Form 10-Q
period 1995-03-31
TECHNE CORP /MN/
filed 1995-05-10
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                               _________________

                         Commission file number 0-17272
                               __________________

                               TECHNE CORPORATION
             (Exact name of registrant as specified in its charter)

       MINNESOTA                                    41-1427402
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


614 MCKINLEY PLACE N.E.                             (612) 379-8854
    MINNEAPOLIS, MN             55413       (Registrant's telephone number,
 (Address of principal       (Zip Code)      including area code)
  executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  (X)   No  (  )

At May 1, 1995, 9,395,346 shares of the Company's Common Stock (par value $.01) were outstanding.

                          PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        TECHNE CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                        3/31/95          6/30/94
                                            -----------      -----------
  Cash and cash equivalents                 $ 5,227,011      $ 5,878,346
  Short-term investments                      9,254,368        4,987,701
  Accounts receivable (net)                   7,174,629        6,592,961
  Inventories                                 2,903,361        2,513,561
  Deferred income taxes                         749,000          764,000
  Other current assets                          367,526          198,898
                                            -----------      -----------
    Total current assets                     25,675,895       20,935,467

  Deferred income taxes                         466,000          385,000
  Prepaid license fee                           607,200             -
  Fixed assets (net)                          4,134,737        4,357,108
  Intangible assets (net)                       895,205        1,127,946
                                            -----------      -----------
    TOTAL ASSETS                            $31,779,037      $26,805,521
                                            ===========      ===========

LIABILITIES & EQUITY

  Trade accounts payable                    $ 1,453,859      $ 1,226,864
  Salary and related accruals                 1,177,405        1,140,737
  Other payables                                592,225          624,033
  Income taxes payable                          218,107          536,906
  Current portion of long-term debt                -              29,875
                                            -----------      -----------
    Total current liabilities                 3,441,596        3,558,415

  Deferred rent                                 390,500          292,400

  Common stock, par value $.01 per
    share; authorized 50,000,000;
    issued and outstanding 9,395,346
    and 9,329,151, respectively                  93,953           93,292
  Additional paid-in capital                  8,404,412        8,110,798
  Retained earnings                          19,257,027       14,677,038
  Accumulated foreign currency translation
    adjustments                                 191,549           73,578
                                            -----------      -----------
    Total stockholders' equity               27,946,941       22,954,706
                                            -----------      -----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $31,779,037      $26,805,521
                                            ===========      ===========

                  See notes to unaudited Financial Statements.

                        TECHNE CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                QUARTER ENDED          NINE MONTHS ENDED
                           ------------------------  -----------  -----------
                             3/31/95      3/31/94      3/31/95      3/31/94
                           -----------  -----------  -----------  -----------
Sales                      $12,576,041  $10,963,432  $34,897,468  $29,431,032
Cost of sales                5,003,971    4,550,513   13,905,344   12,671,550
                           -----------  -----------  -----------  -----------
  Gross margin               7,572,070    6,412,919   20,992,124   16,759,482

Operating expenses:
  Selling, gen. and admin.   2,888,020    2,468,472    8,233,788    6,865,740
  Research and development   2,130,800    1,752,288    6,199,942    4,702,373
  Amortization expense          58,877      143,044      232,741      429,131
  Interest expense               1,543        2,681        7,521        4,484
  Interest income             (145,974)     (44,914)    (320,981)    (123,011)
                           -----------  -----------  -----------  -----------
                             4,933,266    4,321,571   14,353,011   11,878,717
                           -----------  -----------  -----------  -----------
Earnings before
  income taxes               2,638,804    2,091,348    6,639,113    4,880,765
Income taxes                   855,000      630,000    2,041,000    1,495,000
                           -----------  -----------  -----------  -----------
NET EARNINGS               $ 1,783,804  $ 1,461,348  $ 4,598,113  $ 3,385,765
                           ===========  ===========  ===========  ===========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE  $      0.19  $      0.15  $      0.48  $      0.36
                           ===========  ===========  ===========  ===========

COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                9,534,610    9,488,578    9,504,720    9,522,971
                           ===========  ===========  ===========  ===========

                  See notes to unaudited Financial Statements.

                        TECHNE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       NINE MONTHS ENDED
                                                     -----------------------
                                                      3/31/95      3/31/94
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $4,598,113   $3,385,765
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                   1,213,051    1,353,394
      Deferred income taxes                             (66,000)    (471,000)
      Deferred rent                                      98,100      110,700
      Other                                             (24,546)        -
      Change in current assets and current
        liabilities, net of acquisition:
        (Increase) decrease in:
          Accounts receivable                          (495,120)    (398,839)
          Inventories                                  (357,294)    (162,410)
          Other current assets                         (163,397)     (65,004)
        Increase (decrease) in:
          Trade account/other payables                  161,994      247,966
          Salary and related accruals                    34,226      208,339
          Income taxes payable                         (225,259)     333,000
                                                     ----------   ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           4,773,868    4,541,911

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary, net of cash acquired          -      (1,788,558)
  Purchase of short-term investments                 (8,625,970)  (3,448,313)
  Proceeds from sale of short-term investments        4,399,303    2,930,000
  Additions to fixed assets                            (723,841)  (1,056,979)
  Increase in long-term prepaid license fee            (607,200)        -
                                                     ----------   ----------
  NET CASH USED BY INVESTING ACTIVITIES              (5,557,708)  (3,363,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long term debt                            (29,875)     (26,776)
  Issuance of common stock                              179,151       27,011
                                                     ----------   ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             149,276          235

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (16,771)     (10,128)
                                                     ----------   ----------
NET CHANGE IN CASH AND EQUIVALENTS                     (651,335)   1,168,168
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           5,878,346    3,979,114
                                                     ----------   ----------
CASH AND EQUIVALENTS AT END OF PERIOD                $5,227,011   $5,147,282
                                                     ==========   ==========

                  See notes to unaudited Financial Statements.

                        TECHNE CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.  BASIS OF PRESENTATION:

The unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and with
instructions to Form 10-Q and Article 10 of Regulation S-X.   The
accompanying unaudited Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for Fiscal 1994. The Company follows these policies in preparation of the interim Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the Financial Statements be read in conjunction with the Company's Financial Statements and Notes thereto for the fiscal year ended June 30, 1994 included in the Company's Annual Report to Shareholders for Fiscal 1994.

Certain Balance Sheet captions appearing in this interim report are as follows:

                                                  3/31/95       6/30/94
                                                -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                           $ 7,304,629   $ 6,745,961
  Less reserve for bad debts                        130,000       153,000
                                                -----------   -----------
    NET ACCOUNTS RECEIVABLE                     $ 7,174,629   $ 6,592,961
                                                ===========   ===========
INVENTORIES
  Raw materials                                 $ 1,588,073   $ 1,352,031
  Work in process                                    74,987        67,025
  Supplies                                          120,138       104,537
  Finished goods                                  1,120,163       989,968
                                                -----------   -----------
    TOTAL INVENTORIES                           $ 2,903,361   $ 2,513,561
                                                ===========   ===========
FIXED ASSETS
  Laboratory equipment                          $ 6,393,824   $ 5,955,057
  Office equipment                                1,999,364     1,770,129
  Leasehold improvements                          1,712,369     1,586,336
                                                -----------   -----------
                                                 10,105,557     9,311,522
  Less accumulated depreciation and
    amortization                                  5,970,820     4,954,414
                                                -----------   -----------
    NET FIXED ASSETS                            $ 4,134,737   $ 4,357,108
                                                ===========   ===========
INTANGIBLE ASSETS
  Customer list                                 $ 1,010,000   $ 1,010,000
  Technology licensing agreements                   500,000       500,000
  Goodwill                                        1,225,547     1,225,547
                                                -----------   -----------
                                                  2,735,547     2,735,547
  Less accumulated amortization                   1,840,342     1,607,601
                                                -----------   -----------
    NET INTANGIBLE ASSETS                       $   895,205   $ 1,127,946
                                                ===========   ===========

B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                        NINE MONTHS ENDED
                                                     -----------------------
                                                      3/31/95      3/31/94
                                                     ----------   ----------
Primary:
Weighted average number of common shares              9,357,473    9,311,115
Dilutive effect of stock options and warrants           147,247      211,856
                                                     ----------   ----------
Average common and common equivalent shares
  outstanding                                         9,504,720    9,522,971
                                                     ==========   ==========
Fully diluted:
Weighted average number of common shares              9,357,473    9,311,115
Dilutive effect of stock options  and warrants          160,863      218,155
                                                     ----------   ----------
Average common and common equivalent shares
  outstanding                                         9,518,336    9,529,270
                                                     ==========   ==========

Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.



           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       Results of Operations Quarter And Nine Months Ended March 31, 1995
                vs. Quarter And Nine Months Ended March 31, 1994
       ------------------------------------------------------------------

Company Structure

Techne Corporation has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division manufactures purified cytokines (proteins), antibodies and assay kits which are sold primarily to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe was acquired by the Company effective July 1, 1993 and is the distributor for R&D Systems' biotechnology products in Europe. R&D Europe also develops and manufactures its own line of biotechnology products and distributes products for several other biotechnology companies. In fiscal 1992, a foreign sales corporation, Techne Export Inc., was incorporated as a subsidiary of the Company.


Net Sales

Net sales for the quarter ended March 31, 1995 were $12,576,041, an increase of $1,612,609 (15%) from the quarter ended March 31, 1994. Sales for the nine months ended March 31, 1995 increased $5,466,436 (19%) from $29,431,032 to $34,897,468. R&D Europe sales for the quarter and nine months ended March 31, 1995 increased $791,343 (25%) and $2,451,427 (31%), respectively, from the quarter and nine months ended March 31, 1994. Approximately 60% of R&D Europe sales were from the distribution of R&D Systems' products. R&D Systems sales, net of intercompany sales to R&D Europe, increased $821,266 (10%) and $3,015,009 (14%) for the quarter and nine months ended March 31, 1995, respectively.

Approximately 54% and 64% of the increase in consolidated sales for the quarter and nine months, respectively, was due to the increase in sales of R&D Systems' immunoassay (Quantikine) kits. In fiscal 1990, the Biotechnology Division of R&D Systems released its first immunoassay kits and currently there are 49 kits on the market. Sales of these kits by R&D Systems and R&D Europe for the quarter and nine months ended March 31, 1995 were $4,904,692 and $13,667,265 compared to $4,026,531 and $10,187,496 for the quarter and nine months ended March 31, 1994.

Approximately 17% and 11% of the increase in consolidated sales for the quarter and nine months, respectively, was due to increased sales of other R&D Systems' product by R&D Europe. In addition, approximately 12% and 10% of the increase in consolidated sales for the quarter and nine months ended March 31, 1995, was from an increase in the distribution of products from non-affiliated companies by R&D Europe. Sales of R&D Systems' Hematology Division for the quarter increased $104,493, while sales for the nine months ended March 31, 1995 decreased $66,907, due mainly to competitive factors.

Fourth quarter sales are expected to be slightly less than third quarter, due to the annual slow down of European sales during the summer months.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the third quarter of fiscal 1995 were 60.2% compared to 58.5% for the same quarter in fiscal 1994. Margins for the nine months ended March 31, 1995 were 60.2% compared to 56.9% for the same period in fiscal 1994.

The increase for the quarter was mainly due to an increase in R&D Europe gross margins. R&D Europe gross margins were 48.2% compared to 41.2% for the quarter ended March 31, 1994. This increase is due to favorable exchange rate variances on purchases from R&D Systems as a result of weakening dollar. R&D Europe gross margins for the nine months ended March 31, 1995 also increased from 44.3% to 47.5%. Additionally, gross margins for the nine months for R&D Systems' Biotechnology Division increased slightly from 65.3% to 66.3% and gross margins for R&D Systems' Hematology Division also increased slightly from 33.2% to 34.5%.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $419,548 (17%) from the third quarter of fiscal 1994 to the third quarter of fiscal 1995. These expenses also increased $1,368,048 (20%) for the first nine months of fiscal 1995. Approximately $241,000 and $568,000 of the increase in selling, general and administrative expenses for the quarter and nine months was due to wages and benefits related to Biotechnology and Hematology Division administration and sales staff added since the prior year. Additionally, $132,000 and $274,000 of the increase in selling, general and administrative expenses for the quarter and nine months was a result of Biotechnology Division consulting expenses related to computer, personnel and strategic planning. In addition, approximately $306,000 of the increase for the nine months in selling, general and administrative expenses was due to marketing costs related to additional advertising, promotional materials and catalog printing costs incurred by R&D Systems' Biotechnology Division and R&D Europe.


Research and Development Expenses

Research and development expenses increased $378,512 (22%) for the quarter ended March 31, 1995 and $1,497,569 (32%) for the nine months ended March 31, 1995. R&D Europe and R&D Systems' research and development expenses increased $85,805 and $292,707, respectively for the quarter ended March 31, 1995 and $354,096 and $1,143,473, respectively, for the nine months ended March 31, 1995. The increases related to products currently under development, several of which were released in the third quarter of fiscal 1995. The products currently under development, several of which will be released in the fourth quarter, include both biotechnology and hematology products.


Net Earnings

Earnings before income taxes increased $547,456 from $2,091,348 in the third quarter of fiscal 1994 to $2,638,804 in the third quarter of fiscal 1995. Earnings before income taxes for the nine months increased $1,758,348 from $4,880,765 to $6,639,113. The increase in earnings before income taxes for the quarter ended March 31, 1995 is mainly due to an increase in R&D Europe earnings of $519,045 as a result of increased sales and gross margin percentage. The increase in earnings before taxes for the nine months is mainly the result of an increase in Biotechnology Division earnings before tax of $1,088,846 and an increase in R&D Europe earnings before tax of $959,087, partially offset by a decrease in Hematology Division earnings for the nine months. The increases in Biotechnology Division and R&D Europe results were due to increases in sales and gross margins, partially offset by higher expenses. The decrease in Hematology earnings from the prior year was the result of a slight decrease in sales and increased expenses.

Income taxes for the quarter and nine months ended March 31, 1995 were provided at a rate of approximately 32% and 31% of consolidated pretax earnings, respectively, compared to 30% and 31% for comparable periods in
fiscal 1994.   U.S. federal and state taxes have been reduced as a result of the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at a rate of 33% which approximates the tax rate in the United Kingdom.


                               Impact of Inflation
                               -------------------

The majority of the Company's increase in sales has resulted from an increase in units shipped and the introduction of new products, not from price increases. The Company believes that, to date, inflation has had no appreciable effect on the Company's operations.


                         Liquidity and Capital Resources
                         -------------------------------

At March 31, 1995, cash and cash equivalents and short-term investments were $14,481,379 compared to $10,866,047 at June 30, 1994. The Company is accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital requirements and capital additions through currently available funds and cash generated from operations. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime.


Cash Flows From Operating Activities

The Company generated $4,166,668 from operating activities in the first nine months of fiscal 1995 compared to $4,541,911 for the first nine months of fiscal 1994. The increase was the result of increased net earnings.


Cash Flows From Investing Activities

During the nine months ended March 31, 1995 and 1994, respectively, the Company invested a net $4,226,664 and $518,313 in short-term investments. The Company's investment policy is to place excess cash in short-term certificates of deposit and low risk tax-exempt government bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

In July, 1993 the Company acquired its R&D Europe subsidiary for $2,300,000 cash plus a 5 year warrant for 50,000 shares of Company common stock. Additional costs associated with the acquisition were $87,241. Cash acquired in the transaction was $598,683, for a net cash outflow of $1,788,558. Cash used to fund the acquisition was obtained from cash and cash equivalents and short-term investments on hand at June 30, 1993.

Capital additions were $723,841 for the first nine months of fiscal 1995 compared to $1,056,979 for the first nine months of fiscal 1994. The major additions in both periods were for laboratory and computer equipment.
Total capital additions of leasehold improvements, laboratory and computer equipment planned for the remainder of fiscal 1995 are expected to cost approximately $300,000 and are expected to be financed through currently available cash and cash generated from operations.

During the nine months ended March 31, 1995 the Company made a $1,000,000 prepayment to Cistron Biotechnology, Inc. under a License and Supply Agreement. The agreement grants the Company a sublicense to sell recombinant interleukin-1 beta protein and interleukin-1 beta precursor assays made by Cistron to the research market worldwide. The $1,000,000 prepayment is being amortized over five years. The Company and Cistron also signed a Research and Development Agreement under which the Company will support Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to such product. Payments under the research agreement will be made in 10 quarterly installments of $100,000 beginning July 1, 1995 and are expected to be financed through cash generated from operations.


Cash Flows From Financing Activities

Cash of $29,875 and $26,776 was used to reduce long-term borrowings in the first nine months of fiscal 1995 and 1994, respectively. Cash of $179,151 and $27,011 was received during the nine months ended March 31, 1995 and 1994, respectively, for the exercise of options for 59,604 and 11,853 shares of common stock. During the first nine months of fiscal 1995 and 1994, options for 9,091 and 13,940 shares of common stock, respectively, were exercised in noncash transactions by the surrender of 2,500 and 2,144 shares of the Company's common stock with market values of $25,000 and $25,192., respectively.

During the fourth quarter of fiscal 1995, the Company plans to purchase approximately $400,000 of Techne common stock for contribution to the Company's Stock Bonus Plan. In addition, subject to market conditions and share prices, the Company plans to purchase up to $5,000,000 in Techne common stock over the next twelve months. Any such purchases will be funded from currently available cash and short-term investments. The Company has never paid dividends and has no plans to do so in fiscal 1995.


                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

  None


ITEM 2 - CHANGES IN SECURITIES

  None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  None


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

  None


ITEM 5 - OTHER INFORMATION

  None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  A.  EXHIBITS

      See exhibit index immediately following signature page.

  B.  REPORTS ON FORM 8-K

      None


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TECHNE CORPORATION
                                                (Company)




Date:  May 10, 1995                             /s/Thomas E. Oland
                                                ---------------------
                                                Thomas E. Oland
                                                President, Chief Executive
                                                and Financial Officer


                                  EXHIBIT INDEX
                                       TO
                                      FORM
                                      10-Q

                               TECHNE CORPORATION


  Exhibit
  Number      Description
  --------    -----------

    10.1 Agreement dated March 16, 1995 between the Company and Roger C. Lucas, Ph.D. relating to termination of certain agreements and redefining relationship.

    10.2      Non-Enforcement of Patent Rights dated March 15, 1995 by
              New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College in favor of Research and Diagnostic Systems, Inc. ("R & D").

    10.3 Non-Enforcement of Patent Rights dated March 21, 1995 by Cistron Biotechnology, Inc. ("Cistron") in favor of R & D.

    10.4 License and Supply Agreement dated March 21, 1995 between Cistron and R & D.

    10.5 Research and Development Agreement dated April 10, 1995 between Cistron and R & D.

    27        Financial Data Schedule