Form 10-K
period 1995-06-30
TECHNE CORP /MN/
filed 1995-09-25
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
			     Washington, DC  20549

				   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1995, OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________to __________

		       Commission File Number:  0-17272

			      TECHNE CORPORATION
	    (Exact name of Registrant as specified in its charter)

       Minnesota                                        41-1427402
(State of Incorporation)                              (IRS Employer
						     Identification No.)

614 McKinley Place N.E., Minneapolis, MN                   55413
(Address of principal executive offices)                (Zip Code)

		Registrant's telephone number:  (612) 379-8854

	  Securities registered pursuant to Section 12(b) of the Act:
				     None

	  Securities registered pursuant to Section 12(g) of the Act:
			 Common Stock, $.01 par value.

Indicate by check mark whether the Company (1) has filed reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 8, 1995 as reported on The Nasdaq Stock Market was approximately $111,605,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 8, 1995:
9,428,201

		 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

				    PART I

			     ITEM 1.  BUSINESS

OVERVIEW

Techne Corporation (the "Company") is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major product lines are hematology controls, which are used in hospital and clinical laboratories to check the accuracy of blood analysis instruments, and biotechnology products including purified proteins called cytokines which are sold exclusively to the research market and diagnostic assay kits which are sold to the research and clinical diagnostic markets. R&D Europe distributes biotechnology products in Europe and also manufactures its own line of biotechnology products. In fiscal 1992, a foreign sales corporation, Techne Export Inc., was incorporated as a subsidiary of the Company.

R&D Systems was founded and incorporated in 1976 in Minneapolis, Minnesota and was acquired by the Company in 1985. In 1977 R&D Systems introduced its first product, a Platelet-Rich-Plasma control. In 1981 R&D Systems was the second manufacturer in the world to release a Whole Blood Control with Platelets, thereby establishing itself as one of the leaders in the field of hematology control products manufacturing. Subsequently, R&D Systems has developed several types of hematology controls designed to keep pace with the technology of the newest models of hematology instruments. These products are sold throughout the United States directly by R&D Systems and in many foreign countries through distributors.

In 1985 R&D Systems entered the cytokine market. Cytokines are specialized protein molecules that stimulate or suppress growth in the cells of the body. Cytokines are in demand by biomedical researchers who want to learn more about their diverse functions. Encouraged by its success in the cytokine market, R&D Systems formed a biotechnology division in 1986 with the goal of producing and marketing a wide range of human cytokines through genetic engineering. Recombinant DNA technology offers several advantages over extraction of these proteins from natural sources, including lower production cost and potentially unlimited supply.

On August 19, 1991, R&D Systems purchased from Amgen Inc., a leader in the biotechnology field, its research reagent and diagnostic assay kit business. With this purchase R&D Systems obtained Amgen's Erythropoietin (EPO) kit, the Company's first cytokine enzyme-linked immunosorbent assay (ELISA) kit cleared by the FDA for clinical diagnostic use. This acquisition established R&D Systems as a leader in cytokine diagnostic assays.

In July 1993, the Company acquired an English subsidiary, British Bio-technology Products Ltd. (BBP) from British Bio-technology Group plc. BBP was the European distributor for R&D Systems' biotechnology products and continues to distribute these products throughout Europe. BBP, which the Company renamed R&D Systems Europe Ltd., also develops and manufactures its own line of biotechnology products and distributes products for several other biotechnology companies. In fiscal 1996, R&D Europe plans to open a sales office near Frankfurt, Germany.



THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal year 1995, R&D Systems' Hematology Division revenues accounted for approximately 22% of total revenues of $47,716,166. Revenues from R&D Systems' Biotechnology Division and R&D Europe were 49% and 29% of total revenues, respectively.


			    Biotechnology Products

R&D Systems is a supplier of cytokines to the biotechnology research community. These valuable proteins exist in minute amounts in different types of cells and can be extracted from these cells or made through gene splicing. In 1985 R&D Systems introduced its first cytokine and is continuously adding others to its product line. The first cytokines were extracted from natural sources (human and porcine platelets and bovine brain). Currently the majority of cytokines are produced through recombinant techniques. R&D Systems also sells antibodies for specific cytokines, cytokine assay kits, clinical diagnostic kits and kits for cytokine receptor binding studies.

The growing interest by researchers in cytokines exists because of the profound effect a tiny amount of a cytokine can have on the cells and tissues of the body. Cytokines are messengers of the cell. They carry vital signals to the cell's genetic machinery that can trigger it to grow or stop growing. Cytokines can also signal a cell to differentiate, that is, to acquire the features necessary for it to take on more specialized tasks. Cytokines interact with specialized receptors on the surface of cells. The cytokine molecule acts as a signal that is received by a corresponding receptor. Certain cytokines play a key role in stimulating cells surrounding a wound to grow and divide and also in attracting migratory cells to the site.

R&D Systems' Biotechnology Division was formed in response to a shift in the market from proteins purified from natural source materials to those produced by recombinant DNA techniques. R&D Systems believes that its recombinant cytokines are addressing the growing demand for these products within the scientific research community.

During fiscal 1990, the Biotechnology Division released its first cytokine assay kits under the tradename Quantikine. These kits are used by researchers to quantify the level of a specific cytokine in a sample of human blood or other fluid. The Biotechnology Division of R&D Systems also introduced its flow cytometry reagent kits under the tradename Fluorokine. These kits contain cytokines which are chemically tagged causing them to fluoresce when exposed to a laser beam. These tagged cytokines are used to measure the presence or absence of receptors for specific cytokines on the surface of particular cells. The combination of the above product lines enable researchers to not only quantitate cytokines, but to better understand their interactions with cells and the function of these cytokines in the human body.

As discussed previously, on August 19, 1991, R&D Systems purchased Amgen Inc.'s research reagent and diagnostic kit business. This acquisition broadened R&D Systems' customer base and added approximately a dozen new cytokines and antibodies and two new assay kits to its already established product lines.

In July 1993, the Company, through its purchase of R&D Europe, acquired several new biotechnology product lines developed and manufactured by R&D Europe which complemented and expanded the product lines of R&D Systems' Biotechnology Division.

Current Biotechnology Products

  Cytokines and Related Antibodies. Cytokines are extracted from natural sources (human and animal platelets and bovine brains) or are produced through genetic engineering (recombinant DNA technology). Antibodies are produced by injecting cytokines into animals (goats, chickens, mice and rabbits). The animals' immune systems recognize the cytokines as foreign and develop antibodies to specific cytokines. These polyclonal and monoclonal antibodies are then extracted from the animals' blood (from the egg in the case of the chickens) and purified. Currently the Company produces over 240 different cytokines and antibodies.

  Assay Kits. This product line includes R&D Systems' Quantikine kits which allow research scientists to quantify the amount of specific cytokines in a sample of blood or other body fluid. Also included in this product line are R&D Europe's adhesion molecule assay kits. These kits are used by research scientists to measure cellular adhesion molecules in serum, plasma, or cell culture media. Cellular molecules facilitate the movement of infection fighting cells out of the blood stream to the site of infections. Currently there are over 50 different assay kits manufactured and sold by the Company.

  Clinical Diagnostic Kit. The EPO kit acquired from Amgen Inc. in fiscal 1992 is the only diagnostic assay for which R&D Systems has FDA marketing clearance.

  Flow Cytometry Products. This product line includes R&D Systems' Fluorokine kits which are used to measure the presence or absence of receptors for specific cytokines on the surface of cells. Currently there are over 20 different products available in this product line.

  DNA and Related Products. Designer genes and designer probes are synthetic DNAs used in the study of gene function. In addition to over 200 cataloged products, R&D Europe offers custom synthesis services for probes and genes.




		      Hematology Controls and Calibrators

Hematology controls and calibrators, manufactured and marketed through the Hematology Division of R&D Systems, are products made up of the various cellular components of blood. Proper diagnosis of many illnesses requires a thorough and accurate analysis of the patient's blood cells, which is usually done with automatic or semiautomatic hematology instruments. Controls and calibrators ensure that these instruments are performing accurately and reliably.

Blood is composed of plasma, the fluid portion of which is mainly water, and blood cells, which are suspended in the plasma. There are three basic types of blood cells: red cells, white cells and platelets. About 95 percent of the blood cells are red cells. Their main job is to transport oxygen from the lungs throughout the body, which they do by being rich in hemoglobin. White cells defend the body against foreign invaders. Platelets serve as a "plug" to blood flow at the site of an injury by sticking together and to the damaged tissue.

The formed elements of blood--red cells, white cells and platelets--differ a great deal in size and concentration. The white cells are the largest in size and platelets the smallest. The red cells are the most numerous. The average adult has from 20 to 30 trillion red cells. For every thousand red cells there are approximately one white cell and about 20 platelets. As noted above, hematology controls are used in automatic and semiautomatic cell counting analyzers to make sure these instruments are counting blood cells accurately. The most frequently performed laboratory test on a blood sample is called a complete blood count, or CBC for short. Doctors use this test in disease screening and diagnosis. More than a billion of these tests are done every year, the great majority with cell counting instruments. In most laboratories the CBC consists of the white cell count, the red cell count, the hemoglobin reading, and the hematocrit reading or the percent of red cells in a volume of whole blood after it has been centrifuged. Also included in a CBC test is the differential which numbers and classifies the different types of white cells.

These and other characteristics or "parameters" of a blood sample can be measured by automatic or semiautomatic cell counters. Cell counters can read the parameters of blood either by impedance, in which a cell interrupts an electrical current and is counted, or by a laser, in which a cell interrupts a laser beam and is counted. The number of parameters measurable in a blood control product depends on the type and sophistication of the instrument for which the control is designed. Ordinarily a hematology control is used once to several times a day to make sure the instrument is reading accurately.
Some instruments need to be calibrated periodically. Hematology calibrators are similar to controls but go through additional processing and testing to ensure that the calibration values assigned are extremely accurate and can be used to adjust the instrument.

The Hematology Division of R&D Systems offers a complete line of hematology controls and calibrators for both impedance and laser type cell counters. R&D Systems believes its products have improved stability and versatility and a longer shelf life than most of those of its competitors. The Hematology Division supplies hematology control products for use as proficiency testing materials by the College of American Pathologists and the laboratory certifying authorities of a number of states. All products are priced competitively and come with an unconditional money back guarantee. R&D Systems recognizes that developing technologies for cell counting instruments will require increasingly sophisticated and high-quality controls and is prepared to meet this challenge.

Current Retail Hematology Products

  Impedance-Type Whole Blood Controls/Calibrators. The Hematology Division of R&D Systems currently produces controls and calibrators for the following impedance-type instruments: Coulter, TOA, Hycel, Danam, Roche and Cell-Dyn series instruments.

  Laser-Type Whole Blood Controls/Calibrators. Currently produced controls and calibrators for laser-type instruments include products for the following: Technicon H series instruments, Cell-Dyn 3000 instruments and the TOA Sysmex NE-8000 and NE-5500 instruments.

  Linearity Control. This product, released in fiscal 1995, provides a means of assessing the linearity of hematology analyzers for white blood cells, red blood cells, hemoglobin and platelets.

  Whole Blood Reticulocyte Control. Released in fiscal 1995, this control is designed for manual and automated counting of reticulocytes (immature red blood cells).

  Multi-Purpose Platelet Reference Control. This product, Platelet-Trol II, is designed for use by automatic and semi-automatic impedance and laser instruments and is the successor to Platelet-Rich-Plasma which R&D Systems introduced in 1977.


PRODUCTS UNDER DEVELOPMENT

R&D Systems and R&D Europe are engaged in ongoing research and development in all of their major product lines: hematology controls and calibrators, biotechnology cytokines, antibodies, assays and related products. Both subsidiaries believe that their future success depends, to a large extent, on the ability to keep pace with changing technologies and markets. At the same time, the subsidiaries continue to examine their production processes to ensure high quality and maximum economy.

R&D Systems' Biotechnology Division is planning to release several new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. Additional cytokine assay kits and other cytokine products are in various stages of development. R&D Europe continues to develop new assay kits to expand their current product lines, several of which are expected to be released in the coming year.

R&D Systems' Hematology Division has developed several new control and calibrator products including a reticulocyte control, full range and low range linearity kits and five part differential controls for the ABX Argos instrument. R&D Systems has submitted 510(k) applications to the FDA on these products and obtained FDA clearance to release these products in fiscal 1995. R&D Systems is currently developing controls for the Coulter STKS hematology instrument and a flow cytometry whole blood control.

There is no assurance that any of the products in the research and development phase can be developed, or, if developed, can be successfully introduced into the marketplace.

Expenditures for research and development activities were $8,604,398, $6,470,751 and $3,663,619 for fiscal years 1995, 1994 and 1993, respectively.


BUSINESS RELATIONSHIPS

In 1991, R&D Systems entered into a three year distribution agreement with Amersham International plc, an English company. The agreement automatically renews for successive two year periods unless either party wishes to terminate the agreement. The agreement gives Amersham the non-exclusive right to distribute R&D Systems' recombinant proteins under the Amersham name worldwide. In exchange, Amersham pays R&D Systems a royalty on the sale of these products. Total royalties received under this agreement were less than $30,000 in fiscal 1995.

In 1991, R&D Systems entered into a seven year marketing agreement with Synergen, Inc., a US corporation. Synergen was acquired by Amgen Inc. in 1994. The agreement automatically renews for successive two year terms unless either party wishes to terminate the agreement. The agreement gives R&D Systems the right to sell or further develop and sell to the research market certain cytokines which Synergen had developed. In exchange R&D Systems agreed to pay a royalty on the sale of the Synergen cytokines and products (assay kits) developed from them. This agreement is on an exclusive basis in the US and a non-exclusive basis worldwide outside the US. Total sales of product under this agreement were less than 10% of consolidated revenues in fiscal 1995 and total royalties paid were $341,462.

The Biotechnology Division has an ongoing relationship with Amgen Inc. since the acquisition of its research reagent and diagnostic kit business in August 1991. The purchase agreement requires payment of royalties to Amgen Inc. on certain product sales through August 1996. Royalties of $1,245,752 were paid to Amgen in fiscal 1995 under the agreement.

In fiscal 1994, R&D Europe entered into a four year Joint Biological Research
Agreement with its former parent, British Bio-technology Group, plc.   Under
the agreement, R&D Europe receives the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. R&D Europe will pay a total of $5 million over the term of the agreement, plus royalties for a period of 14 years on sales of all products licensed under the agreement. R&D Europe is currently in the early stages of developing several new products from the rights received under this agreement. Research payments made to British Bio-technology Group, plc. in fiscal 1995 were $1.25 million.

In fiscal 1995, R&D Systems entered into a License and Supply Agreement with Cistron Biotechnology, Inc. The agreement grants R&D Systems a sublicense to sell recombinant interleukin-1 beta protein and interleukin-1 beta precursor assays made by Cistron to the research market worldwide. The $1,000,000 payment made for the sublicense is being amortized over five years. R&D and Cistron also signed a Research and Development Agreement under which R&D Systems will support Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to such product. Payments under the research agreement will be made in 10 quarterly installments of $100,000 beginning July 1, 1995.

Original Equipment Manufacturers (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal year 1995, OEM contracts accounted for $6,227,708 or 61% of Hematology Division revenues and 13% of total consolidated revenues.


GOVERNMENT REGULATION

All manufacturers of hematology controls and calibrators are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of R&D Systems' hematology control products are classified as "In Vitro Diagnostic Products" by the US Food and Drug Administration. The entire hematology control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of the Hematology Division's control operations and facilities. Hematology control manufacturing must comply with Good Manufacturing Practices (GMP) as set forth in the FDA's regulations governing medical devices. R&D Systems has not experienced any difficulty in complying with GMP requirements.

Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance. Similarly, biotechnology products manufactured and sold for use in the research market are under no government regulation in England.

With the acquisition of Amgen Inc.'s diagnostic product line, R&D Systems has a cytokine ELISA kit (EPO) cleared by the FDA for clinical diagnostic use.
R&D Systems must also comply with GMP for the manufacture of this kit. R&D Systems is considering the merits of proceeding into clinical trials with certain of its cytokine-based research assays. The purpose of the trials would be to collect data for filing a PMA (premarket approval) application with the FDA. The trials for any one assay could take years and would be very costly. Further there is no assurance that the FDA will clear these kits for clinical diagnostic use once such applications are made.

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission and has been granted a NRC License due to expire September 30, 1995. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 1996. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they wouldn't be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.


AVAILABILITY OF RAW MATERIALS

The primary raw material for the hematology controls and some cytokine products is whole blood. Human blood is purchased from commercial blood banks and porcine and bovine blood is purchased from nearby meat processing plants.
After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased owing largely to the requirement that it be tested for HIV ("AIDS") antibodies and hepatitis, R&D Systems does not anticipate that the higher cost of these materials will have a seriously adverse effect on its business. R&D Systems does not perform its own testing for the AIDS antibodies as all human blood purchased is tested by the supplier.

Historically, the Biotechnology Division relied on outside sources for the synthetic genes necessary to manufacture its cytokines. Over the last several years, the Biotechnology Division has developed and manufactured a significant number of cytokines from synthetic genes developed in-house, thus reducing its reliance on outside sources. R&D Systems and R&D Europe typically have several outside sources for all critical raw materials necessary for the manufacture of products.


PATENTS AND TRADEMARKS

R&D Systems owns patent protection for certain hematology controls and has received patent protection for its cytokine TGF-beta 1.2. R&D Systems may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained.

No assurance can be given that R&D Systems' products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. Although, with the following exceptions, R&D Systems has not been notified that its products infringe upon proprietary rights held by others, it has not conducted a patent infringement study.

Genentech, Inc. holds a basic patent of recombinant DNA techniques that cover R&D Systems' methods for manufacturing its recombinant cytokines. Genentech has granted R&D Systems a non-exclusive license under the patent at a royalty rate of 1/2% of sales of recombinant products.

Stanford University also holds a basic patent on recombinant DNA techniques that cover R&D Systems' methods for manufacturing its recombinant cytokines. Stanford has granted R&D Systems a non-exclusive license under the patent at a royalty rate of 1% of domestic and 1/2% of international sales of recombinant products.

Merck & Co. owns a patent on certain acidic fibroblast growth factors. Merck has granted R&D Systems a license to manufacture and sell such factors for research purposes at a royalty rate of 2% of sales.

Stanford University also owns a patent on fluorescent conjugate technology which R&D Systems uses in the manufacture of certain of its Fluorokine kits. Stanford has granted R&D Systems a non-exclusive license under the patent at a royalty rate of 10% of sales of these products.

For fiscal 1995, $7,476,400 of sales were subject to one or more of the above licenses and total royalties paid under the licenses were $107,532.

R&D Systems has obtained federal trademark registration for its hematology control trademark CBC-3D, CBC-7, CBC-8, CBC-Laser and PLATELET-TROL and claims common law rights in the trademarks CBC-CAL PLUS, CBC-CAL KIT, CBC-TECH, TECH-CAL, CBC-3K, 3K-CAL and CBC-NE. R&D Systems has also obtained the Quantikine, Fluorokine, Surfacemark and IVD trademarks.


SEASONALITY OF BUSINESS

Sales of the products manufactured by R&D Systems and R&D Europe are not seasonal.


SIGNIFICANT CUSTOMERS

One Biotechnology distributor, British Bio-technology Products Ltd. accounted for approximately 11% of total revenues during fiscal 1993. No other single customer accounted for more than 10% of total revenues during fiscal years 1994 and 1995.


BACKLOG

There was no significant backlog for R&D Systems or R&D Europe products as of the date of this report or as of a comparable date for fiscal 1994.


COMPETITION

The market for cytokines and research diagnostic assay kits in the United States and Europe is being supplied by a growing number of biotechnology companies, including T-Cell Sciences, Genzyme, PerSeptive Biosystems Inc., BioSource International, Endogen, Sigma Chemical Co., Amersham International, Calbiochem and Medgenix. R&D Systems believes that it is the dominant worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality and competitive pricing, and the growing demand for these rare and versatile proteins in the research market and for assay kits in the research and clinical diagnostic market combine to make the outlook for its biotechnology business a very promising one.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers.
The principal hematology control competitors of R&D Systems' retail products are Coulter Diagnostics, Inc., Fisher Scientific, Baxter Healthcare Corp., Streck Laboratories, Abbott Diagnostics and Hematronix, Inc. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Coulter Diagnostics and Streck Laboratories.


EMPLOYEES

R&D Systems had 256 full-time and 29 part-time employees as of June 30, 1995. R&D Europe had 59 full-time employees as of June 30, 1995.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States and England had no material effect on R&D Systems or R&D Europe in fiscal year 1995.


FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations (all amounts are in thousands of US dollars):

				      Fiscal Years Ended June 30,
				      ---------------------------
Net Sales to Unaffiliated
	  Customers                     1995      1994      1993
- -------------------------             -------   -------   -------
R&D Systems:
    US                                $27,794   $24,516   $21,530
    England                             2,288     2,143     4,727
    Asia                                1,885     1,322       887
    Other Europe                          955       981       868
    Canada                                667       711       598
    Other                                 251       186       128
R&D Europe:
    England                             4,849     3,590         -
    Germany                             3,034     2,462         -
    France                              1,716       958         -
    Other Europe                        3,199     2,715         -
    Other                               1,078       746         -

Gross Margin
- ------------
R&D Systems (US)                       22,658    18,661    15,598
R&D Europe (England)                    6,595     4,680         -

Net Earnings (Loss)
- -------------------
Parent and R&D Systems (US)             6,228     5,370     4,382
R&D Europe (England)                      478      (276)        -

Identifiable Assets
- -------------------
Parent and R&D Systems (US)            29,151    22,796    20,374
R&D Europe (England)                    4,911     4,010         -


RISK FACTORS

Risk of Technological Obsolescence and Competition

The biotechnology industry is subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, specialized biotechnology firms, major pharmaceutical companies, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive. Many of these competitors have substantially greater resources and product development, production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new or improved diagnostic kits and obtaining Food and Drug Administration (FDA) and other regulatory approvals of such products. If the Company is successful in commencing significant commercial sales of its products, it also will be competing with respect to manufacturing efficiency and marketing capability. Furthermore, the Company's competitors may obtain FDA approval for products sooner and be more successful in manufacturing and marketing their products than the Company.

Patents and Proprietary Rights

The Company's success will depend, in part, on its ability to obtain licenses and patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company has filed a very limited number of United States and foreign patent applications for products in which it believes it has a proprietary interest. The Company has obtained licenses to produce a number of cytokines and related products claimed to be owned by others. The Company believes that no patent rights exits as to other cytokines which it produces, but it has not conducted a patent infringement study. It is possible that the Company may unintentionally infringe patents of third parties or that the Company may have to alter its products or processes, pay licensing fees or cease certain activities because of patent rights of third parties, thereby causing additional unexpected costs and delays which may have a material adverse effect on the Company. The patenting of biotechnology processes and products involves complex legal and factual questions and, to date, there has emerged no consistent policy regarding the breadth of claims in biotechnology patents.

If the Company fails to obtain patents or exclusive licenses for its technology and products, no assurance can be given that others will not independently develop substantially equivalent proprietary products and processes. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce rights of the Company and defend against claims of infringement of rights of others.

Government Regulation

Ongoing research and development activities, including preclinical and clinical testing, and the production and marketing of the Company's products are subject to regulation by numerous governmental authorities in the United States and other countries. All of the Company's products and manufacturing processes and facilities require governmental licensing or approval prior to commercial use. The approval process applicable to clinical diagnostic products of the type being developed by the Company usually takes a number of years and typically requires substantial expenditures. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties. There can be no assurance that regulatory approvals for such products will be obtained without lengthy delays, if at all.

Attraction and Retention of Key Employees

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing is critical to the Company's success. Although the Company believes it has been and will be able to attract and retain such personnel, there can be no assurance that the Company will be successful. In addition, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise would adversely affect the Company's business.


			      ITEM 2.  PROPERTIES

The Company does not own any real property. R&D Systems currently leases space in three adjacent buildings located in Minneapolis, Minnesota. The main building, consisting of approximately 85,000 square feet, is located at 614 McKinley Place N.E., and houses the administrative, marketing and Biotechnology Division manufacturing and research operations. Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. and cover approximately 47,000 square feet. The third building under lease includes 28,000 square feet at 2201 Kennedy Street. This space is being used for storage and Biotechnology Division shipping operations. Subsequent to June 30, 1995 the lease will be amended to include approximately 90,000 additional square feet in the building at 2201 Kennedy Street for expansion of the Biotechnology Division manufacturing and research operations. The Company plans to occupy the remodeled space in mid-fiscal 1996. The current lease for the above buildings extends through December 2007. Base rent for fiscal 1995 was $787,644.

R&D Europe leases approximately 10,000 square feet in a building in Abingdon, England where all of R&D Europe operations are located. In fiscal 1996 R&D Europe plans to increase its square footage in Abingdon to 12,500 and add an additional 2,500 square feet for a sales office near Frankfurt, Germany. Base rent for the Abingdon facility in fiscal 1995 was $213,792.

The Company believes the leased property discussed above is adequate to meet its occupancy needs in the foreseeable future.


			  ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to nor is any of its property subject to any material pending legal proceedings.


	 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1995 fiscal year.

		       EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

       Name         Age             Position                 Officer Since
       ----         ---             --------                 -------------
Thomas E. Oland      54  Chairman of the Board, President,       1985
			   Treasurer and Director
Dr. James A.         52  Vice President and Chief Scientific     1995
  Weatherbee               Officer
Dr. Monica Tsang     50  Vice President, Research                1995
Dr. Thomas C.        62  Vice President, Scientific and          1995
  Detwiler                 Regulatory Affairs
Dr. Gerald J. Allen  45  Vice President, Diagnostics             1995
Marcel Veronneau     41  Vice President, Hematology Operations   1995


The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor is elected. There are no arrangements or understandings among any of the executive officers and any other person (not an officer or director acting as such) pursuant to which any of the executive officers was selected as an officer of the Company. Dr. James A. Weatherbee and Dr. Monica Tsang are husband and wife.

(b) The business experience of the executive officers during the past five years is as follows:

Thomas E. Oland has been Chairman of the Board, President and Treasurer of the Company since December 1985.

Dr. James A. Weatherbee was elected a Vice President of the Company in March 1995. Prior thereto, he served as Chief Scientific Officer for R&D Systems' Biotechnology Division and has been an employee of R&D Systems since 1985.

Dr. Monica Tsang was elected a Vice President of the Company in March 1995. Prior thereto, she served as Executive Director of Cell Biology for R&D Systems' Biotechnology Division and has been an employee of R&D Systems since 1985.

Dr. Thomas Detwiler was elected a Vice President of the Company in March 1995. Prior thereto, he served as Vice President of Scientific and Clinical Affairs for R&D Systems' Biotechnology Division and has been an employee of R&D Systems since 1993. Prior to joining R&D Systems, Dr. Detwiler was Professor of Biochemistry at State University of New York Health Sciences Center, Brooklyn, New York.

Dr. Gerald J. Allen was elected a Vice President of the Company in March 1995. Prior thereto, he served as Director of Diagnostics for R&D Systems' Biotechnology Division and has been an employee of R&D Systems since 1994. During the three years prior to joining R&D Systems, Dr. Allen was Product Development Director at R&D Systems Europe, Ltd. and its predecessor company, British Bio-technology Products, Ltd.

Marcel Veronneau was elected a Vice President of the Company in March 1995. Prior thereto, he served as Director of Operations for R&D Systems' Hematology Division since joining the Company in 1993. During the three years prior to 1993, Mr. Veronneau served as Managing Director at Hycel S.A., a former subsidiary of the Company.


				    PART II


	       ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
			  RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "TECH." The following table sets forth for the periods indicated the range of the closing price per share for the Company as reported by Nasdaq.


					 1995 Sales Price   1994 Sales Price
					 ----------------   ----------------
					   High     Low       High     Low
					  ------   ------    ------   ------
1st Quarter                               $11.00   $ 8.75    $16.25   $13.25
2nd Quarter                                12.63     8.75     15.25     9.25
3rd Quarter                                15.88     9.75     12.25     9.50
4th Quarter                                15.25    12.75     13.00     9.50


As of September 8, 1995, there were approximately 391 shareholders of record of the Company's common stock.

Techne Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of Techne's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.


		     ITEM 6.  SELECTED FINANCIAL DATA (1)

		     (in thousands, except per share data)

Selected Statement of Earnings
Data for the Years Ended June 30     1995   1994(3)    1993   1992(2)    1991
- --------------------------------   -------  -------  -------  -------  -------
Net sales                          $47,716  $40,330  $28,738  $22,304  $19,330
Gross margin                        29,253   23,341   15,598   11,665    9,948
Earnings before income taxes         9,648    7,223    6,469    3,253    2,232
Earnings before extraordinary
  items                              6,706    5,094    4,382    1,964    1,635
Net earnings                         6,706    5,094    4,382    1,964    1,684

Per share:
Earnings before extraordinary
  items                            $   .70  $   .54  $   .46  $   .21  $   .18
Extraordinary items                    -        -        -        -        .01
				   -------  -------  -------  -------  -------
Net earnings                       $   .70  $   .54  $   .46  $   .21  $   .19
				   =======  =======  =======  =======  =======

			      (in thousands)
Selected Balance Sheet Data
as of June 30                        1995   1994(3)    1993   1992(2)    1991
- --------------------------------   -------  -------  -------  -------  -------
Total assets                       $34,062  $26,806  $20,374  $15,693  $ 9,567
Long-term debt                         -        -         30    2,066      467
Stockholders' equity                29,520   22,955   17,758   11,183    6,322



(1) The Company has not declared any dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.

(2) The Company sold its French subsidiary effective October 1, 1991 and acquired the research reagent and diagnostic kit business of Amgen Inc. on August 19, 1991.

(3) The Company acquired its English subsidiary, R&D Systems Europe Ltd. effective July 1, 1993.



	  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS


COMPANY STRUCTURE

TECHNE (the Company) has two operating subsidiaries: Research & Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two divisions: Biotechnology and Hematology. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance ofhematology instruments to assure the accuracy of hematology test results. R&D Europe, located in Abingdon, England, was acquired by the Company on July 1, 1993. R&D Europe was and continues to be the European distributor of R&D Systems biotechnology products. R&D Europe also develops and manufactures its own line of biotechnology products and distributes biotechnology products for several other companies. In fiscal 1992, a foreign sales corporation, Techne Export Inc., was incorporated as a subsidiary of the Company.

RESULTS OF OPERATIONS

Net sales for fiscal 1995 were $47,716,166, an increase of $7,386,534 (18%) from fiscal 1994. Sales by R&D Europe for the period increased $3,405,455 (33%), while sales by R&D Systems increased $3,981,079 (13%). Approximately 59% of the increase in consolidated sales for the fiscal year was due to the increase in sales of R&D Systems' immunoassay (Quantikine) kits. In fiscal 1990, the Biotechnology Division of R&D Systems released its first Quantikine kits and currently there are 49 kits on the market. Sales of these kits by R&D Systems and R&D Europe for fiscal 1995 were $18,568,719 compared to $14,242,364 in fiscal 1994. In addition, 10% of the increase in consolidated sales for the fiscal year was due to increased sales of other R&D Systems' products by R&D Europe and another 10% of the increase was due to increased distribution of products from non-affiliated companies by R&D Europe. The Company anticipates increases in sales for fiscal 1996 in both its U.S. and European subsidiaries related to increased volumes of current products and the release of new products.

Net sales for fiscal 1994 were $40,329,632, an increase of $11,591,811 (40%) from fiscal 1993. Sales by R&D Europe for the period were $10,470,795. Approximately 18% and 17%, respectively, of the increase in consolidated sales were from sales of R&D Europe in-house developed products and the distribution by R&D Europe of products from non-affiliated companies. Approximately 42% of the increase in consolidated sales was due to the increase in sales of R&D Systems' Quantikine kits. Sales of these kits by R&D Systems and R&D Europe for fiscal 1994 were $14,242,364 compared to $9,405,096 in fiscal 1993.

Net sales for fiscal 1993 increased $6,433,386 (29%) from fiscal 1992. During this period, R&D Systems' sales increased $7,599,757 (36%) from $21,138,064 to $28,737,821. Approximately 48% of this increase was due to the increase in sales of Quantikine kits. In addition, 14% of the increase in R&D Systems' sales resulted from the increase in the volume of sales to one Hematology Division OEM customer. The increase in R&D Systems' sales for fiscal 1993 was partially offset by a decrease in sales as a result of the sale of Hycel S.A., a French subsidiary of the Company, at the end of the first quarter of fiscal 1992.

Gross margins, as a percentage of sales, increased from 57.9% in fiscal 1994 to 61.3% in fiscal 1995. The increase was primarily due to an increase in R&D Europe gross margins from 44.7% to 47.5%. This increase was due to favorable exchange rate variances on purchases from R&D Systems as a result of a weakening dollar. Biotechnology Division gross margins increased slightly from 66.6% to 67.4% and Hematology Division gross margins increased from 33.1% in fiscal 1994 to 36.4% in fiscal 1995. This increase in gross margin for the Hematology Division was the result of increased higher margin retail sales and manufacturing efficiencies.

Gross margins, as a percentage of sales, increased from 54.3% in fiscal 1993 to 57.9% in fiscal 1994. The increase was primarily due to an increase in R&D Systems' Biotechnology Division gross margins from 62.7% to 66.6%. This increase was the result of lower packaging and manufacturing costs due to increases in production and shipping volumes. The increase in Biotechnology Division gross margin percentage was partially offset by a lower gross margin percentage for R&D Systems' Hematology Division. Gross margins for the Hematology Division were 33.1% in fiscal 1994 compared to 38.0% in fiscal 1993. This decrease in gross margin was the result of increasing lower margin OEM business, higher production costs related to smaller average lot sizes and higher shipping costs related to one OEM product.

Gross margins, as a percentage of sales, increased from 52.3% in fiscal 1992 to 54.3% in fiscal 1993. The increase was primarily due to an increase in R&D Systems' Biotechnology Division gross margins as a result of a decrease in production costs associated with the product lines acquired from Amgen Inc. in fiscal 1992.

Selling, general and administrative expenses increased $1,939,004 (21%) in fiscal 1995. Approximately $845,000 of the increase in selling, general and administrative expenses for the fiscal year was due to wages and benefits related to Biotechnology and Hematology Division administrative and sales staff added since the prior year. Additionally, $288,000 of the increase in selling, general and administrative expenses was the result of Biotechnology Division consulting expenses related to computer, personnel and strategic planning. In addition, approximately $537,000 of the increase for fiscal 1995 was due to marketing costs related to additional advertising, promotional materials and catalog printing costs incurred by R&D Systems' Biotechnology Division and R&D Europe.

Selling, general and administrative expenses increased $4,223,449 (84%) in fiscal 1994. Included in selling, general and administrative expenses for fiscal 1994 were $3,065,140 of expenses related to R&D Europe operations. During this period, R&D Systems' selling, general and administrative expenses increased $989,813 (21%). The majority of this increase was due to additional wages, benefits and travel expenses related to additional Biotechnology Division administrative and sales staff and the printing of a new Biotechnology product catalog.

Selling, general and administrative expenses increased $31,520 (1%) in fiscal 1993. During this period, R&D Systems' selling, general and administrative expenses increased $607,772 (15%). The majority of this increase was due to additional wages, benefits and travel expenses related to additional Biotechnology sales, computer and support staff. The increase in R&D Systems' selling, general and administrative expenses was offset by the decrease in these expenses after the sale of Hycel. Hycel's expenses included in fiscal 1992 results were $557,546.

Research and development expenses increased $2,133,647, $2,807,132 and $1,073,315 in fiscal 1995, 1994 and 1993, respectively. The increases in research and development expenses were primarily the result of the development and release of new cytokines, antibodies and Quantikine kits by R&D Systems' Biotechnology Division and the development and release of several new Hematology Division control products. Included in research and development expenses for fiscal 1995 and 1994 were $1,250,000 and $1,100,000 related to payments made under a Joint Biological Research Agreement with British Bio-technology Group plc, R&D Europe's former parent. Products being developed as a result of this agreement are expected to contribute to future revenues and earnings of R&D Europe. Management of the Company believes that R&D Systems and R&D Europe will continue to develop new products.

Earnings before taxes increased from $7,222,662 in fiscal 1994 to $9,648,042 in fiscal 1995. This increase in earnings was primarily the result of a $1,082,547 increase in R&D Systems' Biotechnology Division earnings and a $1,299,464 increase in R&D Europe earnings, partially offset by a $72,047 decrease in Hematology Division earnings. The increase in Biotechnology Division and R&D Europe earnings before taxes was due to increased sales and gross margins, partially offset by higher expenses. The decrease in Hematology Division earnings before taxes was the result of increased sales and gross margins offset by higher expenses.

Earnings before taxes increased from $6,469,275 in fiscal 1993 to $7,222,662 in fiscal 1994. This increase in earnings was primarily the result of a $1,987,751 increase in R&D Systems' Biotechnology Division earnings offset by a $559,347 decrease in Hematology Division earnings and a $417,916 operating loss by R&D Europe. The increase in Biotechnology Division earnings before taxes was due to increased sales and gross margins, partially offset by higher expenses. The decrease in Hematology Division earnings before taxes was the result of a decrease in gross margins. The operating loss by R&D Europe was primarily the result of the $1,100,000 Joint Biological Research Agreement payment discussed previously.

Earnings before taxes increased from $3,252,764 in fiscal 1992 to $6,469,275 in fiscal 1993. This increase in earnings is primarily the result of a $2,177,544 increase in R&D Systems' Biotechnology Division earnings before taxes and a $666,535 increase in Hematology Division earnings, both of which were due to increased sales and gross margins partially offset by higher expenses.

Income taxes for fiscal 1995 were provided at a rate of approximately 30% of consolidated pretax earnings. U.S. federal and state taxes have been reduced as a result of the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at a rate of 33% which approximates the tax rate in the United Kingdom.

Income taxes for fiscal 1994 were provided at a rate of approximately 29% of consolidated pretax earnings. U.S. federal and state income taxes for fiscal 1994 were reduced as a result of the credit for research and development expenditures, the benefit associated with the foreign sales corporation and an adjustment to prior years income tax due to changes in the tax law related to deductibility of goodwill amortization. Federal and state income taxes on domestic earnings were offset by a $142,000 tax benefit associated with the operating loss by R&D Europe.

Federal and state income taxes for fiscal 1993 were provided at the rate of approximately 32% of earnings. This was a result of the credit for research and development expenditures and the benefit associated with the foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments at June 30, 1995, were $15,945,223, an increase of 47% from the prior year. At June 30, 1994, cash, equivalents and short-term investments were $10,866,047 compared to $7,817,509 at June 30, 1993, an increase of 39%. The Company has an unsecured line of credit of $750,000 available at June 30, 1995. The interest rate on the line of credit is at the prime rate of 9.0% at June 30, 1995.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.

Cash flows from operating activities

The Company generated cash from operations of $7,313,658, $6,304,449 and $4,470,896 in fiscal 1995, 1994 and 1993, respectively. The majority of cash generated from operating activities in all three years resulted from an increase in net earnings after adjustment for noncash expenses, partially offset by an increase in accounts receivable due to increased sales.

Cash flows from investing activities

Capital additions were $1,311,371, $1,331,932 and $2,625,799 in fiscal 1995,
1994 and 1993, respectively. Capital additions in 1995 and 1994 were for laboratory, manufacturing and computer equipment. The major additions in 1993 were for leasehold improvements and related equipment in conjunction with the expansion of R&D Systems into additional space in two adjacent buildings. Total capital additions for equipment and leasehold improvements planned for fiscal 1996 are expected to be approximately $6.2 million (including $4.5 million related to a 90,000 square foot expansion of R&D Systems' Biotechnology Division research and manufacturing facilities). All capital additions are expected to be financed through currently available cash and maturities of short-term investments. The Company has commitments for $1.5 million at June 30, 1995, related to the above noted expansion.

The Company invested a net $5,529,371, $1,259,964 and $2,438,395 in short-term investments in fiscal 1995, 1994 and 1993, respectively. The Company's investment policy is to place excess cash in short-term certificates of deposit and low risk tax-exempt government bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

In fiscal 1995, the Company made a $1,000,000 prepayment to Cistron Biotechnology, Inc. under a License and Supply Agreement. The agreement grants the Company a sublicense to sell recombinant interleukin-l beta protein and interleukin-l precursor assays made by Cistron to the research market worldwide. The prepayment is being amortized over five years. The Company and Cistron also signed a Research and Development Agreement under which the Company will support Cistron's development of an interleukin-l beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to such product. Payments under the research agreement will be made in 10 quarterly installments of $100,000 beginning July 1, 1995, and are expected to be financed through cash generated from operations.

In fiscal 1994, the Company acquired R&D Europe for $2,300,000 cash plus a 5 year warrant for 50,000 shares of Company common stock. Additional costs associated with the acquisition were $87,241. Cash acquired in the transaction was $598,683, for a net cash outflow of $1,788,558. Cash used to fund the acquisition was obtained from cash and cash equivalents on hand at June 30, 1993.

Cash flows from financing activities

The Company received $211,962, $29,024 and $152,054 for the exercise of options and warrants for 84,604, 13,235 and 86,383 shares of common stock in fiscal 1995, 1994 and 1993, respectively.

Net cash of $29,875, $36,201 and $49,989 was used to reduce short and long term debt in fiscal 1995, 1994 and 1993, respectively.

In fiscal 1995, the Company purchased and retired 45,000 shares of Company common stock at a market value of $630,752. Subject to market conditions and share price, the Company plans to purchase an additional $4.4 million of common stock in fiscal 1996. Any such purchases will be funded from currently available cash and short-term investments.

In fiscal 1993, a six-year, 7% convertible debenture in the amount of $2 million, plus accrued interest of $24,500, was converted into 215,947 shares of the Company's common stock.

The Company has never paid dividends and has no plans to do so in fiscal 1996. The Company's earnings will be retained for reinvestment in the business.

	     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


			CONSOLIDATED STATEMENTS OF EARNINGS
			TECHNE Corporation and Subsidiaries

					       Year Ended June 30,
					1995          1994          1993
				     -----------   -----------   -----------
Net sales                            $47,716,166   $40,329,632   $28,737,821
Cost of sales                         18,463,597    16,988,623    13,139,605
				     -----------   -----------   -----------
Gross margin                          29,252,569    23,341,009    15,598,216
Operating expenses (income):
  Selling, general and
    administrative                    11,174,147     9,235,143     5,011,694
  Research and development (Note F)    8,604,398     6,470,751     3,663,619
  Amortization of intangible assets
    (Note A)                             291,619       572,175       564,778
  Interest expense                         8,641        21,755        69,078
  Interest income                       (474,278)     (181,477)     (180,228)
				     -----------   -----------   -----------
				     19,604,527    16,118,347     9,128,941
				     -----------   -----------   -----------
Earnings before income taxes           9,648,042     7,222,662     6,469,275
Income taxes (Note I)                  2,942,000     2,129,000     2,087,000
				     -----------   -----------   -----------
Net earnings                         $ 6,706,042   $ 5,093,662   $ 4,382,275
				     ===========   ===========   ===========

Net earnings per share               $       .70   $       .54   $       .46
Average common and common
  equivalent shares outstanding        9,521,956     9,517,200     9,446,688


	       See Notes to Consolidated Financial Statements.

			 CONSOLIDATED BALANCE SHEETS
		     TECHNE Corporation and Subsidiaries

							   June 30,
						      1995          1994
						   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 5,317,493   $ 5,878,346
  Short-term available-for-sale
    investments (Note A)                            10,627,730     4,987,701
  Trade accounts receivable, less allowance
    for doubtful accounts of $143,000 and
    $153,000, respectively                           7,385,783     6,592,961
  Inventories (Note C)                               3,265,840     2,513,561
  Deferred income taxes (Note I)                       813,000       764,000
  Prepaid expenses                                     396,073       198,898
						   -----------   -----------
    Total current assets                            27,805,919    20,935,467
Equipment and leasehold improvements (Note D)        4,328,429     4,357,108
Intangible assets (Note A)                             836,327     1,127,946
Prepaid license fee                                    567,600         --
Deferred income taxes (Note I)                         524,000       385,000
						   -----------   -----------
						   $34,062,275   $26,805,521
						   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                           $ 1,548,530   $ 1,226,864
  Salaries, wages and related accounts               1,350,650     1,140,737
  Other accounts payable and accrued expenses          662,353       624,033
  Income taxes payable                                 557,447       536,906
  Current portion of long-term debt                      --           29,875
						   -----------   -----------
    Total current liabilities                        4,118,980     3,558,415
Deferred rent                                          423,200       292,400
Contingencies and commitments (Note F)                   --            --
Stockholders' equity (Note G):
  Undesignated capital stock; authorized
    5,000,000 shares; none issued or outstanding         --            --
  Common stock, par value $.01 a share;
    authorized 50,000,000 shares; issued and
    outstanding 9,375,346 and 9,329,151 shares,
    respectively                                        93,753        93,292
  Additional paid-in capital                         8,546,974     8,110,798
  Retained earnings                                 20,734,653    14,677,038
  Accumulated foreign currency translation
    adjustments                                        144,715        73,578
						   -----------   -----------
    Total stockholders' equity                      29,520,095    22,954,706
						   -----------   -----------
						   $34,062,275   $26,805,521
						   ===========   ===========


	       See Notes to Consolidated Financial Statements.

	       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		     TECHNE Corporation and Subsidiaries

								      Accumu-
								       lated
								      Foreign
								      Currency
			    Common Stock     Additional               Transla-
			 ------------------   Paid-in     Retained    tion Ad-
			   Shares    Amount   Capital     Earnings    justment
			 ---------  -------  ----------  -----------  --------
Balances at June 30,
  1992                   8,998,972  $89,990  $5,859,624  $ 5,232,999  $   --
  Net earnings               --        --         --       4,382,275      --
  Common stock issued:
    Exercise of options
      (Note G)              21,600      216      54,663        --         --
    Exercise of warrants    64,783      648      96,527        --         --
    Conversion of deben-
      tures (Note G)       215,947    2,159   2,022,341        --         --
  Tax benefit from
    exercise of options
    and sale of common
    stock by employees       --        --        17,000        --         --
			 ---------  -------  ----------  -----------  --------
Balances at June 30,
  1993                   9,301,302   93,013   8,050,155    9,615,274      --
  Net earnings               --        --         --       5,093,662      --
  Common stock issued:
    Exercise of options
      (Note G)              30,993      310      64,406        --         --
  Surrender of stock to
    exercise options
    (Note L)                (3,144)     (31)     (3,763)     (31,898)     --
  Change in foreign
     currency transla-
     tion adjustments
     (Note A)                --        --         --           --       73,578
			 ---------  -------  ----------  -----------  --------
Balances at June 30,
  1994                   9,329,151   93,292   8,110,798   14,677,038    73,578
  Net earnings               --        --         --       6,706,042      --
  Common stock issued:
    Exercise of options
      (Note G)              93,695      936     236,026        --         --
  Surrrender of stock to
    exercise options
    (Note L)                (2,500)     (25)     (6,850)     (18,125)     --
  Repurchase of stock      (45,000)    (450)      --        (630,302)     --
  Tax benefit from
    exercise of non-
    qualified stock
    options                  --        --       207,000        --         --
  Change in foreign
    currency transla-
    tion adjustments
    (Note A)                 --        --         --           --       71,137
			 ---------  -------  ----------  -----------  --------
Balances at June 30,
  1995                   9,375,346  $93,753  $8,546,974  $20,734,653  $144,715
			 =========  =======  ==========  ===========  ========


	       See Notes to Consolidated Financial Statements.

		CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE L)
		     TECHNE Corporation and Subsidiaries

						 Year Ended June 30,
					   1995          1994         1993
				       ------------  -----------  -----------
Cash flows from operating activities:
  Net earnings                         $  6,706,042  $ 5,093,662  $ 4,382,275
  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
     Depreciation and amortization        1,654,814    1,837,176    1,348,550
     Deferred income taxes                 (188,000)    (759,000)     (82,000)
     Increase in deferred rent              130,800      147,600       91,800
     Other                                  161,866      119,312       17,000
     Change in current assets and
      current liabilities, net of
      acquisition:
      (Increase) decrease in:
	Trade and other accounts
	  receivable                       (791,147)    (444,890)  (1,577,105)
	Inventories                        (732,090)    (154,778)     485,963
	Prepaid expenses                   (193,473)      82,627     (224,254)
      Increase (decrease) in:
	Trade and other accounts
	  payable                           338,131      116,486      103,321
	Salaries, wages and related
	  accounts                          208,268      (99,215)     317,846
	Income taxes payable                 18,447      365,469     (392,500)
				       ------------  -----------  -----------
  Total adjustments                         607,616    1,210,787       88,621
				       ------------  -----------  -----------
     Net cash provided by operating
       activities                         7,313,658    6,304,449    4,470,896

Cash flows from investing activities:
  Additions to equipment and leasehold
    improvements                         (1,311,371)  (1,331,932)  (2,625,799)
  Purchase of short-term available-
    for-sale investments                (10,438,674)  (4,684,964)  (5,487,623)
  Proceeds from sale of short-term
    available-for-sale investments        4,909,303    3,425,000    3,049,228
  Increase in prepaid license fee          (567,600)       --           --
  Acquisition, net of cash acquired           --      (1,788,558)       --
				       ------------  -----------  -----------
     Net cash used in investing
       activities                        (7,408,342)  (4,380,454)  (5,064,194)

Cash flows from financing activities:
  Issuance of common stock                  211,962       29,024      152,054
  Payments on long-term debt                (29,875)     (36,201)     (49,989)
  Repurchase of common stock               (630,752)       --           --
				       ------------  -----------  -----------
    Net cash (used) provided by
      financing activities                 (448,665)      (7,177)     102,065

Effect of exchange rate changes on
  cash                                      (17,504)     (17,586)       --
				       ------------  -----------  -----------
Net (decrease) increase in cash and
  cash equivalents                         (560,853)   1,899,232     (491,233)
Cash and cash equivalents at beginning
  of year                                 5,878,346    3,979,114    4,470,347
				       ------------  -----------  -----------
Cash and cash equivalents at end of
  year                                 $  5,317,493  $ 5,878,346  $ 3,979,114
				       ============  ===========  ===========


	       See Notes to Consolidated Financial Statements.

	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		  TECHNE Corporation and Subsidiaries

		Years Ended June 30, 1995, 1994 and 1993


A.  Description of business and summary of significant accounting policies:

Description of business: The Company is engaged domestically in the research and manufacture of biotechnology products and hematology calibrators and controls through its wholly-owned subsidiary, Research and Diagnostic Systems, Inc. On July 1, 1993, the Company acquired an English subsidiary, R&D Systems Europe Ltd., which develops, manufactures and distributes biotechnology products throughout Europe (Note B). The Company also has a foreign sales corporation, Techne Export Inc.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Revenue recognition: The Company recognizes revenues upon shipment of products. Revenues are reduced to reflect estimated returns.

Translation of foreign financial statements: Assets and liabilities of the Company's foreign operations are translated at year end rates of exchange and the foreign statements of earnings are translated at the average rate of exchange for the year. Gains and losses resulting from translating foreign currency financial statements are not included in operations but are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in operations.

Short-term investments: Short-term investments consist of certificates of deposit and government bonds with original maturities of generally three months to one year.

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to report certain marketable securities at fair market value. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from income, but included in a separate component of shareholders' equity, net of income tax. The Company considers all of its marketable securities available-for-sale. Fair market values are based on quoted market prices.

In fiscal 1995, proceeds from sales of available-for-sale securities were $4,909,303. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses at July 1, 1994 and June 30, 1995 were not material. At June 30, 1994, marketable securities were stated at cost, which approximated market value.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation and amortization: Equipment is being depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized over estimated useful lives of five to 15 years.

Intangibles: Intangible assets, related to the acquisition of Amgen Inc.'s research reagent and diagnostic kit business in fiscal 1992 and the acquisition of R&D Systems Europe Ltd. (Note B), are being amortized on a straight-line basis over the estimated useful lives and consist of the following:

							   June 30,
				     Useful life      1995          1994
				     -----------   -----------   -----------
Customer list                          3 years     $ 1,010,000   $ 1,010,000
Technology licensing agreements       16 years         500,000       500,000
Goodwill                               6 years       1,225,547     1,225,547
						   -----------   -----------
						     2,735,547     2,735,547
Less accumulated amortization                        1,899,220     1,607,601
						   -----------   -----------
						   $   836,327   $ 1,127,946
						   ===========   ===========

The Company periodically evaluates intangible assets utilizing the undiscounted cash flow method, to ensure recoverability of the carrying values.

Earnings per share: Earnings per share are based on the weighted average number of common shares outstanding, including common share equivalents of stock options and warrants outstanding. Net earnings per share assuming full dilution would be substantially the same.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and highly liquid investments with original maturities less than three months.


B.  Acquisition:

On July 30, 1993, the Company purchased all of the stock, effective July 1, 1993, of British Bio-technology Products Ltd., an English corporation, from British Bio-technology Group plc. The new subsidiary was subsequently renamed R&D Systems Europe Ltd. The Company recorded the acquisition under the purchase method of accounting, and accordingly, the consolidated financial statements include the results of operations of the subsidiary since the date of acquisition. Assets acquired included $2.5 million cash and receivables, $.7 million of inventories and $.6 million of equipment. The purchase price was $2.3 million in cash and a warrant, expiring in July 1998, to purchase 50,000 shares of the Company's common stock at $13.76. Goodwill of $44,381 was recognized in the transaction.


C.  Inventories:

Inventories consist of:

					     June 30,
					1995          1994
				     -----------   -----------
Raw materials                        $ 1,743,533   $ 1,352,031
Finished goods                         1,397,792       989,968
Work in process                           11,964        67,025
Supplies                                 112,551       104,537
				     -----------   -----------
				     $ 3,265,840   $ 2,513,561
				     ===========   ===========


D.  Equipment and leasehold improvements:

Equipment and leasehold improvements consist of:

					    June 30,
					1995          1994
				     -----------   -----------
Cost:
  Leasehold improvements             $ 1,758,724   $ 1,586,336
  Laboratory equipment                 6,844,497     5,955,057
  Office and computer equipment        2,065,032     1,770,129
				     -----------   -----------
				      10,668,253     9,311,522
Less accumulated depreciation
  and amortization                     6,339,824     4,954,414
				     -----------   -----------
				     $ 4,328,429   $ 4,357,108
				     ===========   ===========


Included in equipment and leasehold improvements is equipment under capital leases at cost of $159,750 and accumulated amortization of $143,776 as of June 30, 1994. Depreciation and amortization includes $15,974 and $31,950 for the years ended June 30, 1995 and 1994, respectively, related to capital lease equipment.


E.  Debt:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 1995. The interest rate charged on the line of credit is at the prime rate of 9.0% at June 30, 1995.


F.  Contingencies and commitments:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 1995, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:

Year Ending June 30:
- --------------------
1996                                 $ 1,236,196
1997                                   1,296,986
1998                                   1,238,598
1999                                   1,229,865
2000                                   1,247,361
Thereafter                            10,074,684
				     -----------
				     $16,323,690
				     ===========


The above table includes rental payments for a building lease commitment for space to be added in fiscal 1996. The Company is also obligated at June 30, 1995 for approximately $1.5 million for leasehold improvements related to the expansion.

Total rent expense was approximately $1,180,000, $1,191,000 and $646,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

In fiscal 1994, the Company entered into a four year Joint Biological Research Agreement with British Bio-technology Group plc. Under the agreement, R&D Systems Europe will receive the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. R&D Systems Europe will pay a total of $5 million over the term of the agreement, plus royalties for a period of 14 years at rates of 3% to 10% on sales of all products licensed under the agreement. Research and development expenses include $1,250,000 and $1,100,000 for the years ended June 30, 1995 and 1994 under this agreement. Remaining payments under the agreement are $1,250,000 and $1,400,000 for the years ending June 30, 1996 and 1997, respectively.

In fiscal 1995, the Company entered into a Research and Development Agreement with Cistron Biotechnology, Inc. under which the Company will support Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to the assay kit. Payments under the agreement will be made in 10 quarterly installments of $100,000 beginning July 1, 1995.


G.  Stockholders' equity:

The Company has granted stock options pursuant to employee stock option plans. As of June 30, 1995, 588,595 and 225,000 shares, respectively, of the Company's stock are reserved for options related to the TECHNE Corporation 1987 Incentive Stock Option Plan and the TECHNE Corporation 1988 Nonqualified Stock Option Plan.

Stock option activity consists of:

						  Option Shares
				     Outstanding   Exercisable    Price Range
				     -----------   -----------   -------------
Balances at June 30, 1992                385,288       178,661   $  1.313-9.25
  Granted                                 71,085         --        9.125-14.25
  Became exercisable                       --           96,756    1.375-10.125
  Exercised                              (21,600)      (21,600)     1.375-9.25
				     -----------   -----------
Balances at June 30, 1993                434,773       253,817     1.313-14.25
  Granted                                132,667         --        12.50-15.00
  Became exercisable                       --           99,318     1.375-15.00
  Exercised                              (30,993)      (30,993)     1.375-9.25
  Cancelled                              (12,000)       (8,000)           9.25
				     -----------   -----------
Balances at June 30, 1994                524,447       314,142     1.313-15.00
  Granted                                125,000         --        8.875-13.50
  Became exercisable                       --          154,081     1.563-15.00
  Exercised                              (93,695)      (93,695)     1.313-9.25
  Cancelled                               (2,938)       (2,938)   10.125-15.00
				     -----------   -----------
Balances at June 30, 1995                552,814       371,590   $ 5.375-15.00
				     ===========   ===========


In fiscal 1993, $2 million of subordinated convertible debentures issued in conjunction with the acquisition of Amgen Inc.'s research reagent and diagnostic kit business, plus accrued interest, were converted into 215,947 shares of the Company's common stock.


H.  Significant customers:

No customer accounted for more than 10% of the Company's revenues for the years ended June 30, 1995 and 1994. One customer accounted for 11% of the Company's revenues during the year ended June 30, 1993.


I.  Income taxes:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

					       Year Ended June 30,
					1995          1994          1993
				     -----------   -----------   -----------
Earnings (loss) before income
  taxes consist of:
  Domestic                           $ 8,766,494   $ 7,640,578   $ 6,469,275
  Foreign                                881,548      (417,916)       --
				     -----------   -----------   -----------
				     $ 9,648,042   $ 7,222,662   $ 6,469,275
				     ===========   ===========   ===========
Taxes on income consist of:
  Currently payable, federal         $ 2,485,000   $ 2,685,000   $ 2,002,000
  Currently payable, state               176,000       203,000       150,000
  Currently payable, foreign             262,000         --           --
  Tax benefit from exercise of
    stock options                        207,000         --           17,000
  Net deferred                          (188,000)     (759,000)      (82,000)
				     -----------   -----------   -----------
				     $ 2,942,000   $ 2,129,000   $ 2,087,000
				     ===========   ===========   ===========


The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:

					      Year Ended June 30,
					1995          1994          1993
				     -----------   -----------   -----------
Computed expected federal income
  tax expense                        $ 3,377,000   $ 2,528,000   $ 2,200,000
State income taxes, net of federal
  benefit                                192,000       172,000       140,000
Amortization of intangibles                --         (118,000)      120,000
Foreign sales corporation               (163,000)     (123,000)     (108,000)
Research and development credits        (366,000)     (227,000)     (205,000)
Graduated income tax rate                (97,000)      (72,000)         --
Other                                     (1,000)      (31,000)      (60,000)
				     -----------   -----------   -----------
				     $ 2,942,000   $ 2,129,000   $ 2,087,000
				     ===========   ===========   ===========


During the year ended June 30, 1994, the Company retroactively elected, under the Revenue Reconciliation Act of 1993, to amortize goodwill related to the Amgen acquisition. This change in the tax treatment of goodwill reduced income tax expense $118,000 for the year ended June 30, 1994.

Deferred income taxes are provided to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

					     June 30,
					1995          1994
				     -----------   -----------
Inventory reserves not currently
  deductible                         $   324,000   $   243,000
Inventory costs capitalized              276,000       205,000
Foreign net operating loss
  carryforward                             --          142,000
Unrealized profit on intercompany
  sales                                   75,000        75,000
Other                                    138,000        99,000
				     -----------   -----------
Current assets                           813,000       764,000
Excess of book over tax intangible
  asset amortization                     439,000       397,000
Deferred rent                            157,000       109,000
Excess of tax over book depreciation     (88,000)     (121,000)
Other                                     16,000         --
				     -----------   -----------
Noncurrent assets                        524,000       385,000
				     -----------   -----------
				     $ 1,337,000   $ 1,149,000
				     ===========   ===========


The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company does not believe that such audits will have a material impact on the Company's financial position or results of operations.


J.  Foreign operations and export sales:

Net sales of the Company's foreign subsidiary are primarily made to unaffiliated customers in Europe. The consolidated financial statements include amounts for the Company's foreign subsidiary as of and for the years ended June 30 as follows:

					1995          1994
				     -----------   -----------
Net sales                            $13,876,250   $10,470,795
Net income (loss)                        477,548      (275,916)
Total assets                           4,911,259     4,009,826
Net assets                             2,686,667     2,138,688
Capital expenditures                     280,664       324,359
Depreciation expense                     235,684       225,841


Export sales of the Company's domestic subsidiary consist of the following:

					      Year Ended June 30,
					1995          1994          1993
				     -----------   -----------   -----------
England                              $ 2,288,132   $ 2,142,854   $ 4,727,216
Asia                                   1,884,997     1,322,104       887,259
Other Europe                             955,437       981,210       867,648
Canada                                   666,516       711,173       598,002
Other                                    250,786       185,685       127,251
				     -----------   -----------   -----------
				     $ 6,045,868   $ 5,343,026   $ 7,207,376
				     ===========   ===========   ===========



K.  Benefit plans:

Profit sharing plan: Effective July 1, 1987, the Company established a Profit Sharing and Savings Plan for non-union employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $407,500, $371,000 and $306,500 for the years ended June 30, 1995, 1994 and 1993, respectively.

Stock bonus plan: Effective July 1, 1987, the Company also established a Stock Bonus Plan covering non-union employees. The Company may make contributions to the plan in the form of common stock, cash or other property at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $407,500, $371,000 and $306,500 for the years ended June 30, 1995, 1994 and 1993, respectively.

Performance incentive program: Under certain employment agreements with executive officers, the Company recorded bonuses of $80,000, $77,000 and $150,000 for the years ended June 30, 1995, 1994 and 1993, respectively. In addition, options for 45,000, 17,667 and 36,085 shares of common stock were granted to the executive officers during fiscal 1995, 1994 and 1993, respectively.


L. Supplemental disclosures of cash flow information and of noncash investing and financing activities:

The Company paid and received cash for the following items:

					     Year Ended June 30,
					1995          1994          1993
				     -----------   -----------   -----------
Income taxes paid                    $ 2,933,578   $ 2,522,531   $ 2,544,500
Interest paid                              8,641        21,755        79,578
Interest received                        380,316       181,638       155,064


Noncash transactions during the years ended June 30, 1995, 1994 and 1993 consisted of:

In 1995, stock options for 9,091 shares of common stock were exercised by the surrender of 2,500 shares of common stock at fair market value of $25,000. In 1994, stock options for 17,758 shares of common stock were exercised by the surrender of 3,144 shares of common stock at fair market value of $35,692.

In 1993, a $2 million convertible debenture, plus accrued interest of $24,500, was converted into 215,947 shares of common stock.


<AUDIT-REPORT>

			REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries at June 30, 1995 and 1994 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Minneapolis, Minnesota
August 18, 1995

</AUDIT-REPORT>


	  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		      ACCOUNTING AND FINANCIAL DISCLOSURE

None.


				 PART III


		  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's proxy statement for its 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


		       ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


	      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
			     OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


	   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


				    PART IV


	     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
			     REPORTS ON FORM 8-K.

A.  (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Report:

     Consolidated Statements of Earnings for the Years Ended
       June 30, 1995, 1994 and 1993

     Consolidated Balance Sheets as of June 30, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the Years
       Ended June 30, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the Years Ended
       June 30, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements for the Years
       Ended June 30, 1995, 1994 and 1993

     Independent Auditors' Report on Consolidated Financial Statements

     (2)  Financial Statement Schedules.

     None.

     (3)  Exhibits.

     See Exhibit Index immediately following signature page.

B.   Reports on Form 8-K:

     No report on Form 8-K was filed during the quarter ended June 30, 1995.

				  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   TECHNE CORPORATION


Date:  September 25, 1995                Thomas E. Oland
					 -------------------
					 By:  Thomas E. Oland
					 Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                     Signature and Title
- ----                                     -------------------

September 25, 1995                       Thomas E. Oland
					 -------------------
					 Thomas E. Oland
					 President, Treasurer
					 and Director
					 (principal executive officer
					 and principal financial and
					 accounting officer)

September 25, 1995                       Roger C. Lucas
					 ------------------
					 Dr. Roger C. Lucas, Director

September 25, 1995                       Howard V. O'Connell
					 -----------------------
					 Howard V. O'Connell, Director

September 25, 1995                       G. Arthur Herbert
					 ---------------------
					 G. Arthur Herbert, Director

September 25, 1995                       Randolph C. Steer
					 ---------------------
					 Dr. Randolph C. Steer, Director

September 25, 1995                       Lowell E. Sears
					 -------------------
					 Lowell E. Sears, Director

				 EXHIBIT INDEX
		    for Form 10-K for the 1995 Fiscal Year
Exhibit
Number   Description
- -------  -----------
  3.1 Restated Articles of Incorporation of Company, as amended to date--incorporated by reference to Exhibit 19.1 of the Company's Form 10-Q for the quarter ended September 30, 1991*

  3.2 Restated Bylaws, as amended to date--incorporated by reference to Exhibit 3.2 of the Company's Form 10, dated October 27, 1988*

 10.1 Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Karen R. Viskochil --incorporated by reference to Exhibit 10.1 of the Company's Form 10, dated October 27, 1988*

 10.2 Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Thomas E. Oland
	 --incorporated by reference to Exhibit 10.2 of the Company's Form 10, dated October 27, 1988*

 10.3 Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Dr. Roger C. Lucas --incorporated by reference to Exhibit 10.3 of the Company's Form 10, dated October 27, 1988*

 10.4    Agreement for Purchase and Sale of Common Stock of R&D
	 Systems, Inc. dated January 1984--incorporated by reference to
	 Exhibit 10.4 of the Company's Form 10, dated October 27, 1988*

 10.5**  Company's Profit Sharing Plan--incorporated by reference to
	 Exhibit 10.6 of the Company's Form 10, dated October 27, 1988*

 10.6**  Company's Stock Bonus Plan--incorporated by reference to
	 Exhibit 10.7 of the Company's Form 10, dated October 27, 1988*

 10.7**  1987 Incentive Stock Option Plan--incorporated by reference to
	 Exhibit 10.14 of the Company's Form 10, dated October 27, 1988*

 10.8    Form of Stock Option Agreement for 1987 Incentive Stock
	 Option Plan--incorporated by reference to Exhibit 10.15 of the Company's Form 10, dated October 27, 1988*

 10.9** 1988 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.16 of the Company's Form 10, dated October 27, 1988*

10.10 Form of Stock Option Agreement for Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.11 Purchase and Sale Agreement dated as of August 19, 1991 by and among Amgen Inc., Research and Diagnostic Systems, Inc. and Techne Corporation--incorporated by reference to Exhibit 10.29 of the Company's Form 8-K dated August 30, 1991, as amended by Form 8 dated November 1, 1991*

10.12 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A. --incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.13 Lease between The Craig Lyle Limited Partnership and R & D Systems, Inc.--incorporated by reference to Exhibit 10.29 of the Company's Form 10-K for the year ended June 30, 1992*

10.14    Stock Purchase Agreement dated July 30, 1993 between the
	 Company and British Bio-technology Group plc--incorporated by reference to Exhibit 1 of the Company's Form 8-K dated August 11, 1993*

10.15 Joint Biological Research Agreement dated July 30, 1993 between the Company and British Bio-technology Group plc--incorporated by reference to Exhibit 2 of the Company's Form 8-K dated August 11, 1993*

10.16 Stock Purchase Warrant dated July 30, 1993 for 50,000 shares of the Company's Common Stock--incorporated by reference to
	 Exhibit 3 of the Company's Form 8-K dated August 11, 1993*

10.17**  Agreement dated March 16, 1995 between the Company and
	 Roger C. Lucas, Ph.D. relating to termination of certain agreements and redefining relationship--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.18 Non-Enforcement of Patent Rights dated March 15, 1995 by New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College in favor of R & D Systems, Inc.--incorporated by reference to
	 Exhibit 10.2 of the Company's Form 10-Q for the Quarter ended
	 March 31, 1995*

10.19    Non-Enforcement of Patent Rights dated March 21, 1995 by
	 Cistron Biotechnology, Inc. ("Cistron") in favor of R & D Systems, Inc.--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.20 License and Supply Agreement dated March 21, 1995 between Cistron and R & D Systems--incorporated by reference to Exhibit
	 10.4 of the Company's Form 10-Q for the Quarter ended March
	 31, 1995*

10.21 Research and Development Agreement dated April 10, 1995 between Cistron and R & D Systems, Inc.--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.22**  Supplement to March 16, 1995 Agreement between the
	 Company and Roger C. Lucas dated July 1, 1995            EX-10.22

11       Calculation of Earnings Per Share                        EX-11

21       Subsidiaries of the Company:
					     State/Country of
	    Name                               Incorporation
	    ----                             ----------------
	    Research and Diagnostic
	      Systems, Inc.                     Minnesota
	    Techne Export Inc.                  Barbados
	    R&D Systems Europe Ltd.             Great Britain

23       Independent Auditors' Consent                            EX-23

27       Financial Data Schedule                                  EX-27



- -------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement