Form 10-Q
period 1995-09-30
TECHNE CORP /MN/
filed 1995-11-15
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995, or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________to___________


                          __________________

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

At November 1, 1995, 9,429,201 shares of the Company's Common Stock (par value $.01) were outstanding.

                     PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                   TECHNE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

ASSETS                                9/30/95       6/30/95
                                      -------       -------
Cash and cash equivalents           $ 5,984,732   $ 5,317,493
Short-term investments                8,805,790    10,627,730
Accounts receivable (net)             7,854,970     7,385,783
Inventories                           3,369,875     3,265,840
Deferred income taxes                   863,000       813,000
Other current assets                    552,823       396,073
                                    -----------   -----------
  Total current assets               27,431,190    27,805,919

Deferred income taxes                   540,000       524,000
Prepaid license fee                     528,000       567,600
Fixed assets (net)                    7,016,368     4,328,429
Intangible assets (net)                 777,451       836,327
                                    -----------   -----------
  TOTAL ASSETS                      $36,293,009   $34,062,275
                                    ===========   ===========

LIABILITIES & EQUITY

Trade accounts payable              $ 1,821,255   $ 1,548,530
Salary and related accruals             920,001     1,350,650
Other payables                          789,495       662,353
Income taxes payable                  1,154,076       557,447
                                    -----------   -----------
  Total current liabilities           4,684,827     4,118,980

Deferred rent                           444,800       423,200

Common stock, par value $.01 per
  share; authorized 50,000,000;
  issued and outstanding 9,429,201
  and 9,375,346, respectively            94,292        93,753
Additional paid-in capital            9,391,789     8,546,974
Retained earnings                    21,560,456    20,734,653
Accumulated foreign currency
  translation adjustments               116,845       144,715
                                    -----------   -----------
  Total stockholders' equity         31,163,382    29,520,095
                                    -----------   -----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY            $36,293,009   $34,062,275
                                    ===========   ===========

    See notes to unaudited Consolidated Financial Statements.

                   TECHNE CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                     QUARTER ENDED
                                     -------------
                                  9/30/95       9/30/94
                                  -------       -------
Sales                           $12,794,298   $10,960,794
Cost of sales                     4,663,897     4,455,297
                                -----------   -----------
  Gross margin                    8,130,401     6,505,497

Operating expenses:
  Selling, gen. and admin.        3,100,671     2,444,831
  Research and development        2,491,668     1,975,159
  Amortization expense               58,876       114,987
  Interest expense                      224         2,778
  Interest income                  (139,320)      (76,239)
                                -----------   -----------
                                  5,512,119     4,461,516
                                -----------   -----------
Earnings before income taxes      2,618,282     2,043,981
Income taxes                        833,000       606,000
                                -----------   -----------
NET EARNINGS                    $ 1,785,282   $ 1,437,981
                                ===========   ===========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE       $      0.18   $      0.15
                                ===========   ===========
COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING              9,650,445     9,482,124
                                ===========   ===========

       See notes to unaudited Consolidated Financial Statements.

                   TECHNE CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                       QUARTER ENDED
                                                       -------------
                                                    9/30/95      9/30/94
                                                    -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                     $ 1,785,282  $ 1,437,981
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
  Depreciation and amortization                      394,363      431,412
  Deferred income taxes                              (66,000)     (52,000)
  Prepaid license fee                                 39,600            -
  Deferred rent                                       21,600       32,700
  Other                                              101,000            -
  Change in current assets and current
    liabilities:
    (Increase) decrease in:
      Accounts receivable                           (484,946)    (283,564)
      Inventories                                   (113,440)     234,921
      Other current assets                          (163,647)     (31,918)
    Increase (decrease) in:
      Trade account/other payables                   405,602      207,569
      Salary and related accruals                   (428,842)    (392,971)
      Income taxes payable                           598,970      283,000
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          2,089,542    1,867,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                (3,243,585)  (3,111,420)
Proceeds from sale of short-term investments       5,065,525    1,515,000
Additions to fixed assets                         (3,043,257)    (172,449)
                                                 -----------  -----------
NET CASH USED BY INVESTING ACTIVITIES             (1,221,317)  (1,768,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt                                 -       (9,687)
Issuance of common stock                             143,625       20,949
Repurchase of common stock                          (358,750)           -
                                                 -----------  -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES    (215,125)      11,262
EFFECT OF EXCHANGE RATE CHANGES ON CASH               14,139       (4,225)
                                                 -----------  -----------
NET CHANGE IN CASH AND EQUIVALENTS                   667,239      105,298
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        5,317,493    5,878,346
                                                 -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD            $ 5,984,732  $ 5,983,644
                                                 ===========  ===========

       See notes to unaudited Consolidated Financial Statements.

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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for Fiscal 1995. The Company follows these policies in preparation of the interim Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the Consolidated Financial Statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 1995 included in the Company's Annual Report to Shareholders for Fiscal 1995.

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                                    9/30/95       6/30/95
                                                    -------       -------
ACCOUNTS RECEIVABLE
  Accounts receivable                             $ 8,004,970   $ 7,528,783
    Less reserve for bad debts                        150,000       143,000
                                                  -----------   -----------
      NET ACCOUNTS RECEIVABLE                     $ 7,854,970   $ 7,385,783
                                                  ===========   ===========
INVENTORIES
  Raw materials                                   $ 1,840,442   $ 1,743,533
  Work in process                                      39,930        11,964
  Supplies                                            119,405       112,551
  Finished goods                                    1,370,098     1,397,792
                                                  -----------   -----------
      TOTAL INVENTORIES                           $ 3,369,875   $ 3,265,840
                                                  ===========   ===========
FIXED ASSETS
  Laboratory equipment                            $ 7,303,687   $ 6,844,497
  Office equipment                                  2,145,223     2,065,032
  Leasehold improvements                            4,231,286     1,758,724
                                                  -----------   -----------
                                                   13,680,196    10,668,253
    Less accumulated depreciation
      and amortization                              6,663,828     6,339,824
                                                  -----------   -----------
      NET FIXED ASSETS                            $ 7,016,368   $ 4,328,429
                                                  ===========   ===========
INTANGIBLE ASSETS
  Customer list                                   $ 1,010,000   $ 1,010,000
  Technology licensing agreements                     500,000       500,000
  Goodwill                                          1,225,547     1,225,547
                                                  -----------   -----------
                                                    2,735,547     2,735,547
    Less accumulated amortization                   1,958,096     1,899,220
                                                  -----------   -----------
      NET INTANGIBLE ASSETS                       $   777,451   $   836,327
                                                  ===========   ===========











B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                        QUARTER ENDED
                                                        -------------
                                                     9/30/95      9/30/94
                                                     -------      -------
Primary:
Weighted average number of common shares            9,390,975    9,341,864
Dilutive effect of stock options and warrants         259,470      140,260
                                                    ---------    ---------
Average common and common equivalent shares
  outstanding                                       9,650,445    9,482,124
                                                    =========    =========

Fully diluted:
Weighted average number of common shares            9,390,975    9,341,864
Dilutive effect of stock options  and warrants        286,823      142,057
                                                    ---------    ---------
Average common and common equivalent shares
  outstanding                                       9,677,798    9,483,921
                                                    =========    =========


Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.



      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

        Results of Operations Quarter Ended September 30, 1995
                 vs. Quarter Ended September 30, 1994
                 ------------------------------------

Company Structure

Techne Corporation has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division manufactures purified cytokines (proteins), antibodies and assay kits which are sold primarily to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe is the distributor for R&D Systems' biotechnology products in Europe. R&D Europe also develops and manufactures its own line of biotechnology products and distributes products for several other biotechnology companies. In fiscal 1996, R&D Europe opened a sales subsidiary near Frankfurt, Germany. The Company also has a foreign sales corporation, Techne Export Inc.


Net Sales

Net sales for the quarter ended September 30, 1995 were $12,794,298, an increase of $1,833,504 (17%) from the quarter ended September 30, 1994.
R&D Systems sales increased $1,019,774 (13%) and R&D Europe sales increased $813,730 (29%) for the quarter ended September 30, 1995, respectively. Approximately 60% of R&D Europe sales were from the distribution of R&D Systems' products

Approximately 49% of the increase in consolidated sales for the quarter was due to the increase in sales of R&D Systems' immunoassay (Quantikine) kits. In fiscal 1990, the Biotechnology Division of R&D Systems released its first immunoassay kits and currently there are 52 kits on the market. Sales of these kits by R&D Systems and R&D Europe for the quarter ended September 30, 1995 were $4,959,573 compared to $4,069,435 for the quarter ended September 30, 1994.

In addition, approximately 10% of the increase in consolidated sales for the quarter was due to increased sales of other R&D Systems' products by R&D Europe. Another 10% of the increase in consolidated sales for the quarter ended September 30, 1995 was from an increase in sales of R&D Europe in-house developed products, mainly proteins produced from biomolecules obtained from British Bio-technology Group plc. under the fiscal 1994 Joint Biological Research Agreement. The reacquisition of proficiency survey business by R&D Systems' Hematology Division accounted for another 12% increase in consolidated sales. This business had been lost to a competitor in fiscal 1994, but reacquired in mid-fiscal 1995.

The Company expects similar revenues in the second quarter of fiscal 1996 as compared to the first quarter due to the traditional slowing of sales during the Thanksgiving through New Year holiday period. Several new products were released in the first quarter and sales of these products, along with products planned to be released in the second and third quarters and the normal increases after the holiday season, are expected to accelerate revenues to record levels in the last half of fiscal 1996.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the first quarter of fiscal 1996 were 63.5% compared to 59.4% for the same quarter in fiscal 1995.

The increase for the quarter was due to an increase in R&D Europe and Hematology Division gross margins. R&D Europe gross margins were 51.6% compared to 45.6% for the quarter ended September 30, 1994. This increase in R&D Europe gross margins was due to a change in product mix, with increased sales of higher margin in-house developed products. Hematology Division gross margins also increased from 33.4% to 39.4% for the quarter ended September 30, 1995, as a result of changes in the product mix. R&D Systems' Biotechnology Division gross margins increased slightly from 67.5% to 68.6%.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $655,839 (27%) from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. The largest increase (approximately $439,000) in selling, general and administrative expenses for the quarter is attributable to R&D Europe operations. During the first quarter of fiscal 1996 R&D Europe opened a sales subsidiary in Germany and costs associated with additional sales staff, travel and start-up costs were $126,000 for the quarter. In addition, $70,000 of the increase in selling, general and administrative expenses for the quarter was due to additional sales staff added by R&D Europe since the prior year. Also, during the first quarter of fiscal 1995, R&D Europe's selling, general and administration expenses included an exchange gain of approximately $126,000 due to the strengthening of the British pound, compared to a minimal exchange loss in the first quarter of fiscal 1996. R&D Systems' selling, general and administrative expenses increased $173,000 from the first quarter of fiscal 1995, mainly due to additional bonus and profit sharing accruals.

Research and Development Expenses

Research and development expenses increased $516,509 (26%) for the quarter ended September 30, 1995. R&D Europe and R&D Systems' research and development expenses increased $136,424 and $380,085, respectively for the quarter ended September 30, 1995. The increases related to products currently under development, several of which were or are to be released in the first half of fiscal 1996, including R&D Europe's new line of molecular biology products and R&D Systems' new line of murine immunoassay kits. The products currently under development include both biotechnology and hematology products. Also included in R&D Systems' research and development expense for the quarter ended September 30, 1995 is a $100,000 payment to Cistron Biotechnology, Inc. under a Research and Development Agreement signed in fiscal 1995.


Net Earnings

Earnings before income taxes increased $574,301 from $2,043,981 in the first quarter of fiscal 1995 to $2,618,282 in the first quarter of fiscal 1996. The increase in earnings before income taxes was mainly due to an increase in Biotechnology Division earnings of $384,491 and an increase in Hematology Division earnings of $211,230 for the quarter. The increase in Biotechnology Division results was due to increased sales, partially offset by higher expenses. The increase in Hematology earnings from the prior year was the result of an increase in sales and gross margins. R&D Europe earnings before income taxes were $10,557 higher than the prior year, with higher sales being offset by higher expenses.

Income taxes for the quarter ended September 30, 1995 were provided at a rate of approximately 32% of consolidated pretax earnings compared to 30% for the comparable period in fiscal 1995. The tax rate increase in fiscal 1996 is a result of the expiration of the U.S. credit for research and development expenditures. U.S. federal and state taxes have been reduced due to the benefit of the foreign sales corporation. Foreign income taxes have been provided at a rate of 33% which approximates the tax rate in the United Kingdom.


                    Liquidity and Capital Resources

At September 30, 1995, cash and cash equivalents and short-term investments were $14,790,522 compared to $15,945,223 at June 30, 1995. The Company has been accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital requirements and capital additions through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime.


Cash Flows From Operating Activities

The Company generated cash of $2,089,542 from operating activities in the first three months of fiscal 1996 compared to $1,867,130 for the first three months of fiscal 1995. The increase was the result of increased net earnings, partially offset by increases in accounts receivable and inventories due to increased sales.


Cash Flows From Investing Activities

During the three months ended September 30, 1995 and 1994, the Company reduced short-term investments $1,821,940 and increased short-term investments $1,596,420, respectively. The Company's investment policy is to place excess cash in short-term certificates of deposit and low risk tax-exempt government bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible. The decrease in short-term invenstments in the first quarter of fiscal 1996 was used to fund capital additions during the quarter.

Capital additions were $3,043,257 for the first three months of fiscal 1996 compared to $172,449 for the first three months of fiscal 1995. Included in the fiscal 1996 additions was $2,470,000 for partial payment on leasehold improvements being made to the 2201 Kennedy building. The new space will be occupied by R&D Systems Biotechnology Division in stages beginning in the second quarter and continuing through early fiscal 1997. The remaining additions in fiscal 1996 and the major additions in fiscal 1995 were for laboratory and computer equipment. Total expenditures for capital additions relating to leasehold improvements, laboratory and computer equipment planned for the remainder of fiscal 1996 are expected to cost approximately $3,400,000 and are expected to be financed through currently available cash and maturities of short-term investments.


Cash Flows From Financing Activities

Cash of $143,625 and $20,949 was received during the three months ended September 30, 1995 and 1994, respectively, for the exercise of options for 26,000 and 11,795 shares of common stock. During the first three months of fiscal 1996 options for 80,000 shares of common stock were exercised in a noncash transaction by the surrender of 31,645 shares of the Company's common stock with a market value of $601,250.

During the first three months of fiscal 1996, the Company purchased and retired 20,500 shares of Company common stock at a market value of $358,750.

The Company has never paid dividends and has no plans to do so in fiscal 1996.


                      PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, October 19, 1995.

     (b) A proposal to set the number of directors at six was adopted by a vote of 7,453,793 in favor with 10,999 shares against, 24,952 shares abstaining and no shares represented by broker nonvotes.

     (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected, as follows:

          Nominee                        For            Withheld
          -------                        ---            --------
          Thomas E. Oland             7,390,230           89,914
          Roger C. Lucas              7,160,985          319,159
          Howard V. O'Connell         7,476,120            4,024
          G. Arthur Herbert           7,477,344            2,800
          Randolph C. Steer           7,479,344              800
          Lowell E. Sears             7,475,644            4,500

     (d) By a vote of 7,086,018 shares in favor, 344,705 opposed, 58,821 abstaining and no shares represented by broker nonvotes, the shareholders approved option grants to outside directors and a 200,000 share increase in the number of shares reserved for issuance under the Company's 1988 Nonqualified Stock Option Plan.

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



                                               TECHNE CORPORATION
                                               (Company)




Date:  November 13, 1995                       Thomas E. Oland
                                               --------------------------
                                               Thomas E. Oland
                                               President, Chief Executive
                                                and Financial Officer



                             EXHIBIT INDEX
                                TO FORM
                                 10-Q

                          TECHNE CORPORATION


  Exhibit
  Number        Description
  --------      -----------

    10.1 Agreement, dated October 27, 1995 for the first amendment to a lease agreement between Craig Lyle Limited Partnership (Hillcrest Development) and R&D Systems Inc.

    27          Financial Data Schedule