Form 10-Q
period 1995-12-31
TECHNE CORP /MN/
filed 1996-02-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995, or


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

At February 1, 1996, 9,424,501 shares of the Company's Common Stock (par value $.01) were outstanding.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                       TECHNE CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


ASSETS                                12/31/95      6/30/95
                                      --------      -------
Cash and cash equivalents          $  4,102,802  $  5,317,493
Short-term investments               11,155,052    10,627,730
Accounts receivable (net)             7,314,815     7,385,783
Inventories                           3,324,827     3,265,840
Deferred income taxes                 1,007,000       813,000
Other current assets                    530,167       396,073
                                   ------------  ------------
  Total current assets               27,434,663    27,805,919

Deferred income taxes                   520,000       524,000
Prepaid license fee                     488,400       567,600
Fixed assets (net)                    7,792,281     4,328,429
Intangible assets (net)                 718,572       836,327
                                   ------------  ------------
  TOTAL ASSETS                     $ 36,953,916  $ 34,062,275
                                   ============  ============


LIABILITIES & EQUITY

Trade accounts payable             $  1,493,535  $  1,548,530
Salary and related accruals           1,266,310     1,350,650
Other payables                          750,196       662,353
Income taxes payable                    316,450       557,447
                                   ------------  ------------
  Total current liabilities           3,826,491     4,118,980

Deferred rent                           466,400       423,200

Common stock, par value $.01 per
  share; authorized 50,000,000;
  issued and outstanding 9,420,951
  and 9,375,346, respectively            94,210        93,753
Additional paid-in capital            9,491,782     8,546,974
Retained earnings                    22,999,327    20,734,653
Accumulated foreign currency
  translation adjustments                75,706       144,715
                                   ------------  ------------
  Total stockholders' equity         32,661,025    29,520,095
                                   ------------  ------------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY           $ 36,953,916  $ 34,062,275
                                   ============  ============

           See notes to unaudited Consolidated Financial Statements.

                       TECHNE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                QUARTER ENDED            SIX MONTHS ENDED
                                -------------            ----------------
                             12/31/95     12/31/94     12/31/95     12/31/94
                             --------     --------     --------     --------
Sales                       $12,514,479  $11,360,633  $25,308,777  $22,321,427
Cost of sales                 4,632,962    4,446,076    9,296,859    8,901,373
                            -----------  -----------  -----------  -----------
  Gross margin                7,881,517    6,914,557   16,011,918   13,420,054

Operating expenses:
  Selling, gen. and admin.    3,163,447    2,900,937    6,264,117    5,345,768
  Research and development    2,462,512    2,093,983    4,954,180    4,069,142
  Amortization expense           58,878       58,877      117,755      173,864
  Interest expense                   91        3,200          315        5,978
  Interest income              (164,164)     (98,768)    (303,484)    (175,007)
                            -----------  -----------  -----------  -----------
                              5,520,764    4,958,229   11,032,883    9,419,745
                            -----------  -----------  -----------  -----------
Earnings before income
  taxes                       2,360,753    1,956,328    4,979,035    4,000,309
Income taxes                    673,000      580,000    1,506,000    1,186,000
                            -----------  -----------  -----------  -----------
NET EARNINGS                $ 1,687,753  $ 1,376,328  $ 3,473,035  $ 2,814,309
                            ===========  ===========  ===========  ===========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE    $       .17  $      0.14  $      0.36  $      0.30
                            ===========  ===========  ===========  ===========

COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                 9,716,650    9,502,193    9,683,532    9,490,906
                            ===========  ===========  ===========  ===========

           See notes to unaudited Consolidated Financial Statements.

                       TECHNE CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      SIX MONTHS ENDED
                                                      ----------------
                                                    12/31/95        12/31/94
                                                    --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                      $ 3,473,035     $ 2,814,309
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
  Depreciation and amortization                       809,106         823,185
  Deferred income taxes                              (190,000)        (77,000)
  Prepaid license fee                                  79,200               -
  Deferred rent                                        43,200          65,400
  Other                                               188,026          25,000
Change in current assets and current
 liabilities:
 (Increase) decrease in:
  Accounts receivable                                   4,983        (136,131)
  Inventories                                         (79,876)        (68,204)
  Other current assets                               (138,446)          3,534
 Increase (decrease) in:
  Trade account/other payables                         47,594        (162,279)
  Salary and related accruals                         (82,592)       (124,409)
  Income taxes payable                               (230,741)       (451,614)
                                                  -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           3,923,489       2,711,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                 (6,987,347)     (5,943,475)
Proceeds from sale of short-term investments        6,460,025       2,255,000
Additions to fixed assets                          (4,178,226)       (518,391)
                                                  -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES              (4,705,548)     (4,206,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt                                  -         (19,642)
Issuance of common stock                              167,656         112,199
Repurchase of common stock                           (607,753)              -
                                                  -----------     -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES     (440,097)         92,557
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 7,465          (3,180)
                                                  -----------     -----------
NET CHANGE IN CASH AND EQUIVALENTS                 (1,214,691)     (1,405,698)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         5,317,493       5,878,346
                                                  -----------     -----------
CASH AND EQUIVALENTS AT END OF PERIOD             $ 4,102,802     $ 4,472,648
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                                      12/31/95      6/30/95
                                                      --------      -------
ACCOUNTS RECEIVABLE
  Accounts receivable                               $ 7,453,815   $ 7,528,783
    Less reserve for bad debts                          139,000       143,000
                                                    -----------   -----------
      NET ACCOUNTS RECEIVABLE                       $ 7,314,815   $ 7,385,783
                                                    ===========   ===========

INVENTORIES
  Raw materials                                     $ 1,907,147   $ 1,743,533
  Work in process                                        31,888        11,964
  Supplies                                              128,236       112,551
  Finished goods                                      1,257,556     1,397,792
                                                    -----------   -----------
      TOTAL INVENTORIES                             $ 3,324,827   $ 3,265,840
                                                    ===========   ===========

FIXED ASSETS
  Laboratory equipment                              $ 7,558,585   $ 6,844,497
  Office equipment                                    2,242,504     2,065,032
  Leasehold improvements                              4,993,521     1,758,724
                                                    -----------   -----------
                                                     14,794,610    10,668,253
    Less accumulated depreciation
      and amortization                                7,002,329     6,339,824
                                                    -----------   -----------
      NET FIXED ASSETS                              $ 7,792,281   $ 4,328,429
                                                    ===========   ===========

INTANGIBLE ASSETS
  Customer list                                     $ 1,010,000   $ 1,010,000
  Technology licensing agreements                       500,000       500,000
  Goodwill                                            1,225,547     1,225,547
                                                    -----------   -----------
                                                      2,735,547     2,735,547
    Less accumulated amortization                     2,016,975     1,899,220
                                                    -----------   -----------
      NET INTANGIBLE ASSETS                         $   718,572   $   836,327
                                                    ===========   ===========


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                         SIX MONTHS ENDED
                                                         ----------------
                                                      12/31/95      12/31/94
                                                      --------      --------
Primary:
Weighted average number of common shares              9,410,474     9,346,431
Dilutive effect of stock options and warrants           273,058       144,475
                                                      ---------     ---------
Average common and common equivalent shares
  outstanding                                         9,683,532     9,490,906
                                                      =========     =========

Fully diluted:
Weighted average number of common shares              9,410,474     9,346,431
Dilutive effect of stock options  and warrants          286,558       145,384
                                                      ---------     ---------
Average common and common equivalent shares
  outstanding                                         9,697,032     9,491,815
                                                      =========     =========

Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.



          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Results of Operations Quarter And Six Months Ended December 31, 1995
              vs. Quarter And Six Months Ended December 31, 1994
              --------------------------------------------------


Techne Corporation has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division manufactures purified cytokines (proteins), antibodies and assay kits which are sold primarily to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe is the distributor for R&D Systems' biotechnology products in Europe. R&D Europe also develops and manufactures its own line of biotechnology products and distributes products for several other biotechnology companies. In fiscal 1996, R&D Europe opened a sales subsidiary in Germany. The Company also has a foreign sales corporation, Techne Export Inc.


Net Sales

Net sales for the quarter ended December 31, 1995 were $12,514,479, an increase of $1,153,846 (10%) from the quarter ended December 31, 1994. Sales for the six months ended December 31, 1995 increased $2,987,350 (13%) from $22,321,427 to $25,308,777. R&D Systems sales increased $579,287 (7%) and $1,599,061 (10%)
for the quarter and six months ended December 31, 1995, respectively. R&D Europe sales increased $574,559 (16%) and $1,388,289 (22%) for the same periods. Approximately 65% of R&D Europe sales were from the distribution of R&D Systems' products.

Approximately 31% and 42% of the increase in consolidated sales for the quarter and six months, respectively, was due to the increase in sales of R&D Systems' immunoassay (Quantikine) kits. In fiscal 1990, the Biotechnology Division of R&D Systems released its first immunoassay kits and currently there are 58 kits on the market. Sales of these kits by R&D Systems and R&D Europe for the quarter and six months ended December 31, 1995 were $5,050,166 and $10,009,739 compared to $4,693,141 and $8,762,576 for the quarter and six months ended December 31, 1994.

In addition, approximately 26% and 15% of the increase in consolidated sales for the quarter and six months, respectively, was due to increased sales of other R&D Systems' products by R&D Europe. Another 29% and 17% of the increase in consolidated sales for the quarter and six months ended December 31, 1995 was from an increase in sales of R&D Europe in-house developed products, including products developed under the Joint Biological Research Agreement with British Bio-technology plc. and the new molecular biology product line.

The reacquisition of proficiency survey business and increased OEM and retail sales by R&D Systems' Hematology Division accounted for an additional 15% increase in consolidated sales for both the second quarter and first six months of fiscal 1996.

Several new products were released in the first six months of fiscal 1996, including R&D Systems' line of murine assay kits and R&D Europe's line of molecular biology products. Expected increases in sales of these new products, along with products planned to be released in the third and fourth quarters and the normal increases after the holiday season, are expected to accelerate revenues to record levels in the last half of fiscal 1996.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year.
Margins for the second quarter of fiscal 1996 were 63.0% compared to 60.9% for the same quarter in fiscal 1995. Margins for the six months ended December 31, 1995 were 63.3% compared to 60.1% for the same period in fiscal 1995.

The increase for the quarter and six months was due to an increase in R&D Europe and Hematology Division gross margins. R&D Europe gross margins were 48.5% compared to 48.2% for the quarter ended December 31, 1994 and 50.0% compared to 47.1% for the six months ended December 31, 1994. This increase in R&D Europe gross margins was due to a change in product mix, with increased sales of higher margin in-house developed products. Hematology Division gross margins also increased from 32.1% to 36.2% for the quarter ended December 31, 1995, and from 32.8% to 37.9% for the six months ended December 31, 1995 as a result of changes in the product mix. R&D Systems' Biotechnology Division gross margins increased slightly from the prior year for both the quarter and six month periods.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $262,510 (9%) from the second quarter of fiscal 1995 to the second quarter of fiscal 1996. These expenses also increased $918,349 (17%) for the first six months of fiscal 1996. The largest increase in selling, general and administrative expenses for the quarter and six months is attributable to R&D Europe operations. During the first quarter of fiscal 1996, R&D Europe opened a sales subsidiary in Germany and costs associated with additional sales staff, travel and start-up costs were $194,000 and $320,000 for the quarter and six months ended December 31, 1995. In addition, $44,000 and $114,000 of the increase in selling, general and administrative expenses for the quarter and six months was due to additional sales staff added by R&D Europe since the prior year. R&D Systems' selling, general and administrative expenses also increased $188,000 during the first six months of fiscal 1996, mainly due to additional bonus and profit sharing accruals.


Research and Development Expenses

Research and development expenses increased $368,529 (18%) for the quarter ended December 31, 1995 and $885,038 (22%) for the six months ended December 31, 1995. R&D Europe and R&D Systems' research and development expenses increased $52,827 and $315,702, respectively, for the quarter ended December 31, 1995 and $189,251 and $695,787, respectively, for the six months ended December 31, 1995. The increases related to products currently under development, several of which were released in the first half of fiscal 1996, including R&D Europe's new line of molecular biology products and R&D Systems' new line of murine immunoassay kits. The products currently under development include both biotechnology and hematology products. Also included in R&D Systems' research and development expense for the quarter and six months ended December 31, 1995 is $100,000 and $200,000, respectively, for payments to Cistron Biotechnology, Inc. under a Research and Development Agreement signed in fiscal 1995.


Net Earnings

Earnings before income taxes increased $404,425 from $1,956,328 in the second quarter of fiscal 1995 to $2,360,753 in the second quarter of fiscal 1996. Earnings before income taxes for the six months increased $978,726 from $4,000,309 to $4,979,035. The increase in earnings before income taxes was mainly due to an increase in Hematology Division earnings of $266,925 and $533,053 for the quarter and six months ended December 31, 1995, and an increase in Biotechnology Division earnings of $103,448 and $433,041 for the quarter and six months. The increase in Hematology earnings from the prior year was the result of an increase in sales and gross margins. The increase in Biotechnology Division results was due to increased sales, partially offset by higher expenses. R&D Europe earnings before income taxes were not materially different from the second quarter and first six months of the prior year, with higher sales being offset by higher expenses.

Income taxes for the quarter and six months ended December 31, 1995 were provided at a rate of approximately 29% and 30% of consolidated pretax earnings compared to 30% for the comparable periods in fiscal 1995. U.S. federal taxes have been reduced as a result of the benefit of the foreign sales corporation. Foreign income taxes have been provided at a rate of 31% which approximates the tax rates in the United Kingdom and Germany.


                        Liquidity and Capital Resources

At December 31, 1995, cash and cash equivalents and short-term investments were $15,257,854 compared to $15,945,223 at June 30, 1995. The Company has been accumulating cash and short-term investments for future expansion purposes.
The Company believes it can meet its future cash, working capital requirements and capital additions through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime.


Cash Flows From Operating Activities

The Company generated cash of $3,923,489 from operating activities in the first six months of fiscal 1996 compared to $2,711,791 for the first six months of fiscal 1995. The increase was mainly the result of increased net earnings adjusted for noncash expenses.


Cash Flows From Investing Activities

During the six months ended December 31, 1995 and 1994, the Company increased short-term investments $527,322 and $3,688,475, respectively. The Company's investment policy is to place excess cash in short-term certificates of deposit and low risk tax-exempt government bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $4,178,226 for the first six months of fiscal 1996 compared to $518,391 for the first six months of fiscal 1995. Included in the fiscal 1996 additions was $3,220,000 for partial payment on leasehold improvements being made to the 2201 Kennedy building. The new space will be occupied by R&D Systems Biotechnology Division in stages through early fiscal 1997. The remaining additions in fiscal 1996 and the major additions in fiscal 1995 were for laboratory and computer equipment. Total expenditures for capital additions relating to leasehold improvements, laboratory and computer equipment planned for the remainder of fiscal 1996 are expected to cost approximately $2,200,000 and are expected to be financed through cash from operating activities and maturities of short-term investments.


Cash Flows From Financing Activities

Cash of $167,656 and $112,199 was received during the six months ended December 31, 1995 and 1994, respectively, for the exercise of options for 29,750 and 21,795 shares of common stock. During the first six months of fiscal 1996, options for 80,000 shares of common stock were exercised in a noncash transaction by the surrender of 31,645 shares of the Company's common stock with a market value of $601,250.

During the first six months of fiscal 1996, the Company purchased and retired 32,500 shares of Company common stock at a market value of $607,753.

In May 1995, the Company announced a plan to purchase and retire up to $5,000,000 of its common stock. Through February 1, 1996, 81,200 shares have been purchased at a market value of $1,306,959. Subject to market conditions and share price, the Company plans to continue to purchase and retire Company common stock.

The Company has never paid dividends and has no plans to do so in fiscal 1996.


                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     None


ITEM 2 - CHANGES IN SECURITIES

     None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     Information relating to the Company's Annual Meeting of Shareholders held on October 19, 1995, is contained in the Company's Form 10-Q for the quarter ended September 30, 1995, which is incorporated herein by reference.


ITEM 5 - OTHER INFORMATION

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research into cytokines by the Company's customers, the impact of the growing number of producers of cytokine research products and the related price competition, the retention of hematology OEM and proficiency survey business, and the Company's expansion of marketing efforts in Europe.


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


                                             TECHNE CORPORATION
                                             (Company)

Date:  February 13, 1996                     /s/ Thomas E. Oland
                                             -------------------
                                             Thomas E. Oland
                                             President, Chief Executive and
                                             Financial Officer


                                 EXHIBIT INDEX
                                      TO
                                     FORM
                                     10-Q

                              TECHNE CORPORATION


Exhibit
Number                    Description
--------                  ---------------

   27                     Financial Data Schedule