Form 10-Q
period 1996-03-31
TECHNE CORP /MN/
filed 1996-05-14
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996, or


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________to___________


                              __________________

                        Commission file number 0-17272
                              __________________


                              TECHNE CORPORATION
            (Exact name of registrant as specified in its charter)


         MINNESOTA                                          41-1427402
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


   614 MCKINLEY PLACE N.E.
   MINNEAPOLIS, MN          55413                       (612) 379-8854
(Address of principal                               (Registrant's telephone
executive offices)        (Zip Code)              number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  (X)   No  (  )

At May 1, 1996, 9,477,001 shares of the Company's Common Stock (par value $.01) were outstanding.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                       TECHNE CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS                                    3/31/96          6/30/95
                                       ------------      ------------
Cash and cash equivalents              $ 5,732,203       $ 5,317,493
Short-term investments                  10,846,290        10,627,730
Accounts receivable (net)                8,488,399         7,385,783
Inventories                              3,329,907         3,265,840
Deferred income taxes                    1,144,000           813,000
Other current assets                       464,018           396,073
                                       -----------       -----------
  Total current assets                  30,004,817        27,805,919

Deferred income taxes                      544,000           524,000
Prepaid license fee                        448,800           567,600
Fixed assets (net)                       8,678,692         4,328,429
Intangible assets (net)                    659,696           836,327
                                       -----------       -----------
  TOTAL ASSETS                         $40,336,005       $34,062,275
                                       ===========       ===========

LIABILITIES & EQUITY

Trade accounts payable                 $ 1,594,540       $ 1,548,530
Salary and related accruals              1,356,710         1,350,650
Other payables                             927,333           662,353
Income taxes payable                       542,258           557,447
                                       -----------       -----------
  Total current liabilities              4,420,841         4,118,980

Deferred rent                              483,150           423,200

Common stock, par value $.01 per
  share; authorized 50,000,000;
  issued and outstanding 9,452,001
  and 9,375,346, respectively               94,520            93,753
Additional paid-in capital               9,881,904         8,546,974
Retained earnings                       25,441,706        20,734,653
Accumulated foreign currency
  translation adjustments                   13,884           144,715
                                       -----------       -----------
  Total stockholders' equity            35,432,014        29,520,095
                                       -----------       -----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $40,336,005       $34,062,275
                                       ===========       ===========

           See notes to unaudited Consolidated Financial Statements.

                       TECHNE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                 QUARTER ENDED            NINE MONTHS ENDED
                           ------------------------   ------------------------
                             3/31/96      3/31/95       3/31/96      3/31/95
                           -----------  -----------   -----------  -----------

Sales                      $14,713,361  $12,576,041   $40,022,138  $34,897,468
Cost of sales                5,018,310    5,003,971    14,315,169   13,905,344
                           -----------  -----------   -----------  -----------
  Gross margin               9,695,051    7,572,070    25,706,969   20,992,124

Operating expenses:
  Selling, general and
    administrative           3,521,315    2,888,020     9,785,432    8,233,788
  Research and development   2,562,017    2,130,800     7,516,197    6,199,942
  Amortization expense          58,876       58,877       176,631      232,741
  Interest expense                 402        1,543           717        7,521
  Interest income             (146,355)    (145,974)     (449,839)    (320,981)
                           -----------  -----------   -----------  -----------
                             5,996,255    4,933,266    17,029,138   14,353,011
                           -----------  -----------   -----------  -----------
Earnings before income
  taxes                      3,698,796    2,638,804     8,677,831    6,639,113
Income taxes                 1,188,000      855,000     2,694,000    2,041,000
                           -----------  -----------   -----------  -----------
NET EARNINGS               $ 2,510,796  $ 1,783,804   $ 5,983,831  $ 4,598,113
                           ===========  ===========   ===========  ===========


EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE  $      0.26  $      0.19   $      0.62  $      0.48
                           ===========  ===========   ===========  ===========


COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                9,691,746    9,534,610     9,685,396    9,504,720
                           ===========  ===========   ===========  ===========


        See notes to unaudited Consolidated Financial Statements.

                       TECHNE CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      NINE MONTHS ENDED
                                                  -------------------------
                                                    3/31/96       3/31/95
                                                  -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                      $ 5,983,831   $ 4,598,113
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
  Depreciation and amortization                     1,302,753     1,213,051
  Deferred income taxes                              (351,000)      (66,000)
  Prepaid license fee                                 118,800             -
  Deferred rent                                        59,950        98,100
  Other                                               419,354       (24,546)
Change in current assets and current liabilities:
 Increase in:
  Accounts receivable                              (1,252,323)     (495,120)
  Inventories                                         (95,537)     (357,294)
  Other current assets                                (72,191)     (163,397)
 Increase (decrease) in:
  Trade account/other payables                        336,125       161,994
  Salary and related accruals                           8,530        34,226
  Income taxes payable                                 (1,900)     (225,259)
                                                  -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           6,456,392     4,773,868

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of short-term investments                 (9,472,347)   (8,625,970)
Proceeds from sale of short-term investments        9,253,787     4,399,303
Additions to fixed assets                          (5,511,836)     (723,841)
Increase in long-term prepaid license fee                   -      (607,200)
                                                  -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES              (5,730,396)   (5,557,708)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long term debt                                  -       (29,875)
Issuance of common stock                              364,125       179,151
Repurchase of common stock                           (676,206)            -
                                                  -----------   -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES     (312,081)      149,276
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   795       (16,771)
                                                  -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS                    414,710      (651,335)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         5,317,493     5,878,346
                                                  -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD             $ 5,732,203   $ 5,227,011
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                                       3/31/96       6/30/95
                                                     -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                                $ 8,612,399   $ 7,528,783
    Less reserve for bad debts                           124,000       143,000
                                                     -----------   -----------
      NET ACCOUNTS RECEIVABLE                        $ 8,488,399   $ 7,385,783
                                                     ===========   ===========

INVENTORIES
  Raw materials                                      $ 1,817,997   $ 1,743,533
  Work in process                                         44,557        11,964
  Supplies                                                83,890       112,551
  Finished goods                                       1,383,463     1,397,792
                                                     -----------   -----------
      TOTAL INVENTORIES                              $ 3,329,907   $ 3,265,840
                                                     ===========   ===========

FIXED ASSETS
  Laboratory equipment                               $ 7,798,165   $ 6,844,497
  Office equipment                                     2,287,481     2,065,032
  Leasehold improvements                               6,014,582     1,758,724
                                                     -----------   -----------
                                                      16,100,228    10,668,253
    Less accumulated depreciation
      and amortization                                 7,421,536     6,339,824
                                                     -----------   -----------
      NET FIXED ASSETS                               $ 8,678,692   $ 4,328,429
                                                     ===========   ===========

INTANGIBLE ASSETS

  Customer list                                      $ 1,010,000   $ 1,010,000
  Technology licensing agreements                        500,000       500,000
  Goodwill                                             1,225,547     1,225,547
                                                     -----------   -----------
                                                       2,735,547     2,735,547
    Less accumulated amortization                      2,075,851     1,899,220
                                                     -----------   -----------
      NET INTANGIBLE ASSETS                          $   659,696   $   836,327
                                                     ===========   ===========


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                         NINE MONTHS ENDED
                                                       -----------------------
                                                        3/31/96       3/31/95
                                                       ---------     ---------
Primary:
Weighted average number of common shares               9,415,540     9,357,473
Dilutive effect of stock options and warrants            269,856       147,247
                                                       ---------     ---------
Average common and common equivalent shares
  outstanding                                          9,685,396     9,504,720
                                                       =========     =========

Fully diluted:
Weighted average number of common shares               9,415,540     9,357,473
Dilutive effect of stock options  and warrants           299,878       160,863
                                                       ---------     ---------
Average common and common equivalent shares
  outstanding                                          9,715,418     9,518,336
                                                       =========     =========

Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.


          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        Results of Operations Quarter And Nine Months Ended March 31, 1996
               vs. Quarter And Nine Months Ended March 31, 1995
               ------------------------------------------------

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


Net Sales

Net sales for the quarter ended March 31, 1996 were $14,713,361, an increase of $2,137,320 (17%) from the quarter ended March 31, 1995. Sales for the nine months ended March 31, 1996 increased $5,124,670 (15%) from $34,897,468 to
$40,022,138.  R&D Systems sales increased $1,497,338 (17%) and $3,096,399 (13%)
for the quarter and nine months ended March 31, 1996, respectively. R&D Europe sales increased $639,982 (16%) and $2,028,271 (20%) for the same periods. Approximately 67% of R&D Europe sales for the nine months ended March 31, 1996 were from the distribution of R&D Systems' products.

Approximately 48% and 44% of the increase in consolidated sales for the quarter and nine months, respectively, was due to the increase in sales of R&D Systems' immunoassay (Quantikine) kits. Currently there are 64 kits on the market, including a new line of murine assay kits added in the first nine months of
fiscal 1996.    Sales of Quantikine kits by R&D Systems and R&D Europe for the quarter and nine months ended March 31, 1996 were $5,931,111 and $15,940,850 compared to $4,904,692 and $13,667,265 for the quarter and nine months ended March 31, 1995.

In addition, approximately 11% and 14% of the increase in consolidated sales for the quarter and nine months, respectively, was due to increased sales of other R&D Systems' products by R&D Europe. Another 9% and 14% of the increase in consolidated sales for the quarter and nine months ended March 31, 1996 was from an increase in sales of R&D Europe in-house developed products, including products developed under the Joint Biological Research Agreement with British Bio-technology plc. and a new molecular biology product line.

The reacquisition of proficiency survey business and increased OEM and retail sales by R&D Systems' Hematology Division accounted for 13% of the increase in consolidated sales for the first nine months of fiscal 1996.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the third quarter of fiscal 1996 were 65.9% compared to 60.2% for the same quarter in fiscal 1995. Margins for the nine months ended March 31, 1996 were 64.2% compared to 60.2% for the same period in fiscal 1995.

The increase for the quarter and nine months was due to an increase in R&D Europe, Hematology Division and Biotechnology Division gross margins. R&D Europe gross margins were 52.9% compared to 48.2% for the quarter ended March 31, 1995 and 51.0 % compared to 47.5% for the nine months ended March 31, 1995. This increase in R&D Europe gross margins was due to a change in product mix, with increased sales of higher margin in-house developed products and increased margins on products sold through the new German subsidiary. Hematology Division gross margins also increased from 37.6% to 40.0% for the quarter ended March 31, 1996, and from 34.5% to 38.6% for the nine months ended March 31, 1996 as a result of changes in the product mix. R&D Systems' Biotechnology Division gross margins increased from 64.9% to 69.5% for the quarter ended March 31, 1996 and from 66.3% to 68.8% for the nine months ended March 31, 1996 as a result of lower packaging costs and lower manufacturing costs due to increased production volumes.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $633,295 (22%) from the third quarter of fiscal 1995 to the third quarter of fiscal 1996. These expenses also increased $1,551,644 (19%) for the first nine months of fiscal 1996. The largest increase in selling, general and administrative expenses for the quarter and nine months is attributable to R&D Europe operations. During the first quarter of fiscal 1996, R&D Europe opened a sales subsidiary in Germany and costs associated with additional sales staff, travel and start-up costs were $189,000 and $509,000 for the quarter and nine months ended March 31, 1996. In addition, $39,000 and $153,000 of the increase in selling, general and administrative expenses for the quarter and nine months was due to additional sales staff added by R&D Europe since the prior year. R&D Europe marketing expenses also increased $114,000 and $184,000 for the quarter and nine months ended March 31, 1996, respectively, as a result of additional promotion and literature expenditures. R&D Systems' selling, general and administrative expenses also increased $122,000 and $310,000 for the quarter and nine months ended March 31, 1996, mainly due to additional bonus and profit sharing accruals.


Research and Development Expenses

Research and development expenses increased $431,217 (20%) for the quarter ended March 31, 1996 and $1,316,255 (21%) for the nine months ended March 31, 1996. R&D Europe and R&D Systems' research and development expenses increased $82,756 and $348,461, respectively, for the quarter ended March 31, 1996 and $272,007 and $1,044,248, respectively, for the nine months ended March 31, 1996. The increases related to products currently under development, several of which were released in the first nine months of fiscal 1996, including R&D Europe's new line of molecular biology products and R&D Systems' new line of murine immunoassay kits. Products currently under development include both biotechnology and hematology products. Also included in R&D Systems' research and development expense for the quarter and nine months ended March 31, 1996 is $100,000 and $300,000, respectively, for payments to Cistron Biotechnology, Inc. under a Research and Development Agreement signed in fiscal 1995.


Net Earnings

Earnings before income taxes increased $1,059,992 from $2,638,804 in the third quarter of fiscal 1995 to $3,698,796 in the third quarter of fiscal 1996. Earnings before income taxes for the nine months increased $2,038,718 from $6,639,113 to $8,677,831. The increase in earnings before income taxes was mainly due to an increase in Hematology Division earnings of $170,643 and $703,696 for the quarter and nine months ended March 31, 1996, and an increase in Biotechnology Division earnings of $959,370 and $1,392,411 for the quarter and nine months. The increase in Hematology earnings from the prior year was the result of an increase in sales and gross margins. The increase in Biotechnology Division results was due to increased sales and gross margins, partially offset by higher expenses. R&D Europe earnings before income taxes were not materially different from the third quarter and first nine months of the prior year, with higher sales and gross margins offset by higher expenses.

Income taxes for the quarter and nine months ended March 31, 1996 were provided at a rate of approximately 32% and 31% of consolidated pretax earnings. U.S. federal taxes have been reduced as a result of the benefit of the foreign sales corporation. Foreign income taxes have been provided at a rate of 34%, which approximates the tax rates in the United Kingdom and Germany.


                        Liquidity and Capital Resources

At March 31, 1996, cash and cash equivalents and short-term investments were $16,578,493 compared to $15,945,223 at June 30, 1995. The Company has been accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital requirements and capital additions through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime.


Cash Flows From Operating Activities

The Company generated cash of $6,456,392 from operating activities in the first nine months of fiscal 1996 compared to $4,773,868 for the first nine months of fiscal 1995. The increase was mainly the result of increased net earnings adjusted for noncash expenses.


Cash Flows From Investing Activities

During the nine months ended March 31, 1996 and 1995, the Company increased short-term investments $218,560 and $4,226,667, respectively. The Company's investment policy is to place excess cash in short-term certificates of deposit and low risk tax-exempt government bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $5,511,836 for the first nine months of fiscal 1996, compared to $723,841 for the first nine months of fiscal 1995. Included in the fiscal 1996 additions was $3,970,000 for partial payment on leasehold improvements related to the previously announced expansion of facilties by R&D Systems. The final payment on the leasehold improvements of $1,500,000 will be made in early fiscal 1997. The new space will be occupied by R&D Systems' Biotechnology Division in stages through early fiscal 1997. The remaining additions in fiscal 1996 and the major additions in fiscal 1995 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1996, which relate mainly to laboratory equipment for the new space, are expected to cost approximately $1 million and are expected to be financed through cash from operating activities.


Cash Flows From Financing Activities

Cash of $364,125 and $179,151 was received during the nine months ended March 31, 1996 and 1995, respectively, for the exercise of options for 64,500 and 59,604 shares of common stock. During the first nine months of fiscal 1996 and 1995, options for 80,000 and 9,091 shares of common stock, respectively, were exercised in a noncash transaction by the surrender of 31,645 and 2,500 shares of the Company's common stock with market values of $601,250 and $25,000, respectively.

During the first nine months of fiscal 1996, the Company purchased and retired 36,200 shares of Company common stock at a market value of $676,206. In May 1995, the Company announced a plan to purchase and retire up to $5,000,000 of its common stock. Through May 1, 1996, 81,200 shares have been purchased at a market value of $1,306,959. Subject to market conditions and share price, the Company plans to continue to purchase and retire Company common stock.

The Company has never paid dividends and has no plans to do so in fiscal 1996.


                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     None


ITEM 2 - CHANGES IN SECURITIES

     None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     None


ITEM 5 - OTHER INFORMATION

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research into cytokines by the Company's customers, the impact of the growing number of producers of cytokine research products and related price competition, the retention of hematology OEM and proficiency survey business, and the Company's expansion of marketing efforts in Europe.


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



                                         TECHNE CORPORATION
                                         (Company)




Date:  May 14, 1996                      Thomas E. Oland
                                         ------------------
                                         Thomas E. Oland
                                         President, Chief Executive and
                                         Financial Officer





                                 EXHIBIT INDEX
                                      TO
                                     FORM
                                     10-Q

                              TECHNE CORPORATION

      Exhibit
      Number                        Description
      --------                      ---------------
         27                         Financial Data Schedule