Form 10-K
period 1996-06-30
TECHNE CORP /MN/
filed 1996-09-27
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
			   Washington, DC  20549

				 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1996

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes (X)   No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 13, 1996 as reported on The Nasdaq Stock Market was approximately $141,904,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 13, 1996:
9,496,728.

		    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

				  PART I

			     ITEM 1.  BUSINESS

OVERVIEW

Techne Corporation (the "Company") is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major product lines are hematology controls, which are used in hospital and clinical laboratories to check the accuracy of blood analysis instruments, and biotechnology products including purified proteins called cytokines which are sold exclusively to the research market and diagnostic assay kits which are sold to the research and clinical diagnostic markets. R&D Europe distributes biotechnology products in Europe and also manufactures its own line of biotechnology products. In fiscal 1996 R&D Europe opened a sales subsidiary, R&D Systems GmbH (R&D GmbH), in Germany. The Company also has a foreign sales corporation, Techne Export Inc.

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

In 1985 R&D Systems entered the cytokine market. Cytokines are specialized protein molecules that stimulate or suppress cell growth in the body. Cytokines are in demand by biomedical researchers who want to learn more about their diverse functions. Encouraged by its success in the cytokine market, R&D Systems formed a biotechnology division in 1986 with the goal of producing and marketing a wide range of human cytokines through genetic engineering. Recombinant DNA technology offers several advantages over extraction of these proteins from natural sources, including lower production cost and potentially unlimited supply.

On August 19, 1991, R&D Systems purchased from Amgen Inc., a leader in the biotechnology field, its research reagent and diagnostic assay kit business. With this purchase, R&D Systems obtained Amgen's Erythropoietin (EPO) kit, the Company's first cytokine enzyme-linked immunosorbent assay (ELISA) kit cleared by the FDA for clinical diagnostic use. This acquisition established R&D Systems as a leader in cytokine diagnostic assays.

In July 1993, the Company acquired an English subsidiary, British Bio-technology Products Ltd. (BBP) from British Bio-technology Group plc. BBP was the European distributor for R&D Systems' biotechnology products. BBP, which the Company renamed R&D Systems Europe Ltd., continues to distribute R&D Systems' biotechnology products, distributes products for serveral other biotechnology companies and develops and manufactures its own line of biotechnology products.

THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 1996, R&D Systems' Hematology Division revenues accounted for approximately 20% of consolidated revenues of $54,589,054. Revenues from R&D Systems' Biotechnology Division and R&D Europe were 50% and 30% of consolidated revenues, respectively.

			  Biotechnology Products

R&D Systems is a supplier of cytokines to the biotechnology research community. These valuable proteins exist in minute amounts in different types of cells and can be extracted from these cells or made through gene splicing. In 1985 R&D Systems introduced its first cytokine and is continuously adding others to its product line. The first cytokines were extracted from natural sources (human and porcine platelets and bovine brain). Currently the majority of cytokines are produced through recombinant DNA techniques. R&D Systems also sells antibodies for specific cytokines, cytokine assay kits, clinical diagnostic kits and kits for cytokine receptor binding studies.

The growing interest by researchers in cytokines exists because of the profound effect a tiny amount of a cytokine can have on the cells and tissues of the body. Cytokines are intercellular messengers. They carry vital signals to the cell's genetic machinery that can trigger it to grow or stop growing. Cytokines can also signal a cell to differentiate, that is, to acquire the features necessary for it to take on more specialized tasks. Cytokines interact with specialized receptors on the surface of cells. The cytokine molecule acts as a signal that is received by a corresponding receptor. Certain cytokines play a key role in stimulating cells surrounding a wound to grow and divide and also in attracting migratory cells to the site.

R&D Systems' Biotechnology Division was formed in response to a shift in the market from proteins purified from natural source materials to those produced by recombinant DNA techniques. R&D Systems believes that its recombinant cytokines are addressing the growing demand for these products within the scientific research community.

During fiscal 1990, the Biotechnology Division released its first cytokine assay kits under the tradename Quantikine. These kits are used by researchers to quantify the level of a specific cytokine in a sample of human blood or other fluid. In fiscal 1996, the Biotechnology Division expanded its Quantikine line by introducing a line of murine assay kits. These kits are used by research scientists doing cytokine studies using animal models.

The Biotechnology Division of R&D Systems also has a line of flow cytometry reagent kits sold under the tradename Fluorokine. These kits contain cytokines which are chemically tagged causing them to fluoresce when exposed to a laser beam. These tagged cytokines are used to measure the presence or absence of receptors for specific cytokines on the surface of particular cells. The combination of the Fluorokine and Quantikine product lines enable researchers to not only quantitate cytokines, but to better understand their interactions with cells and the function of these cytokines.

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

  Assay Kits. This product line includes R&D Systems' human and murine Quantikine kits which allow research scientists to quantify the amount of specific cytokines in a sample of blood or tissue. Also included in this product line are R&D Europe's adhesion molecule assay kits, sold under the Parameter tradename. These kits are used by research scientists to measure cellular adhesion molecules in serum, plasma, or cell culture media. Cellular molecules facilitate the movement of infection fighting cells out of the blood stream to the site of infections.

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

Current Retail Hematology Products

  Impedance-Type Whole Blood Controls/Calibrators. The Hematology Division of R&D Systems currently produces controls and calibrators for the following impedance-type instruments: Coulter, Sysmex, Hycel, Danam, Roche and Cell-Dyn series instruments.

  Laser-Type Whole Blood Controls/Calibrators. Currently produced controls and calibrators for laser-type instruments include products for the following: Technicon H series instruments, Cell-Dyn 3000 and 3500 instruments and the TOA Sysmex NE-8000 and NE-5500 instruments.

  Linearity Control. This product, released in fiscal 1995, provides a means of assessing the linearity of hematology analyzers for white blood cells, red blood cells, hemoglobin and platelets.

  Whole Blood Reticulocyte Control. Released in fiscal 1995, this control is designed for manual and automated counting of reticulocytes (immature red blood cells).

  Whole Blood Flow Cytometry Control. This product, released in early fiscal 1997, is a control for flow cytometry instruments. These instruments are used to identify and quantify white blood cells by their surface antigens.

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

R&D Systems' Biotechnology Division is planning to release several new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. Additional cytokine assay kits and other cytokine products are in various stages of development. R&D Europe continues to develop new assay kits to expand its current product lines, several of which are expected to be released in the coming year.

R&D Systems' Hematology Division has developed several new control and calibrator products including a whole blood flow cytometry control and an extended range linearity kit. R&D Systems has submitted 510(k) applications to the FDA on these products and obtained FDA clearance to release these products in fiscal 1996 and early fiscal 1997. R&D Systems is currently developing controls for the Coulter STKS hematology instrument and Abbott Cell-Dyn instruments.

There is no assurance that any of the products in the research and development phase can be developed, or, if developed, can be successfully introduced into the marketplace.

Expenditures for research and development activities were $10,413,264, $8,604,398 and $6,470,751 for fiscal years 1996, 1995 and 1994, respectively.

BUSINESS RELATIONSHIPS

In 1991, R&D Systems entered into a three year distribution agreement with Amersham International plc, an English company. The agreement automatically renews for successive two year periods unless either party wishes to terminate the agreement. The agreement gives Amersham the non-exclusive right to distribute R&D Systems' recombinant proteins under the Amersham name worldwide. In exchange, Amersham pays R&D Systems a royalty on the sale of these products. Total royalties received under this agreement were less than $30,000 in fiscal 1996.

In 1991, R&D Systems entered into a seven year marketing agreement with Synergen, Inc., a US corporation. Synergen was acquired by Amgen Inc. in 1994. The agreement automatically renews for successive two year terms unless either party wishes to terminate the agreement. The agreement gives R&D Systems the right to sell or further develop and sell to the research market certain cytokines which Synergen had developed. In exchange R&D Systems agreed to pay a royalty on the sale of the Synergen cytokines and products (assay kits) developed from them. This agreement is on an exclusive basis in the US and a non-exclusive basis worldwide outside the US. Total sales of product under this agreement were less than 10% of consolidated revenues in fiscal 1996 and total royalties paid were $362,925.

The Biotechnology Division has an ongoing relationship with Amgen Inc. since the acquisition of its research reagent and diagnostic kit business in August 1991. The purchase agreement requires payment of royalties to Amgen Inc. on certain product sales through August 1996. Royalties of $1,469,609 were paid to Amgen in fiscal 1996 under the agreement.

In fiscal 1994, R&D Europe entered into a four year Joint Biological Research Agreement with its former parent, British Bio-technology Group,
plc.   Under the agreement, R&D Europe receives the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. R&D Europe will pay a total of $5 million over the term of the agreement, plus royalties for a period of 14 years on sales of all products licensed under the agreement. R&D Europe has developed and is currently developing new products from the rights received under this agreement. Research payments made to British Bio-technology Group, plc. in fiscal 1996 were $1.25 million.

In fiscal 1995, R&D Systems entered into a License and Supply Agreement with Cistron Biotechnology, Inc. The agreement grants R&D Systems a sublicense to sell recombinant interleukin-1 beta protein and interleukin-1 beta precursor assays made by Cistron to the research market worldwide.
The $1,000,000 payment made for the sublicense is being amortized over five years. R&D and Cistron also signed a Research and Development Agreement under which R&D Systems will support Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to such product. Payments under the research agreement will be made in quarterly installments of $100,000 from July 1, 1995 through December 31, 1997.

Original Equipment Manufacturers (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal year 1996, OEM contracts accounted for $5,777,032 or 53% of Hematology Division revenues and 11% of total consolidated revenues.

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

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission and has been granted a NRC License due to expire September 30, 1996. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 1997. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they wouldn't be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.

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

Competitive Technologies, Inc. owns a patent on the assay for transferrin receptor. Competitive Technologies has granted R&D Systems a worldwide exclusive license to make, market and sell transferrin receptor assay diagnostic kits which use microtiterplate technology at a royalty rate of 8% of sales of these kits.

Celltrix Pharmaceuticals, Inc. owns a patent on TGFb-R (transforming growth factor beta receptor) and has granted R&D Systems a non-exclusive right to develop, manufacture and sell the receptor and diagnostic assay kits for measuring the receptor. R&D pays Celltrix a 7% royalty on sales of the receptor and a 12% royalty on kit sales.

The Texas A&M University System has patents on a recombinant baculovirus expression vector system used by R&D Systems to express certain of its proteins. Texas A&M has granted R&D Systems a nonexclusive license to make and sell products manufactured using the patented process for a royalty fee of 2% of sales of these products.

For fiscal 1996, $15,105,000 of sales were subject to one or more of the above licenses and total royalties paid under the licenses were $554,000.

R&D Systems has obtained federal trademark registration for its hematology control trademark CBC-3D, CBC-7, CBC-8, CBC-Laser, PLATELET-TROL and StatusFlow and claims common law rights in the trademarks CBC-CAL PLUS, CBC-CAL KIT, CBC-TECH, TECH-CAL, CBC-3K, 3K-CAL and CBC-NE. R&D Systems has also obtained the Quantikine, Fluorokine, Surfacemark and IVD trademarks.

SEASONALITY OF BUSINESS

Sales of the products manufactured by R&D Systems and R&D Europe are not seasonal, although R&D Europe historically experiences a slowing of sales during the summer months.

SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal years 1996, 1995 and 1994.

BACKLOG

There was no significant backlog for R&D Systems or R&D Europe products as of the date of this report or as of a comparable date for fiscal 1995.

COMPETITION

The market for cytokines and research diagnostic assay kits in the United States and Europe is being supplied by a number of biotechnology companies, including Genzyme, PerSeptive Biosystems Inc., BioSource International, Endogen, Sigma Chemical Co., Amersham International and Calbiochem. R&D Systems believes that it is the dominant worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality and competitive pricing, and the growing demand for these rare and versatile proteins in the research market and for assay kits in the research and clinical diagnostic market combine to make the outlook for its biotechnology business a very promising one.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors of R&D Systems' retail products are Coulter Diagnostics, Inc., Baxter Healthcare Corp., Streck Laboratories, Abbott Diagnostics and Hematronix, Inc. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Coulter Diagnostics and Streck Laboratories.

EMPLOYEES

R&D Systems had 270 full-time and 31 part-time employees as of June 30, 1996. R&D Europe had 71 full-time employees as of June 30, 1996.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States and England had no material effect on R&D Systems or R&D Europe in fiscal year 1996.

FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations (all amounts are in thousands of US dollars):

					 Fiscal Years Ended June 30,
					 ----------------------------
Net Sales to Unaffiliated Customers        1996      1995      1994
- -----------------------------------      --------  --------  --------
R&D Systems:
    US                                   $30,997   $27,794   $24,516
    Europe                                 3,009     3,243     3,124
    Asia                                   2,807     1,885     1,322
    Canada                                   935       667       711
    Other                                    482       251       186
R&D Europe:
    England                                5,413     4,849     3,590
    Germany                                3,507     3,034     2,462
    France                                 2,133     1,716       958
    Other Europe                           4,301     3,199     2,715
    Other                                  1,005     1,078       746

Gross Margin
- ------------
R&D Systems (US)                          27,207    22,658    18,661
R&D Europe (England)                       8,066     6,595     4,680
R&D GmbH (Germany)                           317         -         -

Net Earnings (Loss)
- -------------------
Parent and R&D Systems (US)                8,081     6,228     5,370
R&D Europe (England)                         892       478      (276)
R&D GmbH (Germany)                          (335)        -         -

Identifiable Assets
- -------------------
Parent and R&D Systems (US)               38,382    29,151    22,796
R&D Europe (England)                       5,387     4,911     4,010
R&D GmbH (Germany)                           624         -         -


CAUTIONARY STATEMENTS

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

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

Patents and Proprietary Rights

The Company's success will depend, in part, on its ability to obtain licenses and patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company has filed a very limited number of United States and foreign patent applications for products in which it believes it has a proprietary interest. The Company has obtained licenses to produce a number of cytokines and related products claimed to be owned by others. The Company believes that no patent rights exist as to other cytokines which it produces, but it has not conducted a patent infringement study. It is possible that the Company may unintentionally infringe patents of third parties or that the Company may have to alter its products or processes, pay licensing fees or cease certain activities because of patent rights of third parties, thereby causing additional unexpected costs and delays which may have a material adverse effect on the Company. The patenting of biotechnology processes and products involves complex legal and factual questions and, to date, there has emerged no consistent policy regarding the breadth of claims in biotechnology patents.

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

			    ITEM 2.  PROPERTIES

The Company does not own any real property. R&D Systems currently leases space in three adjacent buildings located in Minneapolis, Minnesota. The main building, consisting of approximately 85,000 square feet, is located at 614 McKinley Place N.E., and houses administrative, marketing and Biotechnology Division manufacturing and research operations. Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. and cover approximately 47,000 square feet. The third building, which the Company moved into in May 1996, is located at 2201 Kennedy
Street. This building houses administrative and Biotechnology Division manufacturing and research operations. The Company currently occupies 87,000 square feet in this building and plans to occupy an additional 20,000 square feet in early fiscal 1997, leaving approximately 98,000 square feet available for future expansion. In the first half of fiscal 1997, the Company will also occupy an additional 20,000 square feet in newly constructed space connecting the three buildings. This space will hold a new library and additional warehouse space. The current lease for the above buildings extends through December 2013. Base rent for fiscal 1996 was $1,138,000.

R&D Europe leases approximately 12,500 square feet in two buildings in Abingdon, England where all of R&D Europe Ltd. operations are located. In fiscal 1996 R&D GmbH began leasing approximately 2,500 square feet for a sales office in Wiesbaden-Nordenstadt, Germany. Base rent for the facilities in England and Germany was $230,000 and $35,000, respectively, in fiscal 1996.

The Company believes the leased property discussed above is adequate to meet its occupancy needs in the foreseeable future.

			ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to nor is any of its property subject to any material pending legal proceedings.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1996 fiscal year.

		     EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

     Name           Age               Position                   Officer Since
     ----           ---               --------                   -------------
Thomas E. Oland      55   Chairman of the Board, President,
			    Treasurer and Director                   1985
Dr. James A.
  Weatherbee         53   Vice President and Chief Scientific
			    Officer                                  1995
Dr. Monica Tsang     51   Vice President, Research                   1995
Dr. Thomas C.
  Detwiler           63   Vice President, Scientific and
			    Regulatory Affairs                       1995
Dr. Gerald J. Allen  46   Vice President, Diagnostics                1995
Marcel Veronneau     42   Vice President, Hematology Operations      1995


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

		   1996 SALES PRICE              1995 SALES PRICE
		   ----------------              ----------------
		   HIGH      LOW                 HIGH       LOW
		   ----      ----                ----       -----
1st Quarter       $20.50    $13.25               $11.00    $ 8.75
2nd Quarter        24.25     17.63                12.63      8.75
3rd Quarter        26.13     17.75                15.88      9.75
4th Quarter        33.00     22.50                15.25     12.75

As of September 13, 1996, there were approximately 409 shareholders of record
of the Company's common stock.   Techne Corporation has never paid cash
dividends on its common stock. Payment of dividends is within the discretion of Techne's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.

		     ITEM 6.  SELECTED FINANCIAL DATA

		   (in thousands, except per share data)

Selected Statement of Earnings
Data for the Years Ended June 30      1996     1995   1994(2)    1993   1992(1)
- --------------------------------    -------  -------  -------  -------  -------
Net sales                           $54,589  $47,716  $40,330  $28,738  $22,304
Gross margin                         35,590   29,253   23,341   15,598   11,665
Earnings before income taxes         12,592    9,648    7,223    6,469    3,253
Net earnings                          8,638    6,706    5,094    4,382    1,964
Net earnings per common and common
  equivalent share                      .89      .70      .54      .46      .21

			       (in thousands)
Selected Balance Sheet Data
as of June 30                         1996     1995   1994(2)    1993   1992(1)
- --------------------------------    -------  -------  -------  -------  -------
Total assets                        $44,393  $34,062  $26,806  $20,374  $15,693
Long-term debt                           --       --       --       30    2,066
Stockholders' equity                 38,874   29,520   22,955   17,758   11,183


(1) The Company sold its French subsidiary effective October 1, 1991 and acquired the research reagent and diagnostic kit business of Amgen Inc. on August 19, 1991.

(2) The Company acquired its English subsidiary, R&D Systems Europe Ltd. effective July 1, 1993.

The Company has not declared any dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.

	ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		    CONDITION AND RESULTS OF OPERATIONS

COMPANY STRUCTURE

Techne (the Company) has two operating subsidiaries: Research & Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two divisions: Biotechnology and Hematology. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Europe, located in Abingdon, England, was acquired by the Company on July 1, 1993 and is the European distributor of R&D Systems' biotechnology products. R&D Europe also develops and manufactures its own line of biotechnology products and distributes biotechnology products for several other companies.
In fiscal 1996, R&D Europe incorporated a sales subsidiary, R&D Systems GmbH, in Germany. The Company also has a foreign sales corporation, Techne Export Inc.

RESULTS OF OPERATIONS

Net sales for fiscal 1996 were $54,589,054, an increase of $6,872,888 (14%) from fiscal 1995. Sales by R&D Europe for the period increased $2,482,778 (18%), while sales by R&D Systems increased $4,390,110 (13%). Approximately 43% of the increase in consolidated sales for the fiscal year was due to the increase in sales of R&D Systems' immunoassay (Quantikine) kits. Currently there are 67 kits on the market, including a new line of murine assay kits added during the fiscal year. Sales of immunoassay kits by R&D Systems and R&D Europe for fiscal 1996 were $21,502,403 compared to $18,568,719 in fiscal 1995. In addition, 14% of the increase in consolidated sales for the fiscal year was due to increased sales of other R&D Systems' products by R&D Europe and another 13% of the increase was from an increase in sales of R&D Europe in-house developed products, including products developed under the Joint Biological Research Agreement with British Bio-technology plc and a new molecular biology product line. The Company anticipates increases in sales for fiscal 1997 in both its U.S. and European subsidiary related to increased volumes of current products and the release of new products.

Net sales for fiscal 1995 were $47,716,166, an increase of $7,386,534 (18%) from fiscal 1994. Sales by R&D Europe for the period increased $3,405,455 (33%), while sales by R&D Systems increased $3,981,079 (13%). Approximately 59% of the increase in consolidated sales for the fiscal year was due to the increase in sales of R&D Systems' Quantikine kits. Sales of these kits by R&D Systems and R&D Europe for fiscal 1995 were $18,568,719 compared to $14,242,364 in fiscal 1994. In addition, 10% of the increase in consolidated sales for the fiscal year was due to increased sales of other R&D Systems' products by R&D Europe and another 10% of the increase was due to increased distribution of products from non-affiliated companies by R&D Europe.

Net sales for fiscal 1994 were $40,329,632, an increase of $11,591,811 (40%) from fiscal 1993. The majority of the increase was due to the acquisition of R&D Europe in fiscal 1994. Sales by R&D Europe for the fiscal year were $10,470,795. Approximately 42% of the increase in consolidated sales was due to the increase in sales of R&D Systems' Quantikine kits. Sales of these kits by R&D Systems and R&D Europe for fiscal 1994 were $14,242,364 compared to $9,405,096 in fiscal 1993.

Gross margins, as a percentage of sales, increased from 61.3% in fiscal 1995 to 65.2% in fiscal 1996. R&D Europe gross margins increased from 47.5% to 51.2% as a result of a change in product mix, with increased sales of higher margin in-house developed products and increased margins on products sold through the new German subsidiary. Biotechnology Division gross margins increased slightly from 67.4% to 69.3% due to lower packaging costs and lower manufacturing costs due to increased production volumes. Hematology Division gross margins increased from 36.4% in fiscal 1995 to 40.1% in fiscal 1996. This increase in gross margin for the Hematology Division was the result of changes in product mix and lower raw material costs.

Gross margins, as a percentage of sales, increased from 57.9% in fiscal 1994 to 61.3% in fiscal 1995. The increase was primarily due to an increase in R&D Europe gross margins from 44.7% to 47.5%. This increase was due to favorable exchange rate variances on purchases from R&D Systems as result of a weakening dollar. Biotechnology Division gross margins increased slightly from 66.6% to 67.4% and Hematology Division gross margins increased from 33.1% in fiscal 1994 to 36.4% in fiscal 1995. This increase in gross margin for the Hematology Division was the result of increased higher margin retail sales and manufacturing efficiencies.

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

Selling, general and administrative expenses increased $1,776,325 (16%) in fiscal 1996. The largest increase in selling, general and administrative expenses was attributable to R&D Europe operations. During fiscal 1996, R&D Europe opened a sales subsidiary in Germany and costs associated with start-up and operations were approximately $735,000. In addition, $339,000 of the increase in selling, general and administrative expenses was due to R&D Europe's increase in sales and marketing staff in England and increased advertising.

Selling, general and administrative expenses increased $1,939,004 (21%) in fiscal 1995. Approximately $845,000 of the increase in selling, general, and administrative expenses for the fiscal year was due to wages and benefits related to the Biotechnology and Hematology Division administrative and sales staff added since the prior year. In addition, approximately $537,000 of the increase was due to marketing costs related to additional advertising, promotional materials and catalog printing costs incurred by R&D Systems' Biotechnology Division and R&D Europe.

Selling, general and administrative expenses increased $4,223,449 (84%) in fiscal 1994. Included in selling, general and administrative expenses for fiscal 1994 were $3,065,140 of expenses related to R&D Europe operations. During this period, R&D Systems' selling, general and administrative expenses increased $990,000 (21%). The majority of this increase was due to additional wages, benefits and travel expenses related to additional Biotechnology Division administrative and sales staff and the printing of a Biotechnology product catalog.

Research and development expenses increased $1,808,866, $2,133,647 and $2,807,132 in fiscal 1996, 1995, and 1994, respectively. The increases in research and development expenses were primarily the result of the development and release of new cytokines, antibodies and Quantikine kits by R&D Systems' Biotechnology Division, the development and release of several new Hematology Division control products and the development and release of a line of molecular biology products by R&D Europe. Included in research and development expenses for fiscal 1996, 1995 and 1994 were $1,250,000, $1,250,000 and
$1,100,000 related to payments made under a Joint Biological Research Agreement with British Bio-technology Group plc, R&D Europe's former parent. Products being developed as a result of this agreement, some of which were released in fiscal 1996, are expected to contribute to future revenues and earnings of the Company. Also included in research and development in fiscal 1996 is $400,000 related to a Research and Development Agreement with Cistron Biotechnology, Inc. Management of the Company believes that R&D Systems and R&D Europe will continue to develop new products.

Earnings before taxes increased from $9,648,042 in fiscal 1995 to $12,591,870 in fiscal 1996. This increase in earnings was primarily the result of a $2,203,098 increase in R&D Systems' Biotechnology Division earnings and a $786,053 increase in Hematology Division earnings. The increase in earnings before taxes was due to increased sales and gross margins, partially offset by higher expenses.

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

Income taxes for fiscal 1996 were provided at a rate of approximately 31% of consolidated pretax earnings. U.S. federal and state taxes have been reduced as a result of tax exempt interest income, the benefit of the foreign sales corporation, and the state credit for research and development expenditures. Foreign income taxes have been provided at a rate of 36% of pretax earnings from United Kingdom operations partially offset by a tax benefit as a result of a loss from German operations.

Income taxes for fiscal 1995 were provided at a rate of approximately 30% of consolidated pretax earnings. U.S. federal and state taxes have been reduced as a result of the federal and state credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at a rate of 33%.

Income taxes for fiscal 1994 were provided at a rate of approximately 29% of consolidated pretax earnings. U.S. federal and state income taxes for fiscal 1994 were reduced as a result of the federal and state credit for research and development expenditures, the benefit associated with the foreign sales corporation and an adjustment to prior years income tax due to changes in the tax law related to deductibility of goodwill amortization. Federal and state income taxes on domestic earnings were offset by a $142,000 tax benefit associated with an operating loss by R&D Europe.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments at June 30, 1996, were $19,249,535, an increase of 21% from the prior year. At June 30, 1995, cash, equivalents and short-term investments were $15,945,223 compared to $10,866,047 at June 30, 1994, an increase of 47%. The Company has an unsecured line of credit of $750,000 available at June 30, 1996. The interest rate on the line of credit is at the prime rate of 8.25% at June 30, 1996.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.

Cash flows from operating activities

The Company generated cash from operations of $9,759,549, $7,313,658 and $6,304,449 in fiscal 1996, 1995 and 1994, respectively. The majority of cash generated from operating activities in all three years resulted from an increase in net earnings after adjustment for noncash expenses, partially offset by an increase in accounts receivable due to increased sales.

Cash flows from investing activities

Capital additions were $6,376,922, $1,311,371 and $1,331,932 in fiscal 1996,
1995 and 1994, respectively. Included in fiscal 1996 capital additions are leasehold improvements of $4,329,000 related to R&D Systems' expansion into an adjacent building. The remaining capital additions in fiscal 1996, 1995, and 1994 were for laboratory, manufacturing and computer equipment. Total capital additions for equipment and leasehold improvements planned for fiscal 1997 are expected to be approximately $4.1 million (including $2.5 million committed at June 30, 1996 to R&D Systems' expansion and remodeling). All capital additions are expected to be financed through currently available cash, cash generated from operations and maturities of short-term investments.

The Company invested a net $1,199,721, $5,529,371 and $1,259,964 in short-term investments in fiscal 1996, 1995 and 1994, respectively. The Company's investment policy is to place excess cash in short-term certificates of deposit and low risk tax-exempt government bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

In fiscal 1995, the Company made a $1,000,000 payment to Cistron Biotechnology, Inc. under a License and Supply Agreement. The agreement grants the Company a sublicense to sell recombinant interleukin-1 beta protein and interleukin-1 precursor assays made by Cistron to the research market worldwide. The payment is being amortized over five years. The Company and Cistron also signed a Research and Development Agreement under which the Company will support Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to such product. Payments under the research agreement will be made in 10 quarterly installments of $100,000 from July 1, 1995 through December 31, 1997 and are expected to be financed through cash generated from operations.

In fiscal 1994, the Company acquired R&D Europe for $2,300,000 cash plus a five year warrant for 50,000 shares of Company common stock. Additional costs associated with the acquisition were $87,241. Cash acquired in the transaction was $598,683, for a net cash outflow of $1,788,558. Cash used to fund the acquisition was obtained from cash and cash equivalents on hand at June 30, 1993.

Cash flows from financing activities

The Company received $569,125, $211,962 and $29,024 for the exercise of options and warrants for 95,000, 84,604 and 13,235 shares of common stock in fiscal 1996, 1995 and 1994, respectively.

In fiscal 1996 and 1995, the Company purchased and retired 36,200 and 45,000 shares of Company common stock at a market value of $676,206 and $630,752, respectively. In May 1995, the Company announced a plan to purchase and retire up to $5 million of its common stock. Subject to market conditions, the Company plans to continue purchasing and retiring common stock. Any such purchases will be funded from currently available cash. Net cash of $29,875 and $36,201 was used to reduce short and long term debt in fiscal 1995 and 1994, respectively.

The Company has never paid dividends and has no plans to do so in fiscal 1997. The Company's earnings will be retained for reinvestment in the business.

	   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


		  CONSOLIDATED STATEMENTS OF EARNINGS
		  TECHNE Corporation and Subsidiaries

					    Year Ended June 30,
					 1996         1995         1994
				      -----------  -----------  -----------
Net sales                             $54,589,054  $47,716,166  $40,329,632
Cost of sales                          18,998,931   18,463,597   16,988,623
				      -----------  -----------  -----------
Gross margin                           35,590,123   29,252,569   23,341,009
Operating expenses (income):
  Selling, general and
    administrative                     12,950,472   11,174,147    9,235,143
  Research and development (Note E)    10,413,264    8,604,398    6,470,751
  Amortization of intangible assets
    (Note A)                              235,508      291,619      572,175
  Interest expense                          2,242        8,641       21,755
  Interest income                        (603,233)    (474,278)    (181,477)
				      -----------  -----------  -----------
				       22,998,253   19,604,527   16,118,347
				      -----------  -----------  -----------
Earnings before income taxes           12,591,870    9,648,042    7,222,662
Income taxes (Note H)                   3,954,000    2,942,000    2,129,000
				      -----------  -----------  -----------
Net earnings                          $ 8,637,870  $ 6,706,042  $ 5,093,662
				      ===========  ===========  ===========
Net earnings per common and common
  equivalent share                           $.89         $.70         $.54
Average common and common equivalent
  shares outstanding                    9,721,425    9,521,956    9,517,200

	       See Notes to Consolidated Financial Statements.

		  CONSOLIDATED BALANCE SHEETS
	       TECHNE Corporation and Subsidiaries

							    June 30,
						      1996         1995
						   -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 7,422,084  $ 5,317,493
  Short-term available-for-sale
    investments (Note A)                            11,827,451   10,627,730
  Trade accounts receivable, less allowance
    for doubtful accounts of $113,000 and
    $143,000, respectively                           8,379,531    7,385,783
  Inventories (Note B)                               3,653,117    3,265,840
  Deferred income taxes (Note H)                     1,262,000      813,000
  Prepaid expenses                                     744,824      396,073
						   -----------  -----------
    Total current assets                            33,289,007   27,805,919
Equipment and leasehold improvements (Note C)        9,045,267    4,328,429
Intangible assets (Note A)                             600,819      836,327
Prepaid license fee                                    409,200      567,600
Deferred income taxes (Note H)                       1,049,000      524,000
						   -----------  -----------
						   $44,393,293  $34,062,275
						   ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                           $ 1,720,873  $ 1,548,530
  Salaries, wages and related accounts               1,725,124    1,350,650
  Other accounts payable and accrued expenses          876,346      662,353
  Income taxes payable                                 706,679      557,447
						   -----------  -----------
    Total current liabilities                        5,029,022    4,118,980
Deferred rent                                          490,200      423,200
Contingencies and commitments (Note E)                      --           --
Stockholders' equity (Note F):
  Undesignated capital stock, no par; authorized
    5,000,000 shares; none issued or outstanding            --           --
  Common stock, par value $.01 a share;
    authorized 50,000,000 shares; issued and
    outstanding 9,519,528 and 9,375,346 shares,
    respectively                                        95,195       93,753
  Additional paid-in capital                        11,448,558    8,546,974
  Retained earnings                                 27,245,416   20,734,653
  Accumulated foreign currency translation
    adjustments                                         84,902      144,715
						   -----------  -----------
    Total stockholders' equity                      38,874,071   29,520,095
						   -----------  -----------
						   $44,393,293  $34,062,275
						   ===========  ===========

	   See Notes to Consolidated Financial Statements.

	   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		TECHNE Corporation and Subsidiaries

								      ACCUMU-
								       LATED
								      FOREIGN
								      CURRENCY
			   COMMON STOCK     ADDITIONAL                TRANSLA-
			------------------    PAID-IN     RETAINED    TION AD-
			  SHARES    AMOUNT    CAPITAL     EARNINGS    JUSTMENT
			---------  -------  -----------  -----------  --------
Balances at June 30,
  1993                  9,301,302  $93,013  $ 8,050,155  $ 9,615,274  $     --
  Net earnings                 --       --           --    5,093,662        --
  Common stock issued:
    Exercise of options
      (Note F)             30,993      310       64,406           --        --
  Surrender and retire-
    ment of stock to
    exercise options
    (Note K)               (3,144)     (31)      (3,763)     (31,898)       --
  Change in foreign
    currency transla-
    tion adjustments
    (Note A)                   --       --           --           --    73,578
			---------  -------  -----------  -----------  --------
Balances at June 30,
  1994                  9,329,151   93,292    8,110,798   14,677,038    73,578
  Net earnings                 --       --           --    6,706,042        --
  Common stock issued:
    Exercise of options
    (Note F)               93,695      936      236,026           --        --
  Surrender and retire-
    ment of stock to
    exercise options
    (Note K)               (2,500)     (25)      (6,850)     (18,125)       --
  Repurchase and re-
    tirement of common
    stock                 (45,000)    (450)          --     (630,302)       --
  Tax benefit from
    exercise of non-
    qualified stock
    options                    --       --      207,000           --        --
  Change in foreign
    currency transla-
    tion adjustments
    (Note A)                   --       --           --           --    71,137
			---------  -------  -----------  -----------  --------
Balances at June 30,
  1995                  9,375,346   93,753    8,546,974   20,734,653   144,715
  Net earnings                 --       --           --    8,637,870        --
  Common stock issued:
    Exercise of options
    (Note F)              239,689    2,397    2,018,584           --        --
  Surrender and retire-
    ment of stock to
    exercise options
    (Note K)              (59,307)    (593)          --   (1,451,263)       --
  Repurchase and re-
    tirement of common
    stock                 (36,200)    (362)          --     (675,844)       --
  Tax benefit from
    exercise of non-
    qualified stock
    options                    --       --      883,000           --        --
  Change in foreign
    currency transla-
    tion adjustments
    (Note A)                   --       --           --           --   (59,813)
			---------  -------  -----------  -----------  --------
Balances at June 30,
  1996                  9,519,528  $95,195  $11,448,558  $27,245,416  $ 84,902
			=========  =======  ===========  ===========  ========

	       See Notes to Consolidated Financial Statements.

	      CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE K)
		  TECHNE Corporation and Subsidiaries

					       YEAR ENDED JUNE 30,
					  1996          1995          1994
				      ------------  ------------  -----------
Cash flows from operating activities:
  Net earnings                        $  8,637,870  $  6,706,042  $ 5,093,662
  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
    Depreciation and amortization        1,872,176     1,654,814    1,837,176
    Deferred income taxes                 (974,000)     (188,000)    (759,000)
    Tax benefit from exercise
     of options                            883,000       207,000           --
    Decrease in prepaid license fee        158,400            --           --
    Increase in deferred rent               67,000       130,800      147,600
    Other                                   90,025       (45,134)     119,312
    Change in current assets and
     current liabilities, net of
     acquisition:
      (Increase) decrease in:
       Trade and other accounts
	receivable                      (1,151,878)     (791,147)    (444,890)
       Inventories                        (406,752)     (732,090)    (154,778)
       Prepaid expenses                   (351,486)     (193,473)      82,627
      Increase (decrease) in:
       Trade and other accounts
	payable                            404,125       338,131      116,486
       Salaries, wages and related
	accounts                           376,333       208,268      (99,215)
       Income taxes payable                154,736        18,447      365,469
				      ------------  ------------  -----------
Total adjustments                        1,121,679       607,616    1,210,787
				      ------------  ------------  -----------
   Net cash provided by operating
     activities                          9,759,549     7,313,658    6,304,449

Cash flows from investing activities:
  Additions to equipment and
   leasehold improvements               (6,376,922)   (1,311,371)  (1,331,932)
  Purchase of short-term available-
   for-sale investments                (11,859,797)  (10,438,674)  (4,684,964)
  Proceeds from sale of short-term
   available-for-sale investments       10,660,076     4,909,303    3,425,000
  Increase in prepaid license fee               --      (567,600)          --
  Acquisition, net of cash acquired             --            --   (1,788,558)
				      ------------  ------------  -----------
    Net cash used in investing
      activities                        (7,576,643)   (7,408,342)  (4,380,454)

Cash flows from financing activities:
  Issuance of common stock                 569,125       211,962       29,024
  Repurchase of common stock              (676,206)     (630,752)          --
  Payments on long-term debt                    --       (29,875)     (36,201)
				      ------------  ------------  -----------
    Net cash used in financing
      activities                          (107,081)     (448,665)      (7,177)
Effect of exchange rate changes on
  cash                                      28,766       (17,504)     (17,586)
				      ------------  ------------  -----------
Net increase (decrease) in cash
  and cash equivalents                   2,104,591      (560,853)   1,899,232
Cash and cash equivalents at
  beginning of year                      5,317,493     5,878,346    3,979,114
				      ------------  ------------  -----------
Cash and cash equivalents at end
  of year                             $  7,422,084  $  5,317,493  $ 5,878,346
				      ============  ============  ===========

	       See Notes to Consolidated Financial Statements.

		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		     TECHNE Corporation and Subsidiaries

		     Years Ended June 30, 1996, 1995 and 1994


A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: The Company is engaged domestically in the development and manufacture of biotechnology products and hematology calibrators and controls through its wholly-owned subsidiary, Research and Diagnostic Systems, Inc. Through its wholly-owned English subsidiary, R&D Systems Europe Ltd., the Company develops, manufactures and distributes biotechnology products throughout Europe. In fiscal 1996, R&D Systems Europe Ltd. incorporated a sales subsidiary, R&D Systems GmbH, in Germany. The Company also has a foreign sales corporation, Techne Export Inc.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES: There are no concentrations of business transacted with a particular customer or supplier nor concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: The Company recognizes revenues upon shipment of products. Revenues are reduced to reflect estimated returns.

RESEARCH AND DEVELOPMENT: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

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

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to report certain marketable securities at fair market value. SFAS No. 115 also requires that unrealized gains and losses on available-for-sale securities be excluded from income, but included in a separate component of shareholders' equity, net of income tax. The Company considers all of its marketable securities available-for-sale. Fair market values are based on quoted market prices.

Proceeds from sales of available-for-sale securities were $10,660,076 during fiscal 1996 and $4,909,303 during fiscal 1995. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses at July 1, 1994, June 30, 1995 and 1996 were not material.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION: Equipment is being depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized over estimated useful lives of five to fifteen years.

INTANGIBLES: Intangible assets, related to the acquisition of Amgen Inc.'s research reagent and diagnostic kit business in fiscal 1992 and the acquisition of R&D Systems Europe Ltd. in fiscal 1994 (Note L), are being amortized on a straight-line basis over the estimated useful lives and consist of the following:


						       JUNE  30,
				USEFUL LIFE       1996           1995
				-----------    ----------     ----------
Customer list                     3 years      $1,010,000     $1,010,000
Technology licensing agreements  16 years         500,000        500,000
Goodwill                          6 years       1,225,547      1,225,547
					       ----------     ----------
						2,735,547      2,735,547
Less accumulated amortization                   2,134,728      1,899,220
					       ----------     ----------
					       $  600,819     $  836,327
					       ==========     ==========

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

RECENT ACCOUNTING STANDARDS: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

In April 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company intends to adopt this standard in fiscal year 1997 and does not expect it to have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.


B. INVENTORIES:

Inventories consist of:


					       JUNE 30,
					 1996          1995
				      ----------    ----------
Raw materials                         $1,808,605    $1,743,533
Finished goods                         1,710,272     1,397,792
Work in process                           34,917        11,964
Supplies                                  99,323       112,551
				      ----------    ----------
				      $3,653,117    $3,265,840
				      ==========    ==========


C. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of:


					      JUNE 30,
					  1996          1995
				      -----------   -----------
Cost:
  Leasehold improvements              $ 6,114,009   $ 1,758,724
  Laboratory equipment                  8,463,653     6,844,497
  Office and computer equipment         2,417,311     2,065,032
				      -----------   -----------
				       16,994,973    10,668,253
Less accumulated depreciation
  and amortization                      7,949,706     6,339,824
				      -----------   -----------
				      $ 9,045,267   $ 4,328,429
				      ===========   ===========


D. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 1996. The interest rate charged on the line of credit is at the prime rate of 8.25% at June 30, 1996. There were no borrowings on the line in the current year.


E. CONTINGENCIES AND COMMITMENTS:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 1996, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:

YEAR ENDING JUNE 30:
- --------------------
1997                    $ 1,484,335
1998                      1,709,646
1999                      1,963,352
2000                      2,290,270
2001                      2,513,243
Thereafter               31,488,983
			-----------
			$41,449,829
			===========

Total rent expense was approximately $1,489,000, $1,180,000, and $1,191,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

The Company is obligated at June 30, 1996 for approximately $2.5 million for leasehold improvements planned in fiscal 1997.

In fiscal 1994, the Company entered into a four year Joint Biological Research Agreement with British Bio-technology Group plc. Under the agreement, R&D Systems Europe Ltd. will receive the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. R&D Systems Europe Ltd. will pay a total of $5 million over the term of the agreement, plus royalties for a period of 14 years at rates of 3% to 10% on sales of all products licensed under the agreement. Research and development expenses include $1,250,000, $1,250,000 and $1,100,000 for the years ended June 30, 1996, 1995 and 1994 under this agreement. Remaining payments under the agreement are $1,400,000 for the year ending June 30, 1997.

In fiscal 1995, the Company entered into a Research and Development Agreement with Cistron Biotechnology, Inc. under which the Company will pay $1,000,000 in support of Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to the assay kit. Payments under the agreement of $400,000, which are included in research and development expenses, were made during the year ended June 30, 1996. Remaining payments under this agreement are $400,000 and $200,000 for the years ending June 30, 1997 and 1998, respectively.


F. STOCKHOLDERS' EQUITY:

The Company has granted stock options pursuant to employee stock option plans. As of June 30, 1996, 493,906 and 280,000 shares, respectively, of the Company's stock are reserved for options related to the TECHNE Corporation 1987 Incentive Stock Option Plan and the TECHNE Corporation 1988 Nonqualified Stock Option Plan.

Stock option activity consists of:

					   OPTION SHARES
			    OUTSTANDING     EXERCISABLE     PRICE RANGE
			    -----------    -------------    ------------
Balances at June 30, 1993     434,773         253,817       $1.313-14.25
 Granted                      132,667              --        12.50-15.00
 Became exercisable                --          99,318        1.375-15.00
 Exercised                    (30,993)        (30,993)       1.375- 9.25
 Cancelled                    (12,000)         (8,000)              9.25
			     --------        --------
Balances at June 30, 1994     524,447         314,142        1.313-15.00
 Granted                      125,000              --        8.875-13.50
 Became exercisable                --         154,081        1.563-15.00
 Exercised                    (93,695)        (93,695)       1.313- 9.25
 Cancelled                     (2,938)         (2,938)      10.125-15.00
			     --------        --------
Balances at June 30, 1995     552,814         371,590        5.375-15.00
 Granted                      219,500              --       13.00-18.125
 Became exercisable                --         110,376       5.375-18.125
 Exercised                   (239,689)       (239,689)      5.375-13.938
			     --------        --------
Balances at June 30, 1996     532,625         242,277      $7.063-18.125
			     ========        ========


G. SIGNIFICANT CUSTOMERS:

No customer accounted for more than 10% of the Company's revenues for the years ended June 30, 1996, 1995 and 1994.


H. INCOME TAXES:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The provisions for income taxes consist of the following:

						YEAR ENDED JUNE 30,
					 1996          1995          1994
				      -----------   ----------    ----------
Earnings (loss) before income
  taxes consist of:
    Domestic                          $11,664,658   $8,766,494    $7,640,578
    Foreign                               927,212      881,548      (417,916)
				      -----------   ----------    ----------
				      $12,591,870   $9,648,042    $7,222,662
				      ===========   ==========    ==========
Taxes on income consist of:
  Currently payable:
     Federal                          $ 2,922,000   $2,485,000    $2,685,000
     State                                217,000      176,000       203,000
     Foreign                              906,000      262,000            --
  Tax benefit from exercise of
    stock options                         883,000      207,000            --
  Net deferred                           (974,000)    (188,000)     (759,000)
				      -----------   ----------    ----------
				      $ 3,954,000   $2,942,000    $2,129,000
				      ===========   ==========    ==========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:

						 YEAR ENDED JUNE 30,
					 1996          1995          1994
				      ----------    ----------    -----------
Computed expected federal income
  tax expense                         $4,407,000    $3,377,000    $2,528,000
State income taxes, net of federal
  benefit                                263,000       192,000       172,000
Amortization of intangibles                   --            --      (118,000)
Foreign sales corporation               (288,000)     (163,000)     (123,000)
Research and development credits         (70,000)     (366,000)     (227,000)
Tax exempt interest                     (150,000)     (101,000)      (32,000)
Graduated income tax rate               (126,000)      (97,000)      (72,000)
Other                                    (82,000)      100,000         1,000
				      ----------    ----------    ----------
				      $3,954,000    $2,942,000    $2,129,000
				      ==========    ==========    ==========

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

Deferred income taxes are provided to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

					     JUNE 30,
					 1996          1995
				      ----------    ----------
Inventory reserves                    $  427,000    $  324,000
Inventory costs capitalized              348,000       276,000
Foreign net operating loss
  carryforward                           144,000            --
Unrealized profit on intercompany
  sales                                  169,000        75,000
Other                                    174,000       138,000
				      ----------    ----------
Current assets                         1,262,000       813,000
Excess of book over tax intangible
  asset amortization                     458,000       439,000
Excess of book over tax research
  expense                                392,000            --
Deferred rent                            181,000       157,000
Other                                     18,000       (72,000)
				      ----------    ----------
Noncurrent assets                      1,049,000       524,000
				      ----------    ----------
				      $2,311,000    $1,337,000
				      ==========    ==========

At June 30, 1996, approximately $480,000 of non-U.S. tax losses were available for carryforward indefinitely.

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company does not believe that such audits will have a material impact on the Company's financial position or results of operations.


I. FOREIGN OPERATIONS AND EXPORT SALES:

Net sales of the Company's foreign subsidiaries are primarily made to unaffiliated customers in Europe. The consolidated financial statements include amounts for the Company's foreign subsidiaries as of and for the years ended June 30 as follows:

					 1996          1995          1994
				      -----------   -----------   -----------
Net sales                             $16,359,028   $13,876,250   $10,470,795
Net income                                557,212       477,548      (275,916)
Total assets                            6,011,726     4,911,259     4,009,826
Net assets                              3,188,114     2,686,667     2,138,688
Capital expenditures                      635,290       280,664       324,359
Depreciation expense                      315,800       235,684       225,841


Export sales of the Company's domestic subsidiary consist of the following:

						YEAR ENDED JUNE 30,
					 1996          1995          1994
				      ----------    ----------    ----------
England                               $1,927,333    $2,288,132    $2,142,854
Asia                                   2,807,082     1,884,997     1,322,104
Other Europe                           1,082,217       955,437       981,210
Canada                                   935,327       666,516       711,173
Other                                    482,151       250,786       185,685
				      ----------    ----------    ----------
				      $7,234,110    $6,045,868    $5,343,026
				      ==========    ==========    ==========


J. BENEFIT PLANS:

PROFIT SHARING PLAN: Effective July 1, 1987, the Company established a Profit Sharing and Savings Plan for non-union employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $485,000, $407,500 and $371,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

STOCK BONUS PLAN: Effective July 1, 1987, the Company also established a Stock Bonus Plan covering non-union employees. The Company may make contributions to the plan in the form of common stock, cash or other property at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $485,000, $407,500 and $371,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $106,000, $80,000 and $77,000 for the years ended June 30, 1996, 1995 and 1994, respectively. In addition, options for 197,000, 45,000 and 17,667 shares of common stock were granted to the executive officers during fiscal 1996, 1995 and 1994, respectively.


K. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items:

					   YEAR ENDED JUNE 30,
					 1996          1995          1994
				      ----------    ----------    ----------
Income taxes paid                     $3,888,409    $2,933,578    $2,522,531
Interest paid                              2,242         8,641        21,755
Interest received                        665,214       380,316       181,638


Noncash transactions during the years ended June 30, 1996, 1995 and 1994 consisted of:

In 1996, stock options for 144,689 shares of common stock were exercised by surrender of 59,307 shares of common stock at fair market value of $1,451,856. In 1995, stock options for 9,091 shares of common stock were exercised by the surrender of 2,500 shares of common stock at fair market value of $25,000. In 1994, stock options for 17,758 shares of common stock were exercised by the surrender of 3,144 shares of common stock at fair market value of $35,692.


L. ACQUISITION:

On July 30, 1993, the Company purchased all of the stock, effective July 1, 1993, of British Biotechnology Products Ltd., an English corporation, from British Bio-technology Group plc. The new subsidiary was subsequently renamed R&D Systems Europe Ltd. The Company recorded the acquisition under the purchase method of accounting, and accordingly, the consolidated financial statements include the results of operations of the subsidiary since the date of acquisition. Assets acquired included $2.5 million cash and receivables, $.7 million of inventories and $.6 million of equipment. The purchase price was $2.3 million in cash and a warrant, expiring in July 1998, to purchase 50,000 shares of the Company's common stock at $13.76. Goodwill of $44,381 was recognized in the transaction.





<AUDIT-REPORT>

			  REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
TECHNE Corporation
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries at June 30, 1996 and 1995 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Minneapolis, Minnesota
August 16, 1996

</AUDIT-REPORT>

	 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		    ACCOUNTING AND FINANCIAL DISCLOSURE

None.



				 PART III

		ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's proxy statement for its 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

		     ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

	    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
			   OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange
Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

	 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.





				  PART IV

	   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
			   REPORTS ON FORM 8-K.

A.  (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Report:

     Consolidated Statements of Earnings for the Years Ended June 30, 1996, 1995 and 1994

     Consolidated Balance Sheets as of June 30, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements for the Years
     Ended June 30, 1996, 1995 and 1994

     Independent Auditors' Report on Consolidated Financial Statements

     (2)  Financial Statement Schedules.

     None.

     (3)  Exhibits.

     See Exhibit Index immediately following signature page.

B.   Reports on Form 8-K:

     No report on Form 8-K was filed during the quarter ended June 30, 1996.



			  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


					  TECHNE CORPORATION


Date:  September 27, 1996                 Thomas E. Oland
					  ---------------------
					  By:  Thomas E. Oland
					  Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                       Signature and Title
- ----                                      ---------------------

September 27, 1996                        Thomas E. Oland
					  ---------------------
					  Thomas E. Oland
					  President, Treasurer and Director
					  (principal executive officer and
					  principal financial and accounting
					  officer)


September 27, 1996                        Roger C. Lucas
					  ---------------------
					  Dr. Roger C. Lucas, Director


September 27, 1996                        Howard V. O'Connell
					  ---------------------
					  Howard V. O'Connell, Director


September 27, 1996                        G. Arthur Herbert
					  ---------------------
					  G. Arthur Herbert, Director


September 27, 1996                        Randolph C. Steer
					  ---------------------
					  Dr. Randolph C. Steer, Director


September 27, 1996                        Lowell E. Sears
					  ---------------------
					  Lowell E. Sears, Director


September 27, 1996                        Christopher S. Henney
					  ---------------------
					  Dr. Christopher S. Henney, Director


			       EXHIBIT INDEX
		  for Form 10-K for the 1996 Fiscal Year
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

10.2 Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Dr. Roger C. Lucas --incorporated by reference to Exhibit 10.3 of the Company's Form 10, dated October 27, 1988*

10.3    Agreement for Purchase and Sale of Common Stock of R&D
	Systems, Inc. dated January 1984--incorporated by reference to
	Exhibit 10.4 of the Company's Form 10, dated October 27, 1988*

10.4**  Company's Profit Sharing Plan--incorporated by reference to
	Exhibit 10.6 of the Company's Form 10, dated October 27, 1988*

10.5**  Company's Stock Bonus Plan--incorporated by reference to
	Exhibit 10.7 of the Company's Form 10, dated October 27, 1988*

10.6**  1987 Incentive Stock Option Plan--incorporated by reference to
	Exhibit 10.14 of the Company's Form 10, dated October 27, 1988*

10.7    Form of Stock Option Agreement for 1987 Incentive Stock
	Option Plan--incorporated by reference to Exhibit 10.15 of the Company's Form 10, dated October 27, 1988*

10.8** 1988 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.16 of the Company's Form 10, dated October 27, 1988*

10.9 Form of Stock Option Agreement for Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.10 Purchase and Sale Agreement dated as of August 19, 1991 by and among Amgen Inc., Research and Diagnostic Systems, Inc. and Techne Corporation--incorporated by reference to Exhibit 10.29 of the Company's Form 8-K dated August 30, 1991, as amended by Form 8 dated November 1, 1991*

10.11 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A. --incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.12 Lease between The Craig Lyle Limited Partnership and R & D Systems, Inc.--incorporated by reference to Exhibit 10.29 of the Company's Form 10-K for the year ended June 30, 1992*

10.13   Stock Purchase Agreement dated July 30, 1993 between the
	Company and British Bio-technology Group plc--incorporated by reference to Exhibit 1 of the Company's Form 8-K dated August 11, 1993*

10.14 Joint Biological Research Agreement dated July 30, 1993 between the Company and British Bio-technology Group plc--incorporated by reference to Exhibit 2 of the Company's Form 8-K dated
	August 11, 1993*

10.15 Stock Purchase Warrant dated July 30, 1993 for 50,000 shares of the Company's Common Stock--incorporated by reference to
	Exhibit 3 of the Company's Form 8-K dated August 11, 1993*

10.16** Agreement dated March 16, 1995 between the Company and
	Roger C. Lucas, Ph.D. relating to termination of certain agreements and redefining relationship--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.17 Non-Enforcement of Patent Rights dated March 15, 1995 by New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College in favor of R & D Systems, Inc.--incorporated by reference to
	Exhibit 10.2 of the Company's Form 10-Q for the Quarter ended
	March 31, 1995*

10.18   Non-Enforcement of Patent Rights dated March 21, 1995 by
	Cistron Biotechnology, Inc. ("Cistron") in favor of R & D
	Systems, Inc.--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.19   License and Supply Agreement dated March 21, 1995 between
	Cistron and R & D Systems--incorporated by reference to Exhibit
	10.4 of the Company's Form 10-Q for the Quarter ended March
	31, 1995*

10.20 Research and Development Agreement dated April 10, 1995 between Cistron and R & D Systems, Inc.--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.21** Supplement to March 16, 1995 Agreement between the
	Company and Roger C. Lucas dated July 1, 1995--incorporated by reference to Exhibit 10.22 of the Company's Form 10-K for the year ended June 30, 1995*

10.22 Agreement, dated October 27, 1995 for the first amendment to a lease agreement between Craig Lyle Limited Partnership (Hillcrest Development) and R&D Systems, Inc.--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1995*

10.23   Agreement, dated July 3, 1996 for the second amendment to a
	lease agreement between Hillcrest Development and R&D
	Systems, Inc.                                                 EX-10.23

10.24** Employment Agreement, dated March 6, 1996, with James
	Weatherbee                                                    EX-10.24

10.25** Employment Agreement, dated March 6, 1996, with Monica
	Tsang                                                         EX-10.25

10.26** Employment Agreement, dated December 28, 1995 with
	Thomas Detwiler                                               EX-10.26

11      Calculation of Earnings Per Share                             EX-11







21      Subsidiaries of the Company:
					     State/Country of
	    Name                               Incorporation
	    ------                           ----------------
	    Research and Diagnostic
	      Systems, Inc.                     Minnesota
	    Techne Export Inc.                  Barbados
	    R&D Systems Europe Ltd.             Great Britain
	    R&D Systems GmbH                    Germany

23      Independent Auditors' Consent                                 EX-23

27       Financial Data Schedule                                      EX-27

- -------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement