Form 10-Q
period 1996-09-30
TECHNE CORP /MN/
filed 1996-11-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                            __________________

                      Commission file number 0-17272
                            __________________

                            TECHNE CORPORATION
          (Exact name of registrant as specified in its charter)


       MINNESOTA                                            41-1427402
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                     Identification No.)


     614 MCKINLEY PLACE N.E.                           (612) 379-8854
       MINNEAPOLIS, MN         55413               (Registrant's telephone
(Address of principal       (Zip Code)           number, including area code)
   executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  (X)   No  (  )


At November 1, 1996, 9,461,728 shares of the Company's Common Stock (par value $.01) were outstanding.

                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

      ASSETS                                9/30/96          6/30/96
                                            -------          -------
      Cash and cash equivalents           $ 5,615,788      $ 7,422,084
      Short-term investments               12,307,451       11,827,451
      Accounts receivable (net)             8,089,408        8,379,531
      Inventories                           3,720,477        3,653,117
      Deferred income taxes                 1,314,000        1,262,000
      Other current assets                    734,508          744,824
                                          -----------      -----------
        Total current assets               31,781,632       33,289,007

      Deferred income taxes                 1,418,000        1,049,000
      Prepaid license fee                     369,600          409,200
      Fixed assets (net)                   10,731,681        9,045,267
      Intangible assets (net)                 541,942          600,819
      Other assets                            250,000                -
                                          -----------      -----------
        TOTAL ASSETS                      $45,092,855      $44,393,293
                                          ===========      ===========

      LIABILITIES & EQUITY

      Trade accounts payable              $ 1,897,690      $ 1,720,873
      Salary and related accruals           1,061,670        1,725,124
      Other payables                          449,098          876,346
      Income taxes payable                  1,561,094          706,679
                                          -----------      -----------
        Total current liabilities           4,969,552        5,029,022

      Deferred rent                           569,700          490,200

      Common stock, par value $.01 per
        share; authorized 50,000,000;
        issued and outstanding 9,461,728
        and 9,519,528, respectively            94,617           95,195
      Additional paid-in capital           11,463,486       11,448,558
      Retained earnings                    27,877,830       27,245,416
      Accumulated foreign currency
        translation adjustments               117,670           84,902
                                          -----------      -----------
        Total stockholders' equity         39,553,603       38,874,071
                                          -----------      -----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY            $45,092,855      $44,393,293
                                          ===========      ===========

         See notes to unaudited Consolidated Financial Statements.

                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                              QUARTER ENDED
                                              -------------
                                         9/30/96          9/30/95
                                         -------          -------
 Sales                                 $14,026,978      $12,794,298
 Cost of sales                           4,778,130        4,663,897
                                       -----------      -----------
   Gross margin                          9,248,848        8,130,401


 Operating expenses:
   Selling, general and
     administrative                      3,317,235        3,100,671
   Research and development              2,882,844        2,491,668
   Amortization expense                     58,877           58,876
   Interest expense                         28,083              224
   Interest income                        (158,460)        (139,320)
                                       -----------      -----------
                                         6,128,579        5,512,119
                                       -----------      -----------
 Earnings before income taxes            3,120,269        2,618,282

 Income taxes                              945,000          833,000
                                       -----------      -----------
 NET EARNINGS                          $ 2,175,269      $ 1,785,282
                                       ===========      ===========


 EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE             $      0.22      $      0.18
                                       ===========      ===========

 AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING          9,788,446        9,650,445
                                        ===========      ===========


         See notes to unaudited Consolidated Financial Statements.

                     TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               THREE MONTHS ENDED
                                               ------------------
                                             9/30/96         9/30/95
                                             -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                              $ 2,175,269      $ 1,785,282
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation and amortization               533,905          394,363
  Deferred income taxes                      (421,000)         (66,000)
  Tax benefit from exercise of options              -          101,000
  Decrease in prepaid license fee              39,600           39,600
  Deferred rent                                79,500           21,600
Change in current assets and current
 liabilities:
  (Increase) decrease in:
   Accounts receivable                        306,634         (484,946)
   Inventories                                (61,037)        (113,440)
   Other current assets                        11,892         (163,647)
  Increase (decrease) in:
   Trade account/other payables              (255,865)         405,602
   Salary and related accruals               (664,387)        (428,842)
   Income taxes payable                       847,915          598,970
                                          -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES   2,592,426        2,089,542

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of short-term investments         (4,800,000)      (3,243,585)
Proceeds from sale of short-term
 investments                                4,320,000        5,065,525
Increase in other long term assets           (250,000)               -
Additions to fixed assets                  (2,154,141)       3,043,257)
                                          -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES      (2,884,141)      (1,221,317)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                       14,938          143,625
Repurchase of common stock                 (1,543,443)        (358,750)
                                          -----------      -----------
NET CASH USED BY FINANCING ACTIVITIES      (1,528,505)        (215,125)
EFFECT OF EXCHANGE RATE CHANGES ON CASH        13,924           14,139
                                          -----------      -----------
NET CHANGE IN CASH AND EQUIVALENTS         (1,806,296)         667,239
                                          -----------      -----------
CASH AND EQUIVALENTS AT BEGINNING OF
 PERIOD                                     7,422,084        5,317,493
                                          -----------      -----------
CASH AND EQUIVALENTS AT END OF PERIOD     $ 5,615,788      $ 5,984,732
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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for Fiscal 1996. The Company follows these policies in preparation of the interim Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the Consolidated Financial Statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 1996 included in the Company's Annual Report to Shareholders for Fiscal 1996.

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                                   9/30/96       6/30/96
                                                   -------       -------
ACCOUNTS RECEIVABLE
  Accounts receivable                            $ 8,140,408   $ 8,492,531
    Less reserve for bad debts                        51,000       113,000
                                                 -----------   -----------
      NET ACCOUNTS RECEIVABLE                    $ 8,089,408   $ 8,379,531
                                                 ===========   ===========
INVENTORIES
  Raw materials                                  $ 1,856,830   $ 1,808,605
  Work in process                                     69,969        34,917
  Supplies                                           127,932        99,323
  Finished goods                                   1,665,746     1,710,272
                                                 -----------   -----------
      TOTAL INVENTORIES                          $ 3,720,477   $ 3,653,117
                                                 ===========   ===========
FIXED ASSETS
  Laboratory equipment                           $ 8,728,019   $ 8,463,653
  Office equipment                                 2,500,796     2,417,311
  Leasehold improvements                           7,939,120     6,114,009
                                                 -----------   -----------
                                                  19,167,935    16,994,973
    Less accumulated depreciation
      and amortization                             8,436,254     7,949,706
                                                 -----------   -----------
      NET FIXED ASSETS                           $10,731,681   $ 9,045,267
                                                 ===========   ===========


INTANGIBLE ASSETS
  Customer list                                  $ 1,010,000   $ 1,010,000
  Technology licensing agreements                    500,000       500,000
  Goodwill                                         1,225,547     1,225,547
                                                   2,735,547     2,735,547
    Less accumulated amortization                  2,193,605     2,134,728
                                                 -----------   -----------
      NET INTANGIBLE ASSETS                      $   541,942   $   600,819
                                                 ===========   ===========

B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                      QUARTER ENDED
                                                      -------------
                                                    9/30/96      9/30/95
                                                    -------      -------
Primary:
Weighted average number of common shares           9,501,656    9,390,975
Dilutive effect of stock options and warrants        286,790      259,470
                                                   ---------    ---------
Average common and common equivalent shares
  outstanding                                      9,788,446    9,650,445
                                                   =========    =========

Fully diluted:
Weighted average number of common shares           9,501,656    9,390,975
Dilutive effect of stock options  and warrants       287,422      286,823
                                                   ---------    ---------
Average common and common equivalent shares
  outstanding                                      9,789,078    9,677,798
                                                   =========    =========

Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          Results of Operations Quarter Ended September 30, 1996
                   vs. Quarter Ended September 30, 1995
                      ------------------------------------

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


Net Sales

Net sales for the quarter ended September 30, 1996 were $14,026,978, an increase of $1,232,680 (10%) from the quarter ended September 30, 1995. R&D Systems sales increased $793,092 (9%) and R&D Europe sales increased $439,588 (12%) from the quarter ended September 30, 1995, respectively. Approximately 70% of R&D Europe sales for the quarter ended September 30, 1996 were from the distribution of R&D Systems' products.

The increase in consolidated sales for the quarter was due, in part, to increased sales of R&D Systems' cytokines. Sales of cytokines by R&D Systems and R&D Europe for the quarter ended September 30, 1996 were $2,943,051 compared to $2,187,905 for the quarter ended September 30, 1995, an increase of $755,146.

In addition, the increase in consolidated sales for the quarter was due to increased sales of R&D Systems' immunoassay (Quantikine) kits. Currently there are 68 kits on the market. Sales of Quantikine kits by R&D Systems and R&D Europe for the quarter ended September 30, 1996 were $5,388,656 compared to $4,959,573 for the quarter ended September 30, 1995, an increase of $429,083.

Offsetting the increase in sales of biotechnology products, sales of hematology products decreased $435,933 from the quarter ended September 30, 1995. The decrease resulted mainly from the loss of an OEM customer at the end of fiscal 1996.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the first quarter of fiscal 1997 were 65.9% compared to 63.5% for the same quarter in fiscal 1996.

The increase for the quarter was due to a shift in product mix to higher-margin biotechnology products. During the quarter ended September 30, 1996, biotechnology products accounted for 83% of consolidated sales compared to 77% for the quarter ended September 30, 1995. Gross margins for R&D Europe, Hematology Division and Biotechnology Division all increased slightly for the quarter. R&D Europe gross margins increased from 51.6% to 51.7%; Hematology Division gross margins increased from 39.4% to 40.1%; and Biotechnology Division gross margins increased from 68.6% to 68.8%.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $216,564 (7%) from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. Approximately $118,000 of the increase in selling, general and administrative expenses was due to additional Biotechnology Division sales and marketing staff added since the prior year. In addition, $78,000 of the increase was the result of additional advertising and promotional expenditures by the Biotechnology Division. R&D Europe selling, general and administrative expenses increased only slightly from the prior year, with increased wages offset by a decrease in marketing costs. Wages increased due to additional sales staff added at R&D Europe's German sales subsidiary, which began operation in September 1995. Marketing costs at R&D Europe decreased for the quarter ended September 30, 1996 because prior year expenses included the printing of a catalog for a new internally developed molecular biology product line.


Research and Development Expenses

Research and development expenses increased $391,176 (16%) for the quarter ended September 30, 1996. R&D Europe and R&D Systems' research and development expenses increased $54,954 and $336,222, respectively, for the quarter ended September 30, 1996. The increases related to products currently under development, several of which were released in the first three months of fiscal 1997. Products currently under development include both biotechnology and hematology products. The increase in R&D Systems' research and development expenses also included additional research laboratory space added in the fourth quarter of fiscal 1996.


Net Earnings

Earnings before income taxes increased $501,987 from $2,618,282 in the first quarter of fiscal 1996 to $3,120,269 in the first quarter of fiscal 1997. The increase in earnings before income taxes was mainly due to an increase in Biotechnology Division earnings of $493,078 and an increase in R&D Europe earnings of $140,155. The increases in Biotechnology Division and R&D Europe results were due to increased sales and gross margins, partially offset by higher expenses. Hematology earnings before tax decreased $146,417 from the quarter ended September 30, 1995 due to decreased sales.

Income taxes for the quarter ended September 30, 1996 were provided at a rate of approximately 30% of consolidated pretax earnings compared to 32% for the quarter ended September 30, 1995. The decrease in the tax rate was due to the reinstatement of the credit for research and development expenditures for the period of July 1996 to May 1997. U.S. federal taxes have also been reduced as a result of the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.




                      Liquidity and Capital Resources

At September 30, 1996, cash and cash equivalents and short-term investments were $17,923,239 compared to $19,249,535 at June 30, 1996. The Company has been accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital requirements and capital additions through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the current quarter.

Cash Flows From Operating Activities

The Company generated cash of $2,592,426 from operating activities in the first three months of fiscal 1997 compared to $2,089,542 for the first three months of fiscal 1996. The increase was mainly the result of increased net earnings.


Cash Flows From Investing Activities

During the three months ended September 30, 1996 the Company increased short-term investments $480,000, while during the three months ended September 30, 1995, the Company reduced short-term investments $1,821,940. The decrease was used to fund leasehold improvements during the first quarter of fiscal 1996. The Company's investment policy is to place excess cash in short-term tax-exempt government bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $2,154,141 for the first three months of fiscal 1997, compared to $3,043,257 for the first three months of fiscal 1996. Included in the fiscal 1997 and 1996 additions were $1,783,000 and $2,470,000 for leasehold improvements related to expansion and remodeling of facilities by R&D Systems. The remaining additions in fiscal 1997 and 1996 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1997 are expected to cost approximately $4.2 million and are expected to be financed through cash from operating activities.


Cash Flows From Financing Activities

Cash of $14,938 and $143,625 was received during the three months ended September 30, 1996 and 1995, respectively, for the exercise of options for 1,000 and 26,000 shares of common stock. During the first three months of fiscal 1996, options for 80,000 shares of common stock were exercised in a noncash transaction by the surrender of 31,645 shares of the Company's common stock with a market value of $601,250.

During the first three months of fiscal 1997 and 1996, the Company purchased and retired 58,800 and 20,500 shares, respectively, of Company common stock at market values of $1,543,443 and $358,750. In May 1995, the Company announced a plan to purchase and retire up to $5,000,000 of its common stock. Through November 1, 1996, 140,000 shares have been purchased at a market value of $2,850,401. Subject to market conditions and share price, the Company plans to continue to purchase and retire Company common stock.

The Company has never paid dividends and has no plans to do so in fiscal 1997.



                        PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     None


ITEM 2 - CHANGES IN SECURITIES

     None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, October 24, 1996.

     (b) A proposal to set the number of directors at seven was adopted by a vote of 7,801,635 in favor with 8,828 shares against, 16,481 shares abstaining and no shares represented by broker nonvotes.

     (c) Proxies for the Annual Meeting wee solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected, as follows:

               Nominee                     For               Withheld
               -------                     ---               --------
          Thomas E. Oland               7,796,799               9,443
          Roger C. Lucas                7,549,547             256,695
          Howard V. O'Connell           7,803,442               2,800
          G. Arthur Herbert             7,802,242               4,000
          Randolph C. Steer             7,804,842               1,400
          Lowell E. Sears               7,805,142               1,100
          Christopher S. Henney         7,804,914               1,328


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


                                       TECHNE CORPORATION
                                       (Company)


Date:  November 13, 1996               Thomas E. Oland
                                       ----------------------
                                       Thomas E. Oland
                                       President, Chief Executive and
                                       Financial Officer



                               EXHIBIT INDEX
                                    TO
                                   FORM
                                   10-Q

                            TECHNE CORPORATION




      Exhibit
      Number                    Description
      --------                  ---------------

        27                      Financial Data Schedule