Form 10-Q
period 1996-12-31
TECHNE CORP /MN/
filed 1997-02-14
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996, or


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                            ------------------
                      Commission file number 0-17272
                            __________________

                            TECHNE CORPORATION
          (Exact name of registrant as specified in its charter)

       MINNESOTA                                    41-1427402
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

     614 MCKINLEY PLACE N.E.                    (612) 379-8854
       MINNEAPOLIS, MN     55413         (Registrant's telephone number,
   (Address of principal                      including area code)
     executive offices)   (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)   No  (  )

At February 1, 1997, 9,455,728 shares of the Company's Common Stock (par value $.01) were outstanding.




                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

    ASSETS                                12/31/96      6/30/96
                                        -----------   -----------
      Cash and cash equivalents         $ 6,953,881   $ 7,422,084
      Short-term investments             12,862,451    11,827,451
      Accounts receivable (net)           7,554,049     8,379,531
      Inventories                         4,101,966     3,653,117
      Deferred income taxes               1,409,000     1,262,000
      Other current assets                  615,571       744,824
                                        -----------   -----------
        Total current assets             33,496,918    33,289,007

      Deferred income taxes               1,462,000     1,049,000
      Prepaid license fee                   330,000       409,200
      Fixed assets (net)                 11,574,422     9,045,267
      Intangible assets (net)               483,065       600,819
      Other assets                          250,000             -
                                        -----------   -----------
        TOTAL ASSETS                    $47,596,405   $44,393,293
                                        ===========   ===========

    LIABILITIES & EQUITY

      Trade accounts payable            $ 1,966,853   $ 1,720,873
      Salary and related accruals         1,567,633     1,725,124
      Other payables                        471,257       876,346
      Income taxes payable                1,057,429       706,679
                                        -----------   -----------
        Total current liabilities         5,063,172     5,029,022

      Deferred rent                         649,200       490,200

      Common stock, par value $.01 per
        share; authorized 50,000,000;
        issued and outstanding
        9,449,228 and 9,519,528,
        respectively                         94,492        95,195
      Additional paid-in capital         11,473,727    11,448,558
      Retained earnings                  29,828,072    27,245,416
      Accumulated foreign currency
        translation adjustments             487,742        84,902
                                        -----------   -----------
        Total stockholders' equity       41,884,033    38,874,071
                                        -----------   -----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $47,596,405   $44,393,293
                                        ===========   ===========

         See notes to unaudited Consolidated Financial Statements.


                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                 QUARTER ENDED            SIX MONTHS ENDED
                            ------------------------  ------------------------
                              12/31/96     12/31/95     12/31/96    12/31/95
                            -----------  -----------  -----------  -----------
 Sales                      $14,409,294  $12,514,479  $28,436,272  $25,308,777
 Cost of sales                4,571,712    4,632,962    9,349,842    9,296,859
                            -----------  -----------  -----------  -----------
   Gross margin               9,837,582    7,881,517   19,086,430   16,011,918


 Operating expenses
   (income):
   Selling, general and
     administrative           3,657,534    3,163,447    6,974,769    6,264,117
   Research and development   2,947,251    2,462,512    5,830,095    4,954,180
   Amortization expense          58,877       58,878      117,754      117,755
   Interest expense                 441           91       28,524          315
   Interest income             (164,012)    (164,164)    (322,472)    (303,484)
                            -----------  -----------  -----------  -----------
                              6,500,091    5,520,764   12,628,670   11,032,883
                            -----------  -----------  -----------  -----------
 Earnings before income
   taxes                      3,337,491    2,360,753    6,457,760    4,979,035

 Income taxes                 1,060,000      673,000    2,005,000    1,506,000
                            -----------  -----------  -----------  -----------
 NET EARNINGS               $ 2,277,491  $ 1,687,753  $ 4,452,760  $ 3,473,035
                            ===========  ===========  ===========  ===========


 EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE  $      0.23  $      0.17  $      0.46  $      0.36
                            ===========  ===========  ===========  ===========

 AVERAGE COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING         9,721,323    9,716,650    9,754,980    9,683,532
                            ===========  ===========  ===========  ===========

         See notes to unaudited Consolidated Financial Statements.





                     TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                SIX MONTHS ENDED
                                             -------------------------
                                               12/31/96      12/31/95
                                             -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                               $ 4,452,760   $ 3,473,035
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization            1,100,230       809,106
      Deferred income taxes                     (483,000)     (190,000)
      Tax benefit from exercise of options             -       177,000
      Decrease in prepaid license fee             79,200        79,200
      Deferred rent                              159,000        43,200
      Other                                            -        11,026
  Change in current assets and current
    liabilities:
      (Increase) decrease  in:
        Accounts receivable                    1,014,934         4,983
        Inventories                             (335,828)      (79,876)
        Other current assets                     149,967      (138,446)
      Increase (decrease) in:
        Trade account/other payables            (204,516)       47,594
        Salary and related accruals             (167,767)      (82,592)
        Income taxes payable                     251,793      (230,741)
                                             -----------   -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES    6,016,773     3,923,489

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of short-term investments          (8,385,000)   (6,987,347)
  Proceeds from sale of short-term
    investments                                7,350,000     6,460,025
  Increase in other long term assets            (250,000)            -
  Additions to fixed assets                   (3,418,612)   (4,178,226)
                                             -----------   -----------
  NET CASH USED BY INVESTING ACTIVITIES       (4,703,612)   (4,705,548)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                        25,189       167,656
  Repurchase of common stock                  (1,870,827)     (607,753)
                                             -----------   -----------
  NET CASH USED BY FINANCING ACTIVITIES       (1,845,638)     (440,097)

EFFECT OF EXCHANGE RATE CHANGES ON CASH           64,274         7,465
                                             -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS              (468,203)   (1,214,691)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD    7,422,084     5,317,493
                                             -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD        $ 6,953,881   $ 4,102,802
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                                 12/31/96      6/30/96
                                               -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                          $ 7,606,049   $ 8,492,531
    Less reserve for bad debts                      52,000       113,000
                                               -----------   -----------
      NET ACCOUNTS RECEIVABLE                  $ 7,554,049   $ 8,379,531
                                               ===========   ===========

INVENTORIES
  Raw materials                                $ 2,053,928   $ 1,808,605
  Work in process                                  116,395        34,917
  Supplies                                         118,256        99,323
  Finished goods                                 1,813,387     1,710,272
                                               -----------   -----------
      TOTAL INVENTORIES                        $ 4,101,966   $ 3,653,117
                                               ===========   ===========

FIXED ASSETS
  Laboratory equipment                         $ 9,213,477   $ 8,463,653
  Office equipment                               2,612,184     2,417,311
  Leasehold improvements                         8,818,334     6,114,009
                                               -----------   -----------
                                                20,643,995    16,994,973
    Less accumulated depreciation
      and amortization                           9,069,573     7,949,706
                                               -----------   -----------
      NET FIXED ASSETS                         $11,574,422   $ 9,045,267
                                               ===========   ===========

INTANGIBLE ASSETS
  Customer list                                $ 1,010,000   $ 1,010,000
  Technology licensing agreements                  500,000       500,000
  Goodwill                                       1,225,547     1,225,547
                                               -----------   -----------
                                                 2,735,547     2,735,547
    Less accumulated amortization                2,252,482     2,134,728
                                               -----------   -----------
      NET INTANGIBLE ASSETS                    $   483,065   $   600,819
                                               ===========   ===========


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                  SIX MONTHS ENDED
                                              --------------------------
                                                12/31/96       12/31/95
                                              -----------    -----------
Primary:
Weighted average number of common shares         9,478,382     9,410,474
Dilutive effect of stock options and warrants      276,598       273,058
                                               -----------   -----------
Average common and common equivalent shares
  outstanding                                    9,754,980     9,683,532
                                               ===========   ===========

Fully diluted:
Weighted average number of common shares         9,478,382     9,410,474
Dilutive effect of stock options  and warrants     291,372       286,558
                                               -----------   -----------
Average common and common equivalent shares
  outstanding                                    9,769,754     9,697,032
                                               ===========   ===========


Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.



        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


   Results of Operations Quarter and Six Months Ended December 31, 1996
            vs. Quarter and Six Months Ended December 31, 1995
      ---------------------------------------------------------------------

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


Net Sales

Net sales for the quarter ended December 31, 1996 were $14,409,294, an increase of $1,894,815 (15%) from the quarter ended December 31, 1995. Sales for the six months ended December 31, 1996 increased $3,127,495 (12%) from $25,308,777 to $28,436,272. R&D Systems sales increased $1,181,585
(14%) and $1,974,677 (11%) for the quarter and six months ended December 31, 1996, respectively. R&D Europe sales increased $713,230 (17%) and $1,152,818 (15%) for the same periods. Approximately 69% of R&D Europe sales were from the distribution of R&D Systems' products.

The increase in consolidated sales for the quarter and six months was due, in part, to increased sales of R&D Systems' cytokines and antibodies.
Sales of cytokines and antibodies by R&D Systems and R&D Europe for the quarter and six months ended December 31, 1996 were $4,454,473 and $8,552,995 compared to $3,107,447 and $6,151,041 during the same periods in the prior year, an increase of $1,347,026 and $2,401,954, respectively.

In addition, the increase in consolidated sales for the quarter and six months was due to increased sales of immunoassay kits. Sales of immunoassay kits by R&D Systems and R&D Europe for the quarter and six months ended December 31, 1996 were $5,772,924 and $11,722,030 compared to $5,465,503 and $10,783,521 for the quarter and six months ended December 31, 1995, an increase of $307,421 and $938,509, respectively.

Offsetting the increase in sales of biotechnology products, sales of hematology products decreased $190,684 and $626,617 for the quarter and six months ended December 31, 1996. The decrease resulted mainly from the loss of an OEM customer at the end of fiscal 1996, partially offset in the second quarter by higher retail sales and increased sales to several other OEM customers.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the second quarter of fiscal 1997 were 68.3% compared to 63.0% for the same quarter in fiscal 1996. Margins for the six months ended December 31, 1996 were 67.1% compared to 63.3% for the same period in fiscal 1996.

The increase for the quarter and six months was due to a shift in product mix to higher-margin biotechnology products and the conclusion of royalty payments to Amgen Inc. in August 1996. During the quarter and six months ended December 31, 1996, biotechnology products accounted for 84% and 83% of consolidated sales compared to 80% and 79% for the quarter and six months ended December 31, 1995. Gross margins for R&D Europe, Hematology Division and Biotechnology Division all increased for the quarter. R&D Europe gross margins increased from 48.5% to 53.9% for the quarter ended December 31, 1996 and from 50.0% to 52.9% for the six months ended December 31, 1996. Hematology Division gross margins increased from 36.2% to 41.6% for the quarter and from 37.9% to 40.8% for the six months ended December
31, 1996.   Biotechnology Division gross margins increased from 68.1% to
71.3% for the quarter and from 68.4% to 70.0% for the six months ended December 31, 1996.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $494,087 (16%) from the second quarter of fiscal 1996 to the second quarter of fiscal 1997. These expenses also increased $710,652 (11%) for the first six months of fiscal 1997. Approximately $161,000 and $193,000 of the increase in selling, general and administrative expense for the quarter and six months ended December 31, 1996 is due to additional bonus/profit sharing accrued in the first six month of fiscal 1997. Approximately $31,000 and $149,000 of the increase for the quarter and six months was due to additional Biotechnology Division sales and marketing staff added since the prior year. In addition, $37,000 and $115,000 of the increase for the quarter and six months was the result of additional advertising and promotional expenditures by the Biotechnology Division. R&D Europe selling, general and administrative expenses increased $205,103 and $220,721 for the quarter and six months respectively. This increase relates mainly to the change in exchange rates used in converting R&D Europe financial statements into U.S. dollars, due to the declining value of the U.S. dollar,. The average exchange rate during the first six months of fiscal 1997 and 1996 was 1.62 and 1.56 dollars per British pound, respectively. In British pounds, R&D Europe's selling general and administrative expenses increased 70,454 (9%) and 86,989 (6%) for the quarter and six months ended December 31, 1996, respectively.


Research and Development Expenses

Research and development expenses increased $484,739 (20%) for the quarter ended December 31, 1996 and $875,915 (18%) for the six months ended December 31, 1995. R&D Europe and R&D Systems' research and development expenses increased $168,133 and $316,606, respectively, for the quarter ended December 31, 1996 and $223,087 and $652,828, respectively, for the six months ended December 31, 1996. The increases related to products currently under development, several of which were released in the first six months of fiscal 1997. Products currently under development include both biotechnology and hematology products. The increase in R&D Systems' research and development expenses also included additional research laboratory space added in the fourth quarter of fiscal 1996.


Net Earnings

Earnings before income taxes increased $976,738 from $2,360,753 in the second quarter of fiscal 1996 to $3,337,491 in the second quarter of fiscal 1997. Earnings before taxes for the six months increased $1,478,725 from $4,979,035 to $6,457,760. The increase in earnings before income taxes was mainly due to an increase in Biotechnology Division earnings of $793,822 and $1,286,900 for the quarter and six months ended December 31, 1996 and an increase in R&D Europe earnings of $214,117 and $354,272 for the quarter and six months, respectively. The increases in Biotechnology Division and R&D Europe results were due to increased sales and gross margins, partially offset by higher expenses. Hematology earnings before tax decreased $10,576 and $156,993 from the quarter and six months ended December 31, 1995 due to decreased sales.

Income taxes for the quarter and six months ended December 31, 1996 were
provided at a rate of approximately   32% and 31% of consolidated pretax
earnings compared to 29% and 30% for the prior year. The increase in the tax rate was a result of increasing R&D Europe pretax earnings, which have a higher tax rate than U.S. generated earnings. U.S. federal taxes have been reduced by the reinstatement of the credit for research and development expenditures and the benefit of the foreign sales corporation.


                      Liquidity and Capital Resources

At December 31, 1996, cash and cash equivalents and short-term investments were $19,816,332 compared to $19,249,535 at June 30, 1996. The Company has been accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $6,016,773 from operating activities in the first six months of fiscal 1997 compared to $3,923,489 for the first six months of fiscal 1996. The increase was mainly the result of increased net earnings and a decrease in accounts receivable.


Cash Flows From Investing Activities

During the six months ended December 31, 1996 and 1995, the Company increased short-term investments $1,035,000 and $527,322, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt government bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $3,418,612 for the first six months of fiscal 1997, compared to $4,178,226 for the first six months of fiscal 1996. Included in the fiscal 1997 and 1996 additions were $2,684,000 and $3,220,000 for leasehold improvements related to expansion and remodeling of facilities by R&D Systems. The remaining additions in fiscal 1997 and 1996 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1997 are expected to cost approximately $3.1 million and are expected to be financed through currently available funds and cash generated from operating activities.


Cash Flows From Financing Activities

Cash of $25,189 and $167,656 was received during the six months ended December 31, 1996 and 1995, respectively, for the exercise of options for 2,000 and 29,750 shares of common stock. During the first six months of fiscal 1996, options for 80,000 shares of common stock were exercised in a noncash transaction by the surrender of 31,645 shares of the Company's common stock with a market value of $601,250.

During the first six months of fiscal 1997 and 1996, the Company purchased and retired 72,300 and 32,500 shares, respectively, of Company common stock at market values of $1,870,827 and $607,753. In May 1995, the Company announced a plan to purchase and retire up to $5,000,000 of its common stock. Through February 1, 1997, 153,500 shares have been purchased at a market value of $3,177,786. Subject to market conditions and share price, the Company plans to continue to purchase and retire Company common stock.

The Company has never paid dividends and has no plans to do so in fiscal
1997.

                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     Information relating to the Company's Annual Meeting of Shareholders, held on October 24, 1996, is contained in the Company's Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference.

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


                                          TECHNE CORPORATION
                                          (Company)


Date:  February 13, 1997                  Thomas E. Oland
                                          ------------------------------
                                          Thomas E. Oland
                                          President, Chief Executive and
                                          Financial Officer


                               EXHIBIT INDEX
                                    TO
                                   FORM
                                   10-Q

                            TECHNE CORPORATION




Exhibit
Number      Description
--------    ---------------
10.1 Agreement, dated December 19, 1996 for the third amendment to a lease agreement between Hillcrest Development and R&D Systems, Inc.

27         Financial Data Schedule