Form 10-Q
period 1997-03-31
TECHNE CORP /MN/
filed 1997-05-15
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997, or

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

At May 1, 1997, 9,410,728 shares of the Company's Common Stock (par value $.01) were outstanding.

                      PART I - FINANCIAL INFORMATION

                      ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

    ASSETS                                3/31/97         6/30/96
                                        -----------     -----------
      Cash and cash equivalents         $ 5,391,305     $ 7,422,084
      Short-term investments             14,207,037      11,827,451
      Accounts receivable (net)           9,066,432       8,379,531
      Inventories                         4,001,990       3,653,117
      Deferred income taxes               1,255,000       1,262,000
      Other current assets                  836,139         744,824
                                        -----------     -----------
        Total current assets             34,757,903      33,289,007

      Deferred income taxes               1,460,000       1,049,000
      Prepaid license fee                   290,400         409,200
      Fixed assets (net)                 11,456,489       9,045,267
      Intangible assets (net)               424,188         600,819
      Other assets                          250,000               -
                                        -----------     -----------
    TOTAL ASSETS                        $48,638,980     $44,393,293
                                        ===========     ===========
    LIABILITIES & EQUITY

      Trade accounts payable            $ 1,801,842     $ 1,720,873
      Salary and related accruals         1,298,263       1,725,124
      Other payables                        481,740         876,346
      Income taxes payable                  573,205         706,679
                                        -----------     -----------
        Total current liabilities         4,155,050       5,029,022

      Deferred rent                         795,750         490,200

      Common stock, par value $.01 per
        share; authorized 50,000,000;
        issued and outstanding
        9,410,728 and 9,519,528,
        respectively                         94,107          95,195
      Additional paid-in capital         11,563,569      11,448,558
      Retained earnings                  31,674,799      27,245,416
      Accumulated foreign currency
        translation adjustments             355,705          84,902
                                        -----------     -----------
        Total stockholders' equity       43,688,180      38,874,071
                                        -----------     -----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $48,638,980     $44,393,293
                                        ===========     ===========

        See notes to unaudited Consolidated Financial Statements.



                    TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)


                              QUARTER ENDED           NINE MONTHS ENDED
                         ------------------------   ------------------------
                           3/31/97      3/31/96       3/31/97      3/31/96
                         -----------  -----------   -----------  -----------

 Sales                   $16,251,827  $14,713,361   $44,688,099  $40,022,138
 Cost of sales             4,979,754    5,018,310    14,329,596   14,315,169
                         -----------  -----------   -----------  -----------
  Gross margin            11,272,073    9,695,051    30,358,503   25,706,969


 Operating expenses
  (income):
  Selling, general and
   administrative          4,114,790    3,521,315    11,089,559    9,785,432
  Research & development   2,940,709    2,562,017     8,770,804    7,516,197
  Amortization expense        58,877       58,876       176,631      176,631
  Interest expense               731          402        29,255          717
  Interest income           (188,936)    (146,355)     (511,408)    (449,839)
                         -----------  -----------   -----------  -----------
                           6,926,171    5,996,255    19,554,841   17,029,138
                         -----------  -----------   -----------  -----------
 Earnings before income
  taxes                    4,345,902    3,698,796    10,803,662    8,677,831
 Income taxes              1,394,000    1,188,000     3,399,000    2,694,000
                         -----------  -----------   -----------  -----------
 NET EARNINGS            $ 2,951,902  $ 2,510,796   $ 7,404,662  $ 5,983,831
                         ===========  ===========   ===========  ===========


 EARNINGS PER COMMON
  AND COMMON EQUIVALENT
  SHARE                  $      0.30  $      0.26   $      0.76  $      0.62
                         ===========  ===========   ===========  ===========


 AVERAGE COMMON AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING       9,719,469    9,691,746     9,742,411    9,685,396
                         ===========  ===========   ===========  ===========



        See notes to unaudited Consolidated Financial Statements.




                    TECHNE CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 NINE MONTHS ENDED
                                            -------------------------
                                              3/31/97       3/31/96
                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                              $ 7,404,662   $ 5,983,831
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization           1,683,709     1,302,753
      Deferred income taxes                    (363,000)     (351,000)
      Tax benefit from exercise of options            -       371,000
      Decrease in prepaid license fee           118,800       118,800
      Deferred rent                             305,550        59,950
      Other                                       7,905        48,354
  Change in current assets and current
    liabilities:
      Increase in:
        Accounts receivable                    (596,832)   (1,252,323)
        Inventories                            (298,033)      (95,537)
        Other current assets                    (82,138)      (72,191)
      Increase (decrease) in:
        Trade account/other payables           (353,579)      336,125
        Salary and related accruals            (431,358)        8,530
        Income taxes payable                   (165,457)       (1,900)
                                            -----------   -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES   7,230,229     6,456,392

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments        (11,324,586)   (9,472,347)
  Proceeds from sale of short-term
    investments                               8,945,000     9,253,787
  Increase in other long term assets           (250,000)            -
  Additions to fixed assets                  (3,876,338)   (5,511,836)
                                            -----------   -----------
  NET CASH USED BY INVESTING ACTIVITIES      (6,505,924)   (5,730,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                      115,096       364,125
  Repurchase of common stock                 (2,976,452)     (676,206)
                                            -----------   -----------
  NET CASH USED BY FINANCING ACTIVITIES      (2,861,356)     (312,081)

EFFECT OF EXCHANGE RATE CHANGES ON CASH         106,272           795
                                            -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS           (2,030,779)      414,710

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD   7,422,084     5,317,493
                                            -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD       $ 5,391,305   $ 5,732,203
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                               3/31/97       6/30/96
                                             -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                        $ 9,117,432   $ 8,492,531
    Less reserve for bad debts                    51,000       113,000
                                             -----------   -----------
      NET ACCOUNTS RECEIVABLE                $ 9,066,432   $ 8,379,531
                                             ===========   ===========
INVENTORIES
  Raw materials                              $ 2,181,086   $ 1,808,605
  Work in process                                 36,030        34,917
  Supplies                                       136,992        99,323
  Finished goods                               1,647,882     1,710,272
                                             -----------   -----------
      TOTAL INVENTORIES                      $ 4,001,990   $ 3,653,117
                                             ===========   ===========
FIXED ASSETS
  Laboratory equipment                       $ 9,395,762   $ 8,463,653
  Office equipment                             2,640,144     2,417,311
  Leasehold improvements                       8,950,484     6,114,009
                                             -----------   -----------
                                              20,986,390    16,994,973
    Less accumulated depreciation
      and amortization                         9,529,901     7,949,706
                                             -----------   -----------
      NET FIXED ASSETS                       $11,456,489   $ 9,045,267
                                             ===========   ===========
INTANGIBLE ASSETS
  Customer list                              $ 1,010,000   $ 1,010,000
  Technology licensing agreements                500,000       500,000
  Goodwill                                     1,225,547     1,225,547
                                             -----------   -----------
                                               2,735,547     2,735,547
    Less accumulated amortization              2,311,359     2,134,728
                                             -----------   -----------
      NET INTANGIBLE ASSETS                  $   424,188   $   600,819
                                             ===========   ===========


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                  NINE MONTHS ENDED
                                              -----------   -----------
                                                3/31/97       3/31/96
                                              -----------   -----------
Primary:
Weighted average number of common shares        9,467,268     9,415,540
Dilutive effect of stock options and warrants     275,143       269,856
                                              -----------   -----------
Average common and common equivalent shares
  outstanding                                   9,742,411     9,685,396
                                              ===========   ===========

Fully diluted:
Weighted average number of common shares        9,467,268     9,415,540
Dilutive effect of stock options and warrants     284,874       299,878
                                              -----------   -----------
Average common and common equivalent shares
  outstanding                                   9,752,142     9,715,418
                                              ===========   ===========

Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

   Results of Operations Quarter and Nine Months Ended March 31, 1997
            vs. Quarter and Nine Months Ended March 31, 1996
      ------------------------------------------------------------------

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


Net Sales

Net sales for the quarter ended March 31, 1997 were $16,251,827, an increase of $1,538,466 (10%) from the quarter ended March 31, 1996. Sales for the nine months ended March 31, 1997 increased $4,665,961 (12%) from $40,022,138 to $44,688,099. R&D Systems sales increased $1,004,720 (10%) and $2,979,397 (11%) for the quarter and nine months ended March 31, 1997, respectively. R&D Europe sales increased $533,746 (12%) and $1,686,564 (14%) for the same periods.

The increase in consolidated sales for the quarter and nine months was due, in part, to increased sales of R&D Systems' cytokines and antibodies. Sales of cytokines and antibodies by R&D Systems and R&D Europe for the quarter and nine months ended March 31, 1997 were $5,033,963 and $13,586,958 compared to $3,932,071 and $10,083,112 during the same periods in the prior year, an increase of $1,101,892 and $3,503,846, respectively.

Offsetting the increase in sales of biotechnology products, sales of hematology products decreased $178,682 and $805,299 for the quarter and nine months ended March 31, 1997. The decrease resulted mainly from the loss of an OEM customer at the end of fiscal 1996, partially offset in the second and third quarters of fiscal 1997 by higher retail sales and increased sales to several other OEM customers.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the third quarter of fiscal 1997 were 69.4% compared to 65.9% for the same quarter in fiscal 1996. Margins for the nine months ended March 31, 1997 were 67.9 % compared to 64.2% for the same period in fiscal 1996.

The increase for the quarter and nine months was due to a shift in product mix to higher-margin biotechnology products and the conclusion of royalty payments to Amgen Inc. in August 1996. During the quarter and nine months ended March 31, 1997, biotechnology products accounted for 84% and 83% of consolidated sales compared to 81% and 79% for the quarter and nine months ended March 31, 1996. Gross margins for R&D Europe, Hematology Division and Biotechnology Division all increased for the quarter. R&D Europe gross margins increased from 52.9% to 53.0% for the quarter ended March 31, 1997 and from 51.0% to 52.9% for the nine months ended March 31, 1997. Hematology Division gross margins increased from 40.0% to 46.1% for the quarter and from 38.6% to 42.7%
for the nine months ended March 31, 1997.   Biotechnology Division gross
margins increased from 69.5% to 71.5% for the quarter and from 68.8% to 70.6% for the nine months ended March 31, 1997.




Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $593,475 (17%) from the third quarter of fiscal 1996 to the third quarter of fiscal 1997. These expenses also increased $1,304,127 (13%) for the first nine months of fiscal 1997. Included in selling, general and administrative expenses for the quarter March 31, 1997 is a restructuring charge of approximately $450,000 related to R&D Europe. The restructuring involves the withdrawal from the molecular biology market, the transfer of all major marketing and advertising activities to R&D Systems and the transfer of immunoassay kit development and manufacturing activities from R&D Europe to R&D Systems by June 30, 1997. R&D Europe's sales function will not be affected by the restructuring. In addition, approximately $14,000 and $163,000 of the increase for the quarter and nine months was due to additional Biotechnology Division sales and marketing staff added since the prior year. R&D Europe selling, general and administrative expenses, excluding the restructure charge, increased $232,000 and $452,000 for the quarter and nine months respectively.
This increase relates mainly to the change in exchange rates used in converting R&D Europe financial statements into U.S. dollars, due to the declining value of the U.S. dollar. The average exchange rate during the first nine months of fiscal 1997 and 1996 was 1.62 and 1.55 dollars per British pound, respectively. In British pounds, R&D Europe's selling general and administrative expenses, excluding the restructure charge, increased 94,000 (11%) and 181,000 (8%) for the quarter and nine months ended March 31, 1997, respectively.


Research and Development Expenses

Research and development expenses increased $378,692 (15%) for the quarter ended March 31, 1997 and $1,254,607 (17%) for the nine months ended March 31, 1997. R&D Europe and R&D Systems' research and development expenses increased $293,878 and $84,814, respectively, for the quarter ended March 31, 1997 and $946,706 and $307,901, respectively, for the nine months ended March 31, 1997. The increases related to products currently under development, several of which were released in the first nine months of fiscal 1997. Products currently under development include both biotechnology and hematology products. The increase in R&D Systems' research and development expenses also included additional research laboratory space added in the fourth quarter of fiscal 1996.


Net Earnings

Earnings before income taxes increased $647,106 from $3,698,796 in the third quarter of fiscal 1996 to $4,345,902 in the third quarter of fiscal 1997. Earnings before taxes for the nine months ended March 31, 1997 increased $2,125,831 from $8,677,831 to $10,803,662. The increase in earnings before income taxes was mainly due to an increase in Biotechnology Division earnings of $1,100,693 and $2,387,593 for the quarter and nine months ended March 31, 1997 as a result of increased sales and gross margins. R&D Europe earnings decreased $484,263 and $129,991 for the quarter and nine months, respectively as a result of the restructuring charge. Hematology earnings before tax increased $32,044 for the quarter ended March 31, 1997 and decreased $124,949 for the nine months ended March 31, 1997.


Income taxes for the quarter and nine months ended March 31, 1997 and 1996 were provided at a rate of approximately 32% and 31% of consolidated pretax earnings, respectively. U.S. federal taxes have been reduced by the reinstatement of the credit for research and development expenditures and the benefit of the foreign sales corporation.


                     Liquidity and Capital Resources

At March 31, 1997, cash and cash equivalents and short-term investments were $19,598,342 compared to $19,249,535 at June 30, 1996. The Company has been accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $7,230,229 from operating activities in the first nine months of fiscal 1997 compared to $6,456,392 for the first nine months of fiscal 1996. The increase was mainly the result of increased net earnings offset by decreased current liabilities.


Cash Flows From Investing Activities

During the nine months ended March 31, 1997 and 1996, the Company increased short-term investments $2,379,586 and $218,560, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt government bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $3,876,338 for the first nine months of fiscal 1997, compared to $5,511,836 for the first nine months of fiscal 1996. Included in the fiscal 1997 and 1996 additions were $2,825,226 and $3,970,000 for leasehold improvements related to expansion and remodeling of facilities by R&D Systems. The remaining additions in fiscal 1997 and 1996 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1997 are expected to cost approximately $1 million and are expected to be financed through currently available funds and cash generated from operating activities.


Cash Flows From Financing Activities

Cash of $115,096 and $364,125 was received during the nine months ended March 31, 1997 and 1996, respectively, for the exercise of options for 8,500 and 64,500 shares of common stock. During the first nine months of fiscal 1996, options for 80,000 shares of common stock were exercised in a noncash transaction by the surrender of 31,645 shares of the Company's common stock with a market value of $601,250.


During the first nine months of fiscal 1997 and 1996, the Company purchased and retired 117,300 and 36,200 shares, respectively, of Company common stock at market values of $2,976,452 and $676,206. In May 1995, the Company announced a plan to purchase and retire up to $5,000,000 of its common stock. Through May 1, 1997, 198,500 shares have been purchased at a market value of $4,283,411. Subject to market conditions and share price, the Company has extended its stock repurchase program and plans to purchase and retire up to an additional $5,000,000 of common stock.

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


                                TECHNE CORPORATION
                                (Company)


Date:  May 14, 1997             Thomas E. Oland
                                ----------------------------
                                Thomas E. Oland
                                President, Chief Executive and
                                Financial Officer



                              EXHIBIT INDEX
                                   TO
                                  FORM
                                  10-Q

                           TECHNE CORPORATION


    Exhibit
    Number                    Description
    --------                  ---------------
      27                      Financial Data Schedule