Form 10-K
period 1997-06-30
TECHNE CORP /MN/
filed 1997-09-26
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1997

                                      OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 15, 1997 as reported on The Nasdaq Stock Market was approximately $154,608,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 15, 1997:
9,427,728

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                  PART I

                             ITEM 1.  BUSINESS
OVERVIEW

Techne Corporation (the "Company") is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major product lines are hematology controls, which are used in hospital and clinical laboratories to check the accuracy of blood analysis instruments, and biotechnology products including purified proteins called cytokines which are sold exclusively to the research market, and assay kits which are sold to the research and clinical diagnostic markets. R&D Europe distributes R&D Systems' biotechnology products in Europe. In fiscal 1996 R&D Europe opened a sales subsidiary, R&D Systems GmbH (R&D GmbH), in Germany. The Company also has a foreign sales corporation, Techne Export Inc.

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

In July 1993, the Company acquired its European biotechnology distributor, British Bio-technology Products Ltd. (BBP) from British Bio-technology Group plc. BBP, which the Company renamed R&D Systems Europe Ltd., distributed biotechnology products for R&D Systems and several other companies and developed and manufactured its own line of biotechnology products. In fiscal 1997, the Company restructured the operations of R&D Europe to concentrate on the distribution of biotechnology products developed by R&D Systems. The restructuring involved the withdrawal from the molecular biology market, the transfer of all major marketing and advertising activities to R&D Systems and the transfer of immunoassay kit development and manufacturing activities from R&D Europe to R&D Systems.

THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 1997, R&D Systems' Hematology Division revenues accounted for approximately 17% of consolidated revenues of $60,923,750. Revenues from R&D Systems' Biotechnology Division and R&D Europe were 52% and 31% of consolidated revenues, respectively.

                          Biotechnology Products

R&D Systems is a supplier of cytokines to the biotechnology research community. These valuable proteins exist in minute amounts in different types of cells and can be extracted from these cells or made through genetic engineering. In 1985, R&D Systems introduced its first cytokine and is continuously adding others to its product line. The first cytokines were extracted from natural sources (human and porcine platelets and bovine brain). Currently the majority of cytokines are produced through recombinant DNA techniques. R&D Systems also sells antibodies for specific cytokines, cytokine assay kits, clinical diagnostic kits and kits for cytokine receptor binding studies.

The growing interest by researchers in cytokines exists because of the profound effect a tiny amount of a cytokine can have on the cells and tissues of the body. Cytokines are intercellular messengers. They carry vital signals to the cell's genetic machinery that can trigger it to grow or stop growing. Cytokines can also signal a cell to differentiate, that is, to acquire the features necessary for it to take on more specialized tasks. Cytokines act as signals by interacting with specific receptors on the effected cells. Certain cytokines play a key role in stimulating cells surrounding a wound to grow and divide and also in attracting migratory cells to the site.

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

Current Biotechnology Products

  Cytokines and Related Antibodies. Cytokines are extracted from natural sources (human and animal platelets and bovine brains) or are produced through genetic engineering (recombinant DNA technology). Antibodies are produced by injecting cytokines into animals (primarily goats, mice and rabbits). The animals' immune systems recognize the cytokines as foreign and develop antibodies to specific cytokines. These polyclonal and monoclonal antibodies are then extracted from the animals' blood and purified.

  Assay Kits. This product line includes R&D Systems' human and murine Quantikine kits which allow research scientists to quantify the amount of specific cytokines in a sample of blood or tissue. Also included in this product line are adhesion molecule assay kits developed by R&D Europe. These kits are used by research scientists to measure cellular adhesion molecules in serum, plasma, or cell culture media. Cellular molecules facilitate the movement of infection fighting cells out of the blood stream to the site of infections.

  Clinical Diagnostic Kits. The EPO kit, acquired from Amgen Inc. in fiscal 1992, was the first diagnostic assay for which R&D Systems had FDA marketing clearance. In fiscal 1997, R&D Systems received FDA marketing clearance for a second diagnostic assay, its transferrin receptor (Tfr) kit.

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

These and other characteristics or "parameters" of a blood sample can be measured by automatic or semiautomatic cell counters. Cell counters can read the parameters of blood either by impedance, in which a cell interrupts an electrical current and is counted, or by a laser, in which a cell interrupts a laser beam and is counted. The number of parameters measurable in a blood control product depends on the type and sophistication of the instrument for which the control is designed. Ordinarily, a hematology control is used once to several times a day to make sure the instrument is reading accurately. Some instruments need to be calibrated periodically. Hematology calibrators are similar to controls but go through additional processing and testing to ensure that the calibration values assigned are extremely accurate and can be used to adjust the instrument.

The Hematology Division of R&D Systems offers a complete line of hematology controls and calibrators for both impedance and laser type cell counters. R&D Systems believes its products have improved stability and versatility and a longer shelf life than most of those of its competitors. The Hematology Division supplies hematology control products for use as proficiency testing materials by the College of American Pathologists and the laboratory certifying authorities of a number of states and countries. All products are priced competitively and come with an unconditional money back guarantee. R&D Systems recognizes that developing technologies for cell counting instruments will require increasingly sophisticated and high-quality controls and is prepared to meet this challenge.

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

  Linearity Control. This product provides a means of assessing the linearity of hematology analyzers for white blood cells, red blood cells, hemoglobin and platelets.

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

PRODUCTS UNDER DEVELOPMENT

R&D Systems is engaged in ongoing research and development in all of its major product lines: hematology controls and calibrators, biotechnology cytokines, antibodies, assays and related products. The Company believes that its future success depends, to a large extent, on the ability to keep pace with changing technologies and markets. At the same time, the Company continues to examine its production processes to ensure high quality and maximum economy.

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 1997 including an erythrocyte sedimentation control and controls for the newly released Abbott Cell-Dyn 4000 instrument. R&D Systems is currently developing controls for the Coulter STKS hematology instrument and is continuously working on product improvements and enhancements.

There is no assurance that any of the products in the research and development phase can be developed, or, if developed, can be successfully introduced into the marketplace.

Expenditures for research and development activities were $11,701,822, $10,413,264 and $8,604,398 for fiscal years 1997, 1996 and 1995, respectively.


BUSINESS RELATIONSHIPS

The Biotechnology Division has an ongoing relationship with Amgen Inc. since the acquisition of its research reagent and diagnostic kit business in August 1991. The purchase agreement required payment of royalties to Amgen Inc. on certain product sales through August 1996. Royalties of $213,648 were paid to Amgen in fiscal 1997 under the agreement.

In fiscal 1994, R&D Europe entered into a four year Joint Biological Research Agreement with its former parent, British Bio-technology Group,
plc.   Under the agreement, R&D Europe receives the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. R&D Europe paid $5 million over the term of the agreement and will pay royalties for a period of 14 years on sales of all products licensed under the agreement.
Research payments made to British Bio-technology Group, plc. in fiscal 1997 were $1.4 million. In June 1997, the Joint Biological Research Agreement was extended an additional five years for 100,000 British Pounds per year (approximately $165,000).

In fiscal 1995, R&D Systems entered into a License and Supply Agreement with Cistron Biotechnology, Inc. The agreement grants R&D Systems a sublicense to sell recombinant interleukin-1 beta protein and interleukin-1 beta precursor assays made by Cistron to the research market worldwide.
The $1,000,000 payment made for the sublicense is being amortized over five years. R&D and Cistron also signed a Research and Development Agreement under which R&D Systems will support Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to such product. Payments under the research agreement will be made in quarterly installments of $100,000 through December 31, 1997.

Original Equipment Manufacturers (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal year 1997, OEM contracts accounted for $4,738,975 or 46% of Hematology Division revenues and 8% of total consolidated revenues.

GOVERNMENT REGULATION

All manufacturers of hematology controls and calibrators are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of R&D Systems' hematology control products are classified as "In Vitro Diagnostic Products" by the US Food and Drug Administration. The entire hematology control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of the Hematology Division's control operations and facilities. Hematology control manufacturing must comply with Good Manufacturing Practices (GMP) as set forth in the FDA's regulations governing medical devices. R&D Systems has not experienced any difficulty in complying with GMP requirements. Two of R&D Systems' immunoassay kits, EPO and Tfr, have FDA clearance to be sold for clinical diagnostic use. R&D Systems must comply with GMP for the manufacture of these kits.

Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance. Similarly, biotechnology products manufactured and sold for use in the research market are under no government regulation in England.

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission and has been granted a NRC License due to expire September 30, 1997. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 1998. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they wouldn't be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.

AVAILABILITY OF RAW MATERIALS

The primary raw material for the hematology controls and some cytokine products is whole blood. Human blood is purchased from commercial blood banks and porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased owing largely to the requirement that it be tested for HIV ("AIDS") antibodies and hepatitis, R&D Systems does not anticipate that the higher cost of these materials will have a seriously adverse effect on its business. R&D Systems does not perform its own testing for the AIDS antibodies as all human blood purchased is tested by the supplier. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside sources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.

PATENTS AND TRADEMARKS

R&D Systems owns patent protection for certain hematology controls and has received patent protection for its cytokine TGF-beta 1.2. R&D Systems may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained.

No assurance can be given that R&D Systems' products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. Although, with the exception of products subject to current licensing agreements, R&D Systems has not been notified that its products infringe upon proprietary rights held by others, it has not conducted a patent infringement study.

R&D Systems has a number of licensing agreements with patent holders under which it has the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 1997, total royalties paid under these licenses were $1,177,000.

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

SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal years 1997, 1996 and 1995.

BACKLOG

There was no significant backlog for the Company's products as of the date of this report or as of a comparable date for fiscal 1996.

COMPETITION

The market for cytokines and research diagnostic assay kits in the United States and Europe is being supplied by a number of biotechnology companies, including Genzyme, PerSeptive Biosystems Inc., BioSource International, Endogen, Sigma Chemical Co., Amersham Pharmacia and CN Biosciences. R&D Systems believes that it is a leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality and competitive pricing, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain a leader in the growing biotechnology research and diagnostic market.

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

EMPLOYEES

R&D Systems had 282 full-time and 33 part-time employees as of June 30, 1997. R&D Europe had 44 full-time employees as of June 30, 1997, including 6 at R&D Euope's sales subsidiary in Germany.

ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States and England had no material effect on R&D Systems or R&D Europe in fiscal year 1997.

FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations (all amounts are in thousands of US dollars):

                                      Fiscal Years Ended June 30,
                                      ---------------------------
Net Sales to Unaffiliated Customers    1997       1996       1995
-----------------------------------   -------   -------   -------
R&D Systems
    US                                $34,682   $30,997   $27,794
    Asia                                3,185     2,807     1,885
    Europe                              2,542     3,009     3,243
    Canada                              1,001       935       667
    Other                                 599       482       251
R&D Europe:
    England                             6,108     5,413     4,849
    Germany                             3,941     3,507     3,034
    France                              2,402     2,133     1,716
    Other Europe                        5,109     4,301     3,199
    Other                               1,355     1,005     1,078

Gross Margin
------------
R&D Systems (US)                       31,907    27,207    22,658
R&D Europe (England)                    9,176     8,066     6,595
R&D GmbH (Germany)                        746       317         -

Net Earnings (Loss)
-------------------
Parent and R&D Systems (US)            10,107     8,081     6,228
R&D Europe (England)                      896       892       478
R&D GmbH (Germany)                       (121)     (335)        -

Identifiable Assets
-------------------
Parent and R&D Systems (US)            46,760    38,382    29,151
R&D Europe (England)                    6,547     5,387     4,911
R&D GmbH (Germany)                        615       624         -



CAUTIONARY STATEMENTS

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

Government Regulation

Ongoing research and development activities, including preclinical and clinical testing, and the production and marketing of the Company's products are subject to regulation by numerous governmental authorities in the United States and other countries. All of the Company's products and manufacturing processes and facilities require governmental licensing or approval prior to commercial use. The approval process applicable to clinical diagnostic products of the type which may be developed by the Company usually takes a number of years and typically requires substantial expenditures. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties. There can be no assurance that regulatory approvals for such products will be obtained without lengthy delays, if at all.

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


                            ITEM 2.  PROPERTIES

The Company does not own any real property. R&D Systems leases space in three adjacent buildings located in Minneapolis, Minnesota. The main building, consisting of approximately 85,000 square feet, is located at 614 McKinley Place N.E., and houses administrative, marketing and Biotechnology Division manufacturing and research operations. Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. and cover approximately 47,000 square feet. The third building, which the Company moved into in May 1996, is located at 2201 Kennedy Street.
This building houses administrative and Biotechnology Division manufacturing and research operations. The Company currently occupies 107,000 square feet in this building, leaving approximately 98,000 square feet available for future expansion. In the first half of fiscal 1997, the Company also began using an additional 20,000 square feet in newly constructed space connecting the three buildings. This area houses a lunchroom, a new library and additional warehouse space. The current lease for the above buildings extends through December 2017. Base rent for fiscal 1997 was $1,488,000.

R&D Europe leases approximately 12,500 square feet in two buildings in Abingdon, England where all of R&D Europe Ltd. operations are located. R&D GmbH leases approximately 2,500 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent for the facilities in England and Germany was $260,000 and $39,000, respectively, in fiscal 1997.

The Company believes the leased property discussed above is adequate to meet its occupancy needs in the foreseeable future.


                        ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to nor is any of its property subject to any material pending legal proceedings.


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1997 fiscal year.



                     EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:


   Name          Age            Position                      Officer Since
   ----          ---            --------                      -------------
Thomas E. Oland  56   Chairman of the Board, President,
                        Treasurer and Director                    1985
Dr. James A.
  Weatherbee     54   Vice President and Chief Scientific
                        Officer                                   1995
Dr. Monica Tsang 52   Vice President, Research                    1995
Dr. Thomas C.
  Detwiler       64   Vice President, Scientific and
                        Regulatory Affairs                        1995
Marcel Veronneau 43   Vice President, Hematology Operations       1995


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

                    1997 Sales Price       1996 Sales Price
                    ----------------       ----------------
                    High        Low        High        Low
                    -----      -----       -----      -----
1st Quarter         $30.50     $20.25      $20.50     $13.25
2nd Quarter          26.25      22.00       24.25      17.63
3rd Quarter          26.25      22.13       26.13      17.75
4th Quarter          30.50      22.75       33.00      22.50


As of September 15, 1997, there were approximately 370 shareholders of record and approximately 600 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.


                    ITEM 6.  SELECTED FINANCIAL DATA

                                (Dollars in thousands, except per share data)

Revenue, Earnings and Cash Flow
Data for the Years Ended June 30    1997     1996     1995   1994(1)    1993
                                  -------  -------  -------  -------  -------
Net sales                         $60,924  $54,589  $47,716  $40,330  $28,738
Gross margin                         68.7%    65.2%    61.3%    57.9%    54.3%
Selling, general and
 administrative expense              23.9%    23.7%    23.4%    22.9%    17.4%
Research and development expenses    19.2%    19.1%    18.0%    16.0%    12.7%
Interest expense                       29        2        9       22       69
Earnings before income taxes       15,988   12,592    9,648    7,223    6,469
Net earnings                       10,882    8,638    6,706    5,094    4,382
Net earnings per common and
 common equivalent share             1.12     0.89     0.70     0.54     0.46
Capital expenditures                4,243    6,377    1,311    1,332    2,626
Depreciation and amortization       2,322    1,872    1,655    1,837    1,349
Change in net working capital       6,639    4,573    6,310    4,739    3,466
Net cash provided by operating
 activities                        12,477    9,760    7,314    6,304    4,471
Return on sales                      17.9%    15.8%    14.1%    12.6%    15.2%
Return on average equity             25.0%    25.3%    25.6%    25.0%    30.2%


Balance Sheet, Common Stock and
Employee Data as of June 30         1997     1996     1995   1994(1)    1993
--------------------------------  -------  -------  -------  -------  -------
Cash, equivalents and
 short-term investments           $24,752  $19,250  $15,945  $10,866  $ 7,818
Receivables                         9,114    8,380    7,386    6,593    4,791
Inventories                         4,087    3,653    3,266    2,514    1,684
Working capital                    34,899   28,260   23,687   17,377   12,638
Total assets                       53,922   44,393   34,062   26,806   20,374
Long-term debt                         --       --       --       --       30
Stockholders' equity               48,081   38,874   29,520   22,955   17,758
Average common and common
 equivalent shares (in thousands)   9,731    9,721    9,522    9,517    9,447
Book value per share                 5.09     4.08     3.15     2.46     1.91
Share price (fiscal year):
 High                               30.50    33.00    15.88    16.25    18.50
 Low                                20.25    13.25     8.75     9.25     9.00
Price to earnings ratio                27       33       19       19       32
Current ratio                        8.12     6.62     6.75     5.88     6.31
Quick ratio                          6.91     5.49     5.66     4.91     5.29
Employees                             326      341      315      277      206


(1) The Company acquired its English subsidiary, R&D Systems Europe Ltd. effective July 1, 1993.

The Company has not declared any dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.


        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

COMPANY STRUCTURE

TECHNE (the Company) has two operating subsidiaries: R&D Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two divisions: Biotechnology and Hematology. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Europe, located in Abingdon, England, was acquired by the Company on July 1, 1993 and is the European distributor of R&D Systems' biotechnology products. In fiscal 1996, R&D Europe incorporated a sales subsidiary, R&D Systems GmbH, in Germany. The Company also has a foreign sales corporation, Techne Export Inc.


RESULTS OF OPERATIONS

Net sales for fiscal 1997 were $60,923,750, an increase of $6,334,696 (12%) from fiscal 1996. Sales by R&D Europe for the period increased $2,555,914 (16%), while sales by R&D Systems increased $3,778,782 (10%). Approximately 74% of the increase in consolidated sales for the fiscal year was due to the increase in sales of R&D Systems' proteins and antibodies. Sales of proteins and antibodies by R&D Systems and R&D Europe for fiscal 1997 were $18,757,307 compared to $14,062,891 in fiscal 1996. Offsetting the increase in sales of biotechnology products, sales of hematology products decreased $683,481 as a result of the loss of an OEM customer at the end of fiscal 1996. This loss was partially offset by higher retail sales and increased sales to several other OEM customers in fiscal 1997.

Net sales for fiscal 1996 were $54,589,054, an increase of $6,872,888 (14%) from fiscal 1995. Sales by R&D Europe for the period increased $2,482,778 (18%), while sales by R&D Systems increased $4,390,110 (13%). Approximately 43% of the increase in consolidated sales for the fiscal year was due to the increase in sales of R&D Systems' immunoassay (Quantikine) kits. Sales of immunoassay kits by R&D Systems and R&D Europe for fiscal 1996 were $21,502,403 compared to $18,568,719 in fiscal 1995. In addition, 14% of the increase in consolidated sales for the fiscal year was due to increased sales of other R&D Systems' products by R&D Europe and another 13% of the increase was from an increase in sales of R&D Europe in-house developed products.

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

Gross margins, as a percentage of sales, increased from 65.2% in fiscal
1996 to 68.7% in fiscal 1997. R&D Europe gross margins increased from 51.2% to 52.5% due to favorable exchange rate variances on purchases from R&D Systems as a result of a weakening dollar. Biotechnology Division gross margins increased from 69.3% to 71.8% due to lower royalty expense as a result of the conclusion of royalty payments to Amgen Inc. and lower manufacturing costs due to increased production volumes. Hematology Division gross margins increased from 40.1% in fiscal 1996 to 42.9% in fiscal 1997. This increase in gross margin for the Hematology Division was the result of changes in product mix.

Gross margins, as a percentage of sales, increased from 61.3% in fiscal 1995 to 65.2% in fiscal 1996. R&D Europe gross margins increased from 47.5% to 51.2% as a result of a change in product mix and increased margins on products sold through its German subsidiary. Biotechnology Division gross margins increased from 67.4% to 69.3% due to lower packaging costs and lower manufacturing costs due to increased production volumes. Hematology Division gross margins increased from 36.4% in fiscal 1995 to 40.1% in fiscal 1996. This increase in gross margin for the Hematology Division was the result of changes in product mix and lower raw material costs.

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

Selling, general and administrative expenses increased $1,634,862 (13%) in fiscal 1997. Included in selling, general and administrative expenses for fiscal 1997 was a restructuring charge of approximately $450,000 related to R&D Europe. The restructuring involved the withdrawal from the molecular biology market, the transfer of all major marketing and advertising activities to R&D Systems and the transfer of immunoassay kit development and manufacturing activities from R&D Europe to R&D Systems. R&D Europe's sales function was not affected by the restructuring. In addition to the restructure charge, R&D Europe's selling, general and administrative expenses increased $250,000 as a result of an increase in the exchange rate used to convert R&D Europe financial statements into U.S. dollars. The increase was due to the declining value of the dollar. During fiscal 1997 and 1996 the average exchange rate was 1.63 and 1.55 dollars per British pound, respectively. The increase in consolidated selling, general and administrative expenses in fiscal 1997 was also the result of a $340,000 increase in Biotechnology Division sales and marketing expenses as a result of additional staff and increased advertising and promotion activities.

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

Selling, general and administrative expenses increased $1,939,004 (21%) in fiscal 1995. Approximately $845,000 of the increase in selling, general, and administrative expenses for the fiscal year was due to wages and benefits related to the Biotechnology and Hematology Division administrative and sales staff added since the prior year. In addition, approximately $537,000 ofthe increase was due to marketing costs related to additional advertising, promotional materials and catalog printing costs incurred by R&D Systems' Biotechnology Division and R&D Europe.

Research and development expenses increased $1,288,558, $1,808,866 and $2,133,647 in fiscal 1997, 1996, and 1995, respectively. The increases in research and development expenses were primarily the result of the development and release of new cytokines, antibodies and Quantikine kits by R&D Systems' Biotechnology Division and the development and release of several new Hematology Division control products. Included in research and development expenses for fiscal 1997, 1996 and 1995 were $1,400,000, $1,250,000 and $1,250,000 related to payments made under a Joint Biological Research Agreement with British Bio-technology Group plc, R&D Europe's former parent. In June 1997, the Joint Research Agreement was extended an additional five years for 100,000 British Pounds (approximately $165,000 at June 30, 1997) per year. Also included in research and development in fiscal 1997 and 1996 is $400,000 per year related to a Research and Development Agreement with Cistron Biotechnology, Inc. Management of the Company believes that R&D Systems will continue to develop new products.

Earnings before taxes increased from $12,591,870 in fiscal 1996 to $15,987,662 in fiscal 1997. This increase in earnings was primarily the result of a $3,312,156 increase in R&D Systems' Biotechnology Division earnings and a $329,872 increase in R&D Europe earnings. These increases in earnings before taxes were due to increased sales and gross margins, partially offset by higher expenses. Hematology Division earnings before taxes were slightly less than fiscal 1996 as a result of lower sales.

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

Income taxes for fiscal 1997 were provided at a rate of approximately 32% of consolidated pretax earnings. U.S. federal and state taxes have been reduced as a result of tax exempt interest income, the benefit of the foreign sales corporation, and the federal and state credit for research and development expenditures. Foreign income taxes have been provided at a rate of 36% of pretax earnings from United Kingdom operations slightly offset by a tax benefit as a result of a loss from German operations.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments at June 30, 1997, were $24,752,257, an increase of 29% from the prior year. At June 30, 1996, cash, equivalents and short-term investments were $19,249,535 compared to $15,945,223 at June 30, 1995, an increase of 21%. The Company has an unsecured line of credit of $750,000 available at June 30, 1997. The interest rate on the line of credit is at the prime rate of 8.50% at June 30, 1997.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.


Cash flows from operating activities

The Company generated cash from operations of $12,476,548, $9,759,549 and $7,313,658 in fiscal 1997, 1996 and 1995, respectively. The majority of cash generated from operating activities in all three years resulted from an increase in net earnings after adjustment for noncash expenses, partially offset by an increase in accounts receivable due to increased sales.

Cash flows from investing activities

Capital additions were $4,243,156, $6,376,922 and $1,311,371 in fiscal 1997,
1996 and 1995, respectively. Included in fiscal 1997 and 1996 capital additions are leasehold improvements of $2,935,000 and $4,329,000 related to R&D Systems' expansion into an adjacent building. The remaining capital additions in fiscal 1997, 1996, and 1995 were for laboratory, manufacturing and computer equipment. Total capital additions for equipment and leasehold improvements planned for fiscal 1998 are expected to be approximately $3 million (including $1 million for R&D Systems' building remodeling). All capital additions are expected to be financed through currently available cash, cash generated from operations and maturities of short-term investments.

The Company invested a net $4,326,439, $1,199,721 and $5,529,371 in short-term investments in fiscal 1997, 1996 and 1995, respectively. The Company's investment policy is to place excess cash in tax-exempt bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

Subsequent to June 30, 1997, the Company signed a letter of intent to purchase up to 5 million shares of Convertible Preferred Stock of a start-up company organized principally for the purpose of developing therapeutics based on the biology of chemokines and chemokine receptors. Subject to the completion of definitive agreements and certain performance milestones by the start-up company, the Company will invest $5 million over two years in exchange for ownership of approximately 40%. The investment is expected to be financed through currently available cash and maturities of short-term investments.

In fiscal 1995, the Company made a $1,000,000 payment to Cistron Biotechnology, Inc. under a License and Supply Agreement. The agreement grants the Company a sublicense to sell recombinant interleukin-1 beta protein and interleukin-1 precursor assays made by Cistron to the research market worldwide. The payment is being amortized over five years. The Company and Cistron also signed a Research and Development Agreement under which the Company will support Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to such product. Payments under the research agreement will be made in quarterly installments of $100,000 through December 31, 1997 and are expected to be financed through cash generated from operations.

Cash flows from financing activities

The Company received $582,846, $569,125 and $211,962 for the exercise of options for 45,500, 95,000 and 84,604 shares of common stock in fiscal 1997, 1996 and 1995, respectively.

In fiscal 1997, 1996 and 1995, the Company purchased and retired 127,300, 36,200 and 45,000 shares of Company common stock at a market value of $3,225,205, $676,206 and $630,752, respectively. In May 1995, the Company announced a plan to purchase and retire up to $5 million of its common stock. In April 1997, this was increased an additional $5 million, subject to market conditions. Any such purchases will be funded from currently available cash.

Net cash of $29,875 was used to reduce short and long term debt in fiscal
1995.

The Company has never paid dividends and has no plans to do so in fiscal 1998. The Company's earnings will be retained for reinvestment in the business.

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   CONSOLIDATED STATEMENTS OF EARNINGS
                   TECHNE Corporation and Subsidiaries

                                            Year Ended June 30,
                                         1997         1996         1995
                                     -----------  -----------  -----------
Net sales                            $60,923,750  $54,589,054  $47,716,166
Cost of sales                         19,094,827   18,998,931   18,463,597
                                     -----------  -----------  -----------
Gross margin                          41,828,923   35,590,123   29,252,569
Operating expenses (income):
Selling, general and administrative   14,585,334   12,950,472   11,174,147
Research and development (Note E)     11,701,822   10,413,264    8,604,398
Amortization of intangible assets
  (Note A)                               235,508      235,508      291,619
Interest expense                          29,357        2,242        8,641
Interest income                         (710,760)    (603,233)    (474,278)
                                     -----------  -----------  -----------
                                      25,841,261   22,998,253   19,604,527
                                     -----------  -----------  -----------
Earnings before income taxes          15,987,662   12,591,870    9,648,042
Income taxes (Note H)                  5,106,000    3,954,000    2,942,000
                                     -----------  -----------  -----------
Net earnings                         $10,881,662  $ 8,637,870  $ 6,706,042
                                     ===========  ===========  ===========

Net earnings per common and common
  equivalent share                   $      1.12  $       .89  $       .70
Average common and common
  equivalent shares outstanding        9,731,266    9,721,425    9,521,956


               See Notes to Consolidated Financial Statements.

                       CONSOLIDATED BALANCE SHEETS
                   TECHNE Corporation and Subsidiaries

                                                          June 30,
                                                      1997         1996
                                                  -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $ 8,598,367  $ 7,422,084
  Short-term available-for-sale
    investments (Note A)                           16,153,890   11,827,451
  Trade accounts receivable, less allowance
    for doubtful accounts of $52,000 and
    $113,000, respectively                          9,114,447    8,379,531
  Inventories (Note B)                              4,087,161    3,653,117
  Deferred income taxes (Note H)                    1,322,000    1,262,000
  Prepaid expenses                                    521,493      744,824
                                                  -----------  -----------
    Total current assets                           39,797,358   33,289,007
Equipment and leasehold improvements (Note C)      11,252,741    9,045,267
Intangible assets (Note A)                            365,311      600,819
Prepaid license fee                                   250,800      409,200
Deferred income taxes (Note H)                      1,703,000    1,049,000
Other long-term assets (Note K)                       552,500           --
                                                  -----------  -----------
                                                  $53,921,710  $44,393,293
                                                  ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                          $ 1,609,362  $ 1,720,873
  Salaries, wages and related accounts              1,790,035    1,725,124
  Other accounts payable and accrued expenses         498,873      876,346
  Income taxes payable                              1,000,096      706,679
                                                  -----------  -----------
    Total current liabilities                       4,898,366    5,029,022
Deferred rent                                         942,300      490,200
Contingencies and commitments (Note E)                     --           --
Stockholders' equity (Note F):
  Undesignated capital stock, no par; authorized
    5,000,000 shares; none issued or outstanding           --           --
  Common stock, par value $.01 a share;
    authorized 50,000,000 shares; issued and
    outstanding 9,437,728 and 9,519,528 shares,
    respectively                                       94,377       95,195
  Additional paid-in capital                       12,653,449   11,448,558
  Retained earnings                                34,903,146   27,245,416
  Accumulated foreign currency translation
    adjustments                                       430,072       84,902
                                                  -----------  -----------
    Total stockholders' equity                     48,081,044   38,874,071
                                                  -----------  -----------
                                                  $53,921,710  $44,393,293
                                                  ===========  ===========

               See Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   TECHNE Corporation and Subsidiaries

                                                                    Accumu-
                                                                    lated
                                                                    Foreign
                                                                    Currency
                         Common Stock     Additional                Transla-
                      ------------------    Paid-in      Retained   tion Ad-
                        Shares    Amount    Capital      Earnings   justment
                      ---------  -------  -----------  -----------  --------
Balances at June 30,
 1994                 9,329,151  $93,292  $ 8,110,798  $14,677,038  $ 73,578
 Net earnings                --       --           --    6,706,042        --
 Common stock issued:
  Exercise of options
   (Note F)              93,695      936      236,026           --        --
 Surrender and
  retirement of
  stock to exercise
  options (Note K)       (2,500)     (25)      (6,850)     (18,125)       --
 Repurchase and re-
  tirement of common
  stock                 (45,000)    (450)          --     (630,302)       --
 Tax benefit from
  exercise of stock
  options                    --       --      207,000           --        --
 Change in foreign
  currency transla-
  tion adjustments
  (Note A)                   --       --           --           --    71,137
                      ---------  -------  -----------  -----------  --------
Balances at June 30,
 1995                 9,375,346   93,753    8,546,974   20,734,653   144,715
 Net earnings                --       --           --    8,637,870        --
 Common stock issued:
  Exercise of options
  (Note F)              239,689    2,397    2,018,584           --        --
 Surrender and
  retirement of
  stock to exercise
  options (Note K)      (59,307)    (593)          --   (1,451,263)       --
 Repurchase and re-
  tirement of common
  stock                 (36,200)    (362)          --     (675,844)       --
 Tax benefit from
  exercise of stock
  options                    --       --      883,000           --        --
 Change in foreign
  currency transla-
  tion adjustments
  (Note A)                   --       --           --           --   (59,813)
                      ---------  -------  -----------  -----------  --------
Balances at June 30,
 1996                 9,519,528   95,195   11,448,558   27,245,416    84,902
 Net earnings                --       --           --   10,881,662        --
 Common stock issued:
  Exercise of options
  (Note F)               45,500      455      582,391           --        --
 Repurchase and re-
  tirement of common
  stock                (127,300)  (1,273)          --   (3,223,932)       --
 Tax benefit from
  exercise of stock
  options                    --       --      151,000           --        --
 Fair value of
  options granted
  (Note K)                   --       --      471,500           --        --
 Change in foreign
  currency transla-
  tion adjustments
  (Note A)                   --       --           --           --   345,170
                      ---------  -------  -----------  -----------  --------
Balances at June 30,
 1997                 9,437,728  $94,377  $12,653,449  $34,903,146  $430,072
                      =========  =======  ===========  ===========  ========

               See Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE K)
                   TECHNE Corporation and Subsidiaries

                                               Year Ended June 30,
                                          1997         1996        1995
                                      ------------  ------------  -----------
Cash flows from operating activities:
 Net earnings                         $ 10,881,662  $  8,637,870  $ 6,706,042
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization         2,321,963     1,872,176    1,654,814
   Deferred income taxes                  (662,000)     (974,000)    (188,000)
   Tax benefit from exercise
    of options                             151,000       883,000      207,000
   Decrease in prepaid license fee         158,400       158,400           --
   Increase in deferred rent               452,100        67,000      130,800
   Other                                   183,670        90,025      (45,134)
   Change in current assets and
    current liabilities:
     (Increase) decrease in:
      Trade and other accounts
       receivable                         (626,936)   (1,151,878)    (791,147)
      Inventories                         (379,051)     (406,752)    (732,090)
      Prepaid expenses                     233,617      (351,486)    (193,473)
     Increase (decrease) in:
      Trade and other accounts
       payable                            (527,435)      404,125      338,131
      Salaries, wages and related
       accounts                             60,284       376,333      208,268
      Income taxes payable                 229,274       154,736       18,447
                                      ------------  ------------  -----------
Total adjustments                        1,594,886     1,121,679      607,616
                                      ------------  ------------  -----------
  Net cash provided by operating
   activities                           12,476,548     9,759,549    7,313,658

Cash flows from investing activities:
 Additions to equipment and
  leasehold improvements                (4,243,156)   (6,376,922)  (1,311,371)
 Purchase of short-term available-
  for-sale investments                 (15,967,440)  (11,859,797) (10,438,674)
 Proceeds from sale of short-term
  available-for-sale investments        11,641,001    10,660,076    4,909,303
 Increase in other assets                 (250,000)           --           --
 Increase in prepaid license fee                --            --     (567,600)
                                      ------------  ------------  -----------
  Net cash used in investing
   activities                           (8,819,595)   (7,576,643)  (7,408,342)

Cash flows from financing activities:
 Issuance of common stock                  582,846       569,125      211,962
 Repurchase of common stock             (3,225,205)     (676,206)    (630,752)
 Payments on long-term debt                     --            --      (29,875)
                                      ------------  ------------  -----------
  Net cash used in financing
   activities                           (2,642,359)     (107,081)    (448,665)
Effect of exchange rate changes on
 cash                                      161,689        28,766      (17,504)
                                      ------------  ------------  -----------
Net increase (decrease) in cash
 and cash equivalents                    1,176,283     2,104,591     (560,853)
Cash and cash equivalents at
 beginning of year                       7,422,084     5,317,493    5,878,346
                                      ------------  ------------  -----------
Cash and cash equivalents at end
 of year                              $  8,598,367  $  7,422,084  $ 5,317,493
                                      ============  ============  ===========


                   See Notes to Consolidated Financial Statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   TECHNE Corporation and Subsidiaries

                Years Ended June 30, 1997, 1996 and 1995

A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: The Company is engaged domestically in the development and manufacture of biotechnology products and hematology calibrators and controls through its wholly-owned subsidiary, Research and Diagnostic Systems, Inc. Through its wholly-owned English subsidiary, R&D Systems Europe Ltd., the Company distributes biotechnology products throughout Europe. In fiscal 1996, R&D Systems Europe Ltd. incorporated a sales subsidiary, R&D Systems GmbH, in Germany. The Company also has a foreign sales corporation, Techne Export Inc.

ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SHORT-TERM INVESTMENTS: Short-term investments consist of tax-exempt bonds with original maturities of generally three months to one year.

The Company reports marketable securities at fair market value. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in a separate component of stockholders' equity. The Company considers all of its marketable securities available-for-sale. Fair market values are based on quoted market prices.

Proceeds from sales of available-for-sale securities were $11,641,001, $10,660,076 and $4,909,303 during fiscal 1997, 1996 and 1995, respectively.
There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses at June 30, 1997, 1996 and 1995 were not material.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION: Equipment is being depreciated using the straight-line method over an estimated useful life of five years.
Leasehold improvements are being amortized over estimated useful lives of five to fifteen years.


INTANGIBLES: Intangible assets, related to the acquisition of Amgen Inc.'s research reagent and diagnostic kit business in fiscal 1992 and the acquisition of R&D Systems Europe Ltd. in fiscal 1994, are being amortized on a straight-line basis over the estimated useful lives and consist of the following:

                                                       June  30,
                                 Useful Life      1997         1996
                                 -----------   ----------   ----------
Customer list                      3 years     $1,010,000   $1,010,000
Technology licensing agreements   16 years        500,000      500,000
Goodwill                           6 years      1,225,547    1,225,547
                                               ----------   ----------
                                                2,735,547    2,735,547
Less accumulated amortization                   2,370,236    2,134,728
                                               ----------   ----------
                                               $  365,311   $  600,819
                                               ==========   ==========

IMPAIRMENT OF LONG-LIVED ASSETS: Management periodically reviews the carrying value of long-term assets based on the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset based on discounted estimated future cash flows. To date, management has determined that no impairment exists.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid investments with original maturities less than three months.

STOCK OPTIONS: As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options granted to employees under the plans because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant.

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common shares outstanding, including common share equivalents of stock options and warrants outstanding. Net earnings per share assuming full dilution would be substantially the same.

RECENT ACCOUNTING STANDARD: Earnings per share for the years ended June 30, 1997, 1996 and 1995 are calculated using Accounting Principles Board
(APB) No. 15 "Earnings Per Share." In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the year ended June 30, 1997 computed under SFAS 128 would have resulted in basic and diluted EPS of $1.15 and $1.12, respectively.

RECLASSIFICATIONS: Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.


B. INVENTORIES:

Inventories consist of:

                                          June 30,
                                    1997           1996
                                 ----------     ----------
Raw materials                    $2,105,836     $1,808,605
Finished goods                    1,770,742      1,710,272
Work in process                      89,100         34,917
Supplies                            121,483         99,323
                                 ----------     ----------
                                 $4,087,161     $3,653,117
                                 ==========     ==========


C. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of:

                                         June 30,
                                    1997          1996
                                 -----------   -----------
Cost:
 Leasehold improvements          $ 9,063,354   $ 6,114,009
 Laboratory equipment              9,513,329     8,463,653
 Office and computer equipment     2,671,947     2,417,311
                                 -----------   -----------
                                  21,248,630    16,994,973
Less accumulated depreciation
 and amortization                  9,995,889     7,949,706
                                 -----------   -----------
                                 $11,252,741   $ 9,045,267
                                 ===========   ===========


D. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 1997. The interest rate charged on the line of credit is at the prime rate of 8.50% at June 30, 1997. There were no borrowings on the line in the current year.


E. CONTINGENCIES AND COMMITMENTS:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 1997, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:

Year Ending June 30:
--------------------
1998                    $ 1,924,689
1999                      2,001,866
2000                      2,309,498
2001                      2,517,570
2002                      2,144,408
Thereafter               42,768,809
                        -----------
                        $53,666,840
                        ===========

Total rent expense was approximately $1,893,000, $1,489,000, and $1,180,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

In fiscal 1994, the Company entered into a four year Joint Biological Research Agreement with British Bio-technology Group plc. Under the agreement, R&D Systems Europe Ltd. received the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. R&D Systems Europe Ltd. will pay a total of $5 million over the term of the agreement, plus royalties for a period of 14 years at rates of 3% to 10% on sales of all products licensed under the agreement. Research and development expenses include $1,400,000, $1,250,000, and $1,250,000 for the years ended June 30, 1997, 1996, and 1995, respectively, under this agreement. In June 1997, the agreement was extended an additional five years for 100,000 British Pounds (approximately $165,000 at June 30, 1997) per year plus royalties.

In fiscal 1995, the Company entered into a Research and Development Agreement with Cistron Biotechnology, Inc. under which the Company will pay $1,000,000 in support of Cistron's development of an interleukin-1 beta assay kit for the detection and monitoring of periodontal disease in humans, in exchange for co-exclusive marketing rights to the assay kit. Payments under the agreement of $400,000, which are included in research and development expenses, were made during each of the years ended June 30, 1997 and 1996. Remaining payments under this agreement are $200,000 for the year ending June 30, 1998.


F. STOCK OPTIONS AND WARRANTS:

The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1987 Incentive Stock Option
Plan) and to employees, officers, directors and consultants (the TECHNE Corporation 1988 Nonqualified Stock Option Plan). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under both plans is ten years. The number of shares of common stock authorized to be issued are 800,000 and 500,000 under TECHNE Corporation 1987 Incentive Stock Option Plan and the TECHNE Corporation 1988 Nonqualified Stock Option Plan, respectively.

Stock option activity consists of the following:

                                    Year Ended June 30
                           1997               1996               1995
                      -----------------  -----------------  -----------------
                               Weighted           Weighted           Weighted
                               Average            Average            Average
                               Exercise           Exercise           Exercise
                      Shares    Price    Shares    Price    Shares    Price
                      -------  -------- --------  --------  -------  --------
Outstanding at
  beginning of year   532,625   $12.89   552,814   $ 9.82   524,447   $ 8.23
Granted               226,776    23.27   219,500    15.77   125,000    11.12
Exercised             (45,500)   12.81  (239,689)    8.43   (93,695)    2.53
Canceled              (71,000)   13.32        --       --    (2,938)   13.44
                      -------  -------- --------  --------  -------  --------
Outstanding at
  end of year         642,901   $16.51   532,625   $12.89   552,814   $ 9.82
                      =======  ======== ========  ========  =======   =======
Options exercisable
  at end of year      362,251   $13.78   242,277   $11.09   346,590   $ 8.73
                      =======  ======== ========  ========  =======   =======

                                      Wgtd.     Wgtd.                 Wgtd.
                        Options        Avg.      Avg.     Options      Avg.
                      Outstanding  Contractual  Exer.   Exercisable   Exer.
Exercise Prices       at 6/30/97   Life (Yrs.)  Price   at 6/30/97    Price
---------------       -----------  -----------  ------  -----------   ------
$ 7.00-11.25            195,458       3.62      $ 9.41    163,458     $ 9.17
 13.50-18.25            223,667       6.31       15.93    134,667      14.47
 22.00-25.00            220,150       8.02       23.19     60,500      23.78
       29.25              3,626       6.00       29.25      3,626      29.25
                      -----------  -----------  ------  -----------   ------
                        642,901       6.08      $16.51    362,251     $13.78
                      ===========  ===========  ======  ===========   ======

In 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Total compensation cost recognized for the year ended June 30, 1997 for stock options granted to non-employees was $169,000. If compensation cost for employee options granted in 1997 and 1996 under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS 123, the Company's net income and earnings per share would have been as follows:

                                    Year Ended June 30,
                                    1997          1996
                                 -----------   -----------
Net income:
 As reported                     $10,881,662    $8,637,870
 Pro forma                         8,764,829     7,836,675
Earnings per share:
 As reported                     $      1.12    $      .89
 Pro forma                               .90           .81

The fair value of options granted under the Company's stock option plans during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of between 35% and 45%, risk-free interest rates between 5.8% and 6.9% and expected lives between 7 and 10 years.

In fiscal 1994, the Company issued a warrant, expiring in July 1998, to purchase 50,000 shares of the Company's common stock at $13.76 as part of the acquisition of R&D Systems Europe Ltd.


G. CUSTOMERS:

No customer accounted for more than 10% of the Company's revenues for the years ended June 30, 1997, 1996 and 1995.


H. INCOME TAXES:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The provisions for income taxes consist of the following:

                                       Year Ended June 30,
                                 1997          1996          1995
                              -----------   -----------   -----------
Earnings before  income
 taxes consist of:
    Domestic                  $14,731,035   $11,664,658   $ 8,766,494
    Foreign                     1,256,627       927,212       881,548
                              -----------   -----------   -----------
                              $15,987,662   $12,591,870   $ 9,648,042
                              ===========   ===========   ===========
Taxes on income consist of:
  Currently payable:
    Federal                   $ 4,584,000   $ 2,922,000   $ 2,485,000
    State                          65,000       217,000       176,000
    Foreign                     1,020,000       906,000       262,000
  Tax benefit from exercise
    of stock options              151,000       883,000       207,000
  Net deferred                   (714,000)     (974,000)     (188,000)
                              -----------   -----------   -----------
                              $ 5,106,000   $ 3,954,000   $ 2,942,000
                              ===========   ===========   ===========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:


                                       Year Ended June 30,
                                 1997          1996           1995
                              ----------    ----------    ----------
Computed expected federal
  income tax expense          $5,596,000    $4,407,000    $3,377,000
State income taxes, net of
  federal benefit                223,000       263,000       192,000
Foreign sales corporation       (318,000)     (288,000)     (163,000)
Research and development
  credits                       (317,000)      (70,000)     (366,000)
Tax exempt interest             (186,000)     (150,000)     (101,000)
Graduated income  tax rate      (113,000)     (126,000)      (97,000)
Other                            221,000       (82,000)      100,000
                              ----------    ----------    ----------
                              $5,106,000    $3,954,000    $2,942,000
                              ==========    ==========    ==========


Deferred income taxes are provided to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

                                                    June 30,
                                               1997          1996
                                            ----------    ----------
Inventory reserves                          $  501,000    $  427,000
Inventory costs capitalized                    385,000       348,000
Foreign net operating loss carryforward        167,000       144,000
Unrealized profit on intercompany sales        193,000       169,000
Other                                           76,000       174,000
                                            ----------    ----------
Current asset                                1,322,000     1,262,000

Excess of book over tax
 intangible asset amortization                 439,000       458,000
Excess of book over tax research expense       907,000       392,000
Deferred rent                                  320,000       181,000
Other                                           37,000        18,000
                                            ----------    ----------
Noncurrent asset                             1,703,000     1,049,000
                                            ----------    ----------
                                            $3,025,000    $2,311,000
                                            ==========    ==========

At June 30, 1997, approximately $523,000 of non-U.S. tax losses were available for carryforward indefinitely.

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


I. FOREIGN OPERATIONS AND EXPORT SALES:

Net sales of the Company's foreign subsidiaries are primarily made to unaffiliated customers in Europe. The consolidated financial statements include amounts for the Company's foreign subsidiaries as of and for the years ended June 30 as follows:

                                 1997          1996          1995
                              -----------   -----------   -----------
Net sales                     $18,914,942   $16,359,028   $13,876,250
Net income                        774,627       557,212       477,548
Total assets                    7,162,322     6,011,726     4,911,259
Net assets                      4,306,065     3,188,114     2,686,667
Capital expenditures              173,359       635,290       280,664
Depreciation expense              406,441       315,800       235,684


Export sales consist of the following:

                                         Year Ended June 30,
                                 1997          1996          1995
                              -----------   -----------   -----------
Europe                         $2,542,588    $3,009,550    $3,243,569
Asia                            3,184,624     2,807,082     1,884,997
Canada                          1,000,654       935,327       666,516
Other                             598,826       482,151       250,786
                               ----------    ----------    ----------
                               $7,326,692    $7,234,110    $6,045,868
                               ==========    ==========    ==========


J. BENEFIT PLANS:

PROFIT SHARING PLAN: The Company has a Profit Sharing and Savings Plan for non-union employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $525,500, $485,000 and $407,500 for the years ended June 30, 1997, 1996 and 1995, respectively.

STOCK BONUS PLAN: The Company also has a Stock Bonus Plan covering non-union employees. The Company may make contributions to the plan in the form of common stock, cash or other property at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $525,500, $485,000 and $407,500 for the years ended June 30, 1997, 1996 and 1995, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $90,500, $106,000 and $80,000 for the years ended June 30, 1997, 1996 and 1995, respectively. In addition, options for 3,626, 197,000 and 45,000 shares of common stock were granted to the executive officers during fiscal 1997, 1996 and 1995, respectively.


K. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items:


                                      Year Ended June 30,
                                 1997          1996          1995
                              ----------    ----------    ----------
Income taxes paid             $5,388,789    $3,888,409    $2,933,578
Interest paid                     29,357         2,242         8,641
Interest received                781,886       665,214       380,316



Noncash transactions during the years ended June 30, 1997, 1996 and 1995 consisted of:

In 1997, stock options with a fair value of $471,500 were granted to non-employees for services provided to the Company. At June 30, 1997, deferred compensation of $302,500 related to the grants is included in other long-term assets.

In 1996, stock options for 144,689 shares of common stock were exercised by surrender of 59,307 shares of common stock at fair market value of $1,451,856. In 1995, stock options for 9,091 shares of common stock were exercised by the surrender of 2,500 shares of common stock at fair market value of $25,000.


L. SUBSEQUENT EVENT:

Subsequent to June 30, 1997, the Company signed a letter of intent to purchase up to 5 million shares of Convertible Preferred Stock of a start-up company organized principally for the purpose of developing therapeutics based on the biology of chemokines and chemokine receptors. Subject to the completion of definitive agreements and certain performance milestones by the start-up company, the Company will invest $5 million over two years in exchange for ownership of approximately 40%.



<AUDIT-REPORT>

                     REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries at June 30, 1997 and 1996 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Minneapolis, Minnesota
September 3, 1997

</AUDIT-REPORT>


         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                 PART III

                ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                     ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


            ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                  PART IV


           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K.

A.  (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Report:

     Consolidated Statements of Earnings for the Years Ended
     June 30, 1997, 1996 and 1995

     Consolidated Balance Sheets as of June 30, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements for the Years
     Ended June 30, 1997, 1996 and 1995

     Independent Auditors' Report on Consolidated Financial Statements

     (2)  Financial Statement Schedules.

     None.

     (3)  Exhibits.

     See Exhibit Index immediately following signature page.

B.  Reports on Form 8-K:

     No report on Form 8-K was filed during the quarter ended June 30, 1997.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECHNE CORPORATION


Date:  September 25, 1997               Thomas E. Oland
                                        -----------------------
                                        By:  Thomas E. Oland
                                        Its:   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                      Signature and Title
----                                      -------------------

September 25, 1997                        Thomas E. Oland
                                          ----------------------
                                          Thomas E. Oland
                                          President, Treasurer and Director
                                          (principal executive officer and
                                          principal financial and
                                          accounting   officer)


September 25, 1997                        Roger C. Lucas
                                          -----------------------
                                          Dr. Roger C. Lucas, Director


September 25, 1997                        Howard V. O'Connell
                                          ------------------------
                                          Howard V. O'Connell, Director


September 25, 1997                        G. Arthur Herbert
                                          ------------------------
                                          G. Arthur Herbert, Director


September 25, 1997                        Randolph C. Steer
                                          -------------------------
                                          Dr. Randolph C. Steer, Director


September 25, 1997                        Lowell E. Sears
                                          --------------------------
                                          Lowell E. Sears, Director


September 25, 1997                        Christopher S. Henney
                                          --------------------------
                                          Dr. Christopher S. Henney, Director




                               EXHIBIT INDEX
                  for Form 10-K for the 1997 Fiscal Year

Exhibit
Number   Description
------- -----------

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

10.2**   Company's Profit Sharing Plan--incorporated by reference to
         Exhibit 10.6 of the Company's Form 10, dated October 27, 1988*

10.3**   Company's Stock Bonus Plan--incorporated by reference to
         Exhibit 10.7 of the Company's Form 10, dated October 27, 1988*

10.4**   1987 Incentive Stock Option Plan--incorporated by reference to
         Exhibit 10.14 of the Company's Form 10, dated October 27, 1988*

10.5     Form of Stock Option Agreement for 1987 Incentive Stock
         Option Plan--incorporated by reference to Exhibit 10.15 of the Company's Form 10, dated October 27, 1988*

10.6** 1988 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.16 of the Company's Form 10, dated October 27, 1988*

10.7 Form of Stock Option Agreement for Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8 Purchase and Sale Agreement dated as of August 19, 1991 by and among Amgen Inc., Research and Diagnostic Systems, Inc. and Techne Corporation--incorporated by reference to Exhibit 10.29 of the Company's Form 8-K dated August 30, 1991, as amended by Form 8 dated November 1, 1991*

10.9 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A. --incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.10 Lease between The Craig Lyle Limited Partnership and R & D Systems, Inc.--incorporated by reference to Exhibit 10.29 of the Company's Form 10-K for the year ended June 30, 1992*

10.11    Stock Purchase Agreement dated July 30, 1993 between the
         Company and British Bio-technology Group plc--incorporated by reference to Exhibit 1 of the Company's Form 8-K dated August 11, 1993*

10.12 Joint Biological Research Agreement dated July 30, 1993 between the Company and British Bio-technology Group plc--incorporated by reference to Exhibit 2 of the Company's Form 8-K dated August 11, 1993*

10.13 Stock Purchase Warrant dated July 30, 1993 for 50,000 shares of the Company's Common Stock--incorporated by reference to
         Exhibit 3 of the Company's Form 8-K dated August 11, 1993*

10.14 Non-Enforcement of Patent Rights dated March 15, 1995 by New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College in favor of R & D Systems, Inc.--incorporated by reference to
         Exhibit 10.2 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.15    Non-Enforcement of Patent Rights dated March 21, 1995 by
         Cistron Biotechnology, Inc. ("Cistron") in favor of R & D Systems, Inc.--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.16 License and Supply Agreement dated March 21, 1995 between Cistron and R & D Systems--incorporated by reference to Exhibit
         10.4 of the Company's Form 10-Q for the Quarter ended March
         31, 1995*

10.17 Research and Development Agreement dated April 10, 1995 between Cistron and R & D Systems, Inc.--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.18 Agreement, dated October 27, 1995 for the first amendment to a lease agreement between Craig Lyle Limited Partnership (Hillcrest Development) and R&D Systems, Inc.--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1995*

10.19 Agreement, dated July 3, 1996 for the second amendment to a lease agreement between Hillcrest Development and R&D
         Systems, Inc.--incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended June 30, 1996*

10.20**  Employment Agreement, dated March 6, 1996, with James A.
         Weatherbee--incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1996*

10.21**  Employment Agreement, dated March 6, 1996, with Monica
         Tsang--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.22**  Employment Agreement, dated December 28, 1995, with
         Thomas Detwiler--incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the year ended June 30, 1996*

10.23 Agreement, dated December 19, 1996 for the third amendment to a lease agreement between Hillcrest Development and R&D Systems, Inc.--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1996*

10.24**  1997 Incentive Stock Option Plan

10.25**  Form of Stock Option Agreement for 1997 Incentive Stock Option Plan

11       Calculation of Earnings Per Share

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

27       Financial Data Schedule

-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement