Form 10-Q
period 1997-09-30
TECHNE CORP /MN/
filed 1997-11-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                           __________________

                      Commission file number 0-17272
                            __________________

                            TECHNE CORPORATION
          (Exact name of registrant as specified in its charter)


       MINNESOTA                                        41-1427402
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

 614 MCKINLEY PLACE N.E.                             (612) 379-8854
  MINNEAPOLIS, MN           55413               (Registrant's telephone
(Address of principal    (Zip code)             number including area code
 executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)   No  (  )

At November 11, 1997, 18,888,532 shares of the Company's Common Stock (par value $.01) were outstanding.

                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             9/30/97        6/30/97
                                           -----------    -----------
    ASSETS
      Cash and cash equivalents            $ 9,065,649    $ 8,598,367
      Short-term investments                19,668,315     16,153,890
      Accounts receivable (net)              9,086,026      9,114,447
      Inventories                            4,126,020      4,087,161
      Deferred income taxes                  1,431,000      1,322,000
      Other current assets                     779,092        521,493
                                           -----------    -----------
        Total current assets                44,156,102     39,797,358

      Deferred income taxes                  1,796,000      1,703,000
      Prepaid license fee                      211,200        250,800
      Fixed assets (net)                    11,734,381     11,252,741
      Intangible assets (net)                  322,840        365,311
      Other assets                             662,465        552,500
                                           -----------    -----------
        TOTAL ASSETS                       $58,882,988    $53,921,710
                                           ===========    ===========
      LIABILITIES & EQUITY
      Trade accounts payable               $ 2,089,671    $ 1,609,362
      Salary and related accruals            1,425,179      1,790,035
      Other payables                           525,098        498,873
      Income taxes payable                   2,564,611      1,000,096
                                           -----------    -----------
        Total current liabilities            6,604,559      4,898,366

      Deferred rent                          1,120,500        942,300

      Common stock, par value $.01 per
        share; authorized 50,000,000;
        issued and outstanding 18,873,432
        and 18,875,456, respectively           188,734        188,755
      Additional paid-in capital            12,996,303     12,653,449
      Retained earnings                     37,665,105     34,808,768
      Accumulated foreign currency
        translation adjustments                307,787        430,072
                                           -----------    -----------
        Total stockholders' equity          51,157,929     48,081,044
                                           -----------    -----------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             $58,882,988    $53,921,710
                                           ===========    ===========

         See notes to unaudited Consolidated Financial Statements.

                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                                  QUARTER ENDED
                                           --------------------------
                                             9/30/97        9/30/96
                                           -----------    -----------

 Sales                                     $15,537,143    $14,026,978
 Cost of sales                               4,545,906      4,778,130
                                           -----------    -----------
   Gross margin                             10,991,237      9,248,848

 Operating expenses (income):
   Selling, general and administrative       4,003,404      3,317,235
   Research and development                  2,465,848      2,882,844
   Amortization expense                         42,471         58,877
   Interest expense                                  -         28,083
   Interest income                            (243,868)      (158,460)
                                           -----------    -----------
                                             6,267,855      6,128,579
                                           -----------    -----------
 Earnings before income taxes                4,723,382      3,120,269
 Income taxes                                1,461,000        945,000
                                           -----------    -----------
   NET EARNINGS                            $ 3,262,382    $ 2,175,269
                                           ===========    ===========

  EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE (Note B)               $      0.17    $      0.11
                                           ===========    ===========

  AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                       19,511,234     19,576,892
                                           ===========    ===========


         See notes to unaudited Consolidated Financial Statements.

                     TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   THREE MONTHS ENDED
                                              --------------------------
                                                9/30/97        9/30/96
                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                $ 3,262,382    $ 2,175,269
  Adjustments to reconcile net earnings
    to net cash provided
    by operating activities:
      Depreciation and amortization               568,311        533,905
      Deferred income taxes                      (232,000)      (421,000)
      Tax benefit from exercise of options         11,000              -
      Decrease in prepaid license fee              39,600         39,600
      Deferred rent                               178,200         79,500
      Other                                        90,535              -
  Change in current assets and
    current liabilities:
      (Increase) decrease in:
        Accounts receivable                       (37,671)       306,634
        Inventories                               (69,720)       (61,037)
        Other current assets                     (260,492)        11,892
      Increase (decrease) in:
        Trade account/other payables              526,582       (255,865)
        Salary and related accruals              (360,692)      (664,387)
        Income taxes payable                    1,587,089        847,915
                                              -----------    -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     5,303,124      2,592,426

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of short-term investments           (7,245,876)    (4,800,000)
  Proceeds from sale of short-
    term investments                            3,731,451      4,320,000
  Increase in other long term assets                    -       (250,000)
  Additions to fixed assets                    (1,030,222)    (2,154,141)
                                              -----------    -----------
  NET CASH USED BY INVESTING ACTIVITIES        (4,544,647)    (2,884,141)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                          5,288         14,938
  Repurchase of common stock                     (280,000)    (1,543,443)
                                              -----------    -----------
  NET CASH USED BY FINANCING ACTIVITIES          (274,712)    (1,528,505)

EFFECT OF EXCHANGE RATE CHANGES ON CASH           (16,483)        13,924
                                              -----------    -----------
NET CHANGE IN CASH AND EQUIVALENTS                467,282     (1,806,296)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD     8,598,367      7,422,084
                                              -----------    -----------
CASH AND EQUIVALENTS AT END OF PERIOD         $ 9,065,649    $ 5,615,788
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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for Fiscal 1997. The Company follows these policies in preparation of the interim Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the Consolidated Financial Statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 1997 included in the Company's Annual Report to Shareholders for Fiscal 1997.

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                             9/30/97        6/30/97
                                           -----------    -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                      $ 9,136,026    $ 9,166,447
    Less reserve for bad debts                  50,000         52,000
                                           -----------    -----------
      NET ACCOUNTS RECEIVABLE              $ 9,086,026    $ 9,114,447
                                           ===========    ===========
INVENTORIES
  Raw materials                            $ 2,102,254    $ 2,105,836
  Work in process                                    -         89,100
  Supplies                                     140,432        121,483
  Finished goods                             1,883,334      1,770,742
                                           -----------    -----------
      TOTAL INVENTORIES                    $ 4,126,020    $ 4,087,161
                                           ===========    ===========

FIXED ASSETS
  Laboratory equipment                     $ 9,554,121    $ 9,513,329
  Office equipment                           2,733,508      2,671,947
  Leasehold improvements                     9,778,124      9,063,354
                                           -----------    -----------
                                            22,065,753     21,248,630
    Less accumulated depreciation
      and amortization                      10,331,372      9,995,889
                                           -----------    -----------
      NET FIXED ASSETS                     $11,734,381    $11,252,741
                                           ===========    ===========

INTANGIBLE ASSETS

  Customer list                            $ 1,010,000    $ 1,010,000
  Technology licensing agreements              500,000        500,000
  Goodwill                                   1,225,547      1,225,547
                                           -----------    -----------
                                             2,735,547      2,735,547
    Less accumulated amortization            2,412,707      2,370,236
                                           -----------    -----------
      NET INTANGIBLE ASSETS                $   322,840    $   365,311
                                           ===========    ===========

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes that this statement will not have a material impact on results reported in its financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which will be effective for the Company beginning July 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the Company's financial statements. The Company anticipates the effect of SFAS No. 130 will result in disclosure of unearned compensation on stock options and foreign currency translation adjustments on the face of the comprehensive income statement.


B.  STOCK SPLIT:

On October 23, 1997, the Company declared a two-for-one stock split to be effected in the form of a 100% stock dividend to shareholders of record on November 10, 1997. The payment date for the stock split was November 17, 1997. All earnings per share and share amounts included in these financial statements have been restated to reflect the stock split.


C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                  QUARTER ENDED
                                           --------------------------
                                             9/30/97        9/30/96
                                           -----------    -----------
Primary:
Weighted average number of common shares    18,868,132     19,003,312
Dilutive effect of stock options
  and warrants                                 643,102        573,580
                                           -----------    -----------
Average common and common equivalent
  shares outstanding                        19,511,234     19,576,892
                                           ===========    ===========

Fully diluted:
Weighted average number of common shares    18,868,132     19,003,312
Dilutive effect of stock options
  and warrants                                 731,816        574,844
                                           -----------    -----------
Average common and common equivalent
  shares outstanding                        19,599,948     19,578,156
                                           ===========    ===========

Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.

Effective for the quarter ended December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". All prior period earnings per share amounts will be restated to conform to the new standard. Earnings per share for the quarter ended September 30, 1997 computed under SFAS 128 would have resulted in basic and diluted earnings per share of $.17.


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          Results of Operations Quarter Ended September 30, 1997
                   vs. Quarter Ended September 30, 1996

Techne Corporation has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division manufactures purified cytokines (proteins), antibodies and assay kits which are sold primarily to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe sells R&D Systems' biotechnology products in Europe, both directly and through a sales subsidiary in Germany. The Company has a foreign sales corporation, Techne Export Inc.


Net Sales

Net sales for the quarter ended September 30, 1997 were $15,537,143, an increase of $1,510,165 (11%) from the quarter ended September 30, 1996.
R&D Systems sales increased $1,776,287 (18%) and R&D Europe sales decreased $266,122 (7%) from the quarter ended September 30, 1996, respectively. The decrease in R&D Europe sales was not unexpected due to the discontinuance of the molecular biology product line. R&D Europe sales of continuing product lines increased 17% from the first quarter of last year.

The increase in consolidated sales for the quarter was due, in part, to increased sales of R&D Systems' cytokines and antibodies. Sales of cytokines and antibodies by R&D Systems and R&D Europe for the quarter ended September 30, 1997 were $5,477,828 compared to $4,046,445 for the quarter ended September 30, 1996, an increase of $1,431,383.

In addition, sales of hematology products increased $505,335 for the quarter ended September 30, 1997 due largely to the addition of two new OEM customer during the quarter, plus increased sales to a current OEM customer and increased retail and survey sales.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the first quarter of fiscal 1998 were 70.7% compared to 65.9% for the same quarter in fiscal 1997.

The increase for the quarter was due to changes in product mix to higher-margin products and the conclusion of royalty payments to Amgen Inc. in August 1996. Gross margins for R&D Europe, Hematology Division and Biotechnology Division all increased for the quarter. R&D Europe gross margins increased from 51.7% to 53.0%; Hematology Division gross margins increased from 40.1% to 48.5%; and Biotechnology Division gross margins increased from 68.8% to 73.1%.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $686,169 (21%) from
the first quarter of fiscal 1997 to the first quarter of fiscal 1998.   The
majority of the increase was due to additional occupancy and personnel costs at R&D Systems, plus increased advertising and promotion costs by both R&D Systems and R&D Europe. These increased costs were partially offset by decreased personnel costs at R&D Europe as a result of the restructuring in the third quarter of fiscal 1997.


Research and Development Expenses

Research and development expenses decreased $416,996 (14%) for the quarter ended September 30, 1997. R&D Europe research and development expenses decreased $631,662 for the quarter as a result of a decrease in payments under the Joint Biological Research Agreement with British Bio-technology Group, plc. of $314,146 and a decrease in personnel as a result of the restructuring and the transfer of the majority of research and development activities to R&D Systems. R&D Systems' research and development expenses increased $214,666 for the quarter ended September 30, 1997. The increase related to products currently under development, many of which have been or will be released in fiscal 1998. Products currently under development include both biotechnology and hematology products.


Net Earnings

Earnings before income taxes increased $1,603,113 from $3,120,269 in the first quarter of fiscal 1997 to $4,723,382 in the first quarter of fiscal 1998. The increase in earnings before income taxes was due mainly to an increase in Biotechnology Division and Hematology Division earnings of $819,022 and $394,189, respectively, as a result of increased sales and gross margins, and an increase in R&D Europe earnings of $474,292 as a result of the decrease in research and development expenses.

Income taxes for the quarters ended September 30, 1997 and 1996 were provided at a rate of approximately 31% and 30% of consolidated pretax earnings, respectively. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                      Liquidity and Capital Resources

At September 30, 1997, cash and cash equivalents and short-term investments were $28,733,964 compared to $24,752,257 at June 30, 1997. The Company has been accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $5,303,124 from operating activities in the first three months of fiscal 1998 compared to $2,592,426 for the first three months of fiscal 1997. The increase was mainly the result of increased net earnings and increased current liabilities.


Cash Flows From Investing Activities

During the three months ended September 30, 1997 and 1996, the Company increased short-term investments $3,514,425 and $480,000, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $1,030,222 for the first three months of fiscal 1998, compared to $2,154,141 for the first three months of fiscal 1997. Included in the fiscal 1998 and 1997 additions were $721,000 and $1,783,000 for leasehold improvements related to expansion and remodeling of facilities by R&D Systems. The remaining additions in fiscal 1998 and 1997 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1998 are expected to cost approximately $2 million and are expected to be financed through currently available funds and cash generated from operating activities.


Cash Flows From Financing Activities

Cash of $5,288 and $14,938 was received during the three months ended September 30, 1997 and 1996, respectively, for the exercise of options for 1,094 and 2,000 shares of common stock. During the first three months of fiscal 1998, options for 24,506 shares of common stock were exercised by the surrender of 7,624 shares of the Company's common stock with a fair market value of $126,194.

During the first three months of fiscal 1998 and 1997, the Company purchased and retired 20,000 and 117,600 shares, respectively, of Company common stock at market values of $280,000 and $1,543,443. In May 1995, the Company announced a plan to purchase and retire up to $5,000,000 of its common stock. Through November 1, 1997, 437,000 shares have been purchased at a market value of $4,812,164. Subject to market conditions and share price, the Company has extended its stock repurchase program and plans to purchase and retire up to an additional $5,000,000 of common stock.

During the first three months of fiscal 1998, the Company granted stock options with a fair value of $200,500 to a non-employee for services rendered to the Company.

The Company has never paid cash dividends and has no plans to do so in fiscal 1998.


             ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK


Not applicable.


                        PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, October 23, 1997.

     (b) A proposal to set the number of directors at seven was adopted by a vote of 14,865,274 in favor with 8,800 shares against, 26,780 shares abstaining and no shares represented by broker nonvotes.

     (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected, as follows:

            Nominee                   For                Withheld
            -------                   ---                --------
            Thomas E. Oland         14,883,342                  0
            Roger C. Lucas          14,552,114            331,228
            Howard V. O'Connell     14,882,942                400
            G. Arthur Herbert       14,879,342              4,000
            Randolph C. Steer       14,883,142                200
            Lowell E. Sears         14,883,142                200
            Christopher S. Henney   14,883,142                200

     (d) A proposal to approve the 1997 Incentive Stock Option Plan was adopted by a vote of 14,573,532 in favor with 274,822 shares against, 52,500 shares abstaining and no shares represented by broker nonvotes.


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

           27  Financial Data Schedule

     B.  REPORTS ON FORM 8-K

           None


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TECHNE CORPORATION
                                    (Company)


Date:  November 13, 1997            Thomas E. Oland
                                    -------------------------
                                    Thomas E. Oland
                                    President, Chief Executive and
                                    Financial Officer