Form 10-Q
period 1997-12-31
TECHNE CORP /MN/
filed 1998-02-12
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997, or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                            __________________

                      Commission file number 0-17272
                            __________________


                            TECHNE CORPORATION
          (Exact name of registrant as specified in its charter)

       MINNESOTA                                   41-1427402
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification No.)


     614 MCKINLEY PLACE N.E.                     (612) 379-8854
     MINNEAPOLIS, MN            55413           (Registrant's telephone
(Address of principal                        number, including area code)
  executive offices)         (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)   No  (  )

At February 2, 1998, 19,002,483 shares of the Company's Common Stock (par value $.01) were outstanding.


                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                         12/31/97       6/30/97
                                       -----------   -----------
    ASSETS
      Cash and cash equivalents        $ 9,900,167   $ 8,598,367
      Short-term investments            22,494,774    16,153,890
      Accounts receivable (net)          8,766,316     9,114,447
      Inventories                        4,013,868     4,087,161
      Deferred income taxes              1,434,000     1,322,000
      Other current assets                 562,718       521,493
                                       -----------   -----------
        Total current assets            47,171,843    39,797,358

      Deferred income taxes              1,855,000     1,703,000
      Fixed assets (net)                11,580,624    11,252,741
      Intangible assets (net)              313,177       365,311
      Other assets                         730,613       803,300
                                       -----------   -----------
        TOTAL ASSETS                   $61,651,257   $53,921,710
                                       ===========   ===========

    LIABILITIES & EQUITY
      Trade accounts payable           $ 2,492,694   $ 1,609,362
      Salary and related accruals        1,719,824     1,790,035
      Other payables                       262,665       498,873
      Income taxes payable               1,084,174     1,000,096
                                       -----------   -----------
        Total current liabilities        5,559,357     4,898,366

      Deferred rent                      1,298,700       942,300

      Common stock, par value $.01 per
        share; authorized 50,000,000;
        issued and outstanding
        18,918,878 and 18,875,456,
        respectively                       189,189       188,755
      Additional paid-in capital        13,391,481    12,653,449
      Retained earnings                 40,792,964    34,808,768
      Accumulated foreign currency
        translation adjustments            419,566       430,072
                                       -----------   -----------
        Total stockholders' equity      54,793,200    48,081,044
                                       -----------   -----------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY           $61,651,257   $53,921,710
                                       ===========   ===========

         See notes to unaudited Consolidated Financial Statements.




                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                 QUARTER ENDED            SIX MONTHS ENDED
                            ------------------------  ------------------------
                              12/31/97     12/31/96     12/31/97    12/31/96
                            -----------  -----------  -----------  -----------
SALES                       $15,472,857  $14,409,294  $31,010,000  $28,436,272
Cost of sales                 4,885,856    4,571,712    9,431,762    9,349,842
                            -----------  -----------  -----------  -----------
  Gross margin               10,587,001    9,837,582   21,578,238   19,086,430

Operating expenses
  (income):
  Selling, general and
    administrative            3,850,195    3,657,534    7,853,599    6,974,769
  Research and development    2,515,658    2,947,251    4,981,506    5,830,095
  Amortization expense            9,663       58,877       52,134      117,754
  Interest expense                    -          441            -       28,524
  Interest income              (286,499)    (164,012)    (530,367)    (322,472)
                            -----------  -----------  -----------  -----------
                              6,089,017    6,500,091   12,356,872   12,628,670
                            -----------  -----------  -----------  -----------
Earnings before
  income taxes                4,497,984    3,337,491    9,221,366    6,457,760
Income taxes                  1,370,000    1,060,000    2,831,000    2,005,000
                            -----------  -----------  -----------  -----------
NET EARNINGS                $ 3,127,984  $ 2,277,491  $ 6,390,366  $ 4,452,760
                            ===========  ===========  ===========  ===========

BASIC EARNINGS PER SHARE    $      0.17  $      0.12  $      0.34  $      0.23

DILUTED EARNINGS PER SHARE  $      0.16  $      0.12  $      0.33  $      0.23


         See notes to unaudited Consolidated Financial Statements.





                     TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   SIX MONTHS ENDED
                                              ---------------------------
                                                12/31/97       12/31/96
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                $  6,390,366   $  4,452,760
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization              1,121,240      1,100,230
      Deferred income taxes                       (273,000)      (483,000)
      Deferred rent                                356,400        159,000
      Tax benefit from exercise of options          44,000              -
      Other                                        273,187         79,200
  Change in current assets and current
    liabilities:
      (Increase) decrease in:
        Accounts receivable                       322,086      1,014,934
        Inventories                                61,271       (335,828)
        Other current assets                      (41,986)       149,967
      Increase (decrease) in:
        Trade account/other payables              650,478       (204,516)
        Salary and related accruals               (68,409)      (167,767)
        Income taxes payable                       91,008        251,793
                                             ------------   ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     8,926,641      6,016,773

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of short-term investments          (14,547,334)    (8,385,000)
  Proceeds from sale of
    short-term investments                      8,206,450      7,350,000
  Additions to fixed assets                    (1,648,881)    (3,418,612)
  Proceeds from sale of fixed assets              246,728              -
  Increase in other long term assets                    -       (250,000)
                                             ------------   ------------
  NET CASH USED BY INVESTING ACTIVITIES        (7,743,037)    (4,703,612)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                        367,796         25,189
  Repurchase of common stock                     (280,000)    (1,870,827)
                                             ------------   ------------
  NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                     87,796     (1,845,638)

EFFECT OF EXCHANGE RATE CHANGES ON CASH            30,400         64,274
                                             ------------   ------------
NET CHANGE IN CASH AND EQUIVALENTS              1,301,800       (468,203)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD     8,598,367      7,422,084
                                             ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD        $  9,900,167   $  6,953,881
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:


                                             12/31/97        6/30/97
                                           ------------   ------------
ACCOUNTS RECEIVABLE
  Accounts receivable                      $  8,813,316   $  9,166,447
    Less reserve for bad debts                   47,000         52,000
                                           ------------   ------------
    NET ACCOUNTS RECEIVABLE                $  8,766,316   $  9,114,447
                                           ============   ============

INVENTORIES
  Raw materials                            $  2,086,806   $  2,105,836
  Work in process                                     -         89,100
  Supplies                                      135,328        121,483
  Finished goods                              1,791,734      1,770,742
                                           ------------   ------------
      TOTAL INVENTORIES                    $  4,013,868   $  4,087,161
                                           ============   ============
FIXED ASSETS
  Laboratory equipment                     $  9,529,426   $  9,513,329
  Office equipment                            2,807,903      2,671,947
  Leasehold improvements                      9,782,277      9,063,354
                                           ------------   ------------
                                             22,119,606     21,248,630
    Less accumulated depreciation
      and amortization                       10,538,982      9,995,889
                                           ------------   ------------
      NET FIXED ASSETS                     $ 11,580,624   $ 11,252,741
                                           ============   ============


INTANGIBLE ASSETS
  Customer list                            $  1,010,000   $  1,010,000
  Technology licensing agreements               500,000        500,000
  Goodwill                                    1,225,547      1,225,547
                                           ------------   ------------
                                              2,735,547      2,735,547
    Less accumulated amortization             2,422,370      2,370,236
                                           ------------   ------------
      NET INTANGIBLE ASSETS                $    313,177   $    365,311
                                           ============   ============

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


B.  STOCK SPLIT:

On October 23, 1997, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable to shareholders of record on November 10, 1997. The payment date for the stock split was November 17, 1997. All earnings per share and share amounts included in these financial statements have been restated to reflect the stock split.


C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                    QUARTER ENDED          SIX MONTHS ENDED
                                ----------------------  ----------------------
                                 12/31/97    12/31/96    12/31/97     12/31/96
                                ----------  ----------  ----------  ----------
Weighted average common shares  18,898,817  18,910,196  18,883,475  18,956,764
Dilutive effect of stock
  options and warrants             726,937     532,450     684,750     553,196
                                ----------  ----------  ----------  ----------
Average common and common
  equivalent shares outstanding 19,625,754  19,442,646  19,568,225  19,509,960
                                ==========  ==========  ==========  ==========

Effective for the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". All prior period earnings per share amounts have been restated to conform to the new standard.



        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

   Results of Operations Quarter and Six Months Ended December 31, 1997
            vs. Quarter and Six Months Ended December 31, 1996

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

In November 1997, Techne purchased $1 million of preferred stock of ChemoCentryx, Inc. (CCX), representing approximately 16% of issued and outstanding voting shares. In addition, Techne is obligated to purchase a projected $4 million of preferred stock over the next two years upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, Techne will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties).
Techne has consolidated CCX into its financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. CCX is a new technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems.


Net Sales

Net sales for the quarter ended December 31, 1997 were $15,472,857, an increase of $1,063,563 (7%) from the quarter ended December 31, 1996.
Sales for the six months ended December 31, 1997 increased $2,573,728 (9%) from $28,436,272 to $31,010,000. R&D Systems sales increased $1,414,750
(15%) and $3,191,037 (16%) for the quarter and six months ended December 31, 1997, respectively. R&D Europe sales decreased $351,187 (7%) and $617,309 (7%) for the quarter and six months ended December 31, 1997, respectively. The decrease in R&D Europe sales was not unexpected due to the discontinuance of the molecular biology product line. R&D Europe sales of continuing product lines increased 25% and 22% from the second quarter and first six months of last year.

The increase in consolidated sales for the quarter and six months was due, in part, to increased sales of R&D Systems' cytokines and antibodies. Sales of cytokines and antibodies by R&D Systems and R&D Europe for the quarter and six months ended December 31, 1997 were $5,344,896 and $10,847,122 compared to $4,454,473 and $8,552,995 for the quarter and six months ended December 31, 1996.

In addition, sales of hematology products increased $335,050 and $840,385 for the quarter and six months ended December 31, 1997, due largely to increased sales to an OEM customer and the addition of two OEM customers in fiscal 1998.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the second quarter of fiscal 1998 were 68.4% compared to 68.3% for the same quarter in fiscal 1997. Margins for the six months ended December 31, 1997 were 69.6% compared to 67.1% for the same period in fiscal 1997.

R&D Europe gross margins decreased from 54.0% to 48.6% for the quarter and from 52.9% to 50.6% for the six months ended December 31, 1997 as a result of changes in product mix and exchange rates. Hematology Division gross margins increased from 41.6% to 42.2% for the quarter and from 40.8% to 45.5% for the six months ended December 31, 1997, also as a result of changes in product mix. Biotechnology Division gross margins decreased slightly from 71.3% to 70.9% for the quarter, but increased from 70.0% to 72.0% for the six months ended December 31, 1997.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $192,661 (5%) from the second quarter of fiscal 1997 to the second quarter of fiscal 1998. These expenses also increased $878,830 (13%) for the first six months of fiscal 1998. The majority of the increase was due to additional occupancy costs at R&D Systems, plus increased advertising and promotion costs by both R&D Systems and R&D Europe. These increased costs were partially offset by decreased personnel costs at R&D Europe as a result of the restructuring in the third quarter of fiscal 1997.


Research and Development Expenses

Research and development expenses decreased $431,593 (15%) and $848,589 (15%) for the quarter and six months ended December 31, 1997, respectively. R&D Europe research and development expenses decreased $706,444 and $1,338,106 for the quarter and six months, respectively, as a result of a decrease in payments under the Joint Biological Research Agreement with British Bio-technology Group, plc. and a decrease in personnel as a result of the restructuring and the transfer of the majority of research and development activities to R&D Systems. R&D Systems' research and development expenses increased $274,851 and $489,517 for the quarter and six months ended December 31, 1997, respectively. The increase related to products currently under development, many of which have been or will be released in fiscal 1998. Products currently under development include both biotechnology and hematology products.


Net Earnings

Earnings before income taxes increased $1,160,493 from $3,337,491 in the second quarter of fiscal 1997 to $4,497,984 in the second quarter of fiscal 1998. Earnings before taxes for the six months increased $2,763,606 from $6,457,760 to $9,221,366. The increase in earnings before income taxes was due mainly to an increase in Biotechnology Division earnings of $746,924 and $1,565,946 and an increase in Hematology Division earnings of $137,322 and $531,511 for the quarter and six months ended December 31, 1997, as a result of increased sales and gross margins. In addition R&D Europe's earnings before taxes increased $440,000 and $914,292 for the quarter and six months as a result of the decrease in research and development expenses.

Income taxes for the quarters and six months ended December 31, 1997 were
provided at a rate of approximately   30% and 31% of consolidated pretax
earnings compared to 32% and 31% for the prior year. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                      Liquidity and Capital Resources

At December 31, 1997, cash and cash equivalents and short-term investments were $32,394,941 compared to $24,752,257 at June 30, 1997. The Company has been accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $8,926,641 from operating activities in the first six months of fiscal 1998 compared to $6,016,773 for the first six months of fiscal 1997. The increase was mainly the result of increased net earnings and increased current liabilities.


Cash Flows From Investing Activities

During the six months ended December 31, 1997 and 1996, the Company increased short-term investments $6,340,884 and $1,035,000, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $1,648,881 for the first six months of fiscal 1998, compared to $3,418,612 for the first six months of fiscal 1997. Included in the fiscal 1998 and 1997 additions were $721,000 and $2,684,000 for leasehold improvements related to expansion and remodeling of facilities by R&D Systems. The remaining additions in fiscal 1998 and 1997 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1998 are expected to cost approximately $1.4 million and are expected to be financed through currently available funds and cash generated from operating activities.


Cash Flows From Financing Activities

Cash of $367,796 and $25,189 was received during the six months ended December 31, 1997 and 1996, respectively, for the exercise of options for 46,540 and 4,000 shares of common stock. During the first six months of fiscal 1998, options for 24,506 shares of common stock were exercised by the surrender of 7,624 shares of the Company's common stock with a fair market value of $126,194.

During the first six months of fiscal 1998 and 1997, the Company purchased and retired 20,000 and 144,600 shares, respectively, of Company common stock at market values of $280,000 and $1,870,827. In May 1995, the Company announced a plan to purchase and retire up to $5,000,000 of its common stock. Through February 1, 1997, 437,000 shares have been purchased at a market value of $4,812,164. Subject to market conditions and share price, the Company has extended its stock repurchase program and plans to purchase and retire up to an additional $5,000,000 of common stock.

During the first six months of fiscal 1998, the Company granted stock options with a fair value of $200,500 to a non-employee for services rendered to the Company.

The Company has never paid cash dividends and has no plans to do so in fiscal 1998.



             ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK


Not applicable.



                        PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

  The Company was sued by Streck Laboratories, Inc. ("Streck") in the United States District Court for the District of Nebraska in Omaha on November 5, 1997. Streck alleges in its complaint that the Company infringes three patents Streck has obtained on white blood cell hematology controls, one of which was issued in November, 1993, and the other two in the fall of 1997. Streck seeks an unspecified amount of damages, an injunction prohibiting further infringement, reasonable attorneys' fees, and costs. The Company has answered the complaint, denied infringement and asserted counterclaims against Streck seeking to have the patents declared invalid and/or not infringed. The case has not entered the formal discovery phase, and it is unlikely it will go to trial before 1999.


ITEM 2 - CHANGES IN SECURITIES

  None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  None


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

  Information relating to the Company's Annual Meeting of Shareholders, held on October 23, 1997, is contained in the Company's Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference.


ITEM 5 - OTHER INFORMATION

  Forward Looking Information and Cautionary Statements: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research into cytokines by the Company's customers, the impact of the growing number of producers of cytokine research products and related price competition, the retention of hematology OEM and proficiency survey business, the Company's expansion of marketing efforts in Europe, and the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  A.  EXHIBITS

      See exhibit index immediately following signature page.

  B.  REPORTS ON FORM 8-K

      None



                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TECHNE CORPORATION
                              (Company)




Date:  February 13, 1998      Thomas E. Oland
                              ------------------------------
                              Thomas E. Oland
                                 President, Chief Executive and
                                 Financial Officer




                               EXHIBIT INDEX
                                    TO
                                 FORM 10-Q

                            TECHNE CORPORATION


     Exhibit #           Description
     ----------          ------------------

          10.1           Investment Agreement between ChemoCentryx, Inc.
                         and Techne Corporation dated November 18, 1997

          27             Financial Data Schedule