Form 10-Q
period 1998-03-31
TECHNE CORP /MN/
filed 1998-05-14
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                            __________________

                      Commission file number 0-17272
                            __________________


                            TECHNE CORPORATION
          (Exact name of registrant as specified in its charter)


          MINNESOTA                                     41-1427402
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

614 MCKINLEY PLACE N.E.                               (612) 379-8854
   MINNEAPOLIS, MN         55413                   (Registrant's telephone
(Address of principal                             number including area code)
  executive offices)    (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)   No  (  )

At May 1, 1998, 19,032,483 shares of the Company's Common Stock (par value $.01) were outstanding.



                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                         3/31/98        6/30/97
                                       -----------    -----------
    ASSETS
      Cash and cash equivalents        $12,139,591    $ 8,598,367
      Short-term investments            24,331,524     16,153,890
      Accounts receivable (net)         10,237,674      9,114,447
      Inventories                        3,886,927      4,087,161
      Deferred income taxes              1,439,000      1,322,000
      Other current assets                 529,087        521,493
                                       -----------     ----------
        Total current assets            52,563,803     39,797,358

      Deferred income taxes              1,769,000      1,703,000
      Fixed assets (net)                11,806,483     11,252,741
      Intangible assets (net)              303,515        365,311
      Other assets                         478,900        803,300
                                       -----------    -----------
        TOTAL ASSETS                   $66,921,701    $53,921,710
                                       ===========    ===========

    LIABILITIES & EQUITY
      Trade accounts payable           $ 2,394,128    $ 1,609,362
      Salary and related accruals        2,015,023      1,790,035
      Other payables                       842,440        498,873
      Income taxes payable               1,395,586      1,000,096
                                       -----------    -----------
        Total current liabilities        6,647,177      4,898,366

      Deferred rent                      1,476,900        942,300

      Common stock, par value $.01 per
        share; authorized 50,000,000;
        issued and outstanding
        19,026,233 and 18,875,456,
        respectively                       190,262        188,755
      Additional paid-in capital        13,524,588     12,653,449
      Retained earnings                 44,581,134     34,808,768
      Accumulated foreign currency
        translation adjustments            501,640        430,072
                                       -----------    -----------
        Total stockholders' equity      58,797,624     48,081,044
                                       -----------    -----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY              $66,921,701    $53,921,710
                                       ===========    ===========

         See notes to unaudited Consolidated Financial Statements.



                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                 QUARTER ENDED           NINE MONTHS ENDED
                            ------------------------  ------------------------
                              3/31/98      3/31/97      3/31/98      3/31/97
                            -----------  -----------  -----------  -----------
SALES                       $17,698,472  $16,251,827  $48,708,472  $44,688,099
Cost of sales                 5,490,966    4,979,754   14,922,728   14,329,596
                            -----------  -----------  -----------  -----------
  Gross margin               12,207,506   11,272,073   33,785,744   30,358,503

Operating expenses
  (income):
  Selling, general and
    administrative            3,748,958    4,114,790   11,602,557   11,089,559
  Research and development    2,725,251    2,940,709    7,706,757    8,770,804
  Amortization expense            9,662       58,877       61,796      176,631
  Interest expense                    -          731            -       29,255
  Interest income              (314,023)    (188,936)    (844,390)    (511,408)
                            -----------  -----------  -----------  -----------
                              6,169,848    6,926,171   18,526,720   19,554,841
                            -----------  -----------  -----------  -----------
Earnings before
  income taxes                6,037,658    4,345,902   15,259,024   10,803,662
Income taxes                  2,015,000    1,394,000    4,846,000    3,399,000
                            -----------  -----------  -----------  -----------
NET EARNINGS                $ 4,022,658  $ 2,951,902  $10,413,024  $ 7,404,662
                            ===========  ===========  ===========  ===========

BASIC EARNINGS PER SHARE    $      0.21  $      0.16  $      0.55  $      0.39

DILUTED EARNINGS PER SHARE  $      0.20  $      0.15  $      0.53  $      0.38

         See notes to unaudited Consolidated Financial Statements.




                     TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      NINE MONTHS ENDED
                                                 -------------------------
                                                   3/31/98       3/31/97
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                   $10,413,024   $ 7,404,662
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                1,699,813     1,683,709
      Deferred income taxes                         (181,000)     (363,000)
      Deferred rent                                  534,600       305,550
      Tax benefit from exercise of options           127,000             -
      Other                                          205,900       126,705
  Change in current assets and current
    liabilities:
      (Increase) decrease in:
        Accounts receivable                       (1,152,283)     (596,832)
        Inventories                                  192,467      (298,033)
        Other current assets                          (7,503)      (82,138)
      Increase (decrease) in:
        Trade account/other payables               1,131,345      (353,579)
        Salary and related accruals                  225,532      (431,358)
        Income taxes payable                         392,725      (165,457)
                                                 -----------   -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       13,581,620     7,230,229

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of short-term investments             (20,145,831)  (11,324,586)
  Proceeds from sale of short-term investments    11,968,197     8,945,000
  Additions to fixed assets                       (2,443,887)   (3,876,338)
  Proceeds from sale of fixed assets                 246,503             -
  Increase in other long term assets                (150,000)     (250,000)
                                                 -----------   -----------
  NET CASH USED BY INVESTING ACTIVITIES          (10,525,018)   (6,505,924)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                           653,488       115,096
  Repurchase of common stock                        (280,000)   (2,976,452)
                                                 -----------   -----------
  NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                       373,488    (2,861,356)

EFFECT OF EXCHANGE RATE CHANGES ON CASH              111,134       106,272
                                                 -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS                 3,541,224    (2,030,779)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        8,598,367     7,422,084
                                                 -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD            $12,139,591   $ 5,391,305
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                              3/31/98       6/30/97
                                            -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                       $10,283,674   $ 9,166,447
    Less reserve for bad debts                   46,000        52,000
                                            -----------   -----------
      NET ACCOUNTS RECEIVABLE               $10,237,674   $ 9,114,447
                                            ===========   ===========
INVENTORIES
  Raw materials                             $ 2,221,142   $ 2,105,836
  Work in process                                     -        89,100
  Supplies                                      129,525       121,483
  Finished goods                              1,536,260     1,770,742
                                            -----------   -----------
      TOTAL INVENTORIES                     $ 3,886,927   $ 4,087,161
                                            ===========   ===========
FIXED ASSETS
  Laboratory equipment                      $ 9,653,781   $ 9,513,329
  Office equipment                            2,849,483     2,671,947
  Leasehold improvements                     10,244,340     9,063,354
                                            -----------   -----------
                                             22,747,604    21,248,630
    Less accumulated depreciation
      and amortization                       10,941,121     9,995,889
                                            -----------   -----------
      NET FIXED ASSETS                      $11,806,483   $11,252,741
                                            ===========   ===========
INTANGIBLE ASSETS
  Customer list                             $ 1,010,000   $ 1,010,000
  Technology licensing agreements               500,000       500,000
  Goodwill                                    1,225,547     1,225,547
                                            -----------   -----------
                                              2,735,547     2,735,547
    Less accumulated amortization             2,432,032     2,370,236
                                            -----------   -----------
      NET INTANGIBLE ASSETS                 $   303,515   $   365,311
                                            ===========   ===========

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning July 1, 1998. SFAS No.
131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes that this statement will not have a material impact on results reported in its consolidated financial statements.

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

Shares used in the earnings per share computations are as follows:

                                      QUARTER ENDED        NINE MONTHS ENDED
                                 ----------------------  ----------------------
                                   3/31/98     3/31/97     3/31/98     3/31/97
                                 ----------  ----------  ----------  ----------
Weighted average common shares
  outstanding--basic             19,005,562  18,888,756  18,923,525  18,934,536
Dilutive effect of stock
  options and warrants              637,260     550,182     668,917     550,286
                                 ----------  ----------  ----------  ----------
Average common shares
  outstanding--diluted           19,642,822  19,438,938  19,592,442  19,484,822
                                 ==========  ==========  ==========  ==========





        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

    Results of Operations Quarter and Nine Months Ended March 31, 1998
             vs. Quarter and Nine Months Ended March 31, 1997

Techne Corporation (Techne) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division manufactures purified cytokines (proteins), antibodies and assay kits which are sold primarily to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe sells R&D Systems' biotechnology products in Europe, both directly and through a sales subsidiary in Germany. The Company has a foreign sales corporation, Techne Export Inc.

In November 1997 and January 1998, Techne purchased $1 million of preferred stock of ChemoCentryx, Inc. (CCX), respectively, representing approximately 28% of issued and outstanding voting shares. In addition, Techne is obligated to purchase a projected $3 million of preferred stock over the next two years upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, Techne will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties). Techne has consolidated CCX into its financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. CCX is a new technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems.


Net Sales

Net sales for the quarter ended March 31, 1998 were $17,698,472, an increase of $1,446,645 (9%) from the quarter ended March 31, 1997. Sales for the nine months ended March 31, 1998 increased $4,020,373 (9%) from $44,688,099 to $48,708,472. R&D Systems sales increased $1,694,851 (15%)
and $4,885,888 (16%) for the quarter and nine months ended March 31, 1998, respectively. R&D Europe sales decreased $248,206 (5%) and $865,515 (6%) for the quarter and nine months ended March 31, 1998, respectively. The decrease in R&D Europe sales was not unexpected due to the discontinuance of the molecular biology product line. R&D Europe sales of continuing product lines increased 25% from the third quarter and first nine months of last year.

The increase in consolidated sales for the quarter and nine months was due, in part, to increased sales of R&D Systems' cytokines and antibodies.
Sales of cytokines and antibodies by R&D Systems and R&D Europe for the quarter and nine months ended March 31, 1998 were $6,672,281 and $17,519,404 compared to $5,033,963 and $13,586,958 for the quarter and nine months ended March 31, 1997.

In addition, sales of hematology products increased $183,432 and $1,023,817 for the quarter and nine months ended March 31, 1998, due largely to increased sales to an OEM customer and the addition of two OEM customers in fiscal 1998.

Gross Margins

Gross margins, as a percentage of sales, were slightly less for the third quarter, but increased from the first nine months of the prior year. Margins for the third quarter of fiscal 1998 were 69.0% compared to 69.4% for the same quarter in fiscal 1997. Margins for the nine months ended March 31, 1998 were 69.4% compared to 67.9% for the same period in fiscal 1997.

R&D Europe gross margins decreased from 53.0% to 42.8% for the quarter and from 52.9% to 47.8% for the nine months ended March 31, 1998 as a result of changes in product mix and exchange rates. Hematology Division gross margins decreased from 46.1% to 44.4% for the quarter, but increased from 42.7% to 45.1% for the nine months ended March 31, 1998. Biotechnology Division gross margins increased from 71.5% to 72.5% for the quarter and from 70.6% to 72.2% for the nine months ended March 31, 1998 as a result of changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $365,832 (9%) from the third quarter of fiscal 1997 to the third quarter of fiscal 1998.
These expenses increased $512,998 (5%) for the first nine months of fiscal 1998. Included in third quarter fiscal 1997 selling, general and administrative expenses was approximately $450,000 related to R&D Europe restructuring charges. The majority of the increase for the nine months was due to additional occupancy costs at R&D Systems, plus increased advertising and promotion costs by R&D Systems. These increased costs were partially offset by decreased personnel costs at R&D Europe as a result of the restructuring in the third quarter of fiscal 1997.

Research and Development Expenses

Research and development expenses decreased $215,458 (7%) and $1,064,047 (12%) for the quarter and nine months ended March 31, 1998, respectively. R&D Europe research and development expenses decreased $699,080 and $2,037,186 for the quarter and nine months, respectively, as a result of a decrease in payments under the Joint Biological Research Agreement with British Bio-technology Group, plc. and a decrease in personnel as a result of the restructuring and the transfer of the majority of research and development activities to R&D Systems. R&D Systems' research and development expenses increased $252,576 and $742,093 for the quarter and nine months ended March 31, 1998, respectively. The increase related to products currently under development, many of which have been or will be released in fiscal 1998. Products currently under development include both biotechnology and hematology products.

Net Earnings

Earnings before income taxes increased $1,691,756 from $4,345,902 in the third quarter of fiscal 1997 to $6,037,658 in the third quarter of fiscal 1998. Earnings before taxes for the nine months increased $4,455,362 from $10,803,662 to $15,259,024. The increase in earnings before income taxes was due mainly to an increase in Biotechnology Division earnings of $885,088 and $2,451,034 and an increase in Hematology Division earnings of $119,561 and $651,072 for the quarter and nine months ended March 31, 1998, as a result of increased sales and gross margins. In addition R&D Europe's earnings before taxes increased $877,774 and $1,792,066 for the quarter and nine months as a result of a decrease in sales and gross margin offset by decreased selling, general and administrative and research and development expenses.

Income taxes for the quarter and nine months ended March 31, 1998 were
provided at a rate of approximately     33% and 32% of consolidated pretax
earnings compared to 32% and 31% for the prior year. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                      Liquidity and Capital Resources

At March 31, 1998, cash and cash equivalents and short-term investments were $36,471,115 compared to $24,752,257 at June 30, 1997. The Company has been accumulating cash and short-term investments for future expansion purposes. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $13,581,620 from operating activities in the first nine months of fiscal 1998 compared to $7,230,229 for the first nine months of fiscal 1997. The increase was mainly the result of increased net earnings and increased current liabilities.

Cash Flows From Investing Activities

During the nine months ended March 31, 1998 and 1997, the Company increased short-term investments $8,177,634 and $2,379,586, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $2,443,887 for the first nine months of fiscal 1998, compared to $3,876,338 for the first nine months of fiscal 1997. Included in the fiscal 1998 and 1997 additions were $1,180,110 and $2,825,226 for leasehold improvements related to expansion and remodeling of facilities by R&D Systems. The remaining additions in fiscal 1998 and 1997 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1998 are expected to cost approximately $.6 million and are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

Cash of $653,488 and $115,096 was received during the nine months ended March 31, 1998 and 1997, respectively, for the exercise of options for 73,791 and 17,000 shares of common stock. During the first nine months of fiscal 1998, options for 55,835 shares of common stock were exercised by the surrender of 20,624 shares of the Company's common stock with a fair market value of $360,194. During the first nine months of fiscal 1998, a warrant for 61,775 shares of common stock was exercised in a cashless transaction.

During the first nine months of fiscal 1998 and 1997, the Company purchased and retired 20,000 and 234,600 shares, respectively, of Company common stock at market values of $280,000 and $2,976,452. In May 1995, the Company announced a plan to purchase and retire up to $5,000,000 of its common stock. Through May 1, 1998, 437,000 shares have been purchased at a market value of $4,812,164. Subject to market conditions and share price, the Company has extended its stock repurchase program and plans to purchase and retire up to an additional $5,000,000 of common stock.

During the first nine months of fiscal 1998, the Company granted stock options with a fair value of $200,500 to a consultant for services to be rendered to the Company, pursuant to the Company's 1988 Nonqualified Stock Option Plan. During the first nine months of fiscal 1998, the Company canceled all non-vested stock options granted to consultants. The total fair value, at the dates of grant, of the options canceled was $469,000.

The Company has never paid cash dividends and has no plans to do so in fiscal 1998.



             ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK


Not applicable.


                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     No change.


ITEM 2 - CHANGES IN SECURITIES

     On January 5, 1998, the Company issued 61,775 shares of Common Stock to British Bio-technology plc in connection with the cashless exercise of a warrant initially issued in July 1993 to purchase 100,000 shares at an exercise price of $6.8805 per share. The issuance of such securities was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Sections 3(a)(9) and 4(2) thereof.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     None.


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



                                TECHNE CORPORATION
                                (Company)




Date:  May 14, 1998             Thomas E. Oland
                                ----------------------------------
                                Thomas E. Oland
                                President, Chief Executive and
                                Financial Officer



                               EXHIBIT INDEX
                                    TO
                                 FORM 10-Q

                            TECHNE CORPORATION

     Exhibit #            Description                     Restated
     ----------           ------------------              --------
         27.1             Financial Data Schedule--
                          March 31, 1998                      NO

         27.2             Financial Data Schedule--
                          June 30, 1997, March 31, 1997,
                          December 31, 1996, September
                          30, 1996                            YES

         27.3             Financial Data Schedule--
                          June 30, 1996, March 31,
                          1996, June 30, 1995                 YES