Form 10-K
period 1998-06-30
TECHNE CORP /MN/
filed 1998-09-14
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 8, 1998 as reported on The Nasdaq Stock Market was approximately $161,854,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 8, 1998:
20,150,289

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

In 1985 R&D Systems entered the cytokine market. Cytokines are specialized protein molecules that stimulate or suppress various cell functions in the body. Cytokines are in demand by biomedical researchers who want to learn more about their diverse effects. Encouraged by its success in the cytokine market, R&D Systems formed a biotechnology division in 1986 with the goal of producing and marketing a wide range of human cytokines through genetic engineering. Recombinant DNA technology offers several advantages over extraction of these proteins from natural sources, including lower production cost and potentially unlimited supply.

On August 19, 1991, R&D Systems purchased Amgen Inc.'s research reagent and diagnostic assay kit business. With this purchase, R&D Systems obtained Amgen's Erythropoietin (EPO) kit, the Company's first cytokine enzyme-linked immunosorbent assay (ELISA) kit cleared by the FDA for clinical diagnostic use. This acquisition established R&D Systems as a leader in cytokine diagnostic assays.

In July 1993, the Company acquired its European biotechnology distributor, British Bio-technology Products Ltd. (renamed R&D Systems Europe Ltd.) from British Bio-technology Group plc. R&D Europe distributes biotechnology products developed by R&D Systems.

In fiscal 1998, the Company invested in preferred stock of ChemoCentryx, Inc. (CCX), a new technology and drug development company. The investment gives Techne a 28% interest in CCX. In addition to the equity investment and joint research efforts, the Company obtained research and diagnostic market rights to all products discovered or developed by CCX.

On July 1, 1998, R&D Systems purchased Genzyme Corporation's research products business. This acquisition establishes R&D Systems as the world's leading supplier of research and diagnostic cytokine products.


THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 1998, R&D Systems' Hematology Division revenues accounted for approximately 18% of consolidated revenues of $67,291,438. Revenues from R&D Systems' Biotechnology Division and R&D Europe were 56% and 26% of consolidated revenues, respectively.

                          Biotechnology Products

R&D Systems is the world's leading supplier of cytokines and cytokine-related reagents to the biotechnology research community. These valuable proteins exist in minute amounts in different types of cells and can be extracted from these cells or made through recombinant DNA technology. In 1985, R&D Systems introduced its first cytokine and continues to add to this product line. The first cytokines were extracted from natural sources (human and porcine platelets and bovine brain). Currently the majority of cytokines are produced by recombinant DNA technology. R&D Systems also sells antibodies for specific cytokines, cytokine assay kits, clinical diagnostic kits, kits for cytokine receptor binding studies, and related research reagents.

The growing interest by researchers in cytokines exists because of the profound effect a tiny amount of a cytokine can have on the cells and tissues of the body. Cytokines are intercellular messengers. They act as signals by interacting with specific receptors on the effected cells. They carry vital signals to the cell's genetic machinery that can trigger events that can lead to significant changes in a cell, tissue or organism. For example, cytokines can signal a cell to differentiate, i.e., to acquire the features necessary for it to take on a more specialized task. Another example of cytokine action is the key role they play in stimulating cells surrounding a wound to grow and divide and to attract migratory cells to the injury site.

R&D Systems' Biotechnology Division was formed in response to a growing need for highly purified biologically active proteins purified from natural source materials, and those produced by recombinant DNA techniques. R&D Systems believes that its recombinant cytokines are addressing this growing demand for these products within the scientific research community.

During fiscal 1990, the Biotechnology Division released its first cytokine assay kits under the tradename Quantikine. These kits are used by researchers to quantify the level of a specific cytokine in a sample of blood, serum, or other biological fluid. In fiscal 1996, the Biotechnology Division expanded its Quantikine line by introducing a line of assay kits for mouse cytokines. These kits are used extensively by research scientists doing cytokine studies using animal models, such as those used in pharmaceutical discovery and development programs.


Current Biotechnology Products

  Cytokines and Related Antibodies. Cytokines, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest purity. Polyclonal antibodies are produced by injecting purified cytokines into animals (primarily goats and rabbits). The animals' immune systems recognize the cytokines as foreign and develop antibodies to these cytokines. The polyclonal antibodies are then extracted from the animals' blood and purified. Monoclonal antibodies are produced by injecting purified cytokines into mice. The B cells of a mouse's immune system are then isolated and fused with mouse cancer cells that will produce the desired antibody. Purified cytokines and antibodies are made available both as research reagents and as parts of assay kits (below).

  Assay Kits. This product line includes R&D Systems' human and murine (mouse) Quantikine kits which allow research scientists to quantify the amount of a specific cytokine in a sample of blood or tissue. Also included in this product line are assay kits, developed by R&D Europe, to quantify adhesion molecules. These kits are used by research scientists to measure cellular adhesion molecules in serum, plasma, or cell culture media. Cellular adhesion molecules facilitate the movement of infection fighting cells out of the blood stream to the site of infections.

  Clinical Diagnostic Kits. The EPO kit, acquired from Amgen Inc. in fiscal 1992, was the first diagnostic assay for which R&D Systems had FDA marketing clearance. R&D Systems also has FDA marketing clearance for its transferrin receptor (TfR) and Beta2-microglobulin kits.

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


Current Retail Hematology Products

  Impedance-Type Whole Blood Controls/Calibrators. The Hematology Division of R&D Systems currently produces controls and calibrators for the following impedance-type instruments: Beckman Coulter, TOA Sysmex, Hycel, Danam, Roche and Abbott Cell-Dyn instruments.

  Laser-Type Whole Blood Controls/Calibrators. Currently produced controls and calibrators for laser-type instruments include products for the following: Bayer H series instruments, Abbott Cell-Dyn 3000, 3500 and 4000 instruments and the TOA Sysmex NE-8000 and NE-5500 instruments.

  Linearity Control. This product provides a means of assessing the linearity of hematology analyzers for white blood cells, red blood cells, hemoglobin and platelets.

  Whole Blood Reticulocyte Control. This control is designed for manual and automated counting of reticulocytes (immature red blood cells).

  Whole Blood Flow Cytometry Control. This product is a control for flow cytometry instruments. These instruments are used to identify and quantify white blood cells by their surface antigens.

  Erythrocyte Sedimentation Rate Control. This product, release in fiscal 1998, is designed to monitor erythrocyte sedimentation rate tests.

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

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 1998 including an erythrocyte sedimentation control and is continuously working on product improvements and enhancements.

There is no assurance that any of the products in the research and development phase can be developed, or, if developed, can be successfully introduced into the marketplace.

Expenditures for research and development activities were $10,637,804, $11,701,822 and $10,413,264 for fiscal years 1998, 1997 and 1996, respectively.


BUSINESS RELATIONSHIPS

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

In fiscal 1998, Techne purchased $2 million of convertible preferred stock of ChemoCentryx, Inc. (CCX), representing approximately 28% of issued and outstanding voting shares. CCX is a new technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. Techne is obligated to purchase up to an additional $3 million of convertible preferred stock over the next two years upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, Techne will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties). Techne has consolidated CCX into its financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX.

Original Equipment Manufacturers (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal year 1998, OEM contracts accounted for $5,426,956 or 46% of Hematology Division revenues and 8% of total consolidated revenues.


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

Three of R&D Systems' immunoassay kits, EPO, TfR and Beta2-microglobulin, have FDA clearance to be sold for clinical diagnostic use. R&D Systems must comply with GMP for the manufacture of these kits. Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance.

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission and has been granted a NRC License due to expire in April 1999. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 1999. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they wouldn't be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.


AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company's hematology controls is whole blood. Human blood is purchased from commercial blood banks and porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased owing largely to the requirement that it be tested for HIV ("AIDS") antibodies and hepatitis, R&D Systems does not anticipate that the higher cost of these materials will have a seriously adverse effect on its business. R&D Systems does not perform its own testing for the AIDS antibodies as all human blood purchased is tested by the supplier. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.


PATENTS AND TRADEMARKS

R&D Systems owns patent protection for certain hematology controls and has received patent protection for its cytokine TGF-beta 1.2. R&D Systems may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained.

No assurance can be given that R&D Systems' products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. Although, with the exception of products subject to current licensing agreements and the legal proceedings discussed in Item 3 of this 10-K, R&D Systems has not been notified that its products infringe upon proprietary rights held by others, it has not conducted a patent infringement study for each of its products.

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market.
For fiscal 1998, total royalties paid under these licenses were $2,085,000.

R&D Systems has obtained federal trademark registration for its hematology control trademark CBC-3D, CBC-7, CBC-8, PLATELET-TROL and StatusFlow and claims common law rights in the trademarks CBC-CAL PLUS, CBC-CAL KIT, CBC-TECH, TECH-CAL, CBC-3K, 3K-CAL and CBC-NE. R&D Systems has also obtained the Quantikine, Fluorokine, Surfacemark and IVD trademarks.


SEASONALITY OF BUSINESS

Sales of the products manufactured by R&D Systems and R&D Europe are not seasonal, although R&D Europe historically experiences a slowing of sales during the summer months.


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal years 1998, 1997 and 1996.


BACKLOG

There was no significant backlog for the Company's products as of the date of this report or as of a comparable date for fiscal 1997.


COMPETITION

The market for cytokines and research diagnostic assay kits in the United States and Europe is being supplied by a number of biotechnology companies, including PerSeptive Biosystems Inc., BioSource International, Endogen, Sigma Chemical Co., Amersham Pharmacia and CN Biosciences. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality and competitive pricing, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain the leader in the growing biotechnology research and diagnostic market.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Most of the instrument manufacturing companies make controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors of R&D Systems' retail products are Beckman Coulter, Inc., Baxter Healthcare Corp., Streck Laboratories, Abbott Diagnostics and Hematronix, Inc. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter and Streck Laboratories.


EMPLOYEES

R&D Systems had 320 full-time and 37 part-time employees as of June 30, 1998. R&D Europe had 36 full-time and 10 part-time employees as of June 30, 1998, including 6 full-time and 2 part-time at R&D Europe's sales subsidiary in Germany.



ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, England and Germany had no material effect on R&D Systems or R&D Europe in fiscal year 1998.


FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations (all amounts are in thousands of US dollars):

                                       Fiscal Years Ended June 30,
                                       ---------------------------
Net Sales to Unaffiliated Customers       1998      1997      1996
-----------------------------------    -------   -------   -------
R&D Systems:
    US                                 $40,044   $34,682   $30,997
    Asia                                 3,507     3,185     2,807
    Europe                               3,746     2,542     3,009
    Canada                               1,259     1,001       935
    Other                                  941       599       482
R&D Europe:
    United Kingdom                       5,783     6,108     5,413
    Germany                              3,975     3,941     3,507
    France                               2,745     2,402     2,133
    Other Europe                         4,441     5,109     4,301
    Other                                  850     1,355     1,005

Gross Margin
------------
R&D Systems (US)                        38,826    31,907    27,207
R&D Europe (England)                     7,519     9,176     8,066
R&D GmbH (Germany)                         937       746       317

Net Earnings (Loss)
-------------------
Parent and R&D Systems (US)             13,689    10,107     8,081
R&D Europe (England)                     2,160       896       892
R&D GmbH (Germany)                           6      (121)     (335)
ChemoCentryx (US)                         (672)        -         -

Identifiable Assets
-------------------
Parent and R&D Systems (US)             62,842    46,760    38,382
R&D Europe (England)                     7,831     6,547     5,387
R&D GmbH (Germany)                         785       615       624
ChemoCentryx (US)                        1,461         -         -


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

Risk of Technological Obsolescence and Competition

The biotechnology industry is subject to rapid and significant technological change. While the hematology controls industry historically has been subject to less rapid change, it too is evolving and is impacted significantly by changes in the automated testing equipment offered by hardware manufacturers. Competitors of the Company in the United States and abroad are numerous and include, among others, specialized biotechnology firms, medical laboratory instrument and equipment manufacturers and disposables suppliers, major pharmaceutical companies, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive. Many of these competitors have substantially greater resources and product development, production and marketing capabilities than the Company. With regard to diagnostic kits, which constitute a relatively minor portion of the Company's business, many of the Company's competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new or improved diagnostic kits and obtaining Food and Drug Administration (FDA) and other regulatory approvals of such products.

Patents and Proprietary Rights

The Company's success will depend, in part, on its ability to obtain licenses and patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company has filed a very limited number of United States and foreign patent applications for products in which it believes it has a proprietary interest. The Company has obtained and is negotiating licenses to produce a number of cytokines and related products claimed to be owned by others. The Company has not conducted a patent infringement study for each of its products. It is possible that products of the Company may unintentionally infringe patents of third parties or that the Company may have to alter its products or processes, pay licensing fees or cease certain activities because of patent rights of third parties, thereby causing additional unexpected costs and delays which may have a material adverse effect on the Company. The patenting of hematology and biotechnology processes and products involves complex legal and factual questions and, to date, there has emerged no consistent policy regarding the breadth of claims in biotechnology patents. Protracted and costly litigation may be necessary to enforce rights of the Company and defend against claims of infringement of rights of others.

Financial Impact of Expansion Strategy

The Company engages in an expansion strategy which includes internal development of new products, collaboration with manufacturers of automated instruments which may use the Company's products, investment in joint ventures and companies developing new products related to the Company's business and acquisition of companies for new products or additional customer base. Each of the strategies carries risks that objectives will not be achieved and future earnings will be adversely effected. During early development stage, the operating losses of certain companies in which the Company may invest will be reported as operating losses of the Company, as is currently the case with ChemoCentryx Inc. On July 1, 1998 the Company acquired the primary assets of Genzyme Corporation's research products business for stock, cash and future royalties. Success of this acquisition will depend upon conversion of customers and distributors from Genzyme to the Company and selling the Company's broader range of products to the former Genzyme customers and distributors. The Company anticipates that in its fiscal year ending June 30, 1999, its earnings will be $.06 to $.12 per share less than its fiscal year 1998 earnings due primarily to the sale of acquired inventories at lower gross profit levels and the amortization of the goodwill associated with the transaction.

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


                            ITEM 2.  PROPERTIES

The Company does not own any real property. R&D Systems leases space in three connected buildings located in Minneapolis, Minnesota. The main building, consisting of approximately 85,000 square feet, is located at 614 McKinley Place N.E., and houses administrative, marketing and Biotechnology Division manufacturing and research operations. Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. and cover approximately 47,000 square feet. The third building is located at 2201 Kennedy Street and houses administrative and Biotechnology Division manufacturing and research operations. The Company currently occupies 107,000 square feet in this building, leaving approximately 98,000 square feet available for future expansion. The Company also occupies an additional 20,000 square feet in space connecting the three buildings.
This area houses a lunchroom, a library and additional warehouse space.
The current lease for the above buildings extends through December 2017. Base rent for fiscal 1998 was $2,221,000.

R&D Europe sub-leases approximately 12,500 square feet in two buildings in Abingdon, England. All of R&D Europe Ltd. operations are located in one building with the other used for storage. The sub-lease on the main building expires in June 1999 and R&D Europe is currently in the process of evaluating several new facilities in the Abindgon area. Estimates of rental rates for the new facility are not significantly different from rates under the current sub-lease. Base rent for the above space was $253,000 in fiscal 1998.

R&D GmbH leases approximately 2,300 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent was $35,000 in fiscal 1998.

The Company believes the leased property discussed above is adequate to meet its occupancy needs in the foreseeable future.


                        ITEM 3.  LEGAL PROCEEDINGS

The Company was sued by Streck Laboratories, Inc. ("Streck") in the United States District Court for the District of Nebraska in Omaha on November 5, 1997. Streck alleges in its complaint that the Company infringes three patents Streck has obtained on white blood cell hematology controls, one of which was issued in November, 1993, and the other two in the fall of 1997. Streck seeks an unspecified amount of damages, an injunction prohibiting further infringement, reasonable attorneys' fees, and costs. The Company has answered the complaint, denied infringement and asserted counterclaims against Streck seeking to have the patents declared invalid and/or not infringed. The case is in the formal discovery phase, and it is unlikely it will go to trial before 1999.


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1998 fiscal year.

                     EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

      Name        Age              Position                 Officer Since
      ----        ---              --------                 -------------
Thomas E. Oland   57    Chairman of the Board, President,
                          Treasurer and Director                1985
Dr. James A.
  Weatherbee      55    Vice President and Chief Scientific
                          Officer                               1995
Dr. Monica Tsang  53    Vice President, Research                1995
Dr. Thomas C.
  Detwiler        65    Vice President, Scientific and
                          Regulatory Affairs                    1995
Marcel Veronneau  44    Vice President, Hematology Operations   1995


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

                   1998 SALES PRICE           1997 SALES PRICE
                  HIGH          LOW          HIGH           LOW
               ---------     --------      --------      --------
1st Quarter    $  17.75      $  13.44      $  15.25      $  10.13
2nd Quarter       19.75         15.63         13.13         11.00
3rd Quarter       20.00         16.94         13.13         11.06
4th Quarter       19.88         16.00         15.25         11.38



As of September 14, 1998, there were approximately 370 shareholders of record. As of September 14, 1998, there were over 4,500 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.


                     ITEM 6.  SELECTED FINANCIAL DATA


                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE, EARNINGS AND CASH FLOW
DATA FOR THE YEARS ENDED JUNE 30    1998     1997      1996    1995     1994
--------------------------------- -------  -------  -------  -------  -------
Net sales                         $67,291  $60,924  $54,589  $47,716  $40,330
Gross margin                         70.3%    68.7%    65.2%    61.3%    57.9%
Selling, general and
administrative expense               22.8%    23.9%    23.7%    23.4%    22.9%
Research and development expenses    15.8%    19.2%    19.1%    18.0%    16.0%
Interest expense                       --       29        2        9       22
Earnings before income taxes       22,411   15,988   12,592    9,648    7,223
Net earnings                       15,183   10,882    8,638    6,706    5,094
Diluted earnings per share(1)        0.77     0.56     0.44     0.35     0.27
Capital expenditures                2,955    4,243    6,377    1,311    1,332
Depreciation and amortization       2,306    2,322    1,872    1,655    1,837
Change in net working capital      16,189    6,639    4,573    6,310    4,739
Net cash provided by operating
 activities                        20,309   12,477    9,760    7,314    6,304
Return on sales                      22.6%    17.9%    15.8%    14.1%    12.6%
Return on average equity             27.1%    25.0%    25.3%    25.6%    25.0%

BALANCE SHEET, COMMON STOCK AND
EMPLOYEE DATA AS OF JUNE 30         1998     1997     1996     1995     1994
--------------------------------- -------  -------  -------  -------  -------
Cash, cash equivalents and
 short-term investments           $42,694  $24,752  $19,250  $15,945  $10,866
Receivables                        10,002    9,114    8,380    7,386    6,593
Inventories                         3,811    4,087    3,653    3,266    2,514
Working capital                    51,088   34,899   28,260   23,687   17,377
Total assets                       72,919   53,922   44,393   34,062   26,806
Long-term debt                         --       --       --       --       --
Stockholders' equity               63,831   48,081   38,874   29,520   22,955
Average common and dilutive
 shares (in thousands)(1)          19,608   19,463   19,443   19,044   19,034
Book value per share(1)              3.35     2.55     2.04     1.57     1.23
Share price (fiscal year)(1):
 High                               20.00    15.25    16.50     7.94     8.13
 Low                                13.44    10.13     6.63     4.38     4.63
Price to earnings ratio                25       27       33       19       19
Current ratio                        7.87     8.12     6.62     6.75     5.88
Quick ratio                          7.09     6.91     5.49     5.66     4.91
Full-time employees                   356      326      341      315      277
                                                 -

(1) The Company declared a two-for-one stock split with a record date of November 10, 1997. All prior year share and per share amounts have been restated to reflect the stock split.

The Company has not declared any cash dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.


        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


COMPANY STRUCTURE

TECHNE (the Company) has two operating subsidiaries: R&D Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two divisions: Biotechnology and Hematology. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Europe, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. In fiscal 1996, R&D Europe incorporated a sales subsidiary, R&D Systems GmbH, in Germany. The Company also has a foreign sales corporation, Techne Export Inc.


RESULTS OF OPERATIONS

Net sales for fiscal 1998 were $67,291,438, an increase of $6,367,688 (10%) from fiscal 1997. Sales by R&D Systems for the period increased $7,489,032 (18%), while sales by R&D Europe decreased $1,121,344 (6%). The increase in consolidated sales for the fiscal year was due to the increase in sales of proteins and antibodies. Sales of proteins and antibodies by R&D Systems and R&D Europe for fiscal 1998 were $24,343,221 compared to $18,757,307 in fiscal 1997. In addition, sales of hematology products increased $1,514,469 as a result of increased sales to one OEM customer and the addition of two OEM customers in fiscal 1998. The decrease in R&D Europe sales was not unexpected due to the discontinuance of the molecular biology product line. R&D Europe sales of continuing product lines increased 22% from fiscal 1997.

Net sales for fiscal 1997 were $60,923,750, an increase of $6,334,696 (12%) from fiscal 1996. Sales by R&D Europe for the period increased $2,555,914 (16%), while sales by R&D Systems increased $3,778,782 (10%). The majority of the increase in consolidated sales for the fiscal year was due to an increase in sales of proteins and antibodies.

Net sales for fiscal 1996 were $54,589,054, an increase of $6,872,888 (14%) from fiscal 1995. Sales by R&D Europe for the period increased $2,482,778 (18%), while sales by R&D Systems increased $4,390,110 (13%). The increase in consolidated sales for the fiscal year was due to increased sales of R&D Systems' immunoassay (Quantikine) kits, increased sales of other R&D Systems' products by R&D Europe and increased sales of R&D Europe in-house developed products.

Gross margins, as a percentage of sales, increased from 68.7% in fiscal 1997 to 70.3% in fiscal 1998. R&D Europe gross margins decreased from 52.5% to 47.5% due to changes in product mix and exchange rates. Biotechnology Division gross margins increased from 71.8% to 72.9% as a result of changes in product mix and increased production volumes. Hematology Division gross margins increased from 42.9% in fiscal 1997 to 47.2% in fiscal 1998 also as a result of changes in product mix and increased production volumes.

Gross margins, as a percentage of sales, increased from 65.2% in fiscal 1996 to 68.7% in fiscal 1997. R&D Europe gross margins increased from 51.2% to 52.5% due to favorable exchange rates. Biotechnology Division gross margins increased from 69.3% to 71.8% due to lower royalty expense as a result of the conclusion of royalty payments to Amgen Inc. and lower manufacturing costs due to increased production volumes. Hematology Division gross margins increased from 40.1% in fiscal 1996 to 42.9% in fiscal 1997 as a result of changes in product mix.

Gross margins, as a percentage of sales, increased from 61.3% in fiscal 1995 to 65.2% in fiscal 1996. R&D Europe gross margins increased from 47.5% to 51.2% as a result of a change in product mix and increased margins on products sold through its German subsidiary. Biotechnology Division gross margins increased from 67.4% to 69.3% due to lower packaging costs and lower manufacturing costs due to increased production volumes. Hematology Division gross margins increased from 36.4% in fiscal 1995 to 40.1% in fiscal 1996 as a result of changes in product mix and lower raw material costs.

Selling, general and administrative expenses increased $782,425 (5%) in fiscal 1998. The majority of the increase in consolidated selling, general and administrative expenses in fiscal 1998 was the result of additional occupancy costs at R&D Systems, plus increased advertising and promotion costs. These increased costs were partially offset by decreased personnel costs at R&D Europe as a result of the restructuring of operations undertaken in fiscal 1997.

Selling, general and administrative expenses increased $1,634,862 (13%) in fiscal 1997. Included in selling, general and administrative expenses for fiscal 1997 was a restructuring charge of approximately $450,000 related to R&D Europe. The restructuring involved the withdrawal from the molecular biology market, the transfer of all major marketing and advertising activities to R&D Systems and the transfer of immunoassay kit development and manufacturing activities from R&D Europe to R&D Systems. R&D Europe's sales function was not affected by the restructuring. The increase in consolidated selling, general and administrative expenses in fiscal 1997 was also the result of an increase in Biotechnology Division sales and marketing expenses as a result of additional staff and increased advertising and promotion activities.

Selling, general and administrative expenses increased $1,776,325 (16%) in fiscal 1996. The largest increase in selling, general and administrative expenses was attributable to R&D Europe operations. During fiscal 1996, R&D Europe opened a sales subsidiary in Germany and costs associated with start-up and operations were approximately $735,000. The increase in selling, general and administrative expenses was also due to R&D Europe's increased sales and marketing staff in England and increased advertising.

Research and development expenses decreased $1,064,018 in fiscal 1998 and increased $1,288,558 and $1,808,866 in fiscal 1997 and 1996, respectively. The decrease in research and development expenses in fiscal 1998 was the result of a decrease of $1,235,000 in payments by R&D Europe under the Joint Biological Research Agreement with British Bio-technology Group, plc plus a decrease in R&D Europe personnel costs as a result of the restructuring. Excluding the above, the increase in consolidated research and development expenses for the past three years was primarily the result of the development and release of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division and the development and release of several new Hematology Division control products. Management of the Company believes that R&D Systems will continue to develop new products.

Earnings before taxes increased from $15,987,662 in fiscal 1997 to $22,410,961 in fiscal 1998. This increase in earnings was primarily the result of a $4,213,580 increase in R&D Systems' Biotechnology Division earnings and a $997,654 increase in Hematology Division earnings as a result of increased sales and gross margins. In addition, R&D Europe's earnings before taxes increased $2,052,537 despite a decrease in sales and gross margin which was more than offset by decreased expenses.

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

Income taxes for fiscal 1998, 1997 and 1996 were provided at rates of approximately 32%, 32% and 31%, respectively. U.S. federal and state taxes have been reduced as a result of tax exempt interest income, the benefit of the foreign sales corporation, and the federal and state credit for research and development expenditures. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at June 30, 1998, were $42,694,280, an increase of 72% from the prior year. At June 30, 1997, cash, equivalents and short-term investments were $24,752,257 compared to $19,249,535 at June 30, 1996, an increase of 29%. The Company has an unsecured line of credit of $750,000 available at June 30, 1998. The interest rate on the line of credit is at the prime rate of 8.5% at June 30, 1998.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds, cash generated from operations and maturities of short-term investments.

Cash flows from operating activities

The Company generated cash from operations of $20,309,209, $12,476,548 and $9,759,549 in fiscal 1998, 1997 and 1996, respectively. The majority of cash generated from operating activities in all three years resulted from an increase in net earnings after adjustment for noncash expenses, partially offset by an increase in accounts receivable due to increased sales.

Cash flows from investing activities

Capital additions were $2,955,196, $4,243,156 and $6,376,922 in fiscal 1998,
1997 and 1996, respectively. Included in fiscal 1998, 1997 and 1996 capital additions are leasehold improvements of $1,195,000, $2,935,000 and $4,329,000 related to R&D Systems' remodeling and expansion into an adjacent building. The remaining capital additions in fiscal 1998, 1997 and 1996 were for laboratory, manufacturing and computer equipment. Total capital additions for equipment and leasehold improvements planned for fiscal 1999 are expected to be approximately $4 million. All capital additions are expected to be financed through currently available cash, cash generated from operations and maturities of short-term investments.

The Company's net investment (withdrawal) in short-term investments in fiscal 1998, 1997 and 1996 was ($831,955), $4,326,439 and $1,199,721,
respectively. The Company's investment policy is to place excess cash in tax-exempt bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

On July 1, 1998, the Company acquired the research products business of Genzyme Corporation for $24.76 million cash, $17 million common stock and royalties on the Company's biotechnology sales for five years. Cash and cash equivalents on hand at June 30, 1998 was used to fund the acquisition.

Cash flows from financing activities

The Company received $919,831, $582,846 and $569,125 for the exercise of options for 97,541, 91,000 and 190,000 shares of common stock in fiscal 1998, 1997 and 1996, respectively.

In fiscal 1998, 1997 and 1996, the Company purchased and retired 20,000, 254,600 and 72,400 shares of Company common stock at a market value of $280,000, $3,225,205 and $676,206, respectively. In May 1995, the Company announced a plan to purchase and retire up to $5 million of its common stock. In April 1997, this was increased an additional $5 million, subject to market conditions. Any such purchases will be funded from currently available cash.

The Company has never paid cash dividends and has no plans to do so in fiscal 1999. The Company's earnings will be retained for reinvestment in the business.


YEAR 2000 AND EURO CURRENCY ISSUES

The Company must take steps to ensure that it is not adversely affected by Year 2000 software failures which may arise in software applications where two-year digits are used to define the applicable year. The Company is conducting a review of all of its computer systems (information technology as well as embedded systems) to identify those areas that could be affected by Year 2000 noncompliance. The Company plans to complete the process of upgrading those systems which may not be Year 2000 compliant by mid 1999 and does not believe the cost of any such upgrades will be material. The Company is in the process of developing contingency plans should systems fail. The Company has also communicated with many of its suppliers and service providers regarding compliance with Year 2000 requirements. As a result of such inquiries, no significant deficiencies have been identified. The Company will continue to monitor these third parties for Year 2000 compliance.

There can be no assurance, however, that there will not be a delay in, or increased costs associated with, upgrading the Company's computer systems, which could have a material adverse effect on the operations and financial position of the Company. In addition, there can be no assurances that the Company's customers and suppliers will not be adversely affected by their own Year 2000 issues, which may indirectly adversely affect the Company.

The Company is currently implementing new accounting and operational software at its European subsidiary which will accommodate the conversion on January 1, 1999 to a common currency, the "euro," by members of the European Union.


MARKET RISK

At the end of fiscal 1998, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $15,321,935 (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.


FORWARD-LOOKING INFORMATION

Statements in this Annual Report, and elsewhere, that are forward-looking involve risks and uncertainties which may affect the Company's actual results of operations. Certain of these risks and uncertainties which have affected and, in the future, could affect the Company's actual results are discussed below.

The biotechnology industry is subject to rapid and significant technological change. While the hematology controls industry historically has been subject to less rapid change, it too is evolving and is impacted significantly by changes in the automated testing equipment offered by hardware manufacturers. Competitors of the Company are numerous and include, among others, specialized biotechnology firms, medical laboratory instrument and equipment manufacturers and disposables suppliers, major pharmaceutical companies, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive.

The Company's success will depend, in part, on its ability to obtain licenses and patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company has obtained and is negotiating licenses to produce a number of cytokines and related products claimed to be owned by others. Since the Company has not conducted a patent infringement study for each of its products, it is possible that products of the Company may unintentionally infringe patents of third parties or that the Company may have to alter its products or processes, pay licensing fees or cease certain activities because of patent rights of third parties, thereby causing additional unexpected costs and delays which may have a material adverse effect on the Company.

The Company's expansion strategies, which include internal development of new products, collaborations, investments in joint ventures and companies developing new products related to the Company's business, and the acquisition of companies for new products and additional customer base, carry risks that objectives will not be achieved and future earnings will be adversely affected. On July 1, 1998, the Company acquired the primary assets of Genzyme Corporation's research products business. Success of this acquisition will depend upon conversion of customers and distributors from Genzyme to the Company. The Company anticipates that in fiscal 1999, its earnings will be $.06 to $.12 per share less than fiscal year 1998 due primarily to the sale of acquired inventories at lower gross profit levels and the amortization of goodwill associated with the transaction.

Ongoing research and development activities, including preclinical and clinical testing, and the production and marketing of the Company's products are subject to regulation by numerous governmental authorities in the United States and other countries. The approval process applicable to clinical diagnostic products of the type which may be developed by the Company usually takes a number of years and typically requires substantial expenditures. Delays in obtaining approvals could adversely affect the marketing of new products developed by the Company.

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing is critical to the Company's success. The Company's anticipated growth and its expected expansion into areas and activities requiring additional expertise will require the addition of new personnel and the development additional expertise by existing personnel. The failure to attract and retain such personnel could adversely affect the Company's business.


            ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

At the end of fiscal 1998, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $15,321,935. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.





           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    CONSOLIDATED STATEMENTS OF EARNINGS
                    TECHNE CORPORATION AND SUBSIDIARIES



                                                YEAR ENDED JUNE 30,
                                           1998         1997         1996
                                       -----------  -----------  -----------

Net sales                              $67,291,438  $60,923,750  $54,589,054
Cost of sales                           20,009,641   19,094,827   18,998,931
                                       -----------  -----------  -----------
Gross margin                            47,281,797   41,828,923   35,590,123

Operating expenses (income):
  Selling, general and administrative   15,367,759   14,585,334   12,950,472
  Research and development (Note E)     10,637,804   11,701,822   10,413,264
  Amortization of intangible assets
    (Note A)                                71,457      235,508      235,508
  Interest expense                              --       29,357        2,242
  Interest income                       (1,206,184)    (710,760)    (603,233)
                                       -----------  -----------  -----------
                                        24,870,836   25,841,261   22,998,253
                                       -----------  -----------  -----------
Earnings before income taxes            22,410,961   15,987,662   12,591,870
Income taxes (Note H)                    7,228,000    5,106,000    3,954,000
                                       -----------  -----------  -----------
Net earnings                           $15,182,961  $10,881,662  $ 8,637,870
                                       ===========  ===========  ===========

Basic earnings per share               $       .80  $       .58  $       .46
Diluted earnings per share             $       .77  $       .56  $       .44

Weighted average common
  shares outstanding:
  Basic                                 18,952,968   18,910,608   18,872,806
  Diluted                               19,607,630   19,462,532   19,442,850
                                                           -


                See Notes to Consolidated Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                      TECHNE CORPORATION AND SUBSIDIARIES

                                                           JUNE 30,
                                                      1998          1997
                                                  -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $27,372,345   $ 8,598,367
  Short-term available-for-sale
    investments (Note A)                           15,321,935    16,153,890
  Trade accounts receivable, less allowance
    for doubtful accounts of $269,000 and
    $52,000, respectively                          10,001,937     9,114,447
  Inventories (Note B)                              3,810,600     4,087,161
  Deferred income taxes (Note H)                    1,583,000     1,322,000
  Prepaid expenses                                    431,187       521,493
                                                  -----------   -----------
    Total current assets                           58,521,004    39,797,358
Equipment and leasehold improvements (Note C)      11,687,300    11,252,741
Intangible assets (Note A)                            293,854       365,311
Deferred income taxes (Note H)                      1,798,000     1,703,000
Other long-term assets (Note K)                       618,723       803,300
                                                  -----------   -----------
                                                  $72,918,881   $53,921,710
                                                  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                          $ 2,203,130   $ 1,609,362
  Salaries, wages and related accounts              2,005,428     1,790,035
  Other accounts payable and accrued expenses       1,039,334       498,873
  Income taxes payable                              2,185,122     1,000,096
                                                  -----------   -----------
    Total current liabilities                       7,433,014     4,898,366
Deferred rent                                       1,655,100       942,300
Contingencies and commitments (Note E)                     --            --
Stockholders' equity (Note F):
  Undesignated capital stock, no par; authorized
  5,000,000 shares; none issued or outstanding             --            --
  Common stock, par value $.01 a share;
    authorized 50,000,000 shares; issued and
    outstanding 19,049,983 and 18,875,456 shares,
    respectively                                      190,500       188,755
  Additional paid-in capital                       13,714,445    12,559,071
  Retained earnings                                49,446,319    34,903,146
  Accumulated foreign currency translation
    adjustments                                       479,503       430,072
                                                  -----------   -----------
    Total stockholders' equity                     63,830,767    48,081,044
                                                  -----------   -----------
                                                  $72,918,881   $53,921,710
                                                  ===========   ===========

                See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      TECHNE CORPORATION AND SUBSIDIARIES

                                                                      ACCUMU-
                                                                      LATED
                                                                      FOREIGN
                                                                      CURRENCY
                           COMMON STOCK     ADDITIONAL                TRANSLA-
                      --------------------    PAID-IN      RETAINED   TION AD-
                        SHARES     AMOUNT     CAPITAL      EARNINGS   JUSTMENTS
                      ----------  --------  -----------  -----------  ---------
Balances at June 30,
 1995                 18,750,692  $187,507  $ 8,453,220  $20,734,653  $144,715
 Net earnings                 --        --           --    8,637,870        --
 Common stock issued:
  Exercise of options
  (Note F)               479,378     4,794    2,016,187           --        --
 Surrender and
  retirement of
  stock to exercise
  options (Note K)      (118,614)   (1,186)         593   (1,451,263)       --
 Repurchase and re-
  tirement of common
  stock                  (72,400)     (724)         362     (675,844)       --
 Tax benefit from
  exercise of
  stock options               --        --      883,000           --        --
 Change in foreign
  currency transla-
  tion adjustments
  (Note A)                    --        --           --           --   (59,813)
                      ----------  --------  -----------  -----------  --------
Balances at June 30,
 1996                 19,039,056   190,391   11,353,362   27,245,416    84,902
 Net earnings                 --        --           --   10,881,662        --
 Common stock issued:
  Exercise of options
   (Note F)               91,000       910      581,936           --        --
 Repurchase and re-
  tirement of
  common stock          (254,600)   (2,546)       1,273   (3,223,932)       --
 Tax benefit from
  exercise of
  stock options               --        --      151,000           --        --
 Fair value of
  options granted
  (Note K)                    --        --      471,500           --        --
 Change in foreign
  currency transla-
  tion adjustments
  (Note A)                    --        --           --           --   345,170
                      ----------  --------  -----------  -----------  --------
Balances at June 30,
 1997                 18,875,456   188,755   12,559,071   34,903,146   430,072
 Net earnings                 --        --           --   15,182,961        --
 Common stock issued:
  Exercise of options
   (Note F)              153,376     1,533    1,278,492           --        --
  Exercise of warrant
   (Note F)               61,775       618         (618)          --        --
 Surrender and
  retirement of
  stock to exercise
  options (Note K)       (20,624)     (206)          --     (359,988)       --
 Repurchase and re-
  tirement of
  common stock           (20,000)     (200)          --     (279,800)       --
 Tax benefit from
  exercise of
  stock options               --        --      146,000           --        --
 Fair value of
  options granted
  (Note K)                    --        --      200,500           --        --
 Cancelation of non-
  vested options
   (Note K)                   --        --     (469,000)          --        --
 Change in foreign
  currency transla-
  tion adjustments
  (Note A)                    --        --           --           --    49,431
                      ----------  --------  -----------  -----------  --------
Balances at June 30,
 1998                 19,049,983  $190,500  $13,714,445  $49,446,319  $479,503
                      ==========  ========  ===========  ===========  ========

                See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE K)
                      TECHNE CORPORATION AND SUBSIDIARIES


                                              YEAR ENDED JUNE 30,
                                           1998          1997          1996
                                       ------------  ------------  -----------

Cash flows from operating activities:
 Net earnings                          $ 15,182,961  $ 10,881,662  $ 8,637,870
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization          2,306,111     2,321,963    1,872,176
   Deferred income taxes                   (356,000)     (662,000)    (974,000)
   Tax benefit from exercise
    of options                              146,000       151,000      883,000
   Deferred rent                            712,800       452,100       67,000
   Other                                    435,332       342,070      248,425
   Change in current assets and
    current liabilities:
     (Increase) decrease in:
      Trade accounts receivable          (1,037,799)     (626,936)  (1,151,878)
      Inventories                           266,427      (379,051)    (406,752)
      Prepaid expenses                       91,141       233,617     (351,486)
     Increase (decrease) in:
      Trade and other accounts
       payable                            1,166,236      (527,435)     404,125
      Salaries, wages and related
       accounts                             214,554        60,284      376,333
      Income taxes payable                1,181,446       229,274      154,736
                                       ------------  ------------  -----------
 Total adjustments                        5,126,248     1,594,886    1,121,679
                                       ------------  ------------  -----------
   Net cash provided by operating
    activities                           20,309,209    12,476,548    9,759,549

Cash flows from investing activities:
 Additions to equipment and
  leasehold improvements                 (2,955,196)   (4,243,156)  (6,376,922)
 Proceeds from sale of equipment            233,862            --           --
 Purchase of short-term available-
  for-sale investments                  (24,170,831)  (15,967,440) (11,859,797)
 Proceeds from sale of short-term
  available-for-sale investments         25,002,786    11,641,001   10,660,076
 Increase in other assets                  (347,123)     (250,000)          --
                                       ------------  ------------  -----------
   Net cash used in investing
    activities                           (2,236,502)   (8,819,595)  (7,576,643)

Cash flows from financing activities:
 Issuance of common stock                   919,831       582,846      569,125
 Repurchase of common stock                (280,000)   (3,225,205)    (676,206)
                                       ------------  ------------  -----------
   Net cash provided by (used in)
    financing activities                    639,831    (2,642,359)    (107,081)

Effect of exchange rate changes on
 cash                                        61,440       161,689       28,766
                                       ------------  ------------  -----------
Net increase in cash and
 cash equivalents                        18,773,978     1,176,283    2,104,591
Cash and cash equivalents at
 beginning of year                        8,598,367     7,422,084    5,317,493
                                       ------------  ------------  -----------
Cash and cash equivalents at end
 of year                               $ 27,372,345  $  8,598,367  $ 7,422,084
                                       ============  ============  ===========



                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      TECHNE CORPORATION AND SUBSIDIARIES

                    Years Ended June 30, 1998, 1997 and 1996

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements also include the accounts of ChemoCentryx, Inc. (CCX), a new technology and drug development company, in which the Company made a $2 million investment in convertible preferred stock during fiscal 1998. This investment represents approximately 28% of issued and outstanding voting shares of CCX. The Company has consolidated CCX into its financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX.

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

Proceeds from sales of available-for-sale securities were $25,002,786, $11,641,001 and $10,660,076 during fiscal 1998, 1997 and 1996, respectively.
There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses at June 30, 1998, 1997 and 1996 were not material.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION: Equipment is being depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized over estimated useful lives of five to fifteen years.

INTANGIBLES: Intangible assets, related to the acquisition of Amgen Inc.'s research reagent and diagnostic kit business in fiscal 1992 and R&D Systems Europe Ltd. in fiscal 1994 are being amortized on a straight-line basis over the estimated useful lives and consist of the following:


                                                      JUNE 30,
                                 USEFUL LIFE      1998        1997
                                 -----------  ----------  ----------

Customer list                     3 years     $1,010,000  $1,010,000
Technology licensing agreements  16 years        500,000     500,000
Goodwill                          6 years      1,225,547   1,225,547
                                              ----------  ----------
                                               2,735,547   2,735,547
Less accumulated amortization                  2,441,693   2,370,236
                                              ----------  ----------
                                              $  293,854  $  365,311
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

STOCK OPTIONS: As permitted by Statement of Financial Accounting Standards
(SFAS) No. 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options granted to employees under the plans because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant.

EARNINGS PER SHARE: During fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." All prior period earnings per share amounts have been restated to conform to the new standard.

The number of shares used to calculate earnings per share are as follows:


                                        YEAR ENDED JUNE 30,
                                   1998        1997         1996
                                ----------  ----------  ----------

Weighted average common
 shares outstanding (Basic)     18,952,968  18,910,608  18,872,806
Dilutive stock options and
 warrants outstanding              654,662     551,924     570,044
                                ----------  ----------  ----------
Weighted average common
 shares outstanding (Diluted)   19,607,630  19,462,532  19,442,850
                                ==========  ==========  ==========


RECENT ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes that this statement will not have a material impact on results reported in its consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will be effective for the Company beginning July 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the Company's consolidated financial statements. The Company anticipates the effect of SFAS No. 130 will result in disclosure of foreign currency translation adjustments as an element of other comprehensive income.

RECLASSIFICATIONS: Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.


B. INVENTORIES:

Inventories consist of:


                                           JUNE 30,
                                     1998            1997
                                  ----------      ----------

Raw materials                     $2,125,365      $2,105,836
Finished goods                     1,539,696       1,770,742
Work in process                           --          89,100
Supplies                             145,539         121,483
                                  ----------      ----------
                                  $3,810,600      $4,087,161
                                  ==========      ==========


C. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of:


                                           JUNE 30,
                                     1998             1997
                                  -----------      ----------
Cost:
 Leasehold
 improvements                     $10,243,142      $ 9,063,354
 Laboratory equipment               9,944,951        9,513,329
 Office and computer equipment      2,923,110        2,671,947
                                  -----------      -----------
                                   23,111,203       21,248,630
Less accumulated depreciation
 and amortization                  11,423,903        9,995,889
                                  -----------      -----------
                                  $11,687,300      $11,252,741
                                  ===========      ===========


D. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 1998. The interest rate charged on the line of credit is at the prime rate of 8.5% at June 30, 1998. There were no borrowings on the line in the current year.


E. CONTINGENCIES AND COMMITMENTS:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 1998, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:

YEAR ENDING JUNE 30:
--------------------
1999                  $ 2,213,872
2000                    2,341,679
2001                    2,526,672
2002                    2,144,408
2003                    2,192,739
Thereafter             40,576,069
                      -----------
                      $51,995,439
                      ===========

Total rent expense was approximately $2,782,000, $1,893,000 and $1,489,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

At June 30, 1998, the Company is obligated to purchase up to an additional $3 million of convertible preferred stock of ChemoCentryx Inc. over the next two years upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, the Company will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties).

In fiscal 1994, the Company entered into a four year Joint Biological Research Agreement with British Bio-technology Group plc. Under the agreement, R&D Systems Europe Ltd. received the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. In June 1997, the agreement was extended for an additional five years for 100,000 British pounds per year. Research and development expenses include $165,000, $1,400,000 and $1,250,000 for the years ended June 30, 1998, 1997, and 1996, respectively, under this agreement.

The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or operations of the Company.


F. STOCKHOLDERS EQUITY:

STOCK SPLIT: On October 23, 1997, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable to shareholders of record on November 10, 1997. All earnings per share and share amounts for the periods presented have been restated to reflect the stock split.

STOCK OPTION PLANS: The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1997 and 1987 Incentive Stock Option Plans) and to employees, officers, directors and consultants (the TECHNE Corporation 1988 Nonqualified Stock Option Plan). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all plans is ten years. The number of shares of common stock authorized to be issued are 600,000, 1,600,000 and 1,000,000 under the TECHNE Corporation 1997 Incentive Stock Option Plan, the TECHNE Corporation 1987 Incentive Stock Option Plan and the TECHNE Corporation 1988 Nonqualified Stock Option Plan, respectively.

Stock option activity during the three years ended June 30, 1998 consists of the following:


                                                  WEIGHTED AVERAGE
                                    SHARES         EXERCISE PRICE
                                  ---------       ----------------

Outstanding at June 30, 1995      1,105,628           $  4.91
Granted                             439,000              7.88
Exercised                          (479,378)             4.22
                                  ---------           -------
Outstanding at June 30, 1996      1,065,250              6.44
Granted                             453,552             11.63
Exercised                           (91,000)             6.40
Canceled                           (142,000)             6.66
                                  ---------           -------
Outstanding at June 30, 1997      1,285,802              8.25
Granted                             181,984             16.26
Exercised                          (153,376)             8.35
Canceled                            (59,352)            12.91
                                  ---------           -------
Outstanding at June 30, 1998      1,255,058           $  9.42
                                  =========           =======

Options exercisable at June 30:
1996                                484,554           $  5.55
1997                                724,502              6.89
1998                                956,058              9.04


Currently outstanding and exercisable stock options at June 30, 1998 consist of the following:


                                  OPTIONS OUTSTANDING
                    ------------------------------------------------
                                     WEIGHTED AVG.
                                     CONTRACTUAL     WEIGHTED AVG.
EXERCISE PRICES     OUTSTANDING      LIFE (YRS.)    EXERCISE PRICE
-----------------   -------------   --------------   ---------------

$ 3.50- 9.99         744,724             4.42           $ 6.48
 10.00-14.99         354,334             6.83            11.67
 15.00-19.99         156,000             8.33            18.40
                     -------
                   1,255,058             5.57           $ 9.42
                   =========             ====           ======

                          OPTIONS EXERCISABLE
                    -------------------------------
                                      WEIGHTED AVG.
EXERCISE PRICES       EXERCISABLE    EXERCISE PRICE
---------------     -------------   ---------------
$ 3.50- 9.99            552,724         $ 5.74
 10.00-14.99            303,334          11.57
 15.00-19.99            100,000          19.56
                        -------
                        956,058         $ 9.04
                        =======         ======

Total compensation cost recognized for the years ended June 30, 1998 and 1997 for stock options granted to consultants was $34,000 and $169,000, respectively. If compensation cost for employee options granted in 1998, 1997 and 1996 under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

                                       YEAR ENDED JUNE 30,
                                 1998          1997         1996
                             -----------   -----------   -----------
Net income:
 As reported                 $15,182,961   $10,881,662   $ 8,637,870
 Pro forma                    13,464,290     8,764,829     7,836,675
Basic earnings per share:
 As reported                 $      0.80   $      0.58   $      0.46
 Pro forma                          0.71          0.46          0.42
Diluted earnings per share:
 As reported                 $      0.77   $      0.56   $      0.44
 Pro forma                          0.69          0.45          0.40


The fair value of options granted under the Company's stock option plans during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of between 35% and 45%, risk-free interest rates between 5.7% and 6.9% and expected lives between 7 and 10 years.

WARRANT: In fiscal 1994, the Company issued a warrant, expiring in July 1998, to purchase 100,000 shares of the Company's common stock at $6.88 as part of the acquisition of R&D Systems Europe Ltd. The warrant was exercised in 1998 in a cashless exercise which resulted in the issurance of 61,775 shares of common stock.


G. CUSTOMERS:

No customer accounted for more than 10% of the Company's revenues for the years ended June 30, 1998, 1997 and 1996.


H. INCOME TAXES:

The provisions for income taxes consist of the following:

                                         YEAR ENDED JUNE 30,
                                 1998          1997          1996
                             -----------   -----------   -----------
Earnings before income
 taxes consist of:
 Domestic                    $19,101,460   $14,731,035   $11,664,658
 Foreign                       3,309,501     1,256,627       927,212
                             -----------   -----------   -----------
                             $22,410,961   $15,987,662   $12,591,870
                             ===========   ===========   ===========
Taxes on income consist of:
Currently payable:
 Federal                     $ 6,280,000   $ 4,584,000   $ 2,922,000
 State                           255,000        65,000       217,000
 Foreign                         903,000     1,020,000       906,000
Tax benefit from exercise
 of stock options                146,000       151,000       883,000
Net deferred                    (356,000)     (714,000)     (974,000)
                             -----------   -----------   -----------
                             $ 7,228,000   $ 5,106,000   $ 3,954,000
                             ===========   ===========   ===========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:

                                        YEAR ENDED JUNE 30,
                                 1998          1997          1996
                             -----------   -----------   -----------
Computed expected federal
 income tax expense          $ 7,844,000   $ 5,596,000   $ 4,407,000
State income taxes, net of
 federal benefit                 270,000       223,000       263,000
Foreign sales corporation       (317,000)     (318,000)     (288,000)
Research and development
 credits                        (376,000)     (317,000)      (70,000)
Tax exempt interest             (288,000)     (186,000)     (150,000)
Graduated income tax rate       (100,000)     (113,000)     (126,000)
Other                            195,000       221,000       (82,000)
                             -----------   -----------   -----------
                             $ 7,228,000   $ 5,106,000   $ 3,954,000
                             ===========   ===========   ===========

Deferred income taxes are provided to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

                                                 JUNE 30,
                                            1998            1997
                                         ----------      ----------
Inventory reserves                       $  654,000      $  501,000
Inventory costs capitalized                 455,000         385,000
Foreign net operating loss carryforward     167,000         167,000
Unrealized profit on intercompany sales     158,000         193,000
Other                                       149,000          76,000
                                         ----------      ----------
Current asset                             1,583,000       1,322,000
Excess of book over tax intangible
 asset amortization                         414,000         439,000
Excess of book over tax research expense    666,000         907,000
Deferred rent                               579,000         320,000
Other                                       139,000          37,000
                                         ----------      ----------
Noncurrent asset                          1,798,000       1,703,000
                                         ----------      ----------
                                         $3,381,000      $3,025,000
                                         ==========      ==========

At June 30, 1998, approximately $500,000 of non-U.S. tax losses were available for carryforward indefinitely.

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


I. FOREIGN OPERATIONS AND EXPORT SALES:

Net sales of the Company's foreign subsidiaries are primarily made to unaffiliated customers in Europe. The consolidated financial statements include amounts for the Company's foreign subsidiaries as of and for the years ended June 30 as follows:

                           1998             1997             1996
                       -----------      -----------      -----------
Net sales              $17,793,598      $18,914,942      $16,359,028
Net income               2,165,501          774,627          557,212
Total assets             8,616,407        7,162,322        6,011,726
Net assets               6,520,264        4,306,065        3,188,114
Capital expenditures       193,070          173,359          635,290
Depreciation expense       342,140          406,441          315,800


Export sales consist of the following:

                                     YEAR ENDED JUNE 30,
                          1998             1997             1996
                       ----------       ----------       ----------
Europe                 $3,746,239       $2,542,588       $3,009,550
Asia                    3,507,470        3,184,624        2,807,082
Canada                  1,258,569        1,000,654          935,327
Other                     940,281          598,826          482,151
                       ----------       ----------       ----------
                       $9,452,559       $7,326,692       $7,234,110
                       ==========       ==========       ==========

J. BENEFIT PLANS:

PROFIT SHARING PLAN: The Company has a Profit Sharing and Savings Plan for non-union U.S. employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $574,500, $525,500 and $485,000 for the years ended June 30, 1998, 1997 and
1996, respectively.

STOCK BONUS PLANS: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $595,000, $525,500 and $485,000 for the years ended June 30, 1998, 1997 and
1996, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $109,000, $90,500 and $106,000 for the years ended June 30, 1998, 1997 and 1996, respectively. In addition, options for 5,984, 7,252 and 394,000 shares of common stock were granted to the executive officers during fiscal 1998, 1997 and 1996, respectively.


K. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items:

                                YEAR ENDED JUNE 30,
                           1998            1997            1996
                        ----------      ----------      ----------
Income taxes paid       $6,602,926      $5,388,789      $3,888,409
Interest paid                   --          29,357           2,242
Interest received        1,431,305         781,886         665,214


Noncash transactions during the years ended June 30, 1998, 1997 and 1996 consisted of:

In 1998 and 1997, stock options with fair values of $200,500 and $471,500 were granted to consultants for services to be provided to the Company. At June 30, 1997 deferred compensation of $302,500 related to the grants was included in other long-term assets. In 1998, the Company canceled all non-vested stock options granted to consultants.

In 1998, stock options for 55,835 shares of common stock were exercised by surrender of 20,624 shares of common stock at fair market value of $360,194. In 1996, stock options for 289,378 shares of common stock were exercised by surrender of 118,614 shares of common stock at fair market value of $1,451,856.


L. SUBSEQUENT EVENT:

On July 1, 1998, the Company, through its Research and Diagnostic Systems, Inc. subsidiary, acquired the research products business of Genzyme Corporation. The acquisition will be accounted for under the purchase method.

Assets acquired were as follows:

Inventories          $ 5,660,000
Equipment                320,000
Customer list         17,000,000
                     -----------
                     $22,980,000
                     ===========

In consideration for the acquisition, the Company paid $24.76 million cash, issued to Genzyme Corporation 987,206 shares of common stock valued at $17 million and will pay royalties for five years on the Company's biotechnology sales. The excess of the consideration (including acquisition costs) over the fair market value of the assets acquired of approximately $37.6 million will be recorded as goodwill and will be amortized on a straight-line basis over six years.

Sales by Genzyme Corporation's research products business were $14,574,000 for the year ended December 31, 1997.



                  REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TECHNE Corporation
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries at June 30, 1998 and 1997 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


Deloitte & Touce LLP

Minneapolis, Minnesota
August 19, 1998



         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III


                ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                     ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


            ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange
Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                  PART IV


           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K.

A.  (1)  List of Financial Statements.

         The following Consolidated Financial Statements are filed as part of this Report:

           Consolidated Statements of Earnings for the Years Ended June 30, 1998, 1997 and 1996

           Consolidated Balance Sheets as of June 30, 1998 and 1997

           Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements for the Years Ended June 30, 1998, 1997 and 1996

           Independent Auditors' Report on Consolidated Financial Statements

    (2)  Financial Statement Schedules.

         None.

    (3)  Exhibits.

         See Exhibit Index immediately following signature page.

B.  Reports on Form 8-K:

    No report on Form 8-K was filed during the quarter ended June 30, 1998.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECHNE CORPORATION


Date:  September 14, 1998               Thomas E. Oland
                                        ---------------------
                                        By:  Thomas E. Oland
                                        Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                    Signature and Title
----                                    -------------------

September 14, 1998                      Thomas E. Oland
                                        ---------------------
                                        Thomas E. Oland
                                        President, Treasurer and Director
                                        (principal executive officer and
                                        principal financial and accounting
                                        officer)

September 14, 1998                      Roger C. Lucas
                                        ---------------------
                                        Dr. Roger C. Lucas, Director

September 14, 1998                      Howard V. O'Connell
                                        ---------------------
                                        Howard V. O'Connell, Director

September 14, 1998                      G. Arthur Herbert
                                        ---------------------
                                        G. Arthur Herbert, Director

September 14, 1998                      Randolph C. Steer
                                        ---------------------
                                        Dr. Randolph C. Steer, Director

September 14, 1998                      Lowell E. Sears
                                        ---------------------
                                        Lowell E. Sears, Director

September 14, 1998                      Christopher S. Henney
                                        ---------------------
                                        Dr. Christopher S. Henney, Director


                               EXHIBIT INDEX
                  for Form 10-K for the 1998 Fiscal Year
Exhibit
Number    Description
--------  -----------
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

10.6** 1988 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.16 of the Company's Form 10, dated October 27, 1988*

10.7 Form of Stock Option Agreement for Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A. --incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.9 Lease between The Craig Lyle Limited Partnership and R & D Systems, Inc.--incorporated by reference to Exhibit 10.29 of the Company's Form 10-K for the year ended June 30, 1992*

10.10 Stock Purchase Agreement dated July 30, 1993 between the Company and British Bio-technology Group plc--incorporated by reference to Exhibit 1 of the Company's Form 8-K dated August 11, 1993*

10.11 Joint Biological Research Agreement dated July 30, 1993 between the Company and British Bio-technology Group plc--incorporated by reference to Exhibit 2 of the Company's Form 8-K dated August 11, 1993*

10.12 Stock Purchase Warrant dated July 30, 1993 for 50,000 shares of the Company's Common Stock--incorporated by reference to
          Exhibit 3 of the Company's Form 8-K dated August 11, 1993*

10.13 Non-Enforcement of Patent Rights dated March 15, 1995 by New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College in favor of R & D Systems, Inc.--incorporated by reference to
          Exhibit 10.2 of the Company's Form 10-Q for the Quarter ended March 31, 1995*


10.14 Non-Enforcement of Patent Rights dated March 21, 1995 by Cistron Biotechnology, Inc. ("Cistron") in favor of R & D Systems, Inc.--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.15 License and Supply Agreement dated March 21, 1995 between Cistron and R & D Systems--incorporated by reference to Exhibit
          10.4 of the Company's Form 10-Q for the Quarter ended March
          31, 1995*

10.16 Research and Development Agreement dated April 10, 1995 between Cistron and R & D Systems, Inc.--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.17 Agreement, dated October 27, 1995 for the first amendment to a lease agreement between Craig Lyle Limited Partnership (Hillcrest Development) and R&D Systems, Inc.--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1995*

10.18 Agreement, dated July 3, 1996 for the second amendment to a lease agreement between Hillcrest Development and R&D
          Systems, Inc.--incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended June 30, 1996*

10.19** Employment Agreement, dated March 6, 1996, with James A. Weatherbee--incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1996*

10.20**   Employment Agreement, dated March 6, 1996, with Monica
          Tsang--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.21**   Employment Agreement, dated December 28, 1995, with
          Thomas Detwiler--incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the year ended June 30, 1996*

10.22 Agreement, dated December 19, 1996 for the third amendment to a lease agreement between Hillcrest Development and R&D Systems, Inc.--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1996*

10.23**   1997 Incentive Stock Option Plan--incorporated by reference to
          Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

10.24** Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.25 Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.26 Purchase and Sale Agreement dated as of June 22, 1998 among Techne Corporation, Research and Diagnostic Systems, Inc. and Genzyme Corporation--incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated July 1, 1998, as amended by Form 8-K/A dated September 14, 1998*

11        Calculation of Earnings Per Share

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