Form 10-Q
period 1998-09-30
TECHNE CORP /MN/
filed 1998-11-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998, or

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

At November 2, 1998, 20,043,189 shares of the Company's Common Stock (par value $.01) were outstanding.

                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                              9/30/98        6/30/98
                                           ------------   ------------
    ASSETS
      Cash and cash equivalents            $ 10,625,749   $ 27,372,345
      Short-term investments                 10,998,142     15,321,935
      Accounts receivable (net)              12,989,870     10,001,937
      Inventories                             9,209,031      3,810,600
      Deferred income taxes                   1,675,000      1,583,000
      Other current assets                      588,846        431,187
                                           ------------   ------------
        Total current assets                 46,086,638     58,521,004

      Deferred income taxes                   2,092,000      1,798,000
      Fixed assets (net)                     12,526,629     11,687,300
      Intangible assets (net)                52,726,412        293,854
      Other assets                              509,601        618,723
                                           ------------   ------------
        TOTAL ASSETS                       $113,941,280   $ 72,918,881
                                           ============   ============

    LIABILITIES & EQUITY
      Trade accounts payable               $  3,702,276   $  2,203,130
      Salary and related accruals             1,289,856      2,005,428
      Other payables                          4,872,710      1,039,334
      Income taxes payable                    3,283,348      2,185,122
                                           ------------   ------------
        Total current liabilities            13,148,190      7,433,014

      Deferred rent                           1,732,200      1,655,100
      Royalty payable                        15,228,000              -

      Common stock, par value $.01 per
        share; authorized 50,000,000;
        issued and outstanding 20,056,089
        and 19,049,983, respectively             200,561        190,500
      Additional paid-in capital              31,454,844     13,714,445
      Retained earnings                       51,557,595     49,446,319
      Accumulated foreign currency
        translation adjustments                  619,890        479,503
                                            ------------   ------------
        Total stockholders' equity            83,832,890     63,830,767
                                            ------------   ------------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $113,941,280   $ 72,918,881
                                            ============   ============

         See notes to unaudited Consolidated Financial Statements.





                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                               QUARTER ENDED
                                         -------------------------
                                           9/30/98       9/30/97
                                         -----------   -----------

 Sales                                   $21,335,192   $15,537,143
 Cost of sales                             6,614,877     4,545,906
                                         -----------   -----------
   Gross margin                           14,720,315    10,991,237


 Operating expenses (income):

   Selling, general and administrative     4,431,095     4,003,404
   Research and development                2,752,125     2,465,848
   Amortization expense                    2,394,662        42,471
   Interest income                          (212,411)     (243,868)
                                         -----------   -----------
                                           9,365,471     6,267,855
                                         -----------   -----------
 Earnings before income taxes              5,354,844     4,723,382
 Income taxes                              1,830,000     1,461,000
                                         -----------   -----------
 NET EARNINGS                            $ 3,524,844   $ 3,262,382
                                         ===========   ===========


 BASIC EARNINGS PER SHARE                $      0.18   $      0.17
                                         ===========   ===========


 DILUTED EARNINGS PER SHARE              $      0.17   $      0.17
                                         ===========   ===========



         See notes to unaudited Consolidated Financial Statements.




                     TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 THREE MONTHS ENDED
                                             -------------------------
                                               9/30/98       9/30/97
                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                               $ 3,524,844   $ 3,262,382
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization            2,929,880       568,311
      Deferred income taxes                     (370,000)     (232,000)
      Deferred rent                               77,100       178,200
      Tax benefit from exercise of options       135,000        11,000
      Other                                      259,523       130,135
  Change in current assets and current
    liabilities, net of acquisition:
      (Increase) decrease in:
        Accounts receivable                   (2,903,205)      (37,671)
        Inventories                              317,639       (69,720)
        Other current assets                    (153,741)     (260,492)
      Increase (decrease) in:
        Trade account/other payables           1,575,186       526,582
        Salary and related accruals             (718,813)     (360,692)
        Income taxes payable                   1,073,792     1,587,089
                                             -----------   -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES    5,747,205     5,303,124

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition (Note B)                       (24,967,220)            -
  Purchase of short-term investments          (3,020,000)   (7,245,876)
  Proceeds from sale of short-term
    investments                                7,343,793     3,731,451
  Additions to fixed assets                   (1,042,242)   (1,030,222)
  Increase in other long term assets            (150,000)            -
                                             -----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES      (21,835,669)   (4,544,647)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                       616,400         5,288
  Repurchase of common stock                  (1,414,508)     (280,000)
                                             -----------   -----------
  NET CASH USED IN FINANCING ACTIVITIES         (798,108)     (274,712)

EFFECT OF EXCHANGE RATE CHANGES ON CASH          139,976       (16,483)
                                             -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS           (16,746,596)      467,282
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD   27,372,345     8,598,367
                                             -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD        $10,625,749   $ 9,065,649
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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for Fiscal 1998. The Company follows these policies in preparation of the interim Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the Consolidated Financial Statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 1998 included in the Company's Annual Report to Shareholders for Fiscal 1998.

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                            9/30/98        6/30/98
                                          -----------    -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                     $13,262,870    $10,270,937
    Less reserve for bad debts                273,000        269,000
                                          -----------    -----------
      NET ACCOUNTS RECEIVABLE             $12,989,870    $10,001,937
                                          ===========    ===========

INVENTORIES
  Raw materials                           $ 2,057,986    $ 2,125,365
  Supplies                                    128,083        145,539
  Finished goods                            7,022,962      1,539,696
                                          -----------    -----------
      TOTAL INVENTORIES                   $ 9,209,031    $ 3,810,600
                                          ===========    ===========

FIXED ASSETS
  Laboratory equipment                    $10,468,510    $ 9,944,951
  Office equipment                          3,111,912      2,923,110
  Leasehold improvements                   10,929,763     10,243,142
                                          -----------    -----------
                                           24,510,185     23,111,203
    Less accumulated depreciation
      and amortization                     11,983,556     11,423,903
                                          -----------    -----------
      NET FIXED ASSETS                    $12,526,629    $11,687,300
                                          ===========    ===========
INTANGIBLE ASSETS
  Customer list                           $18,010,000    $ 1,010,000
  Technology licensing agreements             500,000        500,000
  Goodwill                                 39,052,767      1,225,547
                                          -----------    -----------
                                           57,562,767      2,735,547
    Less accumulated amortization           4,836,355      2,441,693
                                          -----------    -----------
      NET INTANGIBLE ASSETS               $52,726,412    $   293,854
                                          ===========    ===========

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosures of comprehensive income and its components in the Company's financial statements. The Company's total comprehensive income for the quarters ended September 30, 1998 and 1997 was $3,665,231 and $3,140,097, respectively. The Company's comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

During fiscal 1999, the Company will adopt Statement of Financial
Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about the reportable operating segments of the Company.

B.  ACQUISITION:

On July 1, 1998, the Company, through its Research and Diagnostics Systems, Inc. subsidiary, acquired the research products business of Genzyme Corporation. Assets acquired were as follows:

     Inventories            $ 5,660,000
     Equipment                  320,000
     Customer list           17,000,000
                            -----------
                            $22,980,000
                            ===========

The purchase price paid and payable for the acquisition is as follows:
$24.76 million cash, 987,206 shares of Techne common stock valued at $17 million and $18.84 million of royalties (present value of an estimated $23.7 million payable over five years) on the Company's biotechnology sales. The excess of the consideration (including acquisition costs) over the fair market value of the assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over six years. The customer list is being amortized on a declining basis over an estimated economic life of five years.

Pro forma financial information for the quarter ended September 30, 1997, presented as if the acquisition had occurred on July 1, 1997, are as follows (in 000's except earnings per share data):

     Sales                          $19,058
     Net earnings                     1,097
     Basic earnings per share           .06
     Diluted earnings per share         .05


C.  EARNINGS PER SHARE:

Effective for the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". The September 30, 1997 earnings per share amounts have been restated to conform to the new standard.

Shares used in the earnings per share computations are as follows:

                                                     QUARTER ENDED
                                                  ---------------------
                                                    9/30/98    9/30/97
                                                  ----------  ----------
Weighted average common shares
  outstanding--basic                              20,115,898  18,868,132
Dilutive effect of stock options and warrants        427,706     643,102
                                                  ----------  ----------
Average common shares outstanding--diluted        20,543,604  19,511,234
                                                  ==========  ==========



        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          Results of Operations Quarter Ended September 30, 1998
                   vs. Quarter Ended September 30, 1997

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

In November 1997, January 1998 and July 1998, Techne purchased $1 million of preferred stock of ChemoCentryx, Inc. (CCX), respectively, representing approximately 37% of issued and outstanding voting shares. In addition, Techne is obligated to purchase up to an additional $2 million of preferred stock over the next year upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, Techne will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties). Techne has consolidated CCX into its financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. CCX is a new technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems.

Net Sales

Net sales for the quarter ended September 30, 1998 were $21,335,192, an increase of $5,798,049 (37%) from the quarter ended September 30, 1997.
R&D Systems sales increased $4,364,250 (37%) and R&D Europe sales increased $1,433,799 (38%).

The increase in sales was due, in part, to the acquisition of Genzyme Corporation's research products business on July 1, 1998. Sales of these products were $2,463,028 for the quarter ended September 30, 1998. In addition, the increase in consolidated sales for the quarter was due to increased sales of R&D Systems' cytokines, antibodies and immunoassay kits to both R&D Systems customers and to former Genzyme customers as they are converted from Genzyme products to R&D Systems products.


Gross Margins

Gross margins, as a percentage of sales, decreased slightly from the prior year. Margins for the first quarter of fiscal 1999 were 69.0% compared to 70.7% for the same quarter in fiscal 1998.

R&D Europe gross margins decreased from 53.0% to 46.9% for the quarter as a result of the transfer of all manufacturing activities to R&D Systems during fiscal 1998 and changes in product mix. Hematology Division gross margins decreased from 48.5% to 46.0% for the quarter as a result of changes in product mix. Biotechnology Division gross margins decreased from 73.1% to 69.8% for the quarter as a result of changes in product mix and lower gross profit levels on the inventory acquired from Genzyme.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $427,691 (11%) from the first quarter of fiscal 1998. The majority of the increase for the quarter was due to additional sales personnel added in the U.S. and Europe as a result of the Genzyme acquisition.


Research and Development Expenses

Research and development expenses increased $286,277 (12%) for the quarter ended September 30, 1998. The increase related to products currently under development, many of which have been or will be released in fiscal 1999. Products currently under development include both biotechnology and hematology products.


Amortization Expense

Amortization expense increased $2,352,191 as a result of the write off of the customer list and goodwill associated with the Genzyme acquisition.


Net Earnings

Earnings before income taxes increased $631,462 from $4,723,382 in the first quarter of fiscal 1998 to $5,354,844 in the first quarter of fiscal 1999. The increase in earnings before income taxes was due mainly to an increase in Biotechnology Division earnings of $854,103 and an increase in R&D Europe's earnings before taxes of $59,882. These increases were offset by a slight decease in Hematology Division earnings and a net loss by CCX in the first quarter of fiscal 1999.

Income taxes for the quarter ended September 30, 1998 were provided at a rate of approximately 34% of consolidated pretax earnings compared to 31% for the prior year. The increase in the tax rate is due to the net loss by CCX in the first quarter of fiscal 1999 for which no tax benefit has been provided. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                      Liquidity and Capital Resources

At September 30, 1998, cash and cash equivalents and short-term investments were $21,623,891 compared to $42,694,280 at June 30, 1998. The decrease from June 30, 1998 was due to the cash outlay for the Genzyme acquisition. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $5,747,205 from operating activities in the first three months of fiscal 1999 compared to $5,303,124 for the first three months of fiscal 1998. The increase was mainly the result of increased net earnings and increased current liabilities.

Cash Flows From Investing Activities

On July 1, 1998 the Company acquired the research products business of Genzyme Corporation for $24.76 million cash, $17 million common stock and royalties on the Company's biotechnology sales for five years. Acquisition costs through September 30, 1998 were $207,220. Cash and cash equivalents at June 30, 1998 and maturities of short-term investments were used to finance the cash portion of the acquisition.

During the three months ended September 30, 1998 short-term investments decreased by $4,323,793. During the three months ended September 30, 1997, the Company increased short-term investments by $3,514,425. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $1,042,242 for the first three months of fiscal 1999, compared to $1,030,222 for the first three months of fiscal 1998. Included in the fiscal 1999 and 1998 additions were $683,000 and $721,000 for leasehold improvements related to remodeling of facilities by R&D Systems. The remaining additions in fiscal 1999 and 1998 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1999 are expected to cost approximately $6 million and are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

Cash of $616,400 and $5,288 was received during the three months ended September 30, 1998 and 1997, respectively, for the exercise of options for 143,100 and 1,094 shares of common stock. During the first three months of fiscal 1998, options for 24,506 shares of common stock were exercised by the surrender of 7,624 shares of the Company's common stock with a fair market value of $126,194.

During the first three months of fiscal 1999 and 1998, the Company purchased and retired 94,000 and 20,000 shares, respectively, of Company common stock at market values of $1,414,508 and $280,000. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $10 million of its common stock. Through November 2, 1998, 575,600 shares have been purchased at a market value of $6,887,547.

The Company has never paid cash dividends and has no plans to do so in fiscal 1999.

                             MARKET RISK

At September 30, 1998, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $10,998,142. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

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


                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     No change.

ITEM 2 - CHANGES IN SECURITIES

     On July 1, 1998, the Company issued 987,206 shares of Common Stock, valued at $17.2203 per share, to Genzyme Corporation ("Genzyme") in connection with the acquisition of Genzyme Corporation's research products business. The sale of such stock was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. Genzyme represented its intention to acquire the stock for investment purposes only and not with a view to the distribution thereof. In addition, a restrictive legend has been placed on the certificate representing the shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, October 22, 1998.

     (b) A proposal to set the number of directors at seven was adopted by a vote of 17,377,823 in favor with 23,411 shares against, 27,328 shares abstaining and no shares represented by broker nonvotes.

     (c) Proxies for the Annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected, as follows:

              Nominee                    For           Withheld
              -------                    ---           ---------
              Thomas E. Oland         17,397,763          30,799
              Roger C. Lucas          17,305,535         123,027
              Howard V. O'Connell     17,393,724          34,838
              G. Arthur Herbert       17,388,524          40,038
              Randolph C. Steer       17,373,124          55,438
              Lowell E. Sears         17,390,275          38,287
              Christopher S. Henney   16,765,309         663,253

     (d) A proposal to approve the 1998 Nonqualified Stock Option Plan was adopted by a vote of 16,474,038 in favor with 858,298 shares against, 96,226 shares abstaining and no shares represented by broker nonvotes.

ITEM 5 - OTHER INFORMATION

 Forward Looking Information and Cautionary Statements: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the level of success in converting customers and distributors of Genzyme Corporation's research product business to the Company and selling the Company's broader range of products to the former Genzyme customers and distributors, the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research into cytokines by the Company's customers, the impact of the growing number of producers of cytokine research products and related price competition, the retention of hematology OEM and proficiency survey business, the Company's expansion of marketing efforts in Europe, and the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

         See exhibit index immediately following signature page.

     B.  REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Registrant for the quarter ended September 30, 1998:

           Form 8-K dated July 1, 1998, reporting under Item 2 the acquisition of the research products business of Genzyme Corporation.

           Form 8-K/A dated July 1, 1998, filed on September 14, 1998, reporting the required financial information related to the above acquisition.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TECHNE CORPORATION
                                (Company)




Date:  November 13, 1998        Thomas E. Oland
                                -------------------------------
                                Thomas E. Oland
                                President, Chief Executive and
                                Financial Officer



                               EXHIBIT INDEX
                                    TO
                                 FORM 10-Q

                            TECHNE CORPORATION


     Exhibit #           Description
     ----------           ------------------
         10.1             1998 Nonqualified Stock Option Plan

         10.2             Form of Stock Option Agreement for 1998
                            Nonqualified Stock Option Plan

         27               Financial Data Schedule