Form 10-Q
period 1998-12-31
TECHNE CORP /MN/
filed 1999-02-12
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998, or


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

At February 1, 1999, 20,088,355 shares of the Company's Common Stock (par value $.01) were outstanding.

                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                         12/31/98        6/30/98
                                       ------------    ------------
    ASSETS

      Cash and cash equivalents        $ 13,651,175   $ 27,372,345
      Short-term investments             12,100,711     15,321,935
      Accounts receivable (net)          12,281,320     10,001,937
      Inventories                         8,614,812      3,810,600
      Deferred income taxes               1,825,000      1,583,000
      Other current assets                  567,302        431,187
                                       ------------   ------------
        Total current assets             49,040,320     58,521,004

      Deferred income taxes               2,347,000      1,798,000
      Fixed assets (net)                 12,454,899     11,687,300
      Intangible assets (net)            50,341,749        293,854
      Other assets                          446,800        618,723
                                       ------------   ------------
        TOTAL ASSETS                   $114,630,768   $ 72,918,881
                                       ============   ============
    LIABILITIES & EQUITY

      Trade accounts payable           $  2,908,066   $  2,203,130
      Salary and related accruals         1,394,560      2,005,428
      Other payables                      5,848,454      1,039,334
      Income taxes payable                2,518,020      2,185,122
                                       ------------   ------------
        Total current liabilities        12,669,100      7,433,014

      Deferred rent                       1,809,300      1,655,100
      Royalty payable                    13,382,000              -

      Common stock, par value $.01 per
        share; authorized 50,000,000;
        issued and outstanding
        20,058,509 and 19,049,983,
        respectively                        200,585        190,500
      Additional paid-in capital         31,634,868     13,714,445
      Retained earnings                  54,483,713     49,446,319
      Accumulated foreign currency
        translation adjustments             451,202        479,503
                                       ------------   ------------
        Total stockholders' equity       86,770,368     63,830,767
                                       ------------   ------------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY         $114,630,768   $ 72,918,881
                                       ============   ============

         See notes to unaudited Consolidated Financial Statements.




                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)


                                  QUARTER ENDED          SIX MONTHS ENDED
                           ------------------------  ------------------------
                            12/31/98     12/31/97     12/31/98     12/31/97
                           -----------  -----------  -----------  -----------

Sales                      $21,464,259  $15,472,857  $42,799,451  $31,010,000
Cost of sales                6,228,253    4,885,856   12,843,130    9,431,762
                           -----------  -----------  -----------  -----------
  Gross margin              15,236,006   10,587,001   29,956,321   21,578,238

Operating expenses
  (income):
  Selling, general and
    administrative           4,468,183    3,850,195    8,899,278    7,853,599
  Research and development   2,941,986    2,515,658    5,694,111    4,981,506
  Amortization expense       2,394,662        9,663    4,789,324       52,134
  Interest income             (230,672)    (286,499)    (443,083)    (530,367)
                           -----------  -----------  -----------  -----------
                             9,574,159    6,089,017   18,939,630   12,356,872
                           -----------  -----------  -----------  -----------
Earnings before
  income taxes               5,661,847    4,497,984   11,016,691    9,221,366
Income taxes                 2,075,000    1,370,000    3,905,000    2,831,000
                           -----------  -----------  -----------  -----------
NET EARNINGS               $ 3,586,847  $ 3,127,984  $ 7,111,691  $ 6,390,366
                           ===========  ===========  ===========  ===========

BASIC EARNINGS PER SHARE   $      0.18  $      0.17  $      0.35  $      0.34

DILUTED EARNINGS PER SHARE $      0.17  $      0.16  $      0.35  $      0.33


         See notes to unaudited Consolidated Financial Statements.



                     TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     SIX MONTHS ENDED
                                               ----------------------------
                                                12/31/98         12/31/97
                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                 $ 7,111,691      $ 6,390,366
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization              5,871,521        1,121,240
      Deferred income taxes                       (795,000)        (273,000)
      Deferred rent                                154,200          356,400
      Tax benefit from exercise of options         179,000           44,000
      Other                                        321,923          273,187
  Change in current assets and current
    liabilities, net of acquisition:
      (Increase) decrease in:
        Accounts receivable                     (2,246,896)         322,086
        Inventories                                902,067           61,271
        Other current assets                      (136,175)         (41,986)
      Increase (decrease) in:
        Trade account/other payables               (60,760)         650,478
        Salary and related accruals               (612,880)         (68,409)
        Income taxes payable                       339,183           91,008
                                               -----------      -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     11,027,874        8,926,641

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition (Note B)                         (24,977,219)               -
  Purchase of short-term investments            (7,277,214)     (14,547,334)
  Proceeds from sale of short-term investments  10,498,438        8,206,450
  Additions to fixed assets                     (1,525,295)      (1,648,881)
  Proceeds from sale of fixed assets                     -          246,728
  Increase in other long term assets              (150,000)               -
                                               -----------      -----------
  NET CASH USED IN INVESTING ACTIVITIES        (23,431,290)      (7,743,037)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                         752,894          367,796
  Repurchase of common stock                    (2,075,683)        (280,000)
                                               -----------      -----------
  NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                        (1,322,789)          87,796

EFFECT OF EXCHANGE RATE CHANGES ON CASH              5,035           30,400
                                               -----------      -----------
NET CHANGE IN CASH AND EQUIVALENTS             (13,721,170)       1,301,800

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD     27,372,345        8,598,367
                                               -----------      -----------
CASH AND EQUIVALENTS AT END OF PERIOD          $13,651,175      $ 9,900,167
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:


                                            12/31/98       6/30/98
                                           -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                      $12,550,320   $10,270,937
    Less reserve for bad debts                 269,000       269,000
                                           -----------   -----------
      NET ACCOUNTS RECEIVABLE              $12,281,320   $10,001,937
                                           ===========   ===========
INVENTORIES
  Raw materials                            $ 1,992,540   $ 2,125,365
  Supplies                                     181,328       145,539
  Finished goods                             6,440,944     1,539,696
                                           -----------   -----------
      TOTAL INVENTORIES                    $ 8,614,812   $ 3,810,600
                                           ===========   ===========
FIXED ASSETS
  Laboratory equipment                     $10,927,794   $ 9,944,951
  Office equipment                           3,077,207     2,923,110
  Leasehold improvements                    10,924,938    10,243,142
                                           -----------   -----------
                                            24,929,939    23,111,203
    Less accumulated depreciation
      and amortization                      12,475,040    11,423,903
                                           -----------   -----------
      NET FIXED ASSETS                     $12,454,899   $11,687,300
                                           ===========   ===========

INTANGIBLE ASSETS
  Customer lists                           $18,010,000   $ 1,010,000
  Technology licensing agreements              500,000       500,000
  Goodwill                                  39,062,766     1,225,547
                                           -----------   -----------
                                            57,572,766     2,735,547
    Less accumulated amortization            7,231,017     2,441,693
                                           -----------   -----------
      NET INTANGIBLE ASSETS                $50,341,749   $   293,854
                                           ===========   ===========

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosures of comprehensive income and its components in the Company's financial statements. The Company's total comprehensive income for the quarters ended December, 1998 and 1997 were $3,418,159 and $3,239,763, respectively. The Company's total comprehensive income for the six months ended December 31, 1998 and 1997 were $7,083,390 and $6,379,860, respectively. The Company's comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

On June 30, 1999, the Company will adopt Statement of Financial
Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about the reportable operating segments of the Company.


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

Pro forma financial information for the quarter and six months ended December 31, 1997, presented as if the acquisition had occurred on July 1, 1997, are as follows (in 000's except earnings per share data):

                                      QUARTER ENDED     SIX MONTHS ENDED
                                      -------------     ----------------
                                       12/31/97             12/31/97
                                      -----------       ----------------
     Sales                              $19,024              $38,082
     Net earnings                           688                1,785
     Basic earnings per share               .03                  .09
     Diluted earnings per share             .03                  .09



C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                    QUARTER ENDED         SIX MONTHS ENDED
                               ----------------------  ----------------------
                                12/31/98    12/31/97    12/31/98    12/31/97
                               ----------  ----------  ----------  ----------
Weighted average common shares
  outstanding--basic           20,048,267  18,898,817  20,082,018  18,883,475
Dilutive effect of stock
  options and warrants            495,235     726,937     461,470     684,750
                               ----------  ----------  ----------  ----------
Average common shares
  outstanding--diluted         20,543,502  19,625,754  20,543,488  19,568,225
                               ==========  ==========  ==========  ==========



D.  SUBSEQUENT EVENT:

On January 22, 1999, the Company entered into agreements to acquire real estate which its wholly-owned subsidiary, R&D Systems, currently occupies in Minneapolis, Minnesota. The purchase price of the properties is approximately $28 million, which will be paid through the issuance of 100,000 shares of Common Stock and cash of approximately $25.8 million. A substantial portion of the cash requirement will be obtained through mortgage financing. The closing of the purchase transaction is expected to be in July, 1999.

In addition to agreements to purchase the currently occupied properties, the Company has acquired options on property adjacent to its R&D Systems' facility to provided future expansion space for the Company.




        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

   Results of Operations Quarter and Six Months Ended December 31, 1998
            vs. Quarter and Six Months Ended December 31, 1997

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

In November 1997, January 1998 and July 1998, Techne purchased a total of
$3 million of preferred stock of ChemoCentryx, Inc. (CCX), representing approximately 37% of issued and outstanding voting shares. In addition, Techne is obligated to purchase up to an additional $2 million of preferred stock over the next year upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, Techne will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties). Techne has consolidated CCX into its financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. CCX is a new technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems.

Net Sales

Net sales for the quarter ended December 31, 1998 were $21,464,259, an increase of $5,991,402 (39%) from the quarter ended December 31, 1997. Sales for the six months ended December 31, 1998 increased $11,789,451 (38%) from $31,010,000 to $42,799,451. R&D Systems sales increased $4,368,189 (40%) and $8,732,439 (38%) for the quarter and six months ended December 31, 1998, respectively. R&D Europe sales increased $1,623,213 (37%) and $3,057,012 (37%) for the quarter and six months ended December 31, 1998, respectively.

The increase in sales for the quarter and six months was due, in part, to the acquisition of Genzyme Corporation's research products business on July 1, 1998. Sales of these products were $1,701,770 and $4,164,797 for the quarter and six months ended December 31, 1998, respectively. In addition, the increase in consolidated sales for the quarter and six months was due to increased sales of R&D Systems' cytokines, antibodies and immunoassay kits to both R&D Systems customers and to former Genzyme customers as they are converted from Genzyme products to R&D Systems products.

Gross Margins

Gross margins, as a percentage of sales, increased slightly from the prior year. Margins for the second quarter of fiscal 1999 were 71.0% compared to 68.4% for the same quarter in fiscal 1998. Margins for the six months ended December 31, 1998 were 70.0% compared to 69.6% for the same period in fiscal 1998.

R&D Europe gross margins decreased from 48.6% to 46.4% for the quarter and from 50.6% to 46.6% for the six months ended December 31, 1998 as a result of the conversion from both manufacturing and sales activities to a sales only function through the transfer of all manufacturing activities to R&D Systems during fiscal 1998. Hematology Division gross margins increased from 42.2% to 47.2% for the quarter and from 45.5% to 46.6% for the six months ended December 31, 1998 as a result of changes in product mix and increased volumes. Biotechnology Division gross margins increased from 70.9% to 72.11% for the quarter, but decreased slightly from 72.0% to 71.0% for the six months ended December 31, 1998. The decrease in Biotechnology Division gross margins for the six months was a result of lower gross profit levels on the inventory acquired from Genzyme during the first quarter of fiscal 1999. In the second quarter, the lower gross profit on Genzyme products was offset by the increased sales of higher margin R&D Systems products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $617,988 (16%) from the second quarter of fiscal 1998 to the second quarter of fiscal 1999. These expenses also increased $1,045,679 (13%) for the first six months of fiscal 1999. The majority of the increase for the quarter and six months was due to additional sales personnel added in the U.S. and Europe as a result of the Genzyme acquisition.

Research and Development Expenses

Research and development expenses increased $426,328 (17%) and $712,605 (14%) for the quarter and six months ended December 31, 1998. The increase related to products currently under development, many of which have been or will be released in fiscal 1999. Products currently under development include both biotechnology and hematology products.

Amortization Expense

Amortization expense increased $2,384,999 and $4,737,190 for the quarter and six months ended December 31, 1998 as a result of the customer list and goodwill associated with the Genzyme acquisition.

Net Earnings

Earnings before income taxes increased $1,163,863 from $4,497,984 in the second quarter of fiscal 1998 to $5,661,847 in the second quarter of fiscal 1999. Earnings before taxes for the six months increased $1,795,325 from $9,221,366 to $11,016,691. The increase in earnings before income taxes was due mainly to an increase in Biotechnology Division earnings of $867,983 and $1,722,086, an increase in R&D Europe earnings of $306,745 and $366,627, and an increase in Hematology Division earnings of $232,478 and $205,050 for the quarter and six months ended December 31, 1998. These increases were reduced by a net loss by CCX in the second quarter and first six months of fiscal 1999.

Income taxes for the quarter and six months ended December 31, 1998 were provided at a rate of approximately 37% and 35% of consolidated pretax earnings compared to 30% and 31% for the prior year. The increase in the tax rate is due to the net loss by CCX in the second quarter and first six months of fiscal 1999 for which no tax benefit has been provided. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                      Liquidity and Capital Resources

At December 31, 1998, cash and cash equivalents and short-term investments were $25,751,886 compared to $42,694,280 at June 30, 1998. The decrease from June 30, 1998 was due to the cash outlay for the Genzyme acquisition. The Company believes it can meet its future cash, working capital and capital addition requirements (excluding real estate to be acquired in July, 1999) through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $11,027,874 from operating activities in the first six months of fiscal 1999 compared to $8,926,641 for the first six months of fiscal 1998. The increase was mainly the result of increased net earnings adjusted for noncash expenses partially offset by increased accounts receivable.

Cash Flows From Investing Activities

On July 1, 1998 the Company acquired the research products business of Genzyme Corporation for $24.76 million cash, $17 million common stock and royalties on the Company's biotechnology sales for five years. Cash and cash equivalents at June 30, 1998 and maturities of short-term investments were used to finance the cash portion of the acquisition.

During the six months ended December 31, 1998 short-term investments decreased by $3,221,224. During the six months ended December 31, 1997, the Company increased short-term investments by $6,340,884. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $1,525,295 for the first six months of fiscal 1999, compared to $1,648,881 for the first six months of fiscal 1998. Included in the fiscal 1999 and 1998 additions were $683,000 and $721,000 for leasehold improvements related to remodeling of facilities by R&D Systems. The remaining additions in fiscal 1999 and 1998 were for laboratory and computer equipment. Total expenditures for capital additions planned for the remainder of fiscal 1999 are expected to cost approximately $4.5 million and are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

Cash of $752,894 and $367,796 was received during the six months ended December 31, 1998 and 1997, respectively, for the exercise of options for 158,420 and 46,540 shares of common stock. During the first six months of fiscal 1998, options for 24,506 shares of common stock were exercised by the surrender of 7,624 shares of the Company's common stock with a fair market value of $126,194.

During the first six months of fiscal 1999 and 1998, the Company purchased and retired 138,600 and 20,000 shares, respectively, of Company common stock at market values of $2,075,683 and $280,000. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $10 million of its common stock. Through February 1, 1999, 575,600 shares have been purchased at a market value of $6,887,547.

The Company has never paid cash dividends and has no plans to do so in fiscal 1999.



    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1998, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $12,100,711. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Historically, the effect of movements in the exchange rates haS been immaterial to the consolidated operating results of the Company.



                       Y2K AND EURO CURRENCY ISSUES

The Company must take steps to ensure that it is not adversely affected by Y2K software failures which may arise in software applications where two-year digits are used to define the applicable year. The Company is conducting a review of all of its computer systems (information technology as well as embedded systems) to identify those areas that could be affected by Year 2000 noncompliance. The Company plans to complete the process of upgrading those systems which may not be Y2K compliant by mid 1999 and does not believe the cost of any such upgrades will be material. The Company is in the process of developing contingency plans should systems fail. The Company has also communicated with many of its suppliers and service providers regarding compliance with Y2K requirements. As a result of such inquiries, no significant deficiencies have been identified. The Company will continue to monitor these third parties for Y2K compliance.

There can be no assurance, however, that there will not be a delay in, or increased costs associated with, upgrading the Company's computer systems, which could have a material adverse effect on the operations and financial position of the Company. In addition, there can be no assurances that the Company's customers and suppliers will not be adversely affected by their own Y2K issues, which may indirectly adversely affect the Company.

The Company has implemented new accounting and operational software at its European subsidiary which accommodated the conversion on January 1, 1999 to a common currency, the "euro," by members of the European Union. The software is also Y2K compliant.



                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     No change.

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     Information relating to the Company's Annual Meeting of Shareholders, held on October 22, 1998 is contained in the Company's Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.

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

     B.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              TECHNE CORPORATION
                              (Company)




Date:  February 12, 1998      Thomas E. Oland
                              --------------------------------
                              Thomas E. Oland
                              President, Chief Executive and
                              Financial Officer





                               EXHIBIT INDEX
                                    TO
                                 FORM 10-Q

                            TECHNE CORPORATION


     Exhibit #            Description
     ----------           ------------------

           10.1 Purchase Agreement dated January 22, 1999, between R&D Systems, Inc. and Hillcrest Development, relating to the purchase of property at 614 and 640 McKinley Place NE and 2201 Kennedy Street in Minneapolis, Minnesota and First Amendment to the Purchase Agreement, dated February 5, 1999


           27            Financial Data Schedule