Form 10-Q
period 1999-03-31
TECHNE CORP /MN/
filed 1999-05-14
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999, or

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

At May 3, 1999, 20,201,423 shares of the Company's Common Stock (par value $.01) were outstanding.

                     PART I - FINANCIAL INFORMATION

                      ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                      3/31/99        6/30/98
                                    ------------   -----------
ASSETS
  Cash and cash equivalents         $ 11,258,651   $27,372,345
  Short-term investments              14,495,879    15,321,935
  Accounts receivable (net)           13,643,737    10,001,937
  Inventories                          7,189,577     3,810,600
  Deferred income taxes                1,787,000     1,583,000
  Other current assets                   619,822       431,187
                                    ------------   -----------
    Total current assets              48,994,666    58,521,004

  Deferred income taxes                2,767,000     1,798,000
  Fixed assets (net)                  13,469,818    11,687,300
  Intangible assets (net)             47,959,411       293,854
  Real estate deposit (Note D)         6,249,018             -
  Other assets                         1,010,800       618,723
                                    ------------   -----------
    TOTAL ASSETS                    $120,450,713   $72,918,881
                                    ============   ===========

LIABILITIES & EQUITY
  Trade accounts payable            $  2,642,008   $ 2,203,130
  Salary and related accruals          2,124,459     2,005,428
  Other payables                       5,695,961     1,039,334
  Income taxes payable                 1,907,060     2,185,122
                                    ------------   -----------
    Total current liabilities         12,369,488     7,433,014

  Deferred rent                        1,886,400     1,655,100
  Royalty payable                     12,459,000             -

  Common stock, par value $.01 per
    share; authorized 50,000,000;
    issued and outstanding
    20,196,055 and 19,049,983,
    respectively                         201,961       190,500
  Additional paid-in capital          34,357,540    13,714,445
  Retained earnings                   58,928,276    49,446,319
  Accumulated foreign currency
    Translation adjustments              248,048       479,503
                                    ------------   -----------
    Total stockholders' equity        93,735,825    63,830,767
                                    ------------   -----------
    TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY       $120,450,713   $72,918,881
                                    ============   ===========

       See notes to unaudited Consolidated Financial Statements.



                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                QUARTER ENDED            NINE MONTHS ENDED
                           ------------------------   ------------------------
                             3/31/99      3/31/98       3/31/99      3/31/98
                           -----------  -----------   -----------  -----------
Sales                      $23,789,055  $17,698,472   $66,588,506  $48,708,472
Cost of sales                7,169,105    5,490,966    20,012,235   14,922,728
                           -----------  -----------   -----------  -----------
  Gross margin              16,619,950   12,207,506    46,576,271   33,785,744


Operating expenses
  (income):
  Selling, general and
    administrative           4,268,228    3,748,958    13,167,506   11,602,557
  Research and development   3,004,721    2,725,251     8,698,832    7,706,757
  Amortization expense       2,394,662        9,662     7,183,986       61,796
  Interest income             (227,664)    (314,023)     (670,747)    (844,390)
                           -----------  -----------   -----------  -----------
                             9,439,947    6,169,848    28,379,577   18,526,720
                           -----------  -----------   -----------  -----------
Earnings before
  income taxes               7,180,003    6,037,658    18,196,694   15,259,024
Income taxes                 2,643,000    2,015,000     6,548,000    4,846,000
                           -----------  -----------   -----------  -----------
NET EARNINGS               $ 4,537,003  $ 4,022,658   $11,648,694  $10,413,024
                           ===========  ===========   ===========  ===========

BASIC EARNINGS PER SHARE   $      0.23  $      0.21   $      0.58  $      0.55

DILUTED EARNINGS PER SHARE $      0.22  $      0.20   $      0.56  $      0.53

            See notes to unaudited Consolidated Financial Statements.




                       TECHNE CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   NINE MONTHS ENDED
                                               -------------------------
                                                 3/31/99       3/31/98
                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                 $11,648,694   $10,413,024
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                8,830,039     1,699,813
    Deferred income taxes                       (1,200,000)     (181,000)
    Deferred rent                                  231,300       534,600
    Tax benefit from exercise of options           413,000       127,000
    Other                                          402,271       205,900
  Change in current assets and current
   liabilities, net of acquisition:
    (Increase) decrease in:
      Accounts receivable                       (3,780,606)   (1,152,283)
      Inventories                                2,295,976       192,467
      Other current assets                         (43,544)       (7,503)
    Increase (decrease) in:
      Trade account/other payables              (1,373,875)    1,131,345
      Salary and related accruals                  123,255       225,532
      Income taxes payable                        (244,582)      392,725
                                               -----------   -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     17,301,928    13,581,620

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition (Note B)                         (24,989,543)            -
  Purchase of short-term investments           (11,637,214)  (20,145,831)
  Proceeds from sale of short-term investments  12,463,270    11,968,197
  Additions to fixed assets                     (3,121,109)   (2,443,887)
  Real estate deposit (Note D)                  (4,088,188)            -
  Proceeds from sale of fixed assets                     -       246,503
  Increase in other long term assetS              (900,000)     (150,000)
                                               -----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES        (32,272,784)  (10,525,018)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                         989,672       653,488
  Repurchase of common stock                    (2,075,683)     (280,000)
                                               -----------   -----------
  NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                        (1,086,011)      373,488

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (56,827)      111,134
                                               -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS             (16,113,694)    3,541,224

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD     27,372,345     8,598,367
                                               -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD          $11,258,651   $12,139,591
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                           3/31/99       6/30/98
                                         -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                    $13,909,737   $10,270,937
    Less reserve for bad debts               266,000       269,000
                                         -----------   -----------
      NET ACCOUNTS RECEIVABLE            $13,643,737   $10,001,937
                                         ===========   ===========
INVENTORIES
  Raw materials                          $ 2,070,248   $ 2,125,365
  Supplies                                   141,033       145,539
  Finished goods                           4,978,296     1,539,696
                                         -----------   -----------
      TOTAL INVENTORIES                  $ 7,189,577   $ 3,810,600
                                         ===========   ===========

FIXED ASSETS
  Laboratory equipment                   $11,108,313   $ 9,944,951
  Office equipment                         3,107,723     2,923,110
  Leasehold improvements                  11,938,979    10,243,142
                                         -----------   -----------
                                          26,155,015    23,111,203
    Less accumulated depreciation
      and amortization                    12,685,197    11,423,903
                                         -----------   -----------
     NET FIXED ASSETS                    $13,469,818   $11,687,300
                                         ===========   ===========

INTANGIBLE ASSETS
  Customer list                          $18,010,000   $ 1,010,000
  Technology licensing agreements            500,000       500,000
  Goodwill                                39,075,090     1,225,547
                                         -----------   -----------
                                          57,585,090     2,735,547
    Less accumulated amortization          9,625,679     2,441,693
                                         -----------   -----------
      NET INTANGIBLE ASSETS              $47,959,411   $   293,854
                                         ===========   ===========

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosures of comprehensive income and its components in the Company's financial statements. The Company's total comprehensive income for the quarters ended March 31, 1999 and 1998 were $4,333,849 and $4,104,732, respectively. The
Company's total comprehensive income for the nine months ended March 31, 1999 and 1998 were $11,417,239 and $10,484,592, respectively. The Company's comprehensive income consists of net income, unrealized holding gains and losses on securities and foreign currency translation adjustments.

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

Pro forma financial information for the quarter and nine months ended March 31, 1998, presented as if the acquisition had occurred on July 1, 1997, are as follows (in 000's except earnings per share data):

                                      QUARTER ENDED   NINE MONTHS ENDED
                                      -------------   -----------------
                                         3/31/98           3/31/98
                                         -------           -------
 Sales                                   $21,526           $59,608
 Net earnings                              1,572             3,357
 Basic earnings per share                    .08               .17
 Diluted earnings per share                  .08               .16


C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                   QUARTER ENDED          NINE MONTHS ENDED
                               ----------------------   ----------------------
                                 3/31/99     3/31/98      3/31/99     3/31/98
                               ----------  ----------   ----------  ----------
Weighted average common shares
  outstanding-basic            20,124,535  19,005,562   20,096,055  18,923,525
Dilutive effect of stock
 options and warrants             667,536     637,260      530,168     668,917
                               ----------  ----------   ----------  ----------
Average common shares
 outstanding--diluted          20,792,071  19,642,822   20,626,223  19,592,442
                               ==========  ==========   ==========  ==========

D.  REAL ESTATE ACQUISITION:

On January 22, 1999, the Company entered into agreements to acquire real estate which its wholly-owned subsidiary, R&D Systems, currently occupies in Minneapolis, Minnesota. The purchase price of the properties is approximately $28 million. Cash of $4 million and 100,000 shares of Common Stock valued at $2.16 million were placed in escrow during the third quarter of fiscal 1999 in anticipation of the expected closing in July, 1999. The remainder of the purchase price is expected to be obtained through mortgage financing.

In addition to agreements to purchase the currently occupied properties, the Company has acquired options on property adjacent to its R&D Systems' facility to provide future expansion space for the Company.



       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

      Results of Operations Quarter and Nine Months Ended March 31, 1999
              vs. Quarter and Nine Months Ended March 31, 1998

Techne Corporation (Techne) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division manufactures purified cytokines (proteins), antibodies and assay kits, which are sold primarily to biomedical researchers and clinical research laboratories.
The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe sells R&D Systems' biotechnology products in Europe, both directly and through a sales subsidiary in Germany. The Company has a foreign sales corporation, Techne Export Inc.

From November 1997 through March 1999, Techne purchased a total of $4 million of preferred stock of ChemoCentryx, Inc. (CCX), representing approximately 44% of issued and outstanding voting shares. In addition, Techne is obligated to purchase up to an additional $1 million of preferred stock in fiscal 2000 upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, Techne will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties). Techne has consolidated CCX into its financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. CCX is a new technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems.

Net Sales

Net sales for the quarter ended March 31, 1999 were $23,789,055, an increase of $6,090,583 (34%) from the quarter ended March 31, 1998. Sales for the nine months ended March 31, 1999 increased $17,880,034 (37%) from $48,708,472 to
$66,588,506.  R&D Systems sales increased $4,788,711 (37%) and $13,521,150 (38%)
for the quarter and nine months ended March 31, 1999, respectively. R&D Europe sales increased $1,301,872 (27%) and $4,358,884 (33%) for the quarter and nine months ended March 31, 1999, respectively.

The increase in sales for the quarter and nine months was due, in part, to the acquisition of Genzyme Corporation's research products business on July 1, 1998. In addition, the increase in consolidated sales for the quarter and nine months was due to increased sales of R&D Systems' cytokines, antibodies and immunoassay kits to both R&D Systems customers and to former Genzyme customers as they are converted from Genzyme products to R&D Systems products.

Gross Margins

Gross margins, as a percentage of sales, increased slightly from the prior year. Margins for the third quarter of fiscal 1999 were 69.9% compared to 69.0% for the same quarter in fiscal 1998. Margins for the nine months ended March 31, 1999 were 70.0% compared to 69.4% for the same period in fiscal 1998.

R&D Europe gross margins increased from 41.3% to 47.8% for the quarter and from 46.1% to 46.8% for the nine months ended March 31, 1999. Hematology Division gross margins increased from 44.4% to 45.7% for the quarter and from 45.1% to 46.3% for the nine months ended March 31, 1999 as a result of changes in product mix and increased volumes. Biotechnology Division gross margins decreased from 72.5% to 70.2% for the quarter and from 72.2% to 70.7% for the nine months ended March 31, 1999. The decrease in Biotechnology Division gross margins for the quarter and nine months was a result of lower gross profit levels on the inventory acquired from Genzyme and the write-off of obsolete Genzyme packaging and kit components due to a more rapid conversion of customers to R&D Systems labeled product than anticipated.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $519,270 (14%) from the third quarter of fiscal 1998 to the third quarter of fiscal 1999. These expenses also increased $1,564,949 (13%) for the first nine months of fiscal 1999. The majority of the increase for the quarter and nine months was due to additional sales personnel added in the U.S. and Europe as a result of the Genzyme acquisition and additional advertising and promotion activities.

Research and Development Expenses

Research and development expenses increased $279,470 (10%) and $992,075 (13%) for the quarter and nine months ended March 31, 1999. The increase related to products currently under development, many of which have been or will be released in fiscal 1999 and fiscal 2000. Products currently under development include both biotechnology and hematology products.

Amortization Expense

Amortization expense increased for the quarter and nine months ended March 31, 1999 as a result of the customer list and goodwill associated with the Genzyme acquisition.

Net Earnings

Earnings before income taxes increased $1,142,345 from $6,037,658 in the third quarter of fiscal 1998 to $7,180,003 in the third quarter of fiscal 1999. Earnings before taxes for the nine months increased $2,937,670 from $15,259,024 to $18,196,694. The increase in earnings before income taxes was due mainly to an increase in Biotechnology Division earnings of $707,987 and $2,430,073, an increase in R&D Europe earnings of $451,449 and $818,129, and an increase in Hematology Division earnings of $188,618 and $393,668 for the quarter and nine months ended March 31, 1999. These increases were offset by increased net losses of CCX of $139,548 and $751,886 for the quarter and nine months ended March 31, 1999.

Income taxes for the quarter and nine months ended March 31, 1999 were provided at a rate of approximately 37% and 36% of consolidated pretax earnings compared to 33% and 32% for the prior year. The increase in the tax rate is mainly due to the net loss by CCX in the third quarter and first nine months of fiscal 1999 for which no tax benefit has been provided. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.



                   Liquidity and Capital Resources

At March 31, 1999, cash and cash equivalents and short-term investments were $25,754,530 compared to $42,694,280 at June 30, 1998. The decrease from June 30, 1998 was due to the cash outlay for the Genzyme acquisition. The Company believes it can meet its future cash, working capital and capital addition requirements (excluding real estate to be acquired in July, 1999) through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $17,301,928 from operating activities in the first nine months of fiscal 1999 compared to $13,581,620 for the first nine months of fiscal 1998. The increase was mainly the result of increased net earnings adjusted for noncash expenses partially offset by decreased trade accounts and other payables.

Cash Flows From Investing Activities

On July 1, 1998 the Company acquired the research products business of Genzyme Corporation for $24.76 million cash, $17 million common stock and royalties on the Company's biotechnology sales for five years. Cash and cash equivalents at June 30, 1998 and maturities of short-term investments were used to finance the cash portion of the acquisition.

During the nine months ended March 31, 1999 short-term investments decreased by $826,056. During the nine months ended March 31, 1998, the Company increased short-term investments by $8,177,634. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital additions were $3,121,109 for the first nine months of fiscal 1999, compared to $2,443,887 for the first nine months of fiscal 1998. Included in the fiscal 1999 and 1998 additions were $1,703,000 and $1,180,110 for leasehold improvements related to remodeling of facilities by R&D Systems. The remaining additions in fiscal 1999 and 1998 were for laboratory and computer equipment. Total expenditures for capital additions and leasehold improvements planned for the remainder of fiscal 1999 are expected to cost approximately $3.0 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the third quarter of fiscal 1999, the Company placed $4 million in escrow as a deposit on real estate it plans to acquire in July 1999.

Cash Flows From Financing Activities

Cash of $989,672 and $653,488 was received during the nine months ended March 31, 1999 and 1998, respectively, for the exercise of options for 181,870 and 73,791 shares of common stock. During the first nine months of fiscal 1999 and 1998, options for 20,000 and 55,835 shares of common stock were exercised by the surrender of 4,404 and 20,624 shares of the Company's common stock with fair market values of $92,424 and $360,194, respectively.

During the first nine months of fiscal 1999 and 1998, the Company purchased and retired 138,600 and 20,000 shares, respectively, of Company common stock at market values of $2,075,683 and $280,000. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $10 million of its common stock. Through May 3, 1999, 575,600 shares have been purchased at a market value of $6,887,847.

The Company has never paid cash dividends and has no plans to do so in fiscal 1999.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $14,495,879. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect to recognize an adverse impact in income or cash flows.

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



                      Y2K AND EURO CURRENCY ISSUES

The Company must take steps to ensure that it is not adversely affected by Y2K software failures which may arise in software applications where two-year digits are used to define the applicable year. The Company is conducting a review of all of its computer systems (information technology as well as embedded systems) to identify those areas that could be affected by Y2K noncompliance. The Company plans to complete the process of upgrading those systems which may not be Y2K compliant by mid 1999 and does not believe the cost of any such upgrades will be material. The Company is in the process of developing contingency plans should systems fail. The Company has also communicated with many of its suppliers and service providers regarding compliance with Y2K requirements. As a result of such inquiries, no significant deficiencies have been identified. The Company will continue to monitor these third parties for Y2K compliance.

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

The Company has implemented new accounting and operational software at its European subsidiary, which accommodated the conversion on January 1, 1999 to a common currency, the "Euro," by members of the European Union. The software is also Y2K compliant.




                      PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

No change

ITEM 2 - CHANGES IN SECURITIES

Effective February 26, 1999, the Company issued to Hillcrest Development, a Minnesota Limited Partnership, 100,000 shares of Common Stock in connection with the acquisition of real estate. The number of shares issued was based on $21.6083 per share, being the average market value of the Company's Common Stock during the 15 trading days prior to February 26, 1999. The issuance of such securities was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. Hillcrest represented its intention to acquire the stock for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the stock certificate representing the shares.

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

  B.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1999.



                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TECHNE CORPORATION
                             (Company)




Date:  May 14, 1999           /s/ Thomas E. Oland
                             -------------------------------
                             Thomas E. Oland
                             President, Chief Executive and
                             Financial Officer



                            EXHIBIT INDEX
                                 TO
                              FORM 10-Q

                          TECHNE CORPORATION


Exhibit #     Description
----------    ------------------
10.1          Extension, dated March 31, 1999, to Employment
              Agreement with Thomas C. Detwiler, Ph.D.

10.2          Extension, dated March 31, 1999, to Employment
              Agreement with Monica Tsang, Ph.D.

10.3          Extension, dated March 31, 1999, to Employment
              Agreement with Marcel Veronneau.

10.4 Second Amendment, dated February 2, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development relating to the purchase of property at 614 and 640 McKinley Place NE and 2201 Kennedy Street in Minneapolis, Minnesota

10.5          Third Amendment, dated April 3, 1999, to Purchase
              Agreement dated January 22, 1999 between R&D Systems, Inc. and Hilllcrest Development.

10.6 Phase I Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2101 Kennedy Street in Minneapolis, Minnesota.

10.7 First Amendment, dated April 10, 1999, to Phase I Option Agreement dated February 10, 1999.

10.8 Phase II Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2001 Kennedy Street in Minneapolis, Minnesota.

27            Financial Data Schedule