Form 10-K
period 1999-06-30
TECHNE CORP /MN/
filed 1999-09-27
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

         (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 1999

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (    )

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 14, 1999 as reported on The Nasdaq Stock Market was approximately $374,212,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 14, 1999:
20,163,192

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                    PART I


                               ITEM 1.  BUSINESS


OVERVIEW

Techne Corporation (the "Company") is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major operating segments are hematology controls, which are used in hospital and clinical laboratories to check the accuracy of blood analysis instruments, and biotechnology products including purified proteins (cytokines) and antibodies which are sold exclusively to the research market, and assay kits which are sold to the research and clinical diagnostic markets. R&D Europe distributes R&D Systems' biotechnology products in Europe. R&D Europe has a German sales subsidiary, R&D Systems GmbH (R&D GmbH). The Company also has a foreign sales corporation, Techne Export Inc.

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

In 1985 R&D Systems entered the research reagent market with its first cytokine, TGF-beta. Cytokines are specialized protein molecules that stimulate or suppress various cell functions in the body. Cytokines are in demand by biomedical researchers who want to learn more about their diverse effects. Encouraged by its success in the cytokine market, R&D Systems formed a biotechnology division in 1986 with the goal of producing and marketing a wide range of human cytokines through genetic engineering. Recombinant DNA technology offers several advantages over extraction of these proteins from natural sources, including lower production cost and potentially unlimited supply.

On August 19, 1991, R&D Systems purchased Amgen Inc.'s research reagent and diagnostic assay kit business. With this purchase, R&D Systems obtained Amgen's Erythropoietin (EPO) kit, the Company's first enzyme-linked immunosorbent assay kit for a cytokine that had been cleared by the FDA for clinical diagnostic use. This acquisition established R&D Systems as a leader in cytokine diagnostic assays.

In July 1993, the Company acquired its European biotechnology distributor, British Bio-technology Products Ltd. (renamed R&D Systems Europe Ltd.) from British Bio-technology Group plc. R&D Europe distributes biotechnology products developed by R&D Systems.

During fiscal 1998 and 1999, the Company made equity investments in the preferred stock of ChemoCentryx, Inc. (CCX), a new technology and drug development company. The investment gives Techne a 43% interest in CCX. In addition to the equity investment and joint research efforts, the Company obtained research and diagnostic market rights to all products discovered or developed by CCX.

On July 1, 1998, R&D Systems purchased Genzyme Corporation's research products business. This acquisition establishes R&D Systems as the world's leading supplier of research and diagnostic cytokine products.


THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 1999, R&D Systems' Hematology Division revenues accounted for approximately 14% of consolidated revenues of $90,900,697. Revenues from R&D Systems' Biotechnology Division and R&D Europe were 60% and 26% of consolidated revenues, respectively.


                             Biotechnology Products

R&D Systems is the world's leading supplier of cytokines and cytokine-related reagents to the biotechnology research community. These valuable proteins exist in minute amounts in different types of cells and can be extracted from these cells or made through recombinant DNA technology. In 1985, R&D Systems introduced its first cytokine and continues to add to this product line. The first cytokines were extracted from natural sources (human and porcine platelets and bovine brain). Currently almost all of cytokines are produced by recombinant DNA technology. R&D Systems also sells antibodies for specific cytokines, cytokine assay kits, clinical diagnostic kits, kits for cytokine receptor binding studies, and related research reagents.

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

R&D Systems' Biotechnology Division was formed in response to a growing need for highly purified biologically active proteins. R&D Systems believes that its cytokines are addressing this growing demand for these products within the scientific research community.

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

  Assay Kits. This product line includes R&D Systems' human and murine (mouse and rat) Quantikine kits which allow research scientists to quantify the amount of a specific cytokine in a sample of blood or tissue. Also included in this product line are assay kits, developed by R&D Europe, to quantify adhesion molecules. These kits are used by research scientists to measure cellular adhesion molecules in serum, plasma, or cell culture media. Cellular adhesion molecules facilitate the movement of infection fighting cells out of the blood stream to the site of infections.

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

Blood is composed of plasma, the fluid portion of which is mainly water, and blood cells, which are suspended in the plasma. There are three basic types of blood cells: red cells, white cells and platelets. About 95 percent of the blood cells are red cells. Their main job is to transport oxygen from the lungs throughout the body, which they do by being rich in hemoglobin. White cells defend the body against foreign invaders. Platelets serve as a "plug" to stem blood flow at the site of an injury by sticking together and to the damaged tissue.

The formed elements of blood (red cells, white cells and platelets) differ a great deal in size and concentration. The white cells are the largest in size and platelets the smallest. The red cells are the most numerous. The average adult has from 20 to 30 trillion red cells. For every 500 red cells there are approximately one white cell and about 20 platelets. As noted above, hematology controls are used in automatic and semiautomatic cell counting analyzers to make sure these instruments are counting blood cells accurately. One of the most frequently performed laboratory tests on a blood sample is called a complete blood count, or CBC for short. Doctors use this test in disease screening and diagnosis. More than a billion of these tests are done every year, the great majority with cell counting instruments. In most laboratories the CBC consists of the white cell count, the red cell count, the hemoglobin reading, and the hematocrit reading or the percent of red cells in a volume of whole blood after it has been centrifuged. Also included in a CBC test is the differential which numbers and classifies the different types of white cells.

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

The Hematology Division of R&D Systems offers a complete line of hematology controls and calibrators for both impedance and laser type cell counters. R&D Systems believes its products have improved stability and versatility and a longer shelf life than most of those of its competitors. The Hematology Division supplies hematology control products for use as proficiency testing materials by laboratory certifying authorities of a number of states and countries. All products are priced competitively and come with an unconditional money back guarantee. R&D Systems recognizes that developing technologies for cell counting instruments will require increasingly sophisticated and high-quality controls and is prepared to meet this challenge.


Current Retail Hematology Products

  Impedance-Type Whole Blood Controls/Calibrators. The Hematology Division of R&D Systems currently produces controls and calibrators for the following impedance-type instruments: Abbott Cell-Dyn, ABX, Beckman Coulter, Danam, Hycel, Roche and TOA Sysmex instruments.

  Laser-Type Whole Blood Controls/Calibrators. Currently produced controls and calibrators for laser-type instruments include products for the following: Abbott Cell-Dyn 3000, 2500 and 4000 instruments, ABX instruments, Bayer H series instruments, and the TOA Sysmex NE-8000 and NE-5500 instruments.

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

  Erythrocyte Sedimentation Rate Control. This product is designed to monitor erythrocyte sedimentation rate tests.

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

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 1999 and is continuously working on product improvements and enhancements.

There is no assurance that any of the products in the research and development phase can be developed, or, if developed, can be successfully introduced into the marketplace.

Expenditures for research and development activities were $12,004,798, $10,637,804 and $11,701,822 for fiscal years 1999, 1998 and 1997, respectively.


BUSINESS RELATIONSHIPS

During fiscal 1998 and 1999, Techne purchased a total of $4 million of convertible preferred stock of ChemoCentryx, Inc. (CCX), representing approximately 43% of issued and outstanding voting shares. CCX is a new technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. Techne is obligated to purchase up to an additional $1 million of convertible preferred stock in fiscal 2000 upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, Techne will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties). Techne has accounted for the investment under the equity method of accounting and recognizes 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX.

Original Equipment Manufacturers (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal year 1999, OEM contracts accounted for $5,724,486 or 45% of Hematology Division revenues and 6% of total consolidated revenues.


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

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission and has been granted a NRC License due to expire in April 2000. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 2000. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they wouldn't be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.


AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company's hematology controls is whole blood. Human blood is purchased from commercial blood banks and porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased owing largely to the requirement that it be tested for HIV ("AIDS") antibodies and hepatitis, R&D Systems does not anticipate that the higher cost of these materials will have a seriously adverse effect on its business. R&D Systems does not perform its own testing for the AIDS antibodies as the supplier tests all human blood purchased. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.


PATENTS AND TRADEMARKS

R&D Systems owns patent protection for certain hematology controls. R&D Systems may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained.

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

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 1999, total royalties accrued under these licenses were approximately $1,750,000.

R&D Systems has obtained federal trademark registration for its hematology control trademark CBC-3D, CBC-7, CBC-8, PLATELET-TROL and StatusFlow and claims common law rights in the trademarks CBC-CAL PLUS, CBC-CAL KIT, CBC-TECH, TECH-CAL, CBC-3K, 3K-CAL and CBC-NE. R&D Systems has also obtained the Quantikine, Fluorokine, QuantiGlo, Parameter, Surfacemark and IVD trademarks.


SEASONALITY OF BUSINESS

Sales of the products manufactured by R&D Systems and R&D Europe are not seasonal, although R&D Europe historically experiences a slowing of sales during the summer months.


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal years 1999, 1998 and 1997.


BACKLOG

There was no significant backlog for the Company's products as of the date of this report or as of a comparable date for fiscal 1998.


COMPETITION

The market for cytokines and research diagnostic assay kits in the United States and Europe is being supplied by a number of biotechnology companies, including BioSource International, Endogen Corp., Sigma Chemical Co., Amersham Pharmacia and CN Biosciences. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality and competitive pricing, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain the leader in the growing biotechnology research and diagnostic market.

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


EMPLOYEES

R&D Systems had 352 full-time and 48 part-time employees as of June 30, 1999. R&D Europe had 50 full-time and 9 part-time employees as of June 30, 1999, including 10 full-time and 2 part-time at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, England and Germany had no material effect on R&D Systems or R&D Europe in fiscal year 1999.


FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations (all amounts are in thousands of US dollars):

                                       Fiscal Years Ended June 30,
                                       ---------------------------
                                     1999        1998      1997
                                   --------    -------   -------
Net Sales to External Customers
Hematology Division:
    US                             $ 10,549    $ 9,933   $ 8,684
    Other                             2,125      1,851     1,586
Biotechnology Division:
    US                               43,712     30,113    25,998
    Other                            11,249      7,601     5,741
R&D Europe:
    Other                            23,266     17,794    18,915

Gross Margin
R&D Systems (US)                     52,791     38,826    31,907
R&D Europe (England)                  9,490      7,519     9,176
R&D GmbH (Germany)                    1,296        937       746

Net Earnings (Loss)
Parent and R&D Systems (US)          15,230     13,689    10,107
R&D Europe (England)                  2,835      2,160       896
R&D GmbH (Germany)                        8          6      (121)
ChemoCentryx (US)                    (1,417)      (672)        -

Identifiable Assets
Parent and R&D Systems (US)         112,327     64,169    46,760
R&D Europe (England)                 10,213      7,831     6,547
R&D GmbH (Germany)                    1,261        785       615



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


                             ITEM 2.  PROPERTIES

Through June 30, 1999, the Company's R&D Systems subsidiary leased space in
three connected buildings located in Minneapolis, Minnesota.   Base rent for
fiscal 1999 was $2,290,000. On July 1, 1999, the Company purchased these buildings for approximately $28 million. The main building, consisting of approximately 85,000 square feet, is located at 614 McKinley Place N.E., and houses administrative, marketing and Biotechnology Division manufacturing and research operations. Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. and cover approximately 47,000 square feet. The third building is located at 2201 Kennedy Street and houses administrative and Biotechnology Division manufacturing and research operations. The Company will fully occupy this 205,000 square foot building by the end of calendar 1999. The Company also occupies an additional 20,000 square feet in space connecting the three buildings. This area houses a
lunchroom, a library and additional warehouse space.   The above space is
believed to be adequate to house the Company's R&D Systems operations for approximately two years. The Company has entered into two option agreements for real estate adjacent to the current facility. The options are exercisable through November 2001 and January 2005 on the two properties, respectively.

R&D Europe sub-leases approximately 12,500 square feet in one building in Abingdon, England. The sub-lease on the building expires in June 2000 and R&D Europe has reached an agreement to lease approximately 17,000 square feet in a building soon to be constructed less than one mile from its current location. Rental rates for the new facility are expected to be slightly higher than rates under the current sub-lease. Base rent for the above space was $181,000 in fiscal 1999.

R&D GmbH leases approximately 2,300 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent was $36,000 in fiscal 1999.

The Company believes the acquired property, purchase options and leased property discussed above are adequate to meet its occupancy needs in the foreseeable future.


                          ITEM 3.  LEGAL PROCEEDINGS

The Company was sued by Streck Laboratories, Inc. ("Streck") in the United States District Court for the District of Nebraska in Omaha on November 5, 1997. Streck alleges in its complaint that the Company infringes three patents Streck has obtained on white blood cell hematology controls, one of which was issued in November, 1993, and the other two in the fall of 1997. Streck seeks an unspecified amount of damages, an injunction prohibiting further infringement, reasonable attorneys' fees, and costs. The Company has answered the complaint, denied infringement and asserted counterclaims against Streck seeking to have the patents declared invalid and/or not infringed. Discovery in the case is presently stayed by the Court and would have to be renewed before the case could go to trial. It is unlikely the case will go to trial in fiscal 2000.


            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1999 fiscal year.



                        EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:


      Name        Age  Position                               Officer Since
      ----        ---  --------                               -------------
Thomas E. Oland   58   Chairman of the Board, President,
                         Treasurer and Director                 1985

Dr. Monica Tsang  54   Vice President, Research                 1995

Dr. Thomas C.
  Detwiler        66   Vice President, Scientific and
                         Regulatory Affairs                     1995

Marcel Veronneau  45   Vice President, Hematology Operations    1995


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

An additional officer, Dr. James A. Weatherbee, who served as Vice President and Chief Scientific Officer since 1995, is on medical leave. Dr. Weatherbee and Dr. Tsang are husband and wife.



                                   PART II

                ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Exchange under the symbol "TECH." The following table sets forth for the periods indicated the range of the closing price per share for the Company as reported by NASDAQ.

                      1999 PRICE                  1998 PRICE
                  HIGH           LOW          HIGH           LOW
              -----------   -----------   -----------   -----------
1st Quarter    $  18.69      $  12.25      $  17.75      $  13.44
2nd Quarter       21.13         13.00         19.75         15.63
3rd Quarter       28.88         20.50         20.00         16.94
4th Quarter       29.50         23.55         19.88         16.00


As of September 14, 1999, there were approximately 350 shareholders of record. As of September 14, 1999, there were over 6,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.


                     ITEM 6.  SELECTED FINANCIAL DATA

                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE, EARNINGS AND CASH FLOW
DATA FOR THE YEARS ENDED JUNE 30  1999(1)    1998     1997     1996     1995
-------------------------------- ---------  -------  -------  -------  -------
Net sales                        $ 90,901   $67,291  $60,924  $54,589  $47,716
Gross margin                         69.9%     70.3%    68.7%    65.2%    61.3%
Selling, general and
 administrative expense              18.6%     22.8%    23.9%    23.7%    23.4%
Research and development
 expenses                            13.2%     15.8%    19.2%    19.1%    18.0%
Interest expense                       --        --       29        2        9
Earnings before income taxes       26,054    22,411   15,988   12,592    9,648
Net earnings                       16,656    15,183   10,882    8,638    6,706
Diluted earnings per share           0.81      0.77     0.56     0.44     0.35
Capital expenditures                5,564     2,780    4,243    6,377    1,311
Depreciation and amortization      11,890     2,303    2,322    1,872    1,655
Change in net working capital     (12,544)   15,033    6,639    4,573    6,310
Net cash provided by operating
 activities                        28,422    20,875   12,477    9,760    7,314
Return on sales                      18.3%     22.6%    17.9%    15.8%    14.1%
Return on average equity             20.7%     27.1%    25.0%    25.3%    25.6%

                                                        -
BALANCE SHEET, COMMON STOCK AND
EMPLOYEE DATA AS OF JUNE 30       1999(1)    1998     1997     1996     1995
-------------------------------- ---------  -------  -------  -------  -------
Cash, cash equivalents and
 short-term investments          $ 29,114   $41,436  $24,752  $19,250  $15,945
Receivables                        13,520    10,002    9,114    8,380    7,386
Inventories                         5,715     3,811    4,087    3,653    3,266
Working capital                    37,388    49,932   34,899   28,260   23,687
Total assets                      123,801    72,785   53,922   44,393   34,062
Long-term debt                         --        --       --       --       --
Stockholders' equity               96,838    63,831   48,081   38,874   29,520
Average common and common
 equivalent shares (in thousands)  20,687    19,608   19,463   19,443   19,044
Book value per share                 4.81      3.35     2.55     2.04     1.57
Share price(4):
 High                               29.50     20.00     15.25    16.50    7.94
 Low                                12.25     13.44     10.13     6.63    4.38
Price to earnings ratio                31        25        27       33      19
Current ratio                        3.78      7.84      8.12     6.62    6.75
Quick ratio                          3.17      7.05      6.91     5.49    5.66
Full-time employees                   402       356       326      341     315


(1) The Company acquired the research products business of Genzyme Corporation on July 1, 1998.

The Company has not declared any cash dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY STRUCTURE


TECHNE (the Company) has two operating subsidiaries: R&D Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two operating segments: its Biotechnology Division and its Hematology Division. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Europe, the Company's third operating segment, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. R&D Europe has a German sales subsidiary, R&D Systems GmbH. The Company also has a foreign sales corporation, Techne Export Inc.


RESULTS OF OPERATIONS

Net sales for fiscal 1999 were $90,900,697, an increase of $23,609,259 (35%) from fiscal 1998. Sales by R&D Systems for the period increased $18,136,520 (37%), while sales by R&D Europe increased $5,472,739 (31%). The increase in consolidated sales for the fiscal year was due, in part, to the acquisition of Genzyme Corporation's research products business on July 1, 1998. In addition, the increase in consolidated sales was due to increased sales of R&D Systems products to both R&D Systems customers and to former Genzyme customers as they were converted from Genzyme products to R&D Systems products.

Net sales for fiscal 1998 were $67,291,438, an increase of $6,367,688 (10%) From fiscal 1997. Sales by R&D Systems for the period increased $7,489,032 (18%), while sales by R&D Europe decreased $1,121,344 (6%). The increase in consolidated sales for the fiscal year was due largely to increased sales of proteins and antibodies. The decrease in R&D Europe sales was not unexpected due to the discontinuance of the molecular biology product line. R&D Europe sales of continuing product lines increased 22% from fiscal 1997.

Net sales for fiscal 1997 were $60,923,750, an increase of $6,334,696 (12%) From fiscal 1996. Sales by R&D Europe for the period increased $2,555,914 (16%), while sales by R&D Systems increased $3,778,782 (10%). The majority of the increase in consolidated sales for the fiscal year was due to an increase in sales of proteins and antibodies.

Gross, as a percentage of sales, decreased slightly from 70.3% in fiscal 1998 To 69.9% in fiscal 1999. Biotechnology Division gross margins decreased from 72.9% to 70.8% as a result of lower gross profit levels on inventory acquired from Genzyme and the write-off of obsolete Genzyme packaging and kit components due to conversion of customers to R&D Systems labeled product. R&D Europe and Hematology Division gross margins did not change significantly from the prior year.

Gross margins, as a percentage of sales, increased from 68.7% in fiscal 1997 to 70.3% in fiscal 1998. R&D Europe gross margins decreased from 52.5% to 46.1% due to changes in product mix and exchange rates. Biotechnology Division gross margins increased from 71.8% to 72.9% as a result of changes in product mix and increased production volumes. Hematology Division gross margins increased from 42.9% in fiscal 1997 to 47.2% in fiscal 1998 also as a result of changes in product mix and increased production volumes.

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

Selling, general and administrative expenses increased $1,494,457 (10%) in fiscal 1999. The majority of the increase in consolidated selling, general and administrative expenses was due to additional sales personnel added in the U.S. and Europe and additional advertising and promotion activities.

Selling, general and administrative expenses increased $782,425 (5%) in fiscal 1998. The majority of the increase in consolidated selling, general and administrative expenses was the result of additional occupancy costs at R&D Systems, plus increased advertising and promotion costs. These increased costs were partially offset by decreased personnel costs at R&D Europe as a result of the restructuring of operations undertaken in fiscal 1997.

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

Research and development expenses increased $1,366,994 in fiscal 1999, decreased $1,064,018 in fiscal 1998 and increased $1,288,558 in fiscal 1997. The decrease in research and development expenses in fiscal 1998 was the result of a decrease of $1,235,000 in payments by R&D Europe under the Joint Biological Research Agreement with British Bio-technology Group, plc, and a decrease in R&D Europe personnel costs as a result of the restructuring. Excluding the above, the increase in consolidated research and development expenses for the past three years was primarily the result of the development and release of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division and the development and release of several new Hematology Division control products. Management of the Company believes that R&D Systems will continue to develop new products.

Earnings before taxes increased from $22,410,961 in fiscal 1998 to $26,054,010 in fiscal 1999, despite $9.54 million in intangible asset amortization in fiscal 1999 related to the Genzyme acquisition. The increase in earnings was primarily the result of a $3,073,439 increase in R&D Systems' Biotechnology Division earnings, a $583,237 increase in R&D Systems' Hematology Division earnings and a $942,983 increase in R&D Europe earnings, all as a result of increased sales. These increases were offset by increased net losses of the Company's equity investment in ChemoCentryx, Inc. of $744,209.

Earnings before taxes increased from $15,987,662 in fiscal 1997 to $22,410,961 in fiscal 1998. This increase in earnings was primarily the result of a $3,987,242 increase in R&D Systems' Biotechnology Division earnings and a $997,654 increase in Hematology Division earnings as a result of increased sales and gross margins. In addition, R&D Europe's earnings before taxes increased $2,052,874, despite a decrease in sales and gross margin, as a result of lower expenses due to the restructuring of operations.

Earnings before taxes increased from $12,591,870 in fiscal 1996 to $15,987,662 in fiscal 1997. This increase in earnings was primarily the result of a $3,165,195 increase in R&D Systems' Biotechnology Division earnings and a $329,872 increase in R&D Europe earnings. These increases in earnings before taxes were due to increased sales and gross margins, partially offset by higher expenses. Hematology Division earnings before taxes were slightly less than fiscal 1996 as a result of lower sales.

Income taxes for fiscal 1999, 1998 and 1997 were provided at rates of approximately 36%, 32% and 32%, respectively. The increase in the tax rate in fiscal 1999 was due to the net loss of the Company's equity investment in ChemoCentryx for which no tax benefit has been provided and additional U.S. federal taxes due to lower tax-exempt interest income and loss of the benefit from graduated income tax rates. U.S. federal and state taxes have been reduced as a result of tax-exempt interest income, the benefit of the foreign sales corporation, and the federal and state credit for research and development expenditures. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at June 30, 1999, were $29,114,124, a decrease of 30% from the prior year. This decrease was due to the cash outlay for the Genzyme acquisition. At June 30, 1998, cash, equivalents and short-term investments were $41,435,542 compared to $24,752,257 at June 30, 1997, an increase of 67%. The Company has an unsecured line of credit of $750,000 available at June 30, 1999. The interest rate on the line of credit is at the prime rate of 7.75% at June 30, 1999.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions (excluding real estate acquired in July 1999) through currently available funds, cash generated from operations and maturities of short-term investments.

Cash flows from operating activities

The Company generated cash from operations of $28,421,859, $20,875,469 and $12,476,548 in fiscal 1999, 1998 and 1997, respectively. The majority of cash generated from operating activities in all three years resulted from an increase in net earnings after adjustment for noncash expenses, partially offset by an increase in accounts receivable due to increased sales.

Cash flows from investing activities

On July 1, 1998 the Company acquired the research products business of Genzyme Corporation for $24.76 million cash, $17 million common stock and royalties on the Company's biotechnology sales for five years. Cash and equivalents at June 30, 1998 and maturities of short-term investments were used to finance the cash portion of the acquisition.

During fiscal 1999, the Company entered into agreements to acquire real estate occupied by R&D Systems in Minneapolis, Minnesota. The purchase price was approximately $28 million and a deposit of $4 million cash and 100,000 shares of common stock valued at $2.16 million was placed in escrow in fiscal 1999 in anticipation of the July 1, 1999 closing. On July 1, 1999 the Company acquired the real estate with an additional cash payment of $1.44 million and a $20.4 million, 15-year mortgage. In addition, on July 1, 1999, the Company paid $2 million and issued warrants to purchase 60,000 shares of common stock as a deposit on an option to purchase additional property adjacent to its Minneapolis facility. The $3.44 million payment on July 1, 1999 was funded from cash and cash equivalents on hand at June 30, 1999.

Capital additions were $5,564,033, $2,780,194 and $4,243,156 in fiscal 1999,
1998 and 1997, respectively. Included in fiscal 1999, 1998 and 1997 capital additions are leasehold improvements of $3,538,000, $1,195,000 and $2,935,000 related to R&D Systems' remodeling and expansion. The remaining capital additions in fiscal 1999, 1998 and 1997 were for laboratory, manufacturing and computer equipment. Total capital additions for equipment and building improvements planned for fiscal 2000 are expected to be approximately $8.8 million. All capital additions are expected to be financed through currently available cash, cash generated from operations and maturities of short-term investments.

The Company's net investment (withdrawal) in short-term investments in fiscal 1999, 1998 and 1997 was $1,022,721, ($831,955) and $4,326,439, respectively.
The Company's investment policy is to place excess cash in tax-exempt bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

Cash flows from financing activities

The Company received $1,136,633, $919,831 and $582,846 for the exercise of options for 192,852, 97,541 and 91,000 shares of common stock in fiscal 1999, 1998 and 1997, respectively.

In fiscal 1999, 1998 and 1997, the Company purchased and retired 213,600, 20,000 and 254,600 shares of Company common stock at a market value of $3,941,950, $280,000 and $3,225,205, respectively. In May 1995, the Company announced a plan to purchase and retire up to $5 million of its common stock. In April 1997, this was increased an additional $5 million, subject to market conditions. Any such purchases will be funded from currently available cash.

The Company has never paid cash dividends and has no plans to do so in fiscal 2000. The Company's earnings will be retained for reinvestment in the business.


YEAR 2000 AND EURO CURRENCY ISSUES

The Company has taken steps to ensure that it is not adversely affected by Year 2000 (Y2K) software failures which may arise in software applications where two year digits are used to define the applicable year. The Company has completed its review of computer hardware and company-wide software and any necessary upgrades to make them Y2K compliant will be completed before the fourth quarter of calendar 1999. The Company is continuing its review of PC-based software and non-computer hardware that contains embedded processors to ensure that the equipment will function properly or that contingency plans are in place before the end of calendar 1999. The Company does not believe the cost of any necessary upgrades will be material. The Company has also communicated with many of its suppliers and service providers regarding compliance with Y2K requirements. As a result of such inquiries, no significant deficiencies have been identified. The Company will continue to monitor these third parties for Y2K compliance.

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

Ongoing research and development activities, including preclinical and clinical testing, and the production and marketing of the Company's products are subject to regulation by numerous governmental authorities in the United States and other countries. The approval process applicable to clinical diagnostic products of the type that may be developed by the Company usually takes a number of years and typically requires substantial expenditures. Delays in obtaining approvals could adversely affect the marketing of new products developed by the Company.

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are critical to the Company's success. The Company's anticipated growth and its expected expansion into areas and activities requiring additional expertise will require the addition of new personnel and the development of additional expertise by existing personnel. The failure to attract and retain such personnel could adversely affect the Company's business.



            ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                            ABOUT MARKET RISK


At the end of fiscal 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $16,344,656 (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

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



               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED STATEMENTS OF EARNINGS
                           TECHNE CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED JUNE 30,
                                            1999         1998         1997
                                         -----------  -----------  -----------
Net sales                                $90,900,697  $67,291,438  $60,923,750
Cost of sales                             27,323,211   20,009,641   19,094,827
                                         -----------  -----------  -----------
Gross margin                              63,577,486   47,281,797   41,828,923
Operating expenses (income):
  Selling, general and administrative     16,862,217   15,367,759   14,585,334
  Research and development (Note F)       12,004,798   10,637,804   11,701,822
  Amortization of intangible assets
    (Note A)                               9,578,646       71,457      235,508
  Interest expense                                --           --       29,357
  Interest income                           (922,185)  (1,206,184)    (710,760)
                                         -----------  -----------  -----------
                                          37,523,476   24,870,836   25,841,261
                                         -----------  -----------  -----------
Earnings before income taxes              26,054,010   22,410,961   15,987,662
Income taxes (Note H)                      9,398,000    7,228,000    5,106,000
                                         -----------  -----------  -----------
Net earnings                             $16,656,010  $15,182,961  $10,881,662
                                         ===========  ===========  ===========
Basic earnings per share                 $      0.83  $      0.80  $      0.58
Diluted earnings per share               $      0.81  $      0.77  $      0.56
Weighted average common
  shares outstanding:
  Basic                                   20,117,367   18,952,968   18,910,608
  Diluted                                 20,686,675   19,607,630   19,462,532


                See Notes to Consolidated Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                      TECHNE CORPORATION AND SUBSIDIARIES

                                                     JUNE 30,
                                                  1999          1998
                                              ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $ 12,769,468  $ 26,113,607
  Short-term available-for-sale
    investments (Note A)                        16,344,656    15,321,935
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $300,000 and $269,000, respectively      13,520,409    10,001,893
  Inventories (Note C)                           5,715,065     3,810,600
  Deferred income taxes (Note H)                 2,101,000     1,583,000
  Prepaid expenses                                 399,850       400,323
                                              ------------  ------------
    Total current assets                        50,850,448    57,231,358
Equipment and leasehold improvements (Note D)   15,065,234    11,515,723
Intangible assets (Note A)                      45,564,750       293,854
Deferred income taxes (Note H)                   3,137,000     1,798,000
Other long-term assets (Note F)                  9,183,087     1,946,293
                                              ------------  ------------
                                              $123,800,519  $ 72,785,228
                                              ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                      $  2,375,029  $  2,074,621
  Salaries, wages and related accounts           2,313,450     2,005,428
  Other accounts payable and accrued expenses    5,547,702     1,034,190
  Income taxes payable                           3,226,451     2,185,122
                                              ------------  ------------
    Total current liabilities                   13,462,632     7,299,361
Deferred rent                                    1,963,500     1,655,100
Royalty payable (Note B)                        11,536,000            --
Contingencies and commitments (Note F)                  --            --
Stockholders' equity (Note G):
  Undesignated capital stock, no par;
    authorized 5,000,000 shares; none issued
    or outstanding                                      --            --
  Common stock, par value $.01 a share;
    authorized 50,000,000 shares; issued and
    outstanding 20,132,655 and 19,049,983
    shares, respectively                           201,327       190,500
  Additional paid-in capital                    34,525,581    13,714,445
  Retained earnings                             62,058,879    49,446,319
  Accumulated other comprehensive income            52,600       479,503
                                              ------------  ------------
    Total stockholders' equity                  96,838,387    63,830,767
                                              ------------  ------------
                                              $123,800,519  $ 72,785,228
                                              ============  ============

                See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      TECHNE CORPORATION AND SUBSIDIARIES

                                                                 ACCUM.
                                                                 OTHER
                                       ADDITIONAL                COMPRE-
                    COMMON STOCK        PAID-IN     RETAINED     HENSIVE
                  SHARES     AMOUNT     CAPITAL     EARNINGS     INCOME     TOTAL
                ----------  --------  -----------  -----------  --------  -----------
Balances at
 June 30, 1996  19,039,056  $190,391  $11,353,362  $27,245,416  $ 84,902  $38,874,071
 Comprehensive
  income:
  Net earnings          --        --           --   10,881,662        --   10,881,662
  Other compre-
   hensive in-
   come, net of
   tax:
    Foreign
    currency
    translation
    adjustments         --        --           --           --   345,170      345,170
                                                                          -----------
 Comprehensive
  income                                                                   11,226,832
 Common stock
  issued:
  Exercise of
   options
   (Note G)         91,000       910      581,936           --        --      582,846
 Repurchase and
  retirement of
  common stock    (254,600)   (2,546)       1,273   (3,223,932)       --   (3,225,205)
 Tax benefit
  from exercise
  of stock
  options               --        --      151,000           --        --      151,000
 Fair value of
  options gran-
  ted (Note K)          --        --      471,500           --        --      471,500
                ----------  --------  -----------  -----------  --------  -----------
Balances at
 June 30, 1997  18,875,456   188,755   12,559,071   34,903,146   430,072   48,081,044
 Comprehensive
  income:
  Net earnings          --        --           --   15,182,961        --   15,182,961
  Other compre-
   hensive in-
   come, net of
   tax:
    Foreign
    currency
    translation
    adjustments         --        --           --           --    49,431       49,431
                                                                          -----------
 Comprehensive
  Income                                                                   15,232,392
 Common stock
  issued:
  Exercise of
   options
   (Note G)        153,376     1,533    1,278,492           --        --    1,280,025
  Exercise of
   warrant
   (Note G)         61,775       618         (618)          --        --           --
 Surrender and
  retirement of
  stock to
  exercise
  options
  (Note K)         (20,624)     (206)          --     (359,988)       --     (360,194)
 Repurchase and
  retirement of
  common stock     (20,000)     (200)          --     (279,800)       --     (280,000)
 Tax benefit
  from exercise
  of stock
  options               --        --      146,000           --        --      146,000
 Fair value of
  options gran-
  ted (Note K)          --        --      200,500           --        --      200,500
 Cancelation of
  non-vested
  options
  (Note K)              --        --     (469,000)          --        --     (469,000)
                ----------  --------  -----------  -----------  --------  -----------
Balances at
 June 30, 1998  19,049,983   190,500   13,714,445   49,446,319   479,503   63,830,767
 Comprehensive
  income:
  Net earnings          --        --           --   16,656,010        --   16,656,010
  Other compre-
   hensive in-
   come, net of
   tax:
    Foreign
    currency
    translation
    adjustments         --        --           --           --  (426,903)    (426,903)
                                                                          -----------
 Comprehensive
  Income                                                                   16,229,107
 Common stock
  issued:
  Exercise of
  options
  (Note G)         213,870     2,139    1,238,178           --        --    1,240,317
 Acquisition
  (Note B)         987,206     9,872   16,990,128           --        --   17,000,000
 Real estate
  deposit
  (Note F)         100,000     1,000    2,159,830           --        --    2,160,830
 Surrender and
  retirement of
  stock to
  exercise
  options
  (Note K)          (4,804)      (48)          --     (103,636)       --     (103,684)
 Repurchase and
  retirement of
  common stock    (213,600)   (2,136)          --   (3,939,814)       --   (3,941,950)
 Tax benefit
  from exercise
  of stock
  options               --        --      423,000           --        --      423,000
                ----------  --------  -----------  -----------  --------  -----------
Balances at
 June 30, 1999  20,132,655  $201,327  $34,525,581  $62,058,879  $ 52,600  $96,838,387
                ==========  ========  ===========  ===========  ========  ===========

                See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE K)
                        TECHNE CORPORATION AND SUBSIDIARIES

                                               YEAR ENDED JUNE 30,
                                          1999          1998          1997
                                      ------------  ------------  ------------
Cash flows from operating activities:
  Net earnings                        $ 16,656,010  $ 15,182,961  $ 10,881,662
  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
    Depreciation and amortization       11,890,384     2,302,686     2,321,963
    Deferred income taxes               (1,902,000)     (356,000)     (662,000)
    Tax benefit from exercise
     of options                            423,000       146,000       151,000
    Deferred rent                          308,400       712,800       452,100
    Other                                2,081,435     1,107,762       342,070
    Change in current assets and
     current liabilities, net of
     acquisition:
      (Increase) decrease in:
       Trade accounts receivable        (3,764,422)   (1,037,755)     (626,936)
       Inventories                       3,754,942       266,427      (379,051)
       Prepaid expenses                    (14,113)      122,005       233,617
      Increase (decrease) in:
       Trade and other accounts
        payable                         (2,434,625)    1,032,583      (527,435)
       Salaries, wages and related
        accounts                           314,777       214,554        60,284
       Income taxes payable              1,108,071     1,181,446       229,274
                                      ------------  ------------  ------------
  Total adjustments                     11,765,849     5,692,508     1,594,886
                                      ------------  ------------  ------------
    Net cash provided by operating
     activities                         28,421,859    20,875,469    12,476,548

Cash flows from investing activities:
  Acquisition (Note B)                 (24,989,542)           --            --
  Real estate deposit (Note F)          (4,000,000)           --            --
  Additions to equipment and
   leasehold improvements               (5,564,033)   (2,780,194)   (4,243,156)
  Proceeds from sale of equipment               --       233,862            --
  Purchase of short-term available-
   for-sale investments                (15,025,991)  (24,170,831)  (15,967,440)
  Proceeds from sale of short-term
   available-for-sale investments       14,003,270    25,002,786    11,641,001
  Increase in other long-term assets    (3,060,826)   (2,347,123)     (250,000)
                                      ------------  ------------  ------------
    Net cash used in investing
     activities                        (38,637,122)   (4,061,500)   (8,819,595)

Cash flows from financing activities:
  Issuance of common stock               1,136,633       919,831       582,846
  Repurchase of common stock            (3,941,950)     (280,000)   (3,225,205)
                                      ------------  ------------  ------------
    Net cash (used in) provided by
     financing activities               (2,805,317)      639,831    (2,642,359)

Effect of exchange rate changes
  on cash                                 (323,559)       61,440       161,689
                                      ------------  ------------  ------------
Net (decrease) increase in cash and
  cash equivalents                     (13,344,139)   17,515,240     1,176,283
Cash and cash equivalents at
  beginning of year                     26,113,607     8,598,367     7,422,084
                                      ------------  ------------  ------------
Cash and cash equivalents at end
  of year                             $ 12,769,468  $ 26,113,607  $  8,598,367
                                      ============  ============  ============

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      TECHNE CORPORATION AND SUBSIDIARIES

                    Years Ended June 30, 1999, 1998 and 1997


A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: Techne Corporation and subsidiaries (the Company) is engaged domestically in the development and manufacture of biotechnology products and hematology calibrators and controls through its wholly owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly owned English subsidiary, R&D Systems Europe Ltd., the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany. The Company also has a foreign sales corporation, Techne Export Inc.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

TRANSLATION OF FOREIGN FINANCIAL STATEMENTS: Assets and liabilities of the Company's foreign operations are translated at year end rates of exchange and the foreign statements of earnings are translated at the average rate of exchange for the year. Gains and losses resulting from translating foreign currency financial statements are not included in operations but are accumulated in other comprehensive income. Foreign currency transaction gains and losses are included in operations.

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

EARNINGS PER SHARE: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

The number of shares used to calculate earnings per share are as follows:

                                     YEAR ENDED JUNE 30,
                                 1999        1998        1997
                              ----------  ----------  ----------
Weighted average common
 shares  outstanding (Basic)  20,117,367  18,952,968  18,910,608
Dilutive stock options and
 warrants outstanding            569,308     654,662     551,924
                              ----------  ----------  ----------
Weighted average common
 shares outstanding (Diluted) 20,686,675  19,607,630  19,462,532
                              ==========  ==========  ==========

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid investments with original maturities less than three months.

SHORT-TERM INVESTMENTS: Short-term investments consist of tax-exempt bonds with Original maturities of generally three months to one year.

The Company reports marketable securities at fair market value. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. The Company considers all of its marketable securities available-for-sale. Fair market values are based on quoted market prices.

Proceeds from sales of available-for-sale securities were $14,003,270, $25,002,786 and $11,641,001 during fiscal 1999, 1998 and 1997, respectively.
There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses at June 30, 1999, 1998 and 1997 were not material.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION: Equipment is being depreciated using the straight-line method over an estimated useful life of five years. Leasehold improvements are being amortized over estimated useful lives of five to fifteen years.

INTANGIBLES: Intangible assets, related to the acquisition of Genzyme Corporation's research products business in fiscal 1999 (Note B), Amgen Inc.'s research reagent and diagnostic kit business in fiscal 1992 and R&D Systems Europe Ltd. in fiscal 1994 are being amortized on a straight-line basis over the estimated useful lives and consist of the following:

                                                      JUNE 30,
                                USEFUL LIFE       1999         1998
                               -------------   -----------  ----------
Customer list                     10 years     $18,010,000  $1,010,000
Technology licensing agreements   16 years         500,000     500,000
Goodwill                           6 years      39,075,089   1,225,547
                                               -----------  ----------
                                                57,585,089   2,735,547
Less accumulated amortization                   12,020,339   2,441,693
                                               -----------  ----------
                                               $45,564,750  $  293,854
                                               ===========  ==========

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

INVESTMENTS: The Company has an approximate 43% interest in the issued and outstanding voting shares of ChemoCentryx, Inc. (CCX), a technology and drug development company. The Company accounts for this investment under the equity method of accounting and recognizes 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. The Company's investment in CCX was $1,910,931 and $1,327,570 at June 30, 1999 and 1998, respectively.

STOCK OPTIONS: As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options granted to employees under the plans because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant.

RECENT ACCOUNTING STANDARDS: During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of all changes in equity that result from transactions and economic events other than transactions with owners. Except for net earnings and foreign currency translation adjustments, the Company does not have any transactions and other economic events which qualify as comprehensive income as defined under SFAS No. 130. The Company's adoption of SFAS No. 130 had no effect on the Company's results of operations, cash flows or financial position.

Effective June 30, 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers, if applicable. Under SFAS No. 131, operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. The Company's adoption of SFAS No. 131 had no effect on the Company's results of operations, cash flows or financial position.

RECLASSIFICATIONS: Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.


B. ACQUISITION:

On July 1, 1998, the Company, through its Research and Diagnostic Systems, Inc. subsidiary, acquired the research products business of Genzyme Corporation. The acquisition was accounted for under the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business since the date of acquisition. Assets acquired were as follows:


Inventories     $ 5,660,000
Equipment           320,000
Customer list    17,000,000
                -----------
                $22,980,000
                ===========


In consideration for the acquisition, the Company paid $24.76 million cash, issued to Genzyme Corporation 987,206 shares of common stock valued at $17 million and will pay royalties for five years on the Company's biotechnology sales. The excess of the consideration (including acquisition costs) over the fair market value of the assets acquired of approximately $37.8 million has been recorded as goodwill and will be amortized on a straight-line basis over six years. The customer list is being amortized on a declining basis over an estimated useful life of 10 years.


Pro forma financial information for the year ended June 30, 1998, presented as if the acquisition had occurred on July 1, 1997, are as follows:

Net sales                    $81,527,000
Net earnings                   5,538,000
Basic earnings per share            0.28
Diluted earnings per share          0.27


C. INVENTORIES:

Inventories consist of:

                                       JUNE 30,
                                   1999       1998
                                ----------  ----------
Raw materials                   $2,105,150  $2,125,365
Finished goods                   3,499,688   1,539,696
Supplies                           110,227     145,539
                                ----------  ----------
                                $5,715,065  $3,810,600
                                ==========  ==========


D. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of:

                                         JUNE 30,
                                    1999         1998
                                -----------  -----------
Cost:
 Leasehold improvements         $13,770,763  $10,243,142
 Laboratory equipment            11,308,984    9,769,949
 Office and computer equipment    3,294,704    2,923,110
                                -----------  -----------
                                 28,374,451   22,936,201
Less accumulated depreciation
 and amortization                13,309,217   11,420,478
                                -----------  -----------
                                $15,065,234  $11,515,723
                                ===========  ===========


E. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 1999. The interest rate charged on the line of credit is at the prime rate of 7.75% at June 30, 1999. There were no borrowings on the line in the current year.


F. COMMITMENTS AND CONTINGENCIES:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 1999, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:


YEAR ENDING JUNE 30:
--------------------
2000                  $251,862
2001                    27,016
2002                    11,339
2003                     5,615
2004                     4,666
                      --------
                      $300,498
                      ========

Total rent expense was approximately $2,587,000, $2,616,000 and $1,893,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

During fiscal 1999, the Company entered into agreements to acquire real estate occupied by R&D Systems in Minneapolis, Minnesota. The purchase price was approximately $28 million. Other long-term assets at June 30, 1999 include $4 million cash and 100,000 shares of the Company's common stock, valued at $2.16 million, which were placed in escrow during fiscal 1999 in anticipation of the purchase. The closing of the purchase transaction was on July 1, 1999 and $20.4 million of the remaining purchase price was financed through a 15 year mortgage. The interest rate on the mortgage is fixed at 7% for the first seven years and is thereafter adjusted based on U.S. Treasury rates.

In fiscal 1999, the Company entered into two option agreements for real estate adjacent to its R&D Systems' facility. The purchase price for the property under the first option is $7,951,000 and six-year warrants to purchase 60,000 shares of the Company's common stock at $23.77 per share. This purchase option expires on November 15, 2001. Subsequent to June 30, 1999, the Company paid $2 million cash and issued the warrants as a nonrefundable deposit on the option purchase price.

The purchase price for the property under the second option is $7 million plus Capital improvement costs. This option expires on January 1, 2005 and requires a nonrefundable deposit of $2 million on the earlier of January 15, 2002 or sixty days after exercise of the first option.

At June 30, 1999, the Company is obligated to purchase up to an additional $1 million of convertible preferred stock of ChemoCentryx Inc. in fiscal 2000 based upon CCX's achievement of certain milestones. After purchase of the additional preferred shares, the Company will own approximately 49% of the issued and outstanding voting shares (assuming no investment by other parties).

In fiscal 1994, the Company entered into a four year Joint Biological Research Agreement with British Bio-technology Group plc. Under the agreement, R&D Systems Europe Ltd. received the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. In June 1997, the agreement was extended for an additional five years for 100,000 British pounds per year. Research and development expenses include $164,000, $165,000 and $1,400,000 for the years ended June 30, 1999, 1998, and 1997, respectively, under this agreement. Subsequent to June 30, 1999, the Company terminated the agreement effective December 31, 1999.

The Company is routinely involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability will not materially affect the consolidated financial position or operations of the Company.


G. STOCKHOLDERS EQUITY:

STOCK OPTION PLANS: The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1997 and 1987 Incentive Stock Option Plans) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 and 1988 Nonqualified Stock Option Plans). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all plans is ten years. The number of shares of common stock authorized to be issued is 600,000, 1,600,000, 300,000 and 1,000,000 under the TECHNE Corporation 1997
Incentive Stock Option Plan, the TECHNE Corporation 1987 Incentive Stock Option Plan, the TECHNE Corporation 1998 Nonqualified Stock Option Plan and the TECHNE Corporation 1988 Nonqualified Stock Option Plan, respectively.

Stock option activity during the three years ended June 30, 1999 consists of the following:

                                           WEIGHTED AVERAGE
                                  SHARES    EXERCISE PRICE
                                ---------  ----------------
Outstanding at June 30, 1996    1,065,250    $  6.44
Granted                           453,552      11.63
Exercised                         (91,000)      6.40
Canceled                         (142,000)      6.66
                                ---------    -------
Outstanding at June 30, 1997    1,285,802       8.25
Granted                           181,984      16.26
Exercised                        (153,376)      8.35
Canceled                          (59,352)     12.91
                                ---------    -------
Outstanding at June 30, 1998    1,255,058       9.42
Granted                           116,645      17.11
Exercised                        (213,870)      5.80
                                ---------    -------
Outstanding at June 30, 1999    1,157,833    $ 10.87
                                =========    =======
Options exercisable at June 30:
1997                              724,502    $  6.89
1998                              956,058       9.04
1999                              935,833      10.87


Currently outstanding and exercisable stock options at June 30, 1999 consist of the following:

                                  OPTIONS OUTSTANDING
                    -----------------------------------------------
                                    WEIGHTED AVG.
                                     CONTRACTUAL      WEIGHTED AVG.
EXERCISE PRICES     OUTSTANDING      LIFE (YRS.)     EXERCISE PRICE
---------------     -----------     -------------    --------------
$  5.00- 9.99         577,554             4.50          $  7.14
  10.00-14.99         312,134             6.08            11.76
  15.00-19.99         268,145             7.58            17.86
                    ---------             ----          -------
                    1,157,833             5.67          $ 10.87
                    =========             ====          =======

                        OPTIONS EXERCISABLE
                    ------------------------------
                                     WEIGHTED AVG.
  EXERCISE PRICES   EXERCISABLE     EXERCISE PRICE
-----------------   -----------     --------------
$ 5.00- 9.99            421,554        $  6.42
  10.00-14.99           290,134          11.73
  15.00-19.99           224,145          18.11
                        -------        -------
                        935,833        $ 10.87
                        =======        =======

Total compensation cost recognized for the years ended June 30, 1998 and 1997 for stock options granted to consultants was $34,000 and $169,000, respectively. No compensation cost was recognized for the year ended June 30, 1999. If compensation cost for employee options granted in 1999, 1998 and 1997 under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

                                      YEAR ENDED JUNE 30,
                               1999         1998         1997
                            -----------  -----------  -----------
Net income:
 As reported                $16,656,010  $15,182,961  $10,881,662
 Pro forma                   15,071,990   13,464,290    8,764,829
Basic earnings per share:
 As reported                $      0.83  $      0.80  $      0.58
 Pro forma                         0.75         0.71         0.46
Diluted earnings per share:
 As reported                $      0.81  $      0.77  $      0.56
 Pro forma                         0.73         0.69         0.45


The fair value of options granted under the Company's stock option plans during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of between 35% and 70%, risk-free interest rates between 4.6% and 6.8% and expected lives between 7 and 10 years.

WARRANT: In fiscal 1994, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $6.88 as part of the acquisition of R&D Systems Europe Ltd. The warrant was exercised in 1998 in a cashless exercise which resulted in the issuance of 61,775 shares of common stock.


H. INCOME TAXES:

The provisions for income taxes consist of the following:

                                          YEAR ENDED JUNE 30,
                                1999             1998             1997
                            -----------      -----------      -----------
Earnings before income
 taxes consist of:
 Domestic                   $21,801,526      $19,101,460      $14,731,035
 Foreign                      4,252,484        3,309,501        1,256,627
                            -----------      -----------      -----------
                            $26,054,010      $22,410,961      $15,987,662
                            ===========      ===========      ===========
Taxes on income consist of:
Currently payable:
 Federal                    $ 9,122,000      $ 6,280,000      $ 4,584,000
 State                          355,000          255,000           65,000
 Foreign                      1,355,000          903,000        1,020,000
Tax benefit from  exercise
 of stock options               423,000          146,000          151,000
Net deferred                 (1,857,000)        (356,000)        (714,000)
                            -----------      -----------      -----------
                            $ 9,398,000      $ 7,228,000      $ 5,106,000
                            ===========      ===========      ===========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:

                                        YEAR ENDED JUNE 30,
                                1999            1998            1997
                            -----------     -----------     -----------
Computed expected federal
 income tax expense         $ 9,119,000     $ 7,844,000     $ 5,596,000
State income taxes, net of
 Federal benefit                377,000         270,000         223,000
Foreign sales corporation      (444,000)       (317,000)       (318,000)
Research and  development
 credits                       (334,000)       (376,000)       (317,000)
Tax-exempt interest            (165,000)       (288,000)       (186,000)
Graduated income tax rate            --        (100,000)       (113,000)
Other                           845,000         195,000         221,000
                            -----------     -----------     -----------
                            $ 9,398,000     $ 7,228,000     $ 5,106,000
                            ===========     ===========     ===========

Deferred income taxes are provided to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

                                                 JUNE 30,
                                            1999            1998
                                         ----------      ----------
Inventory                                $1,032,000      $  654,000
Inventory costs capitalized                 509,000         455,000
Foreign net operating loss carryforward     158,000         167,000
Unrealized profit on  intercompany sales    250,000         158,000
Other                                       152,000         149,000
                                         ----------      ----------
Current asset                             2,101,000       1,583,000
Excess of book over tax intangible
 asset amortization                       1,595,000         414,000
Excess of book over tax research expense    621,000         666,000
Deferred rent                               687,000         579,000
Other                                       234,000         139,000
                                         ----------      ----------
Noncurrent asset                          3,137,000       1,798,000
                                         ----------      ----------
                                         $5,238,000      $3,381,000
                                         ==========      ==========

At June 30, 1999, approximately $470,000 of non-U.S. tax losses were available for carryforward indefinitely.

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company does not believe that such audits will have a material impact on the Company's financial position or results of operations.


I. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: Hematology Division, Biotechnology Division and R&D Systems Europe. The Hematology Division develops and manufactures hematology controls and calibrators for sale world-wide. The Biotechnology Division develops and manufactures biotechnology research and diagnostic products for sale world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. No customer accounted for more than 10% of the Company's revenues for the years ended June 30, 1999, 1998 and 1997.

The accounting policies of the segments are the same as those described in Note
A. In evaluating segment performance, management focuses on sales and income before taxes. Sales between segments are made at prices which would approximate transfers to unaffiliated distributors.

Following is financial information relating to the operating segments:

                                           YEAR ENDED JUNE 30,
                                   1999             1998              1997
                               -----------      -----------       -----------
External sales
   Hematology                  $12,673,544      $11,784,093       $10,269,624
   Biotechnology                54,960,816       37,713,747        31,739,184
   R&D Systems Europe           23,266,337       17,793,598        18,914,942
                               -----------      -----------       -----------
Total external sales           $90,900,697      $67,291,438       $60,923,750
                               ===========      ===========       ===========

Intersegment sales
   Hematology                  $        --      $        --       $        --
   Biotechnology                11,578,230        7,788,587         6,740,792
   R&D Systems Europe              187,054          557,662           539,410
                               -----------      -----------       -----------
Total intersegment sales       $11,765,284      $ 8,346,249       $ 7,280,202
                               ===========      ===========       ===========

Income before taxes
   Hematology                  $ 3,706,460      $ 3,123,223       $ 2,125,569
   Biotechnology                20,419,385       17,345,946        13,358,704
   R&D Systems Europe            4,252,484        3,309,501         1,256,627
   Corporate and other          (2,324,319)      (1,367,709)         (753,238)
                               -----------      -----------       -----------
Total income before taxes      $26,054,010      $22,410,961       $15,987,662
                               ===========      ===========       ===========
Interest income
   Hematology                  $   289,105      $   278,601       $   181,277
   Biotechnology                   313,373          753,253           497,969
   R&D Systems Europe              213,589          125,230            34,233
   Corporate and other             106,118           49,100            (2,719)
                               -----------      -----------       -----------
Total interest income          $   922,185      $ 1,206,184       $   710,760
                               ===========      ===========       ===========
Depreciation and amortization
   Hematology                  $   170,105      $   206,330       $   220,571
   Biotechnology                11,109,795        1,392,442         1,390,793
   R&D Systems Europe              239,277          342,140           406,441
   Corporate and other             371,207          361,774           304,158
                               -----------      -----------       -----------
Total depreciation and
   amortization                $11,890,384      $ 2,302,686       $ 2,321,963
                               ===========      ===========       ===========
Capital purchases
   Hematology                  $   174,844      $   101,258       $   445,692
   Biotechnology                 3,940,127        2,299,798         2,408,721
   R&D Systems Europe              287,413          193,070           173,359
   Corporate and other           1,161,649          186,068         1,215,384
                               -----------      -----------       -----------
   Total capital purchases     $ 5,564,033      $ 2,780,194       $ 4,243,156
                               ===========      ===========       ===========

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, the elimination of profit on intersegment sales and the operations of the Company's equity investment in ChemoCentryx, Inc.

Following is financial information relating to geographic areas:

                                      YEAR ENDED JUNE 30,
                             1999             1998             1997
                         -----------      -----------      -----------
External sales
   United States         $54,261,592      $40,045,282      $34,682,116
   Other areas            36,639,105       27,246,156       26,241,634
                         -----------      -----------      -----------
Total external sales     $90,900,697      $67,291,438      $60,923,750
                         ===========      ===========      ===========
Long-lived assets
   United States         $20,923,992      $11,078,177      $10,380,142
   Other areas               462,898          437,546          872,599
                         -----------      -----------      -----------
Total long-lived assets  $21,386,890      $11,515,723      $11,252,741
                         ===========      ===========      ===========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of equipment, leasehold improvements and deposits on real estate.


J. BENEFIT PLANS:

PROFIT SHARING PLAN: The Company has a Profit Sharing and Savings Plan for non-union U.S. employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $651,000, $574,500 and $525,500 for the years ended June 30, 1999, 1998 and
1997, respectively.

STOCK BONUS PLANS: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $684,000, $595,000 and $525,500 for the years ended June 30, 1999, 1998 and
1997, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $80,000, $109,000 and $90,500 for the years ended June 30, 1999, 1998 and 1997, respectively. In addition, options for 4,145, 5,984 and 7,252 shares of common stock were granted to the executive officers during fiscal 1999, 1998 and 1997, respectively.


K. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items:

                                     YEAR ENDED JUNE 30,
                         1999            1998            1997
                      ----------      ----------      ----------
Income taxes paid     $9,763,600      $6,602,926      $5,388,789
Interest paid                 --              --          29,357
Interest received      1,019,630       1,431,305         781,886


Noncash transactions during the years ended June 30, 1999, 1998 and 1997 consisted of:

In 1998 and 1997, stock options with fair values of $200,500 and $471,500 were granted to consultants for services to be provided to the Company. In 1998, the Company canceled all non-vested stock options granted to consultants.

In 1999, stock options for 21,018 shares of common stock were exercised by surrender of 4,804 shares of common stock at fair value of $103,684. In 1998, stock options for 55,835 shares of common stock were exercised by surrender of 20,624 shares of common stock at fair market value of $360,194.



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
TECHNE Corporation
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries at June 30, 1999 and 1998 and the results of their operations and cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Minneapolis, Minnesota
August 20, 1999



              ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                     PART III


                    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                         ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV


               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K.

A.  (1)  List of Financial Statements.

         The following Consolidated Financial Statements are filed as part of this Report:

           Consolidated Statements of Earnings for the Years Ended June 30, 1999, 1998 and 1997

           Consolidated Balance Sheets as of June 30, 1999 and 1998

           Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements for the Years Ended June 30, 1999, 1998 and 1997

           Independent Auditors' Report on Consolidated Financial Statements


     (2)  Financial Statement Schedules.

           None.

     (3)  Exhibits.

           See Exhibit Index immediately following signature page.

B.  Reports on Form 8-K:

    No report on Form 8-K was filed during the quarter ended June 30, 1999.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TECHNE CORPORATION


Date:  September 27, 1999                 Thomas E. Oland
                                          -------------------------
                                          By:  Thomas E. Oland
                                          Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                       Signature and Title
----                                       ---------------------

September 27, 1999                         Thomas E. Oland
                                           ---------------------------------
                                           Thomas E. Oland
                                           President, Treasurer and Director
                                           (principal executive officer and
                                           principal financial and accounting
                                           officer)


September 27, 1999                         Roger C. Lucas
                                           ---------------------------------
                                           Dr. Roger C. Lucas, Director


September 27, 1999                         Howard V. O'Connell
                                           ---------------------------------
                                           Howard V. O'Connell, Director


September 27, 1999                         G. Arthur Herbert
                                           ---------------------------------
                                           G. Arthur Herbert, Director


September 27, 1999                         Randolph C. Steer
                                           ---------------------------------
                                           Dr. Randolph C. Steer, Director


September 27, 1999                         Lowell E. Sears
                                           ---------------------------------
                                           Lowell E. Sears, Director


September 27, 1999                         Christopher S. Henney
                                           ---------------------------------
                                           Dr. Christopher S. Henney, Director


                                 EXHIBIT INDEX
                      for Form 10-K for the 1999 Fiscal Year
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

10.6** 1988 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.16 of the Company's Form 10, dated October 27, 1988*

10.7 Form of Stock Option Agreement for Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A. --incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.9 Stock Purchase Agreement dated July 30, 1993 between the Company and British Bio-technology Group plc--incorporated by reference to Exhibit 1 of the Company's Form 8-K dated August 11, 1993*

10.10 Joint Biological Research Agreement dated July 30, 1993 between the Company and British Bio-technology Group plc--incorporated by reference to Exhibit 2 of the Company's Form 8-K dated August 11, 1993*

10.11 Non-Enforcement of Patent Rights dated March 15, 1995 by New England Medical Center Hospitals, Inc., Tufts University, Massachusetts Institute of Technology and Wellesley College in favor of R & D Systems, Inc.--incorporated by reference to
           Exhibit 10.2 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.12 Non-Enforcement of Patent Rights dated March 21, 1995 by Cistron Biotechnology, Inc. ("Cistron") in favor of R & D Systems, Inc.--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the Quarter ended March 31, 1995*

10.13 License and Supply Agreement dated March 21, 1995 between Cistron and R & D Systems--incorporated by reference to Exhibit
           10.4 of the Company's Form 10-Q for the Quarter ended March
           31, 1995*

10.14 Research and Development Agreement dated April 10, 1995 between Cistron and R & D Systems, Inc.--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 1995*

10.15** Employment Agreement, dated March 6, 1996, with James A. Weatherbee--incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1996*

10.16**    Employment Agreement, dated March 6, 1996, with Monica
           Tsang--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.17**    Employment Agreement, dated December 28, 1995, with
           Thomas Detwiler--incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the year ended June 30, 1996*


10.18**    1997 Incentive Stock Option Plan--incorporated by reference to
           Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

10.19 Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.20 Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.21 Purchase and Sale Agreement dated as of June 22, 1998 among Techne Corporation, Research and Diagnostic Systems, Inc. and Genzyme Corporation--incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated July 1, 1998, as amended by Form 8-K/A dated September 14, 1998*

10.22**    1998 Nonqualified Stock Option Plan--incorporated by reference to
           Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.23 Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.24 Purchase Agreement dated January 22, 1999, between R&D Systems, Inc. and Hillcrest Development, relating to the purchase of property as 614 and 640 McKinley Place NE and 2201 Kennedy Street in Minneapolis, Minnesota and First amendment dated February 5, 1999--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1998*

10.25** Extension, dated March 31, 1999, to Employment Agreement with Thomas C. Detwiler, Ph.D.--incorporated by reference to Exhibit
           10.1 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.26** Extension, dated March 31, 1999, to Employment Agreement with Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.27** Extension, dated March 31, 1999, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.28 Second Amendment, dated February 2, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.29 Third Amendment, dated April 3, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development --incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.30 Phase I Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2101 Kennedy Street in Minneapolis, Minnesota--incorporated by reference to
           Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.31 First Amendment, dated April 10, 1999, to Phase I Option Agreement dated February 10, 1999--incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.32 Phase II Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2001 Kennedy Street in Minneapolis, Minnesota--incorporated by reference to
           Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.33 Second Amendment, dated June 9, 1999, to Phase I Option Agreement dated February 10, 1999

10.34 Second Amendment, dated June 10, 1999, to Phase II Option Agreement dated February 10, 1999

10.35 Warrant to purchase 60,000 shares of Common Stock issued to Hillcrest Development on July 1, 1999.

10.36 Combination Mortgage, Security Agreement and Fixture Financing Statement dated July 1, 1999 between the Company and TCF National Bank Minnesota (TCF)

10.37 Promissory Note from the Company to TCF dated July 1, 1999 in the Principal amount of $20,400,000.

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