Form 10-Q
period 1999-09-30
TECHNE CORP /MN/
filed 1999-11-15
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999, or

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

At November 8, 1999, 20,169,992 shares of the Company's Common Stock (par value $.01) were outstanding.


                           PART I - FINANCIAL INFORMATION

                           ITEM 1 - FINANCIAL STATEMENTS

                         TECHNE CORPORATION & SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                         9/30/99         6/30/99
                                      ------------    ------------
ASSETS
  Cash and cash equivalents           $ 14,100,680    $ 12,769,468
  Short-term investments                18,056,656      16,344,656
  Accounts receivable (net)             13,616,147      13,520,409
  Inventories                            5,066,575       5,715,065
  Deferred income taxes                  2,172,000       2,101,000
  Other current assets                     624,472         399,850
                                      ------------    ------------
    Total current assets                53,636,530      50,850,448

  Deferred income taxes                  3,413,000       3,137,000
  Fixed assets (net)                    42,853,198      15,065,234
  Intangible assets (net)               43,257,437      45,564,750
  Other assets                           6,804,413       9,183,087
                                      ------------    ------------
    TOTAL ASSETS                      $149,964,578    $123,800,519
                                      ============    ============
LIABILITIES & EQUITY
  Trade accounts payable              $  3,205,981    $  2,375,029
  Salary and related accruals            1,755,121       2,313,450
  Other payables                         5,824,231       5,547,702
  Income taxes payable                   4,872,408       3,226,451
  Current portion of long-term debt        778,062               -
                                      ------------    ------------
    Total current liabilities           16,435,803      13,462,632

  Deferred rent                                  -       1,963,500
  Royalty payable                       10,594,000      11,536,000
  Long-term debt                        19,561,544               -

  Common stock, par value $.01 per
    share; authorized 50,000,000;
    issued and outstanding 20,163,742
    and 20,132,655, respectively           201,637         201,327
  Additional paid-in capital            35,867,934      34,525,581
  Retained earnings                     66,794,881      62,058,879
       Accumulated foreign currency
    translation adjustments                508,779          52,600
                                      ------------    ------------
    Total stockholders' equity         103,373,231      96,838,387
                                      ------------    ------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY            $149,964,578    $123,800,519
                                      ============    ============

       See notes to unaudited Consolidated Financial Statements.


                        TECHNE CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                 QUARTER ENDED
                                         ----------------------------
                                            9/30/99         9/30/98
                                         ------------    ------------
Sales                                    $ 24,621,053    $ 21,335,192
Cost of sales                               6,996,770       6,614,877
                                         ------------    ------------
  Gross margin                             17,624,283      14,720,315

Operating expenses (income):
  Selling, general and administrative       4,405,198       4,431,095
  Research and development                  3,190,895       2,752,125
  Amortization expense                      2,307,313       2,394,662
  Interest expense                            367,098               -
  Interest income                            (236,460)       (212,411)
                                         ------------    ------------
                                           10,034,044       9,365,471
                                         ------------    ------------
Earnings before income taxes                7,590,239       5,354,844
Income taxes                                2,742,000       1,830,000
                                         ------------    ------------
Net earnings                             $  4,848,239    $  3,524,844
                                         ============    ============

Basic earnings per share                 $       0.24    $       0.18
Diluted earnings per share               $       0.23    $       0.17

Weighted average common shares
  outstanding:
    Basic                                  20,150,702      20,115,898
    Diluted                                20,823,718      20,543,604


          See notes to unaudited Consolidated Financial Statements.




                         TECHNE CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  QUARTER ENDED
                                            ----------------------------
                                              9/30/99         9/30/98
                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                              $  4,848,239    $  3,524,844
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization            3,063,986       2,929,880
      Deferred income taxes                     (312,000)       (370,000)
      Tax benefit from exercise of options       153,000         135,000
      Other                                      460,781         336,623
  Change in current assets and current
    liabilities, net of acquisition:
      (Increase) decrease in:
        Accounts receivable                       52,830      (2,903,205)
        Inventories                              730,588         317,639
        Other current assets                    (128,535)       (153,741)
      Increase (decrease) in:
        Trade account/other payables             (16,940)      1,575,186
        Salary and related accruals             (564,169)       (718,813)
        Income taxes payable                   1,586,084       1,073,792
                                            ------------    ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES    9,873,864       5,747,205

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition                                          -     (24,967,220)
  Purchase of short-term investments          (3,360,000)     (3,020,000)
  Proceeds from sale of short-term
    investments                                1,648,000       7,343,793
  Additions to fixed assets                  (24,353,398)     (1,042,242)
  Real estate deposit (Note B)                (2,000,000)              -
  Increase in other long term assets          (1,450,000)       (150,000)
                                            ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES      (29,515,398)    (21,835,669)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                       219,426         616,400
  Mortgage note                               20,400,000               -
  Payments on long-term debt                     (60,394)              -
  Repurchase of common stock                           -      (1,414,508)
                                            ------------    ------------
  NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                               20,559,032        (798,108)

EFFECT OF EXCHANGE RATE CHANGES ON CASH          413,714         139,976
                                            ------------    ------------
NET CHANGE IN CASH AND EQUIVALENTS             1,331,212     (16,746,596)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD   12,769,468      27,372,345
                                            ------------    ------------
CASH AND EQUIVALENTS AT END OF PERIOD       $ 14,100,680    $ 10,625,749
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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for Fiscal 1999. The Company follows these policies in preparation of the interim Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the Consolidated Financial Statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 1999 included in the Company's Annual Report to Shareholders for Fiscal 1999.

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                           9/30/99         6/30/99
                                        ------------    ------------
ACCOUNTS RECEIVABLE
  Accounts receivable                   $ 13,922,147    $ 13,820,409
    Less reserve for bad debts               306,000         300,000
                                        ------------    ------------
      NET ACCOUNTS RECEIVABLE           $ 13,616,147    $ 13,520,409
                                        ============    ============
INVENTORIES
  Raw materials                         $  1,462,339    $  2,105,150
  Supplies                                    98,468         110,227
  Finished goods                           3,505,768       3,499,688
                                        ------------    ------------
      TOTAL INVENTORIES                 $  5,066,575    $  5,715,065
                                        ============    ============
FIXED ASSETS
  Land                                  $    871,000    $          -
  Buildings and improvements              40,763,496               -
  Laboratory equipment                    11,681,398      11,308,984
  Office equipment                         3,328,982       3,294,704
  Leasehold improvements                     196,234      13,770,763
                                        ------------    ------------
                                          56,841,110      28,374,451
    Less accumulated depreciation
      and amortization                    13,987,912      13,309,217
                                        ------------    ------------
      NET FIXED ASSETS                  $ 42,853,198    $ 15,065,234
                                        ============    ============
INTANGIBLE ASSETS
  Customer list                         $ 18,010,000    $ 18,010,000
  Technology licensing agreements            500,000         500,000
  Goodwill                                39,075,089      39,075,089
                                        ------------    ------------
                                          57,585,089      57,585,089
    Less accumulated amortization         14,327,652      12,020,339
                                        ------------    ------------
      NET INTANGIBLE ASSETS             $ 43,257,437    $ 45,564,750
                                        ============    ============



B.  REAL ESTATE ACQUISITION:

On July 1, 1999, the Company purchased the facilities it occupied in Minneapolis, Minnesota for approximately $28 million. Cash of $4 million and 100,000 shares of Common Stock valued at $2.16 million were placed in escrow during the third quarter of fiscal 1999. The remainder of the purchase price was financed through cash on hand and a $20.4 million 15-year mortgage. The interest rate on the mortgage is fixed at 7% for the first seven years and is thereafter adjusted based on U.S. Treasury rates.

In addition, the Company paid $2 million and issued seven-year warrants to purchase 60,000 shares of the Company's common stock at $23.77 per share as a nonrefundable deposit on the option to purchase property adjacent to its Minneapolis facility. The fair market value of the warrants was $858,000.


C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                             QUARTER ENDED
                                        ------------------------
                                          9/30/99      6/30/99
                                        ----------    ----------
Weighted average common shares
  outstanding--basic                    20,150,702    20,115,898
Dilutive effect of stock options
  and warrants                             673,016       427,706
                                        ----------    ----------
Average common shares outstanding--
  diluted                               20,823,718    20,543,604
                                        ==========    ==========


D. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                                              QUARTER ENDED
                                        --------------------------
                                          9/30/99        6/30/99
                                        -----------    -----------
External sales
  Hematology                            $ 3,163,688    $ 3,049,779
  Biotechnology                          15,074,320     13,037,513
  R&D Systems Europe                      6,383,045      5,247,900
                                        -----------    -----------
Total external sales                    $24,621,053    $21,335,192
                                        ===========    ===========
Intersegment sales
  Hematology                            $         -    $         -
  Biotechnology                           3,186,429      2,656,713
  R&D Systems Europe                         61,270         82,338
                                        -----------    -----------
Total intersegment sales                $ 3,247,699    $ 2,739,051
                                        ===========    ===========
Income before taxes
  Hematology                            $   929,974    $   805,754
  Biotechnology                           6,572,996      4,415,445
  R&D Systems Europe                      1,046,301        713,585
  Corporate and other                      (959,032)      (579,940)
                                        -----------    -----------
Total income before taxes               $ 7,590,239    $ 5,354,844
                                        ===========    ===========


          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

          Results of Operations Quarter Ended September 30, 1999
                    vs. Quarter Ended September 30, 1998


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

The Company has an approximate 49% interest in the issued and outstanding voting shares of ChemoCentryx, Inc. (CCX), a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for this investment under the equity method of accounting and recognizes 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. The Company's investment in CCX was $2,535,470 and $1,910,931 at September 30, 1999 and June 30, 1999, respectively.

Net Sales

Net sales for the quarter ended September 30, 1999 were $24,621,053, an increase of $3,285,861 (15%) from the quarter ended September 30, 1998.
R&D Systems sales increased $2,150,716 (13%) and R&D Europe sales increased $1,135,145 (22%) for the quarter ended September 30, 1999. The increase in sales for the quarter was due largely to a $1.7 million increase in protein and antibody sales and a $.9 million increase in immunoassay kit sales.

Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the first quarter of fiscal 2000 were 71.6% compared to 69.0% for the same quarter in fiscal 1999. Biotechnology Division margins increased from 69.8% to 73.2% for the quarter ended September 30, 1999. Margins in the first quarter of last year were affected by the higher cost of inventory acquired from Genzyme Corporation, the majority of which was sold in fiscal 1999. The increase in Biotechnology Division gross margins also reflect the benefit from increased sales volume. R&D Europe gross margins decreased from 46.1% to 44.7% for the quarter as a result of changes in exchange rates. Hematology Division gross margins also decreased slightly from 46.0% to 45.6% for the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $25,897 (1%) from the first quarter of fiscal 1999. This was mainly the result of decreased rent expense due to the Company's purchase of its Minneapolis facility.

Research and Development Expenses

Research and development expenses increased $438,770 (16%) for the quarter ended September 30, 1999. The increase related to products currently under development, many of which have been or will be released in fiscal 2000. Products currently under development include both biotechnology and hematology products.

Net Earnings

Earnings before income taxes increased $2,235,395 from $5,354,844 in the first quarter of fiscal 1999 to $7,590,239 in the first quarter of fiscal 2000. The increase in earnings before income taxes was due to an increase in Biotechnology Division earnings of $2,157,551, an increase in R&D Europe earnings of $332,716 and an increase in Hematology Division earnings of $124,220 for the quarter ended September 30, 1999. These increases were offset by increased net losses of CCX of $91,617 and interest expense of $367,098 for the quarter ended September 30, 1999.

Income taxes for the quarter ended September 30, 1999 were provided at a rate of approximately 36% of consolidated pretax earnings compared to 34% for the first quarter of fiscal 1999. The increase in the tax rate is mainly due to the increased net loss by CCX for which no tax benefit has been provided and the expiration of the U.S. credit for research and development expenditures. U.S. federal taxes have been reduced by the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.



                    Liquidity and Capital Resources

At September 30, 1999, cash and cash equivalents and short-term investments were $32,157,336 compared to $29,114,124 at June 30, 1999. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $9,873,864 from operating activities in the first three months of fiscal 2000 compared to $5,747,205 for the first three months of fiscal 1999. The increase was mainly the result of increased net earnings and the absence in fiscal 2000 of the large increase in accounts receivable in fiscal 1999 which resulted from the Genzyme acquisition.

Cash Flows From Investing Activities

During the three months ended September 30, 1999 short-term investments increased by $1,712,000. During the three months ended September 30, 1998, the Company decreased short-term investments by $4,323,793. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Cash spent on fixed assets was $24,353,398 (including $21.9 million for the building purchase) for the first three months of fiscal 2000, compared to $1,042,242 for the first three months of fiscal 1999. Included in the fiscal 2000 and 1999 additions were $1,900,000 and $683,000 for building improvements related to remodeling of facilities by R&D Systems. The remaining capital additions in fiscal 2000 and 1999 were for laboratory and computer equipment. Total expenditures for capital additions and building improvements planned for the remainder of fiscal 2000 are expected to cost approximately $6.0 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the first quarter of fiscal 2000, the Company invested an additional $1 million in ChemoCentryx, Inc.

Cash Flows From Financing Activities

Cash of $219,426 and $616,400 was received during the three months ended September 30, 1999 and 1998, respectively, for the exercise of options for 24,770 and 143,100 shares of common stock. During the first three months of fiscal 2000 options for 10,792 shares of common stock were exercised by the surrender of 3,475 shares of the Company's common stock with fair market values of $112,271.

During the first three months of fiscal 1999, the Company purchased and retired 94,000 shares of Company common stock at a market value of $1,414,508. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $10 million of its common stock. Through November 8, 1999, 650,600 shares have been purchased at a market value of $8,754,114.

The Company has never paid cash dividends and has no plans to do so in fiscal 2000.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $18,056,656. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect to recognize an adverse impact in income or cash flows.

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


                                 Y2K ISSUES

The Company has taken steps to ensure that it is not adversely affected by Y2K software failures which may arise in software applications where two-year digits are used to define the applicable year. The Company has completed its review of computer hardware and software. Any necessary upgrades which have not been completed at the current time will be completed during the fourth quarter of calendar 1999. The Company is continuing its review of non-computer hardware that contains embedded processors to ensure that the equipment will function properly or that contingency plans are in place before the end of calendar 1999.

The Company has also communicated with many of its suppliers and service providers regarding compliance with Y2K requirements. As a result of such inquiries, no significant deficiencies have been identified. The Company will continue to monitor these third parties for Y2K compliance. The Company also plans to have sufficient quantities of critical raw materials on hand by December 31 to allow for interruptions of service by its vendors. For raw materials with a short shelf life (i.e. blood), the Company deals with the issue of shortages of these components in the normal course of business and generally has several vendors for each of these raw materials.

To date, the cost of the review and upgrade of the Company's computer applications is approximately $25,000 and the Company estimates the cost to complete the process should not exceed $50,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, upgrading the Company's computer systems, which could have a material adverse effect on the operations and financial position of the Company. In addition, there can be no assurances that the Company's customers and suppliers will not be adversely affected by their own Y2K issues, which may indirectly adversely affect the Company.





                         PART II - OTHER INFORMATION


                          ITEM 1 - LEGAL PROCEEDINGS

No change


                       ITEM 2 - CHANGES IN SECURITIES

On July 1, 1999, the Company issued to Hillcrest Development, a Minnesota Limited Partnership, Warrants to purchase 60,000 shares of Common Stock in connection with an option to purchase certain real estate. The Warrants are exercisable from July 1, 2000 through June 30, 2006 at $23.77 per share. The issuance of such securities was deemed to be exempt from registration under the Securities Act of 1933 by virtue of
Section 4(2) thereof.


               ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

          ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

(a) The Annual Meeting of the Registrant's shareholders was held on Thursday, October 21, 1999.

(b) A proposal to set the number of directors at seven was adopted by a vote of 16,745,658 in favor with 48,775 shares against, 26,271 shares abstaining and no shares represented by broker nonvotes.

(c) Proxies for the Annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected, as follows:

         Nominee                     For              Withheld

         Thomas E. Oland          16,735,833            84,871
         Roger C. Lucas           16,720,433           100,271
         Howard V. O'Connell      16,732,533            88,171
         G. Arthur Herbert        16,543,605           277,099
         Randolph C. Steer        16,733,083            87,621
         Lowell E. Sears          16,733,933            86,771
         Christopher S. Henney    16,735,783            84,921




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

     B.  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1999.






                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TECHNE CORPORATION
                                   (Company)




Date:  November 12, 1999        Thomas E. Oland
                                --------------------------
                                Thomas E. Oland
                                President, Chief Executive and
                                Financial Officer




                             EXHIBIT INDEX
                                   TO
                               FORM 10-Q

                          TECHNE CORPORATION


        Exhibit #      Description
        --------       ------------------
           10.1        Employment Agreement, dated October 1, 1999, with
                       Timothy M. Heaney

           27          Financial Data Schedule