Form 10-Q
period 1999-12-31
TECHNE CORP /MN/
filed 2000-02-11
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999, or


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

At February 7, 2000, 20,261,734 shares of the Company's Common Stock (par value $.01) were outstanding.


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        TECHNE CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                         12/31/99        6/30/99
                                       ------------    ------------
ASSETS
  Cash and cash equivalents            $ 18,695,132    $ 12,769,468
  Short-term investments                 20,621,718      16,344,656
  Accounts receivable (net)              13,116,493      13,520,409
  Inventories                             4,179,961       5,715,065
  Deferred income taxes                   2,218,000       2,101,000
  Other current assets                      460,570         399,850
                                       ------------    ------------
    Total current assets                 59,291,874      50,850,448

  Deferred income taxes                   3,635,000       3,137,000
  Fixed assets (net)                     42,367,013      15,065,234
  Intangible assets (net)                40,950,125      45,564,750
  Other assets                            6,980,837       9,183,087
                                       ------------    ------------
    TOTAL ASSETS                       $153,224,849    $123,800,519
                                       ============    ============
LIABILITIES & EQUITY
  Trade accounts payable               $  3,154,196    $  2,375,029
  Salary and related accruals             2,098,465       2,313,450
  Other payables                          5,882,663       5,547,702
  Income taxes payable                    2,621,027       3,226,451
  Current portion of long-term debt         791,910               -
                                       ------------    ------------
    Total current liabilities            14,548,261      13,462,632

  Deferred rent                                   -       1,963,500
  Royalty payable                         9,652,000      11,536,000
  Long-term debt                         19,356,386               -

  Common stock, par value $.01 per
    share; authorized 50,000,000;
    issued and outstanding
    20,202,242 and 20,132,655,
    respectively                            202,022         201,327
  Additional paid-in capital             36,786,751      34,525,581
  Retained earnings                      72,358,944      62,058,879
  Accumulated foreign currency
    translation adjustments                 320,485          52,600
                                       ------------    ------------
    Total stockholders' equity          109,668,202      96,838,387
                                       ------------    ------------
    TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY          $153,224,849    $123,800,519
                                       ============    ============

           See notes to unaudited Consolidated Financial Statements.


                         TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                               QUARTER ENDED             SIX MONTHS ENDED
                          -------------------------   -------------------------
                           12/31/99      12/31/98      12/31/99     12/31/98
                          -----------   -----------   -----------   -----------
Sales                     $25,126,839   $21,464,259   $49,747,892   $42,799,451
Cost of sales               6,977,732     6,228,253    13,974,502    12,843,130
                          -----------   -----------   -----------   -----------
  Gross margin             18,149,107    15,236,006    35,773,390    29,956,321

Operating expenses
  (income):
  Selling, general
   and administrative       4,723,955     4,468,183     9,129,153     8,899,278
  Research and
   development              2,660,928     2,941,986     5,851,823     5,694,111
  Amortization expense      2,307,312     2,394,662     4,614,625     4,789,324
  Interest expense            364,093             -       731,191             -
  Interest income            (292,244)     (230,672)     (528,704)     (443,083)
                          -----------   -----------   -----------   -----------
                            9,764,044     9,574,159    19,798,088    18,939,630
                          -----------   -----------   -----------   -----------
Earnings before income
  taxes                     8,385,063     5,661,847    15,975,302    11,016,691
Income taxes                2,821,000     2,075,000     5,563,000     3,905,000
                          -----------   -----------   -----------   -----------
Net earnings              $ 5,564,063   $ 3,586,847   $10,412,302   $ 7,111,691
                          ===========   ===========   ===========   ===========
Basic earnings per
  share                   $      0.28   $      0.18   $      0.52   $      0.35
Diluted earnings per
  share                   $      0.26   $      0.17   $      0.50   $      0.35

Weighted average common
  shares outstanding:
    Basic                  20,176,563    20,048,267    20,163,623    20,082,018
    Diluted                21,060,546    20,543,502    20,942,122    20,543,488


                See notes to unaudited Consolidated Financial Statements.



                         TECHNE CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    SIX MONTHS ENDED
                                               -------------------------
                                                 12/31/99      12/31/98
                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                 $10,412,302   $ 7,111,691
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization              6,143,922     5,871,521
      Deferred income taxes                       (596,000)     (795,000)
      Tax benefit from exercise of options         562,000       179,000
      Other                                        284,357       476,123
  Change in current assets and current
    liabilities, net of acquisition:
      (Increase) decrease in:
        Accounts receivable                        456,389    (2,246,896)
        Inventories                              1,589,316       902,067
        Other current assets                        31,341      (136,175)
      Increase (decrease) in:
        Trade account/other payables              (892,861)      (60,760)
        Salary and related accruals               (216,698)     (612,880)
        Income taxes payable                      (633,635)      339,183
                                               -----------   -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     17,140,433    11,027,874

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition                                            -   (24,977,219)
  Purchase of short-term investments           (10,400,000)   (7,277,214)
  Proceeds from sale of short-term investments   6,122,938    10,498,438
  Additions to fixed assets                    (24,651,700)   (1,525,295)
  Real estate deposit (Note B)                  (2,000,000)            -
  Increase in other long term assets            (1,450,000)     (150,000)
                                               -----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES        (32,378,762)  (23,431,290)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                         729,628       752,894
  Mortgage note                                 20,400,000             -
  Payments on long-term debt                      (251,704)            -
  Repurchase of common stock                             -    (2,075,683)
                                               -----------   -----------
  NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                 20,877,924    (1,322,789)

EFFECT OF EXCHANGE RATE CHANGES ON CASH            286,069         5,035
                                               -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS               5,925,664   (13,721,170)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD     12,769,468    27,372,345
                                               -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD          $18,695,132   $13,651,175
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:


                                             12/31/99      6/30/99
                                           -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                      $13,416,493   $13,820,409
    Less reserve for bad debts                 300,000       300,000
                                           -----------   -----------
      NET ACCOUNTS RECEIVABLE              $13,116,493   $13,520,409
                                           ===========   ===========
INVENTORIES
  Raw materials                            $ 1,474,293   $ 2,105,150
  Supplies                                     112,710       110,227
  Finished goods                             2,592,958     3,499,688
                                           -----------   -----------
      TOTAL INVENTORIES                    $ 4,179,961   $ 5,715,065
                                           ===========   ===========
FIXED ASSETS
  Land                                     $   871,000   $         -
  Buildings and improvements                40,768,109             -
  Laboratory equipment                      11,835,363    11,308,984
  Office equipment                           3,456,118     3,294,704
  Leasehold improvements                       192,445    13,770,763
                                           -----------   -----------
                                            57,123,035    28,374,451
    Less accumulated depreciation
      and amortization                      14,756,022    13,309,217
                                           -----------   -----------
      NET FIXED ASSETS                     $42,367,013   $15,065,234
                                           ===========   ===========
INTANGIBLE ASSETS
  Customer list                            $18,010,000   $18,010,000
  Technology licensing agreements              500,000       500,000
  Goodwill                                  39,075,089    39,075,089
                                           -----------   -----------
                                            57,585,089    57,585,089
    Less accumulated amortization           16,634,964    12,020,339
                                           -----------   -----------
      NET INTANGIBLE ASSETS                $40,950,125   $45,564,750
                                           ===========   ===========


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

In addition, the Company paid $2 million and issued seven-year warrants to purchase 60,000 shares of the Company's common stock at $23.77 per share as a nonrefundable deposit on an option to purchase property adjacent to its Minneapolis facility. The fair market value of the warrants was $858,000.


C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                             QUARTER ENDED              SIX MONTHS ENDED
                        ------------------------    ------------------------
                         12/31/99      12/31/98      12/31/99      12/31/98
                        ----------    ----------    ----------    ----------
Weighted average
  common shares
  outstanding-basic     20,176,563    20,048,267    20,163,623    20,082,018
Dilutive effect of
  stock options and
  warrants                 883,983       495,235       778,499       461,470
                        ----------    ----------    ----------    ----------
Average common shares
  outstanding-diluted   21,060,546    20,543,502    20,942,122    20,543,488
                        ==========    ==========    ==========    ==========


D. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                            QUARTER ENDED             SIX MONTHS ENDED
                       -------------------------   -------------------------
                         12/31/99      12/31/98      12/31/99      12/31/98
                       -----------   -----------   -----------   -----------
External sales
  Hematology           $ 3,220,811   $ 2,915,376   $ 6,384,499   $ 5,965,155
  Biotechnology         15,459,607    12,482,100     30,533,92    25,519,613
  R&D Systems Europe     6,446,421     6,066,783    12,829,466    11,314,683
                       -----------   -----------   -----------   -----------
Total external sales   $25,126,839   $21,464,259   $49,747,892   $42,799,451
                       ===========   ===========   ===========   ===========
Intersegment sales
  Hematology           $        --   $        --   $        --   $        --
  Biotechnology          3,269,989     3,189,744     6,456,418     5,846,457
  R&D Systems Europe        22,361        29,537        83,631        11,875
                       -----------   -----------   -----------   -----------
Total intersegment
  sales                $ 3,292,350   $ 3,219,281   $ 6,540,049   $ 5,958,332
                       ===========   ===========   ===========   ===========
Income before taxes
  Hematology           $   946,697   $   799,133   $ 1,876,671   $ 1,604,887
  Biotechnology          6,458,576     4,529,526    13,031,572     8,944,971
  R&D Systems Europe     1,229,794     1,098,459     2,276,095     1,812,044
  Corporate and other     (250,004)     (765,271)   (1,209,036)   (1,345,211)
                       -----------   -----------   -----------   -----------
Total income
  before taxes         $ 8,385,063   $ 5,661,847   $15,975,302   $11,016,691
                       ===========   ===========   ===========   ===========


             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      Results of Operations Quarter and Six Months Ended December 31, 1999
                vs. Quarter and Six Months Ended December 31, 1998


Techne Corporation (Techne) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and
R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England.  R&D
Systems has two divisions:  Biotechnology and Hematology.  The Biotechnology
Division's principle products are purified cytokines (proteins), antibodies and assay kits, which are sold primarily to biomedical researchers and clinical research laboratories. The Hematology Division's principle products are whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results.
R&D Europe sells R&D Systems' biotechnology products in Europe, both directly and through a sales subsidiary in Germany. The Company has a foreign sales corporation, Techne Export Inc.

The Company has an equity interest in ChemoCentryx, Inc. (CCX), a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for this investment under the equity method of accounting and recognizes 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. The
Company's investment in CCX was $2,796,014 and $1,910,931 at December 31,
1999 and June 30, 1999, respectively.


Net Sales

Net sales for the quarter ended December 31, 1999 were $25,126,839, an increase of $3,662,580 (17%) from the quarter ended December 31, 1998. Sales for the six months ended December 31, 1999 increased $6,948,441 (16%) from $42,799,451 to $49,747,892. R&D Systems sales increased $3,282,942 (21%) and
$5,433,658 (17%) for the quarter and six months ended December 31, 1999, respectively. R&D Europe sales increased $379,638 (6%) and $1,514,783 (13%) for the quarter and six months ended December 31, 1999, respectively. The increase in sales for the quarter was due largely to a $2.5 and $4.3 million increase in protein and antibody sales for the quarter and six months and a $.5 and $1.4 million increase in immunoassay kit sales for the quarter and six months.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year.
Margins for the second quarter of fiscal 2000 were 72.2% compared to 71.0% for the same quarter in fiscal 1999. Margins for the six months ended
December 31, 1999 were 71.9% compared to 70.0% for the same period in fiscal
1999.

Biotechnology Division margins increased from 72.1% to 73.7% for the quarter ended December 31, 1999 and from 71.0% to 73.5% for the six months ended
December 31, 1999. Margins in the first six months of last year were affected by the higher cost of inventory acquired from Genzyme Corporation, the majority of which was sold in fiscal 1999. The increase in Biotechnology
Division gross margins also reflect the benefit from increased sales volume and decreased rent expense due to the Company's purchase of its Minneapolis facility. R&D Europe gross margins decreased from 46.2% to 43.2% for the quarter and from 46.2% to 44.0% for the six months ended December 31, 1999 as a result of changes in exchange rates. Hematology Division gross margins increased from 47.2% to 48.5% for the quarter and from 46.6% to 47.1% for the six months ended December 31, 1999 as a result of changes in product mix.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $255,772 (6%) from the second quarter of fiscal 1999. These expenses also increased $229,875 (3%) for the first six months of fiscal 2000. This was mainly the result of increased wages and benefits and exchange rate losses partially offset by decreased rent expense.


Research and Development Expenses

Research and development expenses decreased $281,058 (10%) for the quarter ended December 31, 1999, but increased $157,712 (3%) for the six months ended
December 31, 1999. The decrease for the quarter was a result of research grant money received by ChemoCentryx, Inc. Research and development expenses by R&D Systems increased $360,000 for the quarter and $724,000 for the six months ended December 31, 1999. The increase related to products currently under development, many of which have been or will be released in fiscal
2000. Products currently under development include both biotechnology and hematology products.


Net Earnings

Earnings before income taxes increased $2,723,216 from $5,661,847 in the second quarter of fiscal 1999 to $8,365,063 in the second quarter of fiscal
2000. Earnings before taxes for the six months increased $4,958,611 from $11,016,691 to $15,975,302. The increase in earnings before income taxes was due to an increase in Biotechnology Division earnings of $1,929,050 and $4,086,601, an increase in R&D Europe earnings of $131,335 and $464,051, and an increase in Hematology Division earnings of $147,564 and $271,784 for the quarter and six months ended December 31, 1999. The increase in earnings before taxes was also the result of decreased net losses of CCX of $589,038 and $497,421 for the quarter and six months. These increases were partially offset by mortgage interest expense of $364,093 and $731,191 for the quarter and six months ended December 31, 1999.

Income taxes for the quarter and six months ended December 31, 1999 were provided at a rate of approximately 34% and 35% of consolidated pretax earnings compared to 37% and 35% for the prior year. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.



                          Liquidity and Capital Resources

At December 31, 1999, cash and cash equivalents and short-term investments were $39,316,850 compared to $29,114,124 at June 30, 1999. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $17,140,433 from operating activities in the first six months of fiscal 2000 compared to $11,027,874 for the first six months of fiscal 1999. The increase was mainly the result of increased net earnings and the absence in fiscal 2000 of the large increase in accounts receivable in fiscal 1999 which resulted from the Genzyme acquisition.

Cash Flows From Investing Activities

During the six months ended December 31, 1999 short-term investments increased by $4,277,062. During the six months ended December 31, 1998, the Company decreased short-term investments by $3,221,224. The Company's investment policy is to place excess cash in short-term tax-exempt bonds.
The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Cash spent on fixed assets was $24,651,700 (including $21.9 million for the building purchase) for the first six months of fiscal 2000, compared to $1,525,295 for the first six months of fiscal 1999. Included in the fiscal
2000 and 1999 additions were $1,921,000 and $683,000 for building improvements related to remodeling of facilities by R&D Systems. The remaining capital additions in fiscal 2000 and 1999 were for laboratory and computer equipment. Total expenditures for capital additions and building improvements planned for the remainder of fiscal 2000 are expected to cost approximately $5.7 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the first quarter of fiscal 2000, the Company invested an additional
$1 million in ChemoCentryx, Inc.

Cash Flows From Financing Activities

Cash of $729,628 and $752,894 was received during the six months ended
December 31, 1999 and 1998, respectively, for the exercise of options for 63,270 and 158,420 shares of common stock. During the first six months of fiscal 2000 options for 9,792 shares of common stock were exercised by the surrender of 3,475 shares of the Company's common stock with fair market values of $112,271.

During the first six months of fiscal 1999, the Company purchased and retired
138,600 shares of Company common stock at a market value of $2,075,683.  The
Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $10 million of its common stock. Through February 7, 2000, 650,600 shares have been purchased at a market value of $8,754,114.

The Company has never paid cash dividends and has no plans to do so in fiscal
2000.



      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $20,621,718. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect to recognize an adverse impact in income or cash flows.

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




                                    Y2K ISSUES

To the date of this filing, the Company has not experienced any significant problems related to Y2K, both within its internal operations or with any of its suppliers and service providers.



                             PART II - OTHER INFORMATION


                              ITEM 1 - LEGAL PROCEEDINGS

No change


                            ITEM 2 - CHANGES IN SECURITIES

None


                       ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


               ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 21,1999 is Contained in the Company's Form 10-Q for the quarter ended September 30, 1999, which is Incorporated herein by reference.


                              ITEM 5 - OTHER INFORMATION

Forward Looking Information and Cautionary Statements: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research into cytokines by the Company's customers, the impact of the growing number of producers of cytokine research products and related price competition, the retention of hematology OEM and proficiency survey business, and the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships.


                        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

           See exhibit index immediately following signature page.

     B.  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended
           December 31, 1999.







                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TECHNE CORPORATION
                                        (Company)




Date:  February 11, 2000                /s/ Thomas E. Oland
                                        --------------------------
                                        Thomas E. Oland
                                        President, Chief Executive and
                                        Financial Officer




                                EXHIBIT INDEX
                                     TO
                                  FORM 10-Q

                              TECHNE CORPORATION


	Exhibit #           Description
	----------          ------------------

        27                  Financial Data Schedule






