Form 10-Q
period 2000-03-31
TECHNE CORP /MN/
filed 2000-05-16
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000, or


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


At May 8, 2000, 20,527,699 shares of the Company's Common Stock (par value $.01) were outstanding.


                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                       TECHNE CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                         3/31/00        6/30/99
                                      ------------   ------------
ASSETS
  Cash and cash equivalents           $ 18,158,301   $ 12,769,468
  Short-term investments                30,623,777     16,344,656
  Accounts receivable (net)             14,936,769     13,520,409
  Inventories                            4,336,805      5,715,065
  Income taxes receivable                  383,264              -
  Deferred income taxes                  2,307,000      2,101,000
  Other current assets                     619,985        399,850
                                      ------------   ------------
    Total current assets                71,365,901     50,850,448

  Deferred income taxes                  3,627,000      3,137,000
  Fixed assets (net)                    44,589,048     15,065,234
  Intangible assets (net)               38,642,812     45,564,750
  Other assets                           7,367,942      9,183,087
                                      ------------   ------------
    TOTAL ASSETS                      $165,592,703   $123,800,519
                                      ============   ============

LIABILITIES & EQUITY
  Trade accounts payable              $  3,192,317   $  2,375,029
  Salary and related accruals            3,020,845      2,313,450
  Other payables                         5,687,710      5,547,702
  Income taxes payable                           -      3,226,451
  Current portion of long-term debt        809,744              -
                                      ------------   ------------
    Total current liabilities           12,710,616     13,462,632

  Deferred rent                                  -      1,963,500
  Royalty payable                        8,710,000     11,536,000
  Long-term debt                        19,143,909              -

  Common stock, par value $.01 per
    share; authorized 50,000,000;
    issued and outstanding 20,497,649
    and 20,132,655, respectively           204,976        201,327
  Additional paid-in capital            44,865,092     34,525,581
  Retained earnings                     79,815,273     62,058,879
  Accumulated foreign currency
    Translation adjustments                142,837         52,600
                                      ------------   ------------
    Total stockholders' equity         125,028,178     96,838,387
                                      ------------   ------------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY       $165,592,703   $123,800,519
                                      ============   ============

          See notes to unaudited Consolidated Financial Statements.


                      TECHNE CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                            QUARTER ENDED             NINE MONTHS ENDED
                        ------------------------   ------------------------
                          3/31/00      3/31/99       3/31/00      3/31/99
                        -----------  -----------   -----------  -----------
Sales                   $26,776,906  $23,789,055   $76,524,798  $66,588,506
Cost of sales             6,382,933    7,169,105    20,357,435   20,012,235
                        -----------  -----------   -----------  -----------
  Gross margin           20,393,973   16,619,950    56,167,363   46,576,271

Operating expenses
 (income):
  Selling, general
   and administrative     4,356,323    4,268,228    13,485,476   13,167,506
  Research and
   development            2,468,439    3,004,721     8,320,262    8,698,832
Amortization expense      2,307,313    2,394,662     6,921,938    7,183,986
Interest expense            356,783            -     1,087,974            -
Interest income            (421,423)    (227,664)     (950,127)    (670,747)
                        -----------  -----------   -----------  -----------
                          9,067,435    9,439,947    28,865,523   28,379,577
                        -----------  -----------   -----------  -----------
Earnings before income
  taxes                  11,326,538    7,180,003    27,301,840   18,196,694
Income taxes              3,677,000    2,643,000     9,240,000    6,548,000
                        -----------  -----------   -----------  -----------
Net earnings            $ 7,649,538  $ 4,537,003   $18,061,840  $11,648,694
                        ===========  ===========   ===========  ===========
Basic earnings per
  share                 $      0.38  $      0.23   $      0.89  $      0.58
Diluted earnings per
  share                 $      0.36  $      0.22   $      0.86  $      0.56

Weighted average common
  shares outstanding:
  Basic                  20,368,298   20,124,535    20,231,370   20,096,055
  Diluted                21,235,995   20,792,071    21,038,573   20,626,223


              See notes to unaudited Consolidated Financial Statements.




                      TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     NINE MONTHS ENDED
                                                 -------------------------
                                                   3/31/00       3/31/99
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                   $18,061,840   $11,648,694
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                9,289,286     8,830,039
      Deferred income taxes                         (687,000)   (1,200,000)
      Other                                         (100,548)      633,571
  Change in current assets and current
    liabilities, net of acquisition:
      (Increase) decrease in:
        Accounts receivable                       (1,462,221)   (3,780,606)
        Inventories                                1,387,063     2,295,976
        Other current assets                        (131,475)      (43,544)
      Increase (decrease) in:
        Trade account/other payables              (1,993,822)   (1,373,875)
        Salary and related accruals                  710,104       123,255
        Income taxes, net                          1,838,672       168,418
                                                 -----------   -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       26,911,899    17,301,928

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition                                              -   (24,989,543)
  Purchase of short-term investments             (24,315,000)  (11,637,214)
  Proceeds from sale of short-term investments    10,035,879    12,463,270
  Additions to fixed assets                      (27,621,979)   (3,121,109)
  Real estate deposit (Note B)                    (2,001,000)   (4,088,188)
  Increase in other long term assets              (1,552,160)     (900,000)
                                                 -----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES          (45,454,260)  (32,272,784)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                         3,730,714       989,672
  Mortgage note                                   20,400,000             -
  Payments on long-term debt                        (446,347)            -
  Repurchase of common stock                               -    (2,075,683)
                                                 -----------   -----------
  NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                    23,684,367    (1,086,011)

EFFECT OF EXCHANGE RATE CHANGES ON CASH              246,827       (56,827)
                                                 -----------   -----------
NET CHANGE IN CASH AND EQUIVALENTS                 5,388,833   (16,113,694)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD       12,769,468    27,372,345
                                                 -----------   -----------
CASH AND EQUIVALENTS AT END OF PERIOD            $18,158,301   $11,258,651
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                            3/31/00       6/30/99
                                          -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                     $15,232,769   $13,820,409
    Less reserve for bad debts                296,000       300,000
                                          -----------   -----------
      NET ACCOUNTS RECEIVABLE             $14,936,769   $13,520,409
                                          ===========   ===========
INVENTORIES
  Raw materials                           $ 1,392,332   $ 2,105,150
  Supplies                                    121,087       110,227
  Finished goods                            2,823,386     3,499,688
                                          -----------   -----------
      TOTAL INVENTORIES                   $ 4,336,805   $ 5,715,065
                                          ===========   ===========
FIXED ASSETS
  Land                                    $   871,000   $         -
  Buildings and improvements               43,217,975             -
  Laboratory equipment                     12,173,934    11,308,984
  Office equipment                          3,561,680     3,294,704
  Leasehold improvements                      189,586    13,770,763
                                          -----------   -----------
                                           60,014,175    28,374,451
    Less accumulated depreciation
      and amortization                     15,425,127    13,309,217
                                          -----------   -----------
      NET FIXED ASSETS                    $44,589,048   $15,065,234
                                          ===========   ===========
INTANGIBLE ASSETS
  Customer list                           $18,010,000   $18,010,000
  Technology licensing agreements             500,000       500,000
  Goodwill                                 39,075,089    39,075,089
                                          -----------   -----------
                                           57,585,089    57,585,089
Less accumulated amortization              18,942,277    12,020,339
                                          -----------   -----------
      NET INTANGIBLE ASSETS               $38,642,812   $45,564,750
                                          ===========   ===========



B.  REAL ESTATE ACQUISITION:

On July 1, 1999, the Company purchased the facilities it occupies in Minneapolis, Minnesota for approximately $28 million. Cash of $4 million and 100,000 shares of Common Stock valued at $2.16 million were placed in escrow during the third quarter of fiscal 1999. The remainder of the purchase price was financed through cash on hand and a $20.4 million 15-year mortgage. The interest rate on the mortgage is fixed at 7% for the first seven years and is thereafter adjusted based on U.S. Treasury rates.

In addition, the Company paid $2 million and issued seven-year warrants to purchase 60,000 shares of the Company's common stock at $23.77 per share as a nonrefundable deposit on an option to purchase property adjacent to its Minneapolis facility. The fair market value of the warrants was $858,000.



C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                  QUARTER ENDED          NINE MONTHS ENDED
                              ---------------------    ----------------------
                                3/31/00     3/31/99      3/31/00     3/31/99
                              ----------  ----------   ----------  ----------
Weighted average
  common shares
  outstanding-basic           20,368,298  20,124,535   20,231,370  20,096,055
Dilutive effect of
  stock options and warrants     867,697     667,536      807,203     530,168
                              ----------  ----------   ----------  ----------
Average common shares
  outstanding-diluted         21,235,995  20,792,071   21,038,573  20,626,223
                              ==========  ==========   ==========  ==========


D. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                              QUARTER ENDED           NINE MONTHS ENDED
                        ------------------------   ------------------------
                          3/31/00      3/31/99      3/31/00       3/31/99
                        -----------  -----------   -----------  -----------
External sales
  Hematology            $ 3,143,364  $ 3,179,270   $ 9,527,863  $ 9,144,425
  Biotechnology          16,658,266   14,477,976    47,192,193   39,997,589
  R&D Systems Europe      6,975,276    6,131,809    19,804,742   17,446,492
                        -----------  -----------   -----------  -----------
Total external sales    $26,776,906  $23,789,055   $76,524,798  $66,588,506
                        ===========  ===========   ===========  ===========
Intersegment sales
  Hematology            $        --  $        --   $        --  $        --
  Biotechnology           3,711,183    2,793,198    10,167,601    8,639,655
  R&D Systems Europe         27,195       31,746       110,826      143,621
                        -----------  -----------   -----------  -----------
Total intersegment
  sales                 $ 3,738,378  $ 2,824,944   $10,278,427  $ 8,783,276
                        ===========  ===========   ===========  ===========

Income before taxes
  Hematology            $   869,536  $   906,955   $ 2,746,207  $ 2,511,842
  Biotechnology           9,090,026    5,404,144    22,121,598   14,349,115
  R&D Systems Europe      1,455,526    1,281,338     3,731,621    3,093,382
  Corporate and other       (88,550)    (412,434)   (1,297,586)  (1,757,645)
                        -----------  -----------   -----------  -----------
Total income
  before taxes          $11,326,538  $ 7,180,003   $27,301,840  $18,196,694
                        ===========  ===========   ===========  ===========


          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      Results of Operations Quarter and Nine Months Ended March 31, 2000
               vs. Quarter and Nine Months Ended March 31, 1999


Techne Corporation (Techne) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division's principal products are purified cytokines (proteins), antibodies and assay kits, which are sold primarily to biomedical researchers at pharmaceutical companies and academic and government research laboratories. The Hematology Division's principal products are whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe sells R&D Systems' biotechnology products in Europe, both directly and through a sales subsidiary in Germany. The Company has a foreign sales corporation, Techne Export Inc.

The Company has an equity interest in ChemoCentryx, Inc. (CCX), a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for this investment under the equity method of accounting and recognizes 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. The Company's investment in CCX was $3,267,439 and $1,910,931 at March 31, 2000 and June 30, 1999, respectively.


Net Sales

Net sales for the quarter ended March 31, 2000 were $26,776,906, an increase of $2,987,851 (13%) from the quarter ended March 31, 1999. Sales for the nine months ended March 31, 2000 increased $9,936,292 (15%) from $66,588,506 to $76,524,798. R&D Systems sales increased $2,144,384 (12%) and $7,578,042
(15%) for the quarter and nine months ended March 31, 2000, respectively.
R&D Europe sales increased $843,467 (14%) and $2,358,250 (14%) for the quarter and nine months ended March 31, 2000, respectively. The increase was due largely to a $2.2 and $6.5 million increase in protein and antibody sales for the quarter and nine months and a $.5 and $1.9 million increase in immunoassay kit sales for the quarter and nine months.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the third quarter of fiscal 2000 were 76.2% compared to 69.9% for the same quarter in fiscal 1999. Margins for the nine months ended March 31, 2000 were 73.4% compared to 70.0% for the same period in fiscal 1999.


Biotechnology Division margins increased from 70.2% to 79.7% for the quarter ended March 31, 2000 and from 70.7% to 75.7% for the nine months ended March 31, 2000. Margins in the first nine months of last year were affected by the higher cost of inventory acquired from Genzyme Corporation, the majority of which was sold in fiscal 1999. The increase in Biotechnology Division gross margins also reflect the benefit from increased sales volume and decreased rent expense due to the Company's purchase of its Minneapolis facility. R&D Europe gross margins decreased from 47.8% to 40.6% for the quarter and from 46.8% to 42.8% for the nine months ended March 31, 2000 as a result of changes in exchange rates. Hematology Division gross margins decreased slightly for the quarter from 45.8% to 44.9% and remained steady at 46.3% for the nine months ended March 31, 2000.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $88,095 (2%) from the third quarter of fiscal 1999. These expenses also increased $317,970 (2%) for the first nine months of fiscal 2000. This was mainly the result of increased wages and benefits and exchange rate losses partially offset by decreased rent expense.


Research and Development Expenses

Research and development expenses decreased $536,282 (18%) and $378,570 (4%) for the quarter and nine months ended March 31, 2000. The decrease was a result of research grant money received in fiscal 2000 by ChemoCentryx, Inc., which offset CCX's research expenses. Research and development expenses by R&D Systems increased $423,000 (17%) for the quarter and $1,147,000 (16%) for the nine months ended March 31, 2000. The increase related to products currently under development, many of which have been or will be released in fiscal 2000 and 2001. Products currently under development include both biotechnology and hematology products.


Net Earnings

Earnings before income taxes increased $4,146,535 from $7,180,003 in the third quarter of fiscal 1999 to $11,326,538 in the third quarter of fiscal 2000. Earnings before taxes for the nine months increased $9,105,146 from $18,196,694 to $27,301,840. The increase in earnings before income taxes was due primarily to the increase in sales and improved gross margin percentages discussed previously.

Income taxes for the quarter and nine months ended March 31, 2000 were provided at a rate of approximately 32% and 34% of consolidated pretax earnings compared to 37% and 36% for the prior year. The decrease in tax rate from the prior year is due to the results of CCX for which no taxes are provided. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.




                     Liquidity and Capital Resources

At March 31, 2000, cash and cash equivalents and short-term investments were $48,782,078 compared to $29,114,124 at June 30, 1999. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $26,911,899 from operating activities in the first nine months of fiscal 2000 compared to $17,301,928 for the first nine months of fiscal 1999. The increase was mainly the result of increased net earnings.

Cash Flows From Investing Activities

During the nine months ended March 31, 2000 short-term investments increased by $14,279,121. During the nine months ended March 31, 1999, the Company decreased short-term investments by $826,056. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Cash spent on fixed assets was $27,621,979 (including $21.9 million for the building purchase) for the first nine months of fiscal 2000, compared to $3,121,109 for the first nine months of fiscal 1999. Included in the fiscal 2000 and 1999 additions were $4,364,000 and $1,703,000 for building improvements related to remodeling of facilities by R&D Systems. The remaining capital additions in fiscal 2000 and 1999 were for laboratory and computer equipment. Total expenditures for capital additions and building improvements planned for the remainder of fiscal 2000 are expected to cost approximately $2.6 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the first nine months of fiscal 2000, the Company invested an additional $1 million in ChemoCentryx, Inc.

Cash Flows From Financing Activities

Cash of $3,730,714 and $989,672 was received during the nine months ended March 31, 2000 and 1999, respectively, for the exercise of options for 332,673 and 181,870 shares of common stock. During the first nine months of fiscal 2000 and 1999 options for 38,792 and 20,000 shares of common stock were exercised by the surrender of 6,471 and 4,404 shares of the Company's common stock with fair market values of $305,510 and $92,424, respectively.

During the first nine months of fiscal 1999, the Company purchased and retired 138,600 shares of Company common stock at a market value of $2,075,683. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $10 million of its common stock. From the start of the repurchase program through May 8, 2000, 650,600 shares have been purchased at a market value of $8,754,114.

The Company has never paid cash dividends and has no plans to do so in fiscal 2000.



     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $30,623,777. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase to have an adverse impact on income or cash flows.

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




                                Y2K ISSUES

To the date of this filing, the Company has not experienced any significant problems related to Y2K, either with its internal operations or with any of its suppliers and service providers.




                       PART II - OTHER INFORMATION


                        ITEM 1 - LEGAL PROCEEDINGS

During the quarter ended March 31, 2000, the Company settled previously disclosed litigation with Streck Laboratories, Inc. which had been pending in the United States District Court for the District of Nebraska.


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

     B.  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 2000.





                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TECHNE CORPORATION
                                    (Company)




Date:  May 12, 2000                 /s/ Thomas E. Oland
                                    -----------------------------
                                    Thomas E. Oland
                                    President, Chief Executive and
                                    Financial Officer



                            EXHIBIT INDEX
                                 TO
                             FORM 10-Q

                         TECHNE CORPORATION


	Exhibit #           Description
        ----------          ------------------

        27                  Financial Data Schedule