Form 10-K
period 2000-06-30
TECHNE CORP /MN/
filed 2000-09-27
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                FORM 10-K

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 2000

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 12, 2000 as reported on The Nasdaq Stock Market was approximately $1,485,548,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 12, 2000:
20,717,671

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.


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

During fiscal 1998, 1999 and 2000, the Company made equity investments in the preferred stock of ChemoCentryx, Inc. (CCX), a new technology and drug development company. The investment gives Techne a 49% interest in CCX. In addition to the equity investment and joint research efforts, the Company obtained research and diagnostic market rights to all products discovered or developed by CCX.

On July 1, 1998, R&D Systems purchased Genzyme Corporation's research products business. This acquisition established R&D Systems as the world's leading supplier of research and diagnostic cytokine products.


THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 2000, R&D Systems' Hematology Division revenues accounted for approximately 13% of consolidated revenues of $103,838,155. Revenues from R&D Systems' Biotechnology Division and R&D Europe were 62% and 25% of consolidated revenues, respectively.


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

Current Biotechnology Products

Cytokines and Related Antibodies. Cytokines, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest purity. Polyclonal antibodies are produced by injecting purified cytokines into animals (primarily goats and rabbits). The animals' immune systems recognize the cytokines as foreign and develop antibodies to these cytokines. The polyclonal antibodies are then extracted from the animals' blood and purified. Monoclonal antibodies are produced by injecting purified cytokines into mice. The B cells of a mouse's immune system are then isolated and fused with immortalized mouse cells that will produce the desired antibody. Purified cytokines and antibodies are made available both as research reagents and as parts of assay kits (below).

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

Clinical Diagnostic Kits. The EPO kit, acquired from Amgen Inc. in fiscal 1992, was the first diagnostic assay for which R&D Systems had FDA marketing clearance. R&D Systems also has received FDA marketing clearance for its transferrin receptor (TfR) and Beta2-microglobulin kits.

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

Blood is composed of plasma, the fluid portion of which is mainly water, and blood cells, which are suspended in the plasma. There are three basic types of blood cells: red cells, white cells and platelets. About 95 percent of the blood cells are red cells. Their main job is to transport oxygen from the lungs throughout the body, which they do by being rich in hemoglobin. White cells defend the body against foreign invaders. Platelets serve as a "plug" to stem blood flow at the site of an injury by initiating a complex series of biochemical reactions that lead to the formation of a clot.

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

Laser-Type Whole Blood Controls/Calibrators. Currently produced controls and calibrators for laser-type instruments include products for the following: Abbott Cell-Dyn 3000, 3200, 3500 and 4000 instruments, ABX instruments, Bayer H series instruments, and the TOA Sysmex NE-8000 and NE-5500 instruments.

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

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 2000 and is continuously working on product improvements and enhancements.

There is no assurance that any of the products in the research and development phase can be developed, or, if developed, can be successfully introduced into the marketplace.

Expenditures for research and development activities were $11,198,309, $12,004,798 and $10,637,804 for fiscal years 2000, 1999 and 1998, respectively.


BUSINESS RELATIONSHIPS

During fiscal 1998, 1999 and 2000, Techne purchased a total of $5 million of convertible preferred stock of ChemoCentryx, Inc. (CCX), representing approximately 49% of issued and outstanding voting shares. CCX is a new technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. Techne has accounted for the investment under the equity method of accounting and recognizes 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX.

Original Equipment Manufacturers (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal year 2000, OEM contracts accounted for $6,303,080 or 46% of Hematology Division revenues and 6% of total consolidated revenues.


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

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission and has been granted a NRC License due to expire in April 2001. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 2001. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they wouldn't be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.


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

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2000, total royalties expenses under these licenses were approximately $1,932,000.

R&D Systems has obtained federal trademark registration for its hematology control trademark CBC-3D, CBC-7, CBC-8, PLATELET-TROL, CBC-Laser and StatusFlow and claims common law rights in the trademarks CBC-CAL PLUS, CBC-CAL KIT, CBC-TECH, TECH-CAL, CBC-3K, 3K-CAL and CBC-NE. R&D Systems has also obtained the Quantikine, Fluorokine, QuantiGlo, Parameter, Surfacemark and IVD trademarks.


SEASONALITY OF BUSINESS

Sales of the products manufactured by R&D Systems and R&D Europe are not seasonal, although R&D Europe historically experiences a slowing of sales during the summer months.


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal year 2000, 1999 or 1998.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this report or as of a comparable date for fiscal 1999.


COMPETITION

The market for cytokines and research diagnostic assay kits in the United States and Europe is being supplied by a number of biotechnology companies, including BD Biosciences, BioSource International, Endogen Corp., Sigma Chemical Co., Amersham Pharmacia and CN Biosciences. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality and competitive pricing, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Most of the instrument manufacturing companies make controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors of R&D Systems' retail products are Beckman Coulter, Inc., TOA Systmex, Streck Laboratories, Abbott Diagnostics and Hematronix, Inc. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter and Streck Laboratories.


EMPLOYEES

R&D Systems had 387 full-time and 47 part-time employees as of June 30, 2000. R&D Europe had 42 full-time and 10 part-time employees as of June 30, 2000, including 10 full-time and 1 part-time at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, England and Germany had no material effect on R&D Systems or R&D Europe in fiscal year 2000.


FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations for the fiscal years ended June 30 (all amounts are in thousands of US dollars):

                                         2000     1999     1998
                                        -------  -------  -------
Net Sales to External Customers
Hematology Division:
    US                                  $11,140  $10,549  $ 9,933
    Other                                 2,435    2,125    1,851
Biotechnology Division:
    US                                   51,788   43,712   30,113
    Other                                12,443   11,249    7,601
R&D Europe:
    Other                                26,032   23,266   17,794

Gross Margin
R&D Systems (US)                         66,125   52,791   38,826
R&D Europe (England)                      9,373    9,490    7,519
R&D GmbH (Germany)                        1,590    1,296      937

Net Earnings (Loss)
Parent and R&D Systems (US)              22,418   15,230   13,689
R&D Europe (England)                      3,269    2,835    2,160
R&D GmbH (Germany)                          253        8        6
ChemoCentryx (US)                           643   (1,417)    (672)

Identifiable Assets
Parent and R&D Systems (US)             165,834  112,327   64,169
R&D Europe (England)                     13,546   10,213    7,831
R&D GmbH (Germany)                        1,030    1,261      785



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

Government Regulation

Ongoing research and development activities, including preclinical and clinical testing, and the production and marketing of the Company's products are subject to regulation by numerous governmental authorities in the United States and other countries. Some of the Company's products and manufacturing processes and facilities require governmental approval prior to commercial use. The approval process applicable to clinical diagnostic products of the type which may be developed by the Company usually takes a number of years and typically requires substantial expenditures. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties. There can be no assurance that regulatory approvals for such products will be obtained without lengthy delays, if at all.

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

Litigation

Amgen, Inc. has presented invoices in the amount of $31.9 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company has brought a declaratory judgement action seeking to have the court declare that no amount is owed. The Company's management believes that no material amount is owed, that is has counterclaims against the other party, and that the ultimate resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company. See "Financial Statements, Note F. Commitments and contingencies."


                              ITEM 2.  PROPERTIES

On July 1, 1999, the Company purchased, for approximately $28 million, the facilities R&D Systems had been leasing in Minneapolis, Minnesota. The R&D complex currently includes 365,000 square feet of administrative, research and manufacturing space. The Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. (47,000 square feet). Biotechnology Division manufacturing and research operations are located at 600 McKinley Place NE (85,000 square feet) and 2201 Kennedy Street (200,000 square feet). Administrative, sales and marketing functions are also located at 2201 Kennnedy Street building. The Company also occupies an additional 20,000 square feet in space connecting the three buildings. This area houses a lunchroom, a library and additional warehouse space. In addition, the Company constructed a new 13,000 square foot entrance to the facility. The above space is believed to be adequate to house the Company's R&D Systems operations for approximately two years. The Company has entered into two option agreements for real estate adjacent to the current facility. The options are exercisable through November 2001 and January 2005 on the two properties, respectively.

R&D Europe sub-leases approximately 12,500 square feet in one building in Abingdon, England. The sub-lease on the building expires in June 2001 and R&D Europe has reached an agreement to lease approximately 17,000 square feet in a building currently under construction less than one mile from its current location. Rental rates for the new facility are expected to be slightly higher than rates under the current sub-lease. Base rent for the above space was $176,000 in fiscal 2000.

R&D GmbH leases approximately 2,300 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent was $35,000 in fiscal 2000.

The Company believes the acquired property, purchase options and leased property discussed above are adequate to meet its occupancy needs in the foreseeable future.


                          ITEM 3.  LEGAL PROCEEDINGS

Amgen, Inc. has presented to the Company for payment invoices in the amount of $31.9 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. On September 19, 2000 the Company brought a declaratory judgement action in United States Court for the District of Minnesota, seeking to have the Court declare that no amount is owed and seeking compensation from Amgen for breach of contract and unfair business practices in violation of applicable statutes. The Company believes that it owes no material amount to Amgen and that the ultimate resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2000 fiscal year.


                      EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

      Name         Age   Position                              Officer Since
      ----         ---   --------                              -------------

Thomas E. Oland     59   Chairman of the Board, President,          1985
                           Treasurer and Director
Dr. Monica Tsang    55   Vice President, Research                   1995
Marcel Veronneau    45   Vice President, Hematology Operations      1995
Timothy M. Heaney   54   Vice President, Secretary, General         1999
                           Counsel and Director

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

Timothy M. Heaney was elected a Vice President of the Company in October 1999. Prior thereto, he was a partner at Fredrikson and Byron, P.A., the Company's outside legal counsel and had served as the managing partner on the Company's account.

An additional officer, Dr. James A. Weatherbee, who served as Vice President and Chief Scientific Officer since 1995, is on medical leave. Dr. Weatherbee and Dr. Tsang are husband and wife.

Dr. Thomas Detwiler, Vice President of the Company since March 1995, retired from the Company in July, 2000.


                                    PART II

              ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Exchange under the Symbol "TECH." The following table sets forth for the periods indicated the range of the closing price per share for the Company as reported by NASDAQ.

                          2000 PRICE           1999 PRICE
                        HIGH      LOW        HIGH       LOW
                      --------  --------   ---------  --------
1st Quarter            $ 32.75   $ 24.75    $ 18.69    $ 12.25
2nd Quarter              55.06     31.75      21.13      13.00
3rd Quarter              88.38     51.97      28.88      20.50
4th Quarter             140.00     60.00      29.50      23.55


As of September 12, 2000, there were approximately 300 shareholders of record. As of September 12, 2000, there were over 14,500 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.


                        ITEM 6.  SELECTED FINANCIAL DATA

                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE, EARNINGS AND CASH FLOW
DATA FOR THE YEARS ENDED JUNE 30    2000     1999(1)   1998     1997     1996
--------------------------------  --------  --------  -------  -------  -------
Net sales                         $103,838  $ 90,901  $67,291  $60,924  $54,589
Gross margin                          74.2%     69.9%    70.3%    68.7%    65.2%
Selling, general and
 administrative expense               16.7%     18.6%    22.8%    23.9%    23.7%
Research and development
 expenses                             10.8%     13.2%    15.8%    19.2%    19.1%
Interest expense                     1,441        --       --       29        2
Earnings before income taxes        39,412    26,054   22,411   15,988   12,592
Net earnings                        26,583    16,656   15,183   10,882    8,638
Diluted earnings per share            1.26      0.81     0.77     0.56     0.44
Capital expenditures                30,368     5,564    2,780    4,243    6,377
Depreciation and amortization       12,651    11,890    2,303    2,322    1,872
Change in net working capital       36,352   (12,544)  15,033    6,639    4,573
Net cash provided by operating
 activities                         38,739    28,422   20,875   12,477    9,760
Return on sales                       25.6%     18.3%    22.6%    17.9%    15.8%
Return on average equity              22.3%     20.7%    27.1%    25.0%    25.3%

BALANCE SHEET, COMMON STOCK AND
EMPLOYEE DATA AS OF JUNE 30         2000     1999(1)    1998    1997     1996
--------------------------------  --------  --------  -------  -------  -------
Cash, cash equivalents and
 short-term investments           $ 59,824  $ 29,114  $41,436  $24,752  $19,250
Receivables                         15,601    13,520   10,002    9,114    8,380
Inventories                          4,652     5,715    3,811    4,087    3,653
Working capital                     73,740    37,388   49,932   34,899   28,260
Total assets                       180,410   123,801   72,785   53,922   44,393
Long-term debt                      18,935        --       --       --       --
Stockholders' equity               141,145    96,838   63,831   48,081   38,874
Average common and common
 equivalent shares (in thousands)   21,103    20,687   19,608   19,463   19,443
Book value per share(2)               6.82      4.81     3.35     2.55     2.04
Share price:
 High                               140.00     29.50    20.00    15.25    16.50
 Low                                 24.75     12.25    13.44    10.13     6.63
Price to earnings ratio                103        31       25       27       33
Current ratio                         6.87      3.78     7.84     8.12     6.62
Quick ratio                           6.00      3.17     7.05     6.91     5.49
Full-time employees                    440       402      356      326      341


(1) The Company acquired the research products business of Genzyme Corporation on July 1, 1998.

(2) Total stockholders' equity divided by total shares outstanding at June 30.

The Company has not declared any cash dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.


           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


COMPANY STRUCTURE

TECHNE (the Company) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two operating segments: its Biotechnology Division and its Hematology Division. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Europe, the Company's third operating segment, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. R&D Europe has a German sales subsidiary, R&D Systems GmbH. The Company also has a foreign sales corporation, Techne Export Inc.


RESULTS OF OPERATIONS

Net sales for fiscal 2000 were $103,838,155, an increase of $12,937,458 (14%) from fiscal 1999. Sales by R&D Systems' Biotechnology Division for the period increased $9,269,504 (17%). Sales by R&D Systems' Hematology Division increased $901,919 (7%) and sales by R&D Europe increased $2,766,035 (12%). The increase in consolidated sales for the fiscal year was due largely to increased sales of proteins and antibodies.

Net sales for fiscal 1999 were $90,900,697, an increase of $23,609,259
(35%) from fiscal 1998. Sales by R&D Systems' Biotechnology Division for the period increased $17,247,069 (46%). Sales by R&D Systems' Hematology Division increased $889,451 (8%) and sales by R&D Europe increased $5,472,739 (31%). The increase in consolidated sales for the fiscal year was due, in part, to the acquisition of Genzyme Corporation's research products business on July 1, 1998. In addition, the increase in consolidated sales was due to increased sales of R&D Systems products to both R&D Systems customers and to former Genzyme customers as they were converted from Genzyme products to R&D Systems products.

Net sales for fiscal 1998 were $67,291,438, an increase of $6,367,688
(10%) from fiscal 1997. Sales by R&D Systems' Biotechnology Division for the period increased $5,974,563 (19%). Sales by R&D Systems' Hematology Division increased $1,514,469 (15%) and sales by R&D Europe decreased $1,121,344 (6%). The increase in consolidated sales for the fiscal year was due largely to increased sales of proteins and antibodies. The decrease in R&D Europe sales was not unexpected due to the discontinuance of the molecular biology product line in fiscal 1997. R&D Europe sales of continuing product lines increased 22% from fiscal 1997.

Gross margins, as a percentage of sales, increased from 69.9% in fiscal 1999 to 74.2% in fiscal 2000. Biotechnology Division gross margins increased from 70.8% to 76.9% in fiscal 2000. As discussed below, margins in fiscal 1999 were affected by higher cost inventory acquired from Genzyme. R&D Europe gross margins decreased from 46.0% in fiscal 1999 to 41.9% in fiscal 2000 mainly as a result of changes in exchange rates. Hematology Division gross margins did not change significantly from the prior year.

Gross margins, as a percentage of sales, decreased slightly from 70.3% in fiscal 1998 to 69.9% in fiscal 1999. Biotechnology Division gross margins decreased from 72.9% to 70.8% as a result of lower gross profit levels on inventory acquired from Genzyme and the write-off of obsolete Genzyme packaging and kit components due to conversion of customers to R&D Systems labeled product. R&D Europe and Hematology Division gross margins did not change significantly from the prior year.

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

Selling, general and administrative expenses increased $452,914 (3%) in fiscal 2000. The increase was the result of increased wages and benefits and exchange rate losses partially offset by decreased rent expense due to the purchase of R&D Systems' Minneapolis facilities on July 1, 1999.

Selling, general and administrative expenses increased $1,494,457 (10%) in fiscal 1999. The majority of the increase in consolidated selling, general and administrative expenses was due to additional sales personnel added in the U.S. and Europe as a result of the Genzyme acquisition and associated advertising and promotion activities.

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

Research and Development Expenses decreased $806,489 in fiscal 2000, increased $1,366,994 in fiscal 1999 and decreased $1,064,018 in fiscal 1998. The decrease in fiscal 2000 was a result of research grant money received in fiscal 2000 by ChemoCentryx, Inc. (CCX), which offset CCX's research expenses. CCX is a technology and drug development company in which the Company has invested. The decrease in research and development expenses in fiscal 1998 was the result of a decrease of $1,235,000 in payments by R&D Europe under the Joint Biological Research Agreement with British Bio-technology Group, plc, and a decrease in R&D Europe personnel costs as a result of the restructuring of operations in fiscal 1997. Excluding the above, the increase in consolidated research and development expenses for the past three years was primarily the result of the development and release of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division and the development and release of several new Hematology Division control products. Management of the Company believes that R&D Systems will continue to develop new products.

Earnings before taxes increased from $26,054,010 in fiscal 1999 to $39,411,797 in fiscal 2000. The increase in earnings was primarily the result of a $10,803,845 increase in R&D Systems' Biotechnology Division earnings, a $777,379 increase in R&D Systems' Hematology Division earnings and a $804,885 increase in R&D Europe earnings. The increases were due mainly to increased sales and improved Biotechnology Division gross margins. In addition, as a result of the research grant money received by CCX mentioned above, CCX's losses decreased $2,059,224 from fiscal 1999. The above were partially offset by increased interest expense related to financing of the building acquisition.

Earnings before taxes increased from $22,410,961 in fiscal 1998 to $26,054,010 in fiscal 1999, despite $9.54 million in intangible asset amortization in fiscal 1999 related to the Genzyme acquisition. The increase in earnings was primarily the result of a $3,073,439 increase in R&D Systems' Biotechnology Division earnings, a $583,237 increase in R&D Systems' Hematology Division earnings and a $942,983 increase in R&D Europe earnings, all as a result of increased sales. These increases were offset by increased net losses of the Company's equity investment in CCX of $744,209.

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

Income taxes for fiscal 2000, 1999 and 1998 were provided at rates of approximately 33%, 36% and 32%, respectively. The increase in the tax rate in fiscal 1999 was due to the net loss of the Company's equity investment in ChemoCentryx for which no tax benefit was been provided and additional U.S. federal taxes due to lower tax-exempt interest income. In fiscal 2000, CCX losses were offset by grant money received, resulting in a decrease in the tax rate. U.S. federal and state taxes have been reduced as a result of tax-exempt interest income, the benefit of the foreign sales corporation, and the federal and state credit for research and development expenditures. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at June 30, 2000, were $59,824,291, an increase of 105% from the prior year. At June 30, 1999, cash, equivalents and short-term investments were $29,114,124 compared to $41,435,542 at June 30, 1998, a decrease of 30%. This decrease was due to the cash outlay for the Genzyme acquisition. The Company has an unsecured line of credit of $750,000 available at June 30, 2000. The interest rate on the line of credit is at the prime rate of 9.5% at June 30, 2000.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations, debt repayment and capital additions through currently available funds, cash generated from operations and maturities of short-term investments.

Cash flows from operating activities

The Company generated cash from operations of $38,739,403, $28,421,859 and $20,875,469 in fiscal 2000, 1999 and 1998, respectively. The majority of cash generated from operating activities in all three years resulted from an increase in net earnings after adjustment for noncash expenses.

Cash flows from investing activities

On July 1, 1999, the Company purchased the facilities it occupies in Minneapolis, Minnesota for approximately $28 million. Cash of $4 million and 100,000 shares of common stock valued at $2.16 million were placed in escrow during fiscal 1999. The remainder of the purchase price was financed through cash on hand and a $20.4 million 15-year mortgage. In addition, on July 1, 1999, the Company paid $2 million and issued warrants to purchase 60,000 shares of common stock as a deposit on an option to purchase additional property adjacent to its Minneapolis facility.

Capital additions (excluding the building purchase) were $8,505,709, $5,564,033 and $2,780,194 in fiscal 2000, 1999 and 1998, respectively.
Included in fiscal 2000, 1999 and 1998 capital additions are building improvements of $5.1, $3.5 and $1.2 million related to R&D Systems' remodeling and expansion. The remaining capital additions in fiscal 2000, 1999 and 1998 were for laboratory, manufacturing and computer equipment. Total capital additions for equipment and building improvements planned for fiscal 2001 are expected to be approximately $5.8 million. All capital additions are expected to be financed through currently available cash, cash generated from operations and maturities of short-term investments.

The Company's net investment (withdrawal) in short-term investments in fiscal 2000, 1999 and 1998 was $26,123,527, $1,022,721 and ($831,955),
respectively. The Company's investment policy is to place excess cash in tax-exempt bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

On July 1, 1998 the Company acquired the research products business of Genzyme Corporation for $24.76 million cash, $17 million common stock and royalties on the Company's biotechnology sales for five years. Cash and equivalents at June 30, 1998 and maturities of short-term investments were used to finance the cash portion of the acquisition.

Cash flows from financing activities

The Company received $6,470,910, $1,136,633 and $919,831 for the exercise of options for 526,023, 192,852 and 97,541 shares of common stock in fiscal 2000, 1999 and 1998, respectively.

In fiscal 1999 and 1998, the Company purchased and retired 213,600 and 20,000 shares of Company common stock at a market value of $3,941,950 and $280,000, respectively. In May 1995, the Company announced a plan to purchase and retire up to $5 million of its common stock. In April 1997, this was increased an additional $5 million, subject to market conditions. Through June 30, 2000, $8,754,000 of common stock had been purchased under the plan. Any additional purchases will be funded from currently available cash.

The Company has never paid cash dividends and has no plans to do so in fiscal 2001. The Company's earnings will be retained for reinvestment in the business.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which provides guidance on accounting for derivatives and hedge transactions. This statement is effective for the Company for its first quarter of fiscal 2001. The Company has initiated the evaluation of the effects of this pronouncement. Management does not expect the effects of this pronouncement will have a material impact on reported operating results or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not believe the application of this SAB is expected to have a material impact on the Company's reported operating results or financial position.


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

Amgen Inc. has presented invoices in the amount of $31.9 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company has brought a declaratory judgement action seeking to have the court declare that no amount is owed. The Company's management believes that no material amount is owed, that it has counterclaims against the other party, and that the ultimate resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company. See "Financial Statements, Note F. Commitments and contingencies."


              ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK

At the end of fiscal 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $42,468,183 (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

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


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF EARNINGS
                     TECHNE CORPORATION AND SUBSIDIARIES

                                            YEAR ENDED JUNE 30,
                                         2000          1999         1998
                                     ------------   -----------  -----------
Net sales                            $103,838,155   $90,900,697  $67,291,438
Cost of sales                          26,750,650    27,323,211   20,009,641
                                     ------------   -----------  -----------
Gross margin                           77,087,505    63,577,486   47,281,797
Operating expenses (income):
 Selling, general and administrative   17,315,131    16,862,217   15,367,759
 Research and development (Note F)     11,198,309    12,004,798   10,637,804
 Amortization of intangible assets
  (Note A)                              9,229,250     9,578,646       71,457
 Interest expense                       1,441,272            --           --
 Interest income                       (1,508,254)     (922,185)  (1,206,184)
                                     ------------   -----------  -----------
                                       37,675,708    37,523,476   24,870,836
                                     ------------   -----------  -----------
Earnings before income taxes           39,411,797    26,054,010   22,410,961
Income taxes (Note H)                  12,829,000     9,398,000    7,228,000
                                     ------------   -----------  -----------
Net earnings                         $ 26,582,797   $16,656,010  $15,182,961
                                     ============   ===========  ===========
Basic earnings per share             $       1.31   $      0.83  $      0.80
Diluted earnings per share           $       1.26   $      0.81  $      0.77
Weighted average common
 shares outstanding:
 Basic                                 20,312,741    20,117,367   18,952,968
 Diluted                               21,103,021    20,686,675   19,607,630


                See Notes to Consolidated Financial Statements.




                               CONSOLIDATED BALANCE SHEETS
                          TECHNE CORPORATION AND SUBSIDIARIES

                                                       JUNE 30,
                                                   2000              1999
                                               ------------      ------------
ASSETS
Current assets:
 Cash and cash equivalents                     $ 17,356,108      $ 12,769,468
 Short-term available-for-sale
  investments (Note A)                           42,468,183        16,344,656
 Trade accounts receivable, less
  allowance for doubtful accounts
  of $162,000 and $300,000, respectively         15,600,868        13,520,409
 Inventories (Note C)                             4,651,615         5,715,065
 Deferred income taxes (Note H)                   2,440,000         2,101,000
 Prepaid expenses                                   494,117           399,850
 Income taxes receivable                          3,290,314                --
                                               ------------      ------------
    Total current assets                         86,301,205        50,850,448
Property and equipment (Note D)                  46,266,177        15,065,234
Intangible assets (Note A)                       36,335,500        45,564,750
Deferred income taxes (Note H)                    3,938,000         3,137,000
Other long-term assets (Note F)                   7,568,699         9,183,087
                                               ------------      ------------
                                               $180,409,581      $123,800,519
                                               ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                        $  2,630,164      $  2,375,029
 Salaries, wages and related accounts             2,998,696         2,313,450
 Other accounts payable and accrued expenses      6,107,979         5,547,702
 Income taxes payable                                    --         3,226,451
 Current portion of long-term debt (Note E)         824,315                --
                                               ------------       -----------
    Total current liabilities                    12,561,154        13,462,632
Deferred rent                                            --         1,963,500
Royalty payable (Note B)                          7,768,000        11,536,000
Long-term debt, less current portion (Note E)    18,935,049                --
Commitments and contingencies (Note F)                   --                --
Stockholders' equity (Note G):
 Undesignated capital stock, no par;
  authorized 5,000,000 shares; none
  issued or outstanding                                  --                --
 Common stock, par value $.01 a share;
  authorized 50,000,000 shares; issued and
  outstanding 20,690,999 and 20,132,655
  shares, respectively                              206,910           201,327
 Additional paid-in capital                      53,064,354        34,525,581
 Retained earnings                               88,336,230        62,058,879
 Accumulated other comprehensive income (loss)     (462,116)           52,600
                                               ------------      ------------
    Total stockholders' equity                  141,145,378        96,838,387
                                               ------------      ------------
                                               $180,409,581      $123,800,519
                                               ============      ============

                See Notes to Consolidated Financial Statements.




                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            TECHNE CORPORATION AND SUBSIDIARIES

                                                                               ACCUM.
                                                                               OTHER
                                                                              COMPRE-
                                                   ADDITIONAL                 HENSIVE
                                 COMMON STOCK        PAID-IN     RETAINED      INCOME
                               SHARES     AMOUNT     CAPITAL     EARNINGS      (LOSS)      TOTAL
                             ----------  --------  -----------  -----------  ---------  ------------
Balances at June 30, 1997    18,875,456  $188,755  $12,559,071  $34,903,146  $ 430,072  $ 48,081,044
 Comprehensive income:
  Net earnings                       --        --           --   15,182,961         --    15,182,961
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --           --     49,431        49,431
                                                                                        ------------
 Comprehensive income                                                                     15,232,392
 Common stock issued:
  Exercise of options
   (Note G)                     153,376     1,533    1,278,492           --         --     1,280,025
 Exercise of warrant
   (Note G)                      61,775       618         (618)          --         --            --
 Surrender and retirement
  of stock to exercise
  options (Note K)              (20,624)     (206)          --     (359,988)        --      (360,194)
 Repurchase and retirement
  of common stock               (20,000)     (200)          --     (279,800)        --      (280,000)
 Tax benefit from exercise
  of stock options                   --        --      146,000           --         --       146,000
 Fair value of options
  granted (Note K)                   --        --      200,500           --         --       200,500
 Cancelation of non-vested
  options (Note K)                   --        --     (469,000)          --         --      (469,000)
                             ----------  --------  -----------  -----------  ---------  ------------
Balances at June 30, 1998    19,049,983   190,500   13,714,445   49,446,319    479,503    63,830,767
 Comprehensive income:
  Net earnings                       --        --           --   16,656,010         --    16,656,010
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --           --   (426,903)     (426,903)
                                                                                        ------------
 Comprehensive income                                                                     16,229,107
 Common stock issued:
  Exercise of options
   (Note G)                     213,870     2,139    1,238,178           --         --     1,240,317
  Acquisition (Note B)          987,206     9,872   16,990,128           --         --    17,000,000
  Real estate deposit
   (Note B)                     100,000     1,000    2,159,830           --         --     2,160,830
 Surrender and retirement
  of stock to exercise
  options (Note K)               (4,804)      (48)          --     (103,636)        --      (103,684)
 Repurchase and retirement
  of common stock              (213,600)   (2,136)          --   (3,939,814)        --    (3,941,950)
 Tax benefit from exercise
  of stock options                   --        --      423,000           --         --       423,000
                             ----------  --------  -----------  -----------  ---------  ------------
Balances at June 30, 1999    20,132,655   201,327   34,525,581   62,058,879     52,600    96,838,387
 Comprehensive income:
  Net earnings                       --        --           --   26,582,797         --    26,582,797
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --           --   (514,716)     (514,716)
                                                                                        ------------
 Comprehensive income                                                                     26,068,081
 Common stock issued:
  Exercise of options
   (Note G)                     564,815     5,648    6,770,773           --         --     6,776,421
 Fair value of warrants
  issued (Note F)                    --        --      858,000           --         --       858,000
 Surrender and retirement
  of stock to exercise
  options (Note K)               (6,471)      (65)          --     (305,446)        --      (305,511)
 Tax benefit from exercise
  of stock options                   --        --   10,910,000           --         --    10,910,000
                             ----------  --------  -----------  -----------  ---------  ------------
Balances at June 30, 2000    20,690,999  $206,910  $53,064,354  $88,336,230  $(462,116) $141,145,378
                             ==========  ========  ===========  ===========  =========  ============

                 See Notes to Consolidated Financial Statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE K)
                          TECHNE CORPORATION AND SUBSIDIARIES

                                                   YEAR ENDED JUNE 30,
                                           2000         1999           1998
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net earnings                          $ 26,582,797  $ 16,656,010  $ 15,182,961
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization         12,651,350    11,890,384     2,302,686
   Deferred income taxes                 (1,157,000)   (1,902,000)     (356,000)
   Deferred rent                                 --       308,400       712,800
   Other                                   (404,042)    2,081,435     1,107,762
   Change in current assets and
    current liabilities, net of
    acquisition:
     (Increase) decrease in:
      Trade accounts receivable          (2,141,023)   (3,764,422)   (1,037,755)
      Inventories                           986,120     3,754,942       266,427
      Prepaid expenses                       (9,850)      (14,113)      122,005
     Increase (decrease) in:
      Trade and other accounts payable   (2,898,880)   (2,434,625)    1,032,583
      Salaries, wages and related
       accounts                             695,184       314,777       214,554
      Income taxes payable                4,434,747     1,531,071     1,327,446
                                       ------------  ------------  ------------
 Total adjustments                       12,156,606    11,765,849     5,692,508
                                       ------------  ------------  ------------
      Net cash provided by operating
       activities                        38,739,403    28,421,859    20,875,469

Cash flows from investing activities:
 Acquisition (Note B)                            --   (24,989,542)           --
 Real estate deposits (Notes B and F)    (2,001,000)   (4,000,000)           --
 Additions to property and equipment    (30,367,862)   (5,564,033)   (2,780,194)
 Proceeds from sale of equipment                 --            --       233,862
 Purchase of short-term
  available-for-sale investments        (39,569,406)  (15,025,991)  (24,170,831)
 Proceeds from sale of short-term
  available-for-sale investments         13,445,879    14,003,270    25,002,786
 Increase in other long-term assets      (1,552,160)   (3,060,826)   (2,347,123)
                                       ------------  ------------  ------------
      Net cash used in investing
       activities                       (60,044,549)  (38,637,122)   (4,061,500)

Cash flows from financing activities:
 Issuance of common stock                 6,470,910     1,136,633       919,831
 Repurchase of common stock                      --    (3,941,950)     (280,000)
 Proceeds from issuance of
  long-term debt                         20,400,000            --            --
 Payments on long-term debt                (640,636)           --            --
                                       ------------  ------------  ------------
      Net cash provided by (used in)
       financing activities              26,230,274    (2,805,317)      639,831
Effect of exchange rate changes
 on cash                                   (338,488)     (323,559)       61,440
                                       ------------  ------------  ------------
Net increase (decrease) in cash
 and cash equivalents                     4,586,640   (13,344,139)   17,515,240
Cash and cash equivalents at
 beginning of year                       12,769,468    26,113,607     8,598,367
                                       ------------  ------------  ------------
Cash and cash equivalents at end
 of year                               $ 17,356,108  $ 12,769,468  $ 26,113,607
                                       ============  ============  ============

                See Notes to Consolidated Financial Statements.




                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      TECHNE CORPORATION AND SUBSIDIARIES

                    Years Ended June 30, 2000, 1999 and 1998

A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: Techne Corporation and subsidiaries (the Company) are engaged domestically in the development and manufacture of biotechnology products and hematology calibrators and controls through its wholly owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly owned English subsidiary, R&D Systems Europe Ltd., the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany. The Company also has a foreign sales corporation, Techne Export Inc.

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

EARNINGS PER SHARE: The number of shares used to calculate earnings per share are as follows:

                                              YEAR ENDED JUNE 30,
                                         2000          1999          1998
                                      ----------    ----------    ----------
Weighted average common shares
 outstanding (basic)                  20,312,741    20,117,367    18,952,968
Dilutive stock options and
 warrants outstanding                    790,280       569,308       654,662
                                      ----------    ----------    ----------
Weighted average common shares
 outstanding (diluted)                21,103,021    20,686,675    19,607,630
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

Proceeds from sales of available-for-sale securities were $13,445,879, $14,003,270 and $25,002,786 during fiscal 2000, 1999 and 1998, respectively.
There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses at June 30, 2000, 1999 and 1998 were not material.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION: Equipment is being depreciated using the straight-line method over an estimated useful life of five years. Buildings and building improvements are being amortized over estimated useful lives of five to forty years.

INTANGIBLES: Intangible assets, related to the acquisition of Genzyme Corporation's research products business in fiscal 1999 (Note B) and Amgen Inc.'s research reagent and diagnostic kit business in fiscal 1992 are being amortized on a straight-line basis over the estimated useful lives and consist of the following:

                                                       JUNE  30,
                                 USEFUL LIFE       2000           1999
                                 -----------   -----------    -----------
Customer list                      10 years    $18,010,000    $18,010,000
Technology licensing agreements    16 years        500,000        500,000
Goodwill                            6 years     39,075,089     39,075,089
                                               -----------    -----------
                                                57,585,089     57,585,089
Less accumulated amortization                   21,249,589     12,020,339
                                               -----------    -----------
                                               $36,335,500    $45,564,750
                                               ===========    ===========

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

INVESTMENTS: The Company has an approximate 49% interest in the issued and outstanding voting shares of ChemoCentryx, Inc. (CCX), a technology and drug development company. The Company accounts for this investment under the equity method of accounting. The Company includes 100% of the operating results of CCX in its consolidated financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. The Company's net investment in CCX was $3,553,516 and $1,910,931 at June 30, 2000 and 1999, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which provides guidance on accounting for derivatives and hedge transactions. This statement is effective for the Company for its first quarter of fiscal 2001. The Company has initiated the evaluation of the effects of this pronouncement. Management does not expect the effects of this pronouncement will have a material impact on reported operating results or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not believe the application of this SAB is expected to have a material impact on the Company's reported operating results or financial position.


B. ACQUISITIONS:

On July 1, 1999, the Company purchased the facilities it occupies in Minneapolis, Minnesota for approximately $28 million. Other long-term assets at June 30, 1999 included cash of $4 million and 100,000 shares of Common Stock valued at $2.16 million which were placed in escrow during fiscal 1999. The remainder of the purchase price was financed through cash on hand and a $20.4 million 15-year mortgage.


C. INVENTORIES:

Inventories consist of:

                                             JUNE 30,
                                        2000          1999
                                     ----------    ----------
Raw materials                        $2,288,719    $2,105,150
Finished goods                        2,238,164     3,499,688
Supplies                                124,732       110,227
                                     ----------    ----------
                                     $4,651,615    $5,715,065
                                     ==========    ==========


D. PROPERTY AND EQUIPMENT:

Property and equipment consist of:

                                             JUNE 30,
                                         2000         1999
                                     -----------   -----------
Cost:
   Land                              $   871,000   $        --
   Buildings and improvements         43,965,312            --
   Laboratory equipment               14,114,039    11,308,984
   Office and computer equipment       3,535,164     3,294,704
   Leasehold improvements                180,770    13,770,763
                                     -----------   -----------
                                      62,666,285    28,374,451
Less accumulated depreciation
  and amortization                    16,400,108    13,309,217
                                     -----------   -----------
                                     $46,266,177   $15,065,234
                                     ===========   ===========


E. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2000. The interest rate charged on the line of credit is at the prime rate of 9.5% at June 30, 2000. There were no borrowings on the line in the current year.

Long-term debt consists of:

                                                    JUNE 30,
                                                      2000
                                                   -----------
Mortgage note, payable in monthly installments
  of $183,631 including interest                   $19,759,364
Less current portion                                   824,315
                                                   -----------
                                                   $18,935,049
                                                   ===========

The interest rate on the mortgage note is fixed at 7% for the first seven years and is thereafter adjusted based on U.S. Treasury rates.

Principal maturities of long-term debt as of June 30, 2000 are as follows:


YEAR ENDING JUNE 30:
---------------------
2001                                 $   824,315
2002                                     884,760
2003                                     949,637
2004                                   1,016,017
2005                                   1,093,772
Thereafter                            14,990,863
                                     -----------
                                     $19,759,364
                                     ===========

F. COMMITMENTS AND CONTINGENCIES:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2000, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:


YEAR ENDING JUNE 30:
---------------------
2001                                 $  231,540
2002                                    420,670
2003                                    396,182
2004                                    391,217
2005                                    386,784
Thereafter                            4,254,625
                                     ----------
                                     $6,081,018
                                     ==========

Total rent expense was approximately $305,000, $2,587,000 and $2,616,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

In fiscal 1999, the Company entered into two option agreements for real estate adjacent to its R&D Systems' facility. The purchase price for the property under the first option is $7,951,000 and six-year warrants to purchase 60,000 shares of the Company's common stock at $23.77 per share. This purchase option expires on November 15, 2001. On July 1, 1999, the Company paid $2 million cash and issued the warrants as a nonrefundable deposit on the option purchase price. The fair market value of the warrants was $858,000. The deposit is included in other long-term assets at June 30, 2000.

The purchase price for the property under the second option is $7 million plus capital improvement costs. This option expires on January 1, 2005 and requires a nonrefundable deposit of $2 million. A deposit of $1,000 was made on this option in fiscal 2000 with the remainder of the deposit due on the earlier of January 15, 2002 or sixty days after exercise of the first option.

In fiscal 1994, the Company entered into a four year Joint Biological Research Agreement with British Bio-technology Group plc. Under the agreement, R&D Systems Europe Ltd. received the exclusive right to develop, manufacture, market and sell biomolecules developed by British Bio-technology Group, plc. or its subsidiaries and any resulting diagnostic kits in the research reagent and diagnostic markets. In June 1997, the agreement was extended for an additional five years for 100,000 British pounds per year. The Company terminated the agreement effective December 31, 1999. Research and development expenses include $80,000, $164,000 and $165,000 for the years ended June 30, 2000, 1999 and 1998, respectively, under this agreement.

A party has presented invoices in the amount of $31.9 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company has brought a declaratory judgement action seeking to have the court declare that no amount is owed. The Company's management believes that no material amount is owed, that it has claims against the other party, and that the ultimate resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or operations of the Company.


G. STOCKHOLDERS' EQUITY:

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

Stock option activity during the three years ended June 30, 2000 consists of the following:

                                                      WEIGHTED AVERAGE
                                         SHARES        EXERCISE PRICE
                                       ---------      ----------------
Outstanding at June 30, 1997           1,285,802          $ 8.25
   Granted                               181,984           16.26
   Exercised                            (153,376)           8.35
   Canceled                              (59,352)          12.91
                                       ---------          ------
Outstanding at June 30, 1998           1,255,058            9.42
   Granted                               116,645           17.11
   Exercised                            (213,870)           5.80
                                       ---------          ------
Outstanding at June 30, 1999           1,157,833           10.87
   Granted                               115,652           35.86
   Exercised                            (564,815)          11.99
                                       ---------          ------
Outstanding at June 30, 2000             708,670          $14.05
                                       =========          ======

Options exercisable at June 30:
   1998                                  956,058          $ 9.04
   1999                                  935,833           10.87
   2000                                  649,169           13.10


Currently outstanding and exercisable stock options at June 30, 2000 consist of the following:

                                  OPTIONS OUTSTANDING
                    ------------------------------------------------
                                     WEIGHTED AVG.
                                       CONTRACTUAL     WEIGHTED AVG.
 EXERCISE PRICES     OUTSTANDING      LIFE (YRS.)    EXERCISE PRICE
-----------------   -------------   --------------   ---------------
    $  5.38- 9.99         388,334             4.25            $ 7.54
      10.00-14.99          90,516             4.42             11.76
      15.00-19.99         127,071             6.75             17.75
      25.00-40.00         102,749             7.92             36.05
                          -------             ----            ------
                          708,670             5.25            $14.05
                          =======             ====            ======


                                  OPTIONS EXERCISABLE
                    ------------------------------------------------
                                                       WEIGHTED AVG.
  EXERCISE PRICES                       EXERCISABLE   EXERCISE PRICE
-----------------                       -----------   --------------
    $ 5.00-  9.99                           377,334           $ 7.50
      10.00-14.99                            87,516            11.76
      15.00-19.99                           119,071            17.91
      25.00-40.00                            65,248            38.52
                                            -------           ------
                                            649,169           $13.10
                                            =======           ======

Total compensation cost recognized for the year ended June 30, 1998 for stock options granted to consultants was $34,000. No options were granted to consultants during the years ended June 30, 2000 and 1999. If compensation cost for employee options granted in 2000, 1999 and 1998 under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company's net income and earnings per share would have been as follows:

                                        YEAR ENDED JUNE 30,
                                 2000               1999              1998
                             -----------       -----------        -----------
Net income:
   As reported               $26,582,797       $16,656,010        $15,182,961
   Pro forma                  24,817,402        15,071,990         13,464,290
Basic earnings per share:
   As reported               $      1.31       $      0.83        $      0.80
   Pro forma                        1.22              0.75               0.71
Diluted earnings per share:
   As reported               $      1.26       $      0.81        $      0.77
   Pro forma                        1.18              0.73               0.69


The fair value of options granted under the Company's stock option plans during fiscal 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of between 35% and 70%, risk-free interest rates between 4.6% and 6.8% and expected lives between 7 and 10 years.

WARRANTS: In fiscal 1994, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $6.88 as part of the acquisition of R&D Systems Europe Ltd. The warrant was exercised in fiscal 1998 in a cashless exercise which resulted in the issuance of 61,775 shares of common stock.

In fiscal 2000, the Company issued warrants to purchase 60,000 shares of the Company's common stock at $23.77 per share as a nonrefundable deposit on an option to purchase property adjacent to its R&D Systems' facility. The fair market value of the warrants was $858,000.


H. INCOME TAXES:

The provisions for income taxes consist of the following:

                                         YEAR ENDED JUNE 30,
                                 2000            1999            1998
                             -----------     ------------    ------------
Earnings before income
 taxes consist of:
   Domestic                  $34,354,428      $21,801,526     $19,101,460
   Foreign                     5,057,369        4,252,484       3,309,501
                             -----------      -----------     -----------
                             $39,411,797      $26,054,010     $22,410,961
                             ===========      ===========     ===========
Taxes on income consist of:
Currently payable:
   Federal                   $ 1,358,000      $ 9,122,000     $ 6,280,000
   State                         305,000          355,000         255,000
   Foreign                     1,396,000        1,355,000         903,000
Tax benefit from exercise
 of stock options             10,910,000          423,000         146,000
Net deferred                  (1,140,000)      (1,857,000)       (356,000)
                             -----------      -----------     -----------
                             $12,829,000      $ 9,398,000     $ 7,228,000
                             ===========      ===========     ===========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:

                                       YEAR ENDED JUNE 30,
                                 2000             1999            1998
                             -----------      -----------     -----------
Computed expected federal
 income tax expense          $13,794,000      $ 9,119,000     $ 7,844,000
State income taxes, net
 of federal benefit              335,000          377,000         270,000
Foreign sales corporation       (566,000)        (444,000)       (317,000)
Research and development
 credits                        (605,000)        (334,000)       (376,000)
Tax-exempt interest             (318,000)        (165,000)       (288,000)
Other                            189,000          845,000          95,000
                             -----------       ----------     -----------
                             $12,829,000       $9,398,000     $ 7,228,000
                             ===========       ==========     ===========

Deferred income taxes are provided to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

                                                       JUNE 30,
                                                  2000             1999
                                               ----------       ----------
Inventory                                      $1,335,000       $1,032,000
Inventory costs capitalized                       619,000          509,000
Foreign net operating loss carryforward            81,000          158,000
Unrealized profit on intercompany sales           293,000          250,000
Other                                             112,000          152,000
                                               ----------       ----------
Current asset                                   2,440,000        2,101,000

Excess of book over tax intangible
 asset amortization                             2,613,000        1,595,000
Excess of book over tax research expense          382,000          621,000
Deferred rent                                          --          687,000
Excess of book over tax depreciation              870,000          369,000
Other                                              73,000         (135,000)
                                               ----------       ----------
Noncurrent asset                                3,938,000        3,137,000
                                               ----------       ----------
                                               $6,378,000       $5,238,000
                                               ==========       ==========

At June 30, 2000, approximately $114,000 of non-U.S. tax losses were available for carryforward indefinitely.

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company does not believe that such audits will have a material impact on the Company's financial position or results of operations.


I. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: Hematology Division, Biotechnology Division and R&D Systems Europe. The Hematology Division develops and manufactures hematology controls and calibrators for sale world-wide. The Biotechnology Division develops and manufactures biotechnology research and diagnostic products for sale world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. No customer accounted for more than 10% of the Company's revenues for the years ended June 30, 2000, 1999 and 1998.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and income before taxes. Sales between segments are made at prices which would approximate transfers to unaffiliated distributors.

Following is financial information relating to the operating segments:

                                       YEAR ENDED JUNE 30,
                                2000              1999            1998
                            ------------      -----------      -----------
External sales
   Hematology               $ 13,575,463      $12,673,544      $11,784,093
   Biotechnology              64,230,320       54,960,816       37,713,747
   R&D Systems Europe         26,032,372       23,266,337       17,793,598
                            ------------      -----------      -----------
Total external sales        $103,838,155      $90,900,697      $67,291,438
                            ============      ===========      ===========
Intersegment sales
   Hematology               $         --      $        --      $        --
   Biotechnology              13,422,813       11,578,230        7,788,587
   R&D Systems Europe            135,106          187,054          557,662
                            ------------      -----------      -----------
Total intersegment sales    $ 13,557,919       11,765,284      $ 8,346,249
                            ============      ===========      ===========
Income before taxes
   Hematology               $  4,483,839      $ 3,706,460      $ 3,123,223
   Biotechnology              31,223,230       20,419,385       17,345,946
   R&D Systems Europe          5,057,369        4,252,484        3,309,501
   Corporate and other        (1,352,641)      (2,324,319)      (1,367,709)
                            ------------      -----------     ------------
Total income before taxes   $ 39,411,797      $26,054,010      $22,410,961
                            ============      ===========      ===========
Interest income
   Hematology               $    322,166      $   289,105      $   278,601
   Biotechnology                 751,720          313,373          753,253
   R&D Systems Europe            376,405          213,589          125,230
   Corporate and other            57,963          106,118           49,100
                            ------------      -----------      -----------
Total interest income       $  1,508,254      $   922,185      $ 1,206,184
                            ============      ===========      ===========
Depreciation and
 amortization
   Hematology               $    187,077      $   170,105      $   206,330
   Biotechnology              11,135,442       11,109,795        1,392,442
   R&D Systems Europe            221,272          239,277          342,140
   Corporate and other         1,107,559          371,207          361,774
                            ------------      -----------      -----------
Total depreciation
 and amortization           $ 12,651,350      $11,890,384      $ 2,302,686
                            ============      ===========      ===========
Capital purchases
   Hematology               $    437,057      $   174,844      $   101,258
   Biotechnology               4,122,418        3,940,127        2,299,798
   R&D Systems Europe            150,471          287,413          193,070
   Corporate and other        25,657,916        1,161,649          186,068
                            ------------      -----------      -----------
Total capital purchases     $ 30,367,862      $ 5,564,033      $ 2,780,194
                            ============      ===========      ===========

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, the elimination of profit on intersegment sales and the operations of the Company's equity investment in ChemoCentryx, Inc.

Following is financial information relating to geographic areas:

                                         YEAR ENDED JUNE 30,
                                2000             1999           1998
                            ------------      -----------     -----------
External sales
   United States            $ 62,927,628      $54,261,592     $40,045,282
   Other areas                40,910,527       36,639,105      27,246,156
                            ------------      -----------     -----------
Total external sales        $103,838,155      $90,900,697     $67,291,438
                            ============      ===========     ===========
Long-lived assets
   United States            $ 48,928,147      $20,923,992     $11,078,177
   Other areas                   374,325          462,898         437,546
                            ------------      -----------     -----------
Total long-lived assets     $ 49,302,472      $21,386,890     $11,515,723
                            ============      ===========     ===========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment and deposits on real estate.


J. BENEFIT PLANS:

PROFIT SHARING PLAN: The Company has a Profit Sharing and Savings Plan for non-union U.S. employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $787,500, $651,000 and $574,500 for the years ended June 30, 2000,
1999 and 1998, respectively.

STOCK BONUS PLANS: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchased its common stock at market value for contribution to the plans for the years ended June 30, 2000, 1999 and 1998 and operations have been charged $832,000, $684,000 and $595,000, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $126,000, $80,000 and $109,000 for the years ended June 30, 2000, 1999 and 1998, respectively. In addition, options for 3,152, 4,145 and 5,984 shares of common stock were granted to the executive officers during fiscal 2000, 1999 and 1998, respectively.


K. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items:

                                            YEAR ENDED JUNE 30,
                               2000             1999             1998
                            ----------       ----------       ----------
Income taxes paid           $9,561,485       $9,763,600       $6,602,926
Interest paid                1,326,009               --               --
Interest received            1,626,260        1,019,630        1,431,305


Noncash transactions during the years ended June 30, 2000, 1999 and 1998 consisted of:

In fiscal 1998 stock options with fair values of $200,500 were granted to consultants for services to be provided to the Company. In fiscal 1998 the Company canceled all non-vested stock options granted to consultants.

In fiscal 2000 stock options for 38,792 shares of common stock were exercised by surrender of 6,471 shares of common stock at fair market value of $305,511. In fiscal 1999 stock options for 21,018 shares of common stock were exercised by surrender of 4,804 shares of common stock at fair market value of $103,684. In fiscal 1998 stock options for 55,835 shares of common stock were exercised by surrender of 20,624 shares of common stock at fair market value of $360,194.



                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
TECHNE Corporation
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries at June 30, 2000 and 1999 and the results of their operations and cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP



Minneapolis, Minnesota
August 15, 2000 (September 19, 2000 as to the sixth paragraph of Note F.)


           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III


                  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                         ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.




                                        PART IV


             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                             REPORTS ON FORM 8-K.

A.  (1)  List of Financial Statements.

         The following Consolidated Financial Statements are filed as part of this Report:


           Consolidated Statements of Earnings for the Years Ended June 30, 2000, 1999 and 1998

           Consolidated Balance Sheets as of June 30, 2000 and 1999

           Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements for the Years Ended June 30, 2000, 1999 and 1998

           Independent Auditors' Report on Consolidated Financial Statements

     (2)  Financial Statement Schedules.

          None.

     (3)  Exhibits.

          See Exhibit Index immediately following signature page.

B.  Reports on Form 8-K:

     No report on Form 8-K was filed during the quarter ended June 30, 2000.



                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TECHNE CORPORATION


Date:  September 27, 2000                Thomas E. Oland
                                         -----------------------------
                                         By:  Thomas E. Oland
                                         Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                     Signature and Title
----                                     ------------------------------
September 27, 2000                       Thomas E. Oland
                                         ------------------------------
                                         Thomas E. Oland
                                         President, Treasurer and Director
                                         (principal executive officer and
                                         principal financial and accounting
                                         officer)

September 27, 2000                       Roger C. Lucas
                                         Dr. Roger C. Lucas, Director

September 27, 2000                       Howard V. O'Connell
                                         ------------------------------
                                         Howard V. O'Connell, Director

September 27, 2000                       G. Arthur Herbert
                                         ------------------------------
                                         G. Arthur Herbert, Director

September 27, 2000                       Randolph C. Steer
                                         ------------------------------
                                         Dr. Randolph C. Steer, Director

September 27, 2000                       Lowell E. Sears
                                         ------------------------------
                                         Lowell E. Sears, Director

September 27, 2000                       Christopher S. Henney
                                         ------------------------------
                                         Dr. Christopher S. Henney, Director

September 27, 2000                       Timothy M. Heaney
                                         ------------------------------
                                         Timothy M. Heaney, Director


                                EXHIBIT INDEX
                    for Form 10-K for the 2000 Fiscal Year

Exhibit
Number    Description
-------   -----------
3.1 Restated Articles of Incorporation of Company, as amended to date --incorporated by reference to Exhibit 19.1 of the Company's Form 10-Q for the quarter ended September 30, 1991*

3.2       Restated Bylaws, as amended to date--incorporated by reference to
          Exhibit 3.2 of the Company's Form 10, dated October 27, 1988*

10.1 Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Thomas E. Oland-incorporated by reference to Exhibit 10.2 of the Company's Form 10, dated October 27, 1988*

10.2**    Company's Profit Sharing Plan--incorporated by reference to
          Exhibit 10.6 of the Company's Form 10, dated October 27, 1988*

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

10.7 Form of Stock Option Agreement for Nonqualified Stock Option Plan --incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A.- incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.9** Employment Agreement, dated March 6, 1996, with James A. Weatherbee--incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1996*

10.10** Employment Agreement, dated March 6, 1996, with Monica Tsang-incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.11**   1997 Incentive Stock Option Plan--incorporated by reference to
          Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

10.12 Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*


10.13 Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997--incorporated by reference to
          Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.14 Purchase and Sale Agreement dated as of June 22, 1998 among Techne Corporation, Research and Diagnostic Systems, Inc. and Genzyme Corporation--incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated July 1, 1998, as amended by Form 8-K/A dated September 14, 1998*

10.15**   1998 Nonqualified Stock Option Plan--incorporated by reference to
          Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.16 Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.17 Purchase Agreement dated January 22, 1999, between R&D Systems, Inc. and Hillcrest Development, relating to the purchase of property as 614 and 640 McKinley Place NE and 2201 Kennedy Street in Minneapolis, Minnesota and First amendment dated February 5, 1999--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1998*

10.18** Extension, dated March 31, 1999, to Employment Agreement with Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.19** Extension, dated March 31, 1999, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.20 Second Amendment, dated February 2, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.21 Third Amendment, dated April 3, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development--incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.22 Phase I Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2101 Kennedy Street in Minneapolis, Minnesota-- incorporated by reference to
          Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.23 First Amendment, dated April 10, 1999, to Phase I Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit
          10.7 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.24 Phase II Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2001 Kennedy Street in Minneapolis, Minnesota-- incorporated by reference to
          Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.25 Second Amendment, dated June 9, 1999, to Phase I Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit
          10.33 of the Company's Form 10-K for the year ended June 30, 1999*

10.26 Second Amendment, dated June 10, 1999, to Phase II Option Agreement dated February 10, 1999-- incorporated by reference to
          Exhibit 10.34 of the Company's Form 10-K for the year ended June 30, 1999*

10.27 Warrant to purchase 60,000 shares of Common Stock issued to Hillcrest Development on July 1, 1999--incorporated by reference to Exhibit 10.35 of the Company's Form 10-K for the year ended June 30, 1999*

10.28 Combination Mortgage, Security Agreement and Fixture Financing Statement dated July 1, 1999 between the Company and TCF National Bank Minnesota (TCF)--incorporated by reference to Exhibit 10.36 of the Company's Form 10-K for the year ended June 30, 1999*

10.29 Promissory Note from the Company to TCF dated July 1, 1999 in the principal amount of $20,400,000-- incorporated by reference to
          Exhibit 10.37 of the Company's Form 10-K for the year ended June 30, 1999*

10.30** Employment Agreement, dated October 1, 1999, with Timothy M. Heaney-- incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1999*

11        Calculation of Earnings Per Share

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