Form 10-Q
period 2000-09-30
TECHNE CORP /MN/
filed 2000-11-14
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549


                                 FORM 10-Q


(X)  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934

     	For the quarterly period ended September 30, 2000, or


(  ) 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


At November 2, 2000, 20,728,571 shares of the Company's Common Stock (par value $.01) were outstanding.



                       ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                              9/30/00          6/30/00
                                            ------------    ------------
ASSETS
  Cash and cash equivalents                 $ 21,257,529    $ 17,356,108
  Short-term investments                      49,494,945      42,468,183
  Accounts receivable (net)                   15,545,123      15,600,868
  Inventories                                  4,538,498       4,651,615
  Income taxes receivable                              -       3,290,314
  Deferred income taxes                        2,472,000       2,440,000
  Other current assets                           621,012         494,117
                                            ------------    ------------
    Total current assets                      93,929,107      86,301,205

  Deferred income taxes                        3,997,000       3,938,000
  Property and equipment (net)                46,480,227      46,266,177
  Intangible assets (net)                     34,113,186      36,335,500
  Other assets                                 7,713,843       7,568,699
                                            ------------    ------------
    TOTAL ASSETS                            $186,233,363    $180,409,581
                                            ============    ============

LIABILITIES & EQUITY
  Trade accounts payable                    $  2,790,689    $  2,630,164
  Salary and related accruals                  2,011,059       2,998,696
  Other payables                               5,970,573       6,107,979
  Income taxes payable                           271,636               -
  Current portion of long-term debt              839,150         824,315
                                            ------------    ------------
    Total current liabilities                 11,883,107      12,561,154

  Royalty payable                              6,807,000       7,768,000
  Long-term debt                              18,722,394      18,935,049

  Common stock, par value $.01 per
    share; authorized 50,000,000; issued
    and outstanding 20,725,671 and
    20,690,999, respectively                     207,257         206,910
  Additional paid-in capital                  53,582,651      53,064,354
  Retained earnings                           95,830,726      88,336,230
  Accumulated foreign currency
    translation adjustments                     (799,772)       (462,116)
                                            ------------    ------------
    Total stockholders' equity               148,820,862     141,145,378
                                            ------------    ------------
    TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY               $186,233,363    $180,409,581
                                            ============    ============


           See notes to unaudited Consolidated Financial Statements.



                       TECHNE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                            QUARTER ENDED
                                       --------------------------
                                         9/30/00        9/30/99
                                       -----------    -----------
Sales                                  $27,721,563    $24,621,053
Cost of sales                            6,804,189      6,996,770
                                       -----------    -----------
  Gross margin                          20,917,374     17,624,283

Operating expenses (income):
  Selling, general and administrative    4,474,526      4,405,198
  Research and development               3,268,709      3,190,895
  Amortization expense                   2,222,314      2,307,313
  Interest expense                         353,625        367,098
  Interest income                         (684,850)      (236,460)
                                       -----------    -----------
                                         9,634,324     10,034,044
                                       -----------    -----------
Earnings before income taxes            11,283,050      7,590,239
Income taxes                             3,780,000      2,742,000
                                       -----------    -----------
Net earnings                           $ 7,503,050    $ 4,848,239
                                       ===========    ===========

Basic earnings per share               $      0.36    $      0.24
Diluted earnings per share             $      0.35    $      0.23

Weighted average common
  shares outstanding:
  Basic                                 20,707,458     20,150,702
  Diluted                               21,379,990     20,823,718


Post-stock split (Note D):
Pro forma basic earnings per share     $      0.18    $      0.12
Pro forma diluted earnings per share   $      0.18    $      0.12


             See notes to unaudited Consolidated Financial Statements.



                          TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    QUARTER ENDED
                                               ----------------------------
                                                 9/30/00          9/30/99
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                   $  7,503,050    $  4,848,239
  Adjustments to reconcile net earnings to
    net cash provided by operating
    activities:
      Depreciation and amortization               3,120,650       3,063,986
      Deferred income taxes                        (109,000)       (312,000)
      Other                                         189,856         613,781
  Change in current assets and current
    liabilities:
      (Increase) decrease in:
         Accounts receivable                        (83,343)         52,830
         Inventories                                 89,284         730,588
         Other current assets                      (130,199)       (128,535)
      Increase (decrease) in:
         Trade account/other payables              (893,491)        (16,940)
         Salary and related accruals               (979,281)       (564,169)
         Income taxes, net                        3,643,775       1,586,084
                                               ------------    ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES      12,351,301       9,873,864

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments            (15,130,294)     (3,360,000)
  Proceeds from sale of short-term
   Investments                                    8,103,532       1,648,000
  Additions to property and equipment            (1,126,942)    (24,353,398)
  Real estate deposit                                     -      (2,000,000)
  Increase in other long term assets               (335,000)     (1,450,000)
                                               ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES          (8,488,704)    (29,515,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                          459,090         219,426
  Proceeds from issuance of long-term debt                -      20,400,000
  Payments on long-term debt                       (197,820)        (60,394)
                                               ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES         261,270      20,559,032

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (222,446)        413,714
                                               ------------    ------------
NET CHANGE IN CASH AND EQUIVALENTS                3,901,421       1,331,212
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      17,356,108      12,769,468
                                               ------------    ------------
CASH AND EQUIVALENTS AT END OF PERIOD          $ 21,257,529    $ 14,100,680
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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for Fiscal 2000. The Company follows these policies in preparation of the interim Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the Consolidated Financial Statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2000 included in the Company's Annual Report to Shareholders for Fiscal 2000.

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                           9/30/00        6/30/00
                                         -----------    -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                    $15,704,123    $15,762,868
    Less reserve for bad debts               159,000        162,000
                                         -----------    -----------
      NET ACCOUNTS RECEIVABLE            $15,545,123    $15,600,868
                                         ===========    ===========
INVENTORIES
  Raw materials                          $ 2,117,863    $ 2,288,719
  Supplies                                    94,272        124,732
  Finished goods                           2,326,363      2,238,164
                                         -----------    -----------
      TOTAL INVENTORIES                  $ 4,538,498    $ 4,651,615
                                         ===========    ===========
FIXED ASSETS
  Land                                   $   871,000    $   871,000
  Buildings and improvements              44,472,362     43,965,312
  Laboratory equipment                    14,634,841     14,114,039
  Office equipment                         3,584,671      3,535,164
  Leasehold improvements                     147,931        180,770
                                         -----------    -----------
                                          63,710,805     62,666,285
    Less accumulated depreciation
      and amortization                    17,230,578     16,400,108
                                         -----------    -----------
      NET FIXED ASSETS                   $46,480,227    $46,266,177
                                         ===========    ===========
INTANGIBLE ASSETS
  Customer list                          $18,010,000    $18,010,000
  Technology licensing agreements            500,000        500,000
  Goodwill                                39,075,089     39,075,089
                                         -----------    -----------
                                          57,585,089     57,585,089
    Less accumulated amortization         23,471,903     21,249,589
                                         -----------    -----------
      NET INTANGIBLE ASSETS              $34,113,186    $36,335,500
                                         ===========    ===========

Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides guidance on accounting for derivatives and hedge transactions. The adoption of this pronouncement did not impact operating results or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material impact on the Company's reported operating results or financial position.


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                QUARTER ENDED
                                           ------------------------
                                             9/30/00      9/30/99
                                           ----------    ----------
Weighted average common shares
 outstanding-basic                         20,707,458    20,150,702
Dilutive effect of stock options and
  Warrants                                    672,532       673,016
                                           ----------    ----------
Average common shares outstanding-diluted  21,379,990    20,823,718
                                           ==========    ==========


C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                                               QUARTER ENDED
                                         --------------------------
                                           9/30/00        9/30/99
                                         -----------    -----------
External sales
  Hematology                             $ 3,508,217    $ 3,163,688
  Biotechnology                           17,920,915     15,074,320
  R&D Systems Europe                       6,292,431      6,383,045
                                         -----------    -----------
Total external sales                     $27,721,563    $24,621,053
                                         ===========    ===========
Intersegment sales
  Hematology                             $        --    $        --
  Biotechnology                            3,400,657      3,186,429
  R&D Systems Europe                          21,252         61,270
                                         -----------    -----------
Total intersegment sales                 $ 3,421,909    $ 3,247,699
                                         ===========    ===========
Income before taxes
  Hematology                             $ 1,085,158    $   929,974
  Biotechnology                            9,573,285      6,572,996
  R&D Systems Europe                       1,132,812      1,046,301
  Corporate and other                       (508,205)      (959,032)
                                         -----------    -----------
Total income before taxes                $11,283,050    $ 7,590,239
                                         ===========    ===========


D. STOCK SPLIT:

On November 9, 2000, the Company declared a two-for-one stock split to be effected in the form of a 100% stock dividend to shareholders of record on November 24, 2000. The payment date for the stock split is December 1, 2000. The shareholders also approved an amendment to the Company's Articles of Incorporation to increase authorized common stock from 50,000,000 to 100,000,000 shares.




         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Results of Operations Quarter Ended September 30, 2000
                   vs. Quarter Ended September 30, 1999

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

The Company has an equity interest in ChemoCentryx, Inc. (CCX), a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for this investment under the equity method of accounting and recognizes 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. The Company's investment in CCX was $3,448,980 and $3,553,516 at September 30, 2000 and June 30, 2000,
respectively.


Net Sales

Net sales for the quarter ended September 30, 2000 were $27,721,563, an increase of $3,100,510 (13%) from the quarter ended September 30, 1999. R&D Systems' Biotechnology Division sales increased $2,846,595 (19%) and R&D Systems' Hematology Division sales increased $344,529 (11%) for the quarter ended September 30, 2000. R&D Europe sales decreased $90,614 (1%) for the quarter. The increase in Biotechnology Division sales was due largely to increases in protein and antibody sales. The increase in Hematology sales was due to increased OEM and retail sales. R&D Europe's decline in revenue was entirely a result of changes in foreign currency exchange rates.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year.
Margins for the first quarter of fiscal 2001 were 75.5% compared to 71.6% for the same quarter in fiscal 2000. Biotechnology Division margins increased from 73.2% to 79.1% for the quarter ended September 30, 2000. Margins in the first quarter of last year were affected by the higher cost of inventory acquired from Genzyme Corporation. R&D Europe gross margins decreased from 44.7% to 39.3% for the quarter ended September 30, 2000 as a result of changes in exchange rates. Hematology Division gross margins decreased slightly for the quarter from 45.6% to 44.4% as a result of changes in product mix.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $69,328 (2%) from the
first quarter of fiscal 2000.    This was mainly the result of increased wages
and benefits offset by exchange rate changes.


Research and Development Expenses

Research and development expenses increased $77,814 (2%) for the quarter ended
September 30, 2000.   Research and development expenses by R&D Systems
increased $458,000 (17%) for the quarter ended September 30, 2000. The R&D Systems research expense increase relates to products currently under development, many of which will be released in fiscal 2001. Products currently under development include both biotechnology and hematology products. The increase in R&D Systems research expense for the quarter was offset by a reduction in R&D Europe research expense as a result of the cancellation of a research agreement with British Biotechnology Group plc. The increase in R&D Systems research expense was also offset by a reduction in ChemoCentryx research expenses due to grant money received by CCX beginning in the second quarter of fiscal 2000.


Net Earnings

Earnings before income taxes increased $3,692,811 from $7,590,239 in the first quarter of fiscal 2000 to $11,283,050 in the first quarter of fiscal 2001. The increase in earnings before income taxes was due primarily to the increase in sales and improved gross margins discussed previously.

Income taxes for the quarter ended September 30, 2000 were provided at a rate of approximately 34% of consolidated pretax earnings compared to 36% for the prior year. The decrease in tax rate from the prior year is due to the results of CCX for which no taxes are provided. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.



                      Liquidity and Capital Resources

At September 30, 2000, cash and cash equivalents and short-term investments were $70,752,474 compared to $59,824,291 at June 30, 2000. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime.
There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $12,351,301 from operating activities in the first three months of fiscal 2001 compared to $9,873,864 for the first three months of fiscal 2000. The increase was mainly the result of increased net earnings.

Cash Flows From Investing Activities

During the three months ended September 30, 2000 and the three months ended September 30, 1999, short-term investments increased by $7,026,762 and $1,712,000. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital expenditures for fixed assets for the first three months of fiscal 2001 and 2000 were $1,126,942 and $24,353,398 (including $21.9 million for the purchase of R&D Systems' Minneapolis facility), respectively. Included in the fiscal 2001 and 2000 additions were $507,000 and $1,900,000 for building improvements related to remodeling of facilities by R&D Systems. The remaining capital additions in fiscal 2001 and 2000 were for laboratory and computer equipment. Total expenditures for capital additions and building improvements planned for the remainder of fiscal 2001 are expected to cost approximately $5 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the first three months of fiscal 2000, the Company invested an additional $1 million in ChemoCentryx, Inc. The Company also paid $2 million and issued warrants to purchase 60,000 shares of common stock as a deposit on an option to purchase property adjacent to its Minneapolis facility.

Cash Flows From Financing Activities

Cash of $459,090 and $219,426 was received during the three months ended September 30, 2000 and 1999, respectively, for the exercise of options for 34,284 and 24,770 shares of common stock. During the first three months of fiscal 2001 and 2000 options for 500 and 10,792 shares of common stock were exercised by the surrender of 112 and 3,475 shares of the Company's common
stock with fair market values of $8,554     and $112,271, respectively.

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



        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $49,494,945. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase to have an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.




                         PART II - OTHER INFORMATION


                          ITEM 1 - LEGAL PROCEEDINGS

On September 19, 2000 the Company brought a declaratory judgment action against Amgen, Inc. in the United States District Court for the District of Minnesota. Amgen had presented to the Company for payment invoices in the amount of $31.9 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company seeks to have the Court declare that no amount is owed and seeks compensation from Amgen for breach of contract and unfair business
practices in violation of applicable statutes.   Subsequent to the filing of
the Company's action, Amgen acknowledged error in its invoicing, reduced the amount the amount of its invoices to $28.0 million and filed a counterclaim for such amount. The Company believes that it owes no material amount to Amgen and that the ultimate resolution of the matter will not have a material effect on the financial condition or operations of the Company.


                       ITEM 2 - CHANGES IN SECURITIES

None


               ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

(a)	The Annual Meeting of the Registrant's shareholders was held on Thursday,
November 9, 2000.

(b)  	A proposal to set the number of directors at eight was adopted by a vote of 16,465,605 in favor with 29,029 shares against, 16,524 shares abstaining and no shares represented by broker nonvotes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected, as follows:

	     Nominee	              For              Withheld
             -------                  ---              --------
	Thomas E. Oland            16,342,997           168,161
	Roger C. Lucas             16,332,242           178,916
	Howard V. O'Connell        16,336,648           174,510
	G. Arthur Herbert          16,335,667           175,491
 	Randolph Steer             15,647,138           864,020
	Lowell E. Sears            16,342,767           168,391
	Christopher S. Henney      16,341,602           169,556
	Timothy M. Heaney          16,342,947           168,211


(d) A proposal to amend the Company's Articles of Incorporation to increase the authorized common stock from 50,000,000 to 100,000,000 shares was adopted by a vote of 15,774,917 in favor with 719,058 shares against, 17,183 shares abstaining and no shares represented by broker nonvotes.

(e) A proposal to increase the number of shares of the Company's common stock reserved for issuance under the Company's 1997 Incentive Stock Option Plan from 600,000 to 1,600,000 and under its 1998 Nonqualified Stock Option Plan from 300,000 to 800,000 was adopted by a vote of 10,966,649 in favor with 1,794,630 shares against, 39,974 shares abstaining and 3,709,905 shares represented by broker nonvotes.



                          ITEM 5 - OTHER INFORMATION

Forward Looking Information and Cautionary Statements: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research into cytokines by the Company's customers, the impact of the growing number of producers of cytokine research products and related price competition, the retention of hematology OEM and proficiency survey business, the impact of changes in foreign currency exchange rates, the outcome of litigation involving the Company and the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships.


                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

      See exhibit index immediately following signature page.

B.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2000.



                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TECHNE CORPORATION
                                 (Company)




Date:  November 14, 2000         Thomas E. Oland
                                 -----------------------------
                                 President, Chief Executive and
                                 Financial Officer



                            EXHIBIT INDEX
                                  TO
                              FORM 10-Q

                         TECHNE CORPORATION


	Exhibit #       Description
	----------      ------------------
	   3.1          Restated Articles of Incorporation

	   27           Financial Data Schedule