Form 10-Q
period 2000-12-31
TECHNE CORP /MN/
filed 2001-02-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________to___________

                              _________________

                        Commission file number 0-17272
                             __________________

                             TECHNE CORPORATION
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                41-1427402
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

  614 MCKINLEY PLACE N.E.
  MINNEAPOLIS, MN       55413                   (612) 379-8854
(Address of principal                    (Registrant's telephone number,
executive offices)    (Zip Code)              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  (X)   No  (  )

At February 2, 2001, 41,457,790 shares of the Company's Common Stock (par value $.01) were outstanding.







                        ITEM 1 - FINANCIAL STATEMENTS

                      TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                         12/31/00        6/30/00
                                       ------------    ------------
ASSETS
  Cash and cash equivalents            $ 16,855,236    $ 17,356,108
  Short-term investments                 63,930,605      42,468,183
  Accounts receivable (net)              15,382,233      15,600,868
  Inventories                             4,854,846       4,651,615
  Income taxes receivable                         -       3,290,314
  Deferred income taxes                   2,514,000       2,440,000
  Other current assets                      846,744         494,117
                                       ------------    ------------
    Total current assets                104,383,664      86,301,205

  Deferred income taxes                   4,109,000       3,938,000
  Property and equipment (net)           47,176,209      46,266,177
  Intangible assets (net)                31,890,873      36,335,500
  Other assets                            7,515,780       7,568,699
                                       ------------    ------------
    TOTAL ASSETS                       $195,075,526    $180,409,581
                                       ============    ============
LIABILITIES & EQUITY
  Trade accounts payable               $  3,524,564    $  2,630,164
  Salary and related accruals             2,004,086       2,998,696
  Other payables                          6,003,336       6,107,979
  Income taxes payable                    2,309,989               -
  Current portion of long-term debt         854,086         824,315
                                       ------------    ------------
    Total current liabilities            14,696,061      12,561,154

  Royalty payable                         5,846,000       7,768,000
  Long-term debt                         18,502,300      18,935,049

  Common stock, par value $.01 per
    share; authorized 100,000,000;
    issued and outstanding 41,454,290
    and 41,381,998, respectively            414,543         413,820
  Additional paid-in capital             53,819,315      52,857,444
  Retained earnings                     102,413,334      88,336,230
  Accumulated other comprehensive loss     (616,027)       (462,116)
                                       ------------    ------------
    Total stockholders' equity          156,031,165     141,145,378
                                       ------------    ------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $195,075,526    $180,409,581
                                       ============    ============

           See notes to unaudited Consolidated Financial Statements.



                   TECHNE CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                             (Unaudited)

                             QUARTER ENDED            SIX MONTHS ENDED
                        ------------------------  ------------------------
                          12/31/00     12/31/99     12/31/00     12/31/99
                        -----------  -----------  -----------  -----------
Sales                   $26,688,666  $25,126,839  $54,410,229  $49,747,892
Cost of sales             6,766,978    6,977,732   13,571,167   13,974,502
                        -----------  -----------  -----------  -----------
  Gross margin           19,921,688   18,149,107   40,839,062   35,773,390

Operating expenses
 (income):
  Selling, general and
    administrative        4,154,722    4,723,955    8,629,248    9,129,153
  Research and
    development           3,594,500    2,660,928    6,863,209    5,851,823
  Amortization expense    2,222,313    2,307,312    4,444,627    4,614,625
  Interest expense          350,009      364,093      703,634      731,191
  Interest income          (835,366)    (292,244)  (1,520,216)    (528,704)
                        -----------  -----------  -----------  -----------
                          9,486,178    9,764,044   19,120,502   19,798,088
                        -----------  -----------  -----------  -----------
Earnings before
  income taxes           10,435,510    8,385,063   21,718,560   15,975,302
Income taxes              3,453,000    2,821,000    7,233,000    5,563,000
                        -----------  -----------  -----------  -----------
Net earnings            $ 6,982,510  $ 5,564,063  $14,485,560  $10,412,302
                        ===========  ===========  ===========  ===========

Earnings per share
  (Note D):
Basic earnings per
  share                 $      0.17  $      0.14  $      0.35  $      0.26
Diluted earnings per
  share                 $      0.16  $      0.13  $      0.34  $      0.25

Weighted average common
  shares outstanding:
  Basic                  41,457,269   40,353,126   41,436,094   40,327,246
  Diluted                42,840,275   42,121,092   42,800,185   41,884,244


           See notes to unaudited Consolidated Financial Statements.


                     TECHNE CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        SIX MONTHS ENDED
                                                  --------------------------
                                                    12/31/00      12/31/99
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                    $ 14,485,560  $ 10,412,302
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation and amortization                6,274,267     6,143,922
        Deferred income taxes                         (258,000)     (596,000)
        Other                                          552,919       284,357
    Change in current assets and current
      liabilities:
        (Increase) decrease in:
           Accounts receivable                         146,581       456,389
           Inventories                                (212,233)    1,589,316
           Other current assets                       (350,821)       31,341
        Increase (decrease) in:
           Trade account/other payables             (1,209,832)     (892,861)
           Salary and related accruals                (989,559)     (216,698)
           Income taxes, net                         5,831,027       (71,635)
                                                  ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         24,269,909    17,140,433

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments               (34,000,954)  (10,400,000)
  Proceeds from sale of short-term investments      12,538,532     6,122,938
  Additions to property and equipment               (2,747,232)  (24,651,700)
  Real estate deposit                                        -    (2,000,000)
  Increase in other long term assets                  (500,000)   (1,450,000)
                                                  ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES            (24,709,654)  (32,378,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                             733,142       729,628
  Proceeds from issuance of long-term debt                   -    20,400,000
  Payments on long-term debt                          (402,978)     (251,704)
  Repurchase of common stock                          (400,004)            -
                                                  ------------  ------------
  NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                         (69,840)   20,877,924

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  8,713       286,069
                                                  ------------  ------------
NET CHANGE IN CASH AND EQUIVALENTS                    (500,872)    5,925,664
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         17,356,108    12,769,468
                                                  ------------  ------------
CASH AND EQUIVALENTS AT END OF PERIOD             $ 16,855,236  $ 18,695,132
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                               12/31/00       6/30/00
                                             -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                        $15,542,233   $15,762,868
    Less reserve for bad debts                   160,000       162,000
                                             -----------   -----------
      NET ACCOUNTS RECEIVABLE                $15,382,233   $15,600,868
                                             ===========   ===========
INVENTORIES
  Raw materials                              $ 2,246,917   $ 2,288,719
  Supplies                                       131,041       124,732
  Finished goods                               2,476,888     2,238,164
                                             -----------   -----------
      TOTAL INVENTORIES                      $ 4,854,846   $ 4,651,615
                                             ===========   ===========
FIXED ASSETS
  Land                                       $   871,000   $   871,000
  Buildings and improvements                  45,107,246    43,965,312
  Laboratory equipment                        15,563,897    14,114,039
  Office equipment                             3,664,858     3,535,164
  Leasehold improvements                         149,767       180,770
                                             -----------   -----------
                                              65,356,768    62,666,285
    Less accumulated depreciation
      and amortization                        18,180,559    16,400,108
                                             -----------   -----------
      NET FIXED ASSETS                       $47,176,209   $46,266,177
                                             ===========   ===========
INTANGIBLE ASSETS
  Customer list                              $18,010,000   $18,010,000
  Technology licensing agreements                500,000       500,000
  Goodwill                                    39,075,089    39,075,089
                                             -----------   -----------
                                              57,585,089    57,585,089
    Less accumulated amortization             25,694,216    21,249,589
                                             -----------   -----------
      NET INTANGIBLE ASSETS                  $31,890,873   $36,335,500
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


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                QUARTER ENDED           SIX MONTHS ENDED
                            ----------------------   ----------------------
                             12/31/00    12/31/99     12/31/00    12/31/99
                            ----------  ----------   ----------  ----------
Weighted average
  common shares
  outstanding-basic         41,457,269  40,353,126   41,436,094  40,327,246
Dilutive effect of
  stock options
  and warrants               1,383,006   1,767,966    1,364,091   1,556,998
                            ----------  ----------   ----------  ----------
Average common shares
  outstanding-diluted       42,840,275  42,121,092   42,800,185  41,884,244
                            ==========  ==========   ==========  ==========

C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                              QUARTER ENDED             SIX MONTHS ENDED
                         ------------------------   ------------------------
                           12/31/00     12/31/99      12/31/00     12/31/99
                         -----------  -----------   -----------  -----------
External sales
  Hematology             $ 3,677,677  $ 3,220,811   $ 7,185,894  $ 6,384,499
  Biotechnology           16,585,983   15,459,607    34,506,898   30,533,927
  R&D Systems Europe       6,425,006    6,446,421    12,717,437   12,829,466
                         -----------  -----------   -----------  -----------
Total external sales     $26,688,666  $25,126,839   $54,410,229  $49,747,892
                         ===========  ===========   ===========  ===========
Intersegment sales
  Hematology             $        --  $        --   $        --  $        --
  Biotechnology            3,884,920    3,269,989     7,285,577    6,456,418
  R&D Systems Europe          16,130       22,361        37,382       83,631
                         -----------  -----------   -----------  -----------
Total intersegment
  sales                  $ 3,901,050  $ 3,292,350   $ 7,322,959  $ 6,540,049
                         ===========  ===========   ===========  ===========
Income before taxes
  Hematology             $ 1,363,492  $   946,697   $ 2,448,650  $ 1,876,671
  Biotechnology            8,792,524    6,458,576    18,365,809   13,031,572
  R&D Systems Europe       1,228,255    1,229,794     2,361,067    2,276,095
  Corporate and other       (948,761)    (250,004)   (1,456,966)  (1,209,036)
                         -----------  -----------   -----------  -----------
Total income
  before taxes           $10,435,510  $ 8,385,063   $21,718,560  $15,975,302
                         ===========  ===========   ===========  ===========

D. STOCK SPLIT:

On November 9, 2000, the Company declared a two-for-one stock split to be effected in the form of a 100% stock dividend to shareholders of record on November 24, 2000. The payment date for the stock split was December 1, 2000. All earnings per share and share amounts included in these financial statements have been restated to reflect the stock split. The shareholders also approved an amendment to the Company's Articles of Incorporation to increase authorized common stock from 50,000,000 to 100,000,000 shares.


E. CONTINGENCIES:

A party has presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company has brought a declaratory judgement action seeking to have the court declare that no amount is owed. The Company's management believes that no material amount is owed, that it has claims against the other party, and that the ultimate resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.



           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations Quarter and Six Months Ended December 31, 2000
              vs. Quarter and Six Months Ended December 31, 1999


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

The Company has an equity interest in ChemoCentryx, Inc. (CCX), a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for this investment under the equity method of accounting and recognizes 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. The Company's investment in CCX was $3,171,237 and $3,553,516 at December 31, 2000 and June 30, 2000, respectively.


Net Sales

Net sales for the quarter ended December 31, 2000 were $26,688,666, an increase of $1,561,827 (6%) from the quarter ended December 31, 1999.
Sales for the six months ended December 31, 2000 increased $4,662,337 (9%) from $49,747,892 to $54,410,229. R&D Systems' Biotechnology Division sales increased $1,126,376 (7%) and $3,972,971 (13%) and R&D Systems' Hematology Division sales increased $456,866 (14%) and $801,395 (13%) for the quarter and six months, respectively. R&D Europe sales decreased $21,415 (.3%) and $112,029 (1%) for the quarter and six months ended December 31, 2000. The Biotechnology Division sales increase for the quarter was lower than expected due to two fewer prime shipping days during the quarter as compared to last year, slower than normal sales during the current Thanksgiving and Christmas holiday period and three large bulk orders in the second quarter of last year which resulted in an unusually large sales increase of 24% for that quarter. The increase in Hematology sales was due mainly to increased OEM sales. R&D Europe's decline in revenue was entirely a result of changes in foreign currency exchange rates. In British Pounds, R&D Europe's sales increased 11% and 10% over the second quarter and first six months of last year. Adjusted for all changes in exchange rates, R&D Europe's revenues for the second quarter and first six months of fiscal 2001 would have been approximately $1.0 million and $1.9 million higher than reported.


Gross Margins

Gross margins, as a percentage of sales, increased from the prior year. Margins for the second quarter of fiscal 2001 were 74.6% compared to 72.2% for the same quarter in fiscal 2000. Margins for the six months ended December 31, 2000 were 75.1% compared to 71.9% for the same period in fiscal 2000.

Biotechnology Division margins increased from 73.7% to 78.2% for the quarter and from 73.5% to 78.7% for the six months ended December 31, 2000. Margins in the first six months of last year were affected by the higher cost of inventory acquired from Genzyme Corporation. R&D Europe gross margins decreased from 43.2% to 35.4% for the quarter and from 44.0% to 37.3% for the six months ended December 31, 2000 as a result of changes in exchange rates. Hematology Division gross margins increased slightly from 48.5% to 48.9% for the quarter and decreased slightly from 47.1% to 46.7% for the six months as a result of changes in product mix.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $569,233 (12%) and $499,905 (5%) from the second quarter and first six months of last year. This was mainly the result of exchange rate changes, lower profit sharing accruals and the timing of certain printing and promotion expenses. It is anticipated that printing and promotion expenses will accelerate in the third and fourth quarters of fiscal 2001.


Research and Development Expenses

Research and development expenses increased $933,572 (35%) and $1,011,386
(17%) for the quarter and six months ended December 31, 2000.   Research
and development expenses by R&D Systems increased $478,000 (17%) and $936,000 (17%) for the quarter and six months, respectively. The R&D Systems research expense increase relates to products currently under development, many of which are expected to be released in fiscal 2001. Products currently under development include both biotechnology and hematology products. Research expenses related to ChemoCentryx increased $538,000 and $267,000 for the quarter and six months ended December 31, 2000 as a result of increased spending. The increases in research and development expenses by R&D Systems and ChemoCentryx were offset by a reduction in R&D Europe research expenses as a result of the cancellation of a research agreement with British Biotechnology Group plc. and the completion of the transfer of all R&D Europe research activities to R&D Systems.


Net Earnings

Earnings before income taxes increased $2,050,447 from $8,385,063 in the second quarter of fiscal 2000 to $10,435,510 in the second quarter of fiscal 2001. Earnings before taxes for the six months increased $5,743,258 from $15,975,302 to $21,718,560. The increase in earnings before income taxes was due primarily to the increase in sales and improved gross margins discussed previously.

Income taxes for the quarter and six months ended December 31, 2000 were provided at a rate of approximately 33% of consolidated pretax earnings compared to 34% and 35% for the quarter and first six months of the prior year. The decrease in tax rate from the prior year is due primarily to an increase in tax exempt interest income. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


Liquidity and Capital Resources

At December 31, 2000, cash and cash equivalents and short-term investments were $80,785,841 compared to $59,824,291 at June 30, 2000. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $24,269,909 from operating activities in the first six months of fiscal 2001 compared to $17,140,433 for the first six months of fiscal 2000. The increase was mainly the result of increased net earnings and an increase in income taxes payable during the first six months of fiscal 2001.


Cash Flows From Investing Activities

During the six months ended December 31, 2000 and December 31, 1999, short-term investments increased by $21,462,422 and $4,277,062, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital expenditures for fixed assets for the first six months of fiscal 2001 and 2000 were $2,747,232 and $24,651,700 (including $21.9 million for the purchase of R&D Systems' Minneapolis facility), respectively. Included in the fiscal 2001 and 2000 additions were $1,142,000 and $1,921,000 for building improvements related to remodeling of facilities by R&D Systems.
The remaining capital additions in fiscal 2001 and 2000 were for laboratory and computer equipment. Total expenditures for capital additions and building improvements planned for the remainder of fiscal 2001 are expected to cost approximately $4 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the first six months of fiscal 2000, the Company invested an additional $1 million in ChemoCentryx, Inc. The Company also paid $2 million and issued warrants to purchase 120,000 shares of common stock as a deposit on an option to purchase property adjacent to its Minneapolis facility.

Cash Flows From Financing Activities

Cash of $733,142 and $729,628 was received during the six months ended December 31, 2000 and 1999, respectively, for the exercise of options for 81,516 and 126,540 shares of common stock. During the first six months of fiscal 2001 and 2000 options for 1,000 and 19,584 shares of common stock were exercised by the surrender of 224 and 6,950 shares of the Company's common stock with fair market values of $8,554 and $112,271, respectively.

During the first six months of fiscal 2001, the Company purchased and retired 10,000 shares of Company common stock at a market value of $400,004. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $20 million of its common stock. From the start of the repurchase program through February 2, 2001, 1,311,200 shares have been purchased at a market value of $9,154,118.

The Company has never paid cash dividends and has no plans to do so in fiscal 2001.




   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $63,930,605. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.



                   PART II - OTHER INFORMATION


                   ITEM 1 - LEGAL PROCEEDINGS

The information required by Item 1 is contained in the Company's Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference.



                ITEM 2 - CHANGES IN SECURITIES

None


         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


       ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on November 9, 2000 is contained in the Company's Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference.


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


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

      None.

B.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2000.



                             SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TECHNE CORPORATION
                                 (Company)




Date:  February 13, 2001         Thomas E. Oland
                                 ------------------------------
                                 President, Chief Executive and
                                 Financial Officer