Form 10-Q
period 2001-03-31
TECHNE CORP /MN/
filed 2001-05-14
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                 FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001, or


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

At May 2, 2001, 41,428,990 shares of the Company's Common Stock (par value $.01) were outstanding.




                      ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)



                                            3/31/01        6/30/00
                                         ------------   ------------
ASSETS
  Cash and cash equivalents              $ 18,621,915   $ 17,356,108
  Short-term investments                   69,069,281     42,468,183
  Accounts receivable (net)                15,143,807     14,056,481
  Interest receivable                       2,336,873      1,544,387
  Inventories                               5,089,922      4,651,615
  Income taxes receivable                           -      3,290,314
  Deferred income taxes                     2,507,000      2,440,000
  Other current assets                      1,023,087        494,117
                                         ------------   ------------
    Total current assets                  113,791,885     86,301,205

  Deferred income taxes                     4,064,000      3,938,000
  Property and equipment (net)             46,817,974     46,266,177
  Intangible assets (net)                  29,668,560     36,335,500
  Other assets                              7,426,015      7,568,699
                                         ------------   ------------
    TOTAL ASSETS                         $201,768,434   $180,409,581
                                         ============   ============
LIABILITIES & EQUITY
  Trade accounts payable                 $  3,088,176   $  2,630,164
  Salary and related accruals               2,214,605      2,998,696
  Other payables                            6,125,919      6,107,979
  Income taxes payable                      1,488,165	           -
  Current portion of long-term debt           869,120        824,315
                                         ------------   ------------
    Total current liabilities              13,785,985     12,561,154

  Royalty payable                           4,884,000      7,768,000
  Long-term debt                           18,274,789     18,935,049

  Common stock, par value $.01 per
    share; authorized 100,000,000;
    issued and outstanding 41,428,990
    and 41,381,998, respectively              414,290        413,820
  Additional paid-in capital               53,930,118     52,857,444
  Retained earnings                       111,814,382     88,336,230
  Accumulated other comprehensive loss     (1,335,130)      (462,116)
                                         ------------   ------------
    Total stockholders' equity            164,823,660    141,145,378
                                         ------------   ------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $201,768,434   $180,409,581
                                         ============   ============

          See notes to unaudited Consolidated Financial Statements.



                        TECHNE CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                             QUARTER ENDED           NINE MONTHS ENDED
                       ------------------------  ------------------------
                         3/31/01       3/31/00     3/31/01      3/31/00
                       -----------  -----------  -----------  -----------
Sales                  $30,240,889  $26,776,906  $84,651,118  $76,524,798
Cost of sales            7,492,795    6,382,933   21,063,962   20,357,435
                       -----------  -----------  -----------  -----------
  Gross margin          22,748,094   20,393,973   63,587,156   56,167,363

Operating expenses
 (income):
  Selling, general and
    administrative       4,551,285    4,356,323   13,180,533   13,485,476
  Research and
    development          3,857,116    2,468,439   10,720,325    8,320,262
  Amortization expense   2,222,313    2,307,313    6,666,940    6,921,938
  Interest expense         338,843      356,783    1,042,477    1,087,974
  Interest income         (904,975)    (421,423)  (2,425,191)    (950,127)
                       -----------  -----------  -----------  -----------
                        10,064,582    9,067,435   29,185,084   28,865,523
                       -----------  -----------  -----------  -----------
Earnings before
  income taxes          12,683,512   11,326,538   34,402,072   27,301,840
Income taxes             2,519,000    3,677,000    9,752,000    9,240,000
                       -----------  -----------  -----------  -----------
Net earnings           $10,164,512  $ 7,649,538  $24,650,072  $18,061,840
                       ===========  ===========  ===========  ===========

Earnings per share
  (Note D):
Basic earnings per
  share                $      0.25  $      0.19  $      0.59  $      0.45
Diluted earnings per
  share                $      0.24  $      0.18  $      0.58  $      0.43

Weighted average
  common shares
  outstanding:
  Basic                 41,452,109   40,736,596   41,441,347   40,462,740
  Diluted               42,530,383   42,471,990   42,710,247   42,077,146

           See notes to unaudited Consolidated Financial Statements.



                      TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    NINE MONTHS ENDED
                                               ---------------------------
                                                 3/31/01        3/31/00
                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                 $ 24,650,072   $ 18,061,840
    Adjustments to reconcile net earnings to
      net cash provided by
        operating activities:
        Depreciation and amortization             9,434,430      9,289,286
        Deferred income taxes                      (232,000)      (687,000)
        Other                                       642,684       (100,548)
    Change in current assets and current
      liabilities:
        (Increase) decrease in:
           Accounts receivable/interest
             receivable                          (2,138,885)    (1,462,221)
           Inventories                             (499,330)     1,387,063
           Other current assets                    (545,020)      (131,475)
        Increase (decrease) in:
           Trade account/other payables          (2,462,187)    (1,993,822)
           Salary and related accruals             (770,116)       710,104
           Income taxes, net                      5,162,911      1,838,672
                                               ------------   ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES      33,242,559     26,911,899

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments            (44,329,044)   (24,315,000)
  Proceeds from sale of short-term investments   17,727,946     10,035,879
  Additions to property and equipment            (3,344,760)   (27,621,979)
  Real estate deposit                                     -     (2,001,000)
  Increase in other long term assets               (500,000)    (1,552,160)
                                               ------------   ------------
  NET CASH USED IN INVESTING ACTIVITIES         (30,445,858)   (45,454,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                          758,992      3,730,714
  Proceeds from issuance of long-term debt                -     20,400,000
  Payments on long-term debt                       (615,455)      (446,347)
  Repurchase of common stock                     (1,163,768)             -
                                               ------------   ------------
  NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                   (1,020,231)    23,684,367

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (510,663)       246,827
                                               ------------   ------------
NET CHANGE IN CASH AND EQUIVALENTS                1,265,807      5,388,833
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      17,356,108     12,769,468
                                               ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD          $ 18,621,915   $ 18,158,301
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

Certain Consolidated Balance Sheet captions appearing in this interim report are as follows:

                                           3/31/01       6/30/00
                                         -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                    $15,296,807   $14,218,481
    Less reserve for bad debts               153,000       162,000
                                         -----------   -----------
      NET ACCOUNTS RECEIVABLE            $15,143,807   $14,056,481
                                         ===========   ===========
INVENTORIES
  Raw materials                          $ 2,276,930   $ 2,288,719
  Supplies                                   146,235       124,732
  Finished goods                           2,666,757     2,238,164
                                         -----------   -----------
      TOTAL INVENTORIES                  $ 5,089,922   $ 4,651,615
                                         ===========   ===========
FIXED ASSETS
  Land                                   $   871,000   $   871,000
  Buildings and improvements              46,398,373    43,965,312
  Laboratory equipment                    14,770,567    14,114,039
  Office equipment                         3,654,875     3,535,164
  Leasehold improvements                     168,689       180,770
                                         -----------   -----------
                                          65,863,504    62,666,285
    Less accumulated depreciation
      and amortization                    19,045,530    16,400,108
                                         -----------   -----------
      NET FIXED ASSETS                   $46,817,974   $46,266,177
                                         ===========   ===========
INTANGIBLE ASSETS
  Customer list                          $18,010,000   $18,010,000
  Technology licensing agreements            500,000       500,000
  Goodwill                                39,075,089    39,075,089
                                         -----------   -----------
                                          57,585,089    57,585,089
    Less accumulated amortization         27,916,529    21,249,589
                                         -----------   -----------
      NET INTANGIBLE ASSETS              $29,668,560   $36,335,500
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


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                            QUARTER ENDED          NINE MONTHS ENDED
                        ----------------------  ----------------------
	   3/31/01	   3/31/00	   3/31/01	  3/31/00
                        ----------  ----------  ----------  ----------
Weighted average
  common shares
  outstanding-basic     41,452,109  40,736,596  41,441,347  40,462,740
Dilutive effect of
  stock options
  and warrants           1,078,274   1,735,394   1,268,900   1,614,406
                        ----------  ----------  ----------  ----------
Average common shares
  outstanding-diluted   42,530,383  42,471,990  42,710,247  42,077,146
                        ==========  ==========  ==========  ==========

C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                            QUARTER ENDED            NINE MONTHS ENDED
                       ------------------------  ------------------------
                          3/31/01       3/31/00    3/31/01     3/31/00
                       -----------  -----------  -----------  -----------
External sales
  Hematology           $ 3,248,378  $ 3,143,364  $10,434,272  $ 9,527,863
  Biotechnology         19,399,700   16,658,266   53,906,598   47,192,193
  R&D Systems Europe     7,592,811    6,975,276   20,310,248   19,804,742
                       -----------  -----------  -----------  -----------
Total external sales   $30,240,889  $26,776,906  $84,651,118  $76,524,798
                       ===========  ===========  ===========  ===========
Intersegment sales
  Hematology           $        --  $        --  $        --  $        --
  Biotechnology          3,940,320    3,711,183   11,225,897   10,167,601
  R&D Systems Europe        31,500       27,195       68,882      110,826
                       -----------  -----------  -----------  -----------
Total intersegment
  sales                $ 3,971,820  $ 3,738,378  $11,294,779  $10,278,427
                       ===========  ===========  ===========  ===========
Income before taxes
  Hematology           $   861,258  $   869,536  $ 3,309,908  $ 2,746,207
  Biotechnology         10,402,814    9,090,026   28,768,623   22,121,598
  R&D Systems Europe     1,739,481    1,455,526    4,100,548    3,731,621
  Corporate and other     (320,041)     (88,550)  (1,777,007)  (1,297,586)
                       -----------  -----------  -----------  -----------
Total income
  before taxes         $12,683,512  $11,326,538  $34,402,072  $27,301,840
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



           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

       Results of Operations Quarter and Nine Months Ended March 31, 2001
                vs. Quarter and Nine Months Ended March 31, 2000

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

The Company has an equity interest in ChemoCentryx, Inc. (CCX), a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, Techne obtains exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for this investment under the equity method of accounting and through January 2001 had a 49% interest in CCX. Through January 2001, the Company recognized 100% of CCX's losses due to the limited amount of cash consideration provided by the holders of the common shares of CCX. In February 2001, CCX obtained $23 million in financing through the issuance of additional preferred stock. The Company currently holds approximately 26% of the outstanding stock of CCX and is recognizing CCX operating results based on its ownership percentage. The Company's net investment in CCX was $3,191,791 and $3,553,516 at March 31, 2001 and June 30, 2000, respectively.


Net Sales

Net sales for the quarter ended March 31, 2001 were $30,240,889, an increase of $3,463,983 (13%) from the quarter ended March 31, 2000. Sales for the nine months ended March 31, 2001 increased $8,126,320 (11%) from $76,524,798 to $84,651,118. R&D Systems' Biotechnology Division sales increased $2,741,434 (16%) and $6,714,405 (14%) and R&D Systems' Hematology Division sales increased $105,014 (3%) and $906,409 (10%) for the quarter and nine months, respectively. R&D Europe sales increased $617,535 (9%) and $505,506 (3%) for the quarter and nine months ended March 31, 2001. R&D Europe's revenue increase was effected by changes in foreign currency exchange rates. In British pounds, R&D Europe's sales increased 20% and 14% over the third quarter and first nine months of last year. Adjusted for all changes in exchange rates, R&D Europe's revenues for the third quarter and first nine months of fiscal 2001 would have been approximately $.6 million and $2.5 million higher than reported.


Gross Margins

Gross margins for the third quarter of fiscal 2001 were 75.2% compared to 76.2% for the same quarter in fiscal 2000. Margins for the nine months ended March 31, 2001 were 75.1% compared to 73.4% for the same period in fiscal 2000.

Biotechnology Division margins decreased slightly from 79.7% to 78.5% for the quarter, but increased from 75.7% to 78.6% for the nine months ended March 31, 2001. Margins in the first six months of last year were affected by the higher cost of inventory acquired from Genzyme Corporation. R&D Europe gross margins decreased from 40.6% to 39.3% for the quarter and from 42.8% to 38.1% for the nine months ended March 31, 2001 as a result of changes in exchange rates. Hematology Division gross margins decreased from 44.9% to 40.9% for the quarter and from 46.3% to 44.9% for the nine months as a result of changes in product mix.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $194,962 (4%) from the third quarter of last year, but decreased $304,943 (2%) from the first nine months of last year. The increase in the third quarter of fiscal 2001 was due to the timing of certain printing and promotion costs. The decrease in selling, general and administrative expenses in the first nine months of fiscal 2001 was mainly the result of exchange rate changes.


Research and Development Expenses

Research and development expenses increased $1,388,677 (56%) and $2,400,063
(29%) for the quarter and nine months ended March 31, 2001.   Research and
development expenses by R&D Systems increased $951,000 (33%) and $1,888,000 (22%) for the quarter and nine months, respectively. The R&D Systems research expense increase relates to products currently under development, many of which are expected to be released in fiscal 2001 and 2002. Products currently under development include both biotechnology and hematology products. Research expenses related to ChemoCentryx increased $450,000 and $718,000 for the quarter and nine months ended March 31, 2001 as a result of increased spending. The increases in research and development expenses by R&D Systems and ChemoCentryx were offset by a reduction in R&D Europe research expenses as a result of the cancellation of a research agreement with British Biotechnology Group plc. and the completion of the transfer of all R&D Europe research activities to R&D Systems.


Net Earnings

Earnings before income taxes increased $1,356,974 from $11,326,538 in the third quarter of fiscal 2000 to $12,683,512 in the third quarter of fiscal 2001. Earnings before taxes for the nine months increased $7,100,232 from $27,301,840 to $34,402,072. The increase in earnings before income taxes was due primarily to the increase in sales discussed previously.

Income taxes for the quarter and nine months ended March 31, 2001 were provided at a rate of approximately 20% and 28% of consolidated pretax earnings compared to 32% and 34% for the quarter and first nine months of the prior year. The decrease in tax rate from the prior year is due primarily to a one-time $1.4 million credit in the third quarter of fiscal 2001 as a result of the close-out of pending issues related to a state income tax examination for fiscal years 1996 through 1999. The tax rate is also effected by an increase in tax exempt interest income. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                    Liquidity and Capital Resources

At March 31, 2001, cash and cash equivalents and short-term investments were $87,691,196 compared to $59,824,291 at June 30, 2000. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $33,242,559 from operating activities in the first nine months of fiscal 2001 compared to $26,911,899 for the first nine months of fiscal 2000. The increase was mainly the result of increased net earnings.


Cash Flows From Investing Activities

During the nine months ended March 31, 2001 and March 31, 2000, short-term investments increased by $26,601,098 and $14,279,121, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with the lowest risk, while keeping the funds accessible.

Capital expenditures for fixed assets for the first nine months of fiscal 2001 and 2000 were $3,344,760 and $27,621,979 (including $21.9 million for the purchase of R&D Systems' Minneapolis facility), respectively. Included in the fiscal 2001 and 2000 additions were $1,739,000 and $4,364,000 for building improvements related to remodeling of facilities by R&D Systems. The remaining capital additions in fiscal 2001 and 2000 were for laboratory and computer equipment. Total expenditures for capital additions and building improvements planned for the remainder of fiscal 2001 are expected to cost approximately $3.5 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the first nine months of fiscal 2000, the Company invested an additional $1 million in ChemoCentryx, Inc. The Company also paid $2,001,000 and issued warrants to purchase 120,000 shares of common stock as a deposit on an option to purchase property adjacent to its Minneapolis facility.


Cash Flows From Financing Activities

Cash of $758,992 and $3,730,714 was received during the nine months ended March 31, 2001 and 2000, respectively, for the exercise of options for 86,216 and 665,346 shares of common stock. During the first nine months of fiscal 2001 and 2000 options for 1,000 and 77,584 shares of common stock were exercised by the surrender of 224 and 12,942 shares of the Company's common stock with fair market values of $8,552 and $305,510, respectively.

During the first nine months of fiscal 2001, the Company purchased and retired 40,000 shares of Company common stock at a market value of $1,163,768. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $20 million of its common stock. From the start of the repurchase program through May 2, 2001, 1,341,200 shares have been purchased at a market value of $9,917,882.

The Company has never paid cash dividends and has no plans to do so in fiscal 2001.


   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $69,069,281. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows.

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


                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

      None.

B.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2001.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TECHNE CORPORATION
                                 (Company)




Date:  May 14, 2001              /s/ Thomas E. Oland
                                 ----------------------------
                                 President, Chief Executive and
                                 Financial Officer