Form 10-K
period 2001-06-30
TECHNE CORP /MN/
filed 2001-09-27
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 11, 2001 as reported on The Nasdaq Stock Market was approximately $1,166,747,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 11, 2001:
41,443,688

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.


                                    PART I

                               ITEM 1.  BUSINESS

OVERVIEW

Techne Corporation (the Company) is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major operating segments are hematology controls, which are used in hospital and clinical laboratories to check the accuracy of blood analysis instruments, and biotechnology products, including purified proteins (cytokines) and antibodies which are sold exclusively to the research market and assay kits which are sold to the research and clinical diagnostic markets. R&D Europe distributes R&D Systems' biotechnology products in Europe. R&D Europe has a German sales subsidiary, R&D Systems GmbH (R&D GmbH). The Company also has a foreign sales corporation, Techne Export Inc.

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

In 1991 R&D Systems purchased Amgen Inc.'s research reagent and diagnostic assay kit business. With this purchase, R&D Systems obtained Amgen's Erythropoietin (EPO) kit, the Company's first enzyme-linked immunosorbent assay kit for a cytokine that had been cleared by the U.S. Food and Drug Administration (FDA) for clinical diagnostic use.

In 1993 the Company acquired its European biotechnology distributor, British Bio-technology Products Ltd. (renamed R&D Systems Europe Ltd.) from British Bio-technology Group plc. R&D Europe distributes biotechnology products developed by R&D Systems.

During fiscal 1998, 1999, and 2000, the Company made equity investments in the preferred stock of ChemoCentryx, Inc. (CCX), a technology and drug development company. The Company currently holds approximately 26% of the outstanding stock of CCX. In addition to the equity investment and joint research efforts, the Company obtained research and diagnostic market rights to all products discovered or developed by CCX.

On July 1, 1998, R&D Systems purchased Genzyme Corporation's research products business. This acquisition established R&D Systems as the world's leading supplier of research and diagnostic cytokine products.

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI). DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company currently holds a 39% equity interest in DGI and also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and the rights to sell such products to the research market.


THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 2001, R&D Systems' Hematology Division revenues accounted for approximately 13% of consolidated revenues of $115,356,562. Revenues from R&D Systems' Biotechnology Division and R&D Europe were 64% and 23% of consolidated revenues, respectively.

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

R&D Systems' Biotechnology Division was formed in response to a growing need for highly purified biologically active proteins. R&D Systems believes that its cytokines are addressing the growing demand for these products within the scientific research community.

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

Blood is composed of plasma, the fluid portion of which is mainly water, and blood cells, which are suspended in the plasma. There are three basic types
of blood cells:  red cells, white cells and platelets.   Red cells transport
oxygen from the lungs throughout the body, which they do by being rich in hemoglobin. White cells defend the body against foreign invaders. Platelets serve as a "plug" to stem blood flow at the site of an injury by initiating a complex series of biochemical reactions that lead to the formation of a clot.

The formed elements of blood (red cells, white cells and platelets) differ a great deal in size and concentration. The white cells are the largest in size and platelets the smallest. The red cells are the most numerous and constitute 95 percent of all blood cells. The average adult has from 20 to 30 trillion red cells. For every 500 red cells there are approximately one white cell and about 20 platelets. As noted above, hematology controls are used in automatic and semiautomatic cell counting analyzers to make sure these instruments are counting blood cells accurately. One of the most frequently performed laboratory tests on a blood sample is called a complete blood count, or CBC for short. Doctors use this test in disease screening and diagnosis. More than a billion of these tests are done every year, the great majority with cell counting instruments. In most laboratories the CBC consists of the white cell count, the red cell count, the hemoglobin reading, and the hematocrit reading or the percent of red cells in a volume of whole blood after it has been centrifuged. Also included in a CBC test is the differential which numbers and classifies the different types of white cells.

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

Laser-Type Whole Blood Controls/Calibrators. Currently produced controls and calibrators for laser-type instruments include products for the following: Beckman Coulter MAXM, STKS and GENS; Abbott Cell-Dyn 3000, 3200, 3500 and 4000 instruments; ABX instruments; Bayer Technicon ADVIA and H series instruments; and the TOA Sysmex NE-8000 and NE-5500 instruments.

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

Whole Blood Glucose/Hemoglobin Control. This product is designed to monitor instruments for measuring glucose and hemaglobin.

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

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 2001 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be developed or, if developed, can be successfully introduced into the marketplace.

Expenditures for research and development activities were $14,522,233, $11,198,309 and $12,004,798 for fiscal years 2001, 2000 and 1999, respectively.


BUSINESS RELATIONSHIPS

During fiscal 1998, 1999, and 2000, the Company purchased a total of $5 million of convertible preferred stock of ChemoCentryx, Inc. (CCX), which gave the Company a 49% interest in CCX through January 2001. In February 2001, CCX obtained $23 million in financing through the issuance of 8,846,154 shares of additional preferred stock. The Company currently holds approximately 26% of the outstanding voting stock of CCX. CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for the investment under the equity method of accounting and, through January 2001, recognized 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. Subsequent to January 2001, the Company is including CCX operating results in its consolidated financial statements based on its ownership percentage. The Company's net investment in CCX was $6,441,481 and $3,553,516 at June 30, 2001 and 2000, respectively.

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI was recently organized and holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment will be accounted for under the equity method of accounting.

Original Equipment Manufacturers (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal year 2001, OEM contracts accounted for $7,096,901 or 48% of Hematology Division revenues and 6% of total consolidated revenues.


GOVERNMENT REGULATION

All manufacturers of hematology controls and calibrators are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of R&D Systems' hematology control products are classified as "In Vitro Diagnostic Products" by the FDA. The entire hematology control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of the Hematology Division's control operations and facilities. Hematology control manufacturing must comply with Good Manufacturing Practices (GMP) as set forth in the FDA's regulations governing medical devices.

Three of R&D Systems' immunoassay kits, EPO, TfR and Beta2-microglobulin, have FDA clearance to be sold for clinical diagnostic use. R&D Systems must comply with GMP for the manufacture of these kits. Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance.

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission (NRC) and has been granted an NRC license due to expire in April 2002. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 2002. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they will not be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.


AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company's hematology controls is whole blood. Human blood is purchased from commercial blood banks and porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased owing largely to the requirement that it be tested for HIV (AIDS) antibodies and hepatitis, the higher cost of these materials has not had a serious adverse effect on the Company's business. R&D Systems does not perform its own testing for the AIDS antibodies as the supplier tests all human blood purchased. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.


PATENTS AND TRADEMARKS

R&D Systems owns patent protection for certain hematology controls. R&D Systems may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained. No assurance can be given that R&D Systems' products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. R&D Systems has not conducted a patent infringement study for each of its products.

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2001, total royalties expensed under these licenses were approximately $1,563,000.

R&D Systems has obtained federal trademark registration for certain of its hematology controls and biotechnology product groups. R&D Systems believes it has common law trademark rights to certain marks in addition to those which it has registered.


SEASONALITY OF BUSINESS

Sales of the products manufactured by R&D Systems and R&D Europe are not seasonal, although R&D Europe historically experiences a slowing of sales during the summer months.


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2001, 2000 or 1999.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this report or as of a comparable date for fiscal 2000.


COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including BD Biosciences, BioSource International, Sigma Chemical Co., Amersham Pharmacia and CN Biosciences. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Historically, most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors of R&D Systems' retail products are Beckman Coulter, Inc., TOA Sysmex, Streck Laboratories, Abbott Diagnostics and Hematronix, Inc. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter and Streck Laboratories.

EMPLOYEES

R&D Systems had 447 full-time and 47 part-time employees as of June 30, 2001. R&D Europe had 47 full-time and 10 part-time employees as of June 30, 2001, including 9 full-time and 1 part-time at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, England and Germany had no material effect on R&D Systems or R&D Europe in fiscal 2001.


FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations for the fiscal years ended June 30 (all amounts are in thousands of US dollars):

                                           2001       2000       1999
                                         --------   --------   --------
Net Sales to External Customers
Hematology Division:
    US                                   $ 12,357   $ 11,140   $ 10,549
    Other                                   2,353      2,435      2,125
Biotechnology Division:
    US                                     58,661     51,788     43,712
    Other                                  14,995     12,443     11,249
R&D Europe:
    Other                                  26,990     26,032     23,266

Gross Margin
R&D Systems (US)                           76,578     66,125     52,791
R&D Europe (England)                        8,731      9,373      9,490
R&D GmbH (Germany)                          1,623      1,590      1,296

Net Earnings (Loss)
Parent and R&D Systems (US)                31,006     22,418     15,230
R&D Europe (England)                        3,310      3,269      2,835
R&D GmbH (Germany)                            229        253          8
ChemoCentryx (US)                            (500)       643     (1,417)

Identifiable Assets
Parent and R&D Systems (US)               194,355    165,834    112,327
R&D Europe (England)                       17,029     13,546     10,213
R&D GmbH (Germany)                            753      1,030      1,261


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

Risk of Technological Obsolescence and Competition

The biotechnology industry is subject to rapid and significant technological change. While the hematology controls industry historically has been subject to less rapid change, it too is evolving and is impacted significantly by changes in the automated testing equipment offered by hardware manufacturers. Competitors of the Company in the United States and abroad are numerous and include, among others, specialized biotechnology firms, medical laboratory instrument and equipment manufacturers and disposables suppliers, major pharmaceutical companies, universities and other research institutions.
There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive. Many of these competitors have substantially greater resources and product development, production and marketing capabilities than the Company. With regard to diagnostic kits, which constitute a relatively minor portion of the Company's business, many of the Company's competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new or improved diagnostic kits and obtaining FDA and other regulatory approvals of such products.

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

Financial Impact of Expansion Strategy

The Company engages in an expansion strategy which includes internal development of new products, collaboration with manufacturers of automated instruments which may use the Company's products, investment in joint ventures and companies developing new products related to the Company's business and acquisition of companies for new products or additional customer base. Each of the strategies carries risks that objectives will not be achieved and future earnings will be adversely affected. During the early development stage, a percentage of the operating losses of certain companies in which the Company may invest will be reported as losses of the Company, as is the case with ChemoCentryx, Inc. and Discovery Genomics, Inc.

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

Litigation

On September 19, 2000, the Company brought a declaratory judgement action in United States District Court for the District of Minnesota (the Court) seeking to have the Court declare that no amount is owed by the Company to Amgen, Inc. (Amgen) in connection with invoices in the amount of $31.9 million rendered by Amgen in June 2000 for materials provided to the Company in past years. The Company also claimed damages for breach of contract and unfair business practices in violation of applicable statutes. Amgen subsequently acknowledged error and reduced the amount of its invoices by $3.9 million to $28 million. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. The Company believes that it has strong defenses to Amgen's claims and that it owes no material amount. The ultimate outcome of litigation, however, cannot be predicted with certainty. An unfavorable outcome to the litigation with Amgen would not adversely impair the operations of the Company or its financial condition, but would have a material effect on net income for the period in which realized. See "Financial Statements, Note E. Commitments and contingencies."


                            ITEM 2.  PROPERTIES

On July 1, 1999, the Company purchased, for approximately $28 million, the facilities R&D Systems had been leasing in Minneapolis, Minnesota. The R&D complex currently includes 365,000 square feet of administrative, research and manufacturing space. The Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. (47,000 square feet). Biotechnology Division manufacturing and research operations are located at 600 McKinley Place NE (85,000 square feet) and 2201 Kennedy Street (200,000 square feet). Administrative, sales and marketing functions are also located at the 2201 Kennnedy Street building. The Company also occupies an additional 20,000 square feet in space connecting the three buildings. This area houses a lunchroom, a library and additional warehouse space. In addition, the Company constructed a 13,000 square foot entrance to the facility. The Company has entered into two option agreements for real estate adjacent to the current facility. The options are exercisable through November 2001 and January 2005 on the two properties, respectively. The Company plans to exercise its option on the first property during fiscal 2002 and plans to build an infill to connect this property with its current facility.

R&D Europe sub-leased approximately 12,500 square feet in one building in Abingdon, England. The lease on the building expired in June 2001. In May 2001 R&D Europe began leasing approximately 17,000 square feet in a building less than one mile from its previous location. Rental rates for the new facility are expected to be slightly higher than rates under the previous sub-lease. Base rent was $195,000 in fiscal 2001.

R&D GmbH leases approximately 2,300 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent was $32,000 in fiscal 2001.

The Company believes the acquired property, purchase options and leased property discussed above are adequate to meet its occupancy needs in the foreseeable future.


                           ITEM 3.  LEGAL PROCEEDINGS

On September 19, 2000, the Company brought a declaratory judgement action in United States District Court for the District of Minnesota (the Court) seeking to have the Court declare that no amount is owed by the Company to Amgen, Inc. (Amgen) in connection with invoices in the amount of $31.9 million rendered by Amgen in June 2000 for materials provided to the Company in past years. The Company also claimed damages for breach of contract and unfair business practices in violation of applicable statutes. Amgen subsequently acknowledged error and reduced the amount of its invoices by $3.9 million to $28 million. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. The Company believes that it has strong defenses to Amgen's claims and that it owes no material amount. The ultimate outcome of litigation, however, cannot be predicted with certainty. An unfavorable outcome to the litigation with Amgen would not adversely impair the operations of the Company or its financial condition, but would have a material effect on net income for the period in which realized. See "Financial Statements, Note E. Commitments and contingencies."


            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2001 fiscal year.


                         EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

Name                Age   Position                             Officer Since
----                ---   ---------                            -------------
Thomas E. Oland      60   Chairman of the Board, President,         1985
                           Treasurer and Director
Dr. Monica Tsang     56   Vice President, Research                  1995
Marcel Veronneau     46   Vice President, Hematology Operations     1995
Timothy M. Heaney    55   Vice President, Secretary, General        1999
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

Dr. Thomas Detwiler, Vice President of the Company since March 1995, retired from the Company in July 2000.


                                     PART II

             ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Exchange under the symbol "TECH." The following table sets forth for the periods indicated the range of the closing price per share for the Company as reported by NASDAQ.


                 FISCAL 2001 PRICE       FISCAL 2000 PRICE
                   HIGH         LOW        HIGH         LOW
               --------     -------    --------    --------

1st Quarter    $  74.00     $ 36.50    $  16.38    $  12.38
2nd Quarter       62.66       32.00       27.53       15.88
3rd Quarter       33.69       22.50       44.19       25.99
4th Quarter       38.41       24.81       70.00       30.00


As of September 11, 2001, there were approximately 300 shareholders of record. As of September 11, 2001, there were over 14,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.


                         ITEM 6.  SELECTED FINANCIAL DATA

                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE, EARNINGS AND CASH
FLOW DATA FOR THE YEARS ENDED
JUNE 30                         2001      2000    1999(1)   1998     1997
----------------------------- --------  --------  -------  -------  -------

Net sales                     $115,357  $103,838  $ 90,901  $67,291  $60,924
Gross margin                      75.4%     74.2%     69.9%    70.3%    68.7%
Selling, general and
 administrative expense           15.4%     16.7%     18.6%    22.8%    23.9%
Research and development
 expenses                         12.6%     10.8%     13.2%    15.8%    19.2%
Interest expense                 1,381     1,441        --       --       29
Earnings before income taxes    47,808    39,412    26,054   22,411   15,988
Net earnings                    34,045    26,583    16,656   15,183   10,882
Diluted earnings per share(3)     0.80      0.63      0.40     0.39     0.28
Capital expenditures             6,815    30,368     5,564    2,780    4,243
Depreciation and amortization   12,737    12,651    11,890    2,303    2,322
Change in net working capital   34,560    36,352   (12,544)  15,033    6,639
Net cash provided by
  operating activities          46,372    38,739    28,422   20,875   12,477
Return on sales                   29.5%     25.6%     18.3%    22.6%    17.9%
Return on average equity          21.4%     22.3%     20.7%    27.1%    25.0%


BALANCE SHEET, COMMON STOCK
AND EMPLOYEE DATA AS OF
JUNE 30                         2001      2000    1999(1)   1998     1997
----------------------------- --------  --------  -------  -------  -------
Cash, cash equivalents and
 short-term investments       $ 97,072  $ 59,824  $ 29,114  $41,436  $24,752
Receivables                     18,322    15,601    13,520   10,002    9,114
Inventories                      5,438     4,652     5,715    3,811    4,087
Working capital                108,300    73,740    37,388   49,932   34,899
Total assets                   215,525   180,410   123,801   72,785   53,922
Long-term debt, less
 current portion                18,050    18,935        --       --       --
Stockholders' equity           177,660   141,145    96,838   63,831   48,081
Average common and common
 Equivalent shares (in
 thousands)(3)                  42,668    42,206    41,373   39,215   38,925
Book value per share(2)(3)        4.29      3.41      2.41     1.67     1.27
Share price:(3)
 High                            74.00     70.00     14.75    10.00     7.63
 Low                             22.50     12.38      6.13     6.72     5.06
Price to earnings ratio             41       103        31       25       27
Current ratio                     7.81      6.87      3.78     7.84     8.12
Quick ratio                       7.26      6.00      3.17     7.05     6.91
Full-time employees                494       440       402      356      326

(1) The Company acquired the research products business of Genzyme Corporation on July 1, 1998.

(2) Total stockholders' equity divided by total shares outstanding at June 30.

(3) The Company declared a two-for-one stock split with a record date of November 24, 2000. All prior year share and per share amounts have been restated to reflect the stock split.

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


RESULTS OF OPERATIONS

Net sales for fiscal 2001 were $115,356,562, an increase of $11,518,407 (11%) from fiscal 2000. Net sales by R&D Systems' Biotechnology Division for the period increased $9,426,085 (15%). Net sales by R&D Systems' Hematology Division increased $1,135,001 (8%) and net sales by R&D Europe increased $957,321 (4%). The increase in consolidated net sales for the fiscal year was due largely to increased sales of proteins and antibodies. R&D Europe's net sales for fiscal 2001 were affected by changes in foreign currency exchange rates. In British pounds, R&D Europe's net sales increased 14% from the prior year and, adjusted for all changes in exchange rates, R&D Europe's net sales for fiscal 2001 would have been approximately $2.9 million higher than reported.

Net sales for fiscal 2000 were $103,838,155, an increase of $12,937,458 (14%) from fiscal 1999. Net sales by R&D Systems' Biotechnology Division for the period increased $9,269,504 (17%). Net sales by R&D Systems' Hematology Division increased $901,919 (7%) and net sales by R&D Europe increased $2,766,035 (12%). The increase in consolidated net sales for the fiscal year was due largely to increased sales of proteins and antibodies.

Net sales for fiscal 1999 were $90,900,697, an increase of $23,609,259 (35%) from fiscal 1998. Net sales by R&D Systems' Biotechnology Division for the period increased $17,247,069 (46%). Net sales by R&D Systems' Hematology Division increased $889,451 (8%) and net sales by R&D Europe increased $5,472,739 (31%). The increase in consolidated net sales for the fiscal year was due, in part, to the acquisition of Genzyme Corporation's research products business on July 1, 1998. In addition, the increase in consolidated net sales was due to increased sales of R&D Systems products to both R&D Systems customers and to former Genzyme customers as they were converted from Genzyme products to R&D Systems products.

Gross margins, as a percentage of sales, increased from 74.2% in fiscal 2000 to 75.4% in fiscal 2001. Biotechnology Division gross margins increased from 76.9% in fiscal 2000 to 78.6% in fiscal 2001. Margins in the first half of fiscal 2000 were affected by higher cost inventory acquired from Genzyme. R&D Europe gross margins decreased from 41.9% in fiscal 2000 to 38.3% in fiscal 2001 mainly as a result of changes in exchange rates. Hematology Division gross margins decreased from 48.4% in fiscal 2000 to 46.7% in fiscal 2001 as a result of changes in product mix.

Gross margins, as a percentage of sales, increased from 69.9% in fiscal 1999 to 74.2% in fiscal 2000. Biotechnology Division gross margins increased from 70.8% in fiscal 1999 to 76.9% in fiscal 2000. Margins in fiscal 1999 were affected by higher cost inventory acquired from Genzyme. R&D Europe gross margins decreased from 46.0% in fiscal 1999 to 41.9% in fiscal 2000 mainly as a result of changes in exchange rates. Hematology Division gross margins did not change significantly from the prior year.

Gross margins, as a percentage of sales, decreased slightly from 70.3% in fiscal 1998 to 69.9% in fiscal 1999. Biotechnology Division gross margins decreased from 72.9% in fiscal 1998 to 70.8% in fiscal 1999 as a result of lower gross profit levels on inventory acquired from Genzyme and the write-off of obsolete Genzyme packaging and kit components due to conversion of customers to R&D Systems labeled product. R&D Europe and Hematology Division gross margins did not change significantly from the prior year.

Selling, general and administrative expenses increased $399,084 (2%) in fiscal 2001. The increase was the result of increased wages and benefits partially offset by exchange rate changes.

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

Research and development expenses increased $3,323,924 in fiscal 2001, decreased $806,489 in fiscal 2000 and increased $1,366,994 in fiscal 1999. The decrease in consolidated research and development expenses in fiscal 2000 was a result of research grant money received in fiscal 2000 by ChemoCentryx, Inc. (CCX), which offset CCX's research expenses. CCX is a technology and drug development company in which the Company has invested. Research and development expenses by R&D Systems increased $2.4, $1.6 and $.6 million in fiscal 2001, 2000 and 1999, respectively. These increases were primarily the result of the development and release of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division and the development and release of several new Hematology Division control products. Management of the Company believes that R&D Systems will continue to develop new products.

Earnings before taxes increased from $39,411,797 in fiscal 2000 to $47,808,376 in fiscal 2001. The increase in earnings was primarily the result of a $8,543,176 increase in R&D Systems' Biotechnology Division earnings, a $573,280 increase in R&D Systems' Hematology Division earnings and a $270,873 increase in R&D Europe earnings. The increases were due mainly to increased sales and improved Biotechnology Division gross margins. The increases in consolidated earnings were partially offset by a $1,142,272 increase in operating losses by CCX as a result of increased research spending.

Earnings before taxes increased from $26,054,010 in fiscal 1999 to $39,411,797 in fiscal 2000. The increase in earnings was primarily the result of a $10,803,845 increase in R&D Systems' Biotechnology Division earnings, a $777,379 increase in R&D Systems' Hematology Division earnings and a $804,885 increase in R&D Europe earnings. The increases were due mainly to increased sales and improved Biotechnology Division gross margins. In addition, as a result of the research grant money received by CCX in fiscal 2000, CCX's losses decreased $2,059,224 from fiscal 1999. The above were partially offset by increased interest expense related to financing of the building acquisition.

Earnings before taxes increased from $22,410,961 in fiscal 1998 to $26,054,010 in fiscal 1999, despite $9.54 million in intangible asset amortization in fiscal 1999 related to the Genzyme acquisition. The increase in earnings was primarily the result of a $3,073,439 increase in R&D Systems' Biotechnology Division earnings, a $583,237 increase in R&D Systems' Hematology Division earnings and a $942,983 increase in R&D Europe earnings, all as a result of increased sales. These increases were offset by increased net losses by CCX of $744,209.

Income taxes for fiscal 2001, 2000 and 1999 were provided at rates of approximately 29%, 33% and 36%, respectively. The decrease in the tax rate in fiscal 2001 is due primarily to increased tax exempt interest income and a one-time $1.2 million credit as a result of the close-out of pending issues related to a state income tax examination for fiscal years 1996 through 1999. In fiscal 2000, CCX losses were offset by grant money received, resulting in a decrease in the tax rate from fiscal 1999. The higher tax rate in fiscal 1999 was due to the net losses of CCX for which no tax benefit was provided. U.S. federal and state taxes have been reduced as a result of tax-exempt interest income, the benefit of the foreign sales corporation, and the federal and state credit for research and development expenditures. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at June 30, 2001, were $97,071,868, an increase of 62% from the prior year. At June 30, 2000, cash, equivalents and short-term investments were $59,824,291 compared to $29,114,124 at June 30, 1999, an increase of 105%. The Company has an unsecured line of credit of $750,000 available at June 30, 2001. The interest rate on the line of credit is at the prime rate of 6.75% at June 30, 2001. There were no borrowings on the line outstanding as of June 30, 2001 and 2000.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations, debt repayment, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of short-term investments.

Cash flows from operating activities

The Company generated cash from operations of $46,371,711, $38,739,403 and $28,421,859 in fiscal 2001, 2000 and 1999, respectively. The majority of cash generated from operating activities in all three years resulted from an increase in net earnings after adjustment for noncash expenses.

Cash flows from investing activities

The Company's net investment in short-term investments in fiscal 2001, 2000 and 1999 was $33,335,894, $26,123,527 and $1,022,721, respectively. The
Company's investment policy is to place excess cash in tax-exempt bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

Capital additions (excluding the building purchase discussed below) were $6,814,953, $8,505,709 and $5,564,033 in fiscal 2001, 2000 and 1999, respectively. Included in fiscal 2001 capital additions is $1.9 million for the construction of a $7.9 million parking ramp. The ramp is currently under construction and is expected to be completed in fiscal 2002. Also included in fiscal 2001, 2000 and 1999 capital additions are building improvements of $2.3, $5.1 and $3.5 million related to R&D Systems' remodeling and expansion. The remaining capital additions were for laboratory, manufacturing and computer equipment. Total capital additions planned for fiscal 2002 for equipment, building improvements and the completion of the parking ramp are expected to be approximately $8.8 million. All capital additions are expected to be financed through currently available cash, cash generated from operations and maturities of short-term investments.

On July 1, 1999, the Company purchased the facilities it occupies in Minneapolis, Minnesota for approximately $28 million. Cash of $4 million and 200,000 shares of common stock valued at $2.16 million were placed in escrow during fiscal 1999. The remainder of the purchase price was financed through cash on hand and a $20.4 million 15-year mortgage.

On July 1, 1999, the Company paid $2 million and issued warrants to purchase 120,000 shares of common stock as a deposit on an option to purchase additional property adjacent to its Minneapolis facility. The balance due on the purchase is approximately $6 million. The Company plans to exercise its option to purchase this property during fiscal 2002. Costs to renovate the buildings are estimated at approximately $12 million, with renovation expected to be completed early in fiscal 2003. The Company also plans to build an infill to connect this property with its current facility. The construction of the infill is expected to begin in the spring of 2002 with completion in late fall 2002 and costs are estimated at approximately $5.5 million.

On July 1, 1998 the Company acquired the research products business of Genzyme Corporation for $24.76 million cash, $17 million common stock and royalties on the Company's biotechnology sales for five years. Cash and equivalents at June 30, 1998 and maturities of short-term investments were used to finance the cash portion of the acquisition.

Cash flows from financing activities

The Company received $814,892, $6,470,910 and $1,136,633 for the exercise of options for 89,616, 1,052,046 and 385,704 shares of common stock in fiscal 2001, 2000 and 1999, respectively.

In fiscal 2001 and 1999, the Company purchased and retired 40,000 and 427,200 shares of Company common stock at a market value of $1,163,768 and $3,941,950, respectively. In May 1995, the Company announced a plan to purchase and retire up to $5 million of its common stock. In April 1997 and January 2001 this was increased an additional $5 and $10 million, respectively. Through June 30, 2001, $9,917,882 of common stock had been purchased under the plan. Any additional purchases will be funded from currently available cash.

The Company has never paid cash dividends and has no plans to do so in fiscal 2002. The Company's earnings will be retained for reinvestment in the business.


NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material impact on the Company's operating results or financial position.

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In July 2001, the Financial Accounting Standards Board issued SFAS No.
141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, the impact of these statements on its financial position and results of operations. As of June 30, 2001, the Company had net goodwill and other intangibles assets of approximately $18.8 million and $8.6 million, respectively. Amortization expense recorded during fiscal 2001, 2000, and 1999 was approximately $8.9 million, $9.2 million and $9.6 million, respectively.


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

On September 19, 2000, the Company brought a declaratory judgement action in United States District Court for the District of Minnesota (the Court) seeking to have the Court declare that no amount is owed by the Company to Amgen, Inc. (Amgen) in connection with invoices in the amount of $31.9 million rendered by Amgen in June 2000 for materials provided to the Company in past years. The Company also claimed damages for breach of contract and unfair business practices in violation of applicable statutes. Amgen subsequently acknowledged error and reduced the amount of its invoices by $3.9 million to $28 million. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. The Company believes that it has strong defenses to Amgen's claims and that it owes no material amount. The ultimate outcome of litigation, however, cannot be predicted with certainty. An unfavorable outcome to the litigation with Amgen would not adversely impair the operations of the Company or its financial condition, but would have a material effect on net income for the period in which realized. See "Financial Statements, Note E. Commitments and contingencies."


               ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

At the end of fiscal 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $75,804,077 (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.



             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF EARNINGS
                      TECHNE CORPORATION AND SUBSIDIARIES


                                                    YEAR ENDED JUNE 30,
                                          2001          2000         1999
                                      ------------  ------------  -----------
Net sales                             $115,356,562  $103,838,155  $90,900,697
Cost of sales                           28,424,906    26,750,650   27,323,211
                                      ------------  ------------  -----------
Gross margin                            86,931,656    77,087,505   63,577,486
Operating expenses:
 Selling, general and administrative    17,714,215    17,315,131   16,862,217
 Research and development               14,522,233    11,198,309   12,004,798
 Amortization of intangible assets
  (Note A)                               8,889,254     9,229,250    9,578,646
Interest expense                         1,381,276     1,441,272           --
Interest income                         (3,383,698)   (1,508,254)    (922,185)
                                      ------------  ------------  -----------
                                        39,123,280    37,675,708   37,523,476
                                      ------------  ------------  -----------
Earnings before income taxes            47,808,376    39,411,797   26,054,010
Income taxes (Note G)                   13,763,000    12,829,000    9,398,000
                                      ------------  ------------  -----------
Net earnings                          $ 34,045,376  $ 26,582,797  $16,656,010
                                      ============  ============  ===========
Earnings per share:(1)
 Basic                                $       0.82  $       0.65  $      0.41
 Diluted                              $       0.80  $       0.63  $      0.40
Weighted average common
 shares outstanding:(1)
 Basic                                  41,438,670    40,625,482   40,234,734
 Diluted                                42,668,236    42,206,042   41,373,350


(1) All earnings per share and share amounts for the periods presented have been restated for the two-for-one stock split declared on November 9, 2000 and paid December 1, 2000.


                See Notes to Consolidated Financial Statements.



                                CONSOLIDATED BALANCE SHEETS
                           TECHNE CORPORATION AND SUBSIDIARIES


                                                         JUNE 30,
                                                   2001           2000
                                               ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                     $ 21,267,791   $ 17,356,108
 Short-term available-for-sale
  investments (Note A)                           75,804,077     42,468,183
 Trade accounts receivable, less
  allowance for doubtful accounts
  of $126,000 and $162,000, respectively         15,894,048     14,056,481
 Interest receivable                              2,428,240      1,544,387
 Inventories (Note B)                             5,437,594      4,651,615
 Deferred income taxes (Note G)                   2,720,000      2,440,000
 Prepaid expenses                                   639,759        494,117
 Income taxes receivable                                 --      3,290,314
                                               ------------   ------------
   Total current assets                         124,191,509     86,301,205
Property and equipment (Note C)                  49,193,972     46,266,177
Intangible assets (Note A)                       27,446,246     36,335,500
Deferred income taxes (Note G)                    4,128,000      3,938,000
Other long-term assets (Note E)                  10,565,386      7,568,699
                                               ------------   ------------
                                               $215,525,113   $180,409,581
                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                        $  3,477,072   $  2,630,164
 Salaries, wages and related accounts             2,302,553      2,998,696
 Other accounts payable and accrued expenses      6,155,189      6,107,979
 Income taxes payable                             3,071,982             --
 Current portion of long-term debt (Note D)         884,760        824,315
                                               ------------   ------------
   Total current liabilities                     15,891,556     12,561,154
Royalty payable                                   3,923,000      7,768,000
Long-term debt, less current portion (Note D)    18,050,289     18,935,049

Commitments and contingencies (Note E)                   --             --

Stockholders' equity (Note F):
 Undesignated capital stock, no par;
  authorized 5,000,000 shares; none
  issued or outstanding                                  --             --
 Common stock, par value $.01 a share;
  authorized 100,000,000 shares;
  issued and outstanding 41,432,390 and
  41,381,998 shares, respectively                   414,324        413,820
 Additional paid-in capital                      57,382,636     52,857,444
 Retained earnings                              121,209,686     88,336,230
 Accumulated other comprehensive loss            (1,346,378)      (462,116)
                                               ------------   ------------
   Total stockholders' equity                   177,660,268    141,145,378
                                               ------------   ------------
                                               $215,525,113   $180,409,581
                                               ============   ============

                See Notes to Consolidated Financial Statements.





                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            TECHNE CORPORATION AND SUBSIDIARIES


                                                                                   ACCUM.
                                                                                    OTHER
                                                                                  COMPRE-
                                                   ADDITIONAL                     HENSIVE
                                 COMMON STOCK         PAID-IN      RETAINED        INCOME
                                SHARES    AMOUNT      CAPITAL      EARNINGS        (LOSS)         TOTAL
                            ----------  --------  -----------  ------------  ------------  ------------
Balances at June 30, 1998   38,099,966  $381,000  $13,523,945  $ 49,446,319  $    479,503  $ 63,830,767
 Comprehensive income:
  Net earnings                      --        --           --    16,656,010            --    16,656,010
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments             --        --           --            --      (426,903)     (426,903)
                                                                                           ------------
 Comprehensive income                                                                        16,229,107
 Common stock issued:
  Exercise of options
   (Note F)                    427,740     4,277    1,236,040            --            --     1,240,317
  Acquisition                1,974,412    19,744   16,980,256            --            --    17,000,000
  Real estate deposit          200,000     2,000    2,158,830            --            --     2,160,830
 Surrender and retirement
  of stock to exercise
  options (Note J)              (9,608)      (96)          48      (103,636)           --      (103,684)
 Repurchase and retirement
  of common stock             (427,200)   (4,272)       2,136    (3,939,814)           --    (3,941,950)
 Tax benefit from exercise
  of stock options                  --        --      423,000            --            --       423,000
                            ----------  --------  -----------   -----------  ------------  ------------
Balances at June 30, 1999   40,265,310   402,653   34,324,255    62,058,879        52,600    96,838,387
 Comprehensive income:
  Net earnings                      --        --           --    26,582,797            --    26,582,797
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments             --        --           --            --      (514,716)     (514,716)
                                                                                           ------------
 Comprehensive income                                                                        26,068,081
 Common stock issued:
  Exercise of options
   (Note F)                  1,129,630    11,296    6,765,125            --            --     6,776,421
 Fair value of warrants
  issued (Note F)                   --        --      858,000            --            --       858,000
 Surrender and retirement
  of stock to exercise
  options (Note J)             (12,942)     (129)          64      (305,446)           --      (305,511)
 Tax benefit from exercise
  of stock options                  --        --   10,910,000            --            --    10,910,000
                            ----------  --------  -----------  ------------  ------------  ------------
Balances at June 30, 2000   41,381,998   413,820   52,857,444    88,336,230      (462,116)  141,145,378
 Comprehensive income:
  Net earnings                      --        --           --    34,045,376            --    34,045,376
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments             --        --           --            --      (884,262)     (884,262)
                                                                                           ------------
 Comprehensive income                                                                        33,161,114
 Common stock issued:
  Exercise of options
   (Note F)                     90,616       906      822,540            --            --       823,446
 Surrender and retirement
  of stock to exercise
  options (Note J)                (224)       (2)          --        (8,552)           --        (8,554)
 Repurchase and retirement
  of common stock              (40,000)     (400)          --    (1,163,368)           --    (1,163,768)
 Sale of stock by equity
  method investee (Note A)          --        --    3,387,652            --            --     3,387,652
 Tax benefit from exercise
  of stock options                  --        --      315,000            --            --       315,000
                            ----------  --------  -----------  ------------  ------------  ------------
Balances at June 30, 2001   41,432,390  $414,324  $57,382,636  $121,209,686  $ (1,346,378) $177,660,268
                            ==========  ========  ===========  ============  ============  ============



                See Notes to Consolidated Financial Statements.




                     CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE J)
                          TECHNE CORPORATION AND SUBSIDIARIES



                                                YEAR ENDED JUNE 30,
                                           2001          2000          1999
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net earnings                          $ 34,045,376  $ 26,582,797  $ 16,656,010
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization         12,737,448    12,651,350    11,890,384
   Deferred income taxes                   (508,000)   (1,157,000)   (1,902,000)
   Deferred rent                                 --            --       308,400
   Other                                    919,722      (404,042)    2,081,435
   Change in current assets and
    current liabilities, net of
    acquisition:
     (Increase) decrease in:
      Trade accounts and
       interest receivable               (3,036,047)   (2,141,023)   (3,764,422)
      Inventories                          (846,902)      986,120     3,754,942
      Prepaid expenses                     (153,452)       (9,850)      (14,113)
    Increase (decrease) in:
      Trade and other accounts payable   (2,867,638)   (2,898,880)   (2,434,625)
      Salaries, wages and related
       accounts                            (680,839)      695,184       314,777
      Income taxes payable/receivable     6,762,043     4,434,747     1,531,071
                                       ------------  ------------  ------------
  Total adjustments                      12,326,335    12,156,606    11,765,849
                                       ------------  ------------  ------------
      Net cash provided by
       operating activities              46,371,711    38,739,403    28,421,859

Cash flows from investing activities:
 Acquisition                                     --            --   (24,989,542)
 Real estate deposits                            --    (2,001,000)   (4,000,000)
 Additions to property and equipment     (6,814,953)  (30,367,862    (5,564,033)
 Purchase of short-term
  available-for-sale investments        (57,177,268)  (39,569,406)  (15,025,991)
 Proceeds from sale of short-term
  available-for-sale investments         23,841,374    13,445,879    14,003,270
 Increase in other long-term assets        (500,000)   (1,552,160)   (3,060,826)
                                       ------------  ------------  ------------
      Net cash used in
       investing activities             (40,650,847)  (60,044,549)  (38,637,122)

Cash flows from financing activities:
 Issuance of common stock                   814,892     6,470,910     1,136,633
 Repurchase of common stock              (1,163,768)           --    (3,941,950)
 Proceeds from issuance of
  long-term debt                                 --    20,400,000            --
 Payments on long-term debt                (824,315)     (640,636)           --
                                       ------------  ------------  ------------
      Net cash (used in) provided
       by financing activities           (1,173,191)   26,230,274    (2,805,317)

Effect of exchange rate changes
  on cash and cash equivalents             (635,990)     (338,488)     (323,559)
                                       ------------  ------------   -----------
Net increase (decrease) in
 cash and cash equivalents                3,911,683     4,586,640   (13,344,139)
Cash and cash equivalents
 at beginning of year                    17,356,108    12,769,468    26,113,607
                                       ------------  ------------  ------------
Cash and cash equivalents
 at end of year                        $ 21,267,791  $ 17,356,108  $ 12,769,468
                                       ============  ============  ============

                    See Notes to Consolidated Financial Statements.


                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           TECHNE CORPORATION AND SUBSIDIARIES

                      Years Ended June 30, 2001, 2000 and 1999

A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: Techne Corporation and Subsidiaries (the Company) are engaged domestically in the development and manufacture of biotechnology products and hematology calibrators and controls. These activities are primarily conducted through its wholly owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly owned English subsidiary, R&D Systems Europe Ltd., the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D
Systems GmbH, in Germany. The Company also has a foreign sales corporation, Techne Export Inc.

ESTIMATES: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

REVENUE RECOGNITION: The Company recognizes revenues upon shipment of products. Revenues are reduced to reflect estimated returns. Freight charges to customers are included in net sales and freight costs are included in cost of sales in accordance with Emerging Issues Task Force No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS."

RESEARCH AND DEVELOPMENT: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

EARNINGS PER SHARE: The number of shares used to calculate earnings per share are as follows:

                                          YEAR ENDED JUNE 30,
                                   2001           2000           1999
                                ----------     ----------     ----------
Weighted average common
 shares outstanding (basic)     41,438,670     40,625,482     40,234,734
Dilutive stock options
 and warrants  outstanding       1,229,566      1,580,560      1,138,616
                                ----------     ----------     ----------
Weighted average common shares
 outstanding (diluted)          42,668,236     42,206,042     41,373,350
                                ==========     ==========     ==========

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid investments with original maturities less than three months.

SHORT-TERM INVESTMENTS: Short-term investments consist of tax-exempt bonds with original maturities of generally three months to three years.

The Company reports marketable securities at fair market value. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. The Company considers all of its marketable securities available-for-sale. Fair market values are based on quoted market prices.

Proceeds from sales of available-for-sale securities were $23,841,374, $13,445,879 and $14,003,270 during fiscal 2001, 2000 and 1999, respectively.
There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses at June 30, 2001, 2000 and 1999 were not material.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION: Equipment is being depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are being amortized over estimated useful lives of five to forty years.

INTANGIBLES: Intangible assets, related to the acquisition of Genzyme Corporation's research products business in fiscal 1999 and Amgen Inc.'s research reagent and diagnostic kit business in fiscal 1992 are being amortized on a straight-line basis over the estimated useful lives and consist of the following:

                                                      JUNE 30,
                                USEFUL LIFE      2001          2000
                                -----------  -----------   -----------
Customer list                     10 years   $18,010,000   $18,010,000
Technology licensing agreements   16 years       500,000       500,000
Goodwill                           6 years    39,075,089    39,075,089
                                             -----------   -----------
                                              57,585,089    57,585,089
Less accumulated amortization                 30,138,843    21,249,589
                                             -----------   -----------
                                             $27,446,246   $36,335,500
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

INVESTMENTS: The Company's accounting policy is to recognize gains arising from issuances of stock by subsidiaries or equity method investees as a component of stockholders' equity for all issuances that meet the conditions of SEC Staff Accounting Bulletin (SAB) No. 51., "ACCOUNTING FOR THE SALE OF STOCK BY A SUBSIDIARY."

The Company has an interest in the issued and outstanding voting shares of ChemoCentryx, Inc. (CCX), a technology and drug development company. The Company accounts for this investment under the equity method of accounting and through January 2001 had a 49% interest in CCX. Through January 2001, the Company included 100% of the operating results of CCX in its consolidated financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. In February 2001, CCX obtained
$23 million in financing through the issuance of 8,846,154 shares of preferred stock. The Company currently holds approximately 26% of the outstanding voting stock of CCX and is including CCX operating results in its consolidated financial statements based on its ownership percentage. The Company's net investment in CCX was $6,441,481 and $3,553,516 at June 30, 2001 and 2000,
respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS: In December 1999, the Securities and Exchange Commission issued SAB No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material impact on the Company's operating results or financial position.

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.
SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, the impact of these statements on its financial position and results of operations. As of June 30, 2001, the Company had net goodwill and other intangibles assets of approximately $18.8 million and $8.6 million, respectively. Amortization expense recorded during fiscal 2001, 2000, and 1999 was approximately $8.9 million, $9.2 million and $9.6 million, respectively.


B. INVENTORIES:

Inventories consist of:

                                              JUNE 30,
                                         2001         2000
                                      ----------   ----------
Raw materials                         $2,552,179   $2,288,719
Finished goods                         2,749,820    2,238,164
Supplies                                 135,595      124,732
                                      ----------   ----------
                                      $5,437,594   $4,651,615
                                      ==========   ==========


C. PROPERTY AND EQUIPMENT:

Property and equipment consist of:

                                               JUNE 30,
                                           2001          2000
                                       -----------   -----------

Cost:
   Land                                $   871,000   $   871,000
   Buildings and improvements           48,906,991    43,965,312
   Laboratory equipment                 15,023,754    14,114,039
   Office and computer equipment         3,833,730     3,535,164
   Leasehold improvements                  459,191       180,770
                                       -----------   -----------
                                        69,094,666    62,666,285
Less accumulated depreciation
 and amortization                       19,900,694    16,400,108
                                       -----------   -----------
                                       $49,193,972   $46,266,177
                                       ===========   ===========

D. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2001. The interest rate charged on the line of credit is at the prime rate of 6.75% at June 30, 2001. There were no borrowings on the line outstanding as of June 30, 2001 and 2000.

Long-term debt consists of:

                                                JUNE 30,
                                           2001          2000
                                       -----------   -----------
Mortgage note, payable in monthly
 installments of $183,631
 including interest                    $18,935,049   $19,759,364
Less current portion                       884,760       824,315
                                       -----------   -----------
                                       $18,050,289   $18,935,049
                                       ===========   ===========

The interest rate on the mortgage note is fixed at 7% for the first seven years and is thereafter adjusted based on U.S. Treasury rates.

Principal maturities of long-term debt as of June 30, 2001 are as follows:

YEAR ENDING JUNE 30:
---------------------
2002                                   $   884,760
2003                                       949,637
2004                                     1,016,017
2005                                     1,093,772
2006                                     1,173,975
Thereafter                              13,816,888
                                       -----------
                                       $18,935,049
                                       ===========

E. COMMITMENTS AND CONTINGENCIES:
The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2001, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:

YEAR ENDING JUNE 30:
---------------------
2002                                   $  425,990
2003                                      408,373
2004                                      399,361
2005                                      389,445
2006                                      388,537
Thereafter                              3,612,468
                                       ----------
                                       $5,624,174
                                       ==========

Total rent expense was approximately $337,000, $305,000 and $2,587,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

In fiscal 1999, the Company entered into two option agreements for real estate adjacent to its R&D Systems' facility. The purchase price for the property under the first option is $7,951,000 and six-year warrants to purchase 120,000 shares of the Company's common stock at $11.89 per share. This purchase option expires on November 15, 2001. On July 1, 1999, the Company paid $2 million cash and issued the warrants as a nonrefundable deposit on the option purchase price. The fair market value of the warrants was $858,000. The deposit is included in other long-term assets at June 30, 2001 and 2000.

The purchase price for the property under the second option is $7 million plus capital improvement costs. This option expires on January 1, 2005 and requires a nonrefundable deposit of $2 million. A deposit of $1,000 was made on this option in fiscal 2000 with the remainder of the deposit due on the earlier of January 15, 2002 or sixty days after exercise of the first option.

A party has presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company has brought a declaratory judgement action seeking to have the court declare that no amount is owed. The party filed a counterclaim seeking the $28 million plus interest and attorney's fees. The Company's management believes that no material amount is owed, that it has strong defenses against the other party's claims, and that the ultimate resolution of the matter will not adversely impair the operations of the Company or its financial condition.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or operations of the Company.


F. STOCKHOLDERS' EQUITY:

STOCK SPLIT: On November 9, 2000, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable to shareholders of record on November 24, 2000. All earnings per share and share amounts for the periods presented have been restated to reflect the stock split.

STOCK OPTION PLANS: The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1997 and 1987 Incentive Stock Option Plans) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 and 1988 Nonqualified Stock Option Plans). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all plans is ten years. The number of shares of common stock authorized to be issued is 3,200,000, 3,200,000, 1,600,000 and 2,000,000 under the TECHNE
Corporation 1997 Incentive Stock Option Plan, the TECHNE Corporation 1987 Incentive Stock Option Plan, the TECHNE Corporation 1998 Nonqualified Stock Option Plan and the TECHNE Corporation 1988 Nonqualified Stock Option Plan, respectively.

Stock option activity during the three years ended June 30, 2001 consists of the following:

                                                 WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE
                                   -----------   ----------------
Outstanding at June 30, 1998        2,510,116       $  4.71
 Granted                              233,290          8.55
 Exercised                           (427,740)         2.90
                                   ----------
Outstanding at June 30, 1999        2,315,666          5.43
 Granted                              231,304         17.93
 Exercised                         (1,129,630)         6.00
                                   ----------
Outstanding at June 30, 2000        1,417,340          7.02
 Granted                              593,098         38.23
 Canceled                             (15,348)        37.44
 Exercised                            (90,616)         9.09
                                   ----------
Outstanding at June 30, 2001        1,904,474         16.40
                                   ==========

Options exercisable at June 30:
 1999                               1,871,666          5.43
 2000                               1,298,338          6.55
 2001                               1,804,328         15.76

Currently outstanding and exercisable stock options at June 30, 2001 consist of the following:

                                  OPTIONS OUTSTANDING
                    --------------------------------------------
                                  WEIGHTED AVG.
                                   CONTRACTUAL     WEIGHTED AVG.
EXERCISE PRICES     OUTSTANDING    LIFE (YRS.)    EXERCISE PRICE
---------------     -----------   -------------   --------------
 $  2.69-10.00        1,128,574            3.92          $  5.05
   10.01-20.00          205,498            6.92            18.02
         36.50          508,972            6.08            36.50
   50.00-65.00           61,430            9.25            52.94
                      ---------
                      1,904,474            5.00            16.40
                      =========


                          OPTIONS EXERCISABLE
                    -----------------------------
                                   WEIGHTED AVG.
EXERCISE PRICES     EXERCISABLE    EXERCISE PRICE
---------------     -----------    --------------
$  2.69-10.00         1,128,574           $  5.05
  10.01-20.00           163,830             18.57
        36.50           450,494             36.50
  50.00-65.00            61,430             52.94
                      ---------
                      1,804,328             15.76
                      =========

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company's net earnings and earnings per share would have been as follows:

                                        YEAR ENDED JUNE 30,
                                 2001          2000          1999
                             -----------   -----------   -----------
Net earnings:
 As reported                 $34,045,376   $26,582,797   $16,656,010
 Pro forma                    16,624,096    24,817,402    15,071,990
Basic earnings per share:
 As reported                 $      0.82   $      0.65   $      0.41
 Pro forma                          0.40          0.61          0.37
Diluted earnings per share:
 As reported                 $      0.80   $      0.63   $      0.40
 Pro forma                          0.39          0.59          0.36

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of between 35% and 99%, risk-free interest rates between 4.6% and 6.4% and expected lives between 7 and 10 years.

WARRANTS: In fiscal 2000, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $11.89 per share as a nonrefundable deposit on an option to purchase property adjacent to its R&D Systems' facility. The fair market value of the warrants was $858,000.


G. INCOME TAXES:

The provisions for income taxes consist of the following:

                                      YEAR ENDED JUNE 30,
                                   2001          2000          1999
                               -----------   -----------   -----------
Earnings before income
 taxes consist of:
 Domestic                      $42,480,134   $34,354,428   $21,801,526
 Foreign                         5,328,242     5,057,369     4,252,484
                               -----------   -----------   -----------
                               $47,808,376   $39,411,797   $26,054,010
                               ===========   ===========   ===========
Taxes (benefits) on
 income consist of:
Currently payable:
 Federal                       $13,578,000   $ 1,358,000   $ 9,122,000
 State                          (1,173,000)      305,000       355,000
 Foreign                         1,513,000     1,396,000     1,355,000
Tax benefit from exercise
 of stock options                  315,000    10,910,000       423,000
Net deferred                      (470,000)   (1,140,000)   (1,857,000)
                               -----------   -----------   -----------
                               $13,763,000   $12,829,000   $ 9,398,000
                               ===========   ===========   ===========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:

                                      YEAR ENDED JUNE 30,
                                   2001          2000          1999
                               -----------   -----------   -----------
Computed expected federal
 income tax expense            $16,733,000   $13,794,000   $ 9,119,000
State income taxes, net
 of federal benefit             (1,138,000)      335,000       377,000
Foreign sales corporation         (697,000)     (566,000)     (444,000)
Research and development
 credits                          (563,000)     (605,000)     (334,000)
Tax-exempt interest               (887,000)     (318,000)     (165,000)
Other                              315,000       189,000       845,000
                               -----------   -----------   -----------
                               $13,763,000   $12,829,000   $ 9,398,000
                               ===========   ===========   ===========

State income taxes for the year ended June 30, 2001 were affected by a one-time $1.2 million credit as a result of the close-out of pending issues related to a state income tax examination for fiscal years 1996 through 1999.

Deferred income taxes are provided to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

                                                     JUNE 30,
                                                2001          2000
                                            -----------   -----------
Inventory                                   $ 1,564,000   $ 1,335,000
Inventory costs capitalized                     735,000       619,000
Foreign net operating loss carryforward              --        81,000
Unrealized profit on intercompany sales         306,000       293,000
Other                                           115,000       112,000
                                            -----------   -----------
Current asset                                 2,720,000     2,440,000
Excess of book over tax intangible
 asset amortization                           3,491,000     2,613,000
Excess of book over tax research expense        361,000       382,000
Excess of book over tax depreciation            503,000       870,000
Other                                          (227,000)       73,000
                                            -----------   -----------
Noncurrent asset                              4,128,000     3,938,000
                                            -----------   -----------
                                            $ 6,848,000   $ 6,378,000
                                            ===========   ===========

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company does not believe that such audits will have a material impact on the Company's financial position or results of operations.


H. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: Hematology Division, Biotechnology Division and R&D Systems Europe. The Hematology Division develops and manufactures hematology controls and calibrators for sale world-wide. The Biotechnology Division develops and manufactures biotechnology research and diagnostic products for sale world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. No customer accounted for more than 10% of the Company's revenues for the years ended June 30, 2001, 2000 and 1999.

The accounting policies of the segments are the same as those described in Note
A. In evaluating segment performance, management focuses on sales and income before taxes. Sales between segments are made at prices which would approximate transfers to unaffiliated distributors.

Following is financial information relating to the operating segments:


                                            YEAR ENDED JUNE 30,
                                    2001           2000          1999
                                ------------   ------------   ------------
External sales
   Hematology                   $ 14,710,464   $ 13,575,463   $ 12,673,544
   Biotechnology                  73,656,405     64,230,320     54,960,816
   R&D Systems Europe             26,989,693     26,032,372     23,266,337
                                ------------   ------------   ------------
Total external sales            $115,356,562   $103,838,155   $ 90,900,697
                                ============   ============   ============
Intersegment sales
   Hematology                   $         --   $         --   $         --
   Biotechnology                  15,010,487     13,422,813     11,578,230
   R&D Systems Europe                 77,237        135,106        187,054
                                ------------   ------------   ------------
Total intersegment sales        $ 15,087,724   $ 13,557,919   $ 11,765,284
                                ============   ============   ============
Earnings before taxes
   Hematology                   $  5,057,119   $  4,483,839   $  3,706,460
   Biotechnology                  39,766,406     31,223,230     20,419,385
   R&D Systems Europe              5,328,242      5,057,369      4,252,484
   Corporate and other            (2,343,391)    (1,352,641)    (2,324,319)
                                ------------   ------------   ------------
Total earnings before taxes     $ 47,808,376   $ 39,411,797   $ 26,054,010
                                ============   ============   ============
Interest income
   Hematology                   $    508,149   $    322,166   $    289,105
   Biotechnology                   2,032,596        751,720        313,373
   R&D Systems Europe                552,245        376,405        213,589
   Corporate and other               290,708         57,963        106,118
                                ------------   ------------   ------------
Total interest income           $  3,383,698   $  1,508,254   $    922,185
                                ============   ============   ============
Depreciation and amortization
   Hematology                   $    239,909   $    187,077   $    170,105
   Biotechnology                  11,028,893     11,135,442     11,109,795
   R&D Systems Europe                174,940        221,272        239,277
   Corporate and other             1,293,706      1,107,559        371,207
                                ------------   ------------   ------------
Total depreciation and
  amortization                  $ 12,737,448   $ 12,651,350   $ 11,890,384
                                ============   ============   ============
Capital purchases
   Hematology                   $    313,936   $    437,057   $    174,844
   Biotechnology                   3,472,146      4,122,418      3,940,127
   R&D Systems Europe                655,430        150,471        287,413
   Corporate and other             2,373,441     25,657,916      1,161,649
                                ------------   ------------   ------------
Total capital purchases         $  6,814,953   $ 30,367,862   $  5,564,033
                                ============   ============   ============

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, the elimination of profit on intersegment sales and the operations of the Company's equity investment in ChemoCentryx, Inc.

Following is financial information relating to geographic areas:


                                             YEAR ENDED JUNE 30,
                                    2001           2000           1999
                                ------------   ------------   ------------
External sales
 United States                  $ 71,018,421   $ 62,927,628   $ 54,261,592
 Other areas                      44,338,141     40,910,527     36,639,105
                                ------------   ------------   ------------
Total external sales            $115,356,562   $103,838,155   $ 90,900,697
                                ============   ============   ============
Long-lived assets
 United States                  $ 51,404,348   $ 48,928,147   $ 20,923,992
 Other areas                         815,851        374,325        462,898
                                ------------   ------------   ------------
Total long-lived assets         $ 52,220,199   $ 49,302,472   $ 21,386,890
                                ============   ============   ============

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment and deposits on real estate.


I. BENEFIT PLANS:

PROFIT SHARING PLAN: The Company has a Profit Sharing and Savings Plan for non-union U.S. employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $810,000, $787,500 and $651,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

STOCK BONUS PLANS: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans for the years ended June 30, 2001, 2000 and 1999 and operations have been charged $851,000, $832,000 and $684,000, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $101,000, $126,000 and $80,000 for the years ended June 30, 2001, 2000 and 1999, respectively. In addition, options for 1,938, 6,304 and 8,290 shares of common stock were granted to the executive officers during fiscal 2001, 2000 and 1999, respectively.


J. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items:

                                           YEAR ENDED JUNE 30,
                                  2001          2000          1999
                              -----------   -----------   -----------
Income taxes paid             $ 7,508,196   $ 9,561,485   $ 9,763,600
Interest paid                   1,386,085     1,326,009            --
Interest received               3,748,696     1,626,260     1,019,630


Noncash transactions during the years ended June 30, 2001, 2000 and 1999 consisted of:

In fiscal 2001, stock options for 1,000 shares of common stock were exercised by surrender of 224 shares of common stock at fair market value of $8,554. In fiscal 2000, stock options for 77,584 shares of common stock were exercised by surrender of 12,942 shares of common stock at fair market value of $305,511. In fiscal 1999, stock options for 42,036 shares of common stock were exercised by surrender of 9,608 shares of common stock at fair market value of $103,684.


K. SUBSEQUENT EVENT:

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI was recently organized and holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment in DGI will be accounted for under the equity method of accounting.



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
TECHNE Corporation and Subsidiaries
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TECHNE Corporation and Subsidiaries at June 30, 2001 and 2000 and the results of their operations and cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
August 14, 2001



        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                             PART III


               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                  ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.




                                 PART IV


         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K.

A.  (1)  List of Financial Statements.

         The following Consolidated Financial Statements are filed as part of this Report:

           Consolidated Statements of Earnings for the Years Ended June 30, 2001, 2000 and 1999

           Consolidated Balance Sheets as of June 30, 2001 and 2000

           Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements for the Years Ended June 30, 2001, 2000 and 1999

           Independent Auditors' Report

    (2)  Financial Statement Schedules.

         None.

    (3)  Exhibits.

         See Exhibit Index immediately following signature page.

B.  Reports on Form 8-K:

     No report on Form 8-K was filed during the quarter ended June 30, 2001.



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TECHNE CORPORATION


Date:  September 27, 2001          Thomas E. Oland
                                   --------------------------------
                                   By:  Thomas E. Oland
                                   Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                               Signature and Title
----                               -------------------

September 27, 2001                 Thomas E. Oland
                                   --------------------------------
                                   Thomas E. Oland
                                   President, Treasurer and Director
                                   (principal executive officer and
                                   principal financial and accounting
                                   officer)

September 27, 2001                 Roger C. Lucas, Ph.D.
                                   -----------------------------------
                                   Dr. Roger C. Lucas, Director

September 27, 2001                 Howard V. O'Connell
                                   -----------------------------------
                                   Howard V. O'Connell, Director

September 27, 2001                 G. Arthur Herbert
                                   -----------------------------------
                                   G. Arthur Herbert, Director

September 27, 2001                 Randolph C. Steer, Ph.D., M.D.
                                   -----------------------------------
                                   Dr. Randolph C. Steer, Director

September 27, 2001                 Lowell E. Sears
                                   -----------------------------------
                                   Lowell E. Sears, Director


September 27, 2001                 Christopher S. Henney, Ph.D., D.Sc.
                                   -----------------------------------
                                   Dr. Christopher S. Henney, Director

September 27, 2001                 Timothy M. Heaney
                                   -----------------------------------
                                   Timothy M. Heaney, Director


                             EXHIBIT INDEX
                 for Form 10-K for the 2001 Fiscal Year

Exhibit
Number     Description
-------    -----------
 3.1 Restated Articles of Incorporation of Company, as amended to date --incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000*

 3.2       Restated Bylaws, as amended to date--incorporated by reference to
           Exhibit 3.2 of the Company's Form 10, dated October 27, 1988*

10.1 Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Thomas E. Oland-- incorporated by reference to Exhibit 10.2 of the Company's Form 10, dated October 27, 1988*

10.2**     Company's Profit Sharing Plan--incorporated by reference to
           Exhibit 10.6 of the Company's Form 10, dated October 27, 1988*

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

10.7 Form of Stock Option Agreement for Nonqualified Stock Option Plan incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A.-- incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.9** Employment Agreement, dated March 6, 1996, with Monica Tsang-- incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.10**    1997 Incentive Stock Option Plan--incorporated by reference to
           Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

10.11 Form of Stock Option Agreement for 1997 Incentive Stock Option Plan --incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.12 Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997--incorporated by reference to
           Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.13 Purchase and Sale Agreement dated as of June 22, 1998 among Techne Corporation, Research and Diagnostic Systems, Inc. and Genzyme Corporation--incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated July 1, 1998, as amended by Form 8-K/A dated September 14, 1998*

10.14**    1998 Nonqualified Stock Option Plan--incorporated by reference to
           Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.15 Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.16 Purchase Agreement dated January 22, 1999, between R&D Systems, Inc. and Hillcrest Development, relating to the purchase of property as 614 and 640 McKinley Place NE and 2201 Kennedy Street in Minneapolis, Minnesota and First amendment dated February 5, 1999--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1998*

10.17** Extension, dated March 31, 1999, to Employment Agreement with Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.18** Extension, dated March 31, 1999, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.19 Second Amendment, dated February 2, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.20 Third Amendment, dated April 3, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development--incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.21 Phase I Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2101 Kennedy Street in Minneapolis, Minnesota-- incorporated by reference to
           Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.22 First Amendment, dated April 10, 1999, to Phase I Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit
           10.7 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.23 Phase II Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2001 Kennedy Street in Minneapolis, Minnesota-- incorporated by reference to
           Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.24 Second Amendment, dated June 9, 1999, to Phase I Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit
           10.33 of the Company's Form 10-K for the year ended June 30, 1999*

10.25 Second Amendment, dated June 10, 1999, to Phase II Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit
           10.34 of the Company's Form 10-K for the year ended June 30, 1999*

10.26 Warrant to purchase 60,000 shares of Common Stock issued to Hillcrest Development on July 1, 1999--incorporated by reference to Exhibit 10.35 of the Company's Form 10-K for the year ended June 30, 1999*

10.27 Combination Mortgage, Security Agreement and Fixture Financing Statement dated July 1, 1999 between the Company and TCF National Bank Minnesota (TCF)--incorporated by reference to Exhibit 10.36 of the Company's Form 10-K for the year ended June 30, 1999*

10.28 Promissory Note from the Company to TCF dated July 1, 1999 in the principal amount of $20,400,000-- incorporated by reference to
           Exhibit 10.37 of the Company's Form 10-K for the year ended June 30, 1999*

10.29** Employment Agreement, dated October 1, 1999, with Timothy M. Heaney --incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1999*

10.30 Investment Agreement between the Company and Discovery Genomics, Inc. dated August 2, 2001.

10.31 Research and License Agreement between R&D Systems and Discovery Genomics, Inc. dated August 2, 2001.

10.32 Investors Rights Agreement dated February 2, 2001 among ChemoCentryx, Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997.

10.33 Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company.

10.34 Third Amendment, dated October 4, 2000, to Phase I Option Agreement dated February 10, 1999.

10.35** Extension, dated August 28, 2001, to Employment Agreement with Monica Tsang, Ph.D.

10.36** Extension, dated August 28, 2001, to Employment Agreement with Marcel Veronneau.

11         Calculation of Earnings Per Share


21         Subsidiaries of the Company:

                                                     State/Country of
           Name                                      Incorporation
           ----                                      -------------------
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