Form 10-Q
period 2001-09-30
TECHNE CORP /MN/
filed 2001-11-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                   FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001, or


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

At November 5, 2001, 41,499,586 shares of the Company's Common Stock (par value $.01) were outstanding.



                          ITEM 1 - FINANCIAL STATEMENTS

                       TECHNE CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                  9/30/01        6/30/01
                                               ------------   ------------
ASSETS
  Cash and cash equivalents                    $ 21,482,206   $ 21,267,791
  Short-term available-for-sale investments      79,835,678     75,804,077
  Trade accounts receivable (net)                16,409,604     15,894,048
  Interest receivable                             2,841,385      2,428,240
  Inventories                                     5,889,265      5,437,594
  Deferred income taxes                           2,818,000      2,720,000
  Prepaid expenses                                  785,190        639,759
                                               ------------   ------------
    Total current assets                        130,061,328    124,191,509

  Property and equipment (net)                   50,531,264     49,193,972
  Intangible assets (net)                        25,308,934     27,446,246
  Deferred income taxes                           4,306,000      4,128,000
  Other long-term assets                         13,325,582     10,565,386
                                               ------------   ------------
                                               $223,533,108   $215,525,113
                                               ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
  Trade accounts payable                       $  2,227,888   $  3,477,072
  Salaries, wages and related accounts
    payable                                       2,021,905      2,302,553
  Other accounts payable and accrued expenses     6,040,573      6,155,189
  Income taxes payable                            5,341,132      3,071,982
  Current portion of long-term debt                 900,682        884,760
                                               ------------   ------------
    Total current liabilities                    16,532,180     15,891,556

  Royalty payable                                 2,942,250      3,923,000
  Long-term debt, less current portion           17,821,712     18,050,289

  Commitments and contingencies

  Common stock, par value $.01 per
    share; authorized 100,000,000; issued
    and outstanding 41,423,688 and
    41,432,390, respectively                        414,237        414,324
  Additional paid-in capital                     57,425,865     57,382,636
  Retained earnings                             129,121,555    121,209,686
  Accumulated other comprehensive loss             (724,691)    (1,346,378)
                                               ------------   ------------
    Total stockholders' equity                  186,236,966    177,660,268
                                               ------------   ------------
                                               $223,533,108   $215,525,113
                                               ============   ============

     See notes to consolidated financial statements (unaudited).



                      TECHNE CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                                      QUARTER ENDED
                                               ---------------------------
                                                  9/30/01        9/30/00
                                               ------------   ------------
Net sales                                      $ 29,842,666   $ 27,721,563
Cost of sales                                     7,547,942      6,804,189
                                               ------------   ------------
Gross margin                                     22,294,724     20,917,374

Operating expenses:
  Selling, general and administrative             4,535,917      4,474,526
  Research and development                        3,989,734      3,268,709
  Amortization of intangible assets               2,137,312      2,222,314
Interest expense                                    338,705        353,625
Interest income                                    (962,725)      (684,850)
                                               ------------   ------------
                                                 10,038,943      9,634,324
                                               ------------   ------------
Earnings before income taxes                     12,255,781     11,283,050
Income taxes                                      3,831,000      3,780,000
                                               ------------   ------------
Net earnings                                   $  8,424,781   $  7,503,050
                                               ============   ============

Earnings per share:
 Basic                                         $       0.20   $       0.18
 Diluted                                       $       0.20   $       0.18

Weighted average common
  shares outstanding:
  Basic                                          41,435,379     41,414,916
  Diluted                                        42,531,388     42,759,980


        See notes to consolidated financial statements (unaudited).



                           TECHNE CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                      QUARTER ENDED
                                               ---------------------------
                                                  9/30/01        9/30/00
                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                  $  8,424,781   $  7,503,050
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                  3,128,020      3,120,650
   Deferred income taxes                           (261,000)      (109,000)
   Other                                            239,804        189,856
 Change in current assets and current
  liabilities:
   (Increase) decrease in:
    Trade accounts and interest receivable         (746,745)       (83,343)
    Inventories                                    (411,258)        89,284
    Prepaid expenses                               (138,408)      (130,199)
   Increase (decrease) in:
    Trade and other accounts payable             (2,509,457)      (893,491)
    Salaries, wages and related accounts           (287,969)      (979,281)
    Income taxes payable                          2,207,039      3,643,775
                                               ------------   ------------
Net cash provided by operating activities         9,644,807     12,351,301

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment             (2,292,987)    (1,126,942)
 Purchase of short-term available-for-sale
  investments                                   (15,091,601)   (15,130,294)
 Proceeds from sale of short-term available-
  for-sale investments                           11,060,000      8,103,532
 Increase in other long-term assets              (3,000,000)      (335,000)
                                               ------------   ------------
Net cash used in investing activities            (9,324,588)    (8,488,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                            15,240        459,090
 Repurchase of common stock                        (485,010)             -
 Payments on long-term debt                        (212,655)      (197,820)
                                               ------------   ------------
Net cash (used in) provided by financing
 activities                                        (682,425)       261,270

Effect of exchange rate changes on cash             576,621       (222,446)
                                               ------------   ------------
Net increase in cash and cash equivalents           214,415      3,901,421
Cash and cash equivalents at beginning of
 period                                          21,267,791     17,356,108
                                               ------------   ------------
Cash and cash equivalents at end of period     $ 21,482,206   $ 21,257,529
                                               ============   ============

        See notes to consolidated financial statements (unaudited).






                        TECHNE CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.  BASIS OF PRESENTATION:

The unaudited consolidated financial statements of Techne Corporation and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for fiscal 2001. The Company follows these policies in preparation of the interim unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2001 included in the Company's Annual Report to Shareholders for fiscal 2001.

Certain consolidated balance sheet captions appearing in this interim report are as follows:

                                                9/30/01        6/30/01
                                             ------------   ------------
ACCOUNTS RECEIVABLE
  Accounts receivable                        $ 16,548,604   $ 16,020,048
    Less reserve for bad debts                    139,000        126,000
                                             ------------   ------------
      NET ACCOUNTS RECEIVABLE                $ 16,409,604   $ 15,894,048
                                             ============   ============
INVENTORIES
  Raw materials                              $  2,675,907   $  2,552,179
  Supplies                                        137,306        135,595
  Finished goods                                3,076,052      2,749,820
                                             ------------   ------------
      TOTAL INVENTORIES                      $  5,889,265   $  5,437,594
                                             ============   ============
FIXED ASSETS
  Land                                       $    871,000   $    871,000
  Buildings and improvements                   50,647,646     48,906,991
  Laboratory equipment                         15,440,155     15,023,754
  Office equipment                              3,975,955      3,833,730
  Leasehold improvements                          478,204        459,191
                                             ------------   ------------
                                               71,412,960     69,094,666
    Less accumulated depreciation and
      amortization                             20,881,696     19,900,694
                                             ------------   ------------
      NET FIXED ASSETS                       $ 50,531,264   $ 49,193,972
                                             ============   ============
INTANGIBLE ASSETS
  Customer list                              $ 18,010,000   $ 18,010,000
  Technology licensing agreements                 500,000        500,000
  Goodwill                                     39,075,089     39,075,089
                                             ------------   ------------
                                               57,585,089     57,585,089
    Less accumulated amortization              32,276,155     30,138,843
                                             ------------   ------------
      NET INTANGIBLE ASSETS                  $ 25,308,934   $ 27,446,246
                                             ============   ============

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, the impact of these statements on its financial position and results of operations. As of September 30, 2001, the Company had net goodwill and other intangible assets of approximately $17.2 million and $8.1 million, respectively.


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                    QUARTER ENDED
                                              ---------------------------
                                                 9/30/01        9/30/00
                                              ------------   ------------
Weighted average common shares
 outstanding-basic                              41,435,379     41,414,916
Dilutive effect of stock options and
 warrants                                        1,096,009      1,345,064
                                              ------------   ------------
Weighted average common shares
 outstanding-diluted                            42,531,388     42,759,980
                                              ============   ============

C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                                                     QUARTER ENDED
                                              ---------------------------
                                                 9/30/01        9/30/00
                                              ------------   ------------
External sales
  Hematology                                  $  3,649,593   $  3,508,217
  Biotechnology                                 19,365,734     17,920,915
  R&D Systems Europe                             6,827,339      6,292,431
                                              ------------   ------------
Total external sales                          $ 29,842,666   $ 27,721,563
                                              ============   ============
Intersegment sales
  Hematology                                  $         --   $         --
  Biotechnology                                  3,817,484      3,400,657
  R&D Systems Europe                                19,485         21,252
                                              ------------   ------------
Total intersegment sales                      $  3,836,969   $  3,421,909
                                              ============   ============
Income before taxes
  Hematology                                  $  1,139,675   $  1,085,158
  Biotechnology                                 10,580,225      9,573,285
  R&D Systems Europe                             1,428,398      1,132,812
  Corporate and other                             (892,517)      (508,205)
                                              ------------   ------------
Total income before taxes                     $ 12,255,781   $ 11,283,050
                                              ============   ============

D.   CONTINGENCIES:

Amgen, Inc. (Amgen) has presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company has brought a declaratory judgement action seeking to have the court declare that no amount is owed. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. The Company's management believes it has strong defenses against Amgen's claims and that it owes no material amount. The ultimate outcome of litigation, however cannot be predicted with certainty. An unfavorable outcome to the litigation would not adversely impair the operations of the Company or its financial condition, but would have a material effect on net earnings for the period in which realized.

Portions of the Company's short-term available-for-sale investments were held in brokerage accounts carried by a clearing firm which in late September 2001 was placed in bankruptcy. The trustee appointed pursuant to the Securities Investor Protection Act has released to the Company cash and securities representing approximately 90% of the total value of the accounts and has withheld securities and cash equivalents in the amount of approximately $3.46 million pending resolution of the bankruptcy proceeding. Management believes that a third party insures the Company's accounts with coverage in excess of the amount withheld by the trustee. Accordingly, no impairment loss has been recorded at this time. Management believes that the Company will recover the entire amount withheld either from the trustee or from the insurance carrier.


E.  INVESTMENTS:

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI was recently organized and holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment in DGI will be accounted for under the equity method of accounting. The Company's net investment in DGI was $2,954,066 at September 30, 2001.


          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             Results of Operations Quarter Ended September 30, 2001
                      vs. Quarter Ended September 30, 2000

Overview

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

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI was recently organized and holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment in DGI will be accounted for under the equity method of accounting. The Company's net investment in DGI was $2,954,066 at September 30, 2001.


Net Sales

Net sales for the quarter ended September 30, 2001 were $29,842,666, an increase of $2,121,103 (8%) from the quarter ended September 30, 2000. R&D Systems' Biotechnology Division sales increased $1,444,819 (8%) and R&D Systems' Hematology Division sales increased $141,376 (4%) for the quarter ended September 30, 2001. R&D Europe sales increased $534,908 (9%) for the quarter.

Sales for the quarter ended September 30, 2001 were $750,000 to $1 million less than expected primarily due to the tragic events of September 11, 2001. Four shipping days were lost domestically and five days were lost internationally as a result of the grounding of aircraft. Incoming customer orders for the week were significantly below normal levels both at R&D Systems and R&D Europe. Although customer activity was brisk in the following weeks, the Company believes some business was lost as a result of a slow down in research activities during the week of September 11.

R&D Europe's net sales for the quarter were also affected by changes in exchange rates. Adjusted for all changes in exchange rates, R&D Europe's sales for the first quarter of fiscal 2002 would have been approximately $187,000 higher than reported. It is anticipated that exchange rate changes during the remainder of the year will have less of an affect on sales than exchange rate changes had on fiscal 2001 sales. This is because the average exchange rate to date in fiscal 2002 has been the same as the average exchange rate in fiscal 2001. The average exchange rate for fiscal 2001 was
1.45 U.S. dollars per British pound, which was significantly less than the average rate of 1.59 in fiscal 2000.


Gross Margins

Gross margins for the first quarter of fiscal 2002 were 74.7% compared to 75.5% for the same quarter in fiscal 2001. Biotechnology Division margins increased slightly from 79.1% to 79.3% for the quarter ended September 30, 2001. R&D Europe gross margins decreased from 39.3% to 36.1% for the quarter ended September 30, 2001 as a result of exchange rate changes. Hematology Division gross margins decreased from 44.4% to 42.9% for the quarter as a result of changes in product mix.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $61,391 (1%) from the first quarter of last year. The increase was mainly the result of higher legal and consulting costs partially offset by foreign currency exchange gains.


Research and Development Expenses

Research and development expenses increased $721,025 (22%) for the quarter
ended September 30, 2001.   Research and development expenses of R&D Systems
increased $696,076 (22%) for the quarter. The R&D Systems research expense increase relates to products currently under development, many of which are expected to be released in fiscal 2002. Products currently under development include both biotechnology and hematology products. Research expenses recorded by the Company related to its investment in ChemoCentryx, Inc. decreased $20,985 for the quarter ended September 30, 2001. Research expenses recorded by the Company related to its investment in Discovery Genomics, Inc. were $45,934 for the quarter ended September 30, 2001.


Net Earnings

Earnings before income taxes increased $972,731 from $11,283,050 in the first quarter of fiscal 2001 to $12,255,781 in the first quarter of fiscal 2002. The increase in earnings before income taxes was due primarily to the increase in sales discussed previously.

Income taxes for the quarter ended September 30, 2001 were provided at a rate of approximately 31% of consolidated pretax earnings compared to 34% for the prior year. The decrease in the tax rate is a result of decreased state income taxes and an increase in tax exempt interest income. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit of the foreign sales corporation. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                       Liquidity and Capital Resources

At September 30, 2001, cash and cash equivalents and short-term available-for-sale investments were $101,317,884 compared to $97,071,868 at June 30, 2001. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $9,644,807 from operating activities in the first three months of fiscal 2002 compared to $12,351,301 for the first three months of fiscal 2001. The decrease was mainly the result of a decrease in trade and other accounts payable at September 30, 2001.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first three months of fiscal 2002 and 2001 were $2,292,987 and $1,126,942, respectively. Included in fiscal 2002 capital additions is $1.4 million for construction of a parking ramp which is expected to be completed in late fiscal 2002. Also included in the fiscal 2002 and 2001 capital additions were $353,000 and $507,000, respectively, for building improvements related to remodeling of facilities by R&D Systems. The remaining capital additions in fiscal 2002 and 2001 were for laboratory and computer equipment. Total expenditures for equipment, building improvements and the completion of the parking ramp in fiscal 2002 are expected to cost approximately $7.4 million and are expected to be financed through currently available funds and cash generated from operating activities.

The Company has exercised an option to purchase property adjacent to its Minneapolis facility. In fiscal 2000, the Company paid $2 million and issued warrants to purchase 120,000 shares of common stock as a deposit on this option. The balance due on the purchase is approximately $6 million and closing on the purchase is expected to take place in January 2002. Costs to renovate the property are estimated at approximately $12 million with the renovation expected to be completed in early fiscal 2003. The Company also plans to build an infill to connect this property with its current facility. The construction of the infill is expected to begin in the spring of 2002 with completion in late fall 2002 and costs are estimated at approximately $5.5 million. The purchase of the property, renovation costs and construction of the infill are expected to be financed through currently available funds, cash generated from operating activities and maturities of short-term available-for-sale investments.

During the three months ended September 30, 2001 and September 30, 2000, short-term available-for-sale investments increased by $4,031,601 and $7,026,762, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt bonds. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

During the first three months of fiscal 2001, the Company invested $3 million in Discovery Genomics, Inc.

Cash Flows From Financing Activities

Cash of $15,240 and $459,090 was received during the three months ended September 30, 2001 and 2000, respectively, for the exercise of options for 2,100 and 68,568 shares of common stock. During the first three months of fiscal 2002 and 2001 options for 10,000 and 1,000 shares of common stock were exercised by the surrender of 802 and 224 shares of the Company's common stock with fair market values of $28,110 and $8,554, respectively.

During the first three months of fiscal 2002, the Company purchased and retired 20,000 shares of Company common stock at a market value of $485,010. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $20 million of its common stock. From the start of the repurchase program through November 5, 2001, 1,361,200 shares have been purchased at a market value of $10,402,892.

The Company has never paid cash dividends and has no plans to do so in fiscal 2002.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAF No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002.
The Company is currently assessing, but has not yet determined, the impact of these statements on its financial position and results of operations.
As of September 30, 2001, the Company had net goodwill and other intagible assets of approximately $17.2 million and $8.1 million, respectively.



      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $79,835,678. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.


                       PART II - OTHER INFORMATION

                        ITEM 1 - LEGAL PROCEEDINGS

The information required by Item 1 is contained in the Company's Form 10-K for the year ended June 30, 2001, which is incorporated herein by reference.



                      ITEM 2 - CHANGES IN SECURITIES

None


                 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


          ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS


(a) The Annual Meeting of the Registrant's shareholders was held on Thursday, October 18, 2001.

(b)  A proposal to set the number of directors at eight was adopted by a
     vote of 38,056,068 in favor with 	128,883 shares against, 16,552 shares
     abstaining and no shares represented by broker nonvotes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities exchange act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and all such nominees were elected, as follows:

       Nominee               For              Withheld

     Thomas E. Oland        31,263,068        6,938,435
     Roger C. Lucas         37,683,517          517,986
     Howard V. O'Connell    38,023,663          177,840
     G. Arthur Herbert      38,024,473          177,030
     Randolph C. Steer      38,030,098          171,405
     Lowell E. Sears        38,030,105          171,398
     Christopher S. Henney  38,030,098          171,405
     Timothy M. Heaney      31,206,874        6,994,629




                       ITEM 5 - OTHER INFORMATION

Forward Looking Information and Cautionary Statements: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research into cytokines by the Company's customers, the impact of the growing number of producers of cytokine research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of changes in foreign currency exchange rates, the outcome of litigation involving the Company and the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships.


                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


A.  EXHIBITS

      See exhibit index immediately following the signature page.


B.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2001.



                             SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				TECHNE CORPORATION
				(Company)




Date:  November 13, 2001	Thomas E. Oland
                                ------------------------------
				President, Chief Executive and
				Financial Officer




                             EXHIBIT INDEX
                                  TO
                               FORM 10-Q

                          TECHNE CORPORATION




      Exhibit #              Description
      ---------              -----------

        10.1 Exercise of Option Agreement Relating to 2101 Kennedy Street dated October 31, 2001.