Form 10-Q
period 2001-12-31
TECHNE CORP /MN/
filed 2002-01-29
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001, or


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

At January 29, 2002, 41,510,186 shares of the Company's Common Stock (par value $.01) were outstanding.




                         ITEM 1 - FINANCIAL STATEMENTS

                       TECHNE CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                   12/31/01        6/30/01
                                                 ------------   ------------
ASSETS
  Cash and cash equivalents                      $ 30,083,514   $ 21,267,791
  Short-term available-for-sale investments        77,095,648     75,804,077
  Trade accounts receivable (net)                  14,595,065     15,894,048
  Interest receivable                               2,812,527      2,428,240
  Inventories                                       5,980,324      5,437,594
  Deferred income taxes                             2,837,000      2,720,000
  Prepaid expenses                                    764,940        639,759
                                                 ------------   ------------
    Total current assets                          134,169,018    124,191,509

  Property and equipment (net)                     53,377,051     49,193,972
  Intangible assets (net)                          23,171,623     27,446,246
  Deferred income taxes                             4,468,000      4,128,000
  Other long-term assets                           12,853,959     10,565,386
                                                 ------------   ------------
                                                 $228,039,651   $215,525,113
                                                 ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Trade accounts payable                         $  2,621,932   $  3,477,072
  Salaries, wages and related accounts payable      1,897,472      2,302,553
  Other accounts payable and accrued expenses       6,386,835      6,155,189
  Income taxes payable                              2,012,041      3,071,982
  Current portion of long-term debt                   916,713        884,760
                                                 ------------   ------------
    Total current liabilities                      13,834,993     15,891,556

  Royalty payable                                   1,961,500      3,923,000
  Long-term debt, less current portion             17,585,587     18,050,289

  Commitments and contingencies

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstand-
    ing 41,509,686 and 41,432,390, respectively       415,097        414,324
  Additional paid-in capital                       57,796,471     57,382,636
  Retained earnings                               137,359,401    121,209,686
  Accumulated other comprehensive loss               (913,398)    (1,346,378)
                                                 ------------   ------------
    Total stockholders' equity                    194,657,571    177,660,268
                                                 ------------   ------------
                                                 $228,039,651   $215,525,113
                                                 ============   ============
        See notes to consolidated financial statements (unaudited).



                     TECHNE CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                             QUARTER ENDED               SIX MONTHS ENDED
                        -------------------------   ------------------------
                          12/31/01      12/31/00      12/31/01      12/31/00
                        -----------   -----------   -----------  -----------
Net sales               $31,136,911   $26,688,666   $60,979,577  $54,410,229
Cost of sales             8,028,285     6,766,978    15,576,227   13,571,167
                        -----------   -----------   -----------  -----------
Gross margin             23,108,626    19,921,688    45,403,350   40,839,062

Operating expenses:
  Selling, general and
    administrative        4,833,875     4,154,722     9,369,792    8,629,248
  Research and
    development           4,309,273     3,594,500     8,299,007    6,863,209
  Amortization of
    intangible assets     2,137,311     2,222,313     4,274,623    4,444,627
Interest expense            334,819       350,009       673,524      703,634
Interest income            (913,287)     (835,366)   (1,876,012)  (1,520,216)
                        -----------   -----------   -----------  -----------
                         10,701,991     9,486,178    20,740,934   19,120,502
                        -----------   -----------   -----------  -----------
Earnings before
  income taxes           12,406,635    10,435,510    24,662,416   21,718,560
Income taxes              3,972,000     3,453,000     7,803,000    7,233,000
                        -----------   -----------   -----------  -----------
Net earnings            $ 8,434,635   $ 6,982,510   $16,859,416  $14,485,560
                        ===========   ===========   ===========  ===========

Earnings per share:
 Basic                  $      0.20   $      0.17   $      0.41  $      0.35
 Diluted                $      0.20   $      0.16   $      0.40  $      0.34

Weighted average
  common shares
  outstanding:
  Basic                  41,486,607    41,457,269    41,461,183   41,436,094
  Diluted                42,540,904    42,840,275    42,536,336   42,800,185


         See notes to consolidated financial statements (unaudited).







                            TECHNE CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                      SIX MONTHS ENDED
                                                 ---------------------------
                                                   12/31/01     12/31/00
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                    $ 16,859,416   $ 14,485,560
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                    6,269,166      6,274,267
   Deferred income taxes                             (446,000)      (258,000)
   Other                                              732,273        552,919
 Change in current assets and current
  liabilities:
   (Increase) decrease in:
    Trade accounts and interest receivable          1,037,167        146,581
    Inventories                                      (516,417)      (212,233)
    Prepaid expenses                                 (121,626)      (350,821)
   Increase (decrease) in:
    Trade and other accounts payable               (2,722,141)    (1,209,832)
    Salaries, wages and related accounts             (410,695)      (989,559)
    Income taxes payable                           (1,067,670)     5,831,027
                                                 ------------   ------------
Net cash provided by operating activities          19,613,473     24,269,909

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment               (6,174,608)    (2,747,232)
 Purchase of short-term available-for-sale
  investments                                     (26,214,571)   (34,000,954)
 Proceeds from sale of short-term available-
  for-sale investments                             24,923,000     12,538,532
 Increase in other long-term assets                (3,000,000)      (500,000)
                                                 ------------   ------------
Net cash used in investing activities             (10,466,179)   (24,709,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                             155,917        733,142
 Repurchase of common stock                          (485,010)      (400,004)
 Payments on long-term debt                          (432,749)      (402,978)
                                                 ------------   ------------
Net cash used in financing activities                (761,842)       (69,840)
Effect of exchange rate changes on cash               430,271          8,713
                                                 ------------   ------------
Net increase in cash and cash equivalents           8,815,723       (500,872)
Cash and cash equivalents at beginning of period   21,267,791     17,356,108
                                                 ------------   ------------
Cash and cash equivalents at end of period       $ 30,083,514   $ 16,855,236
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

Certain consolidated balance sheet captions appearing in this interim report are as follows:

                                                  12/31/01      6/30/01
                                                -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                           $14,733,065   $16,020,048
    Less allowance for doubtful accounts            138,000       126,000
                                                -----------   -----------
      NET ACCOUNTS RECEIVABLE                   $14,595,065   $15,894,048
                                                ===========   ===========
INVENTORIES
  Raw materials                                 $ 2,877,792   $ 2,552,179
  Supplies                                          183,763       135,595
  Finished goods                                  2,918,769     2,749,820
                                                -----------   -----------
      TOTAL INVENTORIES                         $ 5,980,324   $ 5,437,594
                                                ===========   ===========
PROPERTY AND EQUIPMENT
  Land                                          $   871,000   $   871,000
  Buildings and improvements                     53,800,272    48,906,991
  Laboratory equipment                           16,027,599    15,023,754
  Office equipment                                4,060,923     3,833,730
  Leasehold improvements                            472,397       459,191
                                                -----------   -----------
                                                 75,232,191    69,094,666
    Less accumulated depreciation and
      amortization                               21,855,140    19,900,694
                                                -----------   -----------
      NET PROPERTY AND EQUIPMENT                $53,377,051   $49,193,972
                                                ===========   ===========
INTANGIBLE ASSETS
  Customer list                                 $18,010,000   $18,010,000
  Technology licensing agreements                   500,000       500,000
  Goodwill                                       39,075,089    39,075,089
                                                -----------   -----------
                                                 57,585,089    57,585,089
    Less accumulated amortization                34,413,466    30,138,843
                                                -----------   -----------
      NET INTANGIBLE ASSETS                     $23,171,623   $27,446,246
                                                ===========   ===========

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided which apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, the impact of these statements on its financial position and results of operations. As of December 31, 2001, the Company had net goodwill and other intangible assets of approximately $15.7 million and $7.4 million, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operations of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS No. 143 is effective for the Company in fiscal 2003. The Company is currently assessing, but has not yet determined, what impact, if any, this statement will have on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the Company in fiscal 2003. The Company is currently assessing, but has not yet determined, what impact, if any, this statement will have on its financial position or results of operations.


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                              QUARTER ENDED            SIX MONTHS ENDED
                          ----------------------    -----------------------
                           12/31/01     12/31/00     12/31/01     12/31/00
                          ----------   ----------   ----------   ----------
Weighted average common
 shares outstanding--
 basic                    41,486,607   41,457,269   41,461,183   41,436,094
Dilutive effect of stock
 options and warrants      1,054,297    1,383,006    1,075,153    1,364,091
                          ----------   ----------   ----------   ----------
Weighted average common
 shares outstanding--
 diluted                  42,540,904   42,840,275   42,536,336   42,800,185
                          ==========   ==========   ==========   ==========

C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                               QUARTER ENDED            SIX MONTHS ENDED
                          ------------------------  ------------------------
                           12/31/01     12/31/00     12/31/01     12/31/00
                          -----------  -----------  -----------  -----------
External sales
  Hematology              $ 3,823,229  $ 3,677,677  $ 7,472,822  $ 7,185,894
  Biotechnology            19,718,623   16,585,983   39,084,357   34,506,898
  R&D Systems Europe        7,595,059    6,425,006   14,422,398   12,717,437
                          -----------  -----------  -----------  -----------
Total external sales      $31,136,911  $26,688,666  $60,979,577  $54,410,229
                          ===========  ===========  ===========  ===========
Intersegment sales
  Hematology              $        --  $        --  $        --  $        --
  Biotechnology             4,128,793    3,884,920    7,946,277    7,285,577
  R&D Systems Europe            9,950       16,130       29,435       37,382
                          -----------  -----------  -----------  -----------
Total intersegment sales  $ 4,138,743  $ 3,901,050  $ 7,975,712  $ 7,322,959
                          ===========  ===========  ===========  ===========
Earnings before income taxes
  Hematology              $ 1,254,284  $ 1,363,492  $ 2,393,959  $ 2,448,650
  Biotechnology            10,552,117    8,792,524   21,132,342   18,365,809
  R&D Systems Europe        1,388,050    1,228,255    2,816,448    2,361,067
  Corporate and other        (787,816)    (948,761)  (1,680,333)  (1,456,966)
                          -----------  -----------  -----------  -----------
Total earnings before
  income taxes            $12,406,635  $10,435,510  $24,662,416  $21,718,560
                          ===========  ===========  ===========  ===========

D.   CONTINGENCIES:

Amgen, Inc. (Amgen), in June 2000, presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company brought a declaratory judgement action seeking to have the court declare that no amount is owed on the invoices and that Amgen had breached its contract with the Company. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. On January 7, 2002 the United States District Court in St. Paul, Minnesota granted Amgen summary judgement on its claims in the amount of approximately $28 million. The Court recently stayed entry of judgement and retained jurisdiction over the Company's breach of contract claim which might affect the amount of the judgement. If final judgement is entered against it, the Company will appeal to the United States Eighth Curcuit Court of Appeals. Although the ultimate outcome of this matter cannot be known with certainty, management of the Company believes that it is reasonably possible (as defined by SFAS 5, "Accounting for Contingencies") that the Company will prevail in this matter. Accordingly, no provision has been made in the Company's financial statements. An unfavorable outcome to the litigation would not adversely impair the operations of the Company, but would have a material effect on net earnings for the period in which realized.

Portions of the Company's short-term available-for-sale investments were held in brokerage accounts carried by a clearing firm which in late September 2001 was placed in bankruptcy. The trustee appointed pursuant to the Securities Investor Protection Act released to the Company cash and securities representing approximately 90% of the total value of the accounts and has withheld securities and cash equivalents in the amount of approximately $3.5 million pending resolution of the bankruptcy proceeding. Management believes that a third party insures the Company's accounts with coverage in excess of the amount withheld by the trustee. Accordingly, no impairment loss has been recognized at this time. Management believes that the Company will recover the entire amount withheld either from the trustee or from the insurance carrier.

E. INVESTMENT:

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI was recently organized and holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment in DGI will be accounted for under the equity method of accounting. The Company's net investment in DGI was $2,849,225 at December 31, 2001.



       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

    Results of Operations Quarter and Six Months Ended December 31, 2001
             vs. Quarter and Six Months Ended December 31, 2000

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

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI was recently organized and holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment in DGI will be accounted for under the equity method of accounting. The Company's net investment in DGI was $2,849,225 at December 31, 2001.


Net Sales

Net sales for the quarter ended December 31, 2001 were $31,136,911, an increase of $4,448,245 (17%) from the quarter ended December 31, 2000. Sales for the six months ended December 31, 2001 increased $6,569,348 (12%) from $54,410,229 to $60,979,577. R&D Systems' Biotechnology Division sales increased $3,132,640 (19%) and $4,577,459 (13%) and R&D Systems' Hematology Division sales increased $145,552 (4%) and $286,928 (4%) for the quarter and six months ended December 31, 2001, respectively. R&D Europe sales increased $1,170,053 (18%) and $1,704,961 (13%) for the quarter and six months ended December 31, 2001.

The sales increase for the quarter ended December 31, 2001 was higher than normal for the Biotechnology Division and R&D Europe. Second quarter sales in the prior year were unusually low as result of a slow down in sales over the Thanksgiving and Christmas holiday period. The sales increase for the six months ended December 31, 2001 was at a more normal level with higher than normal sales increases in the second quarter offset by lower than expected sales in the first quarter of fiscal 2002. Sales for the first quarter of fiscal 2002 were $750,000 to $1 million less than expected. The Company believes some business was lost due to the loss of shipping days as a result of the grounding of aircraft and a slow down in research activities during the week of September 11.


Gross Margins

Gross margins for the second quarter of fiscal 2002 were 74.2% compared to 74.6% for the same quarter in fiscal 2001. Gross margins for the six months ended December 31, 2001 were 74.5% compared to 75.1% for the same period in fiscal 2001.

Biotechnology Division margins decreased slightly from 78.2% to 78.0% for the quarter and from 78.7% to 78.6% for the six months ended December 31, 2001. R&D Europe gross margins increased from 35.4% to 35.6% for the quarter, but decreased from 37.3% to 35.9% for the six months ended December 31, 2001 as a result of exchange rate changes in the first quarter of fiscal 2002. Hematology Division gross margins decreased from 48.9% to 44.4% for the quarter and from 46.7% to 43.7% as a result of changes in product mix and higher raw material costs.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $679,153 (17%) and $740,544 (9%) from the second quarter and first six months of last year. The increase was mainly the result of higher legal, printing and consulting costs and higher personnel costs at R&D Europe as a result of additional personnel added since the prior year.


Research and Development Expenses

Research and development expenses increased $714,773 (20%) and $1,435,798
(21%) for the quarter and six months ended December 31, 2001.   Research and
development expenses of R&D Systems increased $610,366 (18%) and $1,306,442 (20%) for the quarter and six months, respectively. The R&D Systems research expense increase relates to products currently under development, many of which are expected to be released in fiscal 2002. Products currently under development include both biotechnology and hematology products. Research expenses recorded by the Company related to its investment in ChemoCentryx, Inc. decreased $434 and $21,419 for the quarter and six months ended December 31, 2001. Research expenses recorded by the Company related to its investment in Discovery Genomics, Inc. were $104,841 and $150,775 for the quarter and six months ended December 31, 2001.


Net Earnings

Earnings before income taxes increased $1,971,125 from $10,435,510 in the second quarter of fiscal 2001 to $12,406,635 in the second quarter of fiscal 2002. Earnings before taxes for the six months increased $2,943,856 from $21,718,560 to $24,662,416. The increase in earnings before income taxes was due primarily to the increase in sales discussed previously.

Income taxes for the quarter and six months ended December 31, 2001 were provided at a rate of approximately 32% of consolidated pretax earnings compared to 33% for the prior year. The decrease in the tax rate is a result of decreased state income taxes and an increase in tax exempt interest income. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for foreign sales. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.



                     Liquidity and Capital Resources

At December 31, 2001, cash and cash equivalents and short-term available-for-sale investments were $107,179,162 compared to $97,071,868 at June 30, 2001. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $19,613,473 from operating activities in the first six months of fiscal 2002 compared to $24,269,909 for the first six months of fiscal 2001. The decrease was mainly the result of increased income tax payments in the current fiscal year.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2002 and 2001 were $6,174,608 and $2,747,232, respectively. Included in fiscal 2002 capital additions are $4.2 million for construction of a parking ramp that is expected to be completed in late fiscal 2002 and $200,000 for the renovation of property the Company plans to purchase (see the following paragraph). Also included in the fiscal 2002 and 2001 capital additions were $395,000 and $1,142,000, respectively, for building improvements related to remodeling of facilities by R&D Systems. The remaining capital additions in fiscal 2002 and 2001 were for laboratory and computer equipment. Total remaining expenditures in fiscal 2002 for equipment, building improvements and the completion of the parking ramp are expected to cost approximately $3.5 million and are expected to be financed through currently available funds and cash generated from operating activities.

The Company has exercised an option to purchase property adjacent to its Minneapolis facility. In fiscal 2000, the Company paid $2 million and issued warrants to purchase 120,000 shares of common stock as a deposit on this option. The balance due on the purchase is approximately $6 million and closing on the purchase is expected to take place in February 2002. At the time of the closing the Company is required to make a $2 million deposit on an option, which expires in 2005, to purchase additional adjacent property. Costs to renovate the property to be purchased in fiscal 2002 are estimated at approximately $15 million with the renovation expected to be completed in early fiscal 2003. The Company also plans to build an infill to connect this property with its current facility. The construction of the infill is expected to begin in the spring of 2002 with completion in late fall 2002 and costs are estimated at approximately $5.7 million. The purchase of the property, renovation costs and construction of the infill are expected to be financed through currently available funds, cash generated from operating activities and maturities of short-term available-for-sale investments.

During the six months ended December 31, 2001 and December 31, 2000, short-term available-for-sale investments increased by $1,291,571 and $21,462,422, respectively. The Company's investment policy is to place excess cash in short-term tax-exempt bonds and other short-term investments. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

During the first six months of fiscal 2002, the Company invested $3 million in Discovery Genomics, Inc.

Cash Flows From Financing Activities

Cash of $155,917 and $733,142 was received during the six months ended December 31, 2001 and 2000, respectively, for the exercise of options for 24,950 and 81,516 shares of common stock. During the first six months of fiscal 2002 and 2001 options for 80,000 and 1,000 shares of common stock were exercised by the surrender of 7,654 and 224 shares of the Company's common stock with fair market values of $224,968 and $8,554, respectively.

During the first six months of fiscal 2002 and 2001, the Company purchased and retired 20,000 and 10,000 shares of Company common stock at a market value of $485,010 and $400,004, respectively. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $20 million of its common stock. From the start of the repurchase program through January 29, 2002, 1,361,200 shares have been purchased at a market value of $10,402,892.

The Company has never paid cash dividends and has no plans to do so in fiscal 2002.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, the impact of these statements on its financial position and results of operations. As of December 31, 2001, the Company had net goodwill and other intangible assets of approximately $15.7 million and $7.4 million, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operations of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS No. 143 is effective for the Company in fiscal 2003. The Company is currently assessing, but has not yet determined, what impact, if any, this statement will have on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the Company in fiscal 2003. The Company is currently assessing, but has not yet determined, what impact, if any, this statement will have on its financial position or results of operations.



   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $77,095,648. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.




                        PART II - OTHER INFORMATION

                        ITEM 1 - LEGAL PROCEEDINGS

Amgen, Inc. (Amgen), in June 2000, presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company brought a declaratory judgement action seeking to have the court declare that no amount is owed on the invoices and that Amgen had breached its contract with the Company. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. On January 7, 2002 the United States District Court in St. Paul, Minnesota granted Amgen summary judgement on its claims in the amount of approximately $28 million. The Court recently stayed entry of judgement and retained jurisdiction over the Company's breach of contract claim which might affect the amount of the judgement. If final judgement is entered against it, the Company will appeal to the United States Eighth Curcuit Court of Appeals. Although the ultimate outcome of this matter cannot be known with certainty, management of the Company believes that it is reasonably possible (as defined by SFAS 5, "Accounting for Contingencies") that the Company will prevail in this matter. Accordingly, no provision has been made in the Company's financial statements. An unfavorable outcome to the litigation would not adversely impair the operations of the Company, but would have a material effect on net earnings for the period in which realized.



                     ITEM 2 - CHANGES IN SECURITIES

None


                 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


          ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 18, 2001 is contained in the Company's Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference.



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


               ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


A.  EXHIBITS

      None.


B.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.



                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TECHNE CORPORATION
                                 (Company)




Date:  January 29, 2002          /s/ Thomas E. Oland
                      		 ------------------------------
                                 President, Chief Executive and
                                 Financial Officer