Form 10-Q
period 2002-03-31
TECHNE CORP /MN/
filed 2002-05-10
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002, or


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


At April 30, 2002, 41,571,736 shares of the Company's Common Stock (par value $.01) were outstanding.



                     ITEM 1 - FINANCIAL STATEMENTS

                  TECHNE CORPORATION & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                    3/31/02       6/30/01
                                                  ------------  ------------
ASSETS
  Cash and cash equivalents                       $ 26,141,806  $ 21,267,791
  Short-term available-for-sale investments         82,321,107    75,804,077
  Trade accounts receivable (net)                   17,149,923    15,894,048
  Interest receivable                                3,174,673     2,428,240
  Inventories                                        5,947,388     5,437,594
  Deferred income taxes                              2,941,000     2,720,000
  Prepaid expenses                                     970,806       639,759
                                                  ------------  ------------
    Total current assets                           138,646,703   124,191,509

  Property and equipment (net)                      63,046,639    49,193,972
  Intangible assets (net)                           21,034,311    27,446,246
  Deferred income taxes                              4,667,000     4,128,000
  Other long-term assets                            11,315,560    10,565,386
                                                  ------------  ------------
                                                  $238,710,213  $215,525,113
                                                  ============  ============
LIABILITIES & STOCKHOLDERS' EQUITY

  Trade accounts payable                          $  2,439,503  $  3,477,072
  Salaries, wages and related accounts payable       2,473,797     2,302,553
  Other accounts payable and accrued expenses        6,418,155     6,155,189
  Income taxes payable                               2,451,844     3,071,982
  Current portion of long-term debt                    932,850       884,760
                                                  ------------  ------------
    Total current liabilities                       14,716,149    15,891,556

  Royalty payable                                      980,750       923,000
  Long-term debt, less current portion              17,341,940    18,050,289

  Commitments and contingencies (Note D)

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstand-
    ing 41,571,536 and 41,432,390, respectively        415,715       414,324
  Additional paid-in capital                        58,580,810    57,382,636
  Retained earnings                                147,933,312   121,209,686
  Accumulated other comprehensive loss              (1,258,463)   (1,346,378)
                                                  ------------  ------------
    Total stockholders' equity                     205,671,374   177,660,268
                                                  ------------  ------------
                                                  $238,710,213  $215,525,113
                                                  ============  ============

           See notes to consolidated financial statements (unaudited).



                            TECHNE CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                              QUARTER ENDED            NINE MONTHS ENDED
                       -------------------------   -------------------------
                         3/31/02       3/31/01       3/31/02       3/31/01
                       -----------   -----------   -----------   -----------
Net sales              $34,285,276   $30,240,889   $95,264,853   $84,651,118
Cost of sales            8,392,165     7,492,795    23,968,392    21,063,962
                       -----------   -----------   -----------   -----------
Gross margin            25,893,111    22,748,094    71,296,461    63,587,156

Operating expenses:
  Selling, general and
    administrative       4,526,706     4,551,285    13,896,498    13,180,533
  Research and
    development          4,442,057     3,857,116    12,741,064    10,720,325
  Amortization of
    intangible assets    2,137,312     2,222,313     6,411,935     6,666,940
Interest expense           323,719       338,843       997,243     1,042,477
Interest income           (886,595)     (904,975)   (2,762,607)   (2,425,191)
                       -----------   -----------   -----------   -----------
                        10,543,199    10,064,582    31,284,133    29,185,084
                       -----------   -----------   -----------   -----------
Earnings before
  income taxes          15,349,912    12,683,512    40,012,328    34,402,072
Income taxes             4,776,000     2,519,000    12,579,000     9,752,000
                       -----------   -----------   -----------   -----------
Net earnings           $10,573,912   $10,164,512   $27,433,328   $24,650,072
                       ===========   ===========   ===========   ===========

Earnings per share:
  Basic                $      0.25   $      0.25   $      0.66   $      0.59
  Diluted              $      0.25   $      0.24   $      0.65   $      0.58

Weighted average
  common shares
  outstanding:
  Basic                 41,544,110    41,452,109    41,488,383    41,441,347
  Diluted               42,524,992    42,530,383    42,531,964    42,710,247


            See notes to consolidated financial statements (unaudited).




                         TECHNE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     NINE MONTHS ENDED
                                                 ---------------------------
                                                    3/31/02        3/31/01
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                   $ 27,433,328   $ 24,650,072
  Adjustments to reconcile net earnings to net
   cash provided by Operating activities:
      Depreciation and amortization                 9,439,663      9,434,430
      Deferred income taxes                          (757,000)      (232,000)
      Other                                         1,372,025        642,684
  Change in current assets and current
    liabilities:
    (Increase) decrease in:
      Trade accounts and interest receivable       (1,962,671)    (2,138,885)
      Inventories                                    (505,363)      (499,330)
      Prepaid expenses                               (331,805)      (545,020)
    Increase (decrease) in:
      Trade and other accounts payable             (3,745,346)    (2,462,187)
      Salaries, wages and related accounts            170,001       (770,116)
      Income taxes payable                             15,090      5,162,911
                                                 ------------   ------------
Net cash provided by operating activities          31,127,922     33,242,559

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment             (13,942,179)    (3,344,760)
  Real estate deposit                              (1,999,000)            --
  Purchase of short-term available-for-sale
    investments                                   (39,419,571)   (44,329,044)
  Proceeds from sale of short-term available-
    for-sale investments                           32,902,541     17,727,946
  Increase in other long-term assets               (3,034,103)      (500,000)
                                                 ------------   ------------
Net cash used in investing activities             (25,492,312)   (30,445,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                            328,873        758,992
  Repurchase of common stock                         (485,010)    (1,163,768)
  Payments on long-term debt                         (660,259)      (615,455)
                                                 ------------   ------------
Net cash used in financing activities                (816,396)    (1,020,231)
Effect of exchange rate changes on cash                54,801       (510,663)
                                                 ------------   ------------
Net increase in cash and cash equivalents           4,874,015      1,265,807
Cash and cash equivalents at beginning of period   21,267,791     17,356,108
                                                 ------------   ------------
Cash and cash equivalents at end of period       $ 26,141,806   $ 18,621,915
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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for fiscal 2001. The Company follows these policies in preparation of the interim unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2001 included in the Company's Annual Report to Shareholders for fiscal 2001.

Certain consolidated balance sheet captions appearing in this interim report are as follows:

                                                      3/31/02       6/30/01
                                                    -----------   -----------
ACCOUNTS RECEIVABLE
  Accounts receivable                               $17,278,923   $16,020,048
    Less allowance for doubtful accounts                129,000       126,000
                                                    -----------   -----------
      NET ACCOUNTS RECEIVABLE                       $17,149,923   $15,894,048
                                                    ===========   ===========
INVENTORIES
  Raw materials                                     $ 2,774,847   $ 2,552,179
  Supplies                                              142,531       135,595
  Finished goods                                      3,030,010     2,749,820
                                                    -----------   -----------
      TOTAL INVENTORIES                             $ 5,947,388   $ 5,437,594
                                                    ===========   ===========
PROPERTY AND EQUIPMENT
  Land                                              $ 1,571,000   $   871,000
  Buildings and improvements                         63,485,835    48,906,991
  Laboratory equipment                               16,231,965    15,023,754
  Office equipment                                    4,167,670     3,833,730
  Leasehold improvements                                462,597       459,191
                                                    -----------   -----------
                                                     85,919,067    69,094,666
    Less accumulated depreciation and amortization   22,872,428    19,900,694
                                                    -----------   -----------
      NET PROPERTY AND EQUIPMENT                    $63,046,639   $49,193,972
                                                    ===========   ===========
INTANGIBLE ASSETS
  Customer list                                     $18,010,000   $18,010,000
  Technology licensing agreements                       500,000       500,000
  Goodwill                                           39,075,089    39,075,089
                                                    -----------   -----------
                                                     57,585,089    57,585,089
    Less accumulated amortization                    36,550,778    30,138,843
                                                    -----------   -----------
      NET INTANGIBLE ASSETS                         $21,034,311   $27,446,246
                                                    ===========   ===========

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided which apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, the impact of these statements on its financial position and results of operations. As of March 31, 2002, the Company had net goodwill and other intangible assets of approximately $14.2 million and $6.8 million, respectively.

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


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:


                                QUARTER ENDED           NINE MONTHS ENDED
                           -----------------------   -----------------------
                             3/31/02      3/31/01      3/31/02      3/31/01
                           ----------   ----------   ----------   ----------
Weighted average common
 shares outstanding-basic  41,544,110   41,452,109   41,488,383   41,441,347
Dilutive effect of stock
 options and warrants         980,882    1,078,274    1,043,581    1,268,900
                           ----------   ----------   ----------   ----------
Weighted average common
 shares outstanding-
 diluted                   42,524,992   42,530,383   42,531,964   42,710,247
                           ==========   ==========   ==========   ==========


C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                               QUARTER ENDED           NINE MONTHS ENDED
                          ------------------------  ------------------------
                            3/31/02      3/31/01      3/31/02      3/31/01
                          -----------  -----------  -----------  -----------
External sales
  Hematology              $ 3,630,788  $ 3,248,378  $11,103,610  $10,434,272
  Biotechnology            22,701,874   19,399,700   61,786,231   53,906,598
  R&D Systems Europe        7,952,614    7,592,811   22,375,012   20,310,248
                          -----------  -----------  -----------  -----------
Total external sales      $34,285,276  $30,240,889  $95,264,853  $84,651,118
                          ===========  ===========  ===========  ===========
Intersegment sales
  Hematology              $        --  $        --  $        --  $        --
  Biotechnology             4,586,030    3,940,320   12,532,307   11,225,897
  R&D Systems Europe           17,865       31,500       47,300       68,882
                          -----------  -----------  -----------  -----------
Total intersegment sales  $ 4,603,895  $ 3,971,820  $12,579,607  $11,294,779
                          ===========  ===========  ===========  ===========
Earnings before income
 taxes
  Hematology              $ 1,068,211  $   861,258  $ 3,462,170  $ 3,309,908
  Biotechnology            13,787,428   10,402,814   34,919,770   28,768,623
  R&D Systems Europe        1,671,832    1,739,481    4,488,280    4,100,548
  Corporate and other      (1,177,559)    (320,041)  (2,857,892)  (1,777,007)
                          -----------  -----------  -----------  -----------
Total earnings before
 income taxes             $15,349,912  $12,683,512  $40,012,328  $34,402,072
                          ===========  ===========  ===========  ===========


D.   CONTINGENCIES:

Amgen, Inc. (Amgen), in June 2000, presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company brought a declaratory judgement action seeking to have the court declare that no amount is owed on the invoices and that Amgen had breached its contract with the Company. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. On January 7, 2002 the United States District Court in St. Paul, Minnesota granted Amgen summary judgement on its claims in the amount of approximately $28 million. Amgen's claims for interest and attorneys fees have not yet been heard. The Court stayed entry of judgement and retained jurisdiction over the Company's breach of contract claim which might affect the amount of the judgement. If final judgement is entered against it, the Company will appeal to the United States Eighth Curcuit Court of Appeals. Although the ultimate outcome of this matter cannot be known with certainty, management of the Company believes that it is reasonably possible (as defined by SFAS No. 5, "Accounting for Contingencies") that the Company will prevail in this matter. Accordingly, no provision has been made in the Company's financial statements. An unfavorable outcome to the litigation would not adversely impair the operations of the Company, but would have a material effect on net earnings for the period in which realized.

Portions of the Company's short-term available-for-sale investments were held in brokerage accounts carried by a clearing firm which in late September 2001 was placed in bankruptcy. The trustee appointed pursuant to the Securities Investor Protection Act released to the Company cash and securities representing approximately 90% of the total value of the accounts and has withheld securities and cash equivalents in the amount of approximately $3.5 million pending resolution of the bankruptcy proceeding. Management believes that all of its securities and cash equivalents will be returned to the Company as the trustee has available the assets of customers' accounts, SIPC insurance and third party insurance. Accordingly, no impairment loss has been recognized at this time.

E. INVESTMENT:

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI was recently organized and holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment in DGI is accounted for under the equity method of accounting. The Company's net investment in DGI was $2,708,432 at March 31, 2002.


F. REAL ESTATE ACQUISITION:

On March 15, 2002, the Company purchased property adjacent to its Minneapolis facility for approximately $8.9 million. In fiscal 2000, the Company paid $2 million and issued warrants to purchase 120,000 shares of common stock as a deposit on the acquisition. The warrants were valued at $858,000. The remaining $6 million of the purchase price was financed through cash on hand. In addition, the Company paid $1,999,000 on March 15, 2002 as a nonrefundable deposit on an option, which expires in 2005, to purchase additional adjacent property. In fiscal 2000, the Company had paid an original $1,000 deposit on this option.



         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Results of Operations Quarter and Nine Months Ended March 31, 2002
                 vs. Quarter and Nine Months Ended March 31, 2001

Overview

Techne Corporation (Techne) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division's principal products are purified cytokines (proteins), antibodies and assay kits, which are sold primarily to biomedical researchers at pharmaceutical companies and academic and government research laboratories. The Hematology Division's principal products are whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe sells R&D Systems' biotechnology products in Europe, both directly and through a sales subsidiary in Germany. The Company's foreign sales corporation, Techne Export Inc. was dissolved in April 2002.

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI was recently organized and holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment in DGI is accounted for under the equity method of accounting. The Company's net investment in DGI was $2,708,432 at March 31, 2002.


Net Sales

Net sales for the quarter ended March 31, 2002 were $34,285,276, an increase of $4,044,387 (13%) from the quarter ended March 31, 2001. Sales for the nine months ended March 31, 2002 increased $10,613,735 (13%) from $84,651,118 to $95,264,853. R&D Systems' Biotechnology Division sales increased $3,302,174 (17%) and $7,879,633 (15%) and R&D Systems' Hematology Division sales increased $382,410 (12%) and $669,338 (6%) for the quarter and nine months ended March 31, 2002, respectively. R&D Europe sales increased $359,803 (5%) and $2,064,764 (10%) for the quarter and nine months ended March 31, 2002. R&D Europe's sales growth was lower than normal for the quarter due to the timing of the Easter holiday. The Easter holiday occurred in March this year compared to April last year and, therefore, R&D
Europe's fourth quarter fiscal 2002 sales should compare favorably to last year.


Gross Margins

Gross margins for the third quarter of fiscal 2002 were 75.5% compared to 75.2% for the same quarter in fiscal 2001. Gross margins for the nine months ended March 31, 2002 were 74.8% compared to 75.1% for the same period in fiscal 2001.

Biotechnology Division margins increased from 78.5% to 79.5% for the quarter and from 78.6% to 78.9% for the nine months ended March 31, 2002 as a result of manufacturing efficiencies. R&D Europe gross margins decreased from 39.3% to 35.8% for the quarter and from 38.1% to 35.8% for the nine months ended March 31, 2002 as a result of exchange rate changes. Hematology Division gross margins increased from 40.9% to 41.5% for the quarter, but decreased from 44.9% to 43.0% for the nine months as a result of higher raw material costs in the second quarter of fiscal 2002. Blood costs increased significantly during the second quarter of fiscal 2002, but decreased back to more normal levels during the third quarter.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $24,579 (1%) for the third quarter, but increased $715,965 (5%) from the first nine months of last year. The decrease for the quarter was mainly due to the timing of the printing of the Biotechnology Division catalog. The catalog was printed and mailed in the second quarter of the current year compared to the third quarter of last year.


Research and Development Expenses

Research and development expenses increased $584,941 (15%) and $2,020,739
(19%) for the quarter and nine months ended March 31, 2002.   Research and
development expenses of R&D Systems increased $34,955 (1%) and $1,341,397 (13%) for the quarter and nine months, respectively. The R&D Systems research expense increase relates to products currently under development, many of which are expected to be released in fiscal 2002 and 2003. Products currently under development include both biotechnology and hematology products. The Biotechnology Division has released approximately 800 new products in the current fiscal year compared to 567 in all of fiscal year 2001. Research expenses recorded by the Company related to its investment in ChemoCentryx, Inc. increased $409,194 and $387,775, respectively, for the quarter and nine months ended March 31, 2002. Research expenses recorded by the Company related to its investment in Discovery Genomics, Inc. were $140,793 and $291,568, respectively, for the quarter and nine months ended March 31, 2002.


Net Earnings

Earnings before income taxes increased $2,666,400 from $12,683,512 in the third quarter of fiscal 2001 to $15,349,912 in the third quarter of fiscal 2002. Earnings before taxes for the nine months increased $5,610,256 from $34,402,072 to $40,012,328. The increase in earnings before income taxes was due primarily to the increase in sales partially offset by increased research and development expenses.

Income taxes for the quarter and nine months ended March 31, 2002 were provided at a rate of approximately 31% of consolidated pretax earnings compared to 20% and 28% for the prior year periods. The tax rate for fiscal 2001 was affected by a one-time $1.4 million credit in the third quarter as a result of the close-out of pending issues related to a state income tax examination for fiscal years 1996 through 1999. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for foreign sales. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                      Liquidity and Capital Resources

At March 31, 2002, cash and cash equivalents and short-term available-for-sale investments were $108,462,913 compared to $97,071,868 at June 30, 2001. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $31,127,922 from operating activities in the first nine months of fiscal 2002 compared to $33,242,559 for the first nine months of fiscal 2001. The decrease was mainly the result of increased income tax payments in the current fiscal year.


Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal
2002 and 2001 were $13,942,179 and $3,344,760, respectively. Included in fiscal 2002 capital additions are $5.1 million for construction of a parking ramp that is expected to be completed in June 2002, $6 million for the property acquisition (see above Note F. Real Estate Acquisition), $492,000 for the renovation of the purchased property and $209,000 for the construction of an infill connecting the purchased property to the Company's current facility. Also included in the fiscal 2002 and 2001 capital additions were $504,000 and $1,739,000, respectively, for building improvements related to remodeling of facilities by R&D Systems. The remaining capital additions in the first nine months of fiscal fiscal 2002 and 2001 were for laboratory and computer equipment. Remaining expenditures in fiscal 2002 for equipment, building improvements, and the completion of the parking ramp are expected to cost approximately $1.3 million and are expected to be financed through currently available funds and cash generated from operating activities. Costs to renovate the property purchased in fiscal 2002 are estimated at approximately $10.2 million with the renovation expected to be completed in mid fiscal 2003. The construction of the infill connecting the buildings is expected to be completed in mid fiscal 2003 and costs are estimated at approximately $13.5 million. The renovation costs and construction of the infill are expected to be financed through currently available funds, cash generated from operating activities and maturities of short-term available-for-sale investments.

During the nine months ended March 31, 2002 and March 31, 2001, short-term available-for-sale investments increased by $6,517,030 and $26,601,098, respectively. The Company's investment policy is to place excess cash in short-term bonds and other short-term investments. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

During the first nine months of fiscal 2002, the Company invested $3 million in Discovery Genomics, Inc.


Cash Flows From Financing Activities

Cash of $328,873 and $758,992 was received during the nine months ended March 31, 2002 and 2001, respectively, for the exercise of options for 86,800 and 86,216 shares of common stock. During the first nine months of fiscal 2002 and 2001 options for 80,000 and 1,000 shares of common stock were exercised by the surrender of 7,654 and 224 shares of the Company's common stock with fair market values of $224,968 and $8,552, respectively.

During the first nine months of fiscal 2002 and 2001, the Company purchased and retired 20,000 and 40,000 shares of Company common stock at a market value of $485,010 and $1,163,768, respectively. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $20 million of its common stock. From the start of the repurchase program through April 30, 2002, 1,361,200 shares have been purchased at a market value of $10,402,892.

The Company has never paid cash dividends and has no plans to do so in fiscal 2002.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, the impact of these statements on its financial position and results of operations. As of March 31, 2002, the Company had net goodwill and other intangible assets of approximately $14.2 million and $6.8 million, respectively.

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


         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $82,321,107. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.


                       PART II - OTHER INFORMATION

                        ITEM 1 - LEGAL PROCEEDINGS

Amgen, Inc. (Amgen), in June 2000, presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company brought a declaratory judgement action seeking to have the court declare that no amount is owed on the invoices and that Amgen had breached its contract with the Company. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. On January 7, 2002 the United States District Court in St. Paul, Minnesota granted Amgen summary judgement on its claims in the amount of approximately $28 million. Amgen's claims for interest and attorneys fees have not yet been heard. The Court stayed entry of judgement and retained jurisdiction over the Company's breach of contract claim which might affect the amount of the judgement. If final judgement is entered against it, the Company will appeal to the United States Eighth Curcuit Court of Appeals. Although the ultimate outcome of this matter cannot be known with certainty, management of the Company believes that it is reasonably possible (as defined by SFAS No. 5, "Accounting for Contingencies") that the Company will prevail in this matter. Accordingly, no provision has been made in the Company's financial statements. An unfavorable outcome to the litigation would not adversely impair the operations of the Company, but would have a material effect on net earnings for the period in which realized.



                     ITEM 2 - CHANGES IN SECURITIES

None


               ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

None


                      ITEM 5 - OTHER INFORMATION

Forward Looking Information and Cautionary Statements: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the outcome of litigation involving the Company (including the litigation with Amgen, Inc.), the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research into cytokines by the Company's customers, the impact of the growing number of producers of cytokine research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of changes in foreign currency exchange rates, and the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    See exhibit index immediately following signature page.


B.  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2002.




                              SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TECHNE CORPORATION
                                    (Company)




Date:  May 10, 2002                 /s/ Thomas E. Oland
                                    ------------------------------
                                    President, Chief Executive and
                                    Financial Officer









                               EXHIBIT INDEX
                                    TO
                                FORM 10-Q

                             TECHNE CORPORATION

Exhibit #      Description
-----------    ----------------
10.1           Warranty Deed for purchase of certain property in Hennepin
               County, Minnesota