Form 10-K
period 2002-06-30
TECHNE CORP /MN/
filed 2002-09-27
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                       FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X_ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (    )

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 13, 2002 as reported on The Nasdaq Stock Market was approximately $1,205,801,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 13, 2002:
41,326,936

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.


                                  PART I

                             ITEM 1.  BUSINESS

OVERVIEW

Techne Corporation (the Company) is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major operating segments are hematology controls, which are used in hospital and clinical laboratories to check the accuracy of blood analysis instruments, and biotechnology products, including purified proteins (cytokines) and antibodies which are sold exclusively to the research market and assay kits which are sold to the research and clinical diagnostic markets. R&D Europe distributes R&D Systems' biotechnology products in Europe. R&D Europe has a German sales subsidiary, R&D Systems GmbH (R&D GmbH). The Company also had a foreign sales corporation, Techne Export Inc., which was dissolved in fiscal 2002.

R&D Systems was founded and incorporated in 1976 in Minneapolis, Minnesota and was acquired by the Company in 1985. In 1977, R&D Systems introduced its first product, a platelet-rich-plasma control. In 1981, R&D Systems was the second manufacturer in the world to release a whole blood control with platelets, thereby establishing itself as one of the leaders in the field of hematology control products manufacturing. Subsequently, R&D Systems has developed several types of hematology controls designed to keep pace with the technology of the newest models of hematology instruments. These products are sold throughout the United States directly by R&D Systems and in many foreign countries through distributors.

In 1985, R&D Systems entered the research reagent market with its first cytokine, TGF-beta. Cytokines are specialized protein molecules that stimulate or suppress various cell functions in the body. Cytokines are in demand by biomedical researchers who want to learn more about their diverse effects. Encouraged by its success in the cytokine market, R&D Systems formed a biotechnology division in 1986 with the goal of producing and marketing a wide range of human cytokines through genetic engineering. Recombinant DNA technology offers several advantages over extraction of these proteins from natural sources, including lower production cost and potentially unlimited supply.

In fiscal 1992, R&D Systems purchased Amgen Inc.'s research reagent and diagnostic assay kit business. With this purchase, R&D Systems obtained Amgen's Erythropoietin (EPO) kit, the Company's first enzyme-linked immunosorbent assay kit for a cytokine that had been cleared by the U.S. Food and Drug Administration (FDA) for clinical diagnostic use.

In fiscal 1994, the Company acquired its European biotechnology distributor, British Bio-technology Products Ltd. (renamed R&D Systems Europe Ltd.) from British Bio-technology Group plc. R&D Europe distributes biotechnology products developed and manufactured by R&D Systems.

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

In fiscal 1999, R&D Systems purchased Genzyme Corporation's research products business. This acquisition established R&D Systems as the world's leading supplier of research and diagnostic cytokine products.

In fiscal 2002, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI). DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company currently holds a 39% equity interest in DGI and also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and the rights to sell such products to the research market.


THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 2002, R&D Systems' Hematology Division revenues accounted for approximately 12% of consolidated revenues of $130,900,395. Revenues from R&D Systems' Biotechnology Division and R&D Europe were 65% and 23% of consolidated revenues, respectively.

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

During fiscal 1990, the Biotechnology Division released its first cytokine assay kits under the tradename Quantikine. These kits are used by researchers to quantify the level of a specific cytokine in a sample of blood, serum, or other biological fluid. In fiscal 1996, the Biotechnology Division expanded its Quantikine line by introducing a line of assay kits for mouse cytokines and has subsequently released kits for other animal models, including rat and pig. These kits are used extensively by research scientists doing cytokine studies using animal models, such as those used in pharmaceutical discovery and development programs.

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

Assay Kits. This product line includes R&D Systems' human, murine (mouse and rat) and porcine (pig) Quantikine kits which allow research scientists to quantify the amount of a specific cytokine in a sample of blood or tissue. Also included in this product line are assay kits, developed by R&D Europe, to quantify adhesion molecules. These kits are used by research scientists to measure cellular adhesion molecules in serum, plasma, or cell culture media. Cellular adhesion molecules facilitate the movement of infection fighting cells out of the blood stream to the site of infections.

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

Multi-Purpose Platelet Reference Control. This product, Platelet-Trol(r) II, is designed for use by automatic and semi-automatic impedance and laser instruments and is the successor to Platelet-Rich-Plasma which R&D Systems introduced in 1977.


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

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 2002 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be developed or, if developed, can be successfully introduced into the marketplace.

Expenditures for research and development activities were $17,470,267, $14,522,233 and $11,198,309 for fiscal year 2002, 2001 and 2000, respectively.


BUSINESS RELATIONSHIPS

During fiscal 1998, 1999, and 2000, the Company purchased a total of $5 million of convertible preferred stock of ChemoCentryx, Inc. (CCX), which gave the Company a 49% interest in CCX through January 2001. In February 2001, CCX obtained $23 million in financing through the issuance of 8,846,154 shares of additional preferred stock. The Company currently holds approximately 26% of the outstanding voting stock of CCX. CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for the investment under the equity method of accounting and, through January 2001, recognized 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. Subsequent to January 2001, the Company is including CCX operating results in its consolidated financial statements based on its ownership percentage. The Company's net investment in CCX was $5,091,046 and $6,441,481 at June 30, 2002 and 2001, respectively.

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of druggable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment is accounted for under the equity method of accounting. The Company's net investment in DGI was $2,494,985 at June 30, 2002.

Original Equipment Manufacturers (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal 2002, OEM contracts accounted for $7,609,435 or 49% of Hematology Division revenues and 6% of total consolidated revenues.


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

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission (NRC) and has been granted an NRC license due to expire in April 2003. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 2003. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they will not be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.


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

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2002, total royalties expensed under these licenses were approximately $2,143,000.

R&D Systems has obtained federal trademark registration for certain of its hematology controls and biotechnology product groups. R&D Systems believes it has common law trademark rights to certain marks in addition to those which it has registered.


SEASONALITY OF BUSINESS

Sales of the products manufactured by R&D Systems and R&D Europe, particularly R&D Europe, historically experience a slowing of sales or of the rate of sales growth during the summer months. The Company believes this slowing is a result of vacation schedules in Europe and Japan and of academic schedules in the United States.


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2002, 2001 or 2000.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this report or as of a comparable date for fiscal 2001.


COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including BD Biosciences, BioSource International, PeproTech, Inc., Sigma Chemical Co., Amersham Pharmacia and CN Biosciences. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

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


EMPLOYEES

R&D Systems had 460 full-time and 48 part-time employees as of June 30, 2002. R&D Europe had 49 full-time and 9 part-time employees as of June 30, 2002, including 10 full-time and 1 part-time at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, England and Germany had no material effect on R&D Systems or R&D Europe in fiscal 2002.


FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations for the fiscal years ended June 30 (all amounts are in thousands of US dollars):

                                      2002      2001      2000
                                    --------  --------  --------
Net Sales to External Customers
Hematology Division:
    US                              $ 13,101  $ 12,357  $ 11,140
    Other                              2,470     2,353     2,435
Biotechnology Division:
    US                                67,856    58,661    51,788
    Other                             16,798    14,995    12,443
R&D Europe:
    Other                             30,675    26,990    26,032

Gross Margin
R&D Systems (US)                      87,558    76,578    66,125
R&D Europe (England)                   9,178     8,731     9,373
R&D GmbH (Germany)                     1,657     1,623     1,590

Net Earnings (Loss)
Parent and R&D Systems (US)           24,436    31,006    22,418
R&D Europe (England)                   4,324     3,310     3,269
R&D GmbH (Germany)                       225       229       253
ChemoCentryx (US)                     (1,350)     (500)      643
Discovery Genomics (US)                 (505)       --        --

Identifiable Assets
Parent and R&D Systems (US)          214,606   197,743   165,834
R&D Europe (England)                  22,594    17,029    13,546
R&D GmbH (Germany)                     1,047       753     1,030


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

Financial Impact of Expansion Strategy

The Company engages in an expansion strategy which includes internal development of new products, collaboration with manufacturers of automated instruments which may use the Company's products, investment in joint ventures and companies developing new products related to the Company's business and acquisition of companies for new products or additional customer base. Each of the strategies carries risks that objectives will not be achieved and future earnings will be adversely affected. During the early development stage, under the equity method of accounting, a percentage of the losses of certain companies in which the Company may invest will be reported as losses of the Company, as is the case with ChemoCentryx, Inc. and Discovery Genomics, Inc.

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


                          ITEM 2.  PROPERTIES

On July 1, 1999, the Company purchased, for approximately $28 million, the facilities R&D Systems had been leasing in Minneapolis, Minnesota. The R&D Systems complex currently includes 365,000 square feet of administrative, research and manufacturing space. The Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. (47,000 square feet). Biotechnology Division manufacturing and research operations are located at 600 McKinley Place NE (85,000 square feet) and 2201 Kennedy Street (200,000 square feet). Administrative, sales and marketing functions are also located at the 2201 Kennedy Street building. The Company also occupies an additional 20,000 square feet in space connecting the three buildings. This area houses a lunchroom, a library and warehouse space. In addition, the Company constructed a 13,000 square foot entrance to the facility.

On March 15, 2002, the Company purchased property adjacent to its Minneapolis facility for approximately $8.9 million. The Company has begun to renovate this property and, when complete in late fiscal 2003, the building will add approximately 176,000 square feet of space. The Company plans to lease out approximately 70% of the building as retail and office space and use the remainder as warehouse and storage space. The Company has begun construction on an infill to connect this building to its current facility. The 78,000 square foot infill, expected to be completed in late fiscal 2002, will be used primarily for laboratory space.

The Company has entered into an option agreement for additional real estate adjacent to the current facility. This option is exerciable through January 2005.

R&D Europe leases approximately 17,000 square feet in a building in Abingdon, England. Base rent was $267,000 in fiscal 2002.

R&D GmbH leases approximately 2,300 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent was $28,000 in fiscal 2002.

The Company believes the acquired property, purchase option and leased property discussed above are adequate to meet its occupancy needs in the foreseeable future.


                       ITEM 3.  LEGAL PROCEEDINGS

On September 19, 2000, the Company brought a declaratory judgement action in United States District Court for the District of Minnesota (the Court) seeking to have the Court declare that no amount is owed by the Company to Amgen, Inc. (Amgen) in connection with invoices in the amount of $31.9 million rendered by Amgen in June 2000 for materials provided to the Company in past years. The Company also claimed damages for breach of contract and unfair business practices in violation of applicable statutes. Amgen subsequently acknowledged error and reduced the amount of its invoices by $3.9 million to $28 million. Amgen filed a counterclaim seeking the $28 million plus interest and attorneys fees. On May 30, 2002, the parties agreed to a $17.5 million full, complete and final cash settlement of the dispute. The settlement was paid prior to June 30, 2002.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2002 fiscal year.

                     EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

Name                Age  Position                              Officer Since
----                ---  --------                              -------------
Thomas E. Oland     61   Chairman of the Board, President,         1985
                           Treasurer, Chief Executive and
                           Chief Financial and Accounting
                           Officer and Director
Dr. Monica Tsang    57   Vice President, Research                  1995
Marcel Veronneau    47   Vice President, Hematology Operations     1995
Timothy M. Heaney   56   Vice President, Secretary, General        1999
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

(b) The business experience of the executive officers during the past five years is as follows:

Thomas E. Oland has been Chairman of the Board, President, Treasurer, Chief Executive and Chief Financial and Accounting Officer of the Company since December 1985.

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

                   Fiscal 2002 Price         Fiscal 2001 Price
                 High           Low          High           Low
              -----------   -----------   -----------   -----------

1st Quarter    $  35.49     $ 25.90        $  74.00      $  36.50
2nd Quarter       36.85       27.91           62.66         32.00
3rd Quarter       37.05       27.02           33.69         22.50
4th Quarter       32.72       25.30           38.41         24.81


As of September 13, 2002, there were approximately 300 shareholders of record. As of September 13, 2002, there were over 22,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.


                     ITEM 6.  SELECTED FINANCIAL DATA

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUE, EARNINGS AND CASH
FLOW DATA FOR THE YEARS ENDED
JUNE 30                         2002      2001      2000    1999 (1)    1998
----------------------------- --------  --------  --------  --------  --------
Net sales                     $130,900  $115,357  $103,838  $ 90,901  $ 67,291
Gross margin                      75.2%     75.4%     74.2%     69.9%     70.3%
Selling, general and
 administrative expenses          14.9%     15.4%     16.7%     18.6%     22.8%
Research and development
 expenses                         13.3%     12.6%     10.8%     13.2%     15.8%
Interest expense                 1,320     1,381     1,441        --        --
Earnings before income
 taxes(2)                       37,736    47,808    39,412    26,054    22,411
Net earnings(2)                 27,130    34,045    26,583    16,656    15,183
Diluted earnings per share(2)     0.64      0.80      0.63      0.40      0.39
Capital expenditures            22,276     6,815    30,368     5,564     2,780
Depreciation and amortization   12,688    12,737    12,651    11,890     2,303
Change in net working capital    6,148    34,560    36,352   (12,544)   15,033
Net cash provided by
 operating activities(2)        27,667    46,372    38,739    28,422    20,875
Return on sales(2)                20.7%     29.5%     25.6%     18.3%     22.6%
Return on average equity(2)       14.1%     21.4%     22.3%     20.7%     27.1%



BALANCE SHEET, COMMON STOCK
AND EMPLOYEE DATA AS OF
JUNE 30                         2002      2001      2000    1999 (1)    1998
----------------------------- --------  --------  --------  --------  --------
Cash, cash equivalents and
 short-term available-for-
 sale investments             $ 97,064  $ 97,072  $ 59,824  $ 29,114  $ 41,436
Receivables                     19,414    18,322    15,601    13,520    10,002
Inventories                      6,077     5,438     4,652     5,715     3,811
Working capital                114,448   108,300    73,740    37,388    49,932
Total assets                   238,247   215,525   180,410   123,801    72,785
Long-term debt, less
 current portion                17,101    18,050    18,935        --        --
Stockholders' equity           206,517   177,660   141,145    96,838    63,831
Average common and common
 equivalent shares
 (in thousands)                 42,523    42,668    42,206    41,373    39,215
Book value per share(3)           4.97      4.29      3.41      2.41      1.67
Share price:
 High                            37.05     74.00     70.00     14.75     10.00
 Low                             25.30     22.50     12.38      6.13      6.72
Price to earnings ratio             44        41       103        31        25
Current ratio                     8.82      7.81      6.87      3.78      7.84
Quick ratio                       7.96      7.26      6.00      3.17      7.05
Full-time employees                509       494       440       402       356


(1) The Company acquired the research products business of Genzyme Corporation on July 1, 1998.

(2) Fiscal 2002 results include a $17,500,000 before tax charge ($11,375,000 after tax and $.27 diluted earnings per share) for settlement of litigation with Amgen, Inc.

(3) Total stockholders' equity divided by total shares outstanding at June 30.


The Company has not declared any cash dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY STRUCTURE

TECHNE Corporation (the Company) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two operating segments: its Biotechnology Division and its Hematology Division. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Europe, the Company's third operating segment, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. R&D Europe has a German sales subsidiary, R&D Systems GmbH. The Company also had a foreign sales corporation, Techne Export Inc., which was dissolved in fiscal 2002.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has identified the policies outlined below as critical to its business operations and an understanding of results of operations. The listing is not intended to be a comprehensive list of all accounting policies.

Valuation of accounts receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's general expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have occurred in the past.

Valuation of inventory

Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventories on hand and records a provision for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. The provision for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management initiatives. Any significant unanticipated changes in product demand or market conditions could have an impact on the value of inventories.

Income taxes

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes have been made for all years presented.

Assessment of claims or pending litigation

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. The ultimate outcomes of these matters, by their nature, are difficult to predict. Accordingly, management may be unable to make a reasonable estimate of the liabilities that could result from unfavorable outcomes of any asserted claims or pending litigation. As additional information becomes available, the Company will assess the potential liabilities related to claims or pending litigation and revise estimates as needed. Such revisions could materially impact the Company's consolidated financial position or results of operations.


RESULTS OF OPERATIONS

Net sales for fiscal 2002 were $130,900,395, an increase of $15,543,833 (13%) from fiscal 2001. Net sales by R&D Systems' Biotechnology Division for the period increased $10,998,256 (15%). Net sales by R&D Systems' Hematology Division increased $860,192 (6%) and net sales by R&D Europe increased $3,685,385 (14%). The increase in consolidated net sales for the fiscal year was due largely to increased sales of proteins and antibodies.

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

Gross margins, as a percentage of sales, decreased slightly from 75.4% in fiscal 2001 to 75.2% in fiscal 2002. Biotechnology Division gross margins increased from 78.6% to 79.2% in fiscal 2002 as a result of increased manufacturing efficiencies. R&D Europe gross margins decreased from 38.3% to 36.1% in fiscal 2002 mainly as a result of changes in exchange rates. Hematology Division gross margins decreased from 46.7% to 45.0% in fiscal 2002 as a result of higher raw material costs in the second quarter of the year. Blood costs increased significantly during the second quarter of fiscal 2002 as a result of a decreased blood supply. Costs decreased during the remainder of the year when the blood supply returned to a more normal level.

Gross margins, as a percentage of sales, increased from 74.2% in fiscal 2000 to 75.4% in fiscal 2001. Biotechnology Division gross margins increased from 76.9% to 78.6% in fiscal 2001. Margins in the first half of fiscal 2000 were affected by higher cost inventory acquired from Genzyme. R&D Europe gross margins decreased from 41.9% to 38.3% in fiscal 2001 mainly as a result of changes in exchange rates. Hematology Division gross margins decreased from 48.4% to 46.7% in fiscal 2001 as a result of changes in product mix.

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

Selling, general and administrative expenses increased $1,839,980 (10%), $399,084 (2%) and $452,914 (3%) in fiscal 2002, 2001 and 2000. The increase in each year was mainly the result of increased wages and benefits. In fiscal 2001, the increase in wages and benefits was partially offset by the effect of exchange rate changes and in fiscal 2000, the increase was partially offset by decreased rent expense due to the purchase of R&D Systems' Minneapolis facility at the beginning of the fiscal year.

Research and development expenses increased $2,948,034 and $3,323,924 in fiscal 2002 and 2001, respectively, and decreased $806,489 in fiscal 2000. Included in fiscal 2002 research and development expenses were losses of $1,350,435 and $505,015 by ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI), development stage companies in which Company has invested. Fiscal 2001 research and development expenses included losses by CCX of $499,687. Fiscal 2000 research and development expenses included income of $642,585 by CCX as a result of research grant money received by CCX, which offset CCX's research expenses. Exclusive of CCX and DGI, research and development expenses by the Company increased $1.6 million, $2.4 million and $1.6 million in fiscal 2002, 2001 and 2000, respectively. These increases were primarily the result of the development and release of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division and the development and release of several new Hematology Division control products.

Litigation settlement. In the fourth quarter of fiscal 2002, the Company recorded a $17.5 million charge as a result of a litigation settlement. In fiscal 2000, Amgen, Inc. had presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company brought a declaratory judgement action seeking to have the court declare that no amount was owed on the invoices. Amgen, Inc. filed a counterclaim seeking the $28 million plus interest and attorneys fees. On May 30, 2002, the parties agreed to a $17.5 million cash settlement of the dispute. The settlement was paid in June 2002 with cash on hand and the liquidation of approximately $15 million of short-term available-for-sale investments. The after-tax amount of the charge to Techne's fiscal 2002 results was approximately $11.4 million or $.27 per diluted share. Excluding the settlement, earnings per diluted share would have been $.91 for the fiscal year compared to $.80 in the prior year. Future operations and sales will not be affected adversely in any way as a direct result of the settlement.

Earnings before taxes decreased from $47,808,376 in fiscal 2001 to $37,735,669 in fiscal 2002. The decrease was the result of the litigation settlement discussed above. Excluding the settlement, Techne's earnings before taxes for the fiscal year would have been approximately $55.2 million compared to $47.8 million in the prior year, an increase of $7.4 million. R&D Systems' Biotechnology Division earnings increased $8,010,086, R&D Systems' Hematology Division earnings increased $37,292 and R&D Europe earnings increased $1,193,382. The increases in earnings were due mainly to increased sales. The increased earnings by the above segments were partially offset by $850,748 and $505,015 in increased operating losses by CCX and DGI as a result of increased research spending.

Earnings before taxes increased from $39,411,797 in fiscal 2000 to $47,808,376 in fiscal 2001. The increase in earnings was primarily the result of a $8,543,176 increase in R&D Systems' Biotechnology Division earnings, a $573,280 increase in R&D Systems' Hematology Division earnings and a $270,873 increase in R&D Europe earnings. The increases in earnings were due mainly to increased sales and improved Biotechnology Division gross margins. The increased earnings by the above segments were partially offset by a $1,142,272 increase in operating losses by CCX as a result of increased research spending.

Earnings before taxes increased from $26,054,010 in fiscal 1999 to $39,411,797 in fiscal 2000. The increase in earnings was primarily the result of a $10,803,845 increase in R&D Systems' Biotechnology Division earnings, a $777,379 increase in R&D Systems' Hematology Division earnings and a $804,885 increase in R&D Europe earnings. The increases in earnings were due mainly to increased sales and improved Biotechnology Division gross margins. In addition, as a result of the research grant money received by CCX in fiscal 2000, CCX's losses decreased $2,059,224 from fiscal 1999. The above increases in earnings were partially offset by increased interest expense related to financing of the building acquisition.

Income taxes for fiscal 2002, 2001 and 2000 were provided at rates of approximately 28%, 29% and 33%, respectively. The tax rate in fiscal 2002 includes the effect of a $1 million credit due to changes in state tax regulations. The tax rate in fiscal 2001 includes the effect of a one-time $1.2 million credit as a result of the close-out of pending issues related to a state income tax examination for fiscal years 1996 through 1999. U.S. federal and state taxes have been reduced as a result of tax-exempt interest income, the benefit of extraterritorial income in fiscal 2002, the benefit of the foreign sales corporation in fiscal 2001 and 2000, and the federal and state credit for research and development expenditures. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                       FISCAL 2002                     FISCAL 2001
             -------------------------------  -------------------------------
              FIRST  SECOND   THIRD  FOURTH    FIRST  SECOND   THIRD  FOURTH
               QTR.    QTR.    QTR.  QTR.(1)    QTR.    QTR.    QTR.    QTR.
             ------- ------- ------- -------  ------- ------- ------- -------

Net sales    $29,843 $31,137 $34,285 $35,636  $27,722 $26,689 $30,241 $30,705
Gross margin  22,295  23,109  25,893  27,096   20,917  19,922  22,748  23,345
Earnings
 (loss) be-
 fore taxes   12,256  12,407  15,350  (2,277)  11,283  10,436  12,684  13,406
Income taxes   3,831   3,972   4,776  (1,973)   3,780   3,453   2,519   4,011
Net earnings
 (loss)        8,425   8,435  10,574    (304)   7,503   6,983  10,165   9,395
Basic earn-
 ings (loss)
 per share      0.20    0.20    0.25   (0.01)    0.18    0.17    0.25    0.23
Diluted earn-
 ings (loss)
 per share      0.20    0.20    0.25   (0.01)    0.18    0.16    0.24    0.22

(1) Results include a $17,500,000 before tax charge ($11,375,000 after tax) for settlement of litigation with Amgen, Inc. Excluding the settlement basic and diluted earnings per share would have been $.27 and $.26, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term available-for-sale investments at June 30, 2002 were $97,063,821 compared to $97,071,868 at June 30, 2001. At June
30, 2000, cash, equivalents and short-term available-for-sale investments were $59,824,291. The Company has an unsecured line of credit of $750,000 available at June 30, 2002. The line of credit expires on October 31, 2002. The interest rate on the line of credit is at the prime rate of 4.75% at June 30, 2002.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations, debt repayment, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments.

Cash flows from operating activities

The Company generated cash from operations of $27,667,227, $46,371,711 and $38,739,403 in fiscal 2002, 2001 and 2000, respectively. The decrease in cash generated from operating activities in fiscal 2002 compared to 2001 was a result of decreased net earnings due to the $17.5 million litigation settlement and increased income tax payments. The majority of the increase in cash generated from operating activities in fiscal 2001 compared to fiscal 2000 resulted from an increase in net earnings after adjustment for noncash expenses.

Cash flows from investing activities

The Company's net (proceeds) purchases of short-term available-for-sale investments in fiscal 2002, 2001 and 2000 was ($5,132,736), $33,335,894 and
$26,123,527, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

On August 2, 2001, the Company made an equity investment of $3 million in Discovery Genomics, Inc. (DGI). DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drug targets. The Company holds a 39% equity interest in DGI and accounts for this investment under the equity method of accounting. The Company's net investment in DGI was $2,494,985 at June 30, 2002.

Capital additions (excluding the building purchases and construction discussed below) were $2,645,977, $4,920,832 and $8,505,709 in fiscal 2002,
2001 and 2000, respectively. Included in fiscal 2002, 2001 and 2000 capital additions are building improvements of $.5 million, $2.3 million and $5.1 million related to R&D Systems' remodeling. The remaining capital additions were for laboratory, manufacturing and computer equipment. Capital additions for laboratory, manufacturing and computer equipment planned for fiscal 2003 are expected to be approximately $1.4 million and are expected to be financed through currently available cash and cash generated from operations.

On March 15, 2002, the Company purchased property adjacent to its Minneapolis facility for approximately $8.9 million. In fiscal 2000, the Company paid $2 million and issued warrants to purchase 120,000 shares of common stock as a deposit on the acquisition. The warrants were valued at $858,000. The remaining $6 million purchase price was financed through cash on hand. The Company has begun to renovate this property and to build an infill to connect it to its current facility. The Company incurred costs of $7.8 million in fiscal 2002 on this construction. Remaining construction costs are estimated to be approximately $16 million with the completion of the construction expected in late fiscal 2003. The construction is expected to be financed through cash on hand and cash generated from operations.

During fiscal 2002, the Company completed construction of a $7.8 million parking ramp at its Minneapolis facility. Construction was begun on the ramp in fiscal 2001 and $1.9 million of the construction costs were paid in that year. The remaining $5.9 million of construction costs paid in fiscal 2002 were financed through cash on hand and cash generated from operations.

On July 1, 1999, the Company purchased the facilities it had occupied in Minneapolis, Minnesota for approximately $28 million. Cash of $4 million and 200,000 shares of common stock valued at $2.16 million were placed in escrow during fiscal 1999. The remainder of the purchase price was financed through cash on hand and a $20.4 million 15-year mortgage.

The Company paid $1,999,000 on March 15, 2002 as a nonrefundable deposit on an option, which expires in 2005, to purchase additional property adjacent to its Minneapolis facility. In fiscal 2000, the Company had paid an original $1,000 deposit on this option.

Cash flows from financing activities

The Company received $332,173, $814,892 and $6,470,910 for the exercise of options for 87,400, 89,616 and 1,052,046 shares of common stock in fiscal 2002, 2001 and 2000, respectively.

In fiscal 2002 and 2001, the Company purchased and retired 30,000 and 40,000 shares of Company common stock at market values of $745,615 and $1,163,768, respectively. In May 1995, the Company announced a plan to purchase and retire up to $5 million of its common stock. In April 1997 and January 2001 this was increased an additional $5 million and $10 million, respectively. Through June 30, 2002, $10,663,497 of common stock had been purchased under the plan. Subsequent to June 30, 2002, the Company has purchased an additional $5,864,890 of common stock. Any additional purchases will be funded from currently available cash.

The Company has never paid cash dividends and has no plans to do so in fiscal 2003. The Company's earnings will be retained for reinvestment in the business.

Contractual obligations

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2002:

                                      Payments Due by Period ($000's)
                              ----------------------------------------------
                              Less than                              After
                     Total     1 Year     1-3 Years     4-5 Years    5 Years
                     -----    ---------   ---------     ---------    -------
Long-term debt     $18,050    $  950      $ 2,110       $ 2,434      $12,556
Operating leases     5,727       481          897           834        3,515


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company adopted SFAS No. 142 on July 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to complete an initial goodwill impairment test. The Company is currently assessing, but has not yet determined, if a cumulative effect adjustment will be required upon adoption. As of June 30, 2002, the Company had net goodwill and other intangible assets of approximately $12.6 million and $6.3 million, respectively. Amortization expense recorded during fiscal 2002, 2001, and 2000 was approximately $8.5 million, $8.9 million and $9.2 million, respectively.

In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operations of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for the Company in fiscal 2003. Management believes that the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for the Company in fiscal 2003. Management believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 will be effective for the Company on July 1, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by the Company after December 31, 2002.


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

For additional information on risks and uncertainties, see the Company's periodic reports filed with the Securities and Exchange Commission.


            ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

At the end of fiscal 2002, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $70,671,341 (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of June 30, 2002, the Company's long-term debt consisted of a mortgage note payable with a fixed interest rate of 7% through July 2006 and is thereafter adjusted based on U.S. Treasury rates. Thus, during the period that the interest rate is fixed, interest rate fluctuations would not impact interest expense or cash flows. However, the mortgage note payable will increase or decrease in value if market interest rates change. As of June 30, 2002, the fair market value of the Company's mortgage note payable approximated its carrying value.


         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF EARNINGS
                     TECHNE CORPORATION AND SUBSIDIARIES


                                               YEAR ENDED JUNE 30,
                                        2002          2001          2000
                                    ------------  ------------  ------------
Net sales                           $130,900,395  $115,356,562  $103,838,155
Cost of sales                         32,507,846    28,424,906    26,750,650
                                    ------------  ------------  ------------
Gross margin                          98,392,549    86,931,656    77,087,505

Operating expenses:
 Selling, general and administrative  19,554,195    17,714,215    17,315,131
 Research and development             17,470,267    14,522,233    11,198,309
 Amortization of intangible assets
  (Note A)                             8,549,246     8,889,254     9,229,250
 Litigation settlement (Note F)       17,500,000            --            --
Interest expense                       1,320,479     1,381,276     1,441,272
Interest income                       (3,737,307)   (3,383,698)   (1,508,254)
                                    ------------  ------------  ------------
                                      60,656,880    39,123,280    37,675,708
                                    ------------  ------------  ------------
Earnings before income taxes          37,735,669    47,808,376    39,411,797
Income taxes (Note H)                 10,606,000    13,763,000    12,829,000
                                    ------------  ------------  ------------
Net earnings                        $ 27,129,669  $ 34,045,376  $ 26,582,797
                                    ============  ============  ============
Earnings per share:
 Basic                              $       0.65  $       0.82  $       0.65
 Diluted                            $       0.64  $       0.80  $       0.63
Weighted average common
 shares outstanding:
 Basic                                41,507,727    41,438,670    40,625,482
 Diluted                              42,522,664    42,668,236    42,206,042


                See Notes to Consolidated Financial Statements.


                          CONSOLIDATED BALANCE SHEETS
                      TECHNE CORPORATION AND SUBSIDIARIES


                                                        JUNE 30,
                                                  2002           2001
                                              ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                    $ 26,392,480   $ 21,267,791
 Short-term available-for-sale
  investments (Note A)                          70,671,341     75,804,077
 Trade accounts receivable, less
  allowance for doubtful accounts
  of $263,000 and $126,000, respectively        16,913,002     15,894,048
 Interest receivable                             2,500,616      2,428,240
 Inventories (Note C)                            6,077,035      5,437,594
 Deferred income taxes (Note H)                  3,762,000      2,720,000
 Prepaid expenses                                  915,854        639,759
 Income taxes receivable                         1,845,421             --
                                              ------------   ------------
   Total current assets                        129,077,749    124,191,509
Property and equipment, net (Note D)            70,312,602     49,193,972
Intangible assets, net (Note A)                 18,897,000     27,446,246
Deferred income taxes (Note H)                   9,400,000      4,128,000
Other long-term assets (Notes A and F)          10,559,608     10,565,386
                                              ------------   ------------
                                              $238,246,959   $215,525,113
                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                       $  4,326,359   $  3,477,072
 Salaries, wages and related accounts            2,873,505      2,302,553
 Other accounts payable and accrued expenses     6,480,023      6,155,189
 Income taxes payable                                   --      3,071,982
 Current portion of long-term debt (Note E)        949,637        884,760
                                              ------------   ------------
   Total current liabilities                    14,629,524     15,891,556

Royalty payable                                         --      3,923,000
Long-term debt, less current portion (Note E)   17,100,652     18,050,289

Commitments and contingencies (Note F)                  --             --

Stockholders' equity (Note G):
 Undesignated capital stock, no par;
  authorized 5,000,000 shares;
  none issued or outstanding                            --             --
 Common stock, par value $.01 a share;
  authorized 100,000,000 shares;
  issued and outstanding 41,562,136 and
  41,432,390 shares, respectively                  415,621        414,324
 Additional paid-in capital                     58,584,103     57,382,636
 Retained earnings                             147,369,149    121,209,686
 Accumulated other comprehensive
  income (loss)                                    147,910     (1,346,378)
                                              ------------   ------------
   Total stockholders' equity                  206,516,783    177,660,268
                                              ------------   ------------
                                              $238,246,959   $215,525,113
                                              ============   ============

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      TECHNE CORPORATION AND SUBSIDIARIES


                                                                                   ACCUM.
                                                                                    OTHER
                                                                                  COMPRE-
                                                    ADDITIONAL                    HENSIVE
                                  COMMON STOCK         PAID-IN      RETAINED       INCOME
                                 SHARES    AMOUNT      CAPITAL      EARNINGS       (LOSS)         TOTAL
                             ----------  --------  -----------  ------------  -----------  ------------

Balances at June 30, 1999    40,265,310  $402,653  $34,324,255  $ 62,058,879  $    52,600  $ 96,838,387
 Comprehensive income:
  Net earnings                       --        --           --    26,582,797           --    26,582,797
  Other comprehensive
   loss, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --            --     (514,716)     (514,716)
                                                                                           ------------
 Comprehensive income                                                                        26,068,081
 Common stock issued:
  Exercise of options
   (Note G)                   1,129,630    11,296    6,765,125            --           --     6,776,421
 Fair value of warrants
  issued (Note G)                    --        --      858,000            --           --       858,000
 Surrender and retirement
  of stock to exercise
  options (Note K)              (12,942)     (129)          64      (305,446)          --      (305,511)
 Tax benefit from exercise
  of stock options                   --        --   10,910,000            --           --    10,910,000
                             ----------  --------  -----------  ------------  -----------  ------------
Balances at June 30, 2000    41,381,998   413,820   52,857,444    88,336,230     (462,116)  141,145,378
 Comprehensive income:
  Net earnings                       --        --           --    34,045,376           --    34,045,376
  Other comprehensive
   loss, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --            --     (884,262)     (884,262)
                                                                                            -----------
 Comprehensive income                                                                        33,161,114
 Common stock issued:
  Exercise of options
   (Note G)                      90,616       906      822,540            --           --       823,446
 Surrender and retirement
  of stock to exercise
  options (Note K)                 (224)       (2)          --        (8,552)          --        (8,554)
 Repurchase and retirement
  of common stock               (40,000)     (400)          --    (1,163,368)          --    (1,163,768)
 Sale of stock by equity
  method investee (Note A)           --        --    3,387,652            --           --     3,387,652
 Tax benefit from exercise
  of stock options                   --        --      315,000            --           --       315,000
                             ----------  --------  -----------  ------------  -----------  ------------
Balances at June 30, 2001    41,432,390   414,324   57,382,636   121,209,686   (1,346,378)  177,660,268
 Comprehensive income:
  Net earnings                       --        --           --    27,129,669           --    27,129,669
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --            --    1,494,288     1,494,288
                                                                                           ------------
 Comprehensive income                                                                        28,623,957
 Common stock issued:
  Exercise of options
   (Note G)                     167,400     1,674      555,467            --           --       557,141
 Surrender and retirement
  of stock to exercise
  options (Note K)               (7,654)      (77)          --      (224,891)          --      (224,968)
 Repurchase and retirement
  of common stock               (30,000)     (300)          --      (745,315)          --      (745,615)
 Tax benefit from exercise
  of stock options                   --        --      646,000            --           --       646,000
                             ----------  --------  -----------  ------------  -----------  ------------
Balances at June 30, 2002    41,562,136  $415,621  $58,584,103  $147,369,149  $   147,910  $206,516,783
                             ==========  ========  ===========  ============  ===========  ============


                See Notes to Consolidated Financial Statements.


                       CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE K)
                           TECHNE CORPORATION AND SUBSIDIARIES


                                                YEAR ENDED JUNE 30,
                                          2002          2001          2000
                                      ------------  ------------  ------------
Cash flows from operating activities:
 Net earnings                         $ 27,129,669  $ 34,045,376  $ 26,582,797
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization        12,687,915    12,737,448    12,651,350
   Deferred income taxes                (6,292,000)     (508,000)   (1,157,000)
   Other                                 2,445,232       919,722      (404,042)
   Change in current assets and
    current liabilities:
     (Increase) decrease in:
      Trade accounts and
       interest receivable                (855,339)   (3,036,047)   (2,141,023)
      Inventories                         (560,517)     (846,902)      986,120
      Prepaid expenses                    (210,042)     (153,452)       (9,850)
     Increase (decrease) in:
      Trade and other
       accounts payable                 (2,829,566)   (2,867,638)   (2,898,880)
      Salaries, wages and
       related accounts                    553,404      (680,839)      695,184
      Income taxes payable/receivable   (4,401,529)    6,762,043     4,434,747
                                      ------------  ------------  ------------
  Total adjustments                        537,558    12,326,335    12,156,606
                                      ------------  ------------  ------------
      Net cash provided by
       operating activities             27,667,227    46,371,711    38,739,403

Cash flows from investing activities:
 Real estate deposits                   (1,999,000)           --    (2,001,000)
 Additions to property and equipment   (22,276,262)   (6,814,953)  (30,367,862)
 Purchase of short-term available-
  for-sale investments                 (64,679,571)  (57,177,268)  (39,569,406)
 Proceeds from sale of short-term
  available-for-sale investments        69,812,307    23,841,374    13,445,879
 Increase in other long-term assets     (3,259,103)     (500,000)   (1,552,160)
                                      ------------  ------------  ------------
      Net cash used in
       investing activities            (22,401,629)  (40,650,847)  (60,044,549)

Cash flows from financing activities:
 Issuance of common stock                  332,173       814,892     6,470,910
 Repurchase of common stock               (745,615)   (1,163,768)           --
 Proceeds from issuance of
  long-term debt                                --            --    20,400,000
 Payments on long-term debt               (884,760)     (824,315)     (640,636)
                                      ------------  ------------  ------------
      Net cash (used in) provided
       by financing activities          (1,298,202)   (1,173,191)   26,230,274

Effect of exchange rate changes
 on cash and cash equivalents            1,157,293      (635,990)     (338,488)
                                      ------------  ------------  ------------
Net increase in cash and
 cash equivalents                        5,124,689     3,911,683     4,586,640
Cash and cash equivalents
 at beginning of year                   21,267,791    17,356,108    12,769,468
                                      ------------  ------------  ------------
Cash and cash equivalents at
 end of year                          $ 26,392,480  $ 21,267,791  $ 17,356,108
                                      ============  ============  ============


                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      TECHNE CORPORATION AND SUBSIDIARIES

                    Years Ended June 30, 2002, 2001 and 2000

A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: TECHNE Corporation and Subsidiaries (the Company) are engaged domestically in the development and manufacture of biotechnology products and hematology calibrators and controls. These activities are primarily conducted through its wholly owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly owned English subsidiary, R&D Systems Europe Ltd., the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany. The Company also had a foreign sales corporation, Techne Export Inc., which was dissolved in fiscal 2002.

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

RISK AND UNCERTAINTIES: There are no concentrations of business transacted with a particular customer or supplier nor concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

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

REVENUE RECOGNITION: The Company recognizes revenues upon shipment of products. Revenues are reduced to reflect estimated returns. Freight charges to customers are included in net sales and freight costs are included in cost of sales.

RESEARCH AND DEVELOPMENT: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

EARNINGS PER SHARE: The number of shares used to calculate earnings per share are as follows:

                                         YEAR ENDED JUNE 30,
                                   2002         2001         2000
                                ----------   ----------   ----------
Weighted average common
 shares outstanding (basic)     41,507,727   41,438,670   40,625,482
Dilutive stock options
 and warrants outstanding        1,014,937    1,229,566    1,580,560
                                ----------   ----------   ----------
Weighted average common shares
 outstanding (diluted)          42,522,664   42,668,236   42,206,042
                                ==========   ==========   ==========

CASH AND EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of less than three months.

SHORT-TERM INVESTMENTS: Short-term investments consist of bonds with original maturities of generally three months to three years.

The Company reports marketable securities at fair market value. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. The Company considers all of its marketable securities available-for-sale. Fair market values are based on quoted market prices.

Proceeds from maturities and sales of available-for-sale securities were $69,812,307, $23,841,374 and $13,445,879 during fiscal 2002, 2001 and 2000, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses at June 30, 2002, 2001 and 2000 were not material.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of five to forty years.

INTANGIBLES: Intangible assets related to the acquisition of Genzyme Corporation's research products business in fiscal 1999 and Amgen Inc.'s research reagent and diagnostic kit business in fiscal 1992 are amortized on a straight-line basis over the estimated useful lives and consist of the following:

                                                       JUNE 30,
                                 USEFUL LIFE       2002         2001
                                 -----------   -----------   -----------
Customer list                     10 years     $18,010,000   $18,010,000
Technology licensing agreements   16 years         500,000       500,000
Goodwill                           6 years      39,075,089    39,075,089
                                               -----------   -----------
                                                57,585,089    57,585,089
Less accumulated amortization                   38,688,089    30,138,843
                                               -----------   -----------
                                               $18,897,000   $27,446,246
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

INVESTMENTS: The Company's accounting policy is to recognize gains arising from issuances of stock by subsidiaries or equity method investees as a component of stockholders' equity for all issuances that meet the conditions of SEC Staff Accounting Bulletin (SAB) No. 51., ACCOUNTING FOR THE SALE OF STOCK BY A SUBSIDIARY.

The Company has an interest in the issued and outstanding voting shares of ChemoCentryx, Inc. (CCX), a technology and drug development company. The Company accounts for this investment under the equity method of accounting and through January 2001 had a 49% interest in CCX. Through January 2001, the Company included 100% of the operating results of CCX in its consolidated financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. In February 2001, CCX obtained $23 million in financing through the issuance of 8,846,154 shares of preferred stock. The Company currently holds approximately 26% of the outstanding voting stock of CCX and is including CCX operating results in its consolidated financial statements based on its ownership percentage. The Company's net investment in CCX, which is included in other long-term assets, was $5,091,046 and $6,441,481 at June 30, 2002 and 2001, respectively.

On August 2, 2001, the Company made an equity investment of $3 million in Discovery Genomics, Inc. (DGI). DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drug targets. The Company holds a 39% equity interest in DGI and accounts for this investment under the equity method of accounting. The Company's net investment in DGI, which is included in other long-term assets, was $2,494,985 at June 30, 2002.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company has determined that it has no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

NEW ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company adopted SFAS No. 142 on July 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to complete an initial goodwill impairment test. The Company is currently assessing, but has not yet determined, if a cumulative effect adjustment will be required upon adoption. As of June 30, 2002, the Company had net goodwill and other intangible assets of approximately $12.6 million and $6.3 million, respectively. Amortization expense recorded during fiscal 2002, 2001, and 2000 was approximately $8.5 million, $8.9 million and $9.2 million, respectively.

In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operations of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for the Company in fiscal 2003. Management believes that the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for the Company in fiscal 2003. Management believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 will be effective for the Company on July 1, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by the Company after December 31, 2002.


B. PROPERTY ACQUISITION:

On March 15, 2002, the Company purchased property adjacent to its Minneapolis facility for approximately $8.9 million. In fiscal 2000, the Company paid $2 million and issued warrants to purchase 120,000 shares of common stock as a deposit on the acquisition. The warrants were valued at $858,000. The remaining $6 million purchase price was financed through cash on hand.


C. INVENTORIES:

Inventories consist of:

                                                JUNE 30,
                                           2002            2001
                                        ----------      ----------
Raw materials                           $2,785,949      $2,552,179
Finished goods                           3,172,191       2,749,820
Supplies                                   118,895         135,595
                                        ----------      ----------
                                        $6,077,035      $5,437,594
                                        ==========      ==========


D. PROPERTY AND EQUIPMENT:

Property and equipment consist of:

                                                JUNE 30,
                                          2002            2001
                                       -----------     -----------
Cost:
   Land                                $ 1,571,000     $   871,000
   Buildings and improvements           63,541,408      47,012,870
   Building construction in progress     7,728,660       1,894,121
   Laboratory equipment                 16,694,898      15,023,754
   Office and computer equipment         4,263,512       3,833,730
   Leasehold improvements                  497,087         459,191
                                       -----------     -----------
                                        94,296,565      69,094,666
Less accumulated depreciation and
 amortization                           23,983,963      19,900,694
                                       -----------     -----------
                                       $70,312,602     $49,193,972
                                       ===========     ===========


E. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2002. The line of credit expires on October 31, 2002. The interest rate charged on the line of credit is at the prime rate of 4.75% at June 30, 2002. There were no borrowings on the line outstanding as of June 30, 2002 and 2001.

Long-term debt consists of:

                                               JUNE 30,
                                          2002            2001
                                       -----------     -----------
Mortgage note, payable in monthly
 installments of $183,631 including
 interest                              $18,050,289     $18,935,049
Less current portion                       949,637         884,760
                                       -----------     -----------
                                       $17,100,652     $18,050,289
                                       ===========     ===========

The interest rate on the mortgage note is fixed at 7% through July 2006 and is thereafter adjusted based on U.S. Treasury rates.

Principal maturities of long-term debt as of June 30, 2002 are as follows:

YEAR ENDING JUNE 30:
--------------------
2003                                   $   949,637
2004                                     1,016,017
2005                                     1,093,772
2006                                     1,173,975
2007                                     1,260,058
Thereafter                              12,556,830
                                       -----------
                                       $18,050,289
                                       ===========


F. COMMITMENTS AND CONTINGENCIES:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2002, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:

YEAR ENDING JUNE 30:
--------------------

2003                                   $   481,180
2004                                       457,254
2005                                       439,767
2006                                       434,501
2007                                       399,801
Thereafter                               3,515,011
                                       -----------
                                       $ 5,727,514
                                       ===========

Total rent expense was approximately $406,000, $337,000 and $305,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

In fiscal 1999, the Company entered into an option agreement for real estate adjacent to its R&D Systems; facility. The purchase price for the property under the option is $7 million plus capital improvement costs. This option expires on January 1, 2005 and required a nonrefundable deposit of $2 million. A deposit of $1,000 was made on this option in fiscal 2000 with the remainder of the deposit made on March 15, 2002. The deposit is included in other long-term assets.

In fiscal 2000, Amgen, Inc. had presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. The Company brought a declaratory judgement action seeking to have the court declare that no amount was owed on the invoices. Amgen, Inc. filed a counterclaim seeking the $28 million plus interest and attorneys fees. On May 30, 2002, the parties agreed to a $17.5 million full, complete and final cash settlement of the dispute. The settlement was paid prior to June 30, 2002.

Portions of the Company's short-term available-for-sale investments were held in brokerage accounts carried by a clearing firm which in September 2001 was placed in bankruptcy. In October 2001, the trustee appointed pursuant to the Securities Investor Protection Act released to the Company cash and securities representing approximately 90% of the total value of the accounts and has withheld securities and cash equivalents in the amount of approximately $3.5 million pending resolution of the bankruptcy proceeding. The Company has been notified by the trustee that an additional distribution of securities of approximately $2.5 million would be made to the Company subsequent to June 30, 2002. Management believes that all of its securities and cash equivalents will be returned to the Company as the trustee has available the assets of customers' accounts, SIPC insurance and third party insurance. Accordingly, no impairment loss has been recognized at this time.

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

Stock option activity during the three years ended June 30, 2002 consists of the following:

                                                 WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE
                                    ---------    ----------------
Outstanding at June 30, 1999        2,315,666       $  5.43
   Granted                            231,304         17.93
   Exercised                       (1,129,630)         6.00
                                   ----------
Outstanding at June 30, 2000        1,417,340          7.02
   Granted                            593,098         38.23
   Canceled                           (15,348)        37.44
   Exercised                          (90,616)         9.09
                                   ----------
Outstanding at June 30, 2001        1,904,474         16.40
   Granted                             33,108         29.42
   Canceled                           (24,104)        36.50
   Exercised                         (167,400)         3.33
                                   ----------
Outstanding at June 30, 2002        1,746,078         17.62
                                   ==========
Options exercisable at June 30:
   2000                             1,298,338          6.55
   2001                             1,804,328         15.76
   2002                             1,684,860         17.22

Currently outstanding and exercisable stock options at June 30, 2002 consist of the following:

                                  OPTIONS OUTSTANDING
                    ------------------------------------------------
                                     WEIGHTED AVG.
                                      CONTRACTUAL     WEIGHTED AVG.
EXERCISE PRICES      OUTSTANDING      LIFE (YRS.)    EXERCISE PRICE
---------------     -------------   --------------   ---------------
$ 2.69-10.00           961,174             3.58           $  5.35
 10.01-20.00           205,498             5.92             18.02
 20.01-36.50           517,976             5.33             36.05
 50.00-65.00            61,430             8.25             52.94
                     ---------
                     1,746,078             4.58             17.62
                     =========

                          OPTIONS EXERCISABLE
                    -------------------------------
                                     WEIGHTED AVG.
EXERCISE PRICES      EXERCISABLE    EXERCISE PRICE
---------------     -------------   ---------------

$ 2.69-10.00          961,174           $  5.35
 10.01-20.00          182,282             18.30
 20.01-36.50          479,974             36.01
 50.00-65.00           61,430             52.94
                    ---------
                    1,684,860             17.22
                    =========

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net earnings and earnings per share would have been as follows:

                                       YEAR ENDED JUNE 30,
                                2002           2001              2000
                            -----------    -----------       -----------
Net earnings:
 As reported                $27,129,669    $34,045,376       $26,582,797
 Pro forma                   25,998,856     16,624,096        24,817,402
Basic earnings per share:
 As reported                $      0.65    $      0.82       $      0.65
 Pro forma                         0.63           0.40              0.61
Diluted earnings per share:
 As reported                $      0.64    $      0.80       $      0.63
 Pro forma                         0.61           0.39              0.59

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of between 40% and 99%, risk-free interest rates between 4.6% and 6.1% and expected lives between 7 and 10 years.

WARRANTS: In fiscal 2000, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $11.89 per share as a nonrefundable deposit on an option to purchase property adjacent to its R&D Systems' facility. The fair market value of the warrants was $858,000.


H. INCOME TAXES:

The provisions for income taxes consist of the following:

                                          YEAR ENDED JUNE 30,
                               2002              2001             2000
                           -----------       -----------      -----------
Earnings before income
 taxes consist of:
 Domestic                  $31,214,045       $42,480,134      $34,354,428
 Foreign                     6,521,624         5,328,242        5,057,369
                           -----------       -----------      -----------
                           $37,735,669       $47,808,376      $39,411,797
                           ===========       ===========      ===========
Taxes (benefits) on
 income consist of:
Currently payable:
 Federal                   $14,408,000       $13,578,000      $ 1,358,000
 State                          11,000        (1,173,000)         305,000
 Foreign                     1,855,000         1,513,000        1,396,000
Tax benefit from exercise
 of stock options              646,000           315,000       10,910,000
Net deferred                (6,314,000)         (470,000)      (1,140,000)
                           -----------       -----------      -----------
                           $10,606,000       $13,763,000      $12,829,000
                           ===========       ===========      ===========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:

                                         YEAR ENDED JUNE 30,
                               2002              2001              2000
                           -----------       -----------       -----------
Computed expected federal
 income tax expense        $13,207,000       $16,733,000       $13,794,000
State income taxes,
 net of federal benefit         41,000        (1,138,000)          335,000
Foreign sales corporation           --          (697,000)         (566,000)
Extraterritorial income
 benefit                      (892,000)               --                --
Research and development
 credits                      (406,000)         (563,000)         (605,000)
Tax-exempt interest         (1,005,000)         (887,000)         (318,000)
Other                         (339,000)          315,000           189,000
                           -----------       -----------       -----------
                           $10,606,000       $13,763,000       $12,829,000
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

Deferred income taxes are provided to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

                                                       JUNE 30,
                                                 2002              2001
                                             -----------       -----------
Inventory                                    $ 2,334,000       $ 1,564,000
Inventory costs capitalized                      903,000           735,000
Unrealized profit on intercompany sales          346,000           306,000
Other                                            179,000           115,000
                                             -----------       -----------
Current asset                                  3,762,000         2,720,000
Excess of book over tax intangible
 asset amortization                            8,728,000         3,491,000
Excess of book over tax research expense         246,000           361,000
Excess of book over tax depreciation             603,000           503,000
Other                                           (177,000)         (227,000)
                                             -----------       -----------
Noncurrent asset                               9,400,000         4,128,000
                                             -----------       -----------
                                             $13,162,000       $ 6,848,000
                                             ===========       ===========

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company does not believe that such audits will have a material impact on the Company's financial position or results of operations.


I. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: Hematology Division, Biotechnology Division and R&D Systems Europe. The Hematology Division develops and manufactures hematology controls and calibrators for sale world-wide. The Biotechnology Division develops and manufactures biotechnology research and diagnostic products for sale world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. No customer accounted for more than 10% of the Company's revenues for the years ended June 30, 2002, 2001 and 2000.

The accounting policies of the segments are the same as those described in Note
A. In evaluating segment performance, management focuses on sales and income before taxes. Sales between segments are made at prices which would approximate transfers to unaffiliated distributors.

Following is financial information relating to the operating segments:

                                        YEAR ENDED JUNE 30,
                                  2002            2001            2000
                              -----------     -----------     -----------
External sales
   Hematology                 $ 15,570,656    $ 14,710,464    $ 13,575,463
   Biotechnology                84,654,661      73,656,405      64,230,320
   R&D Systems Europe           30,675,078      26,989,693      26,032,372
                              ------------    ------------    ------------
Total external sales          $130,900,395    $115,356,562    $103,838,155
                              ============    ============    ============
Intersegment sales
   Hematology                 $         --    $         --    $         --
   Biotechnology                16,726,082      15,010,487      13,422,813
   R&D Systems Europe               56,880          77,237         135,106
                              ------------    ------------    ------------
Total intersegment sales      $ 16,782,962    $ 15,087,724    $ 13,557,919
                              ============    ============    ============
Earnings before taxes
   Hematology                 $  5,094,411    $  5,057,119    $  4,483,839
   Biotechnology                47,776,492      39,766,406      31,223,230
   R&D Systems Europe            6,521,624       5,328,242       5,057,369
   Corporate and other         (21,656,858)     (2,343,391)     (1,352,641)
                              ------------    ------------    ------------
Total earnings before taxes   $ 37,735,669    $ 47,808,376    $ 39,411,797
                              ============    ============    ============
Interest income
   Hematology                 $    444,749    $    508,149    $    322,166
   Biotechnology                 2,520,245       2,032,596         751,720
   R&D Systems Europe              539,228         552,245         376,405
   Corporate and other             233,085         290,708          57,963
                              ------------    ------------    ------------
Total interest income         $  3,737,307    $  3,383,698    $  1,508,254
                              ============    ============    ============
Depreciation and amortization
   Hematology                 $    315,987    $    239,909    $    187,077
   Biotechnology                10,780,188      11,028,893      11,135,442
   R&D Systems Europe              251,649         174,940         221,272
   Corporate and other           1,340,091       1,293,706       1,107,559
                              ------------    ------------    ------------
Total depreciation
 and amortization             $ 12,687,915    $ 12,737,448    $ 12,651,350
                              ============    ============    ============
Capital purchases
   Hematology                 $    831,110    $    313,936    $    437,057
   Biotechnology                 2,332,490       3,472,146       4,122,418
   R&D Systems Europe              201,047         655,430         150,471
   Corporate and other          18,911,580       2,373,441      25,657,916
                              ------------    ------------    ------------
Total capital purchases       $ 22,276,227    $  6,814,953    $ 30,367,862
                              ============    ============    ============

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, the elimination of profit on intersegment sales, the litigation settlement and the operations of the Company's equity investments in ChemoCentryx, Inc. and Discovery Genomics, Inc.

Following is financial information relating to geographic areas:

                                  YEAR ENDED JUNE 30,
                                  2002            2001            2000
                              ------------    ------------    ------------
External sales
 United States                $ 80,957,103    $ 71,018,421    $ 62,927,628
 Other areas                    49,943,292      44,338,141      40,910,527
                              ------------    ------------    ------------
Total external sales          $130,900,395    $115,356,562    $103,838,155
                              ============    ============    ============
Long-lived assets
 United States                $ 71,615,578    $ 51,404,348    $ 48,928,147
 Other areas                       835,381         815,851         374,325
                              ------------    ------------    ------------
Total long-lived assets       $ 72,450,959    $ 52,220,199    $ 49,302,472
                              ============    ============    ============

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment and deposits on real estate.


J. BENEFIT PLANS:

PROFIT SHARING PLAN: The Company has a Profit Sharing and Savings Plan for non-union U.S. employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $1,022,000, $810,000 and $787,500 for the years ended June 30, 2002, 2001 and
2000, respectively.

STOCK BONUS PLANS: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans for the years ended June 30, 2002, 2001 and 2000 and operations have been charged $1,081,000, $851,000 and $832,000, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $98,000, $101,000 and $126,000 for the years ended June 30, 2002, 2001 and 2000, respectively. In addition, options for 3,108, 1,938 and 6,304 shares of common stock were granted to the executive officers during fiscal 2002, 2001 and 2000, respectively.


K. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items:

                                            YEAR ENDED JUNE 30,
                                   2002          2001             2000
                               -----------   -----------      -----------
Income taxes paid              $21,251,320   $ 7,508,196      $ 9,561,485
Interest paid                    1,325,640     1,386,085        1,326,009
Interest received                3,664,930     3,748,696        1,626,260

Noncash transactions during the years ended June 30, 2002, 2001 and 2000 consisted of:

In fiscal 2002, stock options for 80,000 shares of common stock were exercised by the surrender of 7,654 shares of common stock at fair market value of $224,968. In fiscal 2001, stock options for 1,000 shares of common stock were exercised by surrender of 224 shares of common stock at fair market value of $8,554. In fiscal 2000, stock options for 77,584 shares of common stock were exercised by surrender of 12,942 shares of common stock at fair market value of $305,511.



                          REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
TECHNE Corporation and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TECHNE Corporation and Subsidiaries at June 30, 2002 and 2001 and the results of their operations and cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
August 13, 2002




       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                PART III


               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                    ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


            ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                PART IV


         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K.

A.  (1)  List of Financial Statements.

         The following Consolidated Financial Statements are filed as part of this Report:

           Consolidated Statements of Earnings for the Years Ended June 30, 2002, 2001 and 2000

           Consolidated Balance Sheets as of June 30, 2002 and 2001

           Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements for the Years Ended June 30, 2002, 2001 and 2000

           Independent Auditors' Report


    (2)  Financial Statement Schedules.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                       Balance at  Provision                       Balance at
                       Beginning   Charged/(Credited)  Accounts    End of
                       of Year     to Income           Written Off Year
                       ----------  ------------------  ----------- ----------
            (000's)

Year ended June
 30, 2002:
   Allowance for
    doubtful accounts   $126           $137              $--        $263

Year ended June
  30, 2001:
   Allowance for
    doubtful accounts    162             29              (65)        126

Year ended June
  30, 2000:
   Allowance for
    doubtful accounts    300           (103)             (35)        162


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
TECHNE Corporation and Subsidiaries
Minneapolis, Minnesota

We have audited the consolidated financial statements of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated August 13, 2002; such consolidated financial statements and report are included in the Company's Fiscal 2002 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
August 13, 2002


     (3)  Exhibits.

          See Exhibit Index immediately following signature page.

B.  Reports on Form 8-K:

     No report on Form 8-K was filed during the quarter ended June 30, 2002.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECHNE CORPORATION

Date:  September 27, 2002             /s/ Thomas E. Oland
                                      -------------------
                                      By:  Thomas E. Oland
                                      Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                  Signature and Title
----                                  -------------------
September 27, 2002                    /s/ Thomas E. Oland
                                      -------------------
                                      Thomas E. Oland
                                      Chairman of the Board, President,
                                      Treasurer, Chief Executive Officer,
                                      Chief Financial and Accounting
                                      Officer and Director

September 27, 2002                    /s/ Roger C. Lucas, Ph.D.
                                      -------------------------
                                      Dr. Roger C. Lucas
                                      Vice Chairman and Director

September 27, 2002                    /s/ Howard V. O'Connell
                                      -----------------------
                                      Howard V. O'Connell, Director

September 27, 2002                    /s/ G. Arthur Herbert
                                      ----------------------
                                      G. Arthur Herbert, Director

September 27, 2002                    /s/ Randolph C. Steer, Ph.D., M.D.
                                      ----------------------------------
                                      Dr. Randolph C. Steer, Director

September 27, 2002                    /s/ Lowell E. Sears
                                      --------------------
                                      Lowell E. Sears, Director

September 27, 2002                    /s/ Christopher S. Henney, Ph.D., D.Sc.
                                      ---------------------------------------
                                      Dr. Christopher S. Henney, Director

September 27, 2002                    /s/ Timothy M. Heaney
                                      ---------------------
                                      Timothy M. Heaney
                                      Vice President, Secretary, General
                                      Counsel and Director



                                  CERTIFICATIONS

     I, Thomas E. Oland, certify that:

     1. I have reviewed this annual report on Form 10-K of Techne
        Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement or a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002



 /s/ Thomas E. Oland
--------------------
Thomas E. Oland
Chief Executive Officer and
Chief Financial Officer


                                 EXHIBIT INDEX
                    for Form 10-K for the 2002 Fiscal Year
Exhibit
Number     Description
--------   -----------
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

10.7 Form of Stock Option Agreement for Nonqualified Stock Option Plan --incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A.-incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.9** Employment Agreement, dated March 6, 1996, with Monica Tsang-- incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.10**    1997 Incentive Stock Option Plan--incorporated by reference to
           Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

10.11 Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.12 Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997--incorporated by reference to
           Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

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

10.15 Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.16      Purchase Agreement dated January 22, 1999, between R&D Systems,
           Inc. and Hillcrest Development, relating to the purchase of property as 614 and 640 McKinley Place NE and 2201 Kennedy Street in Minneapolis, Minnesota and First amendment dated February 5, 1999 --incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1998*

10.17** Extension, dated March 31, 1999, to Employment Agreement with Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.18** Extension, dated March 31, 1999, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.19 Second Amendment, dated February 2, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.20 Third Amendment, dated April 3, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development --incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.21 Phase I Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2101 Kennedy Street in Minneapolis, Minnesota-- incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.22 First Amendment, dated April 10, 1999, to Phase I Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.23 Phase II Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2001 Kennedy Street in Minneapolis, Minnesota-- incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.24 Second Amendment, dated June 9, 1999, to Phase I Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit 10.33 of the Company's Form 10-K for the year ended June 30, 1999*

10.25 Second Amendment, dated June 10, 1999, to Phase II Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit 10.34 of the Company's Form 10-K for the year ended June 30, 1999*

10.26 Warrant to purchase 60,000 shares of Common Stock issued to Hillcrest Development on July 1, 1999--incorporated by reference to
           Exhibit 10.35 of the Company's Form 10-K for the year ended June 30, 1999*

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

10.29** Employment Agreement, dated October 1, 1999, with Timothy M. Heaney-- incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1999*

10.30 Investment Agreement between the Company and Discovery Genomics, Inc. dated August 2, 2001--incorporated by reference to Exhibit 10.30 of the Company's for 10-K for the year ended June 30, 2001.

10.31 Research and License Agreement between R&D Systems and Discovery Genomics, Inc. dated August 2, 2001--incorporated by reference to
           Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2001.

10.32 Investors Rights Agreement dated February 2, 2001 among ChemoCentryx, Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997--incorporated by reference to Exhibit 10.32 of the Company's 10-K for the year ended June 30, 2001.

10.33 Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company-- incorporated by reference to Exhibit 10.33 of the Company's 10-K for the year ended June 30, 2001.

10.34 Third Amendment, dated October 4, 2000, to Phase I Option Agreement dated February 10, 1999--incorporated by reference to Exhibit 10.34 of the Company's 10-K for the year ended June 30, 2001.

10.35** Extension, dated August 28, 2001, to Employment Agreement with Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.35 of the Company's 10-K for the year ended June 30, 2001.

10.36** Extension, dated August 28, 2001, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.36 of the Company's 10-K for the year ended June 30, 2001.

10.37 Exercise of Option Agreement Relating to 2101 Kennedy Street dated October 31, 2001--incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended September 30, 2001.

10.38 Warranty Deed for purchase of certain property in Hennepin County, Minnesota--incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 2002.

10.39 Correction/Amendment to Investment Agreement dated April 23, 2002, between Techne Corporation and Discovery Genomics, Inc.

11         Calculation of Earnings Per Share

21         Subsidiaries of the Company:

                                                      State/Country of
              Name                                    Incorporation
              ----                                    ----------------
              Research and Diagnostic Systems, Inc.   Minnesota
              R&D Systems Europe Ltd.                 Great Britain
              R&D Systems GmbH                        Germany

23         Independent Auditors' Consent

99         Certification


-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement