Form 10-Q
period 2002-09-30
TECHNE CORP /MN/
filed 2002-11-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002, or


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                         __________________

                   Commission file number 0-17272
                         __________________


                         TECHNE CORPORATION
       (Exact name of registrant as specified in its charter)


       MINNESOTA                                         41-1427402
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


614 MCKINLEY PLACE N.E.                               (612) 379-8854
MINNEAPOLIS, MN        55413                 (Registrant's telephone number,
Address of principal                               including area code)
executive offices)   (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  (X)   No  (  )


At November 6, 2002, 41,434,748 shares of the Company's Common Stock (par value $.01) were outstanding.





                       ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                  9/30/02        6/30/02
                                               ------------   ------------
ASSETS
  Cash and cash equivalents                    $ 32,881,355   $ 26,392,480
  Short-term available-for-sale investments      72,723,114     70,671,341
  Trade accounts receivable (net)                16,714,755     16,913,002
  Interest receivable                             2,350,171      2,500,616
  Inventories                                     6,175,913      6,077,035
  Deferred income taxes                           3,857,000      3,762,000
  Income taxes receivable                                --      1,845,421
  Prepaid expenses                                1,008,348        915,854
                                               ------------   ------------
    Total current assets                        135,710,656    129,077,749

  Property and equipment (net)                   76,057,517     70,312,602
  Intangible assets (net)                        18,412,187     18,897,000
  Deferred income taxes                           9,292,000      9,400,000
  Other long-term assets                          9,740,396     10,559,608
                                               ------------   ------------
                                               $249,212,756   $238,246,959
                                               ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
  Trade accounts payable                       $  4,916,582   $  4,326,359
  Salaries, wages and related accounts payable    1,570,037      2,873,505
  Other accounts payable and accrued expenses  	  5,314,097      6,480,023
  Income taxes payable                            6,901,637             --
  Current portion of long-term debt                 966,726        949,637
                                               ------------   ------------
    Total current liabilities                    19,669,079     14,629,524

  Long-term debt, less current portion           16,854,986     17,100,652

  Commitments and contingencies (Note D)

  Common stock, par value $.01 per
    share; authorized 100,000,000; issued
    and outstanding 41,327,186 and
    41,562,136, respectively                        413,272        415,621
  Additional paid-in capital                     58,662,781     58,584,103
  Retained earnings                             151,951,647    147,369,149
  Accumulated other comprehensive income          1,660,991        147,910
                                               ------------   ------------
    Total stockholders' equity                  212,688,691    206,516,783
                                               ------------   ------------
                                               $249,212,756   $238,246,959
                                               ============   ============

        See notes to consolidated financial statements (unaudited).


                       TECHNE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                                                  QUARTER ENDED
                                            -------------------------
                                              9/30/02       9/30/01
                                            -----------   -----------
Net sales                                   $34,548,236   $29,842,666
Cost of sales                                 8,690,255     7,547,942
                                            -----------   -----------
Gross margin                                 25,857,981    22,294,724

Operating expenses:
  Selling, general and administrative         5,100,907     4,535,917
  Research and development                    4,833,097     3,989,734
  Amortization of intangible assets             484,813     2,137,312
Interest expense                                322,690       338,705
Interest income                                (790,440)     (962,725)
                                            -----------   -----------
                                              9,951,067    10,038,943
                                            -----------   -----------
Earnings before income taxes                 15,906,914    12,255,781
Income taxes                                  5,462,000     3,831,000
                                            -----------   -----------
Net earnings                                $10,444,914   $ 8,424,781


Earnings per share:
 Basic                                      $      0.25   $      0.20
 Diluted                                    $      0.25   $      0.20

Weighted average common shares outstanding:
 Basic                                       41,363,414    41,435,379
 Diluted                                     42,285,518    42,531,388



     See notes to consolidated financial statements (unaudited).


                       TECHNE CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        QUARTER ENDED
                                                  --------------------------
                                                    9/30/02       9/30/01
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $ 10,444,914  $  8,424,781
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                     1,557,636     3,128,020
   Deferred income taxes                                19,000      (261,000)
   Other                                               819,212       239,804
   Change in current assets and
    current liabilities:
    (Increase) decrease in:
     Trade accounts and interest receivable            418,383      (746,745)
     Inventories                                       (73,647)     (411,258)
     Prepaid expenses                                  (85,525)     (138,408)
    Increase (decrease) in:
     Trade and other accounts payable                 (589,982)   (2,509,457)
     Salaries, wages and related accounts           (1,306,507)     (287,969)
     Income taxes payable                            8,719,060     2,207,039
                                                  ------------  ------------
 Net cash provided by operating activities          19,922,544     9,644,807

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                (6,800,984)   (2,292,987)
 Purchase of short-term available-for-
  sale investments                                 (15,180,000)  (15,091,601)
 Proceeds from sale of short-term available-
  for-sale investments                              14,167,111    11,060,000
 Increase in other long-term assets                         --    (3,000,000)
                                                  ------------  ------------
 Net cash used in investing activities              (7,813,873)   (9,324,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                               78,803        15,240
 Repurchase of common stock                         (5,864,890)     (485,010)
 Payments on long-term debt                           (228,577)     (212,655)
                                                  ------------  ------------
 Net cash used in financing activities              (6,014,664)     (682,425)

Effect of exchange rate changes on cash                394,868       576,621
                                                  ------------  ------------
Net increase in cash and cash equivalents            6,488,875       214,415
Cash and cash equivalents at beginning of period    26,392,480    21,267,791
                                                  ------------  ------------
Cash and cash equivalents at end of period        $ 32,881,355  $ 21,482,206
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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for fiscal 2002. The Company follows these policies in preparation of the interim unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2002 included in the Company's Annual Report to Shareholders for fiscal 2002.

Certain consolidated balance sheet captions appearing in this interim report are as follows:

                                                9/30/02        6/30/02
                                             ------------   ------------
ACCOUNTS RECEIVABLE
  Accounts receivable                        $ 16,979,755   $ 17,176,002
    Less allowance for doubtful accounts          265,000        263,000
                                             ------------   ------------
      NET ACCOUNTS RECEIVABLE                $ 16,714,755   $ 16,913,002
                                             ============   ============
INVENTORIES
  Raw materials                              $  2,765,484   $  2,785,949
  Supplies                                        137,966        118,895
  Finished goods                                3,272,463      3,172,191
                                             ------------   ------------
      TOTAL INVENTORIES                      $  6,175,913    $ 6,077,035
                                             ============   ============
PROPERTY AND EQUIPMENT
  Land                                       $  1,571,000   $  1,571,000
  Buildings and improvements                   63,541,408     63,541,408
  Building construction in progress            13,725,358      7,728,660
  Laboratory equipment                         17,356,496     16,694,898
  Office equipment                              4,387,570      4,263,512
  Leasehold improvements                          508,929        497,087
                                             ------------   ------------
                                              101,090,761     94,296,565
  Less accumulated depreciation
   and amortization                            25,033,244     23,983,963
                                             ------------   ------------
      NET PROPERTY AND EQUIPMENT             $ 76,057,517   $ 70,312,602
                                             ============   ============
INTANGIBLE ASSETS
  Customer list                              $ 18,010,000   $ 18,010,000
  Technology licensing agreements                 500,000        500,000
  Goodwill                                     39,075,089     39,075,089
                                             ------------   ------------
                                               57,585,089     57,585,089
    Less accumulated amortization              39,172,902     38,688,089
                                             ------------   ------------
      NET INTANGIBLE ASSETS                  $ 18,412,187   $ 18,897,000
                                             ============   ============

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided which apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company adopted SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, if a cumulative effect adjustment will be required. However, management does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations. As of September 30, 2002, the Company had net goodwill and other intangible assets of approximately $12.5 million and $5.9 million, respectively. Goodwill amortization for the quarter ended September 30, 2001 was $1.57 million.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operations of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for the Company in fiscal 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for the Company in fiscal 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 is effective for the Company on July 1, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by the Company after December 31, 2002.


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                                         QUARTER ENDED
                                                     ----------------------
                                                       9/30/02     9/30/01
                                                     ----------  ----------
Weighted average common shares outstanding-basic     41,363,414  41,435,379
Dilutive effect of stock options and warrants           922,104   1,096,009
                                                     ----------  ----------
Weighted average common shares outstanding-diluted   42,285,518  42,531,388
                                                     ==========  ==========


C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                                                 QUARTER ENDED
                                          ---------------------------
                                             9/30/02       9/30/01
                                          ------------   ------------
External sales
  Hematology                              $  3,773,780   $  3,649,593
  Biotechnology                             22,487,446     19,365,734
  R&D Systems Europe                         8,287,010      6,827,339
                                          ------------   ------------
Total external sales                      $ 34,548,236   $ 29,842,666
                                          ============   ============
Intersegment sales
  Hematology                              $         --   $         --
  Biotechnology                              4,150,318      3,817,484
  R&D Systems Europe                            13,965         19,485
                                          ------------   ------------
Total intersegment sales                  $  4,164,283   $  3,836,969
                                          ============   ============
Earnings before income taxes
  Hematology                              $  1,164,537   $  1,139,675
  Biotechnology                             14,244,744     10,580,225
  R&D Systems Europe                         1,810,873      1,428,398
  Corporate and other                       (1,313,240)      (892,517)
                                          ------------   ------------
Total earnings before income taxes        $ 15,906,914   $ 12,255,781
                                          ============   ============

D. CONTINGENCIES:

Portions of the Company's short-term available-for-sale investments were held in brokerage accounts carried by a clearing firm which in late September 2001 was placed in bankruptcy. The trustee appointed pursuant to the Securities Investor Protection Act has released to the Company cash and securities representing approximately 97% of the total value of the accounts and has withheld securities and cash equivalents in the amount of approximately $1 million pending resolution of the bankruptcy proceeding. Management believes that all of its securities and cash equivalents will be returned to the Company as the trustee has available the assets of customers' accounts, SIPC insurance and third party insurance. Accordingly, no impairment loss has been recognized at this time.


E.  SUBSEQUENT EVENT:

In October 2002, the Company agreed to purchase approximately 649 acres of farmland, including buildings, in southeastern Minnesota for $2.7 million in cash. The Company deposited $80,000 subsequent to September 30, 2002 as escrow on the purchase. Closing on the property is expected in December 2002. The property is being purchased to house goats used in the Company's polyclonal antibody production. Currently the Company houses over 700 goats in two barns that it donated in 1997 and 2001, respectively, to the University of Minnesota College of Veterinary Medicine. These facilities are near capacity and additional space is required.






         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

           Results of Operations Quarter Ended September 30, 2002
                   vs. Quarter Ended September 30, 2001

Overview

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


Net Sales

Net sales for the quarter ended September 30, 2002 were $34,548,236, an increase of $4,705,570 (16%) from the quarter ended September 30, 2001. R&D Systems' Biotechnology Division net sales increased $3,121,712 (16%) and R&D Systems' Hematology Division net sales increased $124,187 (3%) for the quarter ended September 30, 2002. R&D Europe net sales increased $1,459,671 (21%) for the quarter. The larger than expected increase in R&D Europe's net sales was the result of changes in exchange rates. In British pounds, R&D Europe's net sales increased 13%. Adjusted for changes in exchange rates, consolidated net sales increased approximately 13% for the quarter.


Gross Margins

Gross margins for the first quarter of fiscal 2003 were 74.8% compared to 74.7% for the same quarter in fiscal 2002. Biotechnology Division margins decreased slightly from 79.3% to 78.5% for the quarter September 30, 2002. R&D Europe gross margins increased from 36.1% to 39.9% for the quarter ended September 30, 2002 as a result of exchange rate changes. Hematology Division gross margins increased from 42.9% to 43.4% for the quarter.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $564,990 (12%) from the first quarter of last year. The increase for the quarter was mainly due to changes in exchange gains/losses. Exchange gains for the first quarter of fiscal 2002 were approximately $153,000 while exchange losses for the first quarter of fiscal 2003 were approximately $49,000.


Research and Development Expenses

Research and development expenses increased $843,363 (21%) for the quarter
ended September 30, 2002.   Included in research and development expenses for
the quarter ended September 30, 2002, were losses of $519,144 and $178,499 by ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI), development stage companies in which the Company has invested. Losses by CCX and DGI included in research and development expenses for the quarter ended September 30, 2001 were $83,551 and $45,934, respectively. Excluding CCX and DGI losses, research and development expenses for the first quarter of fiscal 2003 increased $275,205 (7%).


Amortization of Intangible Assets

Amortization of intangible assets decreased $1,652,499 for the quarter ended September 30, 2002. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Goodwill amortization of $1,567,500 was expensed in the first quarter of fiscal 2002, but is no longer amortized under SFAS No. 142.


Net Earnings

Earnings before income taxes increased $3,651,133 from $12,255,781 in the first quarter of fiscal 2002 to $15,906,914 in the first quarter of fiscal 2003. The increase in earnings before income taxes was due primarily to the increase in sales and reduction in goodwill amortization.

Income taxes for the quarter ended September 30, 2002 were provided at a rate of approximately 34% of consolidated pretax earnings compared to 31% for the prior year period. The increase in the tax rate was primarily the result of increased losses by CCX and DGI for which there are no tax benefits, decreased tax exempt interest income and changes in state income tax regulations. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for foreign sales. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom and Germany.


                   Liquidity and Capital Resources

At September 30, 2002, cash and cash equivalents and short-term available-for-sale investments were $105,604,469 compared to $97,063,821 at June 30, 2002. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $19,922,544 from operating activities in the first three months of fiscal 2003 compared to $9,644,807 for the first three months of fiscal 2002. The increase was mainly the result of increased earnings after adjustment for noncash items and increased income taxes payable.


Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first three months of fiscal 2003 and 2002 were $6,800,984 and $2,292,987, respectively. Included in the first three months of fiscal 2003 capital additions was $6.3 million for renovation of property purchased in fiscal 2002 and the construction of an infill joining the property with R&D Systems' existing property. Included in the first three months of fiscal 2003 and 2002 capital additions were $180,000 and $1.4 million for construction of a parking ramp. The remaining capital additions in the first three months of fiscal fiscal 2003 and 2002 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2003 for laboratory and computer equipment are expected to cost approximately $2 million and are expected to be financed through currently available funds and cash generated from operating activities. Costs to finish the renovation of the property purchased in fiscal 2002 and the construction of the infill are estimated at approximately $10 million with completion expected in early fiscal 2004. In October 2002, the Company agreed to purchase approximately 649 acres of farmland, including buildings, in southeastern Minnesota for $2.7 million in cash. The Company deposited $80,000 subsequent to September 30, 2002 as escrow on the purchase. Closing on the property is expected in December 2002. The renovation costs, construction of the infill and farm purchase are expected to be financed through currently available funds, cash generated from operating activities and maturities of short-term available-for-sale investments.

During the three months ended September 30, 2002 the Company purchased $15,180,000 and sold $14,167,111 of short-term available-for-sale investments. During the three months ended September 30, 2001, the Company purchased $15,091,601 and sold $11,060,000 of short-term available-for sale investments. The Company's investment policy is to place excess cash in short-term bonds and other short-term investments. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

During the first three months of fiscal 2002, the Company invested $3 million in Discovery Genomics, Inc.


Cash Flows From Financing Activities

Cash of $78,803 and $15,240 was received during the three months ended September 30, 2002 and 2001, respectively, for the exercise of options for 12,550 and 2,100 shares of common stock. During the first three months of fiscal 2002 options for 10,000 shares of common stock were exercised by the surrender of 802 shares of the Company's common stock with a fair market value of $28,110.

During the first three months of fiscal 2003 and 2002, the Company purchased and retired 247,500 and 20,000 shares of Company common stock at a market value of $5,864,890 and $485,010, respectively. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through November 1, 2002, 1,618,700 shares have been purchased at a market value of $16,528,387.

The Company has never paid cash dividends and has no plans to do so in fiscal 2003.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided which apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company adopted SFAS No. 142 on July 1, 2002. The Company is currently assessing, but has not yet determined, if a cumulative effect adjustment will be required. However, managment does not believe the adoption of this statement will have a material effect on the Company's financial position or results of operations. As of September 30, 2002, the Company had net goodwill and other intangible assets of approximately $12.5 million and $5.9 million, respectively. Goodwill amortization for the quarter ended September 30, 2001 was $1.57 million.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operations of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for the Company in fiscal 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for the Company in fiscal 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 is effective for the Company on July 1, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by the Company after December 31, 2002.



    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $72,723,114. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of September 30, 2002, the Company's long-term debt consisted of a mortgage note payable with a fixed interest rate of 7% through July 2006 and is thereafter adjusted based on U.S. Treasury rates. Thus, during the period that the interest rate is fixed, interest rate fluctuations would not impact interest expense or cash flows. However, the mortgage note payable will increase or decrease in value if market interest rates change. As of September 30, 2002, the fair market value of the Company's mortgage note payable approximated its carrying value.



                  ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive and Financial Officer, with the participation of Company management, has concluded, based on an evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934.

Management is not aware of any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the above mentioned evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.






                      PART II - OTHER INFORMATION


                       ITEM 1 - LEGAL PROCEEDINGS

No change.


                    ITEM 2 - CHANGES IN SECURITIES

None


               ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


        ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

(a) The Annual Meeting of the Registant's shareholders was held on Thursday, October 24, 2002.

(b) A proposal to set the number of directors at seven was adopted by a vote of 36,973,263 in favor with 696,372 shares against, 38,614 shares abstaining and no shares represented broker nonvotes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and all such nominees were elected, as follows:

     Nominee                            For           Withheld
     -----------------------        -----------      -----------
     Thomas E. Oland                 33,906,824        3,801,425
     Roger C. Lucas                  37,313,143          395,106
     Howard V. O'Connell             37,435,283          272,966
     G. Arthur Herbert               37,435,283          272,966
     Randolph C. Steer               37,437,483          270,766
     Lowell E. Sears                 36,254,639        1,453,610
     Christopher S. Henney           36,417,193        1,291,056


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


                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


A.  EXHIBITS

      See exhibit index following.


B.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2002.



                             SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TECHNE CORPORATION
                                 (Company)




Date:  November 13, 2002         /s/ Thomas E. Oland
                                 ------------------------
                                 President, Chief Executive and
                                 Chief Financial Officer





                              CERTIFICATIONS

I, Thomas E. Oland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Techne Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and the other financial information included in this quarterly report, fairly present in all respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the date of this quarterly report (the "Evaluation Date");

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design and operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls;

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether on not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


/s/ Thomas E. Oland
-------------------------
Thomas E. Oland
Chief Executive Officer and
Chief Financial Officer


                              EXHIBIT INDEX
                                   TO
                                FORM 10-Q

                           TECHNE CORPORATION

Exhibit #             Description
-----------           ----------------
99                    Certification