Form 10-Q
period 2002-12-31
TECHNE CORP /MN/
filed 2003-02-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002, or


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                               __________________

                         Commission file number 0-17272
                               __________________


                              TECHNE CORPORATION
            (Exact name of registrant as specified in its charter)


           MINNESOTA                                    41-1427402
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


     614 MCKINLEY PLACE N.E.                           (612) 379-8854
         MINNEAPOLIS, MN   55413               Registrant's telephone number,
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


At February 4, 2003, 41,531,998 shares of the Company's Common Stock (par value $.01) were outstanding.




                              TECHNE CORPORATION
                                  FORM 10-Q
                               DECEMBER 31, 2002

                                     INDEX


                                                                PAGE NO.
                                                                --------
                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of December 31, 2002
      (unaudited) and June 30, 2002                                  3

      Consolidated Statements of Earnings for the quarter and
      six months ended December 31, 2002 and 2001 (unaudited)        4

      Consolidated Statements of Cash Flows for the six months
      ended December 31, 2002 and 2001 (unaudited)                   5

      Notes to Consolidated Financial Statements (unaudited)         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                 14

ITEM 4.  CONTROLS AND PROCEDURES                                     15


                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                           15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

ITEM 5.  OTHER INFORMATION                                           15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            16

SIGNATURES                                                           16



                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                            12/31/02       6/30/02
                                           ------------   ------------
ASSETS
  Cash and cash equivalents                $ 28,821,496   $ 26,392,480
  Short-term available-for-sale
    investments                              78,911,716     70,671,341
  Trade accounts receivable (net)            14,866,138     16,913,002
  Interest receivable                         2,151,117      2,500,616
  Inventories                                 6,537,120      6,077,035
  Deferred income taxes                       3,969,000      3,762,000
  Income taxes receivable                            --      1,845,421
  Prepaid expenses                            1,048,312        915,854
                                           ------------   ------------
    Total current assets                    136,304,899    129,077,749

  Property and equipment (net)               80,955,464     70,312,602
  Goodwill (net) (Note B)                    12,540,000     12,540,000
  Intangible assets (net) (Note B)            5,387,375      6,357,000
  Deferred income taxes                       9,186,000      9,400,000
  Other long-term assets                      8,959,995     10,559,608
                                           ------------   ------------
                                           $253,333,733   $238,246,959
                                           ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                   $  3,475,927   $  4,326,359
  Salaries, wages and related
    accounts payable                          1,352,360      2,873,505
  Other accounts payable and accrued
    expenses                                  4,433,950      6,480,023
  Income taxes payable                        1,261,790             --
  Current portion of long-term debt           1,387,725        949,637
                                           ------------   ------------
    Total current liabilities                11,911,752     14,629,524

  Long-term debt, less current portion       16,197,862     17,100,652
                                           ------------   ------------
     Total liabilities                       28,109,614     31,730,176

  Commitments and contingencies (Note E)

  Common stock, par value $.01 per
    share; authorized 100,000,000; issued
    and outstanding 41,531,248 and
    41,562,136, respectively                    415,312        415,621
  Additional paid-in capital                 61,018,423     58,584,103
  Retained earnings                         161,428,083    147,369,149
  Accumulated other comprehensive income      2,362,301        147,910
                                           ------------   ------------
    Total stockholders' equity              225,224,119    206,516,783
                                           ------------   ------------
                                           $253,333,733   $238,246,959
                                           ============   ============
     See notes to consolidated financial statements (unaudited).

                      TECHNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                QUARTER ENDED           SIX MONTHS ENDED
                           ------------------------  -----------------------
                            12/31/02     12/31/01     12/31/02     12/31/01
                          -----------  -----------  -----------  -----------
Net sales                 $33,300,214  $31,136,911  $67,848,450  $60,979,577
Cost of sales               8,370,754    8,028,285   17,061,009   15,576,227
                          -----------  -----------  -----------  -----------
Gross margin               24,929,460   23,108,626   50,787,441   45,403,350

Operating expenses:
  Selling, general and
    administrative          4,901,125    4,755,376    9,851,772    9,444,026
  Research and
    development             4,979,240    4,309,273    9,812,337    8,299,007
  Amortization of
    intangible assets         484,812    2,137,311      969,625    4,274,623
Interest expense              296,535      334,819      619,225      673,524
Interest income              (703,983)    (913,287)  (1,494,423)  (1,876,012)
Other non-operating
  income/expense (net)        (16,562)      78,499      133,698      (74,234)
                          -----------  -----------  -----------  -----------
                            9,941,167   10,701,991   19,892,234   20,740,934
                          -----------  -----------  -----------  -----------
Earnings before income
  taxes                    14,988,293   12,406,635   30,895,207   24,662,416
Income taxes                5,107,000    3,972,000   10,569,000    7,803,000
                          -----------  -----------  -----------  -----------
Net earnings              $ 9,881,293  $ 8,434,635  $20,326,207  $16,859,416
                          ===========  ===========  ===========  ===========
Earnings per share:
 Basic                    $      0.24  $      0.20  $      0.49  $      0.41
 Diluted                  $      0.23  $      0.20  $      0.48  $      0.40

Weighted average common
 shares outstanding:
  Basic                    41,444,808   41,486,607   41,403,906   41,461,183
  Diluted                  42,315,579   42,540,904   42,300,344   42,536,336


            See notes to consolidated financial statements (unaudited).

                         TECHNE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                     SIX MONTHS ENDED
                                                --------------------------
                                                  12/31/02      12/31/01
                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $ 20,326,207  $ 16,859,416
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and amortization               3,133,541     6,269,166
       Deferred income taxes                          20,000      (446,000)
       Losses by equity method investees           1,356,474       511,635
       Other                                         243,139       220,638
  Change in current assets and current
   liabilities:
       Trade accounts and interest receivable      2,626,705     1,037,167
       Inventories                                  (405,535)     (516,417)
       Prepaid expenses                             (117,896)     (121,626)
       Trade and other accounts payable           (3,097,719)   (2,722,141)
       Salaries, wages and related accounts       (1,531,719)     (410,695)
       Income taxes payable                        3,552,691    (1,067,670)
                                                ------------  ------------
Net cash provided by operating activities         26,105,888    19,613,473
                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment            (12,765,186)   (6,174,608)
  Purchase of short-term available-for-
   sale investments                              (41,320,000)  (26,214,571)
  Proceeds from sale of short-term
   available-for-sale investments                 34,190,625    24,923,000
  Increase in other long-term assets                      --    (3,000,000)
                                                ------------  ------------
Net cash used in investing activities            (19,894,561)  (10,466,179)
                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                         1,511,628       155,917
  Repurchase of common stock                      (5,864,890)     (485,010)
  Payments on long-term debt                        (464,702)     (432,749)
                                                ------------  ------------
Net cash used in financing activities             (4,817,964)     (761,842)
                                                ------------  ------------

Effect of exchange rate changes on cash            1,035,653       430,271
                                                ------------  ------------
Net increase in cash and cash equivalents          2,429,016     8,815,723
Cash and cash equivalents at beginning of period  26,392,480    21,267,791
                                                ------------  ------------
Cash and cash equivalents at end of period      $ 28,821,496  $ 30,083,514
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

Certain consolidated balance sheet captions appearing in this interim report are as follows:

                                                 12/31/02       6/30/02
                                               ------------  ------------
ACCOUNTS RECEIVABLE
  Accounts receivable                          $ 15,135,138  $ 17,176,002
    Less allowance for doubtful accounts            269,000       263,000
                                               ------------  ------------
      NET ACCOUNTS RECEIVABLE                  $ 14,866,138  $ 16,913,002
                                               ============  ============
INVENTORIES
  Raw materials                                $  2,856,620  $  2,785,949
  Supplies                                          126,703       118,895
  Finished goods                                  3,553,797     3,172,191
                                               ------------  ------------
      TOTAL INVENTORIES                        $  6,537,120  $  6,077,035
                                               ============  ============
PROPERTY AND EQUIPMENT
  Land                                         $  2,998,800  $  1,571,000
  Buildings and improvements                     65,116,101    63,541,408
  Building construction in progress              16,289,583     7,728,660
  Laboratory equipment                           17,671,674    16,694,898
  Office equipment                                4,478,383     4,263,512
  Leasehold improvements                            522,263       497,087
                                               ------------  ------------
                                                107,076,804    94,296,565
    Less accumulated depreciation
      and amortization                           26,121,340    23,983,963
                                               ------------  ------------
      NET PROPERTY AND EQUIPMENT               $ 80,955,464  $ 70,312,602
                                               ============  ============
GOODWILL AND INTANGIBLE ASSETS
  Customer list                                $ 18,010,000  $ 18,010,000
  Technology licensing agreements                   500,000       500,000
  Goodwill                                       39,075,089    39,075,089
                                               ------------  ------------
                                                 57,585,089    57,585,089
    Less accumulated amortization                39,657,714    38,688,089
                                               ------------  ------------
      NET GOODWILL AND INTANGIBLE ASSETS       $ 17,927,375  $ 18,897,000
                                               ============  ============

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

In December 2002, the FASB issued SFAS No. 148, Stock Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change their method of accounting for stock-based employee compensation. The Company will make the required interim disclosures effective with the quarter ending March 31, 2003.


B.  GOODWILL AND INTANGIBLE ASSETS:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these
lives are determined to be indefinite.   The Company assessed the
recoverability of its goodwill and other intangibles upon the adoption of SFAS No. 142 and determined no impairment existed at July 1, 2002. The Company used cash flow and fair value methodologies to assess impairment.
The Company had net goodwill and other intangible assets of approximately $12.5 million and $5.4 million, respectively, at December 31, 2002.

The pro forma effects of implementation of SFAS No. 142 to prior periods would be as follows:
                              QUARTER ENDED           SIX MONTHS ENDED
                          ----------------------  ------------------------
                           12/31/02    12/31/01     12/31/02     12/31/01
                          ----------  ----------  -----------  -----------
Reported net income       $9,881,293  $8,434,635  $20,326,207  $16,859,416
Goodwill amortization,
  net of tax                      --   1,019,500           --    2,038,000
                          ----------  ----------  -----------  -----------
Adjusted net income       $9,881,293  $9,454,135  $20,326,207  $18,897,416
                          ==========  ==========  ===========  ===========
Reported basic earnings
  per share               $     0.24  $     0.20  $      0.49  $      0.41
Goodwill amortization           0.00        0.03         0.00         0.05
                          ----------  ----------  -----------  -----------
Adjusted basic earnings
  per share               $     0.24  $     0.23  $      0.49  $      0.46
                          ==========  ==========  ===========  ===========
Reported diluted earnings
  per share               $     0.23  $     0.20  $      0.48  $      0.40
Goodwill amortization           0.00        0.02         0.00         0.04
                          ----------  ----------  -----------  -----------
Adjusted diluted earnings
  per share               $     0.23  $     0.22  $      0.48  $      0.44
                          ==========  ==========  ===========  ===========



                                               YEAR ENDED
                                     -------------------------------------
                                       6/30/02      6/30/01      6/30/00
                                     -----------  -----------  -----------
Reported net income                  $27,129,669  $34,045,376  $26,582,797
Goodwill amortization, net of tax      4,076,000    4,076,000    4,076,000
                                     -----------  -----------  -----------
Adjusted net income                  $31,205,669  $38,121,376  $30,658,797
                                     ===========  ===========  ===========
Reported basic earnings per share    $      0.65  $      0.82  $      0.65
Goodwill amortization                       0.10         0.10         0.10
                                     -----------  -----------  -----------
Adjusted basic earnings per share    $      0.75  $      0.92  $      0.75
                                     ===========  ===========  ===========
Reported diluted earnings per share  $      0.64  $      0.80  $      0.63
Goodwill amortization                       0.09         0.09         0.10
                                     -----------  -----------  -----------
Adjusted diluted earnings per share  $      0.73  $      0.89  $      0.73
                                     ===========  ===========  ===========

The estimated future amortization expense for other intangible assets as of December 31, 2002 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (in thousands):



                                     Estimated
                                   Amortization
 Year ended June 30                   Expense
-------------------                ------------
  2003 (remaining six months)        $   970
  2004                                 1,599
  2005                                 1,221
  2006                                   881
  2007                                   541
  2008                                   175


C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                   QUARTER ENDED          SIX MONTHS ENDED
                               ----------------------  ----------------------
                                12/31/02    12/31/01    12/31/02    12/31/01
                               ----------  ----------  ----------  ----------
Weighted average common
  shares outstanding-basic     41,444,808  41,486,607  41,403,906  41,461,183
Dilutive effect of stock
  options and warrants            870,771   1,054,297     896,438   1,075,153
                               ----------  ----------  ----------  ----------
Weighted average common
  shares outstanding-diluted   42,315,579  42,540,904  42,300,344  42,536,336
                               ==========  ==========  ==========  ==========


D. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:
                                QUARTER ENDED           SIX MONTHS ENDED
                          ------------------------  ------------------------
                            12/31/02     12/31/01     12/31/02     12/31/01
                          -----------  -----------  -----------  -----------
External sales
  Hematology              $ 3,986,601  $ 3,823,229  $ 7,760,381  $ 7,472,822
  Biotechnology            20,453,677   19,718,623   42,941,123   39,084,357
  R&D Systems Europe        8,859,936    7,595,059   17,146,946   14,422,398
                          -----------  -----------  -----------  -----------
Total external sales      $33,300,214  $31,136,911  $67,848,450  $60,979,577
                          ===========  ===========  ===========  ===========
Intersegment sales
  Hematology              $        --  $        --  $        --  $        --
  Biotechnology             4,501,122    4,128,793    8,651,440    7,946,277
  R&D Systems Europe            9,515        9,950       23,480       29,435
                          -----------  -----------  -----------  -----------
Total intersegment sales  $ 4,510,637  $ 4,138,743  $ 8,674,920  $ 7,975,712
                          ===========  ===========  ===========  ===========
Earnings before
 income taxes
  Hematology              $ 1,397,779  $ 1,254,284  $ 2,562,316  $ 2,393,959
  Biotechnology            12,449,296   10,552,117   26,694,040   21,132,342
  R&D Systems Europe        2,323,845    1,388,050    4,134,718    2,816,448
  Corporate and other      (1,182,627)    (787,816)  (2,495,867)  (1,680,333)
                          -----------  -----------  -----------  -----------
Total earnings before
 income taxes             $14,988,293  $12,406,635  $30,895,207  $24,662,416
                          ===========  ===========  ===========  ===========


E. CONTINGENCIES:

Portions of the Company's short-term available-for-sale investments were held in brokerage accounts carried by a clearing firm which in late September 2001 was placed in bankruptcy. The trustee appointed pursuant to the Securities Investor Protection Act has released to the Company cash and securities representing approximately 99% of the total value of the accounts and has withheld securities and cash equivalents in the amount of approximately $250,000 pending resolution of the bankruptcy proceeding. Management believes that all of its securities and cash equivalents will be returned to the Company as the trustee has available the assets of customers' accounts, SIPC insurance and third party insurance. Accordingly, no impairment loss has been recognized at this time.


F.  PROPERTY ACQUISITION:

In December 2002, the Company purchased approximately 649 acres of farmland, including buildings, in southeastern Minnesota for $2.7 million in cash. The property was purchased to house goats used in the Company's polyclonal antibody production. Currently the Company houses over 700 goats in two barns that it donated in 1997 and 2001, respectively, to the University of Minnesota College of Veterinary Medicine. These facilities are near capacity and additional space is required.


G.  MODIFICATION OF LOAN AGREEMENT:

As of December 31, 2002, the Company's long-term debt consisted of a mortgage note payable. The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of December 31, 2002.

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


    Results of Operations Quarter and Six Months Ended December 31, 2002
           vs. Quarter and Six Months Ended December 31, 2001

Overview

Techne Corporation (the Company) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems has two divisions: Biotechnology and Hematology. The Biotechnology Division's principal products are purified cytokines (proteins), antibodies and assay kits, which are sold primarily to biomedical researchers at pharmaceutical companies and academic and government research laboratories. The Hematology Division's principal products are whole blood hematology controls and calibrators which are sold to hospital and clinical laboratories to check the performance of their hematology instruments to assure the accuracy of hematology test results. R&D Europe sells R&D Systems' biotechnology products in Europe directly, through a branch office in France and through a sales subsidiary in Germany. The Company also had a foreign sales corporation, Techne Export Inc., which was dissolved in fiscal 2002.


Net Sales

Net sales for the quarter ended December 31, 2002 were $33,300,214, an increase of $2,163,303 (7%) from the quarter ended December 31, 2001. Net sales for the six months ended December 31, 2002 increased $6,868,873 (11%) from $60,979,577 to $67,848,450. R&D Systems' Biotechnology Division net sales increased $735,054 (4%) and $3,856,766 (10%) and R&D Systems' Hematology Division net sales increased $163,372 (4%) and $287,559 (4%) for the quarter and six months ended December 31, 2002, respectively. R&D Europe net sales increased $1,264,877 (17%) and $2,724,548 (19%) for the quarter and six months ended December 31, 2002. In British pounds, R&D Europe's net sales increased 7% and 10% for the quarter and six months.

The slowing of the Company's sales growth as compared to prior-year periods from a 16% growth rate in the first quarter of the current fiscal year to 7% in the current quarter was primarily due to the unexpected reduction in R&D Systems' Biotechnology Division sales growth. Biotechnology Division's sales for the second quarter of fiscal 2003 increased 4% from last year compared to a 16% increase in the first quarter of fiscal 2003. The decline in sales growth occurred across all major product lines and customer segments and can be attributed mainly to economic factors and the timing of the Christmas and New Year holidays, which fell in the middle of the work week. Competitive factors are not believed to have had an impact on the second quarter decline in sales growth.


Gross margins

Gross margins for the second quarter of fiscal 2003 were 74.9% compared to 74.2% for the same quarter in fiscal 2002. Gross margins for the six months ended December 31, 2002 were 74.9% compared to 74.5% for the same period in fiscal 2002.

Biotechnology Division margins increased slightly from 78.0% to 78.3% for the quarter, but decreased slightly from 78.6% to 78.3% for the six months ended December 31, 2002. R&D Europe gross margins increased from 35.6% to 40.4%

for the quarter and from 35.9% to 40.1% for the six months ended December 31, 2002 as a result of exchange rate changes. Hematology Division gross margins increased from 44.4% to 47.0% for the quarter and from 43.7% to 45.2% for the six months ended December 31, 2002 as a result of lower raw material costs. Blood costs during the first half of last fiscal year were high due to supply shortages.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $145,749 (3%) and $407,746 (4%) from the second quarter and first six months of last year, respectively.


Research and Development Expenses

Research and development expenses increased $669,967 (16%) and $1,513,330 (18%) for the quarter and six months ended December 31, 2002. Included in research and development expenses are losses by ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI), development stage companies in which the Company has invested. Research and development expenses are composed of the following:
                                QUARTER ENDED          SIX MONTHS ENDED
                            ----------------------  ----------------------
                             12/31/02    12/31/01    12/31/02    12/31/01
                            ----------  ----------  ----------  ----------
R&D Systems' expenses       $4,320,409  $3,927,123  $8,455,863  $7,787,372
Chemocentryx, Inc. losses      496,233     277,309   1,015,377     360,860
Discovery Genomics losses      162,598     104,841     341,097     150,775
                            ----------  ----------  ----------  ----------
Total research and
  development expenses      $4,979,240  $4,309,273  $9,812,337  $8,299,007
                            ==========  ==========  ==========  ==========

Excluding CCX and DGI losses, research and development expenses for the second quarter and first six months of fiscal 2003 increased $393,286 (10%) and $668,491 (9%), respectively.


Amortization of Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these
lives are determined to be indefinite.   The Company assessed the
recoverability of its goodwill and other intangibles upon the adoption of SFAS No. 142 and determined no impairment existed at July 1, 2002. The Company used cash flow and fair value methodologies to assess impairment.
The Company had net goodwill and other intangible assets of approximately $12.5 million and $5.4 million, respectively, at December 31, 2002.

The pro forma effects of implementation of SFAS No. 142 to prior periods would be as follows:

                              QUARTER ENDED           SIX MONTHS ENDED
                          ----------------------  ------------------------
                           12/31/02    12/31/01     12/31/02     12/31/01
                          ----------  ----------  -----------  -----------
Reported net income       $9,881,293  $8,434,635  $20,326,207  $16,859,416
Goodwill amortization,
  net of tax                      --   1,019,500           --    2,038,000
                          ----------  ----------  -----------  -----------
Adjusted net income       $9,881,293  $9,454,135  $20,326,207  $18,897,416
                          ==========  ==========  ===========  ===========
Reported basic earnings
  per share               $     0.24  $     0.20  $      0.49  $      0.41
Goodwill amortization           0.00        0.03         0.00         0.05
                          ----------  ----------  -----------  -----------
Adjusted basic earnings
  per share               $     0.24  $     0.23  $      0.49  $      0.46
                          ==========  ==========  ===========  ===========
Reported diluted earnings
  per share               $     0.23  $     0.20  $      0.48  $      0.40
Goodwill amortization           0.00        0.02         0.00         0.04
                          ----------  ----------  -----------  -----------
Adjusted diluted earnings
  per share               $     0.23  $     0.22  $      0.48  $      0.44
                          ==========  ==========  ===========  ===========

                                                 YEAR ENDED
                                     -------------------------------------
                                       6/30/02      6/30/01      6/30/00
                                     -----------  -----------  -----------
Reported net income                  $27,129,669  $34,045,376  $26,582,797
Goodwill amortization, net of tax      4,076,000    4,076,000    4,076,000
                                     -----------  -----------  -----------
Adjusted net income                  $31,205,669  $38,121,376  $30,658,797
                                     ===========  ===========  ===========
Reported basic earnings per share    $      0.65  $      0.82  $      0.65
Goodwill amortization                       0.10         0.10         0.10
                                     -----------  -----------  -----------
Adjusted basic earnings per share    $      0.75  $      0.92  $      0.75
                                     ===========  ===========  ===========
Reported diluted earnings per share  $      0.64  $      0.80  $      0.63
Goodwill amortization                       0.09         0.09         0.10
                                     -----------  -----------  -----------
Adjusted diluted earnings per share  $      0.73  $      0.89  $      0.73
                                     ===========  ===========  ===========


Other Non-operating Income/Expenses

Other non-operating income/expenses consist mainly of foreign currency transaction gains and losses and real estate and utility expenses related to properties under construction/renovation.


Net Earnings

Earnings before income taxes increased $2,581,658 from $12,406,635 in the second quarter of fiscal 2002 to $14,988,293 in the second quarter of fiscal 2003. Earnings before income taxes for the six months increased $6,232,791 from $24,662,416 to $30,895,207. The increase in earnings before income taxes was due primarily to the increase in sales and reduction in goodwill amortization.

Income taxes for the quarter and six months ended December 31, 2002 were provided at a rate of approximately 34% of consolidated pretax earnings compared to 32% for the prior-year periods. The increase in the tax rate was primarily the result of increased losses by CCX and DGI for which there are no tax benefits, decreased tax exempt interest income and changes in state income tax regulations. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for foreign sales. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom, France and Germany.

                      Liquidity and Capital Resources

At December 31, 2002, cash and cash equivalents and short-term available-for-sale investments were $107,733,212 compared to $97,063,821 at June 30, 2002. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.


Cash Flows From Operating Activities

The Company generated cash of $26,105,888 from operating activities in the first six months of fiscal 2003 compared to $19,613,473 for the first six months of fiscal 2002. The increase was mainly the result of increased earnings after adjustment for noncash items and increased income taxes payable.


Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2003 and 2002 were $12,765,186 and $6,174,608, respectively. Included in the first six months of fiscal 2003 capital additions was $9 million for renovation of property purchased in fiscal 2002 and the construction of an infill joining the property with R&D Systems' existing property. Also included in the first six months of fiscal 2003 capital additions was $2.7 million for the purchase of property in southeastern Minnesota as described
previously in Note F.   Included in the first six months of fiscal 2003 and
2002 capital additions were $202,000 and $4.2 million, respectively, for construction of a parking ramp. The remaining capital additions in the first six months of fiscal fiscal 2003 and 2002 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2003 for laboratory and computer equipment are expected to cost approximately $500,000 and are expected to be financed through currently available funds and cash generated from operating activities. Costs to finish the renovation of the property purchased in fiscal 2002 and the construction of the infill are estimated at approximately $8 million with completion expected in fiscal 2004. The renovation costs and construction of the infill are expected to be financed through currently available funds, cash generated from operating activities and maturities of short-term available-for-sale investments.

During the six months ended December 31, 2002 the Company purchased $41,320,000 and sold $34,190,625 of short-term available-for-sale investments. During the six months ended December 31, 2001, the Company purchased $26,214,571 and sold $24,923,000 of short-term available-for-sale investments. The Company's investment policy is to place excess cash in short-term bonds and other short-term investments. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

During the first six months of fiscal 2002, the Company invested $3 million in Discovery Genomics, Inc.


Cash Flows From Financing Activities

Cash of $1,511,628 and $155,917 was received during the six months ended December 31, 2002 and 2001, respectively, for the exercise of options for 109,050 and 24,950 shares of common stock. During the first six months of fiscal 2003 and 2002 options for 120,000 and 80,000 shares of common stock were exercised by the surrender of 12,438 and 7,654 shares of the Company's common stock with a fair market values of $404,981 and $224,968, respectively.

During the first six months of fiscal 2003 and 2002, the Company purchased and retired 247,500 and 20,000 shares of Company common stock at a market value of $5,864,890 and $485,010, respectively. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through February 1, 2003, 1,618,700 shares have been purchased at a market value of $16,528,387.

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

In December 2002, the FASB issued SFAS No. 148, Stock Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change their method of accounting for stock-based employee compensation. The Company will make the required interim disclosures effective with the quarter ending March 31, 2003.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $78,911,716. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of December 31, 2002, the Company's long-term debt consisted of a mortgage note payable. The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of December 31, 2002.

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

None


               ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 24, 2002 is contained in the Company's Form 10-Q for the quarter ended September 30, 2002, which is incorporated herein by reference.

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

                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

      See exhibit index following.


B.  REPORTS ON FORM 8-K

      The following report on Form 8-K was filed by the Registrant during the quarter ended December 31, 2002:

      Form 8-K dated November 18, 2002, reporting under Item 4 a change in the Registrant's certifying accountant.





                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TECHNE CORPORATION
                                 (Company)




Date:  February 13, 2003         /s/ Thomas E. Oland
                                 --------------------------------
                                 President, Chief Executive and
                                 Chief Financial Officer


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

3. Based on my knowledge, the financial statements, and the other financial information included in this quarterly report, fairly present in all respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003


/s/ Thomas E. Oland
----------------------
Thomas E. Oland
Chief Executive Officer and
Chief Financial Officer


                              EXHIBIT INDEX
                                   TO
                               FORM 10-Q

                           TECHNE CORPORATION

Exhibit #    Description
-----------  ----------------------------
  10.1       Form of Indemnification Agreement entered into with each
             director and executive officer of the Registrant

  99         Certification