Form 10-Q
period 2003-03-31
TECHNE CORP /MN/
filed 2003-05-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003, or


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

Indicate  by  check mark  whether  the Registrant  is an  accelerated  filer
(as  defined in  Exchange Act Rule 12b-2). Yes (X)   No (  )

At May 5, 2003, 40,760,448 shares of the Company's Common Stock (par value $.01) were outstanding.





                            TECHNE CORPORATION
                                FORM 10-Q
                              MARCH 31, 2003

                                   INDEX


                                                              PAGE NO.
                                                              --------
                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of March 31,
      2003 (unaudited) and June 30, 2002                          3

    Consolidated Statements of Earnings for the
      quarter and nine months ended March 31, 2003
      and 2002 (unaudited)                                        4

    Consolidated Statements of Cash Flows for the
      nine months ended March 31, 2003 and 2002 (unaudited)       5

    Notes to Consolidated Financial Statements (unaudited)        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                              15

ITEM 4.  CONTROLS AND PROCEDURES                                  15


                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      16

ITEM 5.  OTHER INFORMATION                                        16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         16

SIGNATURES                                                        17

                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                      TECHNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                              3/31/03        6/30/02
                                            ------------   ------------
ASSETS
  Cash and cash equivalents                 $ 26,836,002   $ 26,392,480
  Short-term available-for-sale investments   76,775,269     70,671,341
  Trade accounts receivable (net)             18,733,954     16,913,002
  Interest receivable                          2,210,218      2,500,616
  Inventories                                  6,558,346      6,077,035
  Deferred income taxes                        4,104,000      3,762,000
  Income taxes receivable                             --      1,845,421
  Prepaid expenses                             1,262,314        915,854
                                            ------------   ------------
    Total current assets                     136,480,103    129,077,749

  Property and equipment (net)                81,543,402     70,312,602
  Goodwill (net) (Note B)                     12,540,000     12,540,000
  Intangible assets (net) (Note B)             4,902,562      6,357,000
  Deferred income taxes                        8,824,000      9,400,000
  Other long-term assets                       7,915,190     10,559,608
                                            ------------   ------------
                                            $252,205,257   $238,246,959
                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                    $  3,296,090   $  4,326,359
  Salaries, wages and related
    accounts payable                           2,145,726      2,873,505
  Other accounts payable and
    accrued expenses                           3,176,955      6,480,023
  Income taxes payable                         3,586,653             --
  Current portion of long-term debt            1,220,415        949,637
                                            ------------   ------------
    Total current liabilities                 13,425,839     14,629,524

  Long-term debt, less current portion        16,163,560     17,100,652
                                            ------------   ------------
     Total liabilities                        29,589,399     31,730,176

  Commitments and contingencies (Note E)

  Common stock, par value $.01 per
    share; authorized 100,000,000; issued
    and outstanding 40,855,948 and
    41,562,136, respectively                     408,559        415,621
  Additional paid-in capital                  61,086,736     58,584,103
  Retained earnings                          159,211,735    147,369,149
  Accumulated other comprehensive income       1,908,828        147,910
                                            ------------   ------------
    Total stockholders' equity               222,615,858    206,516,783
                                            ------------   ------------
                                            $252,205,257   $238,246,959
                                            ============   ============

         See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                             QUARTER ENDED            NINE MONTHS ENDED
                        ------------------------  --------------------------
                          3/31/03      3/31/02      3/31/03       3/31/02
                        -----------  -----------  ------------  ------------
Net sales               $37,736,518  $34,285,276  $105,584,968  $ 95,264,853
Cost of sales             8,756,163    8,392,165    25,817,172    23,968,392
                        -----------  -----------  ------------  ------------
Gross margin             28,980,355   25,893,111    79,767,796    71,296,461

Operating expenses:
  Selling, general and
    administrative        4,705,923    4,469,162    14,557,695    13,913,188
  Research and
    development           5,285,180    4,442,057    15,097,517    12,741,064
  Amortization of
    intangible assets       484,813    2,137,312     1,454,438     6,411,935
Interest expense            178,274      323,719       797,499       997,243
Interest income            (732,060)    (886,595)   (2,226,483)   (2,762,607)
Other non-operating
  income/expense (net)      (59,313)      57,544        74,385       (16,690)
                        -----------  -----------  ------------  ------------
                          9,862,817   10,543,199    29,755,051    31,284,133
                        -----------  -----------  ------------  ------------
Earnings before
  income taxes           19,117,538   15,349,912    50,012,745    40,012,328
Income taxes              6,724,000    4,776,000    17,293,000    12,579,000
                        -----------  -----------  ------------  ------------
Net earnings            $12,393,538  $10,573,912  $ 32,719,745  $ 27,433,328
                        ===========  ===========  ============  ============

Earnings per share:
 Basic                  $      0.30  $      0.25  $       0.79  $       0.66
 Diluted                $      0.30  $      0.25  $       0.78  $       0.65

Weighted average common
  shares outstanding:
  Basic                  41,296,620   41,544,110    41,369,059    41,488,383
  Diluted                41,990,671   42,524,992    42,198,103    42,531,964

         See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       NINE MONTHS ENDED
                                                  --------------------------
                                                    3/31/03       3/31/02
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                    $ 32,719,745  $ 27,433,328
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Depreciation and amortization                 4,769,475     9,439,663
       Deferred income taxes                           242,000      (757,000)
       Losses by equity method investees             2,279,712     1,041,068
       Other                                           364,707       330,957
  Change in current assets and current
    liabilities:
       Trade accounts and interest receivable       (1,250,602)   (1,962,671)
       Inventories                                    (447,975)     (505,363)
       Prepaid expenses                               (335,890)     (331,805)
       Trade and other accounts payable             (4,382,315)   (3,745,346)
       Salaries, wages and related accounts           (739,780)      170,001
       Income taxes payable                          5,936,251        15,090
                                                  ------------  ------------
Net cash provided by operating activities           39,155,328    31,127,922
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              (14,513,514)  (13,942,179)
  Real estate deposit                                       --    (1,999,000)
  Purchase of short-term available-for-
    sale investments                               (53,440,000)  (39,419,571)
  Proceeds from sale of short-term
    available-for-sale investments                  48,375,072    32,902,541
  Increase in other long-term assets                        --    (3,034,103)
                                                  ------------  ------------
Net cash used in investing activities              (19,578,442)  (25,492,312)
                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                           1,531,978       328,873
  Repurchase of common stock                       (20,481,567)     (485,010)
  Payments on long-term debt                          (666,314)     (660,259)
                                                  ------------  ------------
Net cash used in financing activities              (19,615,903)     (816,396)
                                                  ------------  ------------
Effect of exchange rate changes on cash                482,539        54,801
                                                  ------------  ------------
Net increase in cash and cash equivalents              443,522     4,874,015
Cash and cash equivalents at beginning of period    26,392,480    21,267,791
                                                  ------------  ------------
Cash and cash equivalents at end of period        $ 26,836,002  $ 26,141,806
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

Certain consolidated balance sheet captions appearing in this interim report are as follows:

                                               3/31/03       6/30/02
                                             ------------  ------------
ACCOUNTS RECEIVABLE
  Accounts receivable                        $ 19,000,954  $ 17,176,002
    Less allowance for doubtful accounts          267,000       263,000
                                             ------------  ------------
      NET ACCOUNTS RECEIVABLE                $ 18,733,954  $ 16,913,002
                                             ============  ============
INVENTORIES
  Raw materials                              $  2,795,314  $  2,785,949
  Supplies                                        129,446       118,895
  Finished goods                                3,633,586     3,172,191
                                             ------------  ------------
      TOTAL INVENTORIES                      $  6,558,346  $  6,077,035
                                             ============  ============
PROPERTY AND EQUIPMENT
  Land                                       $  2,998,800  $  1,571,000
  Buildings and improvements                   64,929,704    63,541,408
  Building construction in progress            17,769,501     7,728,660
  Laboratory equipment                         16,267,535    16,694,898
  Office equipment                              3,098,116     4,263,512
  Leasehold improvements                          512,725       497,087
                                             ------------  ------------
                                              105,576,381    94,296,565
    Less accumulated depreciation and
      amortization                             24,032,979    23,983,963
                                             ------------  ------------
      NET PROPERTY AND EQUIPMENT             $ 81,543,402  $ 70,312,602
                                             ============  ============

                                     6

                                               3/31/03       6/30/02
                                             ------------  ------------
GOODWILL                                     $ 38,845,547  $ 38,845,547
    Less accumulated amortization              26,305,547    26,305,547
                                             ------------  ------------
      NET GOODWILL                           $ 12,540,000  $ 12,540,000
                                             ============  ============
INTANGIBLE ASSETS
  Customer list                              $ 18,010,000  $ 18,010,000
  Technology licensing agreements                 500,000       500,000
  Acquisition costs                               229,542       229,542
                                             ------------  ------------
                                               18,739,542    18,739,542
    Less accumulated amortization              13,836,980    12,382,542
                                             ------------  ------------
      NET INTANGIBLE ASSETS                  $  4,902,562  $  6,357,000
                                             ============  ============


B.  GOODWILL AND INTANGIBLE ASSETS:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these
lives are determined to be indefinite.   The Company assessed the
recoverability of its goodwill and other intangibles upon the adoption of SFAS No. 142 and determined no impairment existed at July 1, 2002. The Company used cash flow and fair value methodologies to assess impairment.
The Company had net goodwill and other intangible assets of approximately $12.5 million and $4.9 million, respectively, at March 31, 2003.

The pro forma effects of implementation of SFAS No. 142 to prior periods would be as follows:

                             QUARTER ENDED           NINE MONTHS ENDED
                        ------------------------  ------------------------
                          3/31/03      3/31/02      3/31/03      3/31/02
                        -----------  -----------  -----------  -----------
Reported net income     $12,393,538  $10,573,912  $32,719,745  $27,433,328
Goodwill amortization,
  net of tax                     --    1,018,500           --    3,056,500
                        -----------  -----------  -----------  -----------
Adjusted net income     $12,393,538  $11,592,412  $32,719,745  $30,489,828
                        ===========  ===========  ===========  ===========
Reported basic
  earnings per share    $      0.30  $      0.25  $      0.79  $      0.66
Goodwill amortization          0.00         0.03         0.00         0.07
                        -----------  -----------  -----------  -----------
Adjusted basic
  earnings per share    $      0.30  $      0.28  $      0.79  $      0.73
                        ===========  ===========  ===========  ===========
Reported diluted
  earnings per share    $      0.30  $      0.25  $      0.78  $      0.65
Goodwill amortization          0.00         0.02         0.00         0.07
                        -----------  -----------  -----------  -----------
Adjusted diluted
  earnings per share    $      0.30  $      0.27  $      0.78  $      0.72
                        ===========  ===========  ===========  ===========

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
                                        ===========  ===========  ===========

The estimated future amortization expense for other intangible assets as of March 31, 2003 for the remainder of fiscal year 2003 and the five succeeding fiscal years is as follows (in thousands):

                                       Estimated
                                     Amortization
 Year ended June 30                     Expense
--------------------                 -------------
 2003 (remaining three months)        $     485
 2004                                     1,599
 2005                                     1,221
 2006                                       881
 2007                                       541
 2008                                       175


C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows:

                                 QUARTER ENDED         NINE MONTHS ENDED
                             ----------------------  ----------------------
                              3/31/03     3/31/02     3/31/03     3/31/02
                             ----------  ----------  ----------  ----------
Weighted average common
  shares outstanding-basic   41,296,620  41,544,110  41,369,059  41,488,383
Dilutive effect of stock
  options and warrants          694,051     980,882     829,044   1,043,581
                             ----------  ----------  ----------  ----------
Weighted average common
  shares outstanding-diluted 41,990,671  42,524,992  42,198,103  42,531,964
                             ==========  ==========  ==========  ==========

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation were 585,920 and 581,310 at March 31, 2003 and 2002, respectively.

During the quarter ended March 31, 2003, the Company purchased and retired 679,000 shares of Company common stock at a market value of $14,616,677. The effect of the purchases was a 236,700 reduction in the weighted average common shares outstanding for the quarter ended March 31, 2003. The full impact of the above purchases will be reflected in the fourth quarter weighted average common shares outstanding.

During the first nine months of fiscal 2003 and 2002, the Company purchased and retired 926,500 and 20,000 shares of Company common stock at a market value of $20,481,567 and $485,010, respectively. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through May 1, 2003, 2,397,700 shares have been purchased at a market value of $33,176,069.


D.  SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments:

                              QUARTER ENDED            NINE MONTHS ENDED
                         ------------------------  -------------------------
                           3/31/03      3/31/02      3/31/03       3/31/02
                         -----------  -----------  ------------  -----------
External sales
  Hematology             $ 3,996,260  $ 3,630,788  $ 11,756,641  $11,103,610
  Biotechnology           23,642,089   22,701,874    66,583,212   61,786,231
  R&D Systems Europe      10,098,169    7,952,614    27,245,115   22,375,012
                         -----------  -----------  ------------  -----------
Total external sales     $37,736,518  $34,285,276  $105,584,968  $95,264,853
                         ===========  ===========  ============  ===========
Intersegment sales
  Hematology             $        --  $        --  $         --  $        --
  Biotechnology            4,874,133    4,586,030    13,525,573   12,532,307
  R&D Systems Europe          13,565       17,865        37,045       47,300
                         -----------  -----------  ------------  -----------
Total intersegment sales $ 4,887,698  $ 4,603,895  $ 13,562,618  $12,579,607
                         ===========  ===========  ============  ===========
Earnings before
 income taxes
  Hematology             $ 1,338,726  $ 1,068,211  $  3,901,042  $ 3,462,170
  Biotechnology           15,955,208   13,787,428    42,649,248   34,919,770
  R&D Systems Europe       3,187,534    1,671,832     7,322,252    4,488,280
  Corporate and other     (1,363,930)  (1,177,559)   (3,859,797)  (2,857,892)
                         -----------  -----------  ------------  -----------
Total earnings before
 income taxes            $19,117,538  $15,349,912  $ 50,012,745  $40,012,328
                         ===========  ===========  ============  ===========


E. CONTINGENCIES:

Portions of the Company's short-term available-for-sale investments were held in brokerage accounts carried by a clearing firm which in late September 2001 was placed in bankruptcy. The trustee appointed pursuant to the Securities Investor Protection Act has released to the Company cash and securities representing approximately 99% of the total value of the accounts and has withheld securities and cash equivalents in the amount of approximately $250,000 pending resolution of the bankruptcy proceeding. Management believes that all of its securities and cash equivalents will be returned to the Company as the trustee has available the assets of customers' accounts and third-party insurance. Accordingly, no impairment loss has been recognized at this time.


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

In March 2002, the Company purchased property adjacent to its Minneapolis facility for approximately $8.9 million. In fiscal 2000, the Company paid $2 million and issued warrants to purchase 120,000 shares of common stock as a deposit on the acquisition. The warrants were valued at $858,000. The remaining $6 million of the purchase price was financed through cash on hand. In addition, the Company paid $1,999,000 in March 2002 as a nonrefundable deposit on an option, which expires in 2005, to purchase additional adjacent property. In fiscal 2000, the Company paid an original $1,000 deposit on this option.


G. MODIFICATION OF LOAN AGREEMENT:

As of March 31, 2003, the Company's long-term debt consisted of a mortgage note payable. The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of March 31, 2003.


H.  STOCK OPTIONS:

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

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123 the Company's net earnings and earnings per share would have been as follows:

                                QUARTER ENDED           NINE MONTHS ENDED
                           ------------------------  ------------------------
                             3/31/03      3/31/02      3/31/03      3/31/02
                           -----------  -----------  -----------  -----------
Net earnings:
  As reported              $12,393,538  $10,573,912  $32,719,745  $27,433,328
  Less employee stock-
    based compensation,
    net of taxes                40,588      136,047      622,248      994,767
                           -----------  -----------  -----------  -----------
  Pro forma                $12,352,950  $10,437,865  $32,097,497  $26,438,561
                           ===========  ===========  ===========  ===========

Basic earnings per share:
  As reported              $      0.30  $      0.25  $      0.79  $      0.66
  Less employee stock-
    based compensation            0.00         0.00         0.01         0.02
                           -----------  -----------  -----------  -----------
  Pro forma                $      0.30  $      0.25  $      0.78  $      0.64
                           ===========  ===========  ===========  ===========

Diluted earnings
  per share:
  As reported              $      0.30  $      0.25  $      0.78   $     0.65
  Less employee stock-
    based compensation            0.01         0.00         0.02         0.03
                           -----------  -----------  -----------  -----------
  Pro forma                $      0.29  $      0.25  $      0.76  $      0.62
                           ===========  ===========  ===========  ===========


The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of between 41% and 99%, risk-free interest rates between 4.2% and 6.1% and expected lives between 7 and 10 years.


           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations Quarter and Nine Months Ended March 31, 2003
             vs. Quarter and Nine Months Ended March 31, 2002

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


Net Sales

Net sales for the quarter ended March 31, 2003 were $37,736,518, an increase of $3,451,242 (10%) from the quarter ended March 31, 2002. Net sales for the nine months ended March 31, 2003 increased $10,320,115 (11%) from $95,264,853 to $105,584,968. R&D Systems' Biotechnology Division net sales increased $940,215 (4%) and $4,796,981 (8%) and R&D Systems' Hematology Division net sales increased $365,472 (10%) and $653,031 (6%) for the quarter and nine months ended March 31, 2003, respectively. R&D Europe net sales increased $2,145,555 (27%) and $4,870,103 (22%) for the quarter and nine months ended March 31, 2003. In British pounds, R&D Europe's net sales increased 13% and 11% for the quarter and nine months.

The slowing of the Company's sales growth as compared to prior-year periods from a 16% growth rate in the first quarter of the current fiscal year to 7% in the second quarter and 10% in the current quarter was primarily due to the reduction in R&D Systems' Biotechnology Division sales growth. Biotechnology Division sales for the second and third quarter of fiscal 2003 increased 3.7% and 4.1%, respectively from last year compared to a 16.1% increase in the first quarter of fiscal 2003. The decline in sales growth rates occurred across all major product lines and customer segments and can be attributed mainly to economic factors. The increase in the year-over-year growth rate for the Biotechnology Division from 3.7% in the second quarter to 4.1% in the third quarter was mainly the result of increased sales growth to its largest customer segment, pharmaceutical and biotechnology research companies.


Gross margins

Gross margins for the third quarter of fiscal 2003 were 76.8% compared to 75.5% for the same quarter in fiscal 2002. Gross margins for the nine months ended March 31, 2003 were 75.6% compared to 74.8% for the same period in fiscal 2002.

Biotechnology Division margins increased slightly from 79.5% to 80.0% for the quarter, but remained steady at 78.9% for the nine months ended March 31.
R&D Europe gross margins increased from 35.8% to 43.0% for the quarter and from 35.8% to 41.2% for the nine months ended March 31, 2003 as a result of favorable exchange rate changes due to the weakening of the U.S. dollar to the British pound sterling. Hematology Division gross margins increased from 41.5% to 45.4% for the quarter and from 43.0% to 45.3% for the nine months ended March 31, 2003 as a result of lower raw material costs. Blood costs during the first three quarters of last fiscal year were high due to supply shortages.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $236,761 (5%) and $644,507 (5%) from the third quarter and first nine months of last year, respectively.


Research and Development Expenses

Research and development expenses increased $843,123 (19%) and $2,356,453 (18%) for the quarter and nine months ended March 31, 2003. Included in research and development expenses are the Company's share of losses by ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI), development stage companies in which the Company has invested. Research and development expenses are composed of the following:

                              QUARTER ENDED           NINE MONTHS ENDED
                          ----------------------  ------------------------
                            3/31/03     3/31/02     3/31/03      3/31/02
                          ----------  ----------  -----------  -----------
R&D Systems' expenses     $4,361,942  $3,912,624  $12,817,805  $11,699,996
Chemocentryx, Inc. losses    792,163     388,640    1,807,540      749,500
Discovery Genomics, Inc.
  losses                     131,075     140,793      472,172      291,568
                          ----------  ----------  -----------  -----------
Total research and
  development expenses    $5,285,180  $4,442,057  $15,097,517  $12,741,064
                          ==========  ==========  ===========  ===========

Excluding CCX and DGI losses, research and development expenses for the third quarter and first nine months of fiscal 2003 increased $449,318 (11%) and $1,117,809 (10%), respectively.


Amortization of Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these
lives are determined to be indefinite.   The Company assessed the
recoverability of its goodwill and other intangibles upon the adoption of SFAS No. 142 and determined no impairment existed at July 1, 2002. The Company used cash flow and fair value methodologies to assess impairment.
The Company had net goodwill and other intangible assets of approximately $12.5 million and $4.9 million, respectively, at March 31, 2003.

The pro forma effects of implementation of SFAS No. 142 to prior periods would be as follows:

                             QUARTER ENDED           NINE MONTHS ENDED
                        ------------------------  ------------------------
                          3/31/03      3/31/02      3/31/03      3/31/02
                        -----------  -----------  -----------  -----------
Reported net income     $12,393,538  $10,573,912  $32,719,745  $27,433,328
Goodwill amortization,
  net of tax                     --    1,018,500           --    3,056,500
                        -----------  -----------  -----------  -----------
Adjusted net income     $12,393,538  $11,592,412  $32,719,745  $30,489,828
                        ===========  ===========  ===========  ===========
Reported basic
  earnings per share    $      0.30  $      0.25  $      0.79  $      0.66
Goodwill amortization          0.00         0.03         0.00         0.07
                        -----------  -----------  -----------  -----------
Adjusted basic
  earnings per share    $      0.30  $      0.28  $      0.79  $      0.73
                        ===========  ===========  ===========  ===========
Reported diluted
  earnings per share    $      0.30  $      0.25  $      0.78  $      0.65
Goodwill amortization          0.00         0.02         0.00         0.07
                        -----------  -----------  -----------  -----------
Adjusted diluted
  earnings per share    $      0.30  $      0.27  $      0.78  $      0.72
                        ===========  ===========  ===========  ===========


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
                                     ===========  ===========  ===========


Other Non-operating Income/Expenses

Other non-operating income/expense consists mainly of foreign currency transaction gains and losses, rental income, and real estate taxes and utility expenses related to properties under construction/renovation.


Net Earnings

Earnings before income taxes increased $3,767,626 from $15,349,912 in the third quarter of fiscal 2002 to $19,117,538 in the third quarter of fiscal 2003. Earnings before income taxes for the nine months increased $10,000,417 from $40,012,328 to $50,012,745. The increase in earnings before income taxes was due primarily to the increase in sales and reduction in goodwill amortization.

Income taxes for the quarter and nine months ended March 31, 2003 were provided at a rate of approximately 35% of consolidated pretax earnings compared to 31% for the prior-year periods. The increase in the tax rate was primarily the result of increased losses by CCX and DGI for which there are no tax benefits, decreased tax exempt interest income and changes in state income tax regulations. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for foreign sales. Foreign income taxes have been provided at rates which approximate the tax rates in the United Kingdom, France and Germany.

                   Liquidity and Capital Resources

At March 31, 2003, cash and cash equivalents and short-term available-for-sale investments were $103,611,271 compared to $97,063,821 at June 30, 2002. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal years.

Cash Flows From Operating Activities

The Company generated cash of $39,155,328 from operating activities in the first nine months of fiscal 2003 compared to $31,127,922 for the first nine months of fiscal 2002. The increase was mainly the result of increased earnings after adjustment for noncash items and increased income taxes payable. The increase in income taxes payable was the result of higher U.S. taxable income in the first nine months of fiscal 2003 ($2,169,000 increase in income taxes payable compared to fiscal 2002) and lower income tax deposits made in the first nine months of fiscal 2003 ($3,489,000 less than made in the first nine months of fiscal 2002).

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal 2003 and 2002 were $14,513,514 and $13,942,179, respectively. Included in fiscal 2003 capital additions was $10.6 million for renovation of property purchased in fiscal 2002 and the construction of an infill connecting this property to R&D Systems' existing property, $202,000 for the completion of the parking ramp and $2.7 million for the purchase of property in southeastern Minnesota as described previously in Note F. Included in capital additions for the first nine months of fiscal 2002 was $6 million for property acquired in Minneapolis, $701,000 for renovation of the property and construction of the infill and $5.1 million for construction of a parking ramp. The remaining capital additions in the first nine months of fiscal fiscal 2003 and 2002 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2003 for laboratory and computer equipment are expected to cost approximately $500,000 and are expected to be financed through currently available funds and cash generated from operating activities. Costs to finish the renovation of the property purchased in fiscal 2002 and the construction of the infill are estimated at approximately $7 million with completion expected in fiscal 2004. The majority of the work to complete the projects will take place in fiscal 2004. The renovation and infill are expected to be financed through currently available funds, cash generated from operating activities and maturities of short-term available-for-sale investments.

During the nine months ended March 31, 2003 the Company purchased $53,440,000 and sold $48,375,072 of short-term available-for-sale investments. During the nine months ended March 31, 2002, the Company purchased $39,419,571 and sold $32,902,541 of short-term available-for-sale investments. The Company's investment policy is to place excess cash in short-term bonds and other short-term investments. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

During the first nine months of fiscal 2002, the Company invested $3 million in Discovery Genomics, Inc.

Cash Flows From Financing Activities

Cash of $1,531,978 and $328,873 was received during the nine months ended March 31, 2003 and 2002, respectively, for the exercise of options for 112,750 and 86,800 shares of common stock. During the first nine months of fiscal 2003 and 2002 options for 120,000 and 80,000 shares of common stock were exercised by the surrender of 12,438 and 7,654 shares of the Company's common stock with a fair market values of $404,981 and $224,968, respectively.

During the first nine months of fiscal 2003 and 2002, the Company purchased and retired 926,500 and 20,000 shares of Company common stock at a market value of $20,481,567 and $485,010, respectively. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through May 1, 2003, 2,397,700 shares have been purchased at a market value of $33,176,069.

The Company has never paid cash dividends and has no plans to do so in fiscal 2003.


    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $76,775,269. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company does not expect any such increase in interest rates to have an adverse impact on income or cash flows.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of March 31, 2003, the Company's long-term debt consisted of a mortgage note payable. The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of March 31, 2003.


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

                          PART II OTHER INFORMATION


                         ITEM 1 - LEGAL PROCEEDINGS

None


                       ITEM 2 - CHANGES IN SECURITIES

None


                  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


             ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

None

                         ITEM 5 - OTHER INFORMATION

Forward Looking Information and Cautionary Statements: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of changes in foreign currency exchange rates, and the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    See exhibit index following.


B.  REPORTS ON FORM 8-K

    Form 8-K dated May 1, 2003 furnishing pursuant to Item 12, the Registrant's press release reporting earnings for the third quarter of fiscal 2003.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TECHNE CORPORATION
                                    (Company)




Date:  May 13, 2003                 /s/ Thomas E. Oland
                                    --------------------------------
                                    President, Chief Executive and
                                    Chief Financial Officer



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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors and auditors (or persons performing the equivalent function):

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

Date:  May 13, 2003

/s/ Thomas E. Oland
-------------------------------
Thomas E. Oland
Chief Executive Officer and
Chief Financial Officer


                                 EXHIBIT INDEX
                                       TO
                                   FORM 10-Q

                               TECHNE CORPORATION

Exhibit #      Description
-----------    -------------------
 99            Certification


