Form 10-K
period 2003-06-30
TECHNE CORP /MN/
filed 2003-09-26
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                                FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: (X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (    )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). (X)

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 12, 2003 as reported on The Nasdaq Stock Market was approximately $1,302,581,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 12, 2003:
41,027,576

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                            TABLE OF CONTENTS

                                                                     Page
PART I

      Item 1.  Business                                                3

      Item 2.  Properties                                             13

      Item 3.  Legal Proceedings                                      13

      Item 4.  Submission of Matters to a Vote of Security Holders    14

               Supplemental Item - Executive Officers of the Company  14

PART II

      Item 5.  Market for the Company's Common Equity                 14
                 and Related Stockholder Matters

      Item 6.  Selected Financial Data                                15

      Item 7.  Management's Discussion and Analysis of                16
                 Financial Condition and Results of Operations

      Item 7A. Quantitative and Qualitative Disclosures               23
                 about Market Risk

      Item 8.  Financial Statements and Supplementary Data            24

      Item 9.  Changes in and Disagreements with Accountants          37
                 on Accounting and Financial Disclosure

PART III

      Item 10. Directors and Executive Officers                       37

      Item 11. Executive Compensation                                 38

      Item 12. Security Ownership of Certain Beneficial               38
                 Owners and Management

      Item 13. Certain Relationships and Related Transactions         38

      Item 14. Controls and Procedures                                38

      Item 15. Audit Committee Financial Expert                       38

      Item 16. Principal Accountant Fees and Services                 38

PART IV

      Item 17. Exhibits, Financial Statement Schedules,               39
                 and Reports on Form 8-K

SIGNATURES                                                            41

                                    PART I

                              ITEM 1.  BUSINESS

OVERVIEW

Techne Corporation (the Company) is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major operating segments are hematology controls, which are used in hospital and clinical laboratories to check the accuracy of blood analysis instruments, and biotechnology products, including purified proteins (cytokines) and antibodies which are sold exclusively to the research market and assay kits which are sold to the research and clinical diagnostic markets. R&D Europe distributes R&D Systems' biotechnology products in Europe. R&D Europe has a German sales subsidiary, R&D Systems GmbH (R&D GmbH). The Company's foreign sales corporation, Techne Export Inc., was dissolved in fiscal 2002.

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

Between fiscal 1998 and 2000, the Company made equity investments in the preferred stock of ChemoCentryx, Inc. (CCX), a technology and drug development company. The Company currently holds approximately 26% of the outstanding stock of CCX. In addition to the equity investment and joint research efforts, the Company obtained research and diagnostic market rights to all products discovered or developed by CCX.

In fiscal 1999, R&D Systems purchased Genzyme Corporation's research products business. This acquisition established R&D Systems as the world's leading supplier of research and diagnostic cytokine products. Included in cost of sales for fiscal 2003, 2002 and 2001 were $2.3 million, $1.8 million and $1.1 million, respectively, of royalties paid to Genzyme under the purchase agreement. The royalty agreement expired on June 30, 2003.

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


THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 2003, 2002 and 2001, R&D Systems' Hematology Division revenues accounted for approximately 11%, 12% and 13%, respectively, of consolidated revenues. Revenues from R&D Systems' Biotechnology Division were 63%, 65% and 64% and revenues from R&D Europe were 26%, 23% and 23% of consolidated revenues for fiscal 2003, 2002 and 2001, respectively.

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

During fiscal 1990, the Biotechnology Division released its first cytokine assay kits under the tradename Quantikine(r). These kits are used by researchers to quantify the level of a specific cytokine in a sample of blood, serum, or other biological fluid. In fiscal 1996, the Biotechnology Division expanded its Quantikine line by introducing a line of assay kits for mouse cytokines and has subsequently released kits for other animal models, including rat and pig. These kits are used extensively by research scientists doing cytokine studies using animal models, such as those used in pharmaceutical discovery and development programs.

R&D Systems currently manufactures and sells over 5,000 biotechnology products.

Current Biotechnology Products

Cytokines and Related Antibodies. Cytokines, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest purity. Polyclonal antibodies are produced in animals (primarily goats and rabbits). The animals' immune systems recognize the cytokines as foreign and develop antibodies to these cytokines. The polyclonal antibodies are then purified from the animals' blood. Monoclonal antibodies are produced by injecting purified cytokines into mice. The B cells of a mouse's immune system are then isolated and fused with immortalized mouse cells that will produce the desired antibody. Purified cytokines and antibodies are made available both as research reagents and as parts of assay kits (below).

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

DNA and Related Products. This diverse product line includes: primer pairs which are synthetic DNA used to amplify specific genes in the laboratory, messenger RNA kits that allow researchers to quantitate the amount of a specific cytokine messenger RNA, and reagents for the study of DNA damage and repair mechanisms in the cell.

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

Current Retail Hematology Products

Impedance-Type Whole Blood Controls/Calibrators. The Hematology Division of R&D Systems currently produces controls and calibrators for the following impedance-type instruments: Abbott Cell-Dyn, ABX, Beckman Coulter, CDC Technologies, Hycel, and Sysmex instruments.

Laser-Type Whole Blood Controls/Calibrators. Currently produced controls and calibrators for laser-type instruments include products for the following: Beckman Coulter MAXM, STKS and GENS; Abbott Cell-Dyn 3000, 3200, 3500 and 4000 instruments; ABX instruments; Bayer Technicon ADVIA and H series instruments; and Sysmex SE, SF and XE type instruments.

Linearity Control. This product provides a means of assessing the linearity of hematology analyzers for white blood cells, red blood cells, hemoglobin, platelets and reticulocytes.

Whole Blood Reticulocyte Controls. These controls are designed for manual and automated counting of reticulocytes (immature red blood cells).

Whole Blood Flow Cytometry Controls. These products are controls for flow cytometry instruments. These instruments are used to identify and quantify white blood cells by their surface antigens.

Whole Blood Glucose/Hemoglobin Control. This product is designed to monitor instruments which measure glucose and hemoglobin in whole blood.

Erythrocyte Sedimentation Rate Control. This product is designed to monitor erythrocyte sedimentation rate tests.

Multi-Purpose Platelet Reference Controls. These products, Platelet-Trol II and Platelet-Trol extended, are designed for use by automatic and semi-automatic impedance and laser instruments.

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

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 2003 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be developed or, if developed, can be successfully introduced into the marketplace.

Included in consolidated research and development expense are the Company's share of losses by CCX and DGI, development stage companies in which the Company has invested. Research and development expense was as follows:

                                     Year ended June 30,
                                2003         2002        2001
                            -----------  -----------  -----------
     R&D Systems' expenses  $17,393,441  $15,614,817  $14,022,546
     CCX losses               2,580,023    1,350,435      499,687
     DGI losses                 607,879      505,015           --
                            -----------  -----------  -----------
                            $20,581,343  $17,470,267  $14,522,233
                            ===========  ===========  ===========
     Percent of revenue            14.2%        13.3%        12.6%


BUSINESS RELATIONSHIPS

Between fiscal 1998 and 2000, the Company purchased a total of $5 million of convertible preferred stock of ChemoCentryx, Inc. (CCX), which gave the Company a 49% interest in CCX through January 2001. In February 2001, CCX obtained $23 million in financing through the issuance of 8,846,154 shares of additional preferred stock. The Company currently holds approximately 26% of the outstanding voting stock of CCX. CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX or R&D Systems. The Company accounts for the investment under the equity method of accounting and, through January 2001, recognized 100% of the losses of CCX due to the limited amount of cash consideration provided by the holders of the common shares of CCX. Subsequent to January 2001, the Company is including CCX operating results in its consolidated financial statements based on its ownership percentage. The Company's net investment in CCX was $2,511,023 and $5,091,046 at June 30, 2003 and 2002, respectively.

On August 2, 2001, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drugable targets. The Company acquired a 39% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. The Company's investment is accounted for under the equity method of accounting. The Company's net investment in DGI was $1,887,106 and $2,494,985 at June 30, 2003 and 2002, respectively.

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal 2003, 2002 and 2001, OEM contracts accounted for $7,153,518, $7,609,425 and $7,096,901, respectively, or 5%, 6% and 6% of total consolidated revenues.


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

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission (NRC) and has been granted an NRC license due to expire in April 2004. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 2004. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they will not be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.


AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company's hematology controls is whole blood. Human blood is purchased from commercial blood banks and porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased owing largely to the requirement that it be tested for certain diseases, the higher cost of these materials has not had a serious adverse effect on the Company's business. R&D Systems does not perform its own testing as the supplier tests all human blood purchased. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.


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

R&D Systems has not conducted a patent infringement study for each of its products. See Item 3 Legal Proceedings below.

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2003, 2002 and 2001, total royalties expensed under these licenses were approximately $2,273,000, $2,143,000 and $1,563,000, respectively.

R&D Systems has obtained federal trademark registration for certain of its hematology controls and biotechnology product groups. R&D Systems believes it has common law trademark rights to certain marks in addition to those which it has registered.


SEASONALITY OF BUSINESS

Sales of products by R&D Systems and R&D Europe, particularly R&D Europe, historically experience a slowing of sales or of the rate of sales growth during the summer months. R&D Systems also usually experiences a slowing of sales during the Thanksgiving to New Year holiday period. The Company believes this slowing is a result of vacation schedules in Europe and Japan and of academic schedules in the United States.


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2003, 2002 or 2001.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this report or as of a comparable date for fiscal 2002. The majority of the Company's biotechnology products are shipped within one day of receipt of the customers' order. The majority of hematology products are shipped based on a preset, recurring schedule.


COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including BD Biosciences, BioSource International, PeproTech, Inc., Sigma Chemical Co., Amersham Pharmacia and EMD Biosciences, Inc. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

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


EMPLOYEES

R&D Systems had 474 full-time and 40 part-time employees as of June 30, 2003. R&D Europe had 51 full-time and 10 part-time employees as of June 30, 2003, including 10 full-time and 1 part-time at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, England and Germany had no material effect on R&D Systems or R&D Europe in fiscal 2003.


FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations for the fiscal years ended June 30 (all amounts are in thousands of US dollars):

                                      2003      2002      2001
                                    --------  --------  --------
  Net Sales to External Customers
Hematology Division:
    US                              $ 14,119  $ 13,101  $ 12,357
    Other                              2,547     2,470     2,353
Biotechnology Division:
    US                                73,655    67,856    58,662
    Other                             17,310    16,798    14,995
R&D Europe:
    Other                             37,380    30,675    26,990
                                    --------  --------  --------
                                    $145,011  $130,900  $115,357
                                    ========  ========  ========
  Gross Margin
R&D Systems (US)                    $ 93,991  $ 87,558  $ 76,578
R&D Europe (England)                  13,151     9,178     8,731
R&D GmbH (Germany)                     2,473     1,657     1,623
                                    --------  --------  --------
                                    $109,615  $ 98,393  $ 86,932
                                    ========  ========  ========
  Net Earnings (Loss)
Parent and R&D Systems (US)         $ 41,630  $ 24,436  $ 31,006
R&D Europe (England)                   6,306     4,324     3,310
R&D GmbH (Germany)                       648       225       229
ChemoCentryx (US)                     (2,580)   (1,350)     (500)
Discovery Genomics (US)                 (608)     (505)       --
                                    --------  --------  --------
                                    $ 45,396  $ 27,130  $ 34,045
                                    ========  ========  ========
  Identifiable Assets
Parent and R&D Systems (US)         $229,714  $214,606  $197,743
R&D Europe (England)                  31,472    22,594    17,029
R&D GmbH (Germany)                     2,091     1,047       753
                                    --------  --------  --------
                                    $263,277  $238,247  $215,525
                                    ========  ========  ========

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

Research Spending

The Company's biotechnology products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Changes in spending on research by such companies and in funding of such universities and institutions by government, including the National Institutes of Health, affect the revenues and earnings of the Company. The Company's Biotechnology Division carries essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly revenues and earnings.

Foreign Currency Exchange Rates

Approximately one quarter of the Company's sales are made through its European subsidiary, R&D Systems Europe, which makes its sales in foreign currencies. The Company's revenues and earnings are, therefore, affected by fluctuations in currency exchange rates.

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

Protracted and costly litigation may be necessary to enforce rights of the Company and defend against claims of infringement of rights of others. See
Item 3 Legal Proceedings below.

Financial Impact of Expansion Strategy

The Company engages in an expansion strategy which includes internal development of new products, collaboration with manufacturers of automated instruments which may use the Company's products, investment in joint ventures and companies developing new products related to the Company's business and acquisition of companies for new products or additional customer base. Each of the strategies carries risks that objectives will not be achieved and future earnings will be adversely affected. During the early development stage, under the equity method of accounting, a percentage of the losses of certain companies in which the Company may invest will be reported as losses of the Company, as is the case with ChemoCentryx, Inc. and Discovery Genomics, Inc. The Company may not have control of the expense levels of such companies and their losses may be greater than those anticipated by the Company.

Government Regulation

Ongoing research and development activities, including preclinical and clinical testing, and the production and marketing of certain of the Company's products are subject to regulation by numerous governmental authorities in the United States and other countries. Some of the Company's products and manufacturing processes and facilities require governmental approval prior to commercial use. The approval process applicable to clinical diagnostic products of the type which may be developed by the Company may take a year or more. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties. There can be no assurance that regulatory approvals for such products will be obtained without lengthy delays, if at all.

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


INVESTOR INFORMATION

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, the Company files periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Financial and other information about the Company is available on its website (http://www.techne-corp.com). The Company makes available on its website, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

                              ITEM 2.  PROPERTIES

The Company owns the facilities its R&D Systems subsidiary occupies in Minneapolis, Minnesota. The R&D Systems complex currently includes 365,000 square feet of administrative, research and manufacturing space. The Hematology Division manufacturing and shipping operations are located at 640 McKinley Place N.E. (47,000 square feet). Biotechnology Division manufacturing and research operations are located at 600 McKinley Place NE (85,000 square feet) and 2201 Kennedy Street (200,000 square feet). Administrative, sales and marketing functions are also located at the 2201 Kennedy Street building. The Company also occupies an additional 20,000 square feet in space connecting the three buildings. This area houses a lunchroom, a library and warehouse space. In addition, the Company constructed a 13,000 square foot entrance to the facility.

In March 2002, the Company purchased property adjacent to its Minneapolis facility for approximately $8.9 million. The Company has begun to renovate this property and, when complete (planned for fiscal 2004), the building will add approximately 176,000 square feet of space. The Company plans to lease out approximately 70% of the building as retail and office space and use the remainder as warehouse and storage space. The Company has begun construction on an infill to connect this building to its current facility. The 78,000 square foot infill, planned to be completed in fiscal 2004, will be used primarily for laboratory space.

The Company has entered into an option agreement for additional real estate adjacent to the current facility. This option is exerciable through January 2005.

In December 2002, the Company purchased approximately 649 acres of farmland, including buildings, in southeast Minnesota for $2.7 million. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. Rental income from the property was $72,000 in fiscal 2003. The remaining property will be used by the Company to house goats used for polyclonal antibody production. Building construction of approximately $1.6 million is planned for this site in fiscal 2004.

R&D Europe leases approximately 17,000 square feet in a building in Abingdon, England. Base rent was $405,000 in fiscal 2003.

R&D GmbH leases approximately 2,300 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent was $33,000 in fiscal 2003.

The Company believes the acquired property, purchase option and leased property discussed above are adequate to meet its occupancy needs in the foreseeable future.


                       ITEM 3.  LEGAL PROCEEDINGS

On June 13, 2003, the Company submitted to the U.S. Patent and Trademark Office ("PTO") a "Request for Interference" to initiate an action between the Company and Streck Laboratories, Inc. regarding certain patents issued to Streck. The Streck patents relate to the addition of reticulocytes to hematology controls. The Company has reason to believe that it invented the invention(s) claimed in the Streck patents before Streck and is seeking a decision by the PTO that the Company is entitled to a patent covering the invention(s) and that the Streck patent is invalid.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2003 fiscal year.


                      EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

Name             Age  Position                           Officer Since
---------------- ---  ---------------------------------- -------------
Thomas E. Oland   62  Chairman of the Board, President,       1985
                        Treasurer, Chief Executive and
                        Chief Financial and Accounting
                        Officer and Director
Dr. Monica Tsang  58  Vice President, Research                1995
Marcel Veronneau  48  Vice President, Hematology              1995
                        Operations

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

                  FISCAL 2003 PRICE           FISCAL 2002 PRICE
                 HIGH           LOW          HIGH           LOW
              -----------   -----------   -----------   -----------

1st Quarter      $32.79     $22.79           $35.49        $25.90
2nd Quarter       34.75      28.42            36.85         27.91
3rd Quarter       28.99      20.76            37.05         27.02
4th Quarter       31.02      18.95            32.72         25.30


As of September 12, 2003, there were approximately 325 shareholders of record. As of September 12, 2003, there were over 20,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.

                        ITEM 6.  SELECTED FINANCIAL DATA

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUE, EARNINGS AND CASH
FLOW DATA FOR THE YEARS ENDED
JUNE 30                         2003      2002      2001     2000    1999(1)
----------------------------- --------  --------  -------- -------- --------
Net sales                     $145,011  $130,900  $115,357 $103,838 $ 90,901
Gross margin                      75.6%     75.2%     75.4%    74.2%    69.9%
Selling, general and
 administrative expenses          13.4%     15.1%     15.1%    16.4%    18.6%
Research and development
 expenses                         14.2%     13.3%     12.6%    10.8%    13.2%
Interest expense              $    974  $  1,320  $  1,381 $  1,441 $     --
Earnings before income
 taxes(2)                       69,555    37,736    47,808   39,412   26,054
Net earnings(2)                 45,396    27,130    34,045   26,583   16,656
Diluted earnings per share(2)     1.08      0.64      0.80     0.63     0.40
Capital expenditures            15,194    22,276     6,815   30,368    5,564
Depreciation and
 amortization(3)                 6,353    12,688    12,737   12,651   11,890
Change in net working capital   24,259     6,148    34,560   36,352  (12,544)
Net cash provided by
 operating activities(2)        54,089    27,667    46,372   38,739   28,422
Return on sales(2)                31.3%     20.7%     29.5%    25.6%    18.3%
Return on average equity(2)       20.5%     14.1%     21.4%    22.3%    20.7%

BALANCE SHEET, COMMON STOCK
AND EMPLOYEE DATA AS OF
JUNE 30                         2003      2002      2001     2000    1999 (1)
----------------------------- --------  --------  -------- -------- ---------
Cash, cash equivalents and
 short-term available-for-
 sale investments             $117,501  $ 97,064  $ 97,072 $ 59,824 $ 29,114
Receivables                     20,440    19,414    18,322   15,601   13,520
Inventories                      6,332     6,077     5,438    4,652    5,715
Working capital                138,707   114,448   108,300   73,740   37,388
Total assets                   263,277   238,247   215,525  180,410  123,801
Long-term debt, less
 current portion                15,852    17,101    18,050   18,935       --
Stockholders' equity           236,617   206,517   177,660  141,145   96,838
Average common and
 common equivalent
 shares (in thousands)          42,032    42,523    42,668   42,206   41,373
Book value per share(4)       $   5.78  $   4.97  $   4.29 $   3.41 $   2.41
Share price:
 High                            34.75     37.05     74.00    70.00    14.75
 Low                             18.95     25.30     22.50    12.38     6.13
Price to earnings ratio             28        44        41      103       31
Current ratio                    13.86      8.82      7.81     6.87     3.78
Quick ratio                      12.76      7.96      7.26     6.00     3.17
Full-time employees                525       509       494      440      402

(1) The Company acquired the research products business of Genzyme Corporation on July 1, 1998.

(2) Fiscal 2002 results include a $17,500,000 before tax charge ($11,375,000 after tax and $.27 diluted earnings per share) for settlement of litigation with Amgen, Inc.

(3) The fiscal 2003 decrease in depreciation and amortization was primarily the result of adoption of Statement of Financial Accounting Standards No. 142.

(4) Total stockholders' equity divided by total shares outstanding at June 30.


The Company has not declared any cash dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY STRUCTURE

TECHNE Corporation (the Company) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd.
(R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two operating segments: its Biotechnology Division and its Hematology Division. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Europe, the Company's third operating segment, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. R&D Europe has a German sales subsidiary, R&D Systems GmbH. The Company's foreign sales corporation, Techne Export Inc., was dissolved in fiscal 2002.


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

Valuation of accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's established provisions, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of inventory. Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventories on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. Individual protein and antibody sales volumes can be volatile and the Company believes that forecasting sales volumes for individual products beyond a two-year period is highly uncertain. As a result, the Company values its manufactured protein and antibody inventory based on a two-year sales forecast. Any significant unanticipated changes in product demand or market conditions could have an impact on the value of inventories and the change in value would be reflected in cost of sales in the period of the change.

Income taxes. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes have been made for all years presented.

Assessment of claims or pending litigation. The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company. As additional information becomes available, the Company will assess the potential liabilities related to claims or pending litigation and revise estimates as needed. Such revisions could materially impact the Company's consolidated financial position or results of operations.


RESULTS OF OPERATIONS

Net sales for fiscal 2003 were $145,010,900, an increase of $14,110,505 (11%) from fiscal 2002. Net sales by R&D Systems' Biotechnology Division for the period increased $6,309,833 (7%). Net sales by R&D Systems' Hematology Division increased $1,095,382 (7%) and net sales by R&D Europe increased $6,705,290 (22%). R&D Europe's net sales for fiscal 2003 were affected by changes in foreign currency exchange rates. In British pounds, R&D Europe's net sales increased 11% from the prior year. The increase in consolidated net sales for the fiscal year was due largely to increased sales of proteins and antibodies.

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

Gross margins, as a percentage of net sales, increased slightly from 75.2% in fiscal 2002 to 75.6% in fiscal 2003. Biotechnology Division gross margins decreased slightly from 79.2% to 79.0%. Hematology Division gross margins increased from 45.0% to 47.2% in fiscal 2003 as a result of lower raw material costs. Blood costs increased significantly during the prior year as a result of a decreased blood supply, but returned to a more normal level by the end of fiscal 2002. R&D Europe gross margins increased from 36.1% to 41.8% in fiscal 2003 mainly as a result of favorable exchange rates due to the weakening of the U.S. dollar to the British pound sterling.

Gross margins, as a percentage of net sales, decreased slightly from 75.4% in fiscal 2001 to 75.2% in fiscal 2002. Biotechnology Division gross margins increased from 78.6% to 79.2% in fiscal 2002 as a result of increased manufacturing efficiencies. Hematology Division gross margins decreased from 46.7% to 45.0% in fiscal 2002 as a result of higher raw material costs as discussed above. R&D Europe gross margins decreased from 38.3% to 36.1% in fiscal 2002 mainly as a result of changes in exchange rates.

Included in cost of sales for fiscal 2003, 2002, and 2001 were $2.3 million, $1.8 million and $1.1 million, respectively, of royalties paid under an agreement which concluded on June 30, 2003.

Selling, general and administrative expenses decreased $422,683 (2%) in fiscal 2003 and increased $2,438,042 (14%) in fiscal 2002. The decrease in selling, general and administrative expenses in fiscal 2003 was a direct result of a $1.2 million decrease in profit sharing and stock bonus contributions from the prior year due to sales and profit targets not being met. This decrease was partially offset by a $751,000 increase in wages and benefits. The increase in fiscal 2002 was due to increased wages and benefits ($903,000), profit sharing and stock bonus contributions ($442,000) and legal expenses ($373,000) from fiscal 2001.

Research and development expenses increased $3,111,076 and $2,948,034 in fiscal 2003 and 2002, respectively. Included in research and development expenses are the Company's share of losses by ChemoCentryx (CCX) and Discovery Genomics, Inc.
(DGI), development stage companies in which the Company has invested. Research and development expenses are composed of the following:

                                            YEAR ENDED JUNE 30,
                                      2003         2002         2001
                                  -----------  -----------  -----------
R&D Systems' expenses             $17,393,441  $15,614,817  $14,022,546
ChemoCentryx, Inc. losses           2,580,023    1,350,435      499,687
Discovery Genomics, Inc. losses       607,879      505,015           --
                                  -----------  -----------  -----------
                                  $20,581,343  $17,470,267  $14,522,233
                                  ===========  ===========  ===========

Exclusive of CCX and DGI, research and development expenses by the Company increased $1,778,624 and $1,592,271 in fiscal 2003 and 2002, respectively. These increases were primarily the result of the development and release of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division and the development and release of several new Hematology Division control products.

Amortization of intangible assets. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, under which goodwill is no longer amortized. Goodwill amortization expense was $6.27 million in both fiscal 2002 and 2001. As of June 30, 2002 the Company had net unamortized goodwill of $12,540,000. The Company assessed the recoverability of its goodwill and other intangible assets as of July 1, 2002 (adoption) and determined that no impairment existed. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2003. The Company used cash flow and fair value methodologies to assess impairment.

The pro forma effects of implementation of SFAS No. 142 to prior periods would be as follows:

                                        YEAR ENDED JUNE 30,
                                         2002         2001
                                     -----------  -----------
Reported net income                  $27,129,669  $34,045,376
Goodwill amortization, net of tax      4,076,000    4,076,000
                                     -----------  -----------
Adjusted net income                  $31,205,669  $38,121,376
                                     ===========  ===========

Reported basic earnings per share    $      0.65  $      0.82
Goodwill amortization                       0.10         0.10
                                     -----------  -----------
Adjusted basic earnings per share    $      0.75  $      0.92
                                     ===========  ===========

Reported diluted earnings per share  $      0.64  $      0.80
Goodwill amortization                       0.09         0.09
                                     -----------  -----------
Adjusted diluted earnings per share  $      0.73  $      0.89
                                     ===========  ===========

Litigation settlement. In fiscal 2002, the Company recorded a $17.5 million charge as a result of a litigation settlement. In fiscal 2000, Amgen, Inc. had presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. In May 2002, the parties agreed to a $17.5 million cash settlement of the dispute. The settlement was paid in June 2002 with cash on hand and the liquidation of approximately $15 million of short-term available-for-sale investments. The after-tax amount of the charge to the Company's fiscal 2002 results was approximately $11.4 million or $.27 per diluted share. Excluding the settlement, earnings per diluted share would have been $.91 for fiscal 2002 compared to $.80 in the prior year.

Other non-operating expense (income). Other non-operating expense (income) consists mainly of foreign currency transaction gains and losses, rental income, and real estate and utility expenses related to properties under construction/renovation.

Earnings before taxes increased from $37,735,669 in fiscal 2002 to $69,555,293 in fiscal 2003. Excluding the litigation settlement discussed above from fiscal 2002 results, earnings before taxes increased $14.3 million in fiscal 2003. R&D Systems' Biotechnology Division earnings increased $10,714,234, R&D Systems' Hematology Division earnings increased $843,416 and R&D Europe earnings increased $3,817,858. These increases in earnings were due mainly to increased sales and decreased goodwill amortization of $6.27 million and were partially offset by increased losses of $1,332,425 by CCX and DGI included in the Company's results.

Earnings before taxes decreased from $47,808,376 in fiscal 2001 to $37,735,669 in fiscal 2002. The decrease was the result of the litigation settlement discussed above. Excluding the settlement, the Company's earnings before taxes for fiscal 2002 would have been approximately $55.2 million compared to $47.8 million in the prior year, an increase of $7.4 million. R&D Systems' Biotechnology Division earnings increased $8,010,086, R&D Systems' Hematology Division earnings increased $37,292 and R&D Europe earnings increased $1,193,382. These increases in earnings were due mainly to increased sales and were partially offset by increased losses of $1,355,763 by CCX and DGI included in the Company's results.

Income taxes for fiscal 2003, 2002 and 2001 were provided at rates of approximately 35%, 28% and 29%, respectively. The increased tax rate in fiscal 2003 was primarily the result of changes in Minnesota income tax regulations which resulted in state tax expense of $666,000 ($1,552,000 expense offset by $886,000 of tax credit carryforwards) in fiscal 2003 compared to a credit of $1 million in fiscal 2002. The tax rate in fiscal 2001 includes the effect of a one-time $1.2 million credit as a result of the close-out of pending issues related to a state income tax examination for fiscal years 1996 through 1999. U.S. federal and state taxes have been reduced as a result of tax-exempt interest income, the benefit of extraterritorial income in fiscal 2003 and 2002, the benefit of the foreign sales corporation in fiscal 2001, and the federal and state credit for research and development expenditures. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for fiscal 2004 to be from 35% to 36%.


                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      FISCAL 2003                      FISCAL 2002
              FIRST  SECOND   THIRD  FOURTH    FIRST  SECOND   THIRD  FOURTH
               QTR.    QTR.    QTR.    QTR.     QTR.    QTR.    QTR.  QTR.(1)
             ------- ------- ------- -------  ------- ------- ------- -------

Net sales    $34,548 $33,300 $37,737 $39,426  $29,843 $31,137 $34,285 $35,636
Gross margin  25,858  24,929  28,980  29,847   22,295  23,109  25,893  27,096
Earnings
 (loss) be-
 fore taxes   15,907  14,988  19,118  19,543   12,256  12,407  15,350  (2,277)
Income taxes   5,462   5,107   6,724   6,866    3,831   3,972   4,776  (1,973)
Net earnings
 (loss)       10,445   9,881  12,394  12,677    8,425   8,435  10,574    (304)
Basic earn-
 ings (loss)
 per share      0.25    0.24    0.30    0.31     0.20    0.20    0.25   (0.01)
Diluted earn-
 ings (loss)
 per share      0.25    0.23    0.30    0.31     0.20    0.20    0.25   (0.01)

(1) Results include a $17,500,000 before tax charge ($11,375,000 after tax) for settlement of litigation with Amgen, Inc. Excluding the settlement basic and diluted earnings per share would have been $.27 and $.26, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term available-for-sale investments at June 30, 2003 were $117,501,331 compared to $97,063,821 at June 30, 2002. At June 30,
2001, cash, equivalents and short-term available-for-sale investments were $97,071,868. The Company has an unsecured line of credit of $750,000 available at June 30, 2003. The line of credit expires on October 31, 2003. The interest rate on the line of credit is at the prime rate (4.0% at June 30, 2003).

Management of the Company expects to be able to meet its future cash and working capital requirements for operations, debt repayment, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments.

Cash flows from operating activities. The Company generated cash from operations of $54,088,895, $27,667,227 and $46,371,711 in fiscal 2003, 2002 and
2001, respectively. The increase in cash generated from operating activities in fiscal 2003 of approximately $26.4 million was the result of increased net earnings, increased losses by equity method investees and increased income taxes payable, partially offset by decreased goodwill amortization and decreased trade and other accounts payable. Net earnings increased approximately $18.3 million from fiscal 2002 to fiscal 2003 while losses by equity method investees, which do not affect the Company's cash balances, increased $1.3 million from fiscal 2002. The increase in income taxes payable of $10.9 million was mainly the result of higher U.S. taxable income in fiscal 2003 ($3.9 million increase in U.S. income taxes payable compared to fiscal 2002) and lower income tax payments made in fiscal 2003 ($5.1 less than made in fiscal 2002). Goodwill amortization decreased $6.27 million in fiscal as a result of adoption of Statement of Financial Accounting Standards No. 142. The decrease in trade and other accounts payable was mainly the result of $3.8 million less in royalties payable to Genzyme, Inc. stemming from the fiscal 1999 acquisition of Genzyme's research product business under which royalties were due through fiscal 2003. The decrease in cash generated from operating activities in fiscal 2002 of approximately $6.9 million was mainly the result of decreased net earnings due to the litigation settlement and increased income tax payments.

Cash flows from investing activities. Capital additions (excluding the land and building purchases and construction discussed below) were $1,178,332, $2,645,977 and $4,920,832 in fiscal 2003, 2002 and 2001, respectively. Included in fiscal 2003, 2002 and 2001 capital additions are building improvements of $202,000, $522,000 and $2.3 million related to R&D Systems' remodeling. The remaining capital additions were for laboratory, manufacturing and computer equipment. Capital additions for laboratory, manufacturing and computer equipment planned for fiscal 2004 are expected to be approximately $1.5 million and are expected to be financed through currently available cash and cash generated from operations.

Included in fiscal 2003 capital additions was $11.1 million for renovation of property purchased in fiscal 2002 and the construction of an infill connecting the purchased property to R&D Systems' existing property, $202,000 for the completion of a parking ramp and $2.7 million for the purchase of property in southeastern Minnesota as described in Note C to the Consolidated Financial Statements. Included in fiscal 2002 capital additions was $6 million for the purchase of property adjacent to the Company's Minneapolis facility, $7.8 million for renovation of the property and the construction of the infill and $5.9 million for the construction of the parking ramp. Included in fiscal 2001 capital additions was $1.9 million for the construction of the parking ramp. The land and building purchases and construction were all financed through cash on hand, cash generated from operations and maturities of short-term available-for-sale investments.

Remaining construction costs for the Minneapolis property are estimated to be approximately $7 million with the completion of the construction expected in fiscal 2004. Construction costs for buildings planned at the property in southeastern Minnesota are estimated at $1.6 million in fiscal 2004. All construction is expected to be financed through cash on hand and cash generated from operations.

The Company's net purchases of (proceeds from) short-term available-for-sale investments in fiscal 2003, 2002 and 2001 was $6,514,928, ($5,132,736) and
$33,335,894, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

The Company paid $1,999,000 in March 2002 as a nonrefundable deposit on an option, which expires in 2005, to purchase additional property adjacent to its Minneapolis facility. In fiscal 2000, the Company had paid an original $1,000 deposit on this option.

In August 2001, the Company made an equity investment of $3 million in Discovery Genomics, Inc. (DGI). DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drug targets. The Company holds a 39% equity interest in DGI and accounts for this investment under the equity method of accounting. The Company's net investment in DGI was $1,887,106 and $2,494,985 at June 30, 2003 and 2002, respectively.

Cash flows from financing activities. The Company received $2,442,471, $332,173 and $814,892 for the exercise of options for 264,898, 87,400 and 89,616 shares of common stock in fiscal 2003, 2002 and 2001, respectively.

In fiscal 2003, 2002 and 2001, the Company purchased and retired 1,026,500, 30,000 and 40,000 shares of Company common stock at market values of $22,512,572, $745,615 and $1,163,768, respectively. In May 1995, the Company announced a plan to purchase and retire its common stock. Since May 1995, the Board of Directors has authorized the purchase of $40 million of common stock. Through June 30, 2003, $33,176,069 of common stock had been purchased under the plan. Any additional purchases will be funded from currently available cash.

The Company has never paid cash dividends and currently has no plans to do so in fiscal 2004. The Company's net earnings will be retained for reinvestment in the business.

Contractual obligations. The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2003:

                                     PAYMENTS DUE BY PERIOD ($000'S)
                              ------------------------------------------
                                       LESS THAN  1-3     4-5     AFTER
                               TOTAL   1 YEAR    YEARS   YEARS   5 YEARS
                              -------  --------- ------  ------  -------
Long-term debt                $17,086  $1,234    $2,626  $2,846  $10,380
Operating leases                5,660     491       939     853    3,377
Minimum royalty payments          119     119        --      --       --
                              -------  ------    ------  ------  -------
                              $22,865  $1,844    $3,565  $3,699  $13,757
                              =======  ======    ======  ======  =======


OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, an amendment of SFAS No.123. This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and complies with the disclosure provisions of SFAS No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in Form 10-Q for the quarter ended March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, or receive a majority of the entity's expected returns if they occur, or both. FIN 46 became effective for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable to the Company for the quarter ended September 30, 2003. The Company is currently assessing the impact of FIN 46 on its consolidated financial statements.

FORWARD-LOOKING INFORMATION

Statements in this Annual Report, and elsewhere, that are forward-looking involve risks and uncertainties which may affect the Company's actual results of operations. Certain of these risks and uncertainties which have affected and, in the future, could affect the Company's actual results are discussed below.

The Company's biotechnology products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Changes in spending on research by such companies and in funding of such universities and institutions by government, including the National Institutes of Health, affects the revenues and earnings of the Company. The Company carries essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly revenues and earnings.

Approximately one quarter of the Company's sales are made through its European subsidiary, R&D Systems Europe, which makes its sales in foreign currencies. The Company's revenues and earnings are, therefore, affected by fluctuations in currency exchange rates.

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

The Company's expansion strategies, which include internal development of new products, collaborations, investments in joint ventures and companies developing new products related to the Company's business, and the acquisition of companies for new products and additional customer base, carry risks that objectives will not be achieved and future earnings will be adversely affected. During the early development stage, under the equity method of accounting, a percentage of the losses of certain companies in which the Company invests will be reported as losses of the Company. The Company may not have control of the expense levels of such companies and their losses may be greater than those anticipated by the Company.

Ongoing research and development activities and the production and marketing of certain of the Company's products are subject to regulation by numerous governmental authorities in the United States and other countries. The approval process applicable to clinical diagnostic products of the type that may be developed by the Company may take a year or more. Delays in obtaining approvals could adversely affect the marketing of new products developed by the Company.

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

          ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK

At the end of fiscal 2003, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $78,130,269 (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. and German subsidiaries are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. parent and from transferring funds from the German subsidiary to the U.K. subsidiary. At June 30, 2003 and 2002, the Company had $358,195 and $397,349 dollar denominated intercompany debt at its U.K. subsidiary and the U.K. subsidiary had $295,242 and $37,291 dollar denominated intercompany debt at its German subsidiary. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of 223,938 pounds ($356,554) and 242,614 pounds ($351,548) for the years ended
June 30, 2003 and 2002, respectively. The currency gains were primarily the result of a strong British pound compared to the euro. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of June 30, 2003, the Company's long-term debt consisted of a mortgage note payable. The interest rate on the mortgage was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month London interbank offered rate (Libor) plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of June 30, 2003.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      TECHNE CORPORATION AND SUBSIDIARIES

                                               YEAR ENDED JUNE 30,
                                         2003         2002          2001
                                    ------------  ------------  ------------
Net sales                           $145,010,900  $130,900,395  $115,356,562
Cost of sales                         35,396,174    32,507,846    28,424,906
                                    ------------  ------------  ------------
Gross margin                         109,614,726    98,392,549    86,931,656
Operating expenses:
 Selling, general and administrative  19,376,538    19,799,221    17,361,179
 Research and development             20,581,343    17,470,267    14,522,233
 Amortization of intangible assets
  (Note D)                             1,939,250     8,549,246     8,889,254
 Litigation settlement (Note F)               --    17,500,000            --
Interest expense                         973,780     1,320,479     1,381,276
Interest income                       (2,933,348)   (3,737,307)   (3,383,698)
Other non-operating expense
 (income), net                           121,870      (245,026)      353,036
                                    ------------  ------------  ------------
                                      40,059,433    60,656,880    39,123,280
                                    ------------  ------------  ------------
Earnings before income taxes          69,555,293    37,735,669    47,808,376
Income taxes (Note H)                 24,159,000    10,606,000    13,763,000
                                    ------------  ------------  ------------
Net earnings                        $ 45,396,293  $ 27,129,669  $ 34,045,376
                                    ============  ============  ============
Earnings per share:
 Basic                              $       1.10  $       0.65  $       0.82
 Diluted                            $       1.08  $       0.64  $       0.80
Weighted average common
 shares outstanding:
 Basic                                41,237,473    41,507,727    41,438,670
 Diluted                              42,031,510    42,522,664    42,668,236


                See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                       TECHNE CORPORATION AND SUBSIDIARIES


                                                         JUNE 30,
                                                   2003             2002
                                              ------------    -------------
ASSETS
Current assets:
 Cash and cash equivalents                    $ 39,371,062    $ 26,392,480
 Short-term available-for-sale
  investments (Note A)                          78,130,269      70,671,341
 Trade accounts receivable, less
  allowance for doubtful accounts
  of $268,000 and $263,000, respectively        18,386,603      16,913,002
 Interest receivable                             2,053,667       2,500,616
 Inventories (Note B)                            6,332,248       6,077,035
 Deferred income taxes (Note H)                  4,237,000       3,762,000
 Prepaid expenses                                1,003,888         915,854
 Income taxes receivable                                --       1,845,421
                                              ------------    ------------
   Total current assets                        149,514,737     129,077,749
Property and equipment, net (Note C)            81,166,311      70,312,602
Goodwill, net (Note D)                          12,540,000      12,540,000
Intangible assets, net (Note D)                  4,417,750       6,357,000
Deferred income taxes (Note H)                   8,715,000       9,400,000
Other long-term assets (Notes A and F)           6,923,330      10,559,608
                                              ------------    ------------
                                              $263,277,128    $238,246,959
                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                       $  2,215,928    $  4,326,359
 Salaries, wages and related accounts            1,780,607       2,873,505
 Other accounts payable and accrued expenses     2,605,593       6,480,023
 Income taxes payable                            2,971,984              --
 Current portion of long-term debt (Note E)      1,233,921         949,637
                                              ------------    ------------
   Total current liabilities                    10,808,033      14,629,524
Long-term debt, less current portion (Note E)   15,851,901      17,100,652
                                              ------------    ------------
  Total liabilities                             26,659,934      31,730,176
                                              ------------    ------------
Commitments and contingencies (Note F)
Stockholders' equity (Note G):
 Undesignated capital stock, no par;
  authorized 5,000,000 shares; none
  issued or outstanding                                 --              --
 Common stock, par value $.01 a share;
  authorized 100,000,000 shares;
  issued and outstanding 40,913,226 and
  41,562,136 shares, respectively                  409,132         415,621
 Additional paid-in capital                     63,279,243      58,584,103
 Retained earnings                             169,808,690     147,369,149
 Accumulated other comprehensive income          3,120,129         147,910
                                              ------------    ------------
   Total stockholders' equity                  236,617,194     206,516,783
                                              ------------    ------------
                                              $263,277,128    $238,246,959
                                              ============    ============

                See Notes to Consolidated Financial Statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      TECHNE CORPORATION AND SUBSIDIARIES



ACCUM.

OTHER

COMPRE-
                                                    ADDITIONAL
HENSIVE
                                 COMMON STOCK        PAID-IN      RETAINED
INCOME
                               SHARES     AMOUNT     CAPITAL      EARNINGS
(LOSS)       TOTAL
                             ----------  --------  -----------  ------------  --
--------  ------------
Balances at June 30, 2000    41,381,998  $413,820  $52,857,444  $ 88,336,230  $
(462,116) $141,145,378
 Comprehensive income:
  Net earnings                       --        --           --    34,045,376
--    34,045,376
  Other comprehensive
   loss, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --            --
(884,262)     (884,262)

------------
 Comprehensive income
33,161,114
 Common stock issued for
  exercise of options
  (Note G)                       90,616       906      822,540            --
--       823,446
 Surrender and retirement
  of stock to exercise
  options (Note L)                 (224)       (2)          --        (8,552)
--        (8,554)
 Repurchase and retirement
  of common stock               (40,000)     (400)          --    (1,163,368)
--    (1,163,768)
 Sale of stock by equity
  method investee (Note A)           --        --    3,387,652            --
--     3,387,652
 Tax benefit from exercise
  of stock options                   --        --      315,000            --
--       315,000
                             ----------  --------  -----------  ------------  --
--------  ------------
Balances at June 30, 2001    41,432,390   414,324   57,382,636   121,209,686
(1,346,378)  177,660,268
 Comprehensive income:
  Net earnings                       --        --           --    27,129,669
--    27,129,669
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --            --
1,494,288     1,494,288

------------
 Comprehensive income
28,623,957
 Common stock issued for
  exercise of options
  (Note G)                      167,400     1,674      555,467            --
--       557,141
 Surrender and retirement
  of stock to exercise
  options (Note L)               (7,654)      (77)          --      (224,891)
--      (224,968)
 Repurchase and retirement
  of common stock               (30,000)     (300)          --      (745,315)
--      (745,615)
 Tax benefit from exercise
  of stock options                   --        --      646,000            --
--       646,000
                             ----------  --------  -----------  ------------  --
--------  ------------
Balances at June 30, 2002    41,562,136   415,621   58,584,103   147,369,149
147,910   206,516,783
 Comprehensive income:
  Net earnings                       --        --           --    45,396,293
--    45,396,293
  Other comprehensive
   income, net of tax:
    Foreign currency trans-
     lation adjustments              --        --           --            --
2,028,219     2,028,219
    Unrealized gains on
     available-for-sale
     investments                     --        --           --            --
944,000       944,000

------------
 Comprehensive income
48,369,512
 Common stock issued for
  exercise of options
  (Note G)                      391,682     3,917    2,893,140            --
--     2,897,057
 Surrender and retirement
  of stock to exercise
  options (Note L)              (14,092)     (141)          --      (454,445)
--      (454,586)
 Repurchase and retirement
  of common stock            (1,026,500)  (10,265)          --   (22,502,307)
--   (22,512,572)
 Tax benefit from exercise
  of stock options                   --        --    1,802,000            --
--     1,802,000
                             ----------  --------  -----------  ------------  --
--------  ------------
Balances at June 30, 2003    40,913,226  $409,132  $63,279,243  $169,808,690
$3,120,129  $236,617,194
                             ==========  ========  ===========  ============
==========  ============

                See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE L)
                        TECHNE CORPORATION AND SUBSIDIARIES

                                         YEAR ENDED JUNE 30,
                                          2003          2002          2001
                                      ------------  ------------  ------------
Cash flows from operating activities:
 Net earnings                         $ 45,396,293  $ 27,129,669  $ 34,045,376
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation and amortization         6,352,847    12,687,915    12,737,448
   Deferred income taxes                   232,000    (6,292,000)     (508,000)
   Losses by equity method investees     3,187,902     1,855,450       499,687
   Other                                   538,999       589,782       420,035
   Change in operating assets and
    operating liabilities:
     Trade accounts and
      interest receivable                 (638,405)     (855,339)   (3,036,047)
     Inventories                          (173,139)     (560,517)     (846,902)
     Prepaid expenses                      (62,374)     (210,042)     (153,452)
     Trade and other accounts payable   (6,081,519)   (2,829,566)   (2,867,638)
     Salaries, wages and related
      accounts                          (1,116,295)      553,404      (680,839)
    Income taxes payable/receivable      6,452,586    (4,401,529)    6,762,043
                                      ------------  ------------  ------------
    Net cash provided by
     operating activities               54,088,895    27,667,227    46,371,711
                                      ------------  ------------  ------------
Cash flows from investing activities:
 Additions to property and equipment   (15,193,756)  (22,276,262)   (6,814,953)
 Purchase of short-term available-
  for-sale investments                 (64,560,000)  (64,679,571)  (57,177,268)
 Proceeds from sale of short-term
  available-for-sale investments        58,045,072    69,812,307    23,841,374
 Real estate deposits                           --    (1,999,000)           --
 Increase in other long-term assets             --    (3,259,103)     (500,000)
                                      ------------  ------------  ------------
    Net cash used in
     investing activities              (21,708,684)  (22,401,629)  (40,650,847)
                                      ------------  ------------  ------------
Cash flows from financing activities:
 Issuance of common stock                2,442,471       332,173       814,892
 Repurchase of common stock            (22,512,572)     (745,615)   (1,163,768)
 Payments on long-term debt               (964,467)     (884,760)     (824,315)
                                      ------------  ------------  ------------
    Net cash used in
     financing activities              (21,034,568)   (1,298,202)   (1,173,191)
                                      ------------  ------------  ------------
Effect of exchange rate changes on
 cash and cash equivalents               1,632,939     1,157,293      (635,990)
                                      ------------  ------------  ------------
Net increase in cash and
 cash equivalents                       12,978,582     5,124,689     3,911,683
Cash and cash equivalents at
 beginning of year                      26,392,480    21,267,791    17,356,108
                                      ------------  ------------  ------------
Cash and cash equivalents at
 end of year                          $ 39,371,062  $ 26,392,480  $ 21,267,791
                                      ============  ============  ============


                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      TECHNE CORPORATION AND SUBSIDIARIES

                    Years Ended June 30, 2003, 2002 and 2001

A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: TECHNE Corporation and Subsidiaries (the Company) are engaged domestically in the development and manufacture of biotechnology products and hematology calibrators and controls. These activities are primarily conducted through its wholly owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly owned U.K. subsidiary, R&D Systems Europe Ltd., the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany. The Company's foreign sales corporation, Techne Export Inc., was dissolved in fiscal 2002.

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

TRANSLATION OF FOREIGN FINANCIAL STATEMENTS: Assets and liabilities of the Company's foreign operations are translated at year-end rates of exchange and the foreign statements of earnings are translated at the average rate of exchange for the year. Gains and losses resulting from translating foreign currency financial statements are not included in operations but are accumulated in other comprehensive income. Foreign currency transaction gains and losses are included in operations.

REVENUE RECOGNITION: The Company recognizes revenues upon shipment of products. Payment terms for shipments to end-users are net 30 days. Payment terms for distributor shipments may range from 30 to 90 days. Products are shipped FOB shipping point. Freight charges billed to end-users are included in net sales and freight costs are included in cost of sales. Freight charges on shipments to distributors are paid directly by the distributor. Any claims for credit or return of goods must be made within 10 days of receipt. Revenues are reduced to reflect estimated credits and returns.

RESEARCH AND DEVELOPMENT: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications. Included in research and development expense is the Company's share of losses by development stage companies in which it has invested due to the Company's obtaining research market rights to products developed by the investee companies. (See INVESTMENTS below).

INCOME TAXES: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


CASH AND EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of less than three months.

SHORT-TERM INVESTMENTS: Short-term investments consist of debt instruments with original maturities of generally three months to three years. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income.

At June 30, 2003 and 2002, the amortized cost and market value of the Company's available-for-sale securities by major security type were as follows:

                                          JUNE 30,
                               2003                      2002
                     ------------------------  ------------------------
                         Cost        Market       Cost        Market
                     -----------  -----------  -----------  -----------
State and municipal
 securities          $77,186,269  $78,130,269  $68,583,472  $68,583,472
Corporate securities          --           --    2,087,869    2,087,869
                     -----------  -----------  -----------  -----------
                      77,186,269   78,130,269   70,671,341   70,671,341
Unrealized gains         944,000           --           --           --
                     -----------  -----------  -----------  -----------
                     $78,130,269  $78,130,269  $70,671,341  $70,671,341
                     ===========  ===========  ===========  ===========

Contractual maturities of available-for-sale securities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

YEAR ENDING JUNE 30:
--------------------
Due within one year         $31,529,481
Due in one to three years    46,600,788
                            -----------
                            $78,130,269
                            ===========

Proceeds from maturities and sales of available-for-sale securities were $58,045,072, $69,812,307 and $23,841,374 during fiscal 2003, 2002 and 2001, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. Individual protein and antibody sales volumes can be volatile and the Company believes that forecasting sales volumes for individual products beyond a two-year period is highly uncertain. As a result, the Company values its manufactured protein and antibody inventory based on a two-year sales forecast.

DEPRECIATION AND AMORTIZATION: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of five to forty years.

GOODWILL AND INTANGIBLE ASSETS: On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, under which goodwill is no longer amortized. (See Note D). As of June 30, 2002 the Company had net unamortized goodwill of $12,540,000. The Company assessed the recoverability of its goodwill and other intangible assets and determined that no impairment of goodwill existed at June 30, 2002. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2003. The Company used cash flow and fair value methodologies to assess impairment. Other intangible assets are being amortized over their estimated useful lives.

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

INVESTMENTS: The Company's accounting policy is to recognize gains arising from issuances of stock by subsidiaries or equity method investees as a component of stockholders' equity for all issuances that meet the conditions of SEC Staff Accounting Bulletin (SAB) No. 51, ACCOUNTING FOR THE SALE OF STOCK BY A SUBSIDIARY.

The Company has invested in the Preferred Stock (Series A) of ChemoCentryx, Inc.
(CCX), a technology and drug development company. Through January 2001 the Company had a 49% interest in CCX, accounted for this investment under the equity method of accounting and included 100% of the operating results of CCX in its consolidated financial statements due to the limited amount of cash consideration provided by the holders of the common shares of CCX. In February 2001, CCX obtained $23 million in financing through the issuance of 8,846,154 shares of Series B Preferred Stock. After this financing and through June 30, 2003, the Company held 26% of the outstanding stock of CCX and included CCX operating results in its consolidated financials statements based on its ownership percentage. The Company's net investment in CCX, which is included in other long-term assets, was $2,511,023 and $5,091,046 at June 30, 2003 and 2002, respectively. The Company has been issued warrants for 1,666,665 shares of CCX Preferred Stock (Series A) which expire on December 31, 2005.

On August 2, 2001, the Company made an equity investment of $3 million in Discovery Genomics, Inc. (DGI) Series A Preferred Stock. DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drug targets. The Company holds a 39% equity interest in DGI and accounts for this investment under the equity method of accounting. The Company's net investment in DGI, which is included in other long-term assets, was $1,887,106 and $2,494,985 at June 30, 2003 and 2002,
respectively. The Company has been issued warrants for 1.5 million shares of DGI Preferred Stock (Series A) which expire on August 2, 2008.

The Company has financial exposure to the losses of CCX and DGI to the extent of its net investment in each of the companies. The Company does not provide loans, guarantees or other financial assistance to either CCX or DGI and has no obligation to provide additional funding.

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

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net earnings and earnings per share would have been as follows:

                                                YEAR ENDED JUNE 30,
                                          2003         2002        2001
                                      -----------  -----------  -----------

Net earnings:
 As reported                          $45,396,293  $27,129,669  $34,045,376
 Less employee stock-based
  compensation, net of taxes              609,056    1,130,813   17,421,280
                                      -----------  -----------  -----------
 Pro forma                            $44,787,237  $25,998,856  $16,624,096
                                      ===========  ===========  ===========
Basic earnings per share:
 As reported                          $      1.10  $      0.65  $      0.82
 Less employee stock-based
  compensation, net of taxes                 0.01         0.02         0.42
                                      -----------  -----------  -----------
 Pro forma                            $      1.09  $      0.63  $      0.40
                                      ===========  ===========  ===========
Diluted earnings per share:
 As reported                          $      1.08  $      0.64  $      0.80
 Less employee stock-based
  compensation, net of taxes                 0.01         0.03         0.41
                                      -----------  -----------  -----------
 Pro forma                            $      1.07  $      0.61  $      0.39
                                      ===========  ===========  ===========

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                               YEAR ENDED JUNE 30,
                                          2003         2002        2001
                                      -----------  -----------  -----------
Dividend yield                                 --           --           --
Expected volatility                       48%-52%      56%-73%      96%-98%
Risk-free interest rates                4.2%-4.5%    4.6%-5.3%    5.8%-6.2%
Expected lives                         7-10 years   7-10 years   7-10 years

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


NEW ACCOUNTING PRONOUNCEMENTS: In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and complies with the disclosure provisions of SFAS No.
123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in Form 10-Q for the quarter ended March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, or receive a majority of the entity's expected returns if they occur, or both. FIN 46 became effective for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable to the Company for the quarter ended September 30, 2003. The Company is currently assessing the impact of FIN 46 on its consolidated financial statements.


RECLASSIFICATIONS: Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.


B. INVENTORIES:

Inventories consist of:

                                               JUNE 30,
                                         2003            2002
                                      ----------      ----------
Raw materials                         $2,618,416      $2,785,949
Finished goods                         3,595,307       3,172,191
Supplies                                 118,525         118,895
                                      ----------      ----------
                                      $6,332,248      $6,077,035
                                      ==========      ==========


C. PROPERTY AND EQUIPMENT:

Property and equipment consist of:


                                              JUNE 30,
                                         2003            2002
                                      ------------   ------------
Cost:
   Land                               $  2,998,800   $  1,571,000
   Buildings and improvements           64,929,703     63,541,408
   Building construction in progress    18,310,549      7,728,660
   Laboratory equipment                 16,372,038     16,694,898
   Office and computer equipment         3,105,906      4,263,512
   Leasehold improvements                  537,221        497,087
                                      ------------   ------------
                                       106,254,217     94,296,565
Less accumulated  depreciation and
 amortization                           25,087,906     23,983,963
                                      ------------   ------------
                                      $ 81,166,311   $ 70,312,602
                                      ============   ============

In December 2002, the Company purchased approximately 649 acres of farmland, including buildings, in southeast Minnesota for $2.7 million. The property was purchased to house goats used in the Company's polyclonal antibody production.

D. GOODWILL AND INTANGIBLE ASSETS:

Goodwill and intangible assets consist of:

                                                             JUNE 30,
                                       USEFUL LIFE      2003          2002
                                      -------------  -----------  -----------
Goodwill                                     N/A     $38,845,547  $38,845,547
Less accumulated amortization                         26,305,547   26,305,547
                                                     -----------  -----------
                                                     $12,540,000  $12,540,000
                                                     ===========  ===========

Customer list                            10 years    $18,010,000  $18,010,000
Technology licensing agreements          16 years        500,000      500,000
Acquisition costs                         6 years        273,923      273,923
                                                     -----------  -----------
                                                      18,783,923   18,783,923
Less accumulated amortization                         14,366,173   12,426,923
                                                     -----------  -----------
                                                     $ 4,417,750  $ 6,357,000
                                                     ===========  ===========

The pro forma effects of implementation of SFAS No. 142 to prior periods would be as follows:

                                               JUNE 30,
                                         2003            2002
                                      -----------    ------------
Reported net earnings                 $27,129,669    $34,045,376
Goodwill amortization, net of tax       4,076,000      4,076,000
                                      -----------    -----------
Adjusted net earnings                 $31,205,669    $38,121,376
                                      ===========    ===========
Reported basic earnings per share     $      0.65    $      0.82
Goodwill amortization                        0.10           0.10
                                      -----------    -----------
Adjusted basic earnings per share     $      0.75    $      0.92
                                      ===========    ===========
Reported diluted earnings per share   $      0.64    $      0.80
Goodwill amortization                        0.09           0.09
                                      -----------    -----------
Adjusted diluted earnings per share   $      0.73    $      0.89
                                      ===========    ===========

The estimated future amortization expense for other intangible assets as of June 30, 2003 is as follows:

YEAR ENDING JUNE 30:
---------------------
2004                  $1,598,792
2005                   1,221,250
2006                     881,250
2007                     541,250
2008                     175,208
                      ----------
                      $4,417,750
                      ==========


E. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2003. The line of credit expires on October 31, 2003. The interest rate charged on the line of credit is at the prime rate (4.0% at June 30, 2003). There were no borrowings on the line outstanding as of June 30, 2003 and 2002.

Long-term debt consists of:

                                               JUNE 30,
                                         2003            2002
                                      -----------    -----------
Mortgage note, payable in monthly
 Installments through August 2014     $17,085,822    $18,050,289
Less current portion                    1,233,921        949,637
                                      -----------    -----------
                                      $15,851,901    $17,100,652
                                      ===========    ===========

The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the original note were modified in December 2002 to include a floating interest rate at the one month London interbank offered rate (Libor) plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of June 30, 2003.

Scheduled principal maturities of long-term debt as of June 30, 2003 assuming a 4% interest rate are as follows:

YEAR ENDING JUNE 30:
---------------------
2004                  $ 1,233,921
2005                    1,286,283
2006                    1,339,429
2007                    1,394,772
2008                    1,451,181
Thereafter             10,380,236
                      -----------
                      $17,085,822
                      ===========


F. COMMITMENTS AND CONTINGENCIES:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2003, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows:

YEAR ENDING JUNE 30:
---------------------
2004                  $  491,007
2005                     474,789
2006                     464,075
2007                     430,858
2008                     422,090
Thereafter             3,376,719
                      ----------
                      $5,659,538
                      ==========

Total rent expense was approximately $554,000, $406,000 and $337,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

In fiscal 1999, the Company entered into an option agreement for real estate adjacent to its R&D Systems facility. The purchase price for the property under the option is $7 million plus capital improvement costs. This option expires on January 1, 2005 and required a nonrefundable deposit of $2 million. A deposit of $1,000 was made on this option in fiscal 2000 with the remainder of the deposit made in fiscal 2002. The deposit is included in other long-term assets.

Portions of the Company's short-term available-for-sale investments were held in brokerage accounts carried by a clearing firm which in September 2001 was placed in bankruptcy. Through June 30, 2003, the trustee appointed pursuant to the Securities Investor Protection Act released to the Company cash and securities representing approximately 99% of the total value of the accounts and has withheld securities and cash equivalents in the amount of approximately $250,000 pending resolution of the bankruptcy proceeding. Management believes that all of its securities and cash equivalents will be returned to the Company as the trustee has available the assets of customers' accounts, SIPC insurance and third-party insurance. Accordingly, no impairment loss has been recognized at this time.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.

The litigation settlement in fiscal 2002 arose from a dispute between the Company and Amgen, Inc. Amgen had presented invoices in fiscal 2000 in the amount of $28 million for materials provided to the Company over past years for which no accounting or invoices were rendered for nine years. The $17.5 million payment in fiscal 2002 was a full, complete and final cash settlement of the dispute.


G. STOCKHOLDERS' EQUITY:

STOCK OPTION PLANS: The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1997 and 1987 Incentive Stock Option Plans) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 and 1988 Nonqualified Stock Option Plans). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all plans is ten years. The number of shares of common stock authorized to be issued is 3.2 million, 3.2 million, 1.6 million and 2.0 million under the 1997 Plan, the 1987 Plan, the 1998 Plan and the 1988 Plan, respectively. The number of shares available for grant at June 30, 2003 under the 1997 and 1998 Plans were 2.5 million and 1.1 million, respectively. No future grants will be made under the 1987 and 1988 Plans.

Stock option activity during the three years ended June 30, 2003 consists of the following:

                                                 WEIGHTED AVERAGE
                                    SHARES        EXERCISE PRICE
                                 -------------   -----------------
Outstanding at June 30, 2000      1,417,340           $  7.02
   Granted                          593,098             38.23
   Canceled                         (15,348)            37.44
   Exercised                        (90,616)             9.09
                                  ---------
Outstanding at June 30, 2001      1,904,474             16.40
   Granted                           33,108             29.42
   Canceled                         (24,104)            36.50
   Exercised                       (167,400)             3.33
                                  ---------
Outstanding at June 30, 2002      1,746,078             17.62
   Granted                           33,460             30.40
   Canceled                         (31,096)            36.50
   Exercised                       (391,682)             7.40
                                  ---------
Outstanding at June 30, 2003      1,356,760             20.45
                                  =========
Options exercisable at June 30:
   2001                           1,804,328             15.76
   2002                           1,684,860             17.22
   2003                           1,349,862             20.37

Currently outstanding and exercisable stock options at June 30, 2003 consist of the following:

                                  OPTIONS OUTSTANDING
                    ------------------------------------------------
                                    WEIGHTED AVG.
                                      CONTRACTUAL     WEIGHTED AVG.
 EXERCISE PRICES     OUTSTANDING      LIFE (YRS.)    EXERCISE PRICE
-----------------   -------------   --------------   ---------------
$ 3.37-10.00          675,892             2.92           $  5.94
  10.01-20.00          99,098             6.00             19.50
  20.01-36.50         520,340             4.67             35.66
  50.00-65.00          61,430             7.25             52.94
                    ---------
                    1,356,760             4.00             20.45
                    =========

                          OPTIONS EXERCISABLE
                    -------------------------------
                                     WEIGHTED AVG.
 EXERCISE PRICES     EXERCISABLE    EXERCISE PRICE
-----------------   -------------   ---------------
$ 3.37-10.00          675,892           $  5.94
  10.01-20.00          99,098             19.50
  20.01-36.50         513,442             35.65
  50.00-65.00          61,430             52.94
                    ---------
                    1,349,862             20.37
                    =========

WARRANTS: In fiscal 2000, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $11.89 per share as a nonrefundable deposit on an option to purchase property adjacent to its R&D Systems' facility. The fair market value of the warrants at issuance was $858,000. The warrants are outstanding as of June 30, 2003 and expire on June 30, 2006.


H. INCOME TAXES:

The provisions for income taxes consist of the following:

                                                YEAR ENDED JUNE 30,
                                           2003         2002        2001
                                       -----------  -----------  -----------
Earnings before income
 taxes consist of:
 Domestic                              $59,215,811  $31,214,045  $42,480,134
 Foreign                                10,339,482    6,521,624    5,328,242
                                       -----------  -----------  -----------
                                       $69,555,293  $37,735,669  $47,808,376
                                       ===========  ===========  ===========
Taxes (benefits) on income consist of:
Currently payable:
 Federal                               $18,319,000  $14,408,000  $13,578,000
 State                                     380,000       11,000   (1,173,000)
 Foreign                                 3,448,000    1,855,000    1,513,000
Tax benefit from exercise of
 stock options                           1,802,000      646,000      315,000
Net deferred                               210,000   (6,314,000)    (470,000)
                                       -----------  -----------  -----------
                                       $24,159,000  $10,606,000  $13,763,000
                                       ===========  ===========  ===========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided:

                                                  YEAR ENDED JUNE 30,
                                           2003         2002        2001
                                       -----------  -----------  -----------
Computed expected federal income
 tax expense                           $24,344,000  $13,207,000  $16,733,000
State income taxes, net of federal
 benefit                                   494,000        8,000   (1,175,000)
Foreign sales corporation                       --           --     (697,000)
Extraterritorial income benefit           (937,000)    (892,000)          --
Research and development credits          (347,000)    (373,000)    (525,000)
Tax-exempt interest                       (735,000)  (1,005,000)    (887,000)
Losses by equity method investees        1,116,000      649,000      175,000
Other                                      224,000     (988,000)     140,000
                                       -----------  -----------  -----------
                                       $24,159,000  $10,606,000  $13,763,000
                                       ===========  ===========  ===========

State income taxes for the year ended June 30, 2001 were affected by a one-time $1.2 million credit as a result of the close-out of pending issues related to a state income tax examination for fiscal years 1996 through 1999.

Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows:

                                                   JUNE 30,
                                            2003              2002
                                         -----------      -----------
Inventory                                $ 2,723,000      $ 2,334,000
Inventory costs capitalized                1,012,000          903,000
Unrealized profit on intercompany sales      351,000          346,000
Other                                        151,000          179,000
                                         -----------      -----------
Current asset                              4,237,000        3,762,000
Excess of book over tax intangible
 asset amortization                        7,958,000        8,728,000
Excess of book over tax research expense     309,000          246,000
Excess of book over tax depreciation         551,000          603,000
Excess tax basis in equity investments     1,353,000          155,000
Valuation allowance                       (1,353,000)        (155,000)
Other                                       (103,000)        (177,000)
                                         -----------      -----------
Noncurrent asset                           8,715,000        9,400,000
                                         -----------      -----------
                                         $12,952,000      $13,162,000
                                         ===========      ===========

Realization of the deferred tax asset is dependent on generating sufficient taxable income. Although realization is not assured, management believes that as a result of historical taxable income, it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided for the excess tax basis in equity investments, will be realized.

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company does not believe that such audits will have a material impact on the Company's financial position or results of operations.


I. EARNINGS PER SHARE:

The number of shares used to calculate earnings per share are as follows:

                                               YEAR ENDED JUNE 30,
                                           2003         2002        2001
                                       -----------  -----------  -----------
Net earnings used for basic and
 diluted earnings per share            $45,396,293  $27,129,669  $34,045,376
                                       ===========  ===========  ===========
Weighted average shares used in
 basic computation                      41,237,473   41,507,727   41,438,670
Dilutive stock options and warrants        794,037    1,014,937    1,229,566
                                       -----------  -----------  -----------
Weighted average shares used for
 diluted computation                    42,031,510   42,522,664   42,668,236
                                       ===========  ===========  ===========
Basic EPS                              $      1.10  $      0.65  $      0.82
Diluted EPS                            $      1.08  $      0.64  $      0.80

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation were 581,770, 579,406 and 570,402 at June 30, 2003, 2002 and 2001, respectively.


J. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: Hematology Division, Biotechnology Division and R&D Systems Europe. The Hematology Division develops and manufactures hematology controls and calibrators for sale world-wide. The Biotechnology Division develops and manufactures biotechnology research and diagnostic products for sale world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. No customer accounted for more than 10% of the Company's net sales for the years ended June 30, 2003, 2002 and 2001.

The accounting policies of the segments are the same as those described in Note
A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments:

                                               YEAR ENDED JUNE 30,
                                           2003         2002          2001
                                      ------------  ------------  ------------
External net sales
   Hematology                         $ 16,666,038  $ 15,570,656  $ 14,710,464
   Biotechnology                        90,964,494    84,654,661    73,656,405
   R&D Systems Europe                   37,380,368    30,675,078    26,989,693
                                      ------------  ------------  ------------
Total external net sales              $145,010,900  $130,900,395  $115,356,562
                                      ============  ============  ============
Intersegment sales
   Hematology                         $         --  $         --  $         --
   Biotechnology                        18,130,542    16,726,082    15,010,487
   R&D Systems Europe                       40,255        56,880        77,237
                                      ------------  ------------  ------------
Total intersegment sales              $ 18,170,797  $ 16,782,962  $ 15,087,724
                                      ============  ============  ============
Earnings before taxes
   Hematology                         $  5,937,827  $  5,094,411  $  5,057,119
   Biotechnology                        58,467,852    47,776,492    39,766,406
   R&D Systems Europe                   10,339,482     6,521,624     5,328,242
   Corporate and other                  (5,189,868)  (21,656,858)   (2,343,391)
                                      ------------  ------------  ------------
Total earnings before taxes           $ 69,555,293  $ 37,735,669  $ 47,808,376
                                      ============  ============  ============
Interest income
   Hematology                         $    353,444  $    444,749  $    508,149
   Biotechnology                         1,725,641     2,520,245     2,032,596
   R&D Systems Europe                      714,306       539,228       552,245
   Corporate and other                     139,957       233,085       290,708
                                      ------------  ------------  ------------
Total interest income                 $  2,933,348  $  3,737,307  $  3,383,698
                                      ============  ============  ============
Depreciation and amortization
   Hematology                         $    354,899  $    315,987  $    239,909
   Biotechnology                         4,105,713    10,780,188    11,028,893
   R&D Systems Europe                      288,335       251,649       174,940
   Corporate and other                   1,603,900     1,340,091     1,293,706
                                      ------------  ------------  ------------
Total depreciation and amortization   $  6,352,847  $ 12,687,915  $ 12,737,448
                                      ============  ============  ============
Capital purchases
   Hematology                         $     43,129  $    831,110  $    313,936
   Biotechnology                         7,798,746     2,332,490     3,472,146
   R&D Systems Europe                      193,309       201,047       655,430
   Corporate and other                   7,158,572    18,911,615     2,373,441
                                      ------------  ------------  ------------
Total capital purchases               $ 15,193,756  $ 22,276,262  $  6,814,953
                                      ============  ============  ============

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, the operations of the Company's equity investments in ChemoCentryx, Inc. and Discovery Genomics, Inc. and the litigation settlement in fiscal 2002.

Following is financial information relating to geographic areas:

                                                 YEAR ENDED JUNE 30,
                                           2003         2002          2001
                                      ------------  ------------  ------------
External sales
 United States                        $ 87,773,839  $ 80,957,103  $ 71,018,421
 Other areas                            57,237,061    49,943,292    44,338,141
                                      ------------  ------------  ------------
Total external sales                  $145,010,900  $130,900,395  $115,356,562
                                      ============  ============  ============
Long-lived assets
 United States                        $ 82,480,695  $ 71,615,578  $ 51,404,348
 Other areas                               813,905       835,381       815,851
                                      ------------  ------------  ------------
Total long-lived assets               $ 83,294,600  $ 72,450,959  $ 52,220,199
                                      ============  ============  ============

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment and deposits on real estate.


K. BENEFIT PLANS:

PROFIT SHARING PLAN: The Company has a Profit Sharing and Savings Plan for non-union U.S. employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $440,000, $1,022,000 and $810,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

STOCK BONUS PLANS: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2003, 2002 and 2001 operations have been charged $463,000, $1,081,000 and $851,000, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $68,000, $98,000 and $101,000 for the years ended June 30, 2003, 2002 and 2001, respectively. In addition, options for 3,460, 3,108 and 1,938 shares of common stock were granted to the executive officers during fiscal 2003, 2002 and 2001, respectively.


L. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items:

                                                 YEAR ENDED JUNE 30,
                                           2003         2002          2001
                                      ------------  ------------  ------------
Income taxes paid                     $ 17,477,244  $ 21,251,320  $  7,508,196
Interest paid                            1,022,120     1,325,640     1,386,085
Interest received                        3,379,607     3,664,930     3,748,696

In fiscal 2003, stock options for 126,784 shares of common stock were exercised by the surrender of 14,092 shares of common stock at fair market value of $454,586. In fiscal 2002, stock options for 80,000 shares of common stock were exercised by the surrender of 7,654 shares of common stock at fair market value of $224,968. In fiscal 2001, stock options for 1,000 shares of common stock were exercised by surrender of 224 shares of common stock at fair market value of $8,554.

                        INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2003 consolidated financial statements present fairly, in all material respects, the consolidated financial position of TECHNE Corporation and Subsidiaries as of June 30, 2003 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on July 1, 2002.


                                                       /s/ KPMG LLP

Minneapolis, Minnesota
August 8, 2003


                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TECHNE Corporation and Subsidiaries as of June 30, 2002 and the results of their operations and cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
August 13, 2002



        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported on Form 8-K dated November 18, 2002.



                             PART III

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed. The Company has adopted a Code of Ethics and Business Conduct applicable to all of its directors, officers and employees. A copy of the Code is posted on the Company's website, www.techne-corp.com.

               ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders", "Management Shareholdings" and "Equity Compensation Plans" in the Company's proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                 ITEM 14.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


            ITEM 15.  AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee of the Board of Directors of the Company is composed of Messrs. G. Arthur Herbert and Howard V. O'Connell and Dr. Randolph A. Steer, and since August 11, 2003, Mr. Robert V. Baumgartner. All members are "independent" as such term is defined in applicable rules of the NASD. The Board of Directors has determined that for fiscal 2003, Messrs. Herbert and O'Connell and Dr. Steer served as "financial experts" as such term is defined in Section 407 of the Sarbanes-Oxley Act.


        ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 16 does not apply to the Company until it files its Annual Report of Form 10-K for the year ended June 30, 2004.

                            PART IV


     ITEM 17.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K

A.  (1)  List of Financial Statements.

         The following Consolidated Financial Statements are filed as part of this report:

           Consolidated Statements of Earnings for the Years Ended June 30, 2003, 2002 and 2001

           Consolidated Balance Sheets as of June 30, 2003 and 2002

           Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001

           Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001

           Notes to Consolidated Financial Statements for the Years Ended June 30, 2003, 2002 and 2001

           Independent Auditors' Report


    (2)  Financial Statement Schedules.


                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                       YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                                  (in 000's)

                     Balance at  Provision                       Balance at
                     Beginning   Charged/(Credited) Accounts     End of
                     of Year     to Income          Written Off  Year
                     ----------  ------------------ -----------  ----------
Year ended June
 30, 2003:
  Allowance for
   doubtful accounts    $263          $ 91             $ (86)       $268

Year ended June
 30, 2002:
  Allowance for
   doubtful accounts     126           137                --         263

Year ended June
 30, 2001:
  Allowance for
   doubtful accounts     162            29               (65)        126

                     INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

Under the date of August 8, 2003, we reported on the consolidated balance sheet of TECHNE Corporation and Subsidiaries as of June 30, 2003 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. In connection with our audit of the aforementioned financial statements, we also have audited the related financial statement schedule for the year ended June 30, 2003 as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule for the year ended June 30, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the fiscal 2003 consolidated financial statements of TECHNE Corporation and Subsidiaries refers to the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on July 1, 2002.

                                          /s/ KPMG LLP

Minneapolis, Minnesota
August 8, 2003


                      INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2002 and for each of the two years in the period ended June 30, 2002, and have issued our report thereon dated August 13, 2002; such consolidated financial statements and report are included in the Company's Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company for the years ended June 30, 2002 and 2001 listed in Item 17 (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule for the years ended June 30, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
August 13, 2002

    (3)  Exhibits.

         See Exhibit Index immediately following signature page.

B.  Reports on Form 8-K:

    Form 8-K dated May 1, 2003 furnishing pursuant to Item 12, the Registrant's press release reporting earnings for its third quarter of fiscal 2003.

    Form 8-K dated August 12, 2003 furnishing pursuant to Item 12, the Registrant's press release reporting earnings for it fourth quarter of fiscal 2003 and segment information for the year ended June 30, 2003.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TECHNE CORPORATION

Date:  September 26, 2003                /s/ Thomas E. Oland
                                         ---------------------------
                                         By:  Thomas E. Oland
                                         Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                     Signature and Title
----                                     --------------------
September 26, 2003                       /s/ Thomas E. Oland
                                         --------------------
                                         Thomas E. Oland
                                         Chairman of the Board, President,
                                         Treasurer, Chief Executive Officer,
                                         Chief Financial and Accounting
                                         Officer and Director

September 26, 2003                       /s/ Roger C. Lucas, Ph.D.
                                         -------------------------
                                         Dr. Roger C. Lucas
                                         Vice Chairman and Director

September 26, 2003                       /s/ Howard V. O'Connell
                                         ------------------------
                                         Howard V. O'Connell, Director

September 26, 2003                       /s/ G. Arthur Herbert
                                         -------------------------
                                         G. Arthur Herbert, Director

September 26, 2003                       /s/ Randolph C. Steer, Ph.D., M.D.
                                         ----------------------------------
                                         Dr. Randolph C. Steer, Director

September 26, 2003                       /s/ Christopher S. Henney, Ph.D., D.Sc.
                                         ---------------------------------------
                                         Dr. Christopher S. Henney, Director

September 26, 2003                       /s/ Robert V. Baumgartner
                                         -------------------------
                                         Robert V. Baumgartner, Director

                               EXHIBIT INDEX
                  for Form 10-K for the 2003 Fiscal Year
Exhibit
Number   Description
-------  -----------
3.1 Restated Articles of Incorporation of Company, as amended to date- -incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000*

3.2      Restated Bylaws, as amended to date--incorporated by reference to
         Exhibit 3.2 of the Company's Form 10, dated October 27, 1988*

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

10.7 Form of Stock Option Agreement for Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A.--incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.9** Employment Agreement, dated March 6, 1996, with Monica Tsang-- incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.10**  1997 Incentive Stock Option Plan--incorporated by reference to
         Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

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

------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number   Description
-------  -----------

10.14**  1998 Nonqualified Stock Option Plan--incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.15 Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.16    Purchase Agreement dated January 22, 1999, between R&D Systems,
         Inc. and Hillcrest Development, relating to the purchase of property as 614 and 640 McKinley Place NE and 2201 Kennedy Street in Minneapolis, Minnesota and First amendment dated February 5, 1999--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1998*

10.17** Extension, dated March 31, 1999, to Employment Agreement with Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.18** Extension, dated March 31, 1999, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.19 Second Amendment, dated February 2, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development--incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.20 Third Amendment, dated April 3, 1999, to Purchase Agreement dated January 22, 1999 between R&D Systems, Inc. and Hillcrest Development-- incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.21 Phase I Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2101 Kennedy Street in Minneapolis, Minnesota-- incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.22 First Amendment, dated April 10, 1999, to Phase I Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.23 Phase II Option Agreement, dated February 10, 1999, between R&D Systems, Inc. and Hillcrest Development and form of Purchase Agreement relating to the purchase of property at 2001 Kennedy Street in Minneapolis, Minnesota-- incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.24 Second Amendment, dated June 9, 1999, to Phase I Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit 10.33 of the Company's Form 10-K for the year ended June 30, 1999*

10.25 Second Amendment, dated June 10, 1999, to Phase II Option Agreement dated February 10, 1999-- incorporated by reference to Exhibit 10.34 of the Company's Form 10-K for the year ended June 30, 1999*

10.26 Warrant to purchase 60,000 shares of Common Stock issued to Hillcrest Development on July 1, 1999--incorporated by reference to
         Exhibit 10.35 of the Company's Form 10-K for the year ended June 30, 1999*

-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number   Description
-------  -----------

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

10.39 Correction/Amendment to Investment Agreement dated April 23, 2002, between Techne Corporation and Discovery Genomics, Inc.-incorporated by reference to Exhibit 10.39 of the Company's 10-K for the year ended June 30, 2002.

10.40 Form of Indemnification Agreement entered into with each director and executive officer of the Registrant-incorporated by reference to
         Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2002.

-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number   Description
-------  -----------

21       Subsidiaries of the Company:
                                                   State/Country of
          Name                                     Incorporation
          ----                                     -------------
          Research and Diagnostic Systems, Inc.    Minnesota
          R&D Systems Europe Ltd.                  Great Britain
          R&D Systems GmbH                         Germany

23       Independent Auditors' Consent of KPMG LLP

23.1     Independent Auditors' Consent of Deloitte & Touche LLP

31       Section 302 Certification

32       Section 906 Certification



-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement