Form 10-Q
period 2003-09-30
TECHNE CORP /MN/
filed 2003-11-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003, or


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

At November 7, 2003, 41,034,576 shares of the Company's Common Stock (par value $.01) were outstanding.



                           TECHNE CORPORATION
                              FORM 10-Q
                           SEPTEMBER 30, 2003

                                INDEX


                                                              PAGE NO.
                                                              --------
                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30,
         2003 (unaudited) and June 30, 2003                        3

         Consolidated Statements of Earnings for the quarter
         ended September 30, 2003 and 2002 (unaudited)             4

         Consolidated Statements of Cash Flows for the quarter
         ended September 30, 2003 and 2002 (unaudited)             5

         Notes to Consolidated Financial Statements (unaudited)    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                              13

ITEM 4.  CONTROLS AND PROCEDURES                                  13


                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      14

ITEM 5.  OTHER INFORMATION                                        14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         15

SIGNATURE                                                         15

                     PART I. FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                  TECHNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)
                                                 9/30/03     6/30/03
                                                ---------   ---------
ASSETS
  Cash and cash equivalents                     $  44,020   $  39,371
  Short-term available-for-sale investments        87,868      78,130
  Trade accounts receivable, net                   17,902      18,387
  Interest receivable                               2,109       2,054
  Inventories                                       6,603       6,332
  Deferred income taxes                             4,389       4,237
  Prepaid expenses                                  1,254       1,004
                                                ---------   ---------
    Total current assets                          164,145     149,515

  Property and equipment, net                      81,389      81,166
  Goodwill, net                                    12,540      12,540
  Intangible assets, net                            4,018       4,418
  Deferred income taxes                             8,555       8,715
  Other long-term assets                            6,654       6,923
                                                ---------   ---------
                                                $ 277,301   $ 263,277
                                                =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                        $   3,744   $   2,216
  Salaries, wages and related accounts payable      2,089       1,781
  Other accounts payable and accrued expenses         703       2,605
  Income taxes payable                              2,815       2,972
  Current portion of long-term debt                 1,246       1,234
                                                ---------   ---------
    Total current liabilities                      10,597      10,808

  Long-term debt, less current portion             15,538      15,852
                                                ---------   ---------
     Total liabilities                             26,135      26,660

  Commitments and contingencies (Note D)

  Common stock, par value $.01 per
    share; authorized 100,000,000; issued
    and outstanding 41,029,576 and
    40,913,226, respectively                          410         409
  Additional paid-in capital                       65,193      63,279
  Retained earnings                               182,381     169,809
  Accumulated other comprehensive income            3,182       3,120
                                                ---------   ---------
    Total stockholders' equity                    251,166     236,617
                                                ---------   ---------
                                                $ 277,301   $ 263,277
                                                =========   =========

            See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)
                               (unaudited)

                                                    QUARTER ENDED
                                                 9/30/03     6/30/03
                                                 --------    --------

Net sales                                        $ 37,993    $ 34,548
Cost of sales                                       8,663       8,690
                                                 --------    --------
Gross margin                                       29,330      25,858

Operating expenses:
  Selling, general and administrative               5,083       4,951
  Research and development                          4,963       4,833
  Amortization of intangible assets                   400         484
Interest expense                                      175         323
Interest income                                      (726)       (790)
Other non-operating expense, net                       78         150
                                                 --------    --------
                                                    9,973       9,951
                                                 --------    --------
Earnings before income taxes                       19,357      15,907
Income taxes                                        6,785       5,462
                                                 --------    --------
Net earnings                                     $ 12,572    $ 10,445
                                                 ========    ========

Earnings per share:
 Basic                                           $   0.31    $   0.25
 Diluted                                         $   0.30    $   0.25

Weighted average common shares outstanding:
  Basic                                            40,965      41,363
  Diluted                                          41,600      42,286



         See notes to consolidated financial statements (unaudited).

                      TECHNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                (unaudited)
                                                      QUARTER ENDED
                                                   -------------------
                                                   9/30/03    9/30/02
                                                   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $ 12,572   $ 10,445
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization                     1,494      1,558
    Deferred income taxes                                 9         19
    Losses by equity method investees                   608        698
    Other                                               122        122
    Change in operating assets and operating
     liabilities:
     Trade accounts and interest receivable             457        418
     Inventories                                       (265)       (74)
     Prepaid expenses                                  (308)       (86)
     Trade and other accounts payable                  (402)      (590)
     Salaries, wages and related accounts               308     (1,306)
     Income taxes payable                               733      8,719
                                                   --------   --------
       Net cash provided by operating activities     15,328     19,923
                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                (1,312)    (6,801)
  Purchase of short-term available-for-sale
   investments                                      (21,775)   (15,180)
  Proceeds from sale or maturity of short-term
   available-for-sale investments                    11,871     14,167
  Increase in other long-term assets                   (400)        --
                                                   --------   --------
       Net cash used in investing activities        (11,616)    (7,814)
                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                            1,003         79
  Repurchase of common stock                             --     (5,865)
  Payments on long-term debt                           (302)      (229)
                                                   --------   --------
       Net cash provided by (used in) financing
        activities                                      701     (6,015)
                                                   --------   --------
Effect of exchange rate changes on cash                 236        395
Net increase in cash and cash equivalents             4,649      6,489
Cash and cash equivalents at beginning of period     39,371     26,392
                                                   --------   --------
Cash and cash equivalents at end of period         $ 44,020   $ 32,881
                                                   ========   ========

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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for fiscal 2003. The Company follows these policies in preparation of the interim unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2003 included in the Company's Annual Report to Shareholders for fiscal 2003.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):
                                                     9/30/03    6/30/03
                                                     --------   --------
ACCOUNTS RECEIVABLE
  Accounts receivable                                $ 18,171   $ 18,655
    Less allowance for doubtful accounts                  269        268
                                                     --------   --------
      NET ACCOUNTS RECEIVABLE                        $ 17,902   $ 18,387
                                                     ========   ========
INVENTORIES
  Raw materials                                      $  2,774   $  2,618
  Supplies                                                103        119
  Finished goods                                        3,726      3,595
                                                     --------   --------
      TOTAL INVENTORIES                              $  6,603   $  6,332
                                                     ========   ========
PROPERTY AND EQUIPMENT
  Land                                               $  3,264   $  2,999
  Buildings and improvements                           67,874     64,930
  Building construction in progress                    16,227     18,310
  Laboratory equipment                                 16,506     16,372
  Office equipment                                      3,136      3,106
  Leasehold improvements                                  540        537
                                                     --------   --------
                                                      107,547    106,254
    Less accumulated depreciation and amortization     26,158     25,088
                                                     --------   --------
      NET PROPERTY AND EQUIPMENT                     $ 81,389   $ 81,166
                                                     ========   ========

                                                     9/30/03    6/30/03
                                                     --------   --------
GOODWILL                                             $ 38,846   $ 38,846
    Less accumulated amortization                      26,306     26,306
                                                     --------   --------
      NET GOODWILL                                   $ 12,540   $ 12,540
                                                     ========   ========
INTANGIBLE ASSETS
  Customer list                                      $ 18,010   $ 18,010
  Technology licensing agreements                         500        500
  Acquisition costs                                       230        230
                                                     --------   --------
                                                       18,740     18,740
    Less accumulated amortization                      14,722     14,322
                                                     --------   --------
      NET INTANGIBLE ASSETS                          $  4,018   $  4,418
                                                     ========   ========

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, or receive a majority of the entity's expected returns if they occur, or both. FIN 46 is effective for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable to the Company for the quarter ending December 31, 2003. The Company has assessed its relationships with ChemoCentryx, Inc. and Discovery Genomics, Inc., development stage companies in which the Company has 26% and 39% equity investments, respectively. The Company has determined that neither investment is required to be consolidated in the Company's financial statements pursuant to FIN 46.


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                                      QUARTER ENDED
                                                   -------------------
                                                   9/30/03    9/30/02
                                                   --------   --------
Weighted average common shares  outstanding-basic    40,965     41,363
Dilutive effect of stock options and warrants           635        923
                                                   --------   --------
Weighted average common shares outstanding-diluted   41,600     42,286
                                                   ========   ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 516,000 and 573,000 at September 30, 2003 and 2002, respectively.

During the quarter ended September 30, 2002, the Company purchased and retired 248,000 shares of Company common stock at a market value of $5,865,000. The effect of the purchases was a 210,000 reduction in the weighted average common shares outstanding for the quarter ended September
30, 2002.   The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through November 7, 2003, approximately 2,398,000 shares have been purchased at a market value of $33,176,000.

C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments (in thousands):

                                                      QUARTER ENDED
                                                   -------------------
                                                   9/30/03    9/30/02
                                                   --------   --------
External sales
  Hematology                                       $  4,281   $  3,774
  Biotechnology                                      24,032     22,487
  R&D Systems Europe                                  9,680      8,287
                                                   --------   --------
Total external sales                               $ 37,993   $ 34,548
                                                   ========   ========
Intersegment sales
  Hematology                                       $     --   $     --
  Biotechnology                                       4,621      4,150
  R&D Systems Europe                                     --         14
                                                   --------   --------
Total intersegment sales                           $  4,621   $  4,164
                                                   ========   ========
Earnings before income taxes
  Hematology                                       $  1,430   $  1,165
  Biotechnology                                      15,828     14,244
  R&D Systems Europe                                  3,349      1,811
  Corporate and other                                (1,250)    (1,313)
                                                   --------   --------
Total earnings before income taxes                  $19,357    $15,907
                                                   ========   ========

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


E.  STOCK OPTIONS:

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

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                                      QUARTER ENDED
                                                   -------------------
                                                   9/30/03    9/30/02
                                                   --------   --------
Net earnings:
  As reported                                      $ 12,572   $ 10,445
  Less employee stock-based
   compensation, net of taxes                            94        119
                                                   --------   --------
  Pro forma                                        $ 12,478   $ 10,326
                                                   ========   ========
Basic earnings per share:
  As reported                                      $   0.31   $   0.25
  Less employee stock-based compensation               0.01       0.00
                                                   --------   --------
  Pro forma                                        $   0.30   $   0.25
                                                   ========   ========
Diluted earnings per share:
  As reported                                      $   0.30   $   0.25
  Less employee stock-based compensation               0.00       0.01
                                                   --------   --------
  Pro forma                                        $   0.30   $   0.24
                                                   ========   ========

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                     QUARTER ENDED
                                                   -------------------
                                                   9/30/03    9/30/02
                                                   --------   --------
Dividend yield                                           --         --
Expected volatility                                  49%-52%        52%
Risk free interest rates                           4.1%-4.4%       4.5%
Expected lives                                   7-10 years    7 years



        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations Quarter Ended September 30, 2003
                 vs. Quarter Ended September 30, 2002

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

Net Sales

Net sales for the quarter ended September 30, 2003 were $37,993,000, an increase of $3,445,000 (10%) from the quarter ended September 30, 2002. R&D Systems' Biotechnology Division net sales increased $1,545,000 (7%) and R&D Systems' Hematology Division net sales increased $507,000 (13%) for the quarter ended September 30, 2003. The higher than usual growth in Hematology Division sales for the quarter ended September 30, 2003 was primarily due to sales of $160,000 to a distributor obtained in January 2003 and $263,000 in increased sales to OEM customers. R&D Europe net sales increased $1,393,000 (17%) for the quarter ended September 30, 2003. In British pounds, R&D Europe's net sales increased 13% for the quarter.


Gross margins

Gross margins for the first quarter of fiscal 2004 were 77.2% compared to 74.9% for the same quarter in fiscal 2003. The majority of the increase in margin percentage was the result of R&D Europe's gross margins increasing from 39.9% in the first quarter of fiscal 2003 to 49.2% in the first quarter of fiscal 2004. This increase was due to favorable exchange rates as a result of a weaker U.S. dollar to the British pound and the expiration, on June 30, 2003, of a five-year, 5% royalty agreement associated with the purchase of Genzyme, Inc.'s reagent business in fiscal 1999. R&D Europe expensed $408,000 in the quarter ended September 30, 2002 under this agreement. In addition, Biotechnology Division gross margins increased from 78.5% to 79.4% for the quarter ended September 30, 2003 and Hematology Division gross margins increased from 43.4% to 45.2% for the quarter ended September 30, 2003.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $132,000 (3%) from the first quarter of last year mainly as a result of increased wages and benefits ($156,000), accounting fees ($71,000) and directors and officers insurance ($44,000), partially offset by lower bonus and profit sharing accruals ($155,000).


Research and Development Expenses

Research and development expenses increased $130,000 (3%) for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Included in research and development expenses are the Company's share of losses by ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI), development stage companies in which the Company has invested. Research and development expenses are composed of the following (in thousands):

                                                      QUARTER ENDED
                                                   -------------------
                                                   9/30/03    9/30/02
                                                   --------   --------
R&D Systems' expenses                              $  4,355   $  4,136
ChemoCentryx, Inc. losses                               436        519
Discovery Genomics, Inc. losses                         172        178
                                                   --------   --------
Total research and development expenses            $  4,963   $  4,833
                                                   ========   ========

Excluding CCX and DGI losses, research and development expenses for the first quarter of fiscal 2004 increased $219,000 (5%) from the first quarter of last year.

The Company's net investment in CCX and DGI at September 30, 2003 was $2,075,000 and $1,715,000, respectively. The Company has financial exposure to the losses of CCX and DGI to the extent of its net investment in each of the companies. In addition, as development stage companies, both CCX and DGI are dependent on their ability to raise additional funds to continue their research and development efforts. If such funding were unavailable or inadequate to fund operations, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.


Other Non-operating Income/Expense

Other non-operating income/expense consists mainly of foreign currency transaction gains and losses, rental income, and real estate taxes and utility expenses related to properties under construction/renovation.


Net Earnings

Earnings before income taxes increased $3,450,000 from $15,907,000 in the first quarter of fiscal 2003 to $19,357,000 in the first quarter of fiscal 2004. The increase in earnings before income taxes was due primarily to the increase in sales and improved gross margins.

Income taxes for the quarter ended September 30, 2003 were provided at a rate of approximately 35% of consolidated pretax earnings compared to 34% for the quarter ended September 30, 2002. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for foreign sales. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2004 to range from 35% to 36%.

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company does not believe that such audits will have a material impact on the Company's financial position or results of operations.


                    Liquidity and Capital Resources

At September 30, 2003, cash and cash equivalents and short-term available-for-sale investments were $131,888,000 compared to $117,501,000 at June 30, 2003. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.


Cash Flows From Operating Activities

The Company generated cash of $15,328,000 from operating activities in the first three months of fiscal 2004 compared to $19,923,000 for the first three months of fiscal 2003. The decrease was mainly the result of higher U.S. income tax payments made in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, partially offset by increased earnings, the tax benefit from exercise of stock options and decreased profit sharing and stock bonus contributions. The Company made U.S. income tax payments of $5.2 million in the quarter ended September 30, 2003 compared to a net refund of $3.9 million in the quarter ended September 30, 2002. The Company's U.S. tax liability for the quarter ended September 30, 2003 was reduced $912,000 as a result of the exercise of stock options which are deductible by the Company for tax but not financial statement purposes. Cash paid for profit sharing and stock bonus contributions were $440,000 for the quarter ended September 30, 2003 compared to $2,172,000 for the quarter ended September 30, 2002.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first three months of fiscal 2004 and 2003 were $1,312,000 and $6,801,000, respectively. Included in first quarter fiscal 2004 and 2003 capital additions were $130,000, and $6.3 million, respectively, for renovation and construction of property in Minneapolis. Also included in fiscal 2004 capital additions was $935,000 related to property in southeast Minnesota. The Company is currently constructing additional facilities at this site to house goats used in the production of its antibodies. Included in fiscal 2003 capital additions was $180,000 for the completion of a parking ramp. The remaining capital additions in the first three months of fiscal 2004 and 2003 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2004 for laboratory and computer equipment are expected to cost approximately $1.2 million and are expected to be financed through currently available funds and cash generated from operating activities. Costs to finish construction of the goat facilities in southeast Minnesota are expected to be approximately $1 million with completion in mid fiscal 2004. Costs to finish the renovation of the Minneapolis property are estimated at approximately $8 million and will be completed as additional laboratory space is needed for the Company's operations. All construction is expected to be financed through currently available funds and cash generated from operating activities.

During the three months ended September 30, 2003 the Company purchased $21,775,000 and had sales or maturities of $11,871,000 of short-term available-for-sale investments. During the three months ended September 30, 2002, the Company purchased $15,180,000 and had sales or maturities of $14,167,000 of short-term available-for-sale investments. The Company's investment policy is to place excess cash in short-term bonds and other short-term investments. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.


Cash Flows From Financing Activities

Cash of $1,003,000 and $79,000 was received during the three months ended September 30, 2003 and 2002, respectively, for the exercise of options for 116,000 and 13,000 shares of common stock.

During the first three months of fiscal 2003, the Company purchased and retired 248,000 shares of Company common stock at a market value of $5,865,000. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through November 7, 2003, approximately 2,398,000 shares have been purchased at a market value of $33,176,000.

The Company has never paid cash dividends and has no plans to do so in fiscal 2004.

  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $87,868,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. and German subsidiaries are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. parent and from transferring funds from the German subsidiary to the U.K. subsidiary. At September 30, 2003 and 2002, the Company had $750,000 and $409,000 dollar denominated intercompany debt at its U.K. subsidiary and at September 30, 2003, the U.K. subsidiary had $255,000 dollar denominated intercompany debt at its German subsidiary. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of 49,000 pounds ($84,000) for the quarter ended September 30, 2003 and recognized net foreign currency losses of 31,000 pounds ($49,000) for the quarter ended September 30, 2002. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of September 30, 2003, the Company's long-term debt of $15,538,000 consisted of a mortgage note payable. The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of September 30, 2003.


                       ITEM 4 - CONTROLS AND PROCEDURES

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

                         PART II. OTHER INFORMATION

                         ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2003.


                     ITEM 2 - CHANGES IN SECURITIES

None


                 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


            ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

(a) The Annual Meeting of the Registrant's shareholders was held on Thursday, October 23, 2003.

(b) A proposal to set the number of directors at seven was adopted by a vote of 36,490,419 in favor with 42,211 shares against, 16,803 shares abstaining and no shares represented broker nonvotes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as Listed in the Proxy Statement, and all such nominees were elected, as follows:

           Nominee                   For             Withheld
           -------                   ---             --------
        Thomas E. Oland           36,088,332           461,101
        Roger C. Lucas            27,205,130         9,344,303
        Howard V. O'Connell       35,959,057           590,376
        G. Arthur Herbert         35,959,057           590,376
        Randolph C. Steer         35,959,957           589,476
        Christopher S. Henney     35,012,570         1,536,863
        Robert V. Baumgartner     36,072,282           477,151


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

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    See exhibit index following.


B.  REPORTS ON FORM 8-K

    Form 8-K dated October 23, 2003 furnishing pursuant to Item 12, the Registrant's press release reporting earnings for the first quarter of fiscal 2003 and segment information for the quarter ended September 30, 2003.



                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TECHNE CORPORATION
                                     (Company)



Date:  November 13, 2003             /s/ Thomas E. Oland
                                     -------------------------------
                                     President, Chief Executive and
                                     Chief Financial Officer



                              EXHIBIT INDEX
                                    TO
                                 FORM 10-Q

                            TECHNE CORPORATION

Exhibit #       Description
-----------     -----------------------
    31          Section 302 Certification

    32          Section 906 Certification