Form 10-Q
period 2003-12-31
TECHNE CORP /MN/
filed 2004-02-13
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                     FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003, or


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                               __________________

                          Commission file number 0-17272
                               __________________


                               TECHNE CORPORATION
           (Exact name of registrant as specified in its charter)


           MINNESOTA                                    41-1427402
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)


     614 MCKINLEY PLACE N.E.                          (612) 379-8854
         MINNEAPOLIS, MN        55413                   (Registrant's
      (Address of principal                           telephone number,
        executive offices)     (Zip Code)           including area code)


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

At February 6, 2004, 41,078,776 shares of the Company's Common Stock (par value $.01) were outstanding.


                                TECHNE CORPORATION
                                    FORM 10-Q
                                 DECEMBER 31, 2003

                                       INDEX


                                                                  PAGE NO.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31,
         2003 (unaudited) and June 30, 2003                             3

         Consolidated Statements of Earnings for the quarter
         and six months ended December 31, 2003 and 2002 (unaudited)    4

         Consolidated Statements of Cash Flows for the six months
         ended December 31, 2003 and 2002 (unaudited)                   5

         Notes to Consolidated Financial Statements (unaudited)         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                   14

ITEM 4.  CONTROLS AND PROCEDURES                                       15


                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

ITEM 5.  OTHER INFORMATION                                             16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16

SIGNATURE                                                              16

                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                 12/31/03   6/30/03
                                                 --------   --------
ASSETS
  Cash and cash equivalents                      $ 47,972   $ 39,371
  Short-term available-for-sale investments       102,347     78,130
  Trade accounts receivable, net                   16,950     18,387
  Interest receivable                               1,830      2,054
  Inventories                                       7,144      6,332
  Deferred income taxes                             4,531      4,237
  Prepaid expenses                                  1,120      1,004
                                                 --------   --------
    Total current assets                          181,894    149,515

  Property and equipment, net                      81,707     81,166
  Goodwill, net                                    12,540     12,540
  Intangible assets, net                            3,619      4,418
  Deferred income taxes                             8,366      8,715
  Other long-term assets                            5,655      6,923
                                                 --------   --------
                                                 $293,781   $263,277
                                                 ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                         $  3,722   $  2,216
  Salaries, wages and related accounts payable      1,981      1,781
  Other accounts payable and accrued expenses       1,538      2,605
  Income taxes payable                              4,072      2,972
  Current portion of long-term debt                 1,259      1,234
                                                 --------   --------
    Total current liabilities                      12,572     10,808

  Long-term debt, less current portion             15,219     15,852
                                                 --------   --------
     Total liabilities                             27,791     26,660
                                                 --------   --------
  Commitments and contingencies (Note D)

  Common stock, par value $.01 per
    share; authorized 100,000,000; issued
    and outstanding 41,039,576 and
    40,913,226, respectively                          410        409
  Additional paid-in capital                       65,483     63,279
  Retained earnings                               194,751    169,809
  Accumulated other comprehensive income            5,346      3,120
                                                 --------   --------
    Total stockholders' equity                    265,990    236,617
                                                 --------   --------
                                                 $293,781   $263,277
                                                 ========   ========

       See notes to consolidated financial statements (unaudited).

                      TECHNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                      QUARTER ENDED      SIX MONTHS ENDED
                                    ------------------  ------------------
                                    12/31/03  12/31/02  12/31/03  12/31/02
                                    --------  --------  --------  --------
Net sales                           $ 38,264  $ 33,300  $ 76,257  $ 67,848
Cost of sales                          8,441     8,371    17,104    17,061
                                    --------  --------  --------  --------
Gross margin                          29,823    24,929    59,153    50,787

Operating expenses:
  Selling, general and
   administrative                      5,519     4,901    10,602     9,852
  Research and development             5,450     4,979    10,413     9,812
  Amortization of intangible assets      399       485       799       969
Interest expense                         172       296       347       619
Interest income                         (762)     (704)   (1,488)   (1,494)
Other non-operating expense, net          20       (16)       98       134
                                    --------  --------  --------  --------
                                      10,798     9,941    20,771    19,892
                                    --------  --------  --------  --------
Earnings before income taxes          19,025    14,988    38,382    30,895
Income taxes                           6,655     5,107    13,440    10,569
                                    --------  --------  --------  --------
Net earnings                        $ 12,370  $  9,881  $ 24,942  $ 20,326
                                    ========  ========  ========  ========

Earnings per share:
 Basic                              $   0.30  $   0.24  $   0.61  $   0.49
 Diluted                            $   0.30  $   0.23  $   0.60  $   0.48

Weighted average common
  shares outstanding:
  Basic                               41,035    41,445    41,000    41,404
  Diluted                             41,653    42,316    41,627    42,300

           See notes to consolidated financial statements (unaudited).

                        TECHNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in thousands)
                                   (unaudited)

                                                           SIX MONTHS ENDED
                                                          ------------------
                                                          12/31/03  12/31/02
                                                          --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                             $ 24,942  $ 20,326
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                             3,008     3,134
   Deferred income taxes                                        79        20
   Losses by equity method investees                         1,561     1,356
   Other                                                       216       243
   Change in operating assets and operating liabilities:
    Trade accounts and interest receivable                   2,050     2,627
    Inventories                                               (718)     (405)
    Prepaid expenses                                          (207)     (118)
    Trade and other accounts payable                           320    (3,098)
    Salaries, wages and related accounts                       182    (1,532)
    Income taxes payable                                     1,831     3,553
                                                          --------  --------
     Net cash provided by operating activities              33,264    26,106
                                                          --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (2,685)  (12,766)
  Purchase of short-term available-for-sale investments    (62,810)  (41,320)
  Proceeds from sale or maturity of short-term
   available-for-sale investments                           38,138    34,191
  Increase in other long-term assets                          (400)       --
                                                          --------  --------
     Net cash used in investing activities                 (27,757)  (19,895)
                                                          --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   1,256     1,512
  Repurchase of common stock                                    --    (5,865)
  Payments on long-term debt                                  (608)     (465)
                                                          --------  --------
     Net cash provided by (used in) financing activities       648    (4,818)
                                                          --------  --------
Effect of exchange rate changes on cash                      2,446     1,036
                                                          --------  --------
Net increase in cash and cash equivalents                    8,601     2,429
Cash and cash equivalents at beginning of period            39,371    26,392
                                                          --------  --------
Cash and cash equivalents at end of period                $ 47,972  $ 28,821
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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for fiscal 2003. The Company follows these policies in preparation of the interim unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2003 included in the Company's Annual Report to Shareholders for fiscal 2003.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                    12/31/03   6/30/03
                                                    --------  --------
ACCOUNTS RECEIVABLE
  Accounts receivable                               $ 17,227  $ 18,655
    Less allowance for doubtful accounts                 277       268
                                                    --------  --------
      NET ACCOUNTS RECEIVABLE                       $ 16,950  $ 18,387
                                                    ========  ========
INVENTORIES
  Raw materials                                     $  3,125  $  2,618
  Supplies                                               107       119
  Finished goods                                       3,912     3,595
                                                    --------  --------
      TOTAL INVENTORIES                             $  7,144  $  6,332
                                                    ========  ========
PROPERTY AND EQUIPMENT
  Land                                              $  3,264  $  2,999
  Buildings and improvements                          67,877    64,930
  Building construction in progress                   17,112    18,310
  Laboratory equipment                                16,879    16,372
  Office equipment                                     3,317     3,106
  Leasehold improvements                                 579       537
                                                    --------  --------
                                                     109,028   106,254
    Less accumulated depreciation and amortization    27,321    25,088
                                                    --------  --------
      NET PROPERTY AND EQUIPMENT                    $ 81,707  $ 81,166
                                                    ========  ========

                                      6

                                                    12/31/03   6/30/03
                                                    --------  --------
GOODWILL                                            $ 38,846  $ 38,846
    Less accumulated amortization                     26,306    26,306
                                                    --------  --------
      NET GOODWILL                                  $ 12,540  $ 12,540
                                                    ========  ========
INTANGIBLE ASSETS
  Customer list                                     $ 18,010  $ 18,010
  Technology licensing agreements                        500       500
  Acquisition costs                                      230       230
                                                    --------  --------
                                                      18,740    18,740
    Less accumulated amortization                     15,121    14,322
                                                    --------  --------
      NET INTANGIBLE ASSETS                         $  3,619  $  4,418
                                                    ========  ========


In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, or receive a majority of the entity's expected returns if they occur, or both. FIN 46 is effective for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable to the Company for the quarter ended December 31, 2003. The Company has assessed its relationships with ChemoCentryx, Inc. and Discovery Genomics, Inc., development stage companies in which the Company has 26% and 39% equity investments, respectively. The Company has determined that neither investment is required to be consolidated in the Company's financial statements pursuant to FIN 46. In December 2003, the FASB revised FIN 46. The Company is required to follow the revised FIN 46 guidance for the quarter ended March 31, 2004. The Company is currently evaluating the impact of the revised interpretation on its investments in ChemoCentryx, Inc., Discovery Genomics, Inc. and the January 2004 investment in Hemerus Medical, LLC.


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                      QUARTER ENDED      SIX MONTHS ENDED
                                    ------------------  ------------------
                                    12/31/03  12/31/02  12/31/03  12/31/02
                                    --------  --------  --------  --------
Weighted average common shares
  outstanding-basic                   41,035    41,445    41,000    41,404
Dilutive effect of stock options
  and warrants                           618       871       627       896
                                    --------  --------  --------  --------
Weighted average common shares
  outstanding-diluted                 41,653    42,316    41,627    42,300
                                    ========  ========  ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 508,000 and 512,000 for the quarter and six months ended December 31, 2003, respectively, and 532,000 and 551,000 for the same prior year periods.

During the six months ended December 31, 2002, the Company purchased and retired 248,000 shares of Company common stock at a market value of $5,865,000. The effect of the purchases was a 248,000 and 229,000 reduction in the weighted average common shares outstanding for the quarter and six
months ended December 31, 2002, respectively.   The Board of Directors has
authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through February 7, 2004, approximately 2,398,000 shares have been purchased at a market value of $33,176,000.

C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments (in thousands):

                                      QUARTER ENDED      SIX MONTHS ENDED
                                    ------------------  ------------------
                                    12/31/03  12/31/02  12/31/03  12/31/02
                                    --------  --------  --------  --------
External sales
  Hematology                        $  4,454  $  3,986  $  8,735  $  7,760
  Biotechnology                       22,799    20,454    46,831    42,941
  R&D Systems Europe                  11,011     8,860    20,691    17,147
                                    --------  --------  --------  --------
Total external sales                $ 38,264  $ 33,300  $ 76,257  $ 67,848
                                    ========  ========  ========  ========
Intersegment sales
  Hematology                        $     --  $     --  $     --  $     --
  Biotechnology                        4,967     4,501     9,588     8,651
  R&D Systems Europe                      --         9        --        23
                                    --------  --------  --------  --------
Total intersegment sales            $  4,967  $  4,510  $  9,588  $  8,674
                                    ========  ========  ========  ========
Earnings before income taxes
  Hematology                        $  1,611  $  1,397  $  3,041  $  2,562
  Biotechnology                       14,896    12,432    30,724    26,676
  R&D Systems Europe                   4,048     2,323     7,397     4,134
  Corporate and other                 (1,530)   (1,164)   (2,780)   (2,477)
                                    --------  --------  --------  --------
Total earnings before income taxes  $ 19,025  $ 14,988  $ 38,382  $ 30,895
                                    ========  ========  ========  ========

D. CONTINGENCIES:

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company has received an audit assessment of $1.75 million, plus interest, from the State of Minnesota for fiscal years 2000 to 2003. Under issue is the Company's method for determining Minnesota taxable income. The Company will be filing an appeal with the Minnesota Department of Revenue for abatement of the assessment. The Company believes that the ultimate resolution of the matter will not materially effect the consolidated financial position or operations of the Company.


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

If compensation cost for employee options granted under the Company's stock consistent with the methods provided in SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                      QUARTER ENDED      SIX MONTHS ENDED
                                    ------------------  ------------------
                                    12/31/03  12/31/02  12/31/03  12/31/02
                                    --------  --------  --------  --------
Net earnings:
  As reported                       $ 12,370  $  9,881  $ 24,942  $ 20,326
  Less employee stock-based
   compensation, net of taxes          2,120       409     2,214       528
                                    --------  --------  --------  --------
  Pro forma                         $ 10,250  $  9,472  $ 22,728  $ 19,798
                                    ========  ========  ========  ========
Basic earnings per share:
  As reported                       $   0.30  $   0.24  $   0.61  $   0.49
  Less employee stock-based
   compensation                         0.05      0.01      0.06      0.01
                                    --------  --------  --------  --------
  Pro forma                         $   0.25  $   0.23  $   0.55  $   0.48
                                    ========  ========  ========  ========
Diluted earnings per share:
  As reported                       $   0.30  $   0.23  $   0.60  $   0.48
  Less employee stock-based
   compensation                         0.05      0.01      0.05      0.01
                                    --------  --------  --------  --------
  Pro forma                         $   0.25  $   0.22  $   0.55  $   0.47
                                    ========  ========  ========  ========

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                    QUARTER ENDED       SIX MONTHS ENDED
                                  ------------------  ----------------------
                                  12/31/03  12/31/02   12/31/03    12/31/02
                                  --------  --------  ----------  ----------
Dividend yield                          --        --          --          --
Expected volatility                 48%-53%       49%     48%-53%     49%-52%
Risk free interest rates          3.9%-4.3%      4.2%   3.9%-4.4%   4.2%-4.5%
Expected lives                  7-10 years  10 years  7-10 years  7-10 years


F.  SUBSEQUENT EVENT:

Effective January 1, 2004, Techne purchased a 10% interest in Hemerus Medical, LLC for $3 million. Hemerus Medical, LLC was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Leukoreduced blood is important in blood transfusion. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA approval to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research will involve joint projects to explore the use of Hemerus's filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations Quarter and Six Months Ended December 31, 2003
              vs. Quarter and Six Months Ended December 31, 2002

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


Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report to Shareholders for fiscal 2003. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Management believes the following accounting policies are critical to the preparation of the consolidated financial statements. The following should be read in conjunction with the more complete discussion of the Company's accounting policies included in the Annual Report to Shareholders for fiscal 2003.

Accounts receivable. The Company continually monitors collections from its customers and maintains a provision for estimated credit losses based upon historical experience and specific collection issues that have been identified. If financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year sales forecast. Any significant changes in product demand or market conditions could have an impact on the value of inventories and the change in value would be reflected in cost of sales in the period of the change.

Income taxes. The Company's tax returns are subject to audit by various governmental entities in the normal course of business. Audits can involve complex issues, which may require extended periods of time to resolve. The Company believes that adequate provisions for income taxes have been made in the consolidated financial statements.


Overall Results

Consolidated net earnings increased 25% and 23% for the quarter and six months ended December 31, 2003 compared to the same prior year periods. The primary reasons for the increases were increased net sales and improved gross margins. Net sales for the quarter and six months ended December 31, 2003, increased 15% and 12%, respectively, from the same periods in the prior year. Gross margins, as a percent of sales increased from 75% for the quarter and six months ended December 31, 2002 to 78% for the quarter and six months ended December 31, 2003. The impact on consolidated net earnings of higher exchange rates used to convert R&D Europe results from pounds to dollars was $253,000 and $335,000 for the quarter and six months ended December 31, 2003, respectively. The Company generated cash of $33.3 million from operating activities in the first six months of fiscal 2004 and cash, cash equivalents and short-term available-for-sale investments were $150 million at December 31, 2003 compared to $118 million at June 30, 2003.


Net Sales

Net sales for the quarter ended December 31, 2003 were $38,264,000, an increase of $4,964,000 (15%) from the quarter ended December 31, 2002. Net sales for the six months ended December 31, 2003 increased $8,409,000 (12%) from $67,848,000 to $76,257,000. R&D Systems' Biotechnology Division net sales increased $2,345,000 (11%) and $3,890,000 (9%), respectively, for the quarter and six months ended December 31, 2003. R&D Systems' Hematology Division net sales increased $468,000 (12%) and $975,000 (13%), respectively, for the quarter and six months ended December 31, 2003. The higher than usual growth in Hematology Division sales was primarily due to a distributor added in January 2003 that generated sales of $166,000 and $326,000 for the quarter and six months ended December 31, 2003, respectively, and $99,000 and $362,000, respectively, in increased sales to OEM customers in the same periods. R&D Europe net sales increased $2,151,000 (24%) and $3,544,000 (21%) for the quarter and six months ended December 31, 2003, respectively. In British pounds, R&D Europe's net sales increased 13% for both the quarter and six months.


Gross margins

Gross margins for the second quarter of fiscal 2004 were 77.9% compared to 74.9% for the same quarter in fiscal 2003. Gross margins for the six months ended December 31, 2003 were 77.6% compared to 74.9% for the same period in fiscal 2003. The majority of the increase in margin percentage was the result of R&D Europe's gross margins increasing from 40.3% and 40.1% for the quarter and six months ended December 31, 2002 to 50.4% and 49.8% for the quarter and six months ended December 31, 2003, respectively. This increase was due to favorable exchange rates as a result of a weaker U.S. dollar to the British pound and the expiration, on June 30, 2003, of a five-year, 5% royalty agreement associated with the purchase of Genzyme, Inc.'s reagent business in fiscal 1999. R&D Europe expensed $436,000 and $844,000, respectively, in the quarter and six months ended December 31, 2002 under this agreement. In addition, Biotechnology Division gross margins increased from 78.1% and 78.3% for the quarter and six months ended December 31, 2002 to 80.1% and 79.7% for the quarter and six months ended December 31, 2003, respectively. Hematology Division gross margins increased from 47.0% and 45.2% for the quarter and six months ended December 31, 2002 to 47.4% and 46.3% for the quarter and six months ended December 31, 2003, respectively.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $618,000 (13%) and $750,000 (8%) from the second quarter and first six months of last year.


                                      QUARTER ENDED      SIX MONTHS ENDED
                                    ------------------  ------------------
                                    12/31/03  12/31/02  12/31/03  12/31/02
                                    --------  --------  --------  --------
R&D Systems, Inc.                   $  3,332  $  3,207  $  6,374  $  6,319
R&D Europe                             1,891     1,563     3,590     3,175
Corporate expenses                       296       131       638       358
                                    --------  --------  --------  --------
Total selling, general and
 administrative                     $  5,519  $  4,901  $ 10,602  $  9,852
                                    ========  ========  ========  ========

R&D Europe's selling, general and administrative expenses increased $328,000 (21%) and $415,000 (13%) for the quarter and six months ended December 31, 2003, respectively, as compared to the same prior year periods. Most of this increase was the result of higher exchange rates used to convert R&D Europe's expenses from pounds to dollars. In British pound sterling, R&D Europe's selling, general and administrative expenses increased 101,000 pounds (10%) and 118,000 pounds (6%) for the quarter and six months ended December 31, 2003, respectively, as a result of increased wages and printing costs. Techne's corporate expenses increased $165,000 and $280,000, respectively, for the quarter and six months ended December 31, 2003 as compared to the same prior year periods. The increase for the quarter was the result of higher directors' and officers' insurance (D&O) premium increases ($44,000) and consulting fees associated with compliance with Sarbanes-Oxley ($109,000).
The increase for the six months was the result of higher audit and related fees ($76,000), D&O premium increases ($87,000) and Sarbanes-Oxley consulting fees ($109,000).


Research and Development Expenses

Research and development expenses increased $471,000 (9%) and $601,000 (6%) for the quarter and six months ended December 31, 2003 as compared to the quarter and six months ended December 31, 2002. Included in research and development expenses are the Company's share of losses by ChemoCentryx, Inc.
(CCX) and Discovery Genomics, Inc. (DGI), development stage companies in which the Company has invested. Research and development expenses are composed of the following (in thousands):


                                      QUARTER ENDED      SIX MONTHS ENDED
                                    ------------------  ------------------
                                    12/31/03  12/31/02  12/31/03  12/31/02
                                    --------  --------  --------  --------
R&D Systems' expenses               $  4,497  $  4,320  $  8,852  $  8,456
ChemoCentryx, Inc. losses                828       496     1,264     1,015
Discovery Genomics, Inc. losses          125       163       297       341
                                    --------  --------  --------  --------
Total research and
 development expenses               $  5,450  $  4,979  $ 10,413  $  9,812
                                    ========  ========  ========  ========

Excluding CCX and DGI losses, research and development expenses for the quarter and six months ended December 31, 2003 increased $177,000 (4%) and $396,000 (5%), respectively.

The Company's net investment in CCX and DGI at December 31, 2003 was $1,247,000 and $1,590,000, respectively. The Company has financial exposure to the losses of CCX and DGI to the extent of its net investment in each of the companies. In addition, as development stage companies, both CCX and DGI are dependent on their ability to raise additional funds to continue their research and development efforts. If such funding were unavailable or inadequate to fund operations, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Other Non-operating Income/Expense

Other non-operating income/expense consists mainly of foreign currency transaction gains and losses, rental income, and real estate taxes and utility expenses related to properties under construction/renovation.

                                      QUARTER ENDED      SIX MONTHS ENDED
                                    ------------------  ------------------
                                    12/31/03  12/31/02  12/31/03  12/31/02
                                    --------  --------  --------  --------
Foreign currency (gains)/losses     $   (129) $   (128) $   (213) $    (79)
Rental income                            (46)       (6)      (65)       (6)
Real estate taxes/utilities              195       118       376       219
                                    --------  --------  --------  --------
Total other non-operating
 (income)/expense                   $     20  $    (16) $     98  $    134
                                    ========  ========  ========  ========


Income Taxes

Income taxes for the quarter and six months ended December 31, 2003 were provided at a rate of approximately 35% of consolidated earnings before income taxes compared to 34% for the quarter and six months ended December 31, 2002. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for foreign sales. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2004 to range from 35% to 36%.



                    Liquidity and Capital Resources

At December 31, 2003, cash and cash equivalents and short-term available-for-sale investments were $150,319,000 compared to $117,501,000 at June 30, 2003. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.


Cash Flows From Operating Activities

The Company generated cash of $33,264,000 from operating activities in the first six months of fiscal 2004 compared to $26,106,000 for the first six months of fiscal 2003. The increase was mainly the result of increased earnings in the current year and the conclusion of the royalty agreement with Genzyme, Inc. discussed above under which $3 million was paid in the first six months of last year.


Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2004 and 2003 were $2,685,000 and $12,766,000, respectively. Included in the first six months of fiscal 2004 and 2003 capital additions were $202,000, and $9 million, respectively, for renovation and construction of property in Minneapolis. Also included in fiscal 2004 and 2003 capital additions was $1.7 and $2.7 million related to property in southeast Minnesota. The Company is currently constructing additional facilities at this site to house goats used in the production of its antibodies. Included in fiscal 2003 capital additions was $202,000 for the completion of a parking ramp. The remaining capital additions in the first six months of fiscal 2004 and 2003 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2004 for laboratory and computer equipment are expected to be approximately $1 million and are expected to be financed through currently available funds and cash generated from operating activities. Costs to finish construction of the goat facilities in southeast Minnesota are expected to be approximately $300,000 with completion in the third quarter of fiscal 2004. Costs to finish the renovation of the Minneapolis property are estimated at approximately $8 million and will be completed over the next several years as additional laboratory space is needed for the Company's operations. All construction is expected to be financed through currently available funds and cash generated from operating activities.

During the six months ended December 31, 2003 the Company purchased $62,810,000 and had sales or maturities of $38,138,000 of short-term available-for-sale investments. During the six months ended December 31, 2002, the Company purchased $41,320,000 and had sales or maturities of $34,191,000 of short-term available-for-sale investments. The Company's investment policy is to place excess cash in short-term bonds and other short-term investments. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.


Cash Flows From Financing Activities

Cash of $1,256,000 and $1,512,000 was received during the six months ended December 31, 2003 and 2002, respectively, for the exercise of options for 126,000 and 109,000 shares of common stock.

During the first six months of fiscal 2003, the Company purchased and retired 248,000 shares of Company common stock at a market value of $5,865,000. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through February 7, 2003, approximately 2,398,000 shares have been purchased at a market value of $33,176,000.

The Company has never paid cash dividends and has no plans to do so in fiscal 2004.



     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $102 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1 million effect on consolidated operating results annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French branch office to the U.K. subsidiary. At December 31, 2003, the Company had $354,000 of dollar denominated intercompany debt at its U.K. subsidiary and at December 31, 2003, the U.K. subsidiary had $413,000 of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of 73,000 pounds ($129,000) for the quarter ended December 31, 2003 and recognized net foreign currency gains of 79,000 pounds ($128,000) for the quarter ended December 31, 2002. For the six months ended December 31, 2003 and 2002, the Company's UK subsidiary recognized net foreign currency gains of 122,000 pounds ($213,000) and 48,000 pounds ($79,000), respectively. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of December 31, 2003, the Company's long-term debt of $15,219,000 consisted of a mortgage note payable. The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of December 31, 2003.


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

None


                   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

              ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 23, 2003 is contained in the Company's Form 10-Q for the quarter ended September 30, 2003, which is incorporated herein by reference.


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


                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    See exhibit index following.


B.  REPORTS ON FORM 8-K

    Form 8-K dated January 27, 2004 furnishing pursuant to Item 12, the Registrant's press release reporting earnings for the second quarter of fiscal 2004 and segment information for the second quarter and six months ended December 31, 2003.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TECHNE CORPORATION
                                (Company)



Date:  February 13, 2004         /s/ Thomas E. Oland
                                -------------------------------
                                President, Chief Executive and
                                Chief Financial Officer


                                EXHIBIT INDEX
                                      TO
                                   FORM 10-Q

                              TECHNE CORPORATION

Exhibit #         Description
-----------       ----------------------------

   31             Section 302 Certification

   32             Section 906 Certification




