Form 10-Q
period 2004-03-31
TECHNE CORP /MN/
filed 2004-05-14
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                     FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004, or


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________to___________

                                  __________________

                           Commission file number 0-17272
                                 __________________


                                 TECHNE CORPORATION
              Exact name of registrant as specified in its charter)


           MINNESOTA                                     41-1427402
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


     614 MCKINLEY PLACE N.E.                           (612) 379-8854
         MINNEAPOLIS, MN        55413         (Registrant's telephone number,
     (Address of principal                           including area code
     executive offices)    (Zip Code)


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

At May 7, 2004, 41,099,922 shares of the Company's Common Stock (par value $.01) were outstanding.

                              TECHNE CORPORATION
                                   FORM 10-Q
                                 MARCH 31, 2004

                                     INDEX


                                                                   PAGE NO.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31,
         2004 (unaudited) and June 30, 2003                            3

         Consolidated Statements of Earnings for the quarter
         and nine months ended March  31, 2004 and 2003 (unaudited)    4

         Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2004 and 2003 (unaudited)                     5

         Notes to Consolidated Financial Statements (unaudited)        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                  14

ITEM 4.  CONTROLS AND PROCEDURES                                      15


                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            16

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND
         ISSUER PURCHASES OF EQUITY SECURITIES                        16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

ITEM 5.  OTHER INFORMATION                                            16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             17

SIGNATURE                                                             17

                       PART I. FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                                    3/31/04    6/30/03
                                                   ---------  ---------
ASSETS
  Cash and cash equivalents                        $  51,726  $  39,371
  Short-term available-for-sale investments          111,871     78,130
  Trade accounts receivable, net                      20,562     18,387
  Interest receivable                                  1,986      2,054
  Inventories                                          7,295      6,332
  Deferred income taxes                                4,643      4,237
  Prepaid expenses                                     1,225      1,004
                                                   ---------  ---------
    Total current assets                             199,308    149,515

  Property and equipment, net                         81,354     81,166
  Goodwill, net                                       12,540     12,540
  Intangible assets, net                               3,219      4,418
  Deferred income taxes                                8,147      8,715
  Other long-term assets                               8,035      6,923
                                                   ---------  ---------
                                                   $ 312,603  $ 263,277
                                                   =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                           $   3,531  $   2,216
  Salaries, wages and related accounts payable         3,220      1,781
  Other accounts payable and accrued expenses          1,013      2,605
  Income taxes payable                                 5,268      2,972
  Current portion of long-term debt                    1,268      1,234
                                                   ---------  ---------
    Total current liabilities                         14,300     10,808

  Long-term debt, less current portion                14,900     15,852
                                                   ---------  ---------
     Total liabilities                                29,200     26,660
                                                   ---------  ---------
  Commitments and contingencies (Note D)

  Common stock, par value $.01 per
    share; authorized 100,000,000; issued
    and outstanding 41,089,222 and
    40,913,226, respectively                             411        409
  Additional paid-in capital                          67,332     63,279
  Retained earnings                                  209,362    169,809
  Accumulated other comprehensive income               6,298      3,120
                                                   ---------  ---------
    Total stockholders' equity                       283,403    236,617
                                                   ---------  ---------
                                                   $ 312,603  $ 263,277
                                                   =========  =========
           See notes to consolidated financial statements (unaudited).

                      TECHNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                       QUARTER ENDED      NINE MONTHS ENDED
                                     -----------------   -------------------
                                     3/31/04   3/31/03   3/31/04    3/31/03
                                     -------   -------   --------   --------
Net sales                            $42,541   $37,737   $118,798   $105,585
Cost of sales                          8,946     8,756     26,050     25,817
                                     -------   -------   --------   --------
Gross margin                          33,595    28,981     92,748     79,768

Operating expenses:
  Selling, general and
   administrative                      5,456     4,706     16,058     14,558
  Research and development             5,082     5,286     15,495     15,098
  Amortization of intangible assets      400       485      1,199      1,454
Interest expense                         167       178        514        797
Interest income                         (853)     (732)    (2,341)    (2,226)
Other non-operating expense
 (income), net                           415       (60)       513         74
                                     -------   -------   --------   --------
                                      10,667     9,863     31,438     29,755
                                     -------   -------   --------   --------
Earnings before income taxes          22,928    19,118     61,310     50,013
Income taxes                           8,309     6,724     21,749     17,293
                                     -------   -------   --------   --------
Net earnings                         $14,619   $12,394   $ 39,561   $ 32,720
                                     =======   =======   ========   ========

Earnings per share:
 Basic                               $  0.36   $  0.30   $   0.96   $   0.79
 Diluted                             $  0.35   $  0.30   $   0.95   $   0.78

Weighted average common
 shares outstanding:
  Basic                               41,072    41,297     41,024     41,369
  Diluted                             41,752    41,991     41,668     42,198

        See notes to consolidated financial statements (unaudited).

                      TECHNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                  (unaudited)

                                                           NINE MONTHS ENDED
                                                          ------------------
                                                          3/31/04   3/31/03
                                                          --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                            $ 39,561  $ 32,720
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                            4,541     4,769
    Deferred income taxes                                      197       242
    Losses by equity method investees                        2,150     2,280
    Other                                                      320       365
    Change in operating assets and operating liabilities:
     Trade accounts and interest receivable                 (1,592)   (1,251)
     Inventories                                              (835)     (448)
     Prepaid expenses                                         (364)     (336)
     Trade and other accounts payable                         (395)   (4,382)
     Salaries, wages and related accounts                    1,415      (740)
     Income taxes payable                                    3,060     5,936
                                                          --------  --------
      Net cash provided by operating activities             48,058    39,155
                                                          --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (3,452)  (14,513)
  Purchase of short-term available-for-sale investments    (97,820)  (53,440)
  Proceeds from sale or maturity of short-term
   available-for-sale investments                           63,543    48,375
  Increase in other long-term assets                        (3,400)       --
                                                          --------  --------
      Net cash used in investing activities                (41,129)  (19,578)
                                                          --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   3,011     1,532
  Repurchase of common stock                                    --   (20,482)
  Payments on long-term debt                                  (918)     (666)
                                                          --------  --------
      Net cash provided by (used in) financing activities    2,093   (19,616)
                                                          --------  --------
Effect of exchange rate changes on cash                      3,333       483
                                                          --------  --------
Net increase in cash and cash equivalents                   12,355       444
Cash and cash equivalents at beginning of period            39,371    26,392
                                                          --------  --------
Cash and cash equivalents at end of period                $ 51,726  $ 26,836
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

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                      3/31/04   6/30/03
                                                      --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade Accounts receivable                           $ 20,843  $ 18,655
    Less allowance for doubtful accounts                   281       268
                                                      --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                   $ 20,562  $ 18,387
                                                      ========  ========
INVENTORIES
  Raw materials                                       $  3,208  $  2,618
  Supplies                                                 111       119
  Finished goods                                         3,976     3,595
                                                      --------  --------
      TOTAL INVENTORIES                               $  7,295  $  6,332
                                                      ========  ========
PROPERTY AND EQUIPMENT
  Land                                                $  3,264  $  2,999
  Buildings and improvements                            69,746    64,930
  Building construction in progress                     15,810    18,310
  Laboratory equipment                                  17,031    16,372
  Office equipment                                       3,344     3,106
  Leasehold improvements                                   598       537
                                                      --------  --------
                                                       109,793   106,254
    Less accumulated depreciation and amortization      28,439    25,088
                                                      --------  --------
      NET PROPERTY AND EQUIPMENT                      $ 81,354  $ 81,166
                                                      ========  ========

                                  6

                                                      3/31/04   6/30/03
                                                      --------  --------
GOODWILL                                              $ 38,846  $ 38,846
    Less accumulated amortization                       26,306    26,306
                                                      --------  --------
      NET GOODWILL                                    $ 12,540  $ 12,540
                                                      ========  ========
INTANGIBLE ASSETS
  Customer list                                       $ 18,010  $ 18,010
  Technology licensing agreements                          730       730
                                                      --------  --------
                                                        18,740    18,740
    Less accumulated amortization                       15,521    14,322
                                                      --------  --------
      NET INTANGIBLE ASSETS                           $  3,219  $  4,418
                                                      ========  ========

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, or receive a majority of the entity's expected returns if they occur, or both. FIN 46 is effective for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 were applicable to the Company for the quarter ended December 31, 2003. The Company assessed its relationships with ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc.
(DGI), development stage companies in which the Company had 23% and 38% equity investments, respectively at March 31, 2004. The Company determined that neither investment was required to be consolidated in the Company's financial statements pursuant to FIN 46. In December 2003, the FASB revised FIN 46. The Company is required to follow the revised FIN 46 guidance for the quarter ended March 31, 2004. The Company has determined that none of the Company's investments in CCX, DGI and the January 2004 investment in Hemerus Medical, LLC, are required to be consolidated in the Company's financial statements pursuant to the revised FIN 46.

Subsequent to March 31, 2004, CCX obtained $16.5 million in financing through the issuance of approximately 6.3 million shares of preferred stock. The financing included a $1.4 million investment by the Company, which, after the financing, had a 19.5% equity interest in CCX. CCX plans an additional round of financing in mid to late May 2004. The Company plans to invest an additional $3 million in CCX at that time to maintain a 19.9% equity interest.


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):

                                          QUARTER ENDED    NINE MONTHS ENDED
                                       ------------------  ------------------
                                        3/31/04   3/31/03   3/31/04   3/31/03
                                       --------  --------  --------  --------
Weighted average common shares
  outstanding-basic                      41,072    41,297    41,024    41,369
Dilutive effect of stock options
  and warrants                              680       694       644       829
                                       --------  --------  --------  --------
Weighted average common shares
  outstanding-diluted                    41,752    41,991    41,668    42,198
                                       ========  ========  ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 61,000 and 362,000 for the quarter and nine months ended March 31, 2004, respectively, and 586,000 and 563,000 for the same prior-year periods.

During the quarter and nine months ended March 31, 2003, the Company purchased and retired 679,000 and 927,000 shares of Company common stock at a market value of $14.6 million and $20.5 million, respectively. The effect of the purchases was a 237,000 and 313,000 reduction in the weighted average common shares outstanding for the quarter and nine months ended March 31, 2003, respectively. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through May 7, 2004, approximately 2.4 million shares have been purchased at a market value of $33.2 million.


C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments (in thousands):

                                         QUARTER ENDED    NINE MONTHS ENDED
                                      ------------------  ------------------
                                       3/31/04   3/31/03   3/31/04   3/31/03
                                      --------  --------  --------  --------
External sales
  Hematology                          $  4,069  $  3,997  $ 12,804  $ 11,757
  Biotechnology                         26,069    23,642    72,900    66,583
  R&D Systems Europe                    12,403    10,098    33,094    27,245
                                      --------  --------  --------  --------
Total external sales                  $ 42,541  $ 37,737  $118,798  $105,585
                                      ========  ========  ========  ========
Intersegment sales
  Hematology                          $     --  $     --  $     --  $     --
  Biotechnology                          5,145     4,874    14,733    13,526
  R&D Systems Europe                        --        14        --        37
                                      --------  --------  --------  --------
Total intersegment sales              $  5,145  $  4,888  $ 14,733  $ 13,563
                                      ========  ========  ========  ========
Earnings before income taxes
  Hematology                          $  1,272  $  1,339  $  4,313  $  3,901
  Biotechnology                         17,892    15,949    48,616    42,625
  R&D Systems Europe                     5,105     3,188    12,502     7,322
  Corporate and other                   (1,341)   (1,358)   (4,121)   (3,835)
                                      --------  --------  --------  --------
Total earnings before income taxes    $ 22,928  $ 19,118  $ 61,310  $ 50,013
                                      ========  ========  ========  ========

D. CONTINGENCIES:

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company has received an audit assessment of $1.75 million, plus interest, from the State of Minnesota for fiscal years 2000 to 2003. Under issue is the Company's method for determining Minnesota taxable income. The Company has filed an appeal with the Minnesota Department of Revenue for abatement of the assessment. The Company believes that the ultimate resolution of the matter will not materially effect the consolidated financial position or operations of the Company.


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

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                         QUARTER ENDED    NINE MONTHS ENDED
                                      ------------------  ------------------
                                       3/31/04   3/31/03   3/31/04   3/31/03
                                      --------  --------  --------  --------
Net earnings:
  As reported                         $ 14,619  $ 12,394  $ 39,561  $ 32,720
  Less employee stock-based
   compensation, net of taxes              564        41     2,778       623
                                      --------  --------  --------  --------
  Pro forma                           $ 14,055  $ 12,353  $ 36,783  $ 32,097
                                      ========  ========  ========  ========
Basic earnings per share:
  As reported                         $   0.36  $   0.30  $   0.96  $   0.79
  Less employee stock-based
   Compensation                           0.02      0.00      0.06      0.01
                                      --------  --------  --------  --------
  Pro forma                           $   0.34  $   0.30  $   0.90  $   0.78
                                      ========  ========  ========  ========
Diluted earnings per share:
  As reported                         $   0.35  $   0.30  $   0.95  $   0.78
  Less employee stock-based
   Compensation                           0.01      0.01      0.07      0.02
                                      --------  --------  --------  --------
  Pro forma                           $   0.34  $   0.29  $   0.88  $   0.76
                                      ========  ========  ========  ========

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                        QUARTER ENDED      NINE MONTHS ENDED
                                     ------------------  --------------------
                                      3/31/04   3/31/03   3/31/04     3/31/03
                                     --------  --------  --------    --------
Dividend yield                             --       N/A        --          --
Expected annualized volatility            48%       N/A   48%-53%     48%-53%
Risk free interest rates                 4.2%       N/A 3.9%-4.4%   4.1%-4.6%
Expected lives                       10 years       N/A 7-10 years 7-10 years


F.  INVESTMENT IN HEMERUS, LLC:

To further the Company's research efforts, effective January 1, 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3 million. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Leukoreduced blood is important in blood transfusion. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA approval to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research will involve joint projects to explore the use of Hemerus's filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

          Results of Operations Quarter and Nine Months Ended March 31, 2004
                  vs. Quarter and Nine Months Ended March 31, 2003

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


Overall Results

Consolidated net earnings increased 18% and 21% for the quarter and nine months ended March 31, 2004 compared to the same prior-year periods. The primary reasons for the increases were increased net sales and improved gross margins. Net sales for the quarter and nine months ended March 31, 2004, increased 13% from the same periods in the prior-year. Gross margins, as a percent of net sales increased from 77% and 76% for the quarter and nine months ended March 31, 2003, respectively, to 79% and 78% for the quarter and nine months ended March 31, 2004, respectively. The impact on consolidated net earnings of higher exchange rates used to convert R&D Europe results from British pounds to U.S. dollars was $519,000 and $853,000 for the quarter and nine months ended March 31, 2004, respectively. The Company generated cash of $48.1 million from operating activities in the first nine months of fiscal 2004 and cash, cash equivalents and short-term available-for-sale investments were $164 million at March 31, 2004 compared to $118 million at June 30, 2003.


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

Income taxes. The Company's tax returns are subject to audit by various governmental entities in the normal course of business. Audits can involve complex issues, which may require extended periods of time to resolve. The Company believes that adequate provisions for income taxes have been made in the consolidated financial statements. See also Note D to these financial statements.


Net Sales

Net sales for the quarter ended March 31, 2004 were $42.5 million, an increase of $4.8 million (13%) from the quarter ended March 31, 2003. Net sales for the nine months ended March 31, 2004 increased $13.2 million (13%) from $105.6 million to $118.8 million. R&D Systems' Biotechnology Division net sales increased $2.4 million (10%) and $6.3 million (9%), respectively, for the quarter and nine months ended March 31, 2004. R&D Europe net sales increased $2.3 million (23%) and $5.8 million (21%) for the quarter and nine months ended March 31, 2004, respectively. The larger than normal increase in R&D Europe net sales was the result of higher exchange rates used in converting British pounds to U.S. dollars. The effect of foreign exchange rates on R&D Europe's net sales for the quarter and nine months ended March 31, 2004 was $1.7 million and $3.0 million, respectively. R&D Systems' Hematology Division net sales increased $72,000 (2%) and $1.0 million (9%), respectively, for the quarter and nine months ended March 31, 2004. The higher than usual growth in Hematology Division sales for the nine months was primarily due to a distributor added in January 2003 and increased sales to OEM customers.


Gross margins

Gross margins for the third quarter of fiscal 2004 were 79.0% compared to 76.8% for the same quarter in fiscal 2003. Gross margins for the nine months ended March 31, 2004 were 78.1% compared to 75.6% for the same period in fiscal 2003. The majority of the increase in margin percentage was the result of R&D Europe's gross margins increasing from 43.0% and 41.2% for the quarter and nine months ended March 31, 2003 to 53.8% and 51.3% for the quarter and nine months ended March 31, 2004, respectively. This increase was due to favorable exchange rates as a result of a weaker U.S. dollar to the British pound and the expiration, on June 30, 2003, of a five-year, 5% royalty agreement associated with the purchase of Genzyme, Inc.'s reagent business in fiscal 1999. R&D Europe expensed $496,000 and $1.3 million, respectively, in the quarter and nine months ended March 31, 2003 under this agreement. Biotechnology Division gross margins increased slightly from 80.0% and 78.9% for the quarter and nine months ended March 31, 2003 to 80.4% and 79.9% for the quarter and nine months ended March 31, 2004, respectively. Hematology Division gross margins remained steady at 45.1% and 45.9% for the quarter and nine months ended March 31, 2004 compared to 45.4% and 45.3% for the quarter and nine months ended March 31, 2003, respectively.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $750,000 (16%) and $1.5 million (10%) from the third quarter and first nine months of last year.

                                         QUARTER ENDED    NINE MONTHS ENDED
                                      ------------------  ------------------
                                       3/31/04   3/31/03   3/31/04   3/31/03
                                      --------  --------  --------  --------
R&D Systems, Inc.                     $  3,356  $  3,011  $  9,730  $  9,330
R&D Europe                               1,805     1,544     5,395     4,719
Corporate expenses                         295       151       933       509
                                      --------  --------  --------  --------
Total selling, general and
 administrative                       $  5,456  $  4,706  $ 16,058  $ 14,558
                                      ========  ========  ========  ========

R&D Systems' selling, general and administrative expenses increased $345,000 (11%) and $400,000 (4%) for the quarter and nine months ended March 31, 2004, respectively. The majority of the increase for the quarter and nine months was a result of an increase in profit sharing accrual in the third quarter of fiscal 2004. R&D Europe's selling, general and administrative expenses increased $261,000 (17%) and $676,000 (14%) for the quarter and nine months ended March 31, 2004, respectively, as compared to the same prior year periods. Most of this increase was the result of higher exchange rates used to convert R&D Europe's expenses from British pounds to U.S. dollars. In British pounds, R&D Europe's selling, general and administrative expenses increased 13,000 (1%) and 131,000 (4%) for the quarter and nine months ended March 31, 2004, respectively. Corporate expenses increased $144,000 and $424,000, respectively, for the quarter and nine months ended March 31, 2004 as compared to the same prior-year periods. The increase for the quarter was largely the result of consulting fees incurred associated with compliance with Sarbanes-Oxley ($63,000), higher audit and accounting related fees ($26,000), and higher directors' and officers' (D&O) liability insurance premiums ($14,000). The increase for the nine months was the result of Sarbanes-Oxley consulting fees ($172,000), higher audit and accounting related fees ($103,000), and D&O premium increases ($101,000).


Research and Development Expenses

Research and development expenses decreased $204,000 (4%) for the quarter ended March 31, 2004 and increased $397,000 (3%) for the nine months ended March 31, 2004, as compared to the quarter and nine months ended March 31, 2003. Included in research and development expenses are the Company's share of losses by ChemoCentryx, Inc. (CCX), Discovery Genomics, Inc. (DGI), and Hemerus Medical, LLC (Hemerus), companies in which the Company has invested. Research and development expenses are composed of the following (in thousands):

                                         QUARTER ENDED    NINE MONTHS ENDED
                                      ------------------  ------------------
                                       3/31/04   3/31/03   3/31/04   3/31/03
                                      --------  --------  --------  --------
R&D Systems' expenses                 $  4,493  $  4,362  $ 13,345  $ 12,818
ChemoCentryx, Inc. losses                  519       793     1,783     1,808
Discovery Genomics, Inc. losses             47       131       344       472
Hemerus Medical, LLC losses                 23        --        23        --
                                      --------  --------  --------  --------
Total research and
 development expenses                 $  5,082  $  5,286  $ 15,495  $ 15,098
                                      ========  ========  ========  ========

Excluding CCX, DGI and Hemerus losses, research and development expenses for the quarter and nine months ended March 31, 2004 increased $131,000 (3%) and $527,000 (4%), respectively.

The Company's net investments in CCX, DGI and Hemerus at March 31, 2004 were $728,000, $1,544,000 and $2,977,000, respectively. The Company has financial exposure to the losses of CCX, DGI and Hemerus to the extent of its net investment in each of the companies. As development stage companies, CCX and DGI are dependent on their ability to raise additional funds to continue their research and development efforts. If such funding were unavailable or inadequate to fund operations, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. Hemerus' success is dependent, in part, upon receiving FDA approval to market its products. If such approval is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Other Non-operating Income/Expense

Other non-operating income/expense consists mainly of foreign currency transaction gains and losses, rental income, and real estate taxes and utility expenses related to properties under construction/renovation.

                                         QUARTER ENDED    NINE MONTHS ENDED
                                      ------------------  ------------------
                                       3/31/04   3/31/03   3/31/04   3/31/03
                                      --------  --------  --------  --------
Foreign currency (gains)/losses       $     85  $   (200) $   (128) $   (279)
Rental income                              (20)      (19)      (85)      (25)
Real estate taxes/utilities                350       159       726       378
                                      --------  --------  --------  --------
Total other non-operating
 (income)/expense                     $    415  $    (60) $    513  $     74
                                      ========  ========  ========  ========

Income Taxes

Income taxes for the quarter and nine months ended March 31, 2004 were provided at a rate of approximately 36% and 35%, respectively, of consolidated earnings before income taxes compared to 35% for the quarter and nine months ended March 31, 2003. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for foreign sales. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2004 to range from 35% to 36%.


                     Liquidity and Capital Resources

At March 31, 2004, cash and cash equivalents and short-term available-for-sale investments were $163.6 million compared to $117.5 million at June 30, 2003. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.


Cash Flows From Operating Activities

The Company generated cash of $48.1 million from operating activities in the first nine months of fiscal 2004 compared to $39.2 million for the first nine months of fiscal 2003. The increase was mainly the result of increased earnings in the current year and the conclusion of the royalty agreement with Genzyme, Inc. discussed above under which $4.4 million was paid in the first nine months of last year.


Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal 2004 and 2003 were $3.5 million and $14.5 million, respectively. Included in fiscal 2004 and 2003 capital additions was $2.2 million and $2.7 million, respectively, related to property in southeast Minnesota. The Company acquired the property in fiscal 2003 and in fiscal 2004 constructed additional facilities at this site to house goats used in the production of its antibodies. Also included in the first nine months of fiscal 2003 capital additions was $202,000 for the completion of a parking ramp and $10.6 million for renovation and construction of property in Minneapolis. The remaining capital additions in the first nine months of fiscal 2004 and 2003 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2004 for laboratory and computer equipment are expected to be approximately $500,000 and are expected to be financed through currently available funds and cash generated from operating activities. Costs to finish the renovation of the Minneapolis property are estimated at approximately $8 million and will be completed over the next several years as additional laboratory space is needed for the Company's operations. All construction is expected to be financed through currently available funds and cash generated from operating activities.

During the nine months ended March 31, 2004 the Company purchased $97.8 million and had sales or maturities of $63.5 million of short-term available-for-sale investments. During the nine months ended March 31, 2003, the Company purchased $53.4 million and had sales or maturities of $48.4 million of short-term available-for-sale investments. The Company's investment policy is to place excess cash in short-term bonds and other short-term investments. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

Subsequent to March 31, 2004, the Company invested $1.4 million in 546,000 shares of preferred stock of CCX. CCX plans an additional round of financing in mid to late May 2004. The Company plans to invest an additional $3 million in CCX at that time to maintain a 19.9% equity interest.


Cash Flows From Financing Activities

Cash of $3 million and $1.5 million was received during the nine months ended March 31, 2004 and 2003, respectively, for the exercise of options for 175,000 and 113,000 shares of common stock. During the first nine months of fiscal 2004 and 2003, options for 1,000 and 120,000 shares of common stock were exercised by the surrender of 200 and 12,000 shares of the Company's common stock with a fair market values of $9,000 and $405,000, respectively.

During the first nine months of fiscal 2003, the Company purchased and retired 927,000 shares of Company common stock at a market value of $20.5 million. The Board of Directors has authorized the Company, subject to market conditions and share price, to purchase and retire up to $40 million of its common stock. From the start of the repurchase program through May 7, 2004, approximately 2.4 million shares have been purchased at a market value of $33.2 million.

The Company has never paid cash dividends and has no plans to do so in fiscal 2004.


      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2004, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $111.9 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.1 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French branch office to the U.K. subsidiary. At March 31, 2004, the Company had $26,000 of dollar denominated intercompany debt at its U.K. subsidiary and at March 31, 2004, the U.K. subsidiary had $420,000 of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency losses of 46,000 British pounds ($85,000) for the quarter ended March 31, 2004 and recognized net foreign currency gains of 125,000 British pounds ($200,000) for the quarter ended March 31, 2003. For the nine months ended March 31, 2004 and 2003, the Company's UK subsidiary recognized net foreign currency gains of 76,000 British pounds ($128,000) and 173,000 British pounds ($279,000), respectively. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of March 31, 2004, the Company's long-term debt of $14.9 million consisted of a mortgage note payable. The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of March 31, 2004.


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

                          PART II. OTHER INFORMATION


                          ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2003.


               ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the repurchases of Company Common Stock for the quarter ended March 31, 2004.

                                   Total Number of     Maximum Approximate
                                   Shares Purchased    Dollar Value of Shares
           Total Number  Average   as Part of Publicly that May Yet Be
           Of Shares    Price Paid Announced Plans     Purchased Under Period
           Purchased    Per Share  or Programs         the Plans or Programs
           ------------ ---------- ------------------- ----------------------
1/1/04-
 1/31/04        0           --           0                 $6.8 million
2/1/04-
 2/28/04        0           --           0                 $6.8 million
3/1/04-
 3/31/04        0           --           0                 $6.8 million

In May 1995, the Company announced a plan to purchase and retire its Common Stock. Repurchases of $40 million were authorized as follows: May 1995 - $5 million; April 1997 - $5 million; January 2001 - $10 million; October 2002 - $20 million. The plan does not have an expiration date.


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

               ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    See exhibit index following.


B.  REPORTS ON FORM 8-K

Form 8-K dated April 27, 2004 furnishing pursuant to Item 12, the
Registrant's press release reporting earnings for the third quarter of fiscal 2004 and segment information for the third quarter and nine months ended March 31, 2004.



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TECHNE CORPORATION
                                 (Company)



Date:  May 14, 2004              /s/ Thomas E. Oland
                                 -------------------------------
                                 President, Chief Executive and
                                 Chief Financial Officer




                               EXHIBIT INDEX
                                     TO
                                  FORM 10-Q

                              TECHNE CORPORATION

Exhibit #         Description
-----------       ----------------------------

31                Section 302 Certification

32                Section 906 Certification

