Form 10-K
period 2004-06-30
TECHNE CORP /MN/
filed 2004-09-10
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

           (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2004

                                   OR

           ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________to __________

                      Commission File Number:  0-17272

                            TECHNE CORPORATION
              (Exact name of Registrant as specified in its charter)

              Minnesota                           41-1427402
        (State of Incorporation)       (IRS Employer Identification No.)


         614 McKinley Place N.E., Minneapolis, MN          55413
        ( Address of principal executive offices)       (Zip Code)

                Registrant's telephone number:  (612) 379-8854

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 10, 2004 as reported on The Nasdaq Stock Market was approximately $1,609,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 10, 2004:
41,168,982

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              TABLE OF CONTENTS

                                                                         Page
 PART I

       Item 1.       Business                                               3

       Item 2.       Properties                                            14

       Item 3.       Legal Proceedings                                     14

       Item 4.       Submission of Matters to a Vote of Security Holders   15

                     Supplemental Item - Executive Officers of the Company 15

PART II

       Item 5.       Market for the Company's Common Equity, Related       16
                       Stockholder Matters and Issuer Purchases of Equity Securities

       Item 6.       Selected Financial Data                               17

       Item 7.       Management's Discussion and Analysis of               18
                       Financial Condition and Results of Operations

       Item 7A.      Quantitative and Qualitative Disclosures about Market 27
                       Risk

       Item 8.       Financial Statements and Supplementary Data           27

       Item 9.       Changes in and Disagreements with Accountants         41
                       on Accounting and Financial Disclosure

       Item 9A.      Controls and Procedures                               41

PART III

       Item 10.      Directors and Executive Officers                      42

       Item 11.      Executive Compensation                                42

       Item 12.      Security Ownership of Certain Beneficial Owners and   42
                       Management And Related Stockholder Matters

       Item 13.      Certain Relationships and Related Transactions        43

       Item 14.      Principal Accountant Fees and Services                43

PART IV

       Item 15.      Exhibits, Financial Statement Schedules, and Reports  43
                       on Form 8-K

SIGNATURES                                                                 46

                                   PART I


                             ITEM 1.  BUSINESS


OVERVIEW

TECHNE Corporation (the Company) is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major operating segments are hematology controls, which are used in hospital and clinical laboratories to check the performance of blood analysis instruments, and biotechnology products, including purified proteins (cytokines) and antibodies which are sold exclusively to the research market and assay kits which are sold to the research and clinical diagnostic markets. R&D Europe distributes R&D Systems' biotechnology products in Europe. R&D Europe has a German sales subsidiary, R&D Systems GmbH (R&D GmbH) and a sales office in France.

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

In 1985, R&D Systems entered the research reagent market with its first cytokine, transforming growth factor-beta (TGF-beta). Cytokines are specialized protein molecules that stimulate or suppress various cellular functions in the body. Cytokines are in demand by biomedical researchers who want to learn more about their diverse effects. Encouraged by its early success in the cytokine market, R&D Systems formed a biotechnology division in fiscal 1986 with the goal of producing a wide range of cytokines through genetic engineering. Recombinant DNA technology offers several advantages over extraction of these proteins from natural sources, including lower production cost and potentially unlimited supply.

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

Between fiscal 1998 and 2000 and in 2004, the Company made equity investments in the preferred stock of ChemoCentryx, Inc. (CCX), a technology and drug development company. The Company currently holds approximately 19.9% of the outstanding stock of CCX. In addition to the equity investment and joint research efforts, the Company obtained research and diagnostic market rights to all products discovered or developed by CCX.

In fiscal 1999, R&D Systems purchased Genzyme Corporation's research products business. This acquisition established R&D Systems as the world's leading supplier of research and diagnostic cytokine products. Included in consolidated cost of sales for fiscal 2003 and 2002 were $2.3 million and $1.8 million, respectively, of royalties paid to Genzyme under the purchase agreement. The royalty agreement expired on June 30, 2003.

In fiscal 2002, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drugable targets. The Company currently holds a 38% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty free license to sell such products in the research market. During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million.

In January 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3 million. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components.


THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 2004, 2003 and 2002, R&D Systems' Hematology Division revenues accounted for approximately 11%, 11% and 12%, respectively, of consolidated revenues. Revenues from R&D Systems' Biotechnology Division were 62%, 63% and 65% and revenues from R&D Europe were 27%, 26% and 23% of consolidated revenues for fiscal 2004, 2003 and 2002, respectively.


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

The growing interest by academic and commercial researchers in cytokines exists because of the profound effect a tiny amount of a cytokine can have on the cells and tissues of the body. Cytokines are intercellular messengers. They act as signals by interacting with specific receptors on the affected cells. They carry vital signals to the cell's genetic machinery that can trigger events that can lead to significant changes in a cell, tissue or organism. For example, cytokines can signal a cell to differentiate, i.e., to acquire the features necessary for it to take on a more specialized task. Another example of cytokine action is the key role played in stimulating cells surrounding a wound to grow and divide, to attract migratory cells to the injury site and mediate the healing process.

In recent years, R&D Systems' Biotechnology Division has also added enzymes
to its product portfolio.   Enzymes are biological catalysts that accelerate
a variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins. Many enzymes are important markers and therapeutic targets for diseases such as cancer, Alzheimer's, arthritis, diabetes, hypertension, obesity, AIDS and SARS.

The Biotechnology Division markets its cytokine assay kits under the tradename Quantikine(r). These kits are used by scientific researchers to quantify the level of a specific cytokine in a sample of serum, plasma or other biological fluid for basic research and for cytokine studies in pharmaceutical discovery and development programs.

R&D Systems currently manufactures and sells over 6,800 biotechnology products.

Current Biotechnology Products

Cytokines and Enzymes. Cytokines, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest purity. Enzymes and related factors including enzyme substrates and inhibitors are highly purified and characterized to ensure the highest biological activity.

Antibodies. The Company's polyclonal antibodies are produced in animals (primarily goats). The animals' immune systems recognize an injected cytokine as foreign and develop antibodies to the cytokine. The polyclonal antibodies are then purified from the animals' blood. Monoclonal antibodies are produced by injecting purified cytokines into mice or by an in vitro (animal-free) process.

Assay Kits. This product line includes R&D Systems' human and animal Quantikine kits which allow research scientists to quantify the amount of a specific cytokine in a sample of serum or other biological fluids. Also included in this product line are assay kits, developed by R&D Europe, to quantify adhesion molecules. These kits are used by research scientists to measure cellular adhesion molecules in serum, plasma, or cell culture media. Cellular adhesion molecules facilitate the movement of infection fighting cells out of the blood stream to the site of the infection or injury.

Clinical Diagnostic Kits. The EPO kit, acquired from Amgen Inc. in fiscal 1992, was the first diagnostic assay for which R&D Systems received FDA marketing clearance. R&D Systems also has received FDA marketing clearance for its transferrin receptor (TfR) and Beta2-microglobulin kits.

Flow Cytometry Products. This product line includes R&D Systems' Fluorokine(r) kits, which are used to measure the presence or absence of cell surface receptors for specific cytokines.

DNA and Related Products. This diverse product line includes: primer pairs which are synthetic DNA used to amplify specific genes in the laboratory, messenger RNA kits that allow researchers to quantitate the amount of a specific cytokine messenger RNA, and reagents for the study of DNA damage and repair mechanisms in the cell.

                  Hematology Controls and Calibrators

Hematology controls and calibrators, manufactured by and marketed through the Hematology Division of R&D Systems, are products composed of the various cellular components of blood which have been stabilized. Proper diagnosis of many illnesses requires a thorough and accurate analysis of a patient's blood cells, which is usually done with automated or semi-automated hematology instruments. Controls and calibrators produced by the Hematology Division ensure that these instruments are performing accurately and reliably.

Blood is composed of plasma, the fluid portion of which is mainly water, and blood cells, which are suspended in the plasma. There are three basic types
of blood cells:  red cells, white cells and platelets.   Red cells transport
oxygen from the lungs throughout the body, which is the function of hemoglobin. White cells defend the body against foreign invaders. Platelets serve as a "plug" to stem blood flow at the site of an injury by initiating a complex series of biochemical reactions that lead to the formation of a clot.

These fundamental components (red cells, white cells and platelets) differ widely in size and concentration. The white cells are the largest in size and platelets the smallest. The red cells are the most numerous and constitute 95 percent of all blood cells. The average adult has from 20 to 30 trillion red cells. For every 500 red cells, there are approximately one white cell and about 20 platelets. As noted above, hematology controls are used in automated and semi-automated cell counting analyzers to make sure these instruments are counting blood cells in patient samples accurately. One of the most frequently performed laboratory tests on a blood sample is called a complete blood count or CBC for short. Doctors use this test in disease screening and diagnosis. More than one billion of these tests are done every year, the great majority with cell counting instruments. In most laboratories the CBC consists of the white cell count, the red cell count, the hemoglobin reading, and the hematocrit reading (the percent of red cells in a volume of whole blood after it has been centrifuged). Also included in a CBC test is the differential, which numbers and classifies the different types of white cells.

These and other characteristics or "parameters" of a blood sample can be measured by automated or semi-automated cell counters. The number of parameters measurable in a blood control product depends on the type and sophistication of the instrument for which the control is designed. Ordinarily, a hematology control is used once to several times a day to make sure the instrument is reading accurately. In addition, most instruments need to be calibrated periodically. Hematology calibrators are similar to controls, but go through additional testing to ensure that the calibration values assigned are extremely accurate and can be used to calibrate the instrument.

The Hematology Division of R&D Systems offers a wide range of hematology controls and calibrators for both impedance and laser type cell counters.
R&D Systems believes its products have improved stability and versatility and a longer shelf life than most of those of its competitors. The Hematology Division supplies hematology control products for use as proficiency testing materials by laboratory certifying authorities of a number of states and
countries.    R&D Systems recognizes that developing technologies for cell counting instruments will require increasingly sophisticated and high-quality controls and is prepared to meet this challenge.

Current Retail Hematology Products

Whole Blood CBC Controls/Calibrators. The Hematology Division of R&D Systems currently produces controls and calibrators for the following brands of analyzers: Abbott Diagnostics, Beckman Coulter, Bayer Technicon and Sysmex.

Linearity and Reportable Range Controls. These products provide a means of assessing the linearity of hematology analyzers for white blood cells, red blood cells, platelets and reticulocytes. Because hematology analyzers are single point calibrated, these products allow users to determine and validate the reportable range of an instrument.

Whole Blood Reticulocyte Controls. These controls are designed for manual and automated counting of reticulocytes (immature red blood cells).

Whole Blood Flow Cytometry Controls. These products are controls for flow cytometry instruments. These instruments are used to identify and quantify white blood cells by their surface markers.

Whole Blood Glucose/Hemoglobin Control. This product is designed to monitor instruments which measure glucose and hemoglobin in whole blood.

Erythrocyte Sedimentation Rate Control. This product is designed to monitor erythrocyte sedimentation rate tests.

Multi-Purpose Platelet Reference Controls. These products, Platelet-Trol(r) II and Platelet-Trol Extended, are designed for use by automated and semi-automated analyzers.


PRODUCTS UNDER DEVELOPMENT

R&D Systems is engaged in ongoing research and development in all of its major product lines: controls and calibrators (Hematology Division) and cytokines, antibodies, assays and related products (Biotechnology Division). The Company believes that its future success depends, to a large extent, on the ability to keep pace with changing technologies and markets. At the same time, the Company continues to examine its production processes to ensure high quality and maximum efficiency.

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 2004 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be developed or, if developed, can be successfully introduced into the marketplace.

Included in consolidated research and development expense are the Company's share of losses by CCX and DGI and Hemerus, companies in which the Company has invested. Research and development expense was as follows (in thousands):

                                                  Year ended June 30,
                                           2004          2003           2002
                                         -------       -------        -------
R&D Systems' expenses                    $17,920       $17,393        $15,615
CCX losses                                 2,437         2,580          1,350
DGI losses                                   364           608            505
Hemerus losses                                52            --             --
                                         -------       -------        -------
                                         $20,773       $20,581        $17,470
                                         =======       =======        =======
Percent of revenue                         12.9%         14.2%          13.3%

BUSINESS RELATIONSHIPS

The Company has invested in the Preferred Stock (Series A and B) of ChemoCentryx, Inc. (CCX). CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX. Through April 2004 the Company held 26% of the outstanding stock of CCX and accounted for the investment under the equity method of accounting. In May and June, 2004 CCX obtained $38.1 million in financing through the issuance of approximately 14.7 million shares of Preferred (Series B) Stock. The financing included a $5.1 million investment by the Company. After the financing, the Company holds a 19.9% equity interest in CCX. The Company then evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, after April 2004, accounted for its investment on a cost basis. The Company's net investment in CCX was $5.1 million and $2.5 million at June 30, 2004 and 2003, respectively. The Company has been issued warrants for 1.7 million shares of CCX Preferred Stock (Series A) which expire on December 31, 2005.

In fiscal 2002, the Company made an equity investment of $3 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drugable targets. The Company currently holds a 38% equity interest in DGI and warrants to acquire additional equity. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty-free license to sell such products in the research market. The Company's investment is accounted for under the equity method of accounting. During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million. The Company's net investment in DGI was $1.9 million at June 30, 2003.

On January 1, 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3 million. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Leukoreduced blood is important in blood transfusion. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research will involve joint projects to explore the use of Hemerus' filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting. The Company's net investment in Hemerus was $2.9 million at June 30, 2004.

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal 2004, 2003 and 2002, OEM contracts accounted for $7.7 million, $7.2 million and $7.6 million, respectively, or 5%, 5% and 6% of total consolidated revenues.


GOVERNMENT REGULATION

All manufacturers of hematology controls and calibrators are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of R&D Systems' hematology control products are classified as "In Vitro Diagnostic Products" by the FDA. The entire hematology control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of the Hematology Division's control operations and facilities. Hematology control manufacturing must comply with Quality System Regulations (QSR) as set forth in the FDA's regulations governing medical devices.

Three of R&D Systems' immunoassay kits, EPO, TfR and Beta2-microglobulin, have FDA clearance to be sold for clinical diagnostic use. R&D Systems must comply with QSR for the manufacture of these kits. Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance.

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission (NRC) and has been granted an NRC license due to expire in April 2005. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 2005. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they will not be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.


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

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2004, 2003 and 2002, total royalties expensed under these licenses were approximately $2.3 million, $2.3 million and $2.1 million, respectively.

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


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2004, 2003 or 2002.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this report or as of a comparable date for fiscal 2003. The majority of the Company's biotechnology products are shipped within one day of receipt of the customers' order. The majority of hematology products are shipped based on a preset, recurring schedule.


COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including BD Biosciences, BioSource International, PeproTech, Inc., Sigma Chemical Co., Amersham Biosciences, Fisher Scientific and EMD Biosciences, Inc. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Historically, most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors of R&D Systems' retail products are Beckman Coulter, Inc., Sysmex, Streck Laboratories, Abbott Diagnostics, Bio-Rad Laboratories and Bayer Technicon. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter and Streck Laboratories.


EMPLOYEES

R&D Systems had 484 full-time and 40 part-time employees as of June 30, 2004. R&D Europe had 50 full-time and 12 part-time employees as of June 30, 2004, including 10 full-time and 1 part-time at R&D Europe's sales subsidiary in Germany.

ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, England and Germany had no material effect on R&D Systems or R&D Europe in fiscal 2004.


FOREIGN AND DOMESTIC OPERATIONS

The following table represents certain financial information relating to foreign and domestic operations for the fiscal years ended June 30 (all amounts are in thousands of US dollars):

                                         2004        2003        2002
                                       --------    --------    --------
Net Sales to External Customers:
Hematology Division:
    US                                $ 14,797    $ 14,119    $ 13,100
    Other                                2,681       2,547       2,470
Biotechnology Division:
    US                                  79,762      73,655      67,857
    Other                               19,620      17,310      16,798
R&D Europe:
    Other                               44,397      37,380      30,675
                                      --------    --------    --------
                                      $161,257    $145,011    $130,900
                                      ========    ========    ========
Gross Margin:
R&D Systems (US)                      $103,560    $ 93,991    $ 87,558
R&D Europe (England)                    18,616      13,151       9,178
R&D GmbH (Germany)                       4,194       2,473       1,656
                                      --------    --------    --------
                                      $126,370    $109,615    $ 98,392
                                      ========    ========    ========
Net Earnings (Loss):
Parent and R&D Systems (US)           $ 45,479    $ 41,630    $ 24,436
R&D Europe (England)                    10,259       6,306       4,324
R&D GmbH (Germany)                       1,566         648         225
ChemoCentryx (US)                       (2,437)     (2,580)     (1,350)
Discovery Genomics (US)                 (1,887)       (608)       (505)
Hemerus (US)                               (52)         --          --
                                      --------    --------    --------
                                      $ 52,928    $ 45,396    $ 27,130
                                      ========    ========    ========
Identifiable Assets:
Parent and R&D Systems (US)           $275,948    $229,714    $214,606
R&D Europe (England)                    44,851      31,472      22,594
R&D GmbH (Germany)                       4,661       2,091       1,047
                                      --------    --------    --------
                                      $325,460    $263,277    $238,247
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

Technological Obsolescence and Competition

The biotechnology industry is subject to rapid and significant technological change. While the hematology controls industry historically has been subject to less rapid change, it too is evolving and is impacted significantly by changes in the automated testing equipment offered by instrument manufacturers. Competitors of the Company in the United States and abroad are numerous and include, among others, specialized biotechnology firms, medical laboratory instrument and equipment manufacturers and disposables suppliers, major pharmaceutical companies, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive. Many of these competitors have substantially greater resources and product development, production and marketing capabilities than the Company. With regard to diagnostic kits, which constitute a relatively minor portion of the Company's business, many of the Company's competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new or improved diagnostic kits and obtaining FDA and other regulatory approvals of such products.

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

Financial Impact of Expansion Strategy

The Company engages in an expansion strategy which includes internal development of new products, collaboration with manufacturers of automated instruments which may use the Company's products, investment in joint ventures and companies developing new products related to the Company's business and acquisition of companies for new products or additional customer base. Each of the strategies carries risks that objectives will not be achieved and future earnings will be adversely affected. During the early development stage, under the equity method of accounting, a percentage of the losses of certain companies in which the Company may invest will be reported as losses of the Company. The Company may not have control of the expense levels of such companies and their losses may be greater than those anticipated by the Company. In addition the Company may be required to write off investments if they are determined to be other than temporarily impaired.

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

                            ITEM 2.  PROPERTIES

The Company owns the facilities its R&D Systems subsidiary occupies in Minneapolis, Minnesota. The R&D Systems complex currently includes 365,000 square feet of administrative, research and manufacturing space in three adjoining buildings.

In fiscal 2002, the Company purchased property adjacent to its Minneapolis facility for approximately $8.9 million. The Company has renovated this property and plans to lease out approximately 70% of the 176,000 square foot building as retail and office space and use the remainder as warehouse and storage space. The Company has constructed an infill to connect this building to its current facility. The Company will begin finishing the 78,000 square foot infill, to be used primarily for laboratory space, in fiscal 2005.

The Company has entered into an option agreement for additional real estate adjacent to the current facility. This option is exercisable through January 1, 2005. The Company may negotiate an extension of the option beyond January 1, 2005, but if unable to do so, plans to exercise the option prior to its expiration date.

In fiscal 2002, the Company purchased approximately 649 acres of farmland, including buildings, in southeast Minnesota for $2.7 million. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. Rental income from the property was $131,000 and $72,000 in fiscal 2004 and 2003, respectively. The remaining property is used by the Company to house goats used for polyclonal antibody production. In fiscal 2004, the Company constructed additional buildings on this site for $2.3 million.

R&D Europe leases approximately 17,000 square feet in a building in Abingdon, England. Base rent was $446,000 in fiscal 2004.

R&D GmbH leases approximately 2,300 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent was $39,000 in fiscal 2004.

The Company believes the owned property, purchase option and leased property discussed above are adequate to meet its occupancy needs in the foreseeable future.


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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2004 fiscal year.


                      EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

Name             Age   Position                                Officer Since
---------------- ---   --------------------------------------- -------------
Thomas E. Oland   63   Chairman of the Board, President,
                         Treasurer, Chief Executive and
                         Chief Financial Officer and Director      1985
Dr. Monica Tsang  59   Vice President, Research                    1995
Marcel Veronneau  49   Vice President, Hematology Operations       1995

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

(b) The business experience of the executive officers during the past five years is as follows:

Thomas E. Oland has been Chairman of the Board, President, Treasurer, Chief Executive and Chief Financial Officer of the Company since December 1985.

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

                                   PART II


               ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY,
                      RELATED STOCKHOLDER MATTERS AND
                   ISSUER PURCHASES OF EQUITY SECURITIES


The Company's common stock trades on The NASDAQ Stock Exchange under the symbol "TECH." The following table sets forth for the periods indicated the range of the closing price per share for the Company as reported by NASDAQ.

                Fiscal 2004 Price             Fiscal 2003 Price
              High           Low            High           Low
           -----------    -----------    -----------    -----------
1st Quarter  $35.40         $28.11         $32.79         $22.79
2nd Quarter   39.00          32.10          34.75          28.42
3rd Quarter   42.20          37.35          28.99          20.76
4th Quarter   43.45          37.48          31.02          18.95

As of September 10, 2004, there were approximately 320 shareholders of record. As of September 10, 2004, there were over 23,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future for operating the Company's business.

The following table sets forth the repurchases of Company Common Stock for the quarter ended June 30, 2004.

                                                          Maximum Approximate
                                                             Dollar Value
                                        Total Number of       of Shares
                                        Shares Purchased     that May Yet
              Total Number   Average       as Part of        Be Purchased
                of Shares  Price Paid  Publicly Announced   Under the Plans
Period          Purchased   Per Share   Plans or Programs     or Programs
------        ------------  ---------  -------------------- -----------------
4/1/04-4/30/04      0          --               0              $6.8 million
5/1/04-5/31/04      0          --               0              $6.8 million
6/1/04-6/30/04      0          --               0              $6.8 million

In May 1995, the Company announced a plan to purchase and retire its Common Stock. Repurchases of $40 million were authorized as follows: May 1995 - $5 million; April 1997 - $5 million; January 2001 - $10 million; October 2002 - $20 million. The plan does not have an expiration date.

                         ITEM 6.  SELECTED FINANCIAL DATA
                   (Dollars in thousands, except per share data)

Revenue, Earnings and Cash
Flow Data For the Years Ended
June 30,                     2004      2003      2002(1)   2001      2000
-------------------------  --------  --------  --------  --------  --------
Net sales                  $161,257  $145,011  $130,900  $115,357  $103,838
Gross margin(2)                78.4%     75.6%     75.2%     75.4%     74.2%
Selling, general and
 administrative expenses(2)    13.5%     13.4%     15.1%     15.1%     16.4%
Research and development
 expenses (2)                  12.9%     14.2%     13.3%     12.6%     10.8%
Operating income(2)            51.0%     46.7%     26.8%     40.0%     37.9%
Earnings before income
 taxes(2)                      51.2%     48.0%     28.8%     41.4%     38.0%
Net earnings(2)                32.8%     31.3%     20.7%     29.5%     25.6%
Return on average equity       19.8%     20.5%     14.1%     21.4%     22.3%
Return on average assets       18.0%     18.1%     12.0%     17.2%     17.5%
Diluted earnings per share $   1.27  $   1.08  $   0.64  $   0.80  $   0.63
Capital expenditures          3,710    15,194    22,276     6,815    30,368
Depreciation and
 amortization(3)              6,040     6,353    12,688    12,737    12,651
Interest expense                678       974     1,320     1,381     1,441
Net cash provided by
 operating activities        65,553    54,089    27,667    46,372    38,739

Balance Sheet, Common Stock
And Employee Data as of
June 30,                     2004      2003      2002      2001      2000
-------------------------  --------  --------  --------  --------  --------
Cash, cash equivalents
 and short-term available-
 for-sale investments      $176,593  $118,763  $ 97,064  $ 97,072  $ 59,824
Receivables                  21,099    19,179    19,414    18,322    15,601
Inventories                   7,457     6,332     6,077     5,438     4,652
Working capital             197,464   138,707   114,448   108,300    73,740
Total assets                325,460   263,277   238,247   215,525   180,410
Long-term debt, less
current portion              14,576    15,852    17,101    18,050    18,935
Stockholders' equity        297,425   236,617   206,517   177,660   141,145
Average common and
 common equivalent
 shares (in thousands)       41,697    42,031    42,523    42,668    42,206
Book value per share(4)    $   7.23  $   5.78  $   4.97  $   4.29  $   3.41
Share price:
 High                         43.45     34.75     37.05     74.00     70.00
 Low                          28.11     18.95     25.30     22.50     12.38
Price to earnings ratio          34        28        44        41       103
Current ratio                 15.67     13.86      8.82      7.81      6.87
Quick ratio                   14.69     12.76      7.96      7.26      6.00
Full-time employees             534       525       509       494       440

(1)Fiscal 2002 results include a $17.5 million before tax charge ($11.4 million after tax and $.27 diluted earnings per share) for settlement of litigation with Amgen, Inc.

(2)As a percent of net sales.

(3)The fiscal 2003 decrease in depreciation and amortization was primarily the result of adoption of Statement of Financial Accounting Standards No. 142.

(4)Total stockholders' equity divided by total shares outstanding at June 30.

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

TECHNE Corporation (the Company) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two operating segments: its Biotechnology Division and its Hematology Division. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Europe, the Company's third operating segment, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France.


OVERALL RESULTS

Consolidated net earnings increased 17% for fiscal 2004 as compared to fiscal 2003. The primary reasons for the increase were increased net sales and improved gross margins. Net sales increased 11% from fiscal 2003 and gross margins increased from 76% to 78%. The favorable impact on consolidated net earnings of the strengthening of the British pound as compared to the U.S. dollar for R&D Europe results was $1.1 million for the year ended June 30, 2004.

Consolidated net earnings increased 67% for fiscal 2003 as compared to fiscal 2002. Excluding the litigation settlement discussed below from fiscal 2002 results, consolidated net earnings for fiscal 2003 increased 18%. The increase was due mainly to increased sales (11%) and decreased goodwill amortization of $6.3 million. The favorable impact on consolidated net earnings of exchange rates used to convert R&D Europe results from British pounds to U.S. dollars was $0.6 million for the year ended June 30, 2003.


RESULTS OF OPERATIONS

Net sales (in thousands):

                                   YEAR ENDED JUNE 30,
                             2004         2003         2002
                           --------     --------     --------
Hematology Division        $ 17,478     $ 16,666     $ 15,570
Biotechnology Division       99,382       90,965       84,655
R&D Systems Europe           44,397       37,380       30,675
                           --------     --------     --------
                           $161,257     $145,011     $130,900
                           ========     ========     ========

Net sales for fiscal 2004 were $161.3 million, an increase of $16.2 million (11.2%) from fiscal 2003. The increase in consolidated net sales for the fiscal year was due mainly to the increase in sales of proteins and antibodies ($9.1 million) and immunoassay kits ($5.0 million). R&D Europe's net sales in fiscal 2004 were affected by favorable exchange rates used in converting British pounds to U.S. dollars. The effect of foreign exchange rates on R&D Europe's net sales for fiscal 2004 was an increase of approximately $4.0 million. Excluding the effect of exchange rates, R&D Europe's net sales in British pounds increased 8.0% and consolidated net sales increased 8.4% for fiscal 2004, mainly due to increased sales volume.

Net sales for fiscal 2003 were $145.0 million, an increase of $14.1 million (10.8%) from fiscal 2002. The increase in consolidated net sales for the fiscal year was due largely to an increase in sales of proteins and antibodies ($10.5 million). R&D Europe's net sales for fiscal 2003 were also affected by favorable exchange rates. The effect of foreign exchange rates on R&D Europe's net sales for fiscal 2003 was an increase of $3.4 million. Excluding the effect of exchange rates, R&D Europe's net sales in British pounds increased 10.8% and consolidated net sales increased 8.2%, mainly due to increased sales volume. The Hematology Division net sales increase of 7.0% in fiscal 2003 was higher than historical increases of 3% to 5% as a result of the addition of an incremental new distributor in January 2003.

Gross margins, as a percentage of net sales, were as follows:

                                   YEAR ENDED JUNE 30,
                              2004         2003         2002
                           ----------   ----------   ----------
Hematology Division          46.2%        47.2%        45.0%
Biotechnology Division       80.4%        79.0%        79.2%
R&D Systems Europe           51.4%        41.8%        36.1%
Consolidated                 78.4%        75.6%        75.2%

The majority of the increase in gross margin percentage in fiscal 2004 was the result of R&D Europe's gross margins increasing from 41.8% to 51.4%. Approximately one-half of this increase was due to favorable exchange rates as a result of a weaker U.S. dollar to the British pound and one-half was due to the expiration, on June 30, 2003, of a five-year, 5% royalty agreement associated with the purchase of Genzyme, Inc.'s reagent business in fiscal 1999. R&D Europe expensed $1.8 million in fiscal 2003 under this agreement. The Biotechnology Division gross margin percentage increase of 1.4% in fiscal 2004, was mainly a result of changes in product/customer mix. The Hematology Division gross margin percentage decrease of 1% in fiscal 2004 was due to changes in customer mix.

Gross margins, as a percentage of net sales, increased slightly in fiscal
2003, mainly as a result of an increase in Hematology Division gross margin percentage and an increase in R&D Europe gross margin percentage. Hematology Division gross margins increased from 45.0% to 47.2% in fiscal 2003 as a result of lower raw material costs. Blood costs increased significantly during fiscal 2002 as a result of a decreased blood supply, but returned to a more normal level by the end of fiscal 2002. R&D Europe gross margins increased from 36.1% to 41.8% in fiscal 2003 mainly as a result of favorable exchange rates due to the weakening of the U.S. dollar to the British pound.

Selling, general and administrative expenses increased $2.3 million (12%) in fiscal 2004 and decreased $422,000 (2%) in fiscal 2003. Selling, general and administrative expenses were as follows (in thousands):

                                  YEAR ENDED JUNE 30,
                             2004        2003        2002
                           -------     -------     -------
Hematology Division        $ 1,697     $ 1,507     $ 1,626
Biotechnology Division      11,761      10,825      11,647
                           -------     -------     -------
 R&D Systems, Inc.          13,458      12,332      13,273
R&D Systems Europe           7,194       6,355       5,458
Corporate                    1,073         690       1,068
                           -------     -------     -------
                           $21,725     $19,377     $19,799
                           =======     =======     =======

R&D Systems' selling general and administrative expenses increased $1.1 million in fiscal 2004 and decreased $940,000 in fiscal 2003, mainly as a result of changes in the amount of profit sharing and stock bonus contributions. Profit sharing and stock bonus expense by R&D Systems was $1.8 million, $0.9 million and $2.0 million in fiscal 2004, 2003 and 2002, respectively.

R&D Europe's selling, general and administrative expenses increased
$839,000 (13%) and $897,000 (16%) in fiscal 2004 and 2003, respectively. The majority of the increases were the result of the exchange rates to convert expenses from British pounds to U.S. dollars. In British pounds, R&D Europe's selling, general and administrative expenses increased 3% and 6% for fiscal 2004 and 2003, respectively.

Corporate selling, general and administrative expenses increased $383,000 in fiscal 2004 and decreased $378,000 in fiscal 2003. The increase in fiscal 2004 was largely the result of increased consulting fees incurred associated with compliance with Sarbanes-Oxley ($173,000), higher audit and accounting related fees ($78,000) and higher directors' and officers' liability insurance premiums ($100,000). The decrease in fiscal 2003 was a result of a decrease in legal expenses as a result of the settlement of litigation with Amgen, Inc. in fiscal 2002.

Research and development expenses increased $192,000 and $3.1 million in fiscal 2004 and 2003, respectively. Included in research and development expenses are the Company's share of losses by companies in which the Company has invested. Included are losses by ChemoCentryx, Inc. (CCX) through April 2004, losses by Discovery Genomics, Inc. (DGI), and losses by Hemerus Medical, LLC (Hemerus) beginning in January 2004. Research and development expenses are composed of the following (in thousands):

                                          YEAR ENDED JUNE 30,
                                     2004        2003        2002
                                   -------     -------     -------
Hematology Division                $   781     $   770     $   735
Biotechnology Division              17,139      16,623      14,880
                                   -------     -------     -------
 R&D Systems, Inc.                  17,920      17,393      15,615
ChemoCentryx, Inc. losses            2,437       2,580       1,350
Discovery Genomics, Inc. losses        364         608         505
Hemerus Medical. LLC losses             52          --          --
                                   -------     -------     -------
                                   $20,773     $20,581     $17,470
                                   =======     =======     =======

The Company's net investment in CCX at June 30, 2004 was $5.1 million. As a development stage company, CCX is dependent on its ability to raise additional funds to continue its research and development efforts. If such funding were unavailable or inadequate to fund operations, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

In May and June 2004, CCX obtained $38.1 million in additional financing through the issuance of additional preferred stock, including a $5.1 additional investment by the Company. After the financing the Company holds a 19.9% equity interest in CCX. The Company then evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, after April 2004, accounted for its investment on a cost basis.

During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million.

The Company's net investment in Hemerus at June 30, 2004 was $2.9 million. Hemerus' success is dependent in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Excluding CCX, DGI and Hemerus losses, research and development expenses by the Company increased $527,000 and $1.8 million in fiscal 2004 and 2003, respectively. These increases were primarily the result of the development and release of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division. The increase in fiscal 2003 was largely the result of the addition of approximately ten full-time equivalent research positions from the prior year. In fiscal 2004, the Biotechnology Division increased the number of research positions only slightly, but plans on adding up to fifteen positions in fiscal 2005.

Amortizaton of intangible assets. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, under which goodwill is no longer amortized. Goodwill amortization expense was $6.3 million in fiscal 2002. As of June 30, 2002 the Company had net unamortized goodwill of $12.5 million. The Company assessed the recoverability of its goodwill and other intangible assets as of July 1, 2002 (adoption) and determined that no impairment existed. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2003 and 2004. The Company used discounted cash flow and other fair value methodologies to assess impairment.

The pro forma effects of implementation of SFAS No. 142 to fiscal 2002 would be as follows (in thousands, except per share data):

                                      YEAR ENDED
                                    JUNE 30, 2002
                                   --------------
Reported net income                   $27,130
Goodwill amortization, net of tax       4,076
                                      -------
Adjusted net income                   $31,206
                                      =======
Reported basic earnings per share     $  0.65
Goodwill amortization                    0.10
                                      -------
Adjusted basic earnings per share     $  0.75
                                      =======
Reported diluted earnings per share   $  0.64
Goodwill amortization                    0.09
                                      -------
Adjusted diluted earnings per share   $  0.73
                                      =======

Litigation settlement. In fiscal 2002, the Company recorded a $17.5 million charge as a result of a litigation settlement. In fiscal 2000, Amgen, Inc. had presented invoices in the amount of $28 million for materials provided to the Company over past years, allegedly pursuant to a contract under which no accounting or invoices were rendered for nine years. In May 2002, the parties agreed to a $17.5 million cash settlement of the dispute. The settlement was paid in June 2002 with cash on hand and the liquidation of approximately $15 million of short-term available-for-sale investments. The after-tax amount of the charge to the Company's fiscal 2002 results was approximately $11.4 million or $.27 per diluted share. Excluding the settlement, earnings per diluted share would have been $.91 for fiscal 2002.

Other non-operating expense (income) consists of foreign currency transaction gains, rental income, and real estate and utility expenses related to currently unoccupied property as follows (in thousands):

                                        YEAR ENDED JUNE 30,
                                 2004        2003         2002
                                ------      ------       ------
Foreign currency gains          $(64)       $(356)       $ (352)
Rental income                   (131)         (72)           --
Real estate taxes/utilities      977          550           107
                                ----        -----        ------
                                $782        $ 122        $ (245)
                                ====        =====        ======

Income taxes for fiscal 2004, 2003 and 2002 were provided at rates of approximately 36%, 35% and 28%, respectively. The increased tax rate in fiscal 2003 was primarily the result of changes in Minnesota income tax regulations which resulted in state tax expense of $666,000 ($1,552,000 expense offset by $886,000 of tax credit carryforwards) in fiscal 2003 compared to a credit of $1 million in fiscal 2002. U.S. taxes have been reduced as a result of federal tax-exempt interest income, the federal benefit of extraterritorial income and the federal and state credit for research and development expenditures. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for fiscal 2005 to be 35% to 36%.

                         QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                         FISCAL 2004                      FISCAL 2003
                FIRST   SECOND  THIRD   FOURTH   FIRST  SECOND   THIRD   FOURTH
                 QTR.    QTR.    QTR.    QTR.     QTR.    QTR.    QTR.    QTR.
               ------- ------- ------- -------  ------- ------- ------- -------
Net sales      $37,993 $38,264 $42,542 $42,459  $34,548 $33,300 $37,737 $39,426
Gross margin    29,330  29,823  33,595  33,621   25,858  24,929  28,980  29,847
Earnings
 before taxes   19,357  19,025  22,928  21,231   15,907  14,988  19,118  19,543
Income taxes     6,785   6,655   8,309   7,864    5,462   5,107   6,724   6,866
Net earnings    12,572  12,370  14,619  13,367   10,445   9,881  12,394  12,677
Basic earnings
 per share        0.31    0.30    0.36    0.33     0.25    0.24    0.30    0.31
Diluted earnings
 per share        0.30    0.30    0.35    0.32     0.25    0.23    0.30    0.31


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term available-for-sale investments at June 30, 2004 were $176.6 million compared to $118.8 million at June 30, 2003. At June 30, 2002, cash, equivalents and short-term available-for-sale investments were $97.1 million. The Company has an unsecured line of credit of $750,000 available at June 30, 2004. The line of credit expires on October 31, 2004. The interest rate on the line of credit is at the prime rate (4.0% at June 30, 2004). There were no borrowings on the line in the current or prior fiscal year.

Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, debt repayment, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments.

Cash flows from operating activities. The Company generated cash from operations of $65.6 million, $54.1 million and $27.7 million in fiscal 2004, 2003 and 2002, respectively. The increase in cash generated from operating activities in fiscal 2004 of $11.5 million was the result of increased net earnings and a $1.1 million decrease in trade and other accounts payable compared to a $6.1 million decrease in fiscal 2003. These changes were partially offset by a $3.3 million increase in income taxes payable compared to a $6.5 million increase in fiscal 2003. Net earnings in fiscal 2004 increased $9.1 million before the $1.5 million impairment loss on the write-off of the Company's investment in DGI, which did not affect the Company's cash balances. The $6.1 million decrease in trade and other accounts payable in fiscal 2003 was mainly the result of $3.8 million less in royalties payable to Genzyme, Inc. stemming from the fiscal 1999 acquisition of Genzyme's research product business under which royalties were due through fiscal 2003. The $2.8 million change in income taxes payable between fiscal 2003 and fiscal 2004 was due to higher U.S. taxable income in fiscal 2004 ($4 million increase in income taxes payable compared to fiscal 2003) offset by higher U.S. income tax payments in fiscal 2004 ($7.5 million more than made in fiscal 2003).

The increase in cash generated from operating activities in fiscal 2003 of $26.4 million was the result of increased net earnings, increased losses by equity method investees and a $6.5 million increase in income taxes payable compared to a $4.4 million decrease in fiscal 2002. These changes were partially offset by decreased goodwill amortization and a $6.1 million decrease in trade and other accounts payable compared to a $2.8 million decrease in fiscal 2002. Net earnings increased approximately $18.3 million from fiscal 2002 to fiscal 2003 while losses by equity method investees, which do not affect the Company's cash balances, increased $1.3 million from fiscal 2002. The change in income taxes payable of $10.9 million was mainly the result of higher U.S. taxable income in fiscal 2003 ($3.9 million increase in U.S. income taxes payable compared to fiscal 2002) and lower income tax payments made in fiscal 2003 ($5.1 less than made in fiscal 2002). Goodwill amortization decreased $6.3 million in fiscal 2003 as a result of adoption of Statement of Financial Accounting Standards No. 142.

Cash flows from investing activities. Capital additions consist of the following (in thousands):

                                              YEAR ENDED JUNE 30,
                                        2004         2003         2002
                                      -------      -------      -------
Laboratory, manufacturing,
 and computer equipment               $ 1,127      $   977      $ 2,124
Building improvements (Minneapolis)        --          202          522
Construction/property
 purchase (southeast Minnesota)         2,330        2,705           --
Property purchase (Minneapolis)            --           --        6,015
Renovation/construction (Minneapolis)     253       11,310       13,615
                                      -------      -------      -------
                                      $ 3,710      $15,194      $22,276
                                      =======      =======      =======

The Company acquired property in southeast Minnesota in fiscal 2003 and, in fiscal 2004 constructed additional facilities at this site to house goats used in the production of its antibodies. The renovation/construction costs in fiscal 2004, 2003 and 2002 were for renovation of the Minneapolis property purchased in fiscal 2002, construction of an infill connecting the purchased property to R&D Systems' existing property and construction of a parking ramp. The land and building purchases and construction were all financed through cash on hand, cash generated from operations and maturities of short-term available-for-sale investments. Costs to finish the infill are estimated at $8 million and are expected to be completed in late fiscal 2005 or early 2006. All construction is expected to be financed through currently available funds and cash generated from operating activities.

Capital additions for laboratory, manufacturing and computer equipment planned for fiscal 2005 are expected to be approximately $2.0 million and are expected to be financed through currently available cash and cash generated from operations.

The Company's net purchases of (proceeds from) short-term available-for-sale investments in fiscal 2004, 2003 and 2002 was $47.3 million, $6.5 million and ($5.1) million, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

In January 2004, the Company purchased a 10% interest in Hemerus Medical,
LLC (Hemerus) for $3 million. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. The Company accounts for its investment in Hemerus under the equity method of accounting. The Company's net investment in Hemerus, was $2.9 million at June 30, 2004.

In May and June, 2004, the Company made additional investments totaling
$5.1 million in ChemoCentryx, Inc. (CCX), a technology and drug development company. After the additional investment, the Company holds a 19.9% equity interest in CCX and will account for the investment under the cost method of accounting as discussed previously. The Company's net investment in CCX was $5.1 million and $2.5 million at June 30, 2004 and 2003, respectively.

In fiscal 2002, the Company made an equity investment of $3 million in Discovery Genomics, Inc. (DGI). DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drug targets. The Company holds a 38% equity interest in DGI and accounts for this investment under the equity method of accounting. During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million. The Company's net investment in DGI was $1.9 million at June 30, 2003.

The Company paid $2.0 million in March 2002 as a nonrefundable deposit on an option, which expires on January 1, 2005, to purchase additional property adjacent to its Minneapolis facility. The Company may negotiate an extension of the option beyond January 1, 2005, but if unable to do so, plans to exercise the option prior to its expiration date.

Cash flows from financing activities. The Company received $4.1 million, $2.4 million and $332,000 for the exercise of options for 241,000, 265,000 and 87,000 shares of common stock in fiscal 2004, 2003 and 2002, respectively.

In fiscal 2003 and 2002, the Company purchased and retired 1,027,000 and 30,000 shares of Company common stock at market values of $22.5 million and $745,000, respectively. In May 1995, the Company announced a plan to purchase and retire its common stock. Since May 1995, the Board of Directors has authorized the purchase of $40 million of common stock. Through June 30, 2004, $33.2 million of common stock had been purchased under the plan. Any additional purchases will be funded from currently available cash.

The Company has never paid cash dividends and currently has no plans to do so in fiscal 2005. The Company's net earnings will be retained for reinvestment in the business.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2004 (in thousands):

                                         PAYMENTS DUE BY PERIOD
                                    ----------------------------------
                                    LESS THAN  1-3      4-5     AFTER
                            TOTAL    1 YEAR   YEARS    YEARS   5 YEARS
                           -------  -------  -------  -------  -------
Long-term debt             $15,857  $ 1,281  $ 2,723  $ 2,951  $ 8,902
Operating leases             6,112      621    1,188    1,061    3,242
Minimum royalty payments       125      125       --       --       --
                           -------  -------  -------  -------  -------
                           $22,094  $ 2,027  $ 3,911  $ 4,012  $12,144
                           =======  =======  =======  =======  =======


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

Valuation of accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's established provisions, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Gross trade receivables totaled $20.5 million and the allowance for doubtful accounts was $233,000 at June 30, 2004.

Valuation of inventory. Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventories on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. Individual protein and antibody sales volumes can be volatile and the Company believes that forecasting sales volumes for individual products beyond a two-year period is highly uncertain. As a result, the Company values its manufactured protein and antibody inventory based on a two-year sales forecast. Any significant unanticipated changes in product demand or market conditions could have an impact on the value of inventories and the change in value would be reflected in cost of sales in the period of the change. Inventories of proteins and antibodies in excess of the two-year sales forecast were $8.6 million at June 30, 2004.

Valuation of goodwill. The Company is required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is considered to be impaired if it is determined that the carrying value of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying value of shared assets to the reporting units. The Company's annual assessment included comparison of the carrying value of the net assets of the Biotechnology Division to its share of the Company's market capitalization at June 30, 2004. A significant change in the Company's market capitalization or in the carrying value of net assets of the Biotechnology Division could result in an impairment charge in future periods. Goodwill at June 30, 2004 was $12.5 million.

Valuation of intangible and other long-lived assets. The Company periodically assesses the impairment of intangible and other long-lived assets which requires it to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying value exceeds the asset groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying value exceeds its fair value would be written off as an impairment loss. Intangible assets and other long-lived assets at June 30, 2004, were $2.8 million and $2.3 million, respectively.

Valuation of investments. The Company has made equity investments in several start-up and early development stage companies, among them CCX, DGI and Hemerus. The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company's share in the equity of the investee and the Company's ability to exercise significant influence over the operating and financial policies of the investee. In determining which accounting treatment to apply, the Company must make judgments based upon the quantitative and qualitative aspects of the investment.

The Company periodically assesses its equity investments for impairment. Development stage companies, of the type the Company has invested in, are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or FDA clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company's net investment at June 30, 2004 in CCX and Hemerus were $5.1 million and $2.9 million, respectively. During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million.

Income taxes. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company has received an audit assessment of $1.75 million, plus interest, from the State of Minnesota for fiscal years 2000 to 2003. The Company has filed an appeal with the Minnesota Department of Revenue for abatement of the assessment. The Company believes that the ultimate resolution of the matter will not materially affect the consolidated financial position or operations of the Company. In management's opinion, adequate provisions for income taxes have been made for all years presented.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, or receive a majority of the entity's expected returns if they occur, or both. FIN 46 is effective for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 were applicable to the Company for the quarter ended December 31, 2003. The Company assessed its relationships with ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI) and determined that neither investment was required to be consolidated in the Company's financial statements pursuant to FIN 46. In December 2003, the FASB revised FIN 46. The Company was required to follow the revised FIN 46 guidance effective for the quarter ended March 31, 2004. The Company determined that none of the Company's investments in CCX, DGI and the January 2004 investment in Hemerus Medical, LLC, are required to be consolidated in the Company's financial statements pursuant to the revised FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standard
No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. For example, the Statement requires liability classification for a financial instrument issued in the form of shares that are mandatorily redeemable, e.g., includes an unconditional obligation requiring the issuer to redeem it by transferring at a specified or determinable date or dates or upon an event certain to occur. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it did not have a significant impact on the Company's financial statements.


MARKET RISK

At the end of fiscal 2004, the Company had an independently managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $125.4 million (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

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

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At June 30, 2004 and 2003, the Company had $119,000 and $358,000 dollar denominated intercompany debt at its U.K. subsidiary and the U.K. subsidiary had $93,000 and $295,000 dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of (British Pound)36,000 ($64,000), (British Pound)224,000 ($356,000) and (British Pound)243,000
($352,000) for the years ended June 30, 2004, 2003 and 2002, respectively. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of June 30, 2004, the Company's long-term debt consisted of a mortgage note payable. The interest rate on the mortgage was fixed at 7% through November 2002. The terms of the note payable were modified in December 2002 to include a floating interest rate at the one month London interbank offered rate (Libor) plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of June 30, 2004.


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

The biotechnology industry is subject to rapid and significant technological change. While the hematology controls industry historically has been less subject to rapid change, it too is evolving and is impacted significantly by changes in the automated testing equipment offered by instrument manufacturers. Competitors of the Company are numerous and include, among others, specialized biotechnology firms, medical laboratory instrument and equipment manufacturers and disposables suppliers, major pharmaceutical companies, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive.

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

The Company's expansion strategies, which include internal development of new products, collaborations, investments in joint ventures and companies developing new products related to the Company's business, and the acquisition of companies for new products and additional customer base, carry risks that objectives will not be achieved and future earnings will be adversely affected. Under the equity method of accounting, a percentage of the losses of certain companies in which the Company invests will be reported as losses of the Company. The Company may not have control of the expense levels of such companies and their losses may be greater than those anticipated by the Company. Additionally, if the Company determines that its investment in such companies is "other than temporarily" impaired, the Company may write off its entire investment in such company.

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

              ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

See discussion under "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     CONSOLIDATED STATEMENTS OF EARNINGS
                      TECHNE CORPORATION AND SUBSIDIARIES
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED JUNE 30,
                                                 2004      2003      2002
                                               --------  --------  --------
Net sales                                      $161,257  $145,011  $130,900
Cost of sales                                    34,887    35,396    32,508
                                               --------  --------  --------
Gross margin                                    126,370   109,615    98,392
Operating expenses:
 Selling, general and administrative             21,725    19,377    19,799
 Research and development                        20,773    20,581    17,470
 Amortization of intangible assets (Note D)       1,599     1,939     8,549
 Litigation settlement (Note F)                      --        --    17,500
                                               --------  --------  --------
  Total operating expenses                       44,097    41,897    63,318
                                               --------  --------  --------
Operating income                                 82,273    67,718    35,074
Other expense (income):
 Interest expense                                   678       974     1,320
 Interest income                                 (3,251)   (2,933)   (3,737)
 Impairment loss on equity investment (Note A)    1,523        --        --
 Other non-operating expense (income), net          782       122      (245)
                                               --------  --------  --------
  Total other expense (income)                     (268)   (1,837)   (2,662)
                                               --------  --------  --------
Earnings before income taxes                     82,541    69,555    37,736
Income taxes (Note H)                            29,613    24,159    10,606
                                               --------  --------  --------
Net earnings                                   $ 52,928  $ 45,396  $ 27,130
                                               ========  ========  ========
Earnings per share:
 Basic                                         $   1.29  $   1.10  $   0.65
 Diluted                                       $   1.27  $   1.08  $   0.64
Weighted average common shares outstanding:
 Basic                                           41,046    41,237    41,508
 Diluted                                         41,697    42,031    42,523

                See Notes to Consolidated Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                      TECHNE CORPORATION AND SUBSIDIARIES
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         JUNE 30,
                                                      2004      2003
                                                    --------  --------
ASSETS
Current assets:
 Cash and cash equivalents                          $ 51,201  $ 39,371
 Short-term available-for-sale investments (Note A) 125,392 79,392 Trade accounts receivable, less allowance for doubtful accounts of $233 and $268, respectively 20,262 18,387 Interest receivable on short-term
  available-for-sale investments                         837       792
 Inventories (Note B)                                  7,457     6,332
 Deferred income taxes (Note H)                        4,820     4,237
 Prepaid expenses                                        954     1,004
                                                    --------  --------
   Total current assets                              210,923   149,515
Property and equipment, net (Note C)                  80,504    81,166
Goodwill, net (Note D)                                12,540    12,540
Intangible assets, net (Note D)                        2,819     4,418
Deferred income taxes (Note H)                         7,843     8,715
Investments (Note A)                                   8,484     4,398
Other long-lived assets (Note F)                       2,347     2,525
                                                    --------  --------
                                                    $325,460  $263,277
                                                    ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                             $  2,695  $  2,216
 Salaries, wages and related accounts                  3,416     1,781
 Other accounts payable and accrued expenses           1,152     2,605
 Income taxes payable                                  4,915     2,972
 Current portion of long-term debt (Note E)            1,281     1,234
                                                    --------  --------
   Total current liabilities                          13,459    10,808
Long-term debt, less current portion (Note E)         14,576    15,852
                                                    --------  --------
   Total liabilities                                  28,035    26,660
                                                    --------  --------
Commitments and contingencies (Notes F and H)
Stockholders' equity (Note G):
 Undesignated capital stock, no par; authorized
  5,000,000 shares; none issued or outstanding            --        --
 Common stock, par value $.01 a share; authorized
  100,000,000 shares; issued and outstanding
  41,154,922 and 40,913,226 shares, respectively         412       409
 Additional paid-in capital                           68,960    63,279
 Retained earnings                                   222,728   169,809
 Accumulated other comprehensive income                5,325     3,120
                                                    --------  --------
   Total stockholders' equity                        297,425   236,617
                                                    --------  --------
                                                    $325,460  $263,277
                                                    ========  ========

                See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      TECHNE CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                                     ACCUM.
                                                                     OTHER
                                                                     COMPRE-
                                             ADDITIONAL              HENSIVE
                              COMMON STOCK    PAID-IN    RETAINED    INCOME
                             SHARES  AMOUNT   CAPITAL    EARNINGS    (LOSS)    TOTAL
                             ------  ------  ----------  ---------  --------  --------
Balances at June 30, 2001    41,432    $414     $57,383   $121,209  $ (1,346)  $177,660
 Comprehensive income:
  Net earnings                   --      --          --     27,130        --     27,130
   Other comprehensive
    income, net of tax:
    Foreign currency
     translation adjustments     --      --          --         --     1,494      1,494
                                                                               --------
 Comprehensive income                                                            28,624
 Common stock issued for
  exercise of options
  (Note G)                      167       2         555         --        --        557
 Surrender and retirement of
  stock to exercise options
  (Note L)                       (7)     (0)         --       (225)       --       (225)
 Repurchase and retirement
  of common stock               (30)      0          --       (745)       --       (745)
 Tax benefit from exercise
  of stock options               --      --         646         --        --        646
                             ------  ------  ----------  ---------  --------  ---------
Balances at June 30, 2002    41,562     416      58,584    147,369       148    206,517
 Comprehensive income:
  Net earnings                   --      --          --     45,396        --     45,396
   Other comprehensive
    income, net of tax:
    Foreign currency
     translation adjustments     --      --          --         --     2,028      2,028
    Unrealized gains on
     available-for-sale
     investments                 --      --          --         --       944        944
                                                                              ---------
 Comprehensive income                                                            48,368
 Common stock issued for
  exercise of options
  (Note G)                      392       4       2,893         --        --      2,897
 Surrender and retirement of
  stock to exercise options
  (Note L)                      (14)     (0)         --       (454)       --       (454)
 Repurchase and retirement
  of common stock            (1,027)    (11)         --    (22,502)       --    (22,513)
 Tax benefit from exercise
  of stock options               --      --       1,802         --        --      1,802
                             ------  ------  ----------  ---------  --------  ---------
Balances at June 30, 2003    40,913     409      63,279    169,809     3,120    236,617
 Comprehensive income:
  Net earnings                   --      --          --     52,928        --     52,928
   Other comprehensive
    income, net of tax:
    Foreign currency
     translation adjustments     --      --          --         --     3,271      3,271
    Unrealized losses on
     available-for-sale
     investments                 --      --          --         --    (1,066)    (1,066)
                                                                              ---------
 Comprehensive income                                                            55,133
 Common stock issued for
  exercise of options
  (Note G)                      242       3       4,094         --        --      4,097
 Surrender and retirement of
  stock to exercise options
  (Note L)                       (0)     (0)         --         (9)       --         (9)
 Tax benefit from exercise
  of stock options               --      --       1,587         --        --      1,587
                             ------  ------  ----------  ---------  --------  ---------
Balances at June 30, 2004    41,155    $412     $68,960   $222,728  $  5,325   $297,425
                             ======  ======  ==========  =========  ========  =========

                See Notes to Consolidated Financial Statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE L)
                    TECHNE CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                  YEAR ENDED JUNE 30,
                                                 2004       2003       2002
                                              ---------  ---------  ---------
Cash flows from operating activities:
 Net earnings                                 $  52,928  $  45,396  $  27,130
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                  6,040      6,353     12,688
   Deferred income taxes                            317        232     (6,292)
   Losses by equity method investees              2,853      3,188      1,855
   Impairment loss on equity investment           1,523         --         --
   Other                                            335        539        590
   Change in operating assets and
    operating liabilities:
    Trade accounts and interest receivable       (1,170)      (638)      (855)
    Inventories                                  (1,017)      (173)      (560)
    Prepaid expenses                               (119)       (62)      (210)
    Trade and other accounts payable             (1,069)    (6,082)    (2,830)
    Salaries, wages and related accounts          1,614     (1,116)       553
    Income taxes payable/receivable               3,318      6,452     (4,402)
                                              ---------  ---------  ---------
      Net cash provided by
       operating activities                      65,553     54,089     27,667
                                              ---------  ---------  ---------
Cash flows from investing activities:
 Additions to property and equipment             (3,710)   (15,194)   (22,276)
 Purchase of short-term available-
  for-sale investments                         (144,230)   (64,560)   (64,680)
 Proceeds from maturities of short-term
  available-for-sale investments                 96,895     58,045     69,812
 Real estate deposits                                --         --     (1,999)
 Increase in investments                         (8,462)        --     (3,000)
 Increase in other long-term assets                  --         --       (259)
                                              ---------  ---------  ---------
      Net cash used in investing activities     (59,507)   (21,709)   (22,402)
                                              ---------  ---------  ---------
Cash flows from financing activities:
 Issuance of common stock                         4,088      2,443        332
 Repurchase of common stock                          --    (22,513)      (745)
 Payments on long-term debt                      (1,229)      (964)      (885)
                                              ---------  ---------  ---------
      Net cash provided by (used in)
       financing activities                       2,859    (21,034)    (1,298)
                                              ---------  ---------  ---------
Effect of exchange rate changes on cash
 and cash equivalents                             2,925      1,633      1,157
                                              ---------  ---------  ---------
Net increase in cash and cash equivalents        11,830     12,979      5,124
Cash and cash equivalents at beginning
 of year                                         39,371     26,392     21,268
                                              ---------  ---------  ---------
Cash and cash equivalents at end of year      $  51,201  $  39,371  $  26,392
                                              =========  =========  =========

                See Notes to Consolidated Financial Statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      TECHNE CORPORATION AND SUBSIDIARIES

                    Years Ended June 30, 2004, 2003 and 2002

A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS: TECHNE Corporation and Subsidiaries (the Company) are engaged domestically in the development and manufacture of biotechnology products and hematology calibrators and controls. These activities are primarily conducted through its wholly-owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd., the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France.

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

REVENUE RECOGNITION: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Payment terms for shipments to end-users are net 30 days. Payment terms for distributor shipments may range from 30 to 90 days. Products are shipped FOB shipping point. Freight charges billed to end-users are included in net sales and freight costs are included in cost of sales. Freight charges on shipments to distributors are paid directly by the distributor. Any claims for credit or return of goods must be made within 10 days of receipt. Revenues are reduced to reflect estimated credits and returns.

RESEARCH AND DEVELOPMENT: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications. Included in research and development expense is the Company's share of losses by development stage companies in which it has invested due to the Company obtaining research market rights to products developed by the investee companies. (See INVESTMENTS below).

ADVERTISING COSTS: Advertising expenses (including production and communication costs) for fiscal 2004, 2003 and 2002 were $2.6 million, $2.5 million and $2.4 million, respectively. The Company expenses advertising expenses as incurred.

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

CASH AND EQUIVALENTS: Cash and cash equivalents include cash on hand and highly-liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS: Short-term investments consist of debt instruments with original maturities of generally greater than three months to three years. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. If an "other than temporary" impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company's current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

At June 30, 2004 and 2003, the amortized cost and market value of the Company's available-for-sale securities by major security type were as follows (in thousands):

                                               JUNE 30,
                                        2004               2003
                                 ------------------  ----------------
                                   Cost     Market    Cost    Market
                                 --------  --------  -------  -------
State and municipal securities   $124,014  $123,893  $78,448  $79,392
Corporate securities                1,500     1,499       --       --
                                 --------  --------  -------  -------
                                  125,514   125,392   78,448   79,392
Unrealized (losses) gains            (122)       --      944       --
                                 --------  --------  -------  -------
                                 $125,392  $125,392  $79,392  $79,392
                                 ========  ========  =======  =======

Contractual maturities of available-for-sale securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

YEAR ENDING JUNE 30:
--------------------
Due within one year           $ 41,663
Due in one to three years       83,729
                              --------
                              $125,392
                              ========

Proceeds from maturities of available-for-sale securities were $96.9 million, $58.0 million and $69.8 million during fiscal 2004, 2003 and 2002, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

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

GOODWILL AND INTANGIBLE ASSETS: At June 30, 2004 the Company had net unamortized goodwill of $12.5 million. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2004. The Company used discounted cash flow and other fair value methodologies to assess impairment. Other intangible assets are being amortized over their estimated useful lives. (See Note D.)

IMPAIRMENT OF INTANGIBLE AND OTHER LONG-LIVED ASSETS: Management periodically reviews the carrying value of intangible and other long-lived assets based on the estimated discounted future cash flows expected to result from the use of these assets. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset group exceeds the fair value of the asset group based on discounted estimated future cash flows. To date, management has determined that no impairment exists.

INVESTMENTS: The Company has invested in the Preferred Stock (Series A and B) of ChemoCentryx, Inc. (CCX), a technology and drug development company. Through April 2004 the Company held 26% of the outstanding stock of CCX and accounted for the investment under the equity method of accounting. In May and June, 2004 CCX obtained $38.1 million in financing through the issuance of approximately
14.7 million shares of Preferred (Series B) Stock. The financing included a $5.1 million investment by the Company. After the financing the Company holds a 19.9% equity interest in CCX. The Company then evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, after April 2004, accounted for its investment on a cost basis. The Company's net investment in CCX was $5.1 million and $2.5 million at June 30, 2004 and 2003, respectively. In connection with its original investment in CCX, the Company was issued warrants for 1.7 million shares of CCX Preferred Stock (Series A) which expire on December 31, 2005.

On August 2, 2001, the Company made an equity investment of $3 million in Discovery Genomics, Inc. (DGI) Series A Preferred Stock. DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drug targets. The Company holds a 38% equity interest in DGI and accounted for this investment under the equity method of accounting. During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million. The Company's net investment in DGI was $1.9 million at June 30, 2003. The Company has been issued warrants for
1.5 million shares of DGI Preferred Stock (Series A) which expire on August 2, 2008.

On January 1, 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3 million. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Leukoreduced blood is important in blood transfusion. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research will involve joint projects to explore the use of Hemerus's filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting. The Company's net investment in Hemerus was $2.9 million at June 30, 2004.

As a development stage company, CCX is dependent on its ability to raise additional funds to continue its research and development efforts. If such funding were unavailable or inadequate to fund operations, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. Hemerus' success is dependent, in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company does not provide loans, guarantees or other financial assistance to CCX, DGI or Hemerus and has no obligation to provide additional funding.

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

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                              YEAR ENDED JUNE 30,
                                             2004     2003     2002
                                           -------  -------  -------

Net earnings:
  As reported                              $52,928  $45,396  $27,130
  Less employee stock-based compensation,
    net of taxes                             3,253      609    1,131
  Plus employee stock-based compensation
    expense included in net earnings            --       --       --
                                           -------  -------  -------
  Pro forma                                $49,675  $44,787  $25,999
                                           =======  =======  =======
Basic earnings per share:
  As reported                              $  1.29  $  1.10  $  0.65
  Less employee stock-based compensation,
    net of taxes                              0.08     0.01     0.02
  Plus employee stock-based compensation
    expense included in net earnings            --       --       --
                                           -------  -------  -------
  Pro forma                                $  1.21  $  1.09  $  0.63
                                           =======  =======  =======
Diluted earnings per share:
  As reported                              $  1.27  $  1.08  $  0.64
  Less employee stock-based compensation,
    net of taxes                              0.08     0.01     0.03
  Plus employee stock-based compensation
    expense included in net earnings            --       --       --
                                           -------  -------  -------
  Pro forma                                $  1.19  $  1.07  $  0.61
                                           =======  =======  =======

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                         YEAR ENDED JUNE 30,
                                   2004         2003         2002
                                ---------    ---------    ---------
Dividend yield                        --           --           --
Expected volatility               48%-53%      48%-52%      56%-73%
Risk-free interest rates        3.9%-4.4%    4.2%-4.5%    4.6%-5.3%
Expected lives                   7 years      7 years      7 years


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

RECENT ACCOUNTING PRONOUNCEMENTS: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, or receive a majority of the entity's expected returns if they occur, or both. FIN 46 is effective for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 were applicable to the Company for the quarter ended December 31, 2003. The Company assessed its relationships with ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI) and determined that neither investment was required to be consolidated in the Company's financial statements pursuant to FIN 46. In December 2003, the FASB revised FIN 46. The Company was required to follow the revised FIN 46 guidance effective for the quarter ended March 31, 2004. The Company has determined that none of the Company's investments in CCX, DGI and the January 2004 investment in Hemerus Medical, LLC, are required to be consolidated in the Company's financial statements pursuant to the revised FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. For example, the Statement requires liability classification for a financial instrument issued in the form of shares that are mandatorily redeemable, e.g., includes an unconditional obligation requiring the issuer to redeem it by transferring at a specified or determinable date or dates or upon an event certain to occur. SFAS No.
150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS
No. 150 and it did not have a significant impact on the Company's financial statements.

RECLASSIFICATIONS: Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.


B. INVENTORIES:

Inventories consist of (in thousands):

                                             JUNE 30,
                                         2004        2003
                                        ------      ------
Raw materials                           $3,062      $2,618
Finished goods                           4,257       3,595
Supplies                                   138         119
                                        ------      ------
                                        $7,457      $6,332
                                        ======      ======


C. PROPERTY AND EQUIPMENT:

Property and equipment consist of (in thousands):

                                             JUNE 30,
                                         2004         2003
                                       --------     --------
Cost:
  Land                                 $  3,264     $  2,999
  Buildings and improvements             77,333       64,930
  Building construction in progress       8,329       18,310
  Laboratory equipment                   17,081       16,372
  Office and computer equipment           3,367        3,106
  Leasehold improvements                    627          537
                                       --------     --------
                                        110,001      106,254
Less accumulated depreciation and
 amortization                            29,497       25,088
                                       --------     --------
                                       $ 80,504     $ 81,166
                                       ========     ========


D. GOODWILL AND INTANGIBLE ASSETS:

Goodwill and intangible assets consist of (in thousands):

                                                              JUNE 30,
                                           USEFUL LIFE     2004      2003
                                          -------------  --------  --------
Goodwill                                        N/A      $ 38,846  $ 38,846
Less accumulated amortization                              26,306    26,306
                                                         --------  --------
                                                         $ 12,540  $ 12,540
                                                         ========  ========

Customer list                               10 years     $ 18,010  $ 18,010
Technology licensing agreements             16 years          730       730
                                                         --------  --------
                                                           18,740    18,740
Less accumulated amortization                              15,921    14,322
                                                         --------  --------
                                                         $  2,819  $  4,418
                                                         ========  ========

The pro forma effects of implementation of SFAS No. 142 to prior periods would be as follows (in thousands, except per share data):

                                        JUNE 30,
                                          2002
                                        -------
Reported net earnings                   $27,130
Goodwill amortization, net of tax         4,076
                                        -------
Adjusted net earnings                   $31,206
                                        =======

Reported basic earnings per share       $  0.65
Goodwill amortization                      0.10
                                        -------
Adjusted basic earnings per share       $  0.75
                                        =======

Reported diluted earnings per share     $  0.64
Goodwill amortization                      0.09
                                        -------
Adjusted diluted earnings per share     $  0.73
                                        =======

The estimated future amortization expense for other intangible assets as of June 30, 2004 is as follows (in thousands):

YEAR ENDING JUNE 30:
--------------------
2005                    $1,221
2006                       881
2007                       541
2008                       176
                        ------
                        $2,819
                        ======


E. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $0.8 million at June 30, 2004. The line of credit expires on October 31, 2004. The interest rate charged on the line of credit is at the prime rate (4.0% at June 30, 2004). There were no borrowings on the line outstanding as of June 30, 2004 and 2003.

Long-term debt consists of (in thousands):

                                             JUNE 30,
                                          2004         2003
                                        --------     --------

Mortgage note, payable in monthly
 installments through August 2014       $ 15,857     $ 17,086
Less current portion                       1,281        1,234
                                        --------     --------
                                        $ 14,576     $ 15,852
                                        ========     ========

The interest rate on the mortgage note was fixed at 7% through November 2002. The terms of the original note were modified in December 2002 to include a floating interest rate at the one month London interbank offered rate (Libor) plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of June 30, 2004.

Scheduled principal maturities of long-term debt as of June 30, 2004 assuming a 4% interest rate are as follows (in thousands):

YEAR ENDING JUNE 30:
--------------------
2005                    $ 1,281
2006                      1,334
2007                      1,389
2008                      1,445
2009                      1,506
Thereafter                8,902
                        -------
                        $15,857
                        =======


F. COMMITMENTS AND CONTINGENCIES:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2004, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

YEAR ENDING JUNE 30:
--------------------
2005                    $  621
2006                       614
2007                       574
2008                       543
2009                       518
Thereafter               3,242
                        ------
                        $6,112
                        ======

Total rent expense was approximately $594,000, $554,000, and $406,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

In fiscal 1999, the Company entered into an option agreement for real estate adjacent to its R&D Systems facility. The purchase price for the property under the option is $7 million plus capital improvement costs. The option expires on January 1, 2005 and required a nonrefundable deposit of $2 million. A deposit of $1,000 was made on the option in fiscal 2000 with the remainder of the deposit made in fiscal 2002. The deposit is included in other long-term assets. The Company may negotiate an extension of the option beyond January 1, 2005, but if unable to do so, plans to exercise the option prior to its expiration date.

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


G. STOCKHOLDERS' EQUITY:

STOCK OPTION PLANS: The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1997 and 1987 Incentive Stock Option Plans) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 and 1988 Nonqualified Stock Option Plans). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all plans is ten years. The number of shares of common stock authorized to be issued is 3.2 million, 3.2 million, 1.6 million and 2.0 million under the 1997 Plan, the 1987 Plan, the 1998 Plan and the 1988 Plan, respectively.
The number of shares available for grant at June 30, 2004 under the 1997 and 1998 Plans were 2.4 million and 1.1 million, respectively. No future grants will be made under the 1987 and 1988 Plans.

Stock option activity during the three years ended June 30, 2004 consists of the following (shares in thousands):

                                              WEIGHTED AVERAGE
                                  SHARES      EXERCISE PRICE
                                  ------      -----------------
Outstanding at June 30, 2001       1,904          $  16.40
  Granted                             33             29.42
  Canceled                           (24)            36.50
  Exercised                         (167)             3.33
                                   -----
Outstanding at June 30, 2002       1,746             17.62
  Granted                             34             30.40
  Canceled                           (31)            36.50
  Exercised                         (392)             7.40
                                   -----
Outstanding at June 30, 2003       1,357             20.45
  Granted                            239             36.40
  Canceled                           (17)            45.83
  Exercised                         (242)            16.93
                                   -----
Outstanding at June 30, 2004       1,337             23.60
                                   =====
Options exercisable at June 30:
  2002                             1,685             17.22
  2003                             1,350             20.37
  2004                             1,225             22.36


Currently outstanding and exercisable stock options at June 30, 2004 consist of the following (shares in thousands):


                               OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
             ---------------------------------------- --------------------------
                         WEIGHTED AVG.
 EXERCISE                CONTRACTUAL   WEIGHTED AVG.              WEIGHTED AVG.
  PRICES     OUTSTANDING  LIFE (YRS.)  EXERCISE PRICE EXERCISABLE EXERCISE PRICE
------------ ----------- ------------- -------------- ----------- --------------
$ 3.37-10.00         520       1.83        $  5.35         520         $  5.35
 10.01-20.00          89       5.00          19.44          89           19.44
 20.01-40.00         662       4.83          35.81         565           35.67
 40.01-65.00          66       6.33          50.24          51           53.00
                   -----                                 -----
                   1,337       3.75          23.60       1,225           22.36
                   =====                                 =====

WARRANTS: In fiscal 2000, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $11.89 per share as a nonrefundable deposit on an option to purchase property adjacent to its R&D Systems' facility. The fair market value of the warrants at issuance was $0.9 million. The warrants are outstanding as of June 30, 2004 and expire on June 30, 2006.


H. INCOME TAXES:

The provisions for income taxes consist of the following (in thousands):

                                                 YEAR ENDED JUNE 30,
                                                2004     2003     2002
                                              -------  -------  -------
Earnings before income taxes consist of:
 Domestic                                     $65,716  $59,216  $31,214
 Foreign                                       16,825   10,339    6,522
                                              -------  -------  -------
                                              $82,541  $69,555  $37,736
                                              =======  =======  =======
Taxes (benefits) on income consist of:
Currently payable:
 Federal                                      $22,333  $19,997  $15,054
 State                                          2,014      504       11
 Foreign                                        4,977    3,448    1,855
Net deferred:
 Federal                                          247      112   (5,412)
 State                                             19      161   (1,020)
 Foreign                                           23      (63)     118
                                              -------  -------  -------
                                              $29,613  $24,159  $10,606
                                              =======  =======  =======

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

                                                 YEAR ENDED JUNE 30,
                                                2004     2003     2002
                                              -------  -------  -------
Computed expected federal income tax expense  $28,889  $24,344  $13,207
State income taxes, net of federal benefit      1,026      494        8
Extraterritorial income tax benefit            (1,079)    (937)    (892)
Research and development tax credits             (268)    (347)    (373)
Tax-exempt interest                              (720)    (735)  (1,005)
Increase in federal deferred tax valuation
 allowance                                      1,531    1,116      649
Other                                             234      224     (988)
                                              -------  -------  -------
                                              $29,613  $24,159  $10,606
                                              =======  =======  =======

Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows (in thousands):

                                                JUNE 30,
                                            2004         2003
                                          --------     --------
Inventory                                 $ 3,297      $ 2,723
Inventory costs capitalized                   961        1,012
Unrealized profit on intercompany sales       438          351
Other                                         124          151
                                          -------      -------
Current asset                               4,820        4,237
Excess of book over tax intangible asset
 amortization                               7,079        7,958
Excess of book over tax research expense      286          309
Excess of book over tax depreciation          534          551
Excess tax basis in equity investments      2,976        1,353
Valuation allowance                        (2,976)      (1,353)
Other                                         (56)        (103)
                                          -------      -------
Noncurrent asset                            7,843        8,715
                                          -------      -------
                                          $12,663      $12,952
                                          =======      =======

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company has provided a valuation allowance for the potential capital loss carryover resulting from the excess tax basis in equity investment. The Company believes that it is more likely than not that the recorded deferred tax asset, net of valuation allowance, will be realized.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $36.9 million as of June 30, 2004. Deferred taxes have not been provided on such undistributed earnings, as it is the Company's intent to indefinitely reinvest the undistributed earnings in the foreign operations.

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


I. EARNINGS PER SHARE:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

                                                 YEAR ENDED JUNE 30,
                                                2004     2003     2002
                                              -------  -------  -------
Net earnings used for basic
 and diluted earnings per share               $52,928  $45,396  $27,130
                                              =======  =======  =======
Weighted average shares
 used in basic computation                     41,046   41,237   41,508
Dilutive stock options and warrants               651      794    1,015
                                              -------  -------  -------
Weighted average shares
 used for diluted computation                  41,697   42,031   42,523
                                              =======  =======  =======
Basic EPS                                     $  1.29  $  1.10  $  0.65
Diluted EPS                                   $  1.27  $  1.08  $  0.64

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation were 352,000, 582,000 and 579,000 at June 30, 2004, 2003 and 2002, respectively.


J. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: Hematology Division, Biotechnology Division and R&D Systems Europe. The Hematology Division develops and manufactures hematology controls and calibrators for sale world-wide. The Biotechnology

Division develops and manufactures biotechnology research and diagnostic products for sale world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. No customer accounted for more than 10% of the Company's net sales for the years ended June 30, 2004, 2003 and 2002.

The accounting policies of the segments are the same as those described in Note
A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):

                                                  YEAR ENDED JUNE 30,
                                             2004      2003      2002
                                           --------  --------  --------
External net sales
  Hematology                               $ 17,478  $ 16,666  $ 15,570
  Biotechnology                              99,382    90,965    84,655
  R&D Systems Europe                         44,397    37,380    30,675
                                           --------  --------  --------
Total external net sales                   $161,257  $145,011  $130,900
                                           ========  ========  ========
Intersegment sales
  Hematology                               $     --  $     --  $     --
  Biotechnology                              19,686    18,131    16,726
  R&D Systems Europe                             --        40        57
                                           --------  --------  --------
Total intersegment sales                   $ 19,686  $ 18,171  $ 16,783
                                           ========  ========  ========
Earnings before taxes
  Hematology                               $  5,901  $  5,938  $  5,094
  Biotechnology                              66,630    58,468    47,777
  R&D Systems Europe                         16,825    10,339     6,522
  Corporate and other                        (6,815)   (5,190)  (21,657)
                                           --------  --------  --------
Total earnings before taxes                $ 82,541  $ 69,555  $ 37,736
                                           ========  ========  ========
Assets
  Hematology                               $ 22,093  $ 21,308  $ 20,182
  Biotechnology                             181,610   141,425   132,937
  R&D Systems Europe                         49,512    33,563    23,641
  Corporate and other                        73,554    68,329    62,833
  Intersegment eliminations                  (1,309)   (1,348)   (1,346)
                                           --------  --------  --------
Total assets                               $325,460  $263,277  $238,247
                                           ========  ========  ========
Depreciation and amortization
  Hematology                               $    346  $    355  $    316
  Biotechnology                               3,632     4,106    10,780
  R&D Systems Europe                            275       288       252
  Corporate and other                         1,787     1,604     1,340
                                           --------  --------  --------
Total depreciation and amortization        $  6,040  $  6,353  $ 12,688
                                           ========  ========  ========
Capital purchases
  Hematology                               $     46  $     43  $    831
  Biotechnology                               2,786     7,799     2,332
  R&D Systems Europe                            144       193       201
  Corporate and other                           734     7,159    18,912
                                           --------  --------  --------
Total capital purchases                    $  3,710  $ 15,194  $ 22,276
                                           ========  ========  ========

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, the operations of the Company's equity investments in ChemoCentryx, Inc., Discovery Genomics, Inc. and Hemerus, the impairment loss on the equity investment in fiscal 2004 and the litigation settlement in fiscal 2002.

Following is financial information relating to geographic areas (in thousands):

                                                YEAR ENDED JUNE 30,
                                             2004      2003      2002
                                           --------  --------  --------
External sales
 United States                             $ 94,559  $ 87,774  $ 80,957
 Other areas                                 66,698    57,237    49,943
                                           --------  --------  --------
Total external sales                       $161,257  $145,011  $130,900
                                           ========  ========  ========
Long-lived assets
 United States                             $ 81,870  $ 82,481  $ 71,616
 Other areas                                    752       814       835
                                           --------  --------  --------
Total long-lived assets                    $ 82,622  $ 83,295  $ 72,451
                                           ========  ========  ========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment and deposits on real estate.


K. BENEFIT PLANS:

PROFIT SHARING PLANS: The Company has a Profit Sharing and Savings Plan for non-union U.S. employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $902,000, $440,000 and $1,022,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The Company operates a defined contribution pension plan for employees of R&D Systems Europe Ltd. Operations have been charged for contributions to the plan of $105,000, $84,000 and $84,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

STOCK BONUS PLANS: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of

Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2004, 2003 and 2002 operations have been charged $947,000, $463,000 and $1,081,000, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $66,000, $68,000 and $98,000 for the years ended June 30, 2004, 2003 and 2002, respectively. In addition, options for 41,758, 3,460 and 3,108 shares of common stock were granted to the executive officers during fiscal 2004, 2003 and 2002, respectively.


L. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items (in thousands):

                                                YEAR ENDED JUNE 30,
                                             2004      2003      2002
                                           --------  --------  --------
Income taxes paid                          $ 25,979  $ 17,477  $ 21,251
Interest paid                                   672     1,022     1,326
Interest received                             3,474     3,380     3,665

In fiscal 2004, stock options for 1,000 shares of common stock were exercised by the surrender of 204 shares of common stock at fair market value of $9,000. In fiscal 2003, stock options for 126,784 shares of common stock were exercised by the surrender of 14,092 shares of common stock at fair market value of $454,000. In fiscal 2002, stock options for 80,000 shares of common stock were exercised by the surrender of 7,654 shares of common stock at fair market value of $225,000.


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TECHNE Corporation and Subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on July 1, 2002.

                                                 /s/ KPMG LLP


Minneapolis, Minnesota
August 10, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of earnings, stockholders' equity, and cash flows of TECHNE Corporation and Subsidiaries (the "Company") for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of TECHNE Corporation and Subsidiaries for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP


August 13, 2002




            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                      ITEM 9A.  CONTROLS AND PROCEDURES

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

                                  PART III


                ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors", "Committees and Meetings of the Board of Directors", "Code of Ethics and Business Conduct and Financial Fraud Hotline" and "Compliance With
Section 16(a) of the Securities Exchange Act" in the Company's proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                    ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the Company's equity compensation plans at June 30, 2004 is as follows (shares in thousands):

                                                              Number of
                         Number of           Weighted-        Securities
                         Securities to be    Average          Remaining
                         Issued Upon         Exercise Price   Available for
                         Exercise of         of Outstanding   Future Issuance
                         Outstanding         Options,         Under Equity
                         Options, Warrants   Warrants and     Compensation
Plan Category            and Rights          Rights           Plans
-------------            -----------------   --------------   ---------------
Equity compensation
 plans approved by
 Stockholders(1)              1,337              $23.60            3,452
Equity compensation
 plans not approved
 by stockholders(2)             120              $11.89                0

(1) Includes the Company's 1997 and 1987 Incentive Stock Option Plans and 1998 and 1988 Nonqualified Stock Option Plans. No future grants will be made under the 1987 and 1988 Plans.
(2) Includes warrants issued as part of a real estate purchase. The warrants expire on June 30, 2006.

The remaining information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 16 is incorporated herein by reference to the section entitled "Audit Fees" in the Company's proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                                  PART IV


           ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                          REPORTS ON FORM 8-K

A.  (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Report:

     Consolidated Statements of Earnings for the Years Ended
          June 30, 2004, 2003 and 2002

     Consolidated Balance Sheets as of June 30, 2004 and 2003

     Consolidated Statements of Stockholders' Equity for the Years
          Ended June 30, 2004, 2003 and 2002

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2004, 2003 and 2002

     Notes to Consolidated Financial Statements for the Years
          Ended June 30, 2004, 2003 and 2002

     Report of Independent Registered Public Accounting Firm

    (2)  Financial Statement Schedules.


                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                      YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                    (in 000's)

                    Balance at        Provision                    Balance at
                    Beginning     Charged/(Credited)   Accounts      End of
                     of Year          to Income       Written Off      Year
                    ---------     ------------------  -----------  ----------
Year ended June
 30, 2004:
  Allowance for
   doubtful accounts   $268              $ 76           $(111)        $233

Year ended June
 30, 2003:
  Allowance for
   doubtful accounts    263                91             (86)         268
Year ended June
 30, 2002:
  Allowance for
   doubtful accounts    126               137              --          263


                   REPORT OF INDEPENDENT REGISTERED PUBLIC
                        ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

Under the date of August 10, 2004, we reported on the consolidated balance sheets of TECHNE Corporation and Subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. In connection with our audit of the aforementioned financial statements, we also have audited the related financial statement schedule for the years ended June 30, 2004 and 2003 as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule for the years ended June 30, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the fiscal 2004 consolidated financial statements of TECHNE Corporation and Subsidiaries refers to the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on July 1, 2002.

                                               /s/ KPMG LLP

Minneapolis, Minnesota
August 10, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of TECHNE Corporation and Subsidiaries (the "Company") for the year ended June 30, 2002, and have issued our report thereon dated August 13, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company for the year ended June 30, 2002 listed in Item 15 (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule for the year ended June 30, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
August 13, 2002



    (3)  Exhibits.

     See Exhibit Index immediately following signature page.

B.  Reports on Form 8-K:

    Form 8-K dated April 27, 2004 furnishing pursuant to Item 12, the Registrant's press release reporting earnings for its third quarter of fiscal 2004 and segment information for the quarter and nine months ended March 31, 2004.

    Form 8-K dated August 10, 2004 furnishing pursuant to Item 12, the Registrant's press release reporting earnings for its fourth quarter of fiscal 2004 and segment information for the year ended June 30, 2004.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECHNE CORPORATION

Date:  September 10, 2004             /s/ Thomas E. Oland
                                      --------------------
                                      By:  Thomas E. Oland
                                      Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                  Signature and Title
----                                  -------------------
September 10, 2004                    /s/ Thomas E. Oland
                                      -------------------
                                      Thomas E. Oland
                                      Chairman of the Board, President,
                                      Treasurer, Chief Executive Officer,
                                      Chief Financial Officer and
                                      Director

September 10, 2004                    /s/ Roger C. Lucas, Ph.D.
                                      -------------------------
                                      Dr. Roger C. Lucas
                                      Vice Chairman and Director

September 10, 2004                    /s/ Howard V. O'Connell
                                      -----------------------
                                      Howard V. O'Connell, Director

September 10, 2004                    /s/ G. Arthur Herbert
                                      ---------------------
                                      G. Arthur Herbert, Director

September 10, 2004                    /s/ Randolph C. Steer, Ph.D., M.D.
                                      ----------------------------------
                                      Dr. Randolph C. Steer, Director

September 10, 2004                    /s/ Christopher S. Henney, Ph.D., D.Sc.
                                      ---------------------------------------
                                      Dr. Christopher S. Henney, Director

September 10, 2004                    /s/ Robert V. Baumgartner
                                      -------------------------
                                      Robert V. Baumgartner, Director

                                   EXHIBIT INDEX
                        for Form 10-K for the 2004 Fiscal Year
Exhibit
Number     Description
-------    -----------
3.1 Restated Articles of Incorporation of Company, as amended to date- -incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000*

3.2        Restated Bylaws, as amended to date--incorporated by reference to
           Exhibit 3.2 of the Company's Form 10, dated October 27, 1988*

10.1** Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Thomas E. Oland-- incorporated by reference to Exhibit 10.2 of the Company's Form 10, dated October 27, 1988*

10.2**     Company's Profit Sharing Plan--incorporated by reference to
           Exhibit 10.6 of the Company's Form 10, dated October 27, 1988*

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

10.7 Form of Stock Option Agreement for Nonqualified Stock Option Plan- -incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8 International Distributor Agreement dated October 1, 1991 between Research and Diagnostic Systems, Inc. and Hycel, S.A.- incorporated by reference to Exhibit 28.2 of the Company's Form 8-K dated September 30, 1991, as amended by Forms 8 dated November 1, 1991 and November 25, 1991*

10.9** Employment Agreement, dated March 6, 1996, with Monica Tsang-- incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.10**    1997 Incentive Stock Option Plan--incorporated by reference to
           Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

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

10.33 Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company--incorporated by reference to Exhibit 10.33 of the Company's 10-K for the year ended June 30, 2001.

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

10.39 Correction/Amendment to Investment Agreement dated April 23, 2002, between Techne Corporation and Discovery Genomics, Inc.- incorporated by reference to Exhibit 10.39 of the Company's 10-K for the year ended June 30, 2002.

10.40 Form of Indemnification Agreement entered into with each director and executive officer of the Registrant-incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2002.

10.41** Extension, dated June 30, 2004, to Employment Agreement with Monica Tsang, Ph.D.

10.42** Extension, dated June 30, 2004, to Employment Agreement with Marcel Veronneau

-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number     Description
-------    -----------

21         Subsidiaries of the Company:
                                                    State/Country of
              Name                                   Incorporation
              ----                                  -----------------
              Research and Diagnostic Systems, Inc.   Minnesota
              R&D Systems Europe Ltd.                 Great Britain
              R&D Systems GmbH                        Germany


23         Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.1 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31         Section 302 Certification

32         Section 906 Certification

-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement