Form 10-Q
period 2004-09-30
TECHNE CORP /MN/
filed 2004-11-12
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                  FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2004, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________


                     Commission file number 0-17272



                           TECHNE CORPORATION
         (Exact name of registrant as specified in its charter)


          MINNESOTA                                   41-1427402
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

     614 MCKINLEY PLACE N.E.                          (612) 379-8854
 MINNEAPOLIS, MN             55413            (Registrant's telephone number,
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

At November 3, 2004, 41,313,732 shares of the Company's Common Stock (par value $.01) were outstanding.

                             TECHNE CORPORATION
                                 FORM 10-Q
                             SEPTEMBER 30, 2004

                                   INDEX
                                                                   PAGE NO.
                                                                   --------

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of September 30, 2004
        (unaudited) and June 30, 2004                                  3
      Consolidated Statements of Earnings for the quarter ended
        September 30, 2004 and 2003 (unaudited)                        4
      Consolidated Statements of Cash Flows for the three months
        ended September 30, 2004 and 2003 (unaudited)                  5
      Notes to Consolidated Financial Statements (unaudited)           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                     9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    13

ITEM 4.  CONTROLS AND PROCEDURES                                       14

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             14

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
         EQUITY SECURITIES                                             14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS               15

ITEM 5.  OTHER INFORMATION                                             15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              15

SIGNATURE                                                              16

                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share data)
                               (unaudited)
                                                     9/30/04         6/30/04
                                                    --------        --------
ASSETS
  Cash and cash equivalents                         $ 62,240        $ 51,201
  Short-term available-for-sale investments           44,276          42,534
  Trade accounts receivable, net                      18,715          20,262
  Interest receivable                                    939             837
  Inventories                                          7,874           7,457
  Deferred income taxes                                4,926           4,820
  Prepaid expenses                                       989             954
                                                    --------        --------
    Total current assets                             139,959         128,065

  Available-for-sale investments                      89,546          82,858
  Property and equipment, net                         79,753          80,504
  Goodwill, net                                       12,540          12,540
  Intangible assets, net                               2,514           2,819
  Deferred income taxes                                7,591           7,843
  Investments                                          8,410           8,484
  Other long-term assets                               2,308           2,347
                                                    --------        --------
                                                    $342,621        $325,460
                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                            $  3,726        $  2,695
  Salaries, wages and related accounts payable         2,911           3,416
  Other accounts payable and accrued expenses          2,537           1,152
  Income taxes payable                                 4,960           4,915
  Current portion of long-term debt                    1,299           1,281
                                                    --------        --------
    Total current liabilities                         15,433          13,459

  Long-term debt, less current portion                14,244          14,576
                                                    --------        --------
     Total liabilities                                29,677          28,035
                                                    --------        --------
  Commitments and contingencies (Note D)

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstanding
    41,189,532 and 41,154,922, respectively              412             412
  Additional paid-in capital                          70,225          68,960
  Retained earnings                                  236,875         222,728
  Accumulated other comprehensive income               5,432           5,325
                                                    --------        --------
    Total stockholders' equity                       312,944         297,425
                                                    --------        --------
                                                    $342,621        $325,460
                                                    ========        ========

              See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                (unaudited)

                                                           QUARTER ENDED
                                                      ----------------------
                                                      9/30/04        9/30/03
                                                      -------        -------

Net sales                                             $40,919        $37,993
Cost of sales                                           8,887          8,663
                                                      -------        -------
Gross margin                                           32,032         29,330
                                                      -------        -------
Operating expenses:
  Selling, general and administrative                   5,634          5,083
  Research and development                              4,688          4,963
  Amortization of intangible assets                       305            400
                                                      -------        -------
     Total operating expenses                          10,627         10,446
                                                      -------        -------
Operating income                                       21,405         18,884
Other expense (income):
  Interest expense                                        245            175
  Interest income                                      (1,053)          (726)
  Other non-operating expense (income), net               466             78
                                                      -------        -------
      Total other expense (income)                       (342)          (473)
                                                      -------        -------
Earnings before income taxes                           21,747         19,357
Income taxes                                            7,555          6,785
                                                      -------        -------
Net earnings                                          $14,192        $12,572
                                                      =======        =======
Earnings per share:
 Basic                                                $  0.34        $  0.31
 Diluted                                              $  0.34        $  0.30

Weighted average common shares outstanding:
  Basic                                                41,169         40,965
  Diluted                                              41,676         41,600


                See notes to consolidated financial statements (unaudited).

                        TECHNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)

                                                            THREE MONTHS
                                                               ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $14,192      $12,572
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
       Depreciation and amortization                      1,519        1,494
       Deferred income taxes                                145            9
       Losses by equity method investees                     74          608
       Other                                                 40          122
       Change in operating assets and operating liabilities:
         Trade accounts and interest receivable           1,583          457
         Inventories                                       (423)        (265)
         Prepaid expenses                                   (36)        (308)
         Trade and other accounts payable                 1,264         (402)
         Salaries, wages and related accounts                62          308
         Income taxes payable                               143          733
                                                        -------      -------
            Net cash provided by operating activities    18,563       15,328
                                                        -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (463)      (1,312)
  Purchase of available-for-sale investments            (37,455)     (21,775)
  Proceeds from sale or maturity of available-for-sale
   investments                                           30,235       11,871
  Increase in other long-term assets                         --         (400)
                                                        -------      -------
            Net cash used in investing activities        (7,683)     (11,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  793        1,003
  Purchase of common stock for stock bonus plans           (260)          --
  Payments on long-term debt                               (314)        (302)
                                                        -------      -------
           Net cash provided by financing activities        219          701
                                                        -------      -------

Effect of exchange rate changes on cash                     (60)         236
                                                        -------      -------
Net increase in cash and cash equivalents                11,039        4,649
Cash and cash equivalents at beginning of period         51,201       39,371
                                                        -------      -------
Cash and cash equivalents at end of period              $62,240      $44,020
                                                        =======      =======


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

A summary of significant accounting policies followed by the Company is detailed in the Annual Report to Shareholders for fiscal 2004. The Company follows these policies in preparation of the interim unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2004 included in the Company's Annual Report to Shareholders for fiscal 2004.

Reclassification: The Company has reclassified available-for-sale investments with contractual maturities of greater than one year at June 30, 2004, as long-term assets to conform with the current quarter presentation. The reclassification had no impact on net earnings, earnings per share or stockholders' equity as previously reported.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                        9/30/04      6/30/04
                                                        -------      -------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                             $18,875      $20,495
    Less allowance for doubtful accounts                    160          233
                                                        -------      -------
      NET TRADE ACCOUNTS RECEIVABLE                     $18,715      $20,262
                                                        =======      =======
INVENTORIES
  Raw materials                                         $ 3,610      $ 3,062
  Supplies                                                  136          138
  Finished goods                                          4,128        4,257
                                                        -------      -------
      TOTAL INVENTORIES                                 $ 7,874      $ 7,457
                                                        =======      =======
PROPERTY AND EQUIPMENT
  Land                                                  $ 3,264      $ 3,264
  Buildings and improvements                             77,347       77,333
  Building construction in progress                       8,329        8,329
  Laboratory equipment                                   17,364       17,081
  Office equipment                                        3,431        3,367
  Leasehold improvements                                    709          627
                                                        -------      -------
                                                        110,444      110,001
    Less accumulated depreciation and amortization       30,691       29,497
                                                        -------      -------
      NET PROPERTY AND EQUIPMENT                        $79,753      $80,504
                                                        =======      =======

GOODWILL                                                $38,846      $38,846
    Less accumulated amortization                        26,306       26,306
                                                        -------      -------
      NET GOODWILL                                      $12,540      $12,540
                                                        =======      =======

                                                        9/30/04      6/30/04
                                                        -------      -------
INTANGIBLE ASSETS
  Customer list                                         $18,010      $18,010
  Technology licensing agreements                           730          730
                                                        -------      -------
                                                         18,740       18,740
    Less accumulated amortization                        16,226       15,921
                                                        -------      -------
      NET INTANGIBLE ASSETS                             $ 2,514      $ 2,819
                                                        =======      =======


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                                            QUARTER ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
Weighted average common shares outstanding-basic         41,169       40,965
Dilutive effect of stock options and warrants               507          635
                                                        -------      -------
Weighted average common shares outstanding-diluted       41,676       41,600
                                                        =======      =======

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 68,000 and 516,000 for the quarters ended September 30, 2004, and 2003, respectively.

Subsequent to September 30, 2004, warrants for 120,000 shares of Techne common stock were exercised for $1.4 million.


C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments (in thousands):
                                                            QUARTER ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
External sales
  Hematology                                            $ 4,013      $ 4,281
  Biotechnology                                          25,887       24,032
  R&D Systems Europe                                     11,019        9,680
                                                        -------      -------
Total external sales                                    $40,919      $37,993
                                                        =======      =======
Intersegment sales
  Hematology                                            $    --      $    --
  Biotechnology                                           4,804        4,621
  R&D Systems Europe                                         --           --
                                                        -------      -------
Total intersegment sales                                $ 4,804      $ 4,621
                                                        =======      =======
Earnings before income taxes
  Hematology                                            $ 1,252      $ 1,430
  Biotechnology                                          17,168       15,828
  R&D Systems Europe                                      4,398        3,349
  Corporate and other                                    (1,071)      (1,250)
                                                        -------      -------
Total earnings before income taxes                      $21,747      $19,357
                                                        =======      =======

D. CONTINGENCIES:

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company had received an audit assessment of $1.75 million, plus interest, from the State of Minnesota for fiscal years 2000 to 2002. The Company appealed the assessment and in October 2004, reached a settlement with the State of Minnesota for $525,000, plus interest of $81,000. The settlement amount of $525,000 was fully accrued for at June 30, 2004.


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

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):
                                                            QUARTER ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
Net earnings:
  As reported                                           $14,192      $12,572
  Less employee stock-based compensation,
     net of tax effect                                      504           94
                                                        -------      -------
  Pro forma                                             $13,688      $12,478
                                                        =======      =======
Basic earnings per share:
  As reported                                           $  0.34      $  0.31
  Less employee stock-based compensation,
     net of tax effect                                     0.01         0.01
                                                        -------      -------
  Pro forma                                             $  0.33      $  0.30
                                                        =======      =======
Diluted earnings per share:
  As reported                                           $  0.34      $  0.30
  Less employee stock-based compensation,
     net of tax effect                                     0.01         0.00
                                                        -------      -------
  Pro forma                                             $  0.33      $  0.30
                                                        =======      =======


The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:
                                                            QUARTER ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
Dividend yield                                               --           --
Expected annualized volatility                              56%      49%-52%
Risk free interest rates                              3.2%-3.4%    4.1%-4.4%
Expected lives                                          4 years       7 year

            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              Results of Operations Quarter Ended September 30, 2004
                       vs. Quarter Ended September 30, 2003

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

Overall Results

Consolidated net earnings increased 13% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The primary reason for the increase was an 8% sales increase from the prior year. The favorable impact on consolidated net earnings of the strengthening of the British pound as compared to the U.S. dollar for R&D Europe results was $314,000 for the quarter ended September 30, 2004. The Company generated cash of $18.3 million from operating activities in the first three months of fiscal 2004 and cash, cash equivalents and available-for-sale investments were $196 million at September 30, 2004 compared to $177 million at June 30, 2004.

Net Sales

Net sales for the quarter ended September 30, 2004 were $40.9 million, an increase of $2.9 million (8%) from the quarter ended September 30, 2003. R&D Systems' Biotechnology Division net sales increased $1.9 million (8%) for the quarter ended September 30, 2004. R&D Europe net sales increased $1.3 million (14%) for the quarter ended September 30, 2004. Approximately $1.2 million of the increase in R&D Europe net sales for the quarter was the result of favorable exchange rates used in converting British pounds to U.S. dollars. In British pounds, R&D Europe net sales increased 2% for the quarter ended September 30, 2004. R&D Systems' Hematology Division net sales decreased $268,000 (6%) for the quarter ended September 30, 2004. The decrease in Hematology Division sales for the quarter was primarily due to a decrease in freight revenue as a result of a large survey customer paying freight charges directly to the shipper rather than through the Company and the change to a new distributor in France.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                                            QUARTER ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
Hematology Division                                       44.7%        45.2%
Biotechnology Division                                    80.1%        79.4%
R&D Systems Europe                                        51.8%        49.2%
Consolidated                                              78.3%        77.2%

Consolidated gross margins for the quarter ended September 30, 2004 improved from the quarter ended September 30, 2003 mainly as a result of lower cost of sales at R&D Europe due to favorable exchange rates as a result of a weaker U.S. dollar to the British pound.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $551,000 (11%) from the first quarter of last year.
                                                            QUARTER ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
Hematology Division                                     $   409      $   391
Biotechnology Division                                    2,973        2,651
R&D Europe                                                1,722        1,699
Corporate expenses                                          530          342
                                                        -------      -------
Total selling, general and administrative               $ 5,634      $ 5,083
                                                        =======      =======

Biotechnology Divisions selling, general and administrative expenses increased $322,000 (12%) for the quarter ended September 30, 2004. The majority of the increase was a result of increased personnel costs related to annual wage increases and the addition of sales and marketing positions ($172,000), increased profit sharing and stock bonus accruals ($52,000) and increased medical costs ($40,000). Corporate expenses increased $188,000 for the quarter ended September 30, 2004 largely as a result of increased legal ($100,000) and consulting fees ($72,000).

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):
                                                            QUARTER ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
Hematology Division expenses                            $   188      $   191
Biotechnology Division expenses                           4,500        4,164
ChemoCentryx, Inc. losses                                    --          436
Discovery Genomics, Inc. losses                              --          172
                                                        -------      -------
Total research and development expenses                 $ 4,688      $ 4,963
                                                        =======      =======

Research and development expenses decreased $275,000 (6%) for the quarter ended September 30, 2004. Included in research and development expenses for the quarter ended September 30 2003 were the Company's share of losses by ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI), companies in which the Company has invested. In May 2004, the Company changed from the equity method to the cost method of accounting for its investment in CCX and no longer records its share of CCX losses in its consolidated results. The change to the cost method of accounting for CCX was the result of the Company's ownership percentage declining below 20% and qualitative factors which indicated that the Company does not exercise significant influence over the operations of CCX. The Company's net investment in CCX at September 30, 2004 was $5.1 million. In the fourth quarter of fiscal 2004, the Company wrote off its investment in DGI as an impairment loss. Excluding CCX and DGI losses, research and development expenses for the quarter ended September 30, 2004 increased $333,000 (8%).

Other Non-operating Income/Expense

Other non-operating income/expense consists mainly of foreign currency transaction gains and losses, rental income, real estate taxes, depreciation and utility expenses related to properties not used in operations, and the Company's share of losses by Hemerus Medical, LLC (Hemerus), in which the Company invested in January 2004. As Hemerus is a limited liability corporation, the Company is required to account for its investment using the equity method of accounting.

                                                            QUARTER ENDED
                                                        --------------------
                                                        9/30/04      9/30/03
                                                        -------      -------
Foreign currency (gains)/losses                         $    47      $   (84)
Rental income                                               (19)         (19)
Real estate taxes/utilities                                 364          181
Hemerus Medical, LLC losses                                  74           --
                                                        -------      -------
Total other non-operating (income)/expense              $   466      $    78
                                                        =======      =======

The Company's net investment in Hemerus at September 30, 2004 was $2.9 million. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in the company. Hemerus' success is dependent, in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Income Taxes

Income taxes for the quarter ended September 30, 2004 were provided at a rate of approximately 34.7% of consolidated earnings before income taxes compared to 35.1% for the quarter ended September 30, 2003. U.S. federal taxes have been reduced by the benefit for extraterritorial income. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2005 to range from 35% to 36%.

Liquidity and Capital Resources

At September 30, 2004, cash and cash equivalents and available-for-sale investments were $196.1 million compared to $176.6 million at June 30, 2004. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $18.3 million from operating activities in the first quarter of fiscal 2005 compared to $15.3 million for the first quarter of fiscal 2004. The increase was mainly the result of increased earnings in the current year, a larger decrease in accounts receivable in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, and an increase in other accounts payable and accrued expenses for the quarter ended September 30, 2004 compared to a decrease in the quarter ended September 30, 2003. The larger decrease in accounts receivable was the result of higher cash collections during the quarter ended September 30, 2004 as compared to the first quarter of last year. The decrease in other accounts payable and accrued expenses in the prior year was a result of the final payment of $1.7 million in August 2003, under a royalty agreement that expired on June 30, 2003.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first quarter of fiscal 2005 and 2004 were $.5 million and $1.3 million, respectively. Included in fiscal 2004 capital additions was $935,000 related to property in southeast Minnesota. The Company acquired the property in fiscal 2003 and in fiscal 2004 constructed additional facilities at this site. The remaining capital additions in the first quarter of fiscal 2005 and 2004 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2005 for laboratory and computer equipment are expected to be approximately $1.5 million. The Company also plans an estimated $8 million build out of laboratory space at its Minneapolis facility in late fiscal 2005 and early 2006. These expenditures are expected to be financed through currently available funds and cash generated from operating activities. The Company has an option to purchase property adjacent to its Minneapolis facility, which expires on January 1, 2005. The option price is approximately $10.4 million of which $2 million was deposited in escrow in fiscal 2002. The Company plans to exercise this option and finance the purchase of the property through currently available funds and cash generated from operations. The property is currently leased to third parties and the Company plans to continue to lease out the building until the space is needed for its own operations.

During the quarter ended September 30, 2004 the Company purchased $37.5 million and had sales or maturities of $30.2 million of available-for-sale investments. During the quarter ended September 30, 2003, the Company purchased $21.8 million and had sales or maturities of $11.9 million of available-for-sale investments. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

Cash Flows From Financing Activities

Cash of $793,000 and $1 million was received during the quarters ended September 30, 2004 and 2003, respectively, for the exercise of options for 30,000 and 116,000 shares of common stock. During the first three months of fiscal 2005 options for 6,120 shares of common stock were exercised by the surrender of 1,190 shares of the Company's common stock with a fair market value of $45,000.

In September 2004, the Company purchased 6,410 shares of common stock for its employee Stock Bonus Plans. These shares, along with 17,411 previously purchased shares, were issued to the Company's Stock Bonus Plans on September 15, 2004, to settle the fiscal 2004 accrued liability balance of $966,000.

The Company has never paid cash dividends and has no plans to do so in fiscal 2005.

Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report to Shareholders for fiscal 2004. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Management believes the following accounting policies are critical to the preparation of the consolidated financial statements. The following should be read in conjunction with the more complete discussion of the Company's accounting policies included in the Annual Report to Shareholders for fiscal 2004.

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

Inventory. The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Any protein and antibody quantities in excess of its two-year usage forecast is considered impaired and not included in the inventory value. Any significant changes in product demand or market conditions could have an impact on the value of inventories and the change in value would be reflected in cost of sales in the period of the change.

Goodwill, intangible and other long-lived assets. The Company periodically assesses the impairment of goodwill, intangible and other long-lived assets. If any such assets were determined to be impaired, the carrying value of the asset would be written down to its fair value.

Investments. The accounting treatment (cost or equity method) of the Company's equity investments in start-up and early development stage companies is dependent on a number of factors, including, but not limited to, the Company's ownership percentage and the Company's ability to exercise significant influence over the operations and financial policies of the investee.

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


    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $133.8 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.2 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At September 30, 2004 and 2003, the Company had $406,000 and $750,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At September 30, 2004 and 2003, the U.K. subsidiary had zero and $715,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of 22,000 British pounds ($40,000) and 49,000 British pounds ($84,000) for the quarters ended September 30, 2004 and 2003, respectively. The Company's German subsidiary recognized net foreign currency losses of 72,000 euros ($87,000) for the quarter ended September 30, 2004. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of September 30, 2004, the Company's long-term debt of $14.2 million consisted of a mortgage note payable with a floating interest rate at the one month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was below the 4% floor as of September 30, 2004.

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

                       PART II. OTHER INFORMATION


                       ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2004.


           ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND
                 ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the repurchases of Company Common Stock for the quarter ended September 30, 2004.
                                                                  Maximum
                                          Total Number of       Approximate
                                          Shares Purchased    Dollar Value of
                                             as Part of       Shares that May
                 Total Number   Average  Publicly Announced  Yet Be Purchased
                  of Shares   Price Paid     Plans or         Under the Plans
Period            Purchased    Per Share     Programs           or Programs
---------------- ------------ ---------- ------------------  ----------------
7/1/04 - 7/31/04      0           --             0              $6.8 million
8/1/04 - 8/31/04      0           --             0              $6.8 million
9/1/04 - 9/30/04    6,410       40.50            0              $6.8 million


The shares purchased in September 2004 were contributed to the Company's employee Stock Bonus Plans.

In May 1995, the Company announced a plan to purchase and retire its Common Stock. Repurchases of $40 million were authorized as follows: May 1995 - $5 million; April 1997 - $5 million; January 2001 - $10 million; October 2002 - $20 million. The plan does not have an expiration date.


                   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

              ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

(a)The Annual Meeting of the Registrant's shareholders was held on Thursday, October 21, 2004.

(b)A proposal to set the number of directors at six was adopted by a vote of 37,332,935 in favor with 136,798 shares against, 21,769 shares abstaining and no shares represented broker nonvotes.

(c)Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and all such nominees were elected, as follows:

      Nominee                     For          Withheld
      -------------------      ----------     ----------
      Thomas E. Oland          36,453,014      1,038,488
      Roger C. Lucas           26,205,875     11,285,627
      Howard V. O'Connell      35,950,965      1,540,537
      G. Arthur Herbert        35,952,530      1,538,972
      Randolph C. Steer        35,959,177      1,532,325
      Robert V. Baumgartner    35,958,688      1,532,814


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


                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    See exhibit index following.


B.  REPORTS ON FORM 8-K

    Form 8-K dated October 21, 2004 furnishing pursuant to Item 2.02, the Registrant's press release reporting earnings for the first quarter of fiscal 2005 and segment information for the quarter ended September 30, 2004.

    Form 8-K dated October 21, 2004 filed pursuant to Item 5.02, announcing the resignation of Dr. Christopher S. Henney from the Registrant's Board of Directors.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TECHNE CORPORATION
                                               (Company)


Date:  November 12, 2004                       /s/ Thomas E. Oland
                                               ------------------------------
                                               President, Chief Executive and
                                               Chief Financial Officer






                                EXHIBIT INDEX
                                     TO
                                  FORM 10-Q

                             TECHNE CORPORATION



Exhibit #                                      Description
---------                                      ------------

31                                             Section 302 Certification

32                                             Section 906 Certification