Form 10-Q
period 2004-12-31
TECHNE CORP /MN/
filed 2005-02-08
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2004, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________to___________


                     Commission file number 0-17272


                            TECHNE CORPORATION
          (Exact name of registrant as specified in its charter)


          MINNESOTA                                41-1427402
State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

    614 MCKINLEY PLACE N.E.                     (612) 379-8854
MINNEAPOLIS, MN            55413         (Registrant's telephone number,
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

At February 3, 2005, 41,319,155 shares of the Company's Common Stock (par value $.01) were outstanding.

                          TECHNE CORPORATION
                               FORM 10-Q
                           DECEMBER 31, 2004

                                 INDEX

                                                                    PAGE NO.
                                                                    --------
                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 2004
      (unaudited) and June 30, 2004                                     3
     Consolidated Statements of Earnings for the quarter
      and six months ended December 31, 2004 and 2003 (unaudited)       4
     Consolidated Statements of Cash Flows for the six months
      ended December 31, 2004 and 2003 (unaudited)                      5
     Notes to Consolidated Financial Statements (unaudited)             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                      10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     16

ITEM 4.  CONTROLS AND PROCEDURES                                        17

                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS                18

ITEM 5.  OTHER INFORMATION                                              18

ITEM 6.  EXHIBITS                                                       18

SIGNATURES                                                              19

                      PART I. FINANCIAL INFORMATION

                      ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share data)
                              (unaudited)
                                                      12/31/04       6/30/04
                                                      --------       -------
ASSETS
  Cash and cash equivalents                           $ 69,626      $ 51,201
  Short-term available-for-sale investments             47,104        42,534
  Trade accounts receivable, net                        18,801        20,262
  Interest receivable                                      944           837
  Inventories                                            8,079         7,457
  Deferred income taxes                                  5,035         4,820
  Prepaid expenses                                         982           954
                                                      --------      --------
    Total current assets                               150,571       128,065

  Available-for-sale investments                        97,033        82,858
  Property and equipment, net                           79,119        80,504
  Goodwill, net                                         12,540        12,540
  Intangible assets, net                                 2,208         2,819
  Deferred income taxes                                  7,426         7,843
  Investments                                            8,320         8,484
  Other long-term assets                                 2,270         2,347
                                                      --------      --------
                                                      $359,487      $325,460
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                             $  3,256       $  2,695
  Salaries, wages and related accounts payable          2,923          3,416
  Other accounts payable and accrued expenses           1,358          1,152
  Income taxes payable                                  4,406          4,915
  Current portion of long-term debt                     1,271          1,281
                                                     --------       --------
    Total current liabilities                          13,214         13,459

  Long-term debt, less current portion                 13,958         14,576
                                                     --------       --------
     Total liabilities                                 27,172         28,035
                                                     --------       --------
  Commitments and contingencies (Note D)

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstanding
    41,319,155 and 41,154,922, respectively               413            412
  Additional paid-in capital                           71,944         68,960
  Retained earnings                                   251,809        222,728
  Accumulated other comprehensive income                8,149          5,325
                                                     --------       --------
    Total stockholders' equity                        332,315        297,425
                                                     --------       --------
                                                     $359,487       $325,460
                                                     ========       ========

            See notes to consolidated financial statements (unaudited).

                    TECHNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                (unaudited)

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------

Net sales                             $42,247   $38,264    $83,166   $76,257
Cost of sales                           8,941     8,441     17,828    17,104
                                      -------   -------    -------   -------
Gross margin                           33,306    29,823     65,338    59,153
                                      -------   -------    -------   -------
Operating expenses:
  Selling, general and administrative   6,290     5,519     11,924    10,602
  Research and development              4,619     5,450      9,307    10,413
  Amortization of intangible assets       306       399        611       799
                                      -------   -------    -------   -------
     Total operating expenses          11,215    11,368     21,842    21,814
                                      -------   -------    -------   -------
Operating income                       22,091    18,455     43,496    37,339
Other expense (income):
  Interest expense                        178       172        423       347
  Interest income                      (1,189)     (762)    (2,242)   (1,488)
  Other non-operating expense
   (income), net                          416        20        882        98
                                      -------   -------    -------   -------
      Total other income                 (595)     (570)      (937)   (1,043)
                                      -------   -------    -------   -------
Earnings before income taxes           22,686    19,025     44,433    38,382
Income taxes                            7,752     6,655     15,307    13,440
                                      -------   -------    -------   -------
Net earnings                          $14,934   $12,370    $29,126   $24,942
                                      =======   =======    =======   =======

Earnings per share:
 Basic                                $  0.36   $  0.30    $  0.71   $  0.61
 Diluted                              $  0.36   $  0.30    $  0.70   $  0.60

Weighted average common shares outstanding:
  Basic                                41,279    41,035     41,224    41,000
  Diluted                              41,681    41,653     41,678    41,627



              See notes to consolidated financial statements (unaudited).

                    TECHNE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                           SIX MONTHS ENDED
                                                          ------------------
                                                          12/31/04  12/31/03
                                                          --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                             $29,126   $24,942
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
       Depreciation and amortization                         3,044     3,008
       Deferred income taxes                                   218        79
       Losses by equity method investees                       147     1,561
       Other                                                    77       216
       Change in operating assets and operating liabilities:
         Trade accounts and interest receivable              1,831     2,050
         Inventories                                          (547)     (718)
         Prepaid expenses                                       (7)     (207)
         Trade and other accounts payable                      583       320
         Salaries, wages and related accounts                   53       182
         Income taxes payable                                 (620)    1,831
                                                           -------   -------
            Net cash provided by operating activities       33,905    33,264
                                                           -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (1,001)   (2,685)
  Purchase of available-for-sale investments               (93,840)  (62,810)
  Proceeds from sales of available-for-sale investments     51,805    25,965
  Proceeds from maturities of available-for-sale
   investments                                              23,231    12,173
  Increase in other long-term assets                            --      (400)
                                                           -------   -------
            Net cash used in investing activities          (19,805)  (27,757)
                                                           -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   2,501     1,256
  Purchase of common stock for stock bonus plans              (260)       --
  Payments on long-term debt                                  (628)     (608)
                                                           -------   -------
           Net cash provided by financing activities         1,613       648
                                                           -------   -------
Effect of exchange rate changes on cash                      2,712     2,446
                                                           -------   -------
Net increase in cash and cash equivalents                   18,425     8,601
Cash and cash equivalents at beginning of period            51,201    39,371
                                                           -------   -------
Cash and cash equivalents at end of period                 $69,626   $47,972
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

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note E to the financial statements included in this Form 10-Q and Note A to the financial statements included in the Company's June 30, 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculated the fair value of the awards, among other factors.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The Statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Statement also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in fiscal 2006. Adoption of the Statement is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

The FASB also issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company is currently evaluating the effect of repatriation of foreign earnings on consolidated financial results. At the present time, deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries as the amounts are considered permanently invested. If the Company decides to repatriate foreign earnings a one-time charge may be recorded for the deferred taxes.

Reclassification:

Effective with the quarter ended September 30, 2004, the Company reclassified available-for-sale investments with contractual maturities of greater than one year at June 30, 2004, as long-term assets. The reclassification had no impact on net earnings, earnings per share or stockholders' equity as previously reported.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                          12/31/04   6/30/04
                                                          --------   -------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                                $18,972   $20,495
    Less allowance for doubtful accounts                       171       233
                                                           -------   -------
      NET TRADE ACCOUNTS RECEIVABLE                        $18,801   $20,262
                                                           =======   =======
INVENTORIES
  Raw materials                                            $ 3,418   $ 3,062
  Supplies                                                     141       138
  Finished goods                                             4,520     4,257
                                                           -------   -------
      TOTAL INVENTORIES                                    $ 8,079   $ 7,457
                                                           =======   =======
PROPERTY AND EQUIPMENT
  Land                                                     $ 3,264   $ 3,264
  Buildings and improvements                                77,374    77,333
  Building construction in progress                          8,332     8,329
  Laboratory equipment                                      17,698    17,081
  Office equipment                                           3,681     3,367
  Leasehold improvements                                       750       627
                                                           -------   -------
                                                           111,099   110,001
    Less accumulated depreciation and amortization          31,980    29,497
                                                           -------   -------
      NET PROPERTY AND EQUIPMENT                           $79,119   $80,504
                                                           =======   =======

GOODWILL                                                   $38,846   $38,846
    Less accumulated amortization                           26,306    26,306
                                                           -------   -------
NET GOODWILL                                               $12,540   $12,540
                                                           =======   =======

                                                          12/31/04   6/30/04
                                                          --------   -------
INTANGIBLE ASSETS
  Customer list                                            $18,010   $18,010
  Technology licensing agreements                              730       730
                                                           -------   -------
                                                            18,740    18,740
    Less accumulated amortization                           16,532    15,921
                                                           -------   -------
      NET INTANGIBLE ASSETS                                $ 2,208   $ 2,819
                                                           =======   =======

B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------
Weighted average common shares
 outstanding-basic                     41,279    41,035     41,224    41,000
Dilutive effect of stock options
 and warrants                             402       618        454       627
                                      -------  --------   --------  --------
Weighted average common shares
 outstanding-diluted                   41,681    41,653     41,678    41,627
                                      =======  ========   ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 74,000 and 80,000 for the quarter and six months ended December 31, 2004, respectively, and 508,000 and 532,000 for the same prior-year periods.

On October 28, 2004, warrants to acquire 120,000 shares of common stock were exercised for $1.4 million.


C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments (in thousands):

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------
External sales
  Hematology                          $ 4,515   $ 4,454    $ 8,528   $ 8,735
  Biotechnology                        24,868    22,799     50,755    46,831
  R&D Systems Europe                   12,864    11,011     23,883    20,691
                                      -------   -------    -------   -------
Total external sales                  $42,247   $38,264    $83,166   $76,257
                                      =======   =======    =======   =======

Intersegment sales
  Biotechnology                       $ 5,204   $ 4,967    $10,008   $ 9,588
                                      -------   -------    -------   -------
Total intersegment sales              $ 5,204   $ 4,967    $10,008   $ 9,588
                                      =======   =======    =======   =======

Earnings before income taxes
  Hematology                          $ 1,804   $ 1,611    $ 3,056   $ 3,041
  Biotechnology                        16,421    14,896     33,589    30,724
  R&D Systems Europe                    5,331     4,048      9,729     7,397
  Corporate and other                    (870)   (1,530)    (1,941)   (2,780)
                                      -------   -------    -------   -------
Total earnings before income taxes    $22,686   $19,025    $44,433   $38,382
                                      =======   =======    =======   =======

D. CONTINGENCIES:

The Company's tax returns are subject to audit by various governmental entities in the normal course of business. The Company had received an audit assessment of $1.75 million, plus interest, from the State of Minnesota for fiscal years 2000 to 2002. The Company appealed the assessment and in October 2004, reached a settlement with the State of Minnesota for $525,000, plus interest of $81,000. The settlement amount of $525,000 was fully accrued for at June 30, 2004. Interest of $81,000 was included in interest expense in the first quarter of fiscal 2005.


E.  STOCK OPTIONS:

As permitted through June 30, 2005 by Statement of Financial Accounting Standards (SFAS) No. 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options granted to employees under the plans because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant. In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. The Statement requires the recognition of compensation cost for equity instruments issued to employees based on the fair value at the date of grant. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006.

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------
Net earnings:
  As reported                         $14,934   $12,370    $29,126   $24,942
  Less employee stock-based
   compensation, net of tax effect        694     2,120      1,198     2,214
                                      -------   -------    -------   -------
  Pro forma                           $14,240   $10,250    $27,928   $22,728
                                      =======   =======    =======   =======
Basic earnings per share:
  As reported                         $  0.36   $  0.30    $  0.71   $  0.61
  Less employee stock-based
   compensation, net of tax effect       0.02      0.05       0.03      0.06
                                      -------   -------    -------   -------
  Pro forma                           $  0.34   $  0.25    $  0.68   $  0.55
                                      =======   =======    =======   =======

Diluted earnings per share:
  As reported                         $  0.36   $  0.30    $  0.70   $  0.60
  Less employee stock-based
   compensation, net of tax effect       0.02      0.05       0.03      0.05
                                      -------   -------    -------   -------
  Pro forma                           $  0.34   $  0.25    $  0.67   $  0.55
                                      =======   =======    =======   =======

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------
Dividend yield                             --        --         --        --
Expected annualized volatility            52%   48%-53%    52%-56%   48%-53%
Risk free interest rates            3.7%-3.9% 3.9%-4.3%  3.2%-3.9% 3.9%-4.4%
Expected lives                        7 years   7 years    6 years   7 years

F. SUBSEQUENT EVENT

On January 3, 2005, the Company acquired property adjacent to its Minneapolis facility for $10.4 million, $2 million of which was deposited in escrow in fiscal 2002. The remaining purchase price was funded through cash on hand.
A portion of the property is currently leased to third parties and the Company plans to continue to lease out the building until the space is needed for its own operations.



             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

       Results of Operations for the Quarter and Six Months Ended December 31,
           2004 and the Quarter and Six Months Ended December 31, 2003


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

Overall Results

Consolidated net earnings increased 21% and 17% for the quarter and six months ended December 31, 2004 compared to the quarter and six months ended December 31, 2003. The primary reason for the increase was increased net sales. Net sales for the quarter and six months ended December 31, 2004, increased 10% and 9%, respectively, from the same periods in the prior year. The favorable impact on consolidated net earnings of the strengthening of the British pound as compared to the U.S. dollar for R&D Europe results was $306,000 and $620,000 for the quarter and six months ended December 31, 2004, respectively. The Company generated cash of $33.9 million from operating activities in the first six months of fiscal 2004 and cash, cash equivalents and available-for-sale investments were $214 million at December 31, 2004 compared to $177 million at June 30, 2004.

Net Sales

Net sales for the quarter ended December 31, 2004 were $42.2 million, an increase of $4 million (10%) from the quarter ended December 31, 2003. Net sales for the six months ended December 31, 2004 were $83.2 million, an increase of $6.9 million (9%) from the prior-year period. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 7% and 6% for the quarter and six months ended December 31, 2004. R&D Systems' Biotechnology Division net sales increased $2.1 million (9%) and $3.9 million (8%), respectively for the quarter and six months ended December 31, 2004. R&D Europe net sales increased $1.9 million (17%) and $3.2 million (15%) for the quarter and six months ended December 31, 2004, respectively. Approximately $1.1 million and $2.2 million of the increase in R&D Europe net sales for the quarter and six months was the result of favorable exchange rates used in converting British pounds to U.S. dollars. In British pounds, R&D Europe net sales increased 7% and 4% for the quarter and six months ended December 31, 2004. R&D Systems' Hematology Division net sales increased $61,000 (1%) for the quarter, while net sales for the six months ended December 31, 2004, decreased $207,000 (2%).

During the second quarter of fiscal 2005 a large OEM customer notified the Hematology Division that they were changing to a new primary vendor for certain controls and calibrators. Although the Hematology Division will continue to manufacture products for the customer as a secondary supplier, it is anticipated that the effect on revenues will be a reduction of approximately $450,000 and $850,000 in the third and fourth quarters of fiscal 2005, respectively. The reduction in Hematology Division revenues is not expected to have a significant impact on consolidated earnings and revenues.

Cost of Sales

The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory does not change significantly from quarter to quarter. Protein and antibody production is generally for high-volume products or for new products with limited initial sales. The Company capitalizes protein and antibody costs each period in inventory, however given the insignificant changes in these inventory balances each quarter, substantially all manufacturing costs for proteins and antibodies, consisting largely of wages, benefits, facility and equipment costs, are expensed each quarter. A change in inventory value as a result of changes in the two-year forecast is reflected in cost of sales in the period of change.
Manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $1.6 million and $1.6 million for the quarters ended December 31, 2004 and 2003, respectively. For the six months ended December 31, 2004 and 2003, manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $3.3 million and $3.1 million, respectively.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------
Hematology Division                     52.1%     47.4%      48.6%     46.3%
Biotechnology Division                  79.8%     80.1%      80.0%     79.7%
R&D Systems Europe                      54.0%     50.4%      53.0%     49.8%
Consolidated                            78.8%     77.9%      78.6%     77.6%

Consolidated gross margins for the quarter and six months ended December 31, 2004 improved from the quarter and six months ended December 31, 2003 mainly as a result of lower cost of sales at R&D Europe due to favorable exchange rates as a result of a weaker U.S. dollar to the British pound.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and six months ended December 31, 2004, increased $771,000 (14%) and $1,322,000 (12%), respectively from the same periods of last year.

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------
Hematology Division                   $   436   $   383    $   845   $   774
Biotechnology Division                  3,415     2,949      6,388     5,600
R&D Europe                              2,194     1,891      3,916     3,590
Corporate expenses                        245       296        775       638
                                      -------   -------    -------   -------
Total selling, general and
 administrative                       $ 6,290   $ 5,519    $11,924   $10,602
                                      =======   =======    =======   =======

Biotechnology Division selling, general and administrative expenses increased $466,000 (16%) and $788,000 (14%) for the quarter and six months ended December 31, 2004. The majority of the increase was a result of increased personnel costs related to annual wage increases and additional sales and marketing personnel (increases of $222,000 and $438,000 for the quarter and six months, respectively) and increased advertising and promotion expenditures (increases of $85,000 and $100,000 for the quarter and six months, respectively). The increase in R&D Europe selling, general and administrative expenses of $303,000 and $326,000 for the quarter and six months ended December 31, 2004, was primarily the result of the change in foreign currency exchange rates used to convert results from British pounds to U.S. dollars. R&D Europe selling, general and administrative expenses increased 69,000 British pounds for the quarter and decreased 31,000 British pounds for the six months ended December 31, 2004. Corporate expenses increased for the six months ended December 31, 2004 as a result of increased legal ($100,000) and consulting fees ($72,000) in the first quarter of fiscal 2005.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------
Hematology Division expenses          $   189   $   190    $   377   $   381
Biotechnology Division expenses         4,430     4,307      8,930     8,471
ChemoCentryx, Inc. losses                  --       828         --     1,264
Discovery Genomics, Inc. losses            --       125         --       297
                                      -------   -------    -------   -------
Total research and development
 Expenses                             $ 4,619   $ 5,450    $ 9,307   $10,413
                                      =======   =======    =======   =======

Research and development expenses decreased $831,000 (15%) and $1.1 million (11%) for the quarter and six months ended December 31, 2004, respectively. Included in research and development expenses for the quarter and six months ended December 31, 2003 were the Company's share of losses by ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI), companies in which the Company has invested. In May 2004, the Company changed from the equity method to the cost method of accounting for its investment in CCX and no longer records its share of CCX losses in its consolidated results. The change to the cost method of accounting for CCX was the result of the Company's ownership percentage declining below 20% and qualitative factors which indicated that the Company does not exercise significant influence over the operations of CCX. The Company's net investment in CCX at December 31, 2004 was $5.1 million. In the fourth quarter of fiscal 2004, the Company wrote off its investment in DGI as an impairment loss. Excluding CCX and DGI losses, research and development expenses for the quarter and six months ended December 31, 2004 increased $122,000 (3%) and $455,000 (5%), respectively, mainly as a result of wage increases.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains, rental income, real estate taxes, depreciation and utility expenses related to properties not used in operations, and the Company's share of losses by Hemerus Medical, LLC (Hemerus), in which the Company invested in January 2004. As Hemerus is a limited liability corporation, the Company is required to account for its investment using the equity method of accounting.

                                        QUARTER ENDED      SIX MONTHS ENDED
                                     ------------------   ------------------
                                     12/31/04  12/31/03   12/31/04  12/31/03
                                     --------  --------   --------  --------
Foreign currency gains                 $  (82)   $ (129)   $   (35)   $ (213)
Rental income                             (53)      (46)       (72)      (65)
Real estate taxes/utilities               478       195        842       376
Hemerus Medical, LLC losses                73        --        147        --
                                      -------   -------    -------   -------
Total other non-operating
 expense (income)                      $  416    $   20    $   882    $   98
                                      =======   =======    =======   =======

The Company's net investment in Hemerus at December 31, 2004 was $2.8 million. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in the company. Hemerus' success is dependent, in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Income Taxes

Income taxes for the quarter and six months ended December 31, 2004 were provided at rates of approximately 34.2% and 34.4% of consolidated earnings before income taxes compared to 35.0% for both the quarter and six months ended December 31, 2003. The decrease in the effective tax rate was due to the reduction of non-deductible losses by CCX and DGI. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for extraterritorial income. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2005 to range from 34% to 36%.

Liquidity and Capital Resources

At December 31, 2004, cash and cash equivalents and available-for-sale investments were $213.8 million compared to $176.6 million at June 30, 2004. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $33.9 million from operating activities in the first six months of fiscal 2005 compared to $33.3 million in the first six months of fiscal 2004. The increase was mainly the result of increased earnings in the current year partially offset by a decrease in income taxes payable. The decrease in income taxes payable was the result of approximately $4.0 million in additional tax payments made in the first six months of fiscal 2005 compared to the first six months of last year.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2005 and 2004 were $1.0 million and $2.7 million, respectively. Included in fiscal 2004 capital additions was $1.7 million related to property in southeast Minnesota. The Company acquired the property in fiscal 2003 and in fiscal 2004 constructed additional facilities at this site. The remaining capital additions in the first six months of fiscal 2005 and 2004 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2005 for laboratory and computer equipment are expected to be approximately $1.0 million. The Company acquired property in Minneapolis in January 2005 for $10.4 million, $2 million of which was deposited in escrow in fiscal 2002. The remaining purchase price was financed through cash on hand. The Company also plans, in late fiscal 2005 and early fiscal 2006, an estimated $8 million build-out of laboratory space at its Minneapolis facility and construction of an $800,000 barn on its property in southeast Minnesota. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the six months ended December 31, 2004, the Company purchased $93.8 million and had sales or maturities of $75.0 million of available-for-sale investments. During the six months ended December 31, 2003, the Company purchased $62.8 million and had sales or maturities of $38.1 million of available-for-sale investments. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

Cash Flows From Financing Activities

Cash of $1.4 million was received during the six months ended December 31, 2004 for the exercise of warrants to purchase 120,000 shares of common stock.

Cash of $1.1 million and $1.3 million was received during the six months ended December 31, 2004 and 2003, respectively, for the exercise of options for 39,000 and 126,000 shares of common stock. During the first six months of fiscal 2005 options for 6,120 shares of common stock were exercised by the surrender of 1,190 shares of the Company's common stock with a fair market value of $45,000.

In the first six months of fiscal 2005, the Company purchased 6,410 shares of common stock for its employee Stock Bonus Plans. These shares, along with 17,411 previously purchased shares, were issued to the Company's Stock Bonus Plans on September 15, 2004, to settle the fiscal 2004 accrued liability balance of $966,000.

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

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note E to the financial statements included in this Form 10-Q and Note A to the financial statements included in the Company's June 30, 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculated the fair value of the awards, among other factors.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The Statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Statement also requires the allocation of fixed production overheads to inventory be based on normal production capacity. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in fiscal 2006. Adoption of the Statement is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

The FASB also issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company is currently evaluating the effect of repatriation of foreign earnings on consolidated financial results. At the present time, deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries as the amounts are considered permanently invested. If the Company decides to repatriate foreign earnings a one-time charge may be recorded for the deferred taxes.


    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $144 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

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

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At December 31, 2004 and 2003, the Company had $22,000 and $354,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At December 31, 2004 and 2003, the U.K. subsidiary had $292,000 and $413,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of 100,000 British pounds ($198,000)
and 73,000 British pounds ($129,000) for the quarters ended December 31, 2004 and 2003, respectively. For the six months ended December 31, 2004 and 2003, the Company's U.K. subsidiary recognized net foreign currency gains of 122,000 British pounds($238,000) and 122,000 British pounds ($213,000), respectively. The Company's German subsidiary recognized net foreign currency losses of 81,000 euros ($116,000) and 153,000 euros ($203,000) for the quarter and six months ended December 31, 2004. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of December 31, 2004, the Company's long-term debt of $14.0 million consisted of a mortgage note payable with a floating interest rate at the one-month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 4.7% as of December 31, 2004.

                   ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter, the Company separated its Chief Executive Officer and Chief Financial Officer functions when it appointed Gregory J. Melsen as Vice President of Finance and Chief Financial Officer. There was no additional change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                        PART II. OTHER INFORMATION


                        ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2004.


   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2004 the Company issued 120,000 shares of Common Stock to an investor for $1.4 million upon exercise of outstanding warrants at $11.89 per share. The above securities were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4/(2) of the Securities Act of 1933. The certificate representing the securities bears a restricted legend.

The following table sets forth the repurchases of Company Common Stock for the quarter ended December 31, 2004:

                                                                  Maximum
                                           Total Number of      Approximate
                                          Shares Purchased    Dollar Value of
                                             as Part of       Shares that May
                 Total Number   Average  Publicly Announced  Yet Be Purchased
                  of Shares   Price Paid      Plans or        Under the Plans
Period            Purchased    Per Share      Programs         or Programs
---------------- ------------ ---------- ------------------  ----------------
10/1/04-10/31/04      0           --             0             $6.8 million
11/1/04-11/30/04      0           --             0             $6.8 million
12/1/04-12/31/04      0           --             0             $6.8 million

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



                 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

            ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 21, 2004 is contained in the Company's Form 10-Q for the quarter ended September 30, 2004, which is incorporated herein by reference.


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


See exhibit index following.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TECHNE CORPORATION

                                          (Company)



Date:  February 8, 2005                   /s/ Thomas E. Oland
                                          ----------------------------------

                                          President, Chief Executive Officer


       February 8, 2005                   /s/ Gregory Melsen
                                          ----------------------------------
                                          Chief Financial Officer



                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-Q

                               TECHNE CORPORATION


Exhibit #                                        Description
---------                                        -----------

31.1                                             Section 302 Certification
31.2                                             Section 302 Certification
32.1                                             Section 906 Certification
32.2                                             Section 906 Certification