Form 10-Q
period 2005-03-31
TECHNE CORP /MN/
filed 2005-05-09
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005, or


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

At May 3, 2005, 38,448,561 shares of the Company's Common Stock (par value $.01) were outstanding.

                             TECHNE CORPORATION
                                  FORM 10-Q
                               MARCH 31, 2005

                                   INDEX

                                                                    PAGE NO.
                                                                    --------
                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of March 31, 2005
       (unaudited) and June 30, 2004                                   3
      Consolidated Statements of Earnings for the quarter
       and nine months ended March 31, 2005 and 2004 (unaudited)       4
      Consolidated Statements of Cash Flows for the nine months
       ended March 31, 2005 and 2004 (unaudited)                       5
      Notes to Consolidated Financial Statements (unaudited)           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                     11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    18

ITEM 4.  CONTROLS AND PROCEDURES                                       19

                   PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS               21

ITEM 5.  OTHER INFORMATION                                             21

ITEM 6.  EXHIBITS                                                      21

SIGNATURES                                                             21

                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share data)
                                (unaudited)

                                                           3/31/05    6/30/04
                                                          --------   --------
ASSETS
  Cash and cash equivalents                               $ 59,752   $ 51,201
  Short-term available-for-sale investments                 12,674     42,534
  Trade accounts receivable, net                            23,023     20,262
  Interest receivable                                          458        837
  Inventories                                                8,229      7,457
  Deferred income taxes                                      5,221      4,820
  Prepaid expenses                                             917        954
                                                          --------   --------
    Total current assets                                   110,274    128,065

  Available-for-sale investments                            48,148     82,858
  Property and equipment, net                               89,148     80,504
  Goodwill, net                                             12,540     12,540
  Intangible assets, net                                     1,903      2,819
  Deferred income taxes                                      7,080      7,843
  Investments                                                8,198      8,484
  Other long-term assets                                       697      2,347
                                                          --------   --------
                                                          $277,988   $325,460
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                                  $  3,811   $  2,695
  Salaries, wages and related accounts payable               4,571      3,416
  Other accounts payable and accrued expenses                2,160      1,152
  Income taxes payable                                       6,281      4,915
  Current portion of long-term debt                          1,257      1,281
                                                          --------   --------
    Total current liabilities                               18,080     13,459

  Long-term debt, less current portion                      13,661     14,576
                                                          --------   --------
     Total liabilities                                      31,741     28,035
                                                          --------   --------
  Commitments and contingencies

  Common stock, par value $.01 per share;
     authorized 100,000,000; issued and outstanding
     38,441,861 and 41,154,922, respectively                   384        412
  Additional paid-in capital                                72,330     68,960
  Retained earnings                                        166,518    222,728
  Accumulated other comprehensive income                     7,015      5,325
                                                          --------   --------
    Total stockholders' equity                             246,247    297,425
                                                          --------   --------
                                                          $277,988   $325,460
                                                          ========   ========

            See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                               (unaudited)

                                          QUARTER ENDED      NINE MONTHS ENDED
                                       ------------------   ------------------
                                        3/31/05   3/31/04    3/31/05   3/31/04
                                       --------  --------   --------  --------
Net sales                              $ 47,935  $ 42,541   $131,101  $118,798
Cost of sales                             9,138     8,946     26,966    26,050
                                       --------  --------   --------  --------
Gross margin                             38,797    33,595    104,135    92,748
                                       --------  --------   --------  --------
Operating expenses:
  Selling, general and administrative     6,379     5,456     18,303    16,058
  Research and development                4,631     5,082     13,938    15,495
  Amortization of intangible assets         305       400        916     1,199
                                       --------  --------   --------  --------
     Total operating expenses            11,315    10,938     33,157    32,752
                                       --------  --------   --------  --------
Operating income                         27,482    22,657     70,978    59,996
                                       --------  --------   --------  --------
Other expense (income):
  Interest expense                          193       167        616       514
  Interest income                          (938)     (853)    (3,180)   (2,341)
  Other non-operating expense
   (income), net                            323       415      1,205       513
                                       --------  --------   --------  --------
      Total other income                   (422)     (271)    (1,359)   (1,314)
                                       --------  --------   --------  --------
Earnings before income taxes             27,904    22,928     72,337    61,310
Income taxes                              9,465     8,309     24,772    21,749
                                       --------  --------   --------  --------
Net earnings                           $ 18,439  $ 14,619   $ 47,565  $ 39,561
                                       ========  ========   ========  ========

Earnings per share:
 Basic                                 $   0.46  $   0.36   $   1.16  $   0.96
 Diluted                               $   0.45  $   0.35   $   1.15  $   0.95

Weighted average common shares outstanding:
  Basic                                  40,423    41,072     40,961    41,024
  Diluted                                40,896    41,752     41,423    41,668



           See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           NINE MONTHS ENDED
                                                          -------------------
                                                           3/31/05    3/31/04
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                            $ 47,565   $ 39,561
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
       Depreciation and amortization                         4,551      4,541
       Deferred income taxes                                   374        197
       Losses by equity method investees                       232      2,150
       Other                                                   128        320
       Change in operating assets and operating liabilities:
         Trade accounts and interest receivable             (1,573)    (1,592)
         Inventories                                          (718)      (835)
         Prepaid expenses                                       51       (364)
         Trade and other accounts payable                    1,208       (395)
         Salaries, wages and related accounts                1,711      1,415
         Income taxes payable                                1,346      3,060
                                                          --------   --------
            Net cash provided by operating activities       54,875     48,058
                                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (10,229)    (3,452)
  Purchase of available-for-sale investments              (124,035)   (97,820)
  Proceeds from sales of available-for-sale investments    157,815     44,770
  Proceeds from maturities of available-for-sale
   Investments                                              30,911     18,773
  Increase in other long-term assets                          (496)    (3,400)
                                                          --------   --------
            Net cash provided by (used in) investing
             activities                                     53,966    (41,129)
                                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   2,779      3,011
  Purchase of common stock for stock bonus plans              (260)        --
  Repurchase of common stock, including related costs     (103,674)        --
  Payments on long-term debt                                  (939)      (918)
                                                          --------   --------
           Net cash (used in) provided by financing
            activities                                    (102,094)     2,093
                                                          --------   --------

Effect of exchange rate changes on cash                      1,804      3,333
                                                          --------   --------
Net increase in cash and cash equivalents                    8,551     12,355
Cash and cash equivalents at beginning of period            51,201     39,371
                                                          --------   --------
Cash and cash equivalents at end of period                $ 59,752   $ 51,726
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

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note E to the financial statements included in this Form 10-Q and Note A to the financial statements included in the Company's June 30, 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

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

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):
                                                           3/31/05    6/30/04
                                                          --------   --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                               $ 23,193   $ 20,495
    Less allowance for doubtful accounts                       170        233
                                                          --------   --------
      NET TRADE ACCOUNTS RECEIVABLE                       $ 23,023   $ 20,262
                                                          ========   ========

INVENTORIES
  Raw materials                                           $  3,525   $  3,062
  Supplies                                                     123        138
  Finished goods                                             4,581      4,257
                                                          --------   --------
      TOTAL INVENTORIES                                   $  8,229   $  7,457
                                                          ========   ========

PROPERTY AND EQUIPMENT
  Land                                                    $  4,214   $  3,264
  Buildings and improvements                                87,065     77,333
  Building construction in progress                          8,617      8,329
  Laboratory equipment                                      17,940     17,081
  Office equipment                                           3,721      3,367
  Leasehold improvements                                       739        627
                                                          --------   --------
                                                           122,296    110,001
    Less accumulated depreciation and amortization          33,148     29,497
                                                          --------   --------
      NET PROPERTY AND EQUIPMENT                          $ 89,148   $ 80,504
                                                          ========   ========

GOODWILL                                                  $ 38,846   $ 38,846
    Less accumulated amortization                           26,306     26,306
                                                          --------   --------
      NET GOODWILL                                        $ 12,540   $ 12,540
                                                          ========   ========

                                                           3/31/05    6/30/04
                                                          --------   --------
INTANGIBLE ASSETS
  Customer list                                           $ 18,010   $ 18,010
  Technology licensing agreements                              730        730
                                                          --------   --------
                                                            18,740     18,740
    Less accumulated amortization                           16,837     15,921
                                                          --------   --------
      NET INTANGIBLE ASSETS                               $  1,903   $  2,819
                                                          ========   ========


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                          QUARTER ENDED      NINE MONTHS ENDED
                                        -----------------    -----------------
                                        3/31/05   3/31/04    3/31/05   3/31/04
                                        -------   -------    -------   -------
Weighted average common shares
 outstanding-basic                       40,423    41,072     40,961    41,024
Dilutive effect of forward contract
 (see note F)                               115        --         38        --
Dilutive effect of stock options and
 Warrants                                   358       680        424       644
                                        -------   -------    -------   -------
Weighted average common shares
outstanding-diluted                      40,896    41,752     41,423    41,668
                                        =======   =======    =======   =======

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 686,000 and 269,000 for the quarter and nine months ended March 31, 2005, respectively, and 61,000 and 362,000 for the same prior-year periods.


C. SEGMENT INFORMATION:

Following is financial information relating to the Company's operating segments (in thousands):
                                          QUARTER ENDED      NINE MONTHS ENDED
                                       ------------------   ------------------
                                        3/31/05   3/31/04    3/31/05   3/31/04
                                       --------  --------   --------  --------
External sales
  Hematology                           $  3,652  $  4,069   $ 12,180  $ 12,804
  Biotechnology                          30,740    26,069     81,495    72,900
  R&D Systems Europe                     13,543    12,403     37,426    33,094
                                       --------  --------   --------  --------
Total external sales                   $ 47,935  $ 42,541   $131,101  $118,798
                                       ========  ========   ========  ========

Intersegment sales
  Biotechnology                        $  5,598  $  5,145   $ 15,606  $ 14,733
                                       --------  --------   --------  --------
Total intersegment sales               $  5,598  $  5,145   $ 15,606  $ 14,733
                                       ========  ========   ========  ========

Earnings before income taxes
  Hematology                           $    869  $  1,272   $  3,925  $  4,313
  Biotechnology                          21,722    17,892     55,311    48,616
  R&D Systems Europe                      5,980     5,105     15,709    12,502
  Corporate and other                      (667)   (1,341)    (2,608)   (4,121)
                                       --------  --------   --------  --------
Total earnings before income taxes     $ 27,904  $ 22,928   $ 72,337  $ 61,310
                                       ========  ========   ========  ========

D.  STOCK OPTIONS:

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

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):
                                         QUARTER ENDED      NINE MONTHS ENDED
                                       -----------------    -----------------
                                       3/31/05   3/31/04    3/31/05   3/31/04
                                       -------   -------    -------   -------
Net earnings:
  As reported                          $18,439   $14,619    $47,565   $39,561
  Less employee stock-based
   compensation, net of tax effect         161       564      1,359     2,778
                                       -------   -------    -------   -------
  Pro forma                            $18,278   $14,055    $46,206   $36,783
                                       =======   =======    =======   =======

Basic earnings per share:
  As reported                          $  0.46   $  0.36    $  1.16   $  0.96
  Less employee stock-based
   compensation, net of tax effect        0.01      0.02       0.03      0.06
                                       -------   -------    -------   -------
  Pro forma                            $  0.45   $  0.34    $  1.13   $  0.90
                                       =======   =======    =======   =======

Diluted earnings per share:
  As reported                          $  0.45   $  0.35    $  1.15   $  0.95
  Less employee stock-based
   compensation, net of tax effect        0.00      0.01       0.03      0.07
                                       -------   -------    -------   -------
  Pro forma                            $  0.45   $  0.34    $  1.12   $  0.88
                                       =======   =======    =======   =======

No options were granted during the quarter ended March 31, 2005. The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                         QUARTER ENDED      NINE MONTHS ENDED
                                       -----------------    -----------------
                                       3/31/05   3/31/04    3/31/05   3/31/04
                                       -------   -------    -------   -------
Dividend yield                              --        --         --        --
Expected annualized volatility             N/A       48%    52%-56%   48%-53%
Risk free interest rates                   N/A      4.2%  3.2%-3.9% 3.9%-4.4%
Expected lives                             N/A   7 years    6 years   7 years

E. PROPERTY ACQUISITION:

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


F.  STOCK REPURCHASE:

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The investment bank borrowed the 2.9 million shares to complete the transaction and will purchase the replacement shares in the open market over a nine-month period beginning in March 2005. The ASB agreement is subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period. At the settlement of the contract, expected in December 2005, the Company will receive or pay the price adjustment. The ASB agreement can be settled, at the Company's option, in cash or shares of the Company's common stock and, accordingly the contract was classified as equity. The purchase price adjustment will be reflected in stockholders equity at the time of settlement.

Approximately 1.8 million of the shares repurchased are subject to a collar, which effectively sets a minimum and maximum price the Company will be obligated to pay for such shares. The collar was established in exchange for an up-front payment of $3.5 million. The minimum and maximum price for the
1.8 million shares is approximately $39.00 and $41.00, respectively. The maximum additional amount that could be required to be paid related to the shares subject to the collar is $8.5 million or about 215,000 shares. The adjusted price of the remaining 1.1 million repurchased shares will be based upon the difference between the volume weighted average price during the nine-month period and the initial $34.45 per share payment. For each $1.00 change in the average market price during the nine-month period, the Company's obligation under the uncollared portion of the agreement would increase or decrease by $1.1 million. There is no limit on the number of shares that could potentially be required to be paid under the uncollared portion of the agreement. Should the Company elect to settle the ASB agreement in shares, each $1.00 increase in the average market price over $40.00 during the nine-month period will increase the number of shares required for settlement under the uncollared portion of the agreement, but reduce the number of shares required by the collared portion of the contract by a net amount of about 15,000 shares. At an average market price of $40.00 (which approximated the average market price from the transaction date through March 31, 2005), the settlement amount for the contract would be approximately $14.8 million or about 370,000 shares.

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

 Results of Operations for the Quarter and Nine Months Ended March 31, 2005
           and the Quarter and Nine Months Ended March 31, 2004

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

Overall Results

Consolidated net earnings increased 26% and 20% for the quarter and nine months ended March 31, 2005 compared to the quarter and nine months ended March 31, 2004. The primary reason for the increase was increased net sales and improved margins. Net sales for the quarter and nine months ended March 31, 2005, increased 13% and 10%, respectively, from the same periods in the prior year. Gross margins percentages for the quarter and nine months ended March 31, 2005 were 81% and 79%, respectively, compared to 79% and 78% for the same periods in the prior year. The favorable impact on consolidated net earnings of the strengthening of the British pound as compared to the U.S. dollar for R&D Europe results was $115,000 and $735,000 for the quarter and nine months ended March 31, 2005, respectively. The Company generated cash of $54.9 million from operating activities in the first nine months of fiscal 2005 and repurchased 2.9 million shares of common stock for $104 million. Cash, cash equivalents and available-for-sale investments were $121 million at March 31, 2005 compared to $177 million at June 30, 2004.

Net Sales

Net sales for the quarter ended March 31, 2005 were $47.9 million, an increase of $5.4 million (13%) from the quarter ended March 31, 2004. Net sales for the nine months ended March 31, 2005 were $131.1 million, an increase of $12.3 million (10%) from the prior-year period. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 12% and 8% for the quarter and nine months ended March 31, 2005.

R&D Systems' Biotechnology Division net sales increased $4.7 million (18%) and $8.6 million (12%), respectively for the quarter and nine months ended March 31, 2005. The Biotechnology Division sales increase for the quarter was the result of increased U.S. retail sales. Sales for the quarter to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market, showed the greatest revenue growth over the prior year.

R&D Europe net sales increased $1.1 million (9%) and $4.3 million (13%) for the quarter and nine months ended March 31, 2005, respectively. Approximately $400,000 and $2.6 million of the increase in R&D Europe net sales for the quarter and nine months was the result of favorable exchange rates used in converting British pounds to U.S. dollars. In British pounds, R&D Europe net sales increased 6% and 5% for the quarter and nine months ended March 31, 2005.

R&D Systems' Hematology Division net sales decreased $417,000 (10%) and $624,000 (5%) for the quarter and nine months ended March 31, 2005. During the second quarter of fiscal 2005 a large OEM customer notified the Hematology Division that they were changing to a new primary vendor for certain controls and calibrators. Sales to this customer in the quarter ended March 31, 2005 decreased $428,000 from the prior-year third quarter. Although the Hematology Division continues to manufacture products for the customer as a secondary supplier, it is anticipated that the effect on revenues in the fourth quarter of fiscal 2005 will be a reduction of approximately $850,000. The reduction in Hematology Division revenues is not expected to have a significant impact on consolidated earnings and revenues.

Cost of Sales

The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory does not change significantly from quarter to quarter. Protein and antibody production is generally for high-volume products or for new products with limited initial sales. The Company capitalizes protein and antibody costs each period in inventory, however given the insignificant changes in these inventory balances each quarter, substantially all manufacturing costs for proteins and antibodies, consisting largely of wages, benefits, facility and equipment costs, are expensed each quarter. A change in inventory value as a result of changes in the two-year forecast is reflected in cost of sales in the period of change.
Manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $1.6 million and $1.7 million for the quarters ended March 31, 2005 and 2004, respectively. For the nine months ended March 31, 2005 and 2004, manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $4.9 million and $4.8 million, respectively.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                         QUARTER ENDED      NINE MONTHS ENDED
                                        -----------------   -----------------
                                        3/31/05   3/31/04   3/31/05   3/31/04
                                        -------   -------   -------   -------
Hematology Division                       41.9%     45.1%     46.6%     45.9%
Biotechnology Division                    82.5%     80.4%     80.9%     80.0%
R&D Systems Europe                        54.8%     53.8%     53.6%     51.3%
Consolidated                              80.9%     79.0%     79.4%     78.1%

Consolidated gross margins for the quarter and nine months ended March 31, 2005 improved from the quarter and nine months ended March 31, 2004 mainly as a result of higher Biotechnology Division margins. The higher Biotechnology Division margins are primarily due to increased sales of proteins and antibodies for which the costs expensed for the periods have not changed significantly from the prior year as discussed above. Consolidated gross margins for the quarter and nine months also improved as a result of higher margins at R&D Europe due to favorable exchange rates as a result of a weaker U.S. dollar to the British pound.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2005, increased $923,000 (17%) and $2.2 million (14%), respectively, from the same periods of last year.

                                         QUARTER ENDED      NINE MONTHS ENDED
                                        -----------------   -----------------
                                        3/31/05   3/31/04   3/31/05   3/31/04
                                        -------   -------   -------   -------
Hematology Division                     $   505   $   439   $ 1,350   $ 1,213
Biotechnology Division                    3,712     2,917    10,100     8,517
R&D Europe                                1,939     1,805     5,855     5,395
Corporate expenses                          223       295       998       933
                                        -------   -------   -------   -------
Total selling, general
 and administrative                     $ 6,379   $ 5,456   $18,303   $16,058
                                        =======   =======   =======   =======

Biotechnology Division selling, general and administrative expenses increased $795,000 (27%) and $1.6 million (19%) for the quarter and nine months ended March 31, 2005. The increase for the quarter and nine months was primarily the result of increased personnel costs related to annual wage increases and additional sales and marketing personnel (increases of $82,000 and $334,000 for the quarter and nine months, respectively), increased profit sharing accrual (increases of $370,000 and $556,000 for the quarter and nine months, respectively) and increased advertising and promotion expenditures (increases of $100,000 and $199,000 for the quarter and nine months, respectively).

The increase in R&D Europe selling, general and administrative expenses of $134,000 and $460,000 for the quarter and nine months ended March 31, 2005, was primarily the result of the change in foreign currency exchange rates used to convert results from British pounds to U.S. dollars. In British pounds, R&D Europe selling, general and administrative expenses increased 44,000 British pounds (1,022,000 and 978,000 British pounds for the quarters ended March 31, 2005 and 2004, respectively) and 13,000 British pounds (3,133,000 and 3,120,000 British pounds for the nine months ended
March 31, 2005 and 2004, respectively).

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):
                                         QUARTER ENDED      NINE MONTHS ENDED
                                        -----------------   -----------------
                                        3/31/05   3/31/04   3/31/05   3/31/04
                                        -------   -------   -------   -------
Hematology Division expenses            $   199   $   203   $   576   $   584
Biotechnology Division expenses           4,432     4,290    13,362    12,761
ChemoCentryx, Inc. losses                    --       519        --     1,783
Hemerus Medical, LLC losses                  --        23        --        23
Discovery Genomics, Inc. losses              --        47        --       344
                                        -------   -------   -------   -------
Total research and development
 expenses                               $ 4,631   $ 5,082   $13,938   $15,495
                                        =======   =======   =======   =======

Research and development expenses decreased $451,000 (9%) and $1.6 million (10%) for the quarter and nine months ended March 31, 2005, respectively. Included in research and development expenses for the quarter and nine months ended March 31, 2004 were the Company's share of losses by ChemoCentryx, Inc.
(CCX), Discovery Genomics, Inc. (DGI) and Hemerus Medical, LLC (Hemerus), companies in which the Company has invested. In May 2004, the Company changed from the equity method to the cost method of accounting for its investment in CCX and no longer records its share of CCX losses in its consolidated results. The change to the cost method of accounting for CCX was the result of the Company's ownership percentage declining below 20% and qualitative factors which indicated that the Company does not exercise significant influence over the operations of CCX. The Company's net investment in CCX at March 31, 2005 was $5.1 million. In the fourth quarter of fiscal 2004, the Company wrote off its investment in DGI as an impairment loss. Beginning in fiscal 2005, the Company's share of Hemerus losses is included in other non-operating expenses since the company began selling product and was no longer considered a development stage company. Excluding CCX, DGI and Hemerus losses, research and development expenses for the quarter and nine months ended March 31, 2005 increased $138,000 (3%) and $593,000 (4%), respectively, mainly as a result of wage increases.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains, rental income, real estate taxes, depreciation and utility expenses related to properties not used in operations, and the Company's fiscal 2005 share of losses by Hemerus Medical, LLC (Hemerus), in which the Company invested in January 2004. As Hemerus is a limited liability corporation, the Company is required to account for its investment using the equity method of accounting.
                                         QUARTER ENDED      NINE MONTHS ENDED
                                        -----------------   -----------------
                                        3/31/05   3/31/04   3/31/05   3/31/04
                                        -------   -------   -------   -------
Foreign currency (gains)/losses         $    29   $    85   $    (6)  $  (128)
Rental income                              (318)      (20)     (390)      (85)
Real estate taxes, depreciation and
 Utilities                                  527       350     1,369       726
Hemerus Medical, LLC losses                  85        --       232        --
                                        -------   -------   -------   -------
Total other non-operating expense
 (income)                               $   323   $   415   $ 1,205   $   513
                                        =======   =======   =======   =======

The Company's net investment in Hemerus at March 31, 2005 was $2.7 million. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in the company. Hemerus' success is dependent, in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Income Taxes

Income taxes for the quarter and nine months ended March 31, 2005 were provided at rates of approximately 33.9% and 34.2% of consolidated earnings before income taxes compared to 36.2% and 35.5% for the quarter and nine months ended March 31, 2004. The decrease in the effective tax rate was due to the reduction of non-deductible losses by CCX and DGI. U.S. federal taxes have been reduced by the credit for research and development expenditures and the benefit for extraterritorial income. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2005 to range from 34% to 36%.

Liquidity and Capital Resources

At March 31, 2005, cash and cash equivalents and available-for-sale investments were $121 million compared to $177 million at June 30, 2004. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of short-term available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $54.9 million from operating activities in the first nine months of fiscal 2005 compared to $48.1 million in the first nine months of fiscal 2004. The increase was mainly the result of increased earnings in the current year partially offset by a smaller increase in income taxes payable. For the nine months ended March 31, 2004 income taxes payable increased $3.1 million compared to $1.3 million in the nine months ended March 31, 2005. The difference was mainly the result of increased tax payments made in fiscal 2005.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal 2005 and 2004 were $10.2 million and $3.5 million, respectively. Included in fiscal 2005 capital expenditures was $8.4 million for property acquired in Minneapolis in January 2005. The purchase total price of the property was $10.4 million, $2 million of which was deposited in escrow in fiscal 2002. The property purchase was financed through cash on hand. Included in fiscal 2004 capital additions was $2.2 million related to property in southeast Minnesota. The Company acquired the property in fiscal 2003 and in fiscal 2004 constructed additional facilities at this site. The remaining capital additions in the first nine months of fiscal 2005 and 2004 were for laboratory and computer equipment and remodeling of laboratory space.

Remaining expenditures in fiscal 2005 for laboratory and computer equipment are expected to be approximately $800,000. The Company also plans, in late fiscal 2005 and early fiscal 2006, an estimated $8 million build-out of laboratory space at its Minneapolis facility and construction of an $800,000 barn on its property in southeast Minnesota. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the nine months ended March 31, 2005, the Company purchased $124 million and had sales or maturities of $189 million of available-for-sale investments. During the nine months ended March 31, 2004, the Company purchased $97.8 million and had sales or maturities of $63.5 million of available-for-sale investments. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

Cash Flows From Financing Activities

Cash of $1.4 million was received during the nine months ended March 31, 2005 for the exercise of warrants to purchase 120,000 shares of common stock.

Cash of $1.4 million and $3.0 million was received during the nine months ended March 31, 2005 and 2004, respectively, for the exercise of options for 57,000 and 175,000 shares of common stock. During the first nine months of fiscal 2005 and fiscal 2004, options for 16,120 and 1,000 shares of common stock were exercised by the surrender of 3,326 and 200 shares of the Company's common stock with fair market values of $131,000 and $9,000, respectively.

In the first nine months of fiscal 2005, the Company purchased 6,410 shares of common stock for its employee Stock Bonus Plans. These shares, along with 17,411 previously purchased shares, were issued to the Company's Stock Bonus Plans on September 15, 2004 to settle the fiscal 2004 accrued liability balance of $966,000.

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The repurchase of the shares was funded with a portion of the Company's cash and available-for-sale investments. The ASB agreement is subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period. At the settlement of the contract, expected in December 2005, the Company will receive or pay the price adjustment. The ASB agreement can be settled, at the Company's option, in cash or shares of the Company's common stock.

Approximately 1.8 million of the shares repurchased are subject to a collar, which effectively sets a minimum and maximum price the Company will be obligated to pay for such shares. The collar was established in exchange for an up-front payment of $3.5 million. The minimum and maximum price for the
1.8 million shares is approximately $39.00 and $41.00, respectively. The maximum additional amount that could be required to be paid related to the shares subject to the collar is $8.5 million or about 215,000 shares. The adjusted price of the remaining 1.1 million repurchased shares will be based upon the difference between the volume weighted average price during the nine-month period and the initial $34.45 per share payment. For each $1.00 change in the average market price during the nine-month period, the Company's obligation under the uncollared portion of the agreement would increase or decrease by $1.1 million. There is no limit on the number of shares that could potentially be required to be paid under the uncollared portion of the agreement. Should the Company elect to settle the ASB agreement in shares, each $1.00 increase in the average market price over $40.00 during the nine-month period will increase the number of shares required for settlement under the uncollared portion of the agreement, but reduce the number of shares required by the collared portion of the contract by a net amount of about 15,000 shares. At an average market price of $40.00 (which approximated the average market price from the transaction date through March 31, 2005), the settlement amount for the contract would be approximately $14.8 million or about 370,000 shares.

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

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note E to the financial statements included in this Form 10-Q and Note A to the financial statements included in the Company's June 30, 2004 Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

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


   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2005, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $60.8 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.4 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At March 31, 2005 and 2004, the Company had $31,000 and $26,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At March 31, 2005 and 2004, the U.K. subsidiary had $326,000 and $420,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency losses of 38,000 British pounds ($71,000) and 46,000 British pounds($85,000) for the quarters ended March 31, 2005 and 2004, respectively. For the nine months ended March 31, 2005 and 2004, the Company's U.K. subsidiary recognized net foreign currency gains of 84,000 British pounds ($156,000) and 76,000 British pounds ($128,000), respectively. The Company's German subsidiary recognized net foreign currency gains of 32,000 euros ($42,000) for the quarter ended March 31, 2005 and net foreign currency losses of 121,000 euros ($150,000) for the nine months ended March 31, 2005. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of March 31, 2005, the Company's long-term debt of $13.7 million consisted of a mortgage note payable with a floating interest rate at the one-month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 5.2% as of March 31, 2005.

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The ASB agreement is subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period. At the settlement of the contract, expected in December 2005, the Company will receive or pay the price adjustment. The ASB agreement can be settled, at the Company's option, in cash or shares of the Company's common stock.

Approximately 1.8 million of the shares repurchased are subject to a collar, which effectively sets a minimum and maximum price the Company will be obligated to pay for such shares. The collar was established in exchange for an up-front payment of $3.5 million. The minimum and maximum price for the
1.8 million shares is approximately $39.00 and $41.00, respectively. The maximum additional amount that could be required to be paid related to the shares subject to the collar is $8.5 million or about 215,000 shares. The adjusted price of the remaining 1.1 million repurchased shares will be based upon the difference between the volume weighted average price during the nine-month period and the initial $34.45 per share payment. For each $1.00 change in the average market price during the nine-month period, the Company's obligation under the uncollared portion of the agreement would increase or decrease by $1.1 million. There is no limit on the number of shares that could potentially be required to be paid under the uncollared portion of the agreement. Should the Company elect to settle the ASB agreement in shares, each $1.00 increase in the average market price over $40.00 during the nine-month period will increase the number of shares required for settlement under the uncollared portion of the agreement, but reduce the number of shares required by the collared portion of the contract by a net amount of about 15,000 shares. At an average market price of $40.00 (which approximated the average market price from the transaction date through March 31, 2005), the settlement amount for the contract would be approximately $14.8 million or about 370,000 shares.


                    ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no changes in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II. OTHER INFORMATION


                     ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2004.


   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2005:
                                                                    Maximum
                                            Total Number of       Approximate
                                           Shares Purchased     Dollar Value of
                                              as Part of        Shares that May
                  Total Number  Average    Publicly Announced  Yet Be Purchased
                   of Shares    Price Paid     Plans or         Under the Plans
Period             Purchased    Per Share      Programs           or Programs
----------------  ------------  ---------- ------------------   ---------------
1/1/05 - 1/31/05       0           --             0               $6.8 million
2/1/05 - 2/28/05       0           --             0               $6.8 million
3/1/05 - 3/31/05   2,902,758    $34.45(1)      2,902,758          $6.8 million

In May 1995, the Company announced a plan to purchase and retire its common stock. Repurchases of $40 million were authorized as follows: May 1995 - $5 million; April 1997 - $5 million; January 2001 - $10 million; October 2002 - $20 million. The plan does not have an expiration date.

 (1) On February 17, 2005, the Board of Directors of the Company approved the repurchase of approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The ASB agreement is subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period. At the settlement of the contract, expected in December 2005, the Company will receive or pay the price adjustment. The ASB agreement can be settled, at the Company's option, in cash or shares of the Company's common stock. The purchase price adjustment will be reflected in stockholders equity at the time of settlement.

Approximately 1.8 million of the shares repurchased are subject to a collar, which effectively sets a minimum and maximum price the Company will be obligated to pay for such shares. The collar was established in exchange for an up-front payment of $3.5 million. The minimum and maximum price for the
1.8 million shares is approximately $39.00 and $41.00, respectively. The maximum additional amount that could be required to be paid related to the shares subject to the collar is $8.5 million or about 215,000 shares. The adjusted price of the remaining 1.1 million repurchased shares will be based upon the difference between the volume weighted average price during the nine-month period and the initial $34.45 per share payment. For each $1.00 change in the average market price during the nine-month period, the Company's obligation under the uncollared portion of the agreement would increase or decrease by $1.1 million. There is no limit on the number of shares that could potentially be required to be paid under the uncollared portion of the agreement. Should the Company elect to settle the ASB agreement in shares, each $1.00 increase in the average market price over $40.00 during the nine-month period will increase the number of shares required for settlement under the uncollared portion of the agreement, but reduce the number of shares required by the collared portion of the contract by a net amount of about 15,000 shares. At an average market price of $40.00 (which approximated the average market price from the transaction date through March 31, 2005), the settlement amount for the contract would be approximately $14.8 million or about 370,000 shares.

              ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


        ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

None.


                    ITEM 5 - OTHER INFORMATION


None.

                       ITEM 6 - EXHIBITS

See exhibit index following.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TECHNE CORPORATION

                                        (Company)



Date:  May 9, 2005                      /s/ Thomas E. Oland
                                        ----------------------------------

                                        President, Chief Executive Officer


       May 9, 2005                      /s/ Gregory J. Melsen
                                        ----------------------------------

                                        Chief Financial Officer

                                EXHIBIT INDEX
                                      TO
                                  FORM 10-Q

                              TECHNE CORPORATION


Exhibit #                               Description
---------                               -----------

10.1                                    Accelerated Share Repurchase Agreement

31.1                                    Section 302 Certification

31.2                                    Section 302 Certification

32.1                                    Section 906 Certification

32.2                                    Section 906 Certification