Form 10-K
period 2005-06-30
TECHNE CORP /MN/
filed 2005-09-12
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined
in Exchange Act Rule 12b-2). (   ) Yes    (X) No

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on September 9, 2005 as reported on The Nasdaq Stock Market was approximately $2.1 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at September 9, 2005:
38,896,879.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

                           TABLE OF CONTENTS

                                                                       Page
 PART I

       Item 1.  Business                                                 3

       Item 2.  Properties                                              13

       Item 3.  Legal Proceedings                                       13

       Item 4.  Submission of Matters to a Vote of Security Holders     13

                Supplemental Item - Executive Officers of the Company   14

PART II

       Item 5.  Market for the Company's Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities                                              14

       Item 6.  Selected Financial Data                                 16

       Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           17

       Item 7A. Quantitative and Qualitative Disclosures about
                Market Risk                                             26

       Item 8.  Financial Statements and Supplementary Data             27

       Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                  43

       Item 9A. Controls and Procedures                                 43

       Item 9B. Other Information                                       45

PART III

       Item 10. Directors and Executive Officers                        45

       Item 11. Executive Compensation                                  45

       Item 12. Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters          46

       Item 13. Certain Relationships and Related Transactions          46

       Item 14. Principal Accountant Fees and Services                  46

PART IV

      Item 15.  Exhibits and Financial Statement Schedules              47

SIGNATURES                                                              49

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

In fiscal 1992, R&D Systems purchased Amgen Inc.'s research reagent and diagnostic assay kit business. With this purchase, R&D Systems obtained Amgen's Erythropoietin (EPO) kit, the Company's first enzyme-linked immunosorbent assay (ELISA) kit for a cytokine that had been cleared by the U.S. Food and Drug Administration (FDA) for clinical diagnostic use.

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

In fiscal 1999, R&D Systems purchased Genzyme Corporation's (Genzyme) research products business. This acquisition established R&D Systems as the world's leading supplier of research and diagnostic cytokine products.

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

In July 2005, the Company acquired Fortron Bio Science, Inc. and BiosPacific, Inc. for an aggregate $20 million in cash. Fortron develops and manufactures antibodies and BiosPacific is a worldwide supplier of biologics to manufacturers of in vitro immunodiagnostic kits. The acquisitions will help the Company expand into the diagnostic market by offering research reagents that may have future diagnostic application and/or developing products specifically for diagnostic markets.


THE MARKET

The Company, through its two operating subsidiaries, manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 2005, 2004 and 2003, R&D Systems' Hematology Division revenues accounted for approximately 9%, 11% and 11%, respectively, of consolidated revenues. Revenues from R&D Systems' Biotechnology Division were 62%, 62% and 63% and revenues from R&D Europe were 29%, 27% and 26% of consolidated revenues for fiscal 2005, 2004 and 2003, respectively.


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

The growing interest by academic and commercial researchers in cytokines exists because of the profound effect a tiny amount of a cytokine can have on the cells and tissues of the body. Cytokines are intercellular messengers. They act as signals by interacting with specific receptors on the affected cells and trigger events that can lead to significant changes in a cell, tissue or organism. For example, cytokines can signal a cell to differentiate, i.e., to acquire the features necessary for it to take on a more specialized task. Another example of cytokine action is the key role played in stimulating cells surrounding a wound to grow and divide, to attract migratory cells to the injury site and mediate the healing process.

In recent years, R&D Systems' Biotechnology Division has also added enzymes
and intracellular cell signaling reagents to its product portfolio.   Enzymes
are biological catalysts that accelerate a variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins. Many enzymes are important markers and therapeutic targets for diseases such as cancer, Alzheimer's, arthritis, diabetes, hypertension, obesity, AIDS and SARS.

The Biotechnology Division markets its cytokine assay kits under the tradename Quantikine(r). These kits are used by scientific researchers to quantify the level of a specific cytokine in a sample of serum, plasma or other biological fluid. Cytokine quantification is performed for basic research and in pharmaceutical discovery and development programs.

R&D Systems currently manufactures and sells over 8,500 biotechnology products.

Current Biotechnology Products

Cytokines and Enzymes. Cytokines, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest purity. Enzymes and related factors including enzyme substrates and inhibitors are highly purified and characterized to ensure the highest biological activity.

Antibodies. Antibodies are proteins produced by the immune system of an animal that specifically recognize and bind to target molecules. The Company's polyclonal antibodies are produced in animals (primarily goats) and purified from the animals' blood. Monoclonal antibodies are made by immortalized cell lines derived from the individual antibody producing cells of a rodent. Monoclonal antibodies are secreted from these cell lines during cell culture and purified from the cell culture medium.

Assay Kits. This product line includes R&D Systems' human and animal Quantikine kits which allow research scientists to quantify the amount of a specific analyte (cytokine, adhesion molecule, enzyme, etc.) in a sample of serum or other biological fluids.

Clinical Diagnostic Kits. The EPO kit, acquired from Amgen Inc. in fiscal 1992, was the first diagnostic assay for which R&D Systems received FDA marketing clearance. R&D Systems also has received FDA marketing clearance for its transferrin receptor (TfR) and Beta2-microglobulin kits.

Flow Cytometry Products. This product line includes R&D Systems' labeled antibodies and Fluorokine(r) kits, which are used to measure the presence or absence of cell surface receptors for specific cytokines by flow cytometry.

Intracellular Cell Signaling Products. This diverse product line provides reagents to study apoptosis (programmed cell death) and to elucidate signal transduction pathways. Products include antibodies, phospho-specific antibodies, antibody protein arrays, active caspases, kinases, and phosphatases, and ELISA assays to quantitate and measure the activity of apoptotic and signaling molecules.



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

Blood is composed of plasma, the fluid portion of which is mainly water, and blood cells, which are suspended in the plasma. There are three basic types
of blood cells:  red cells, white cells and platelets.   Hemoglobin in red
cells transport oxygen from the lungs throughout the body. White cells defend the body against foreign invaders. Platelets serve as a "plug" to stem blood flow at the site of an injury by initiating a complex series of biochemical reactions that lead to the formation of a clot.

These fundamental components (red cells, white cells and platelets) differ widely in size and concentration. As noted above, hematology controls are used in automated and semi-automated cell counting analyzers to make sure these instruments are counting blood cells in patient samples accurately.
One of the most frequently performed laboratory tests on a blood sample is a complete blood count or CBC. Doctors use this test in disease screening and diagnosis. More than one billion of these tests are done every year, the great majority with cell counting instruments. In most laboratories the CBC consists of the white cell count, the red cell count, the hemoglobin reading, and the hematocrit reading (the percent of red cells in a volume of whole blood after it has been centrifuged). Also included in a CBC test is the differential, which numbers and classifies the different types of white cells.

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

Linearity and Reportable Range Controls. These products provide a means of assessing the linearity of hematology analyzers for white blood cells, red blood cells, platelets and reticulocytes (immature red blood cells). Because hematology analyzers are single point calibrated, these products allow users to determine and validate the reportable range of an instrument.

Whole Blood Reticulocyte Controls. These controls are designed for manual and automated counting of reticulocytes.

Whole Blood Flow Cytometry Controls. These products are controls for flow cytometry instruments. These instruments are used to identify and quantify white blood cells by their surface markers.

Whole Blood Glucose/Hemoglobin Control. This product is designed to monitor instruments which measure glucose and hemoglobin in whole blood.

Erythrocyte Sedimentation Rate Control. This product is designed to monitor erythrocyte (red blood cell) sedimentation rate tests.

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

R&D Systems' Biotechnology Division is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems' Hematology Division has developed several new control products in fiscal 2005 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be developed or, if developed, can be successfully introduced into the marketplace.

Included in consolidated research and development expense through fiscal 2004 were the Company's share of equity method losses by CCX and DGI and Hemerus, companies in which the Company has invested. Research and development expense was as follows (in thousands):

                                        YEAR ENDED JUNE 30,
                                   2005          2004          2003
                                -------       -------       -------
    R&D Systems expenses        $18,379       $17,920       $17,393
    CCX losses                       --         2,437         2,580
    DGI losses                       --           364           608
    Hemerus losses                   --            52            --
                                -------       -------       -------
                                $18,379       $20,773       $20,581
                                =======       =======       =======
    Percent of revenue            10.3%         12.9%         14.2%


BUSINESS RELATIONSHIPS

The Company has invested in the Preferred Stock (Series A and B) of ChemoCentryx, Inc. (CCX). CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the equity investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX. Through April 2004, the Company held 26% of the outstanding stock of CCX and accounted for the investment under the equity method of accounting. In May and June, 2004, CCX obtained $38.1 million in financing through the issuance of approximately 14.7 million shares of Preferred (Series B) Stock. The financing included a $5.1 million investment by the Company. After the financing, the Company holds a 19.9% equity interest in CCX. The Company then evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, after April 2004, accounted for its investment on a cost basis. The Company's net investment in CCX was $5.1 million at June 30, 2005 and 2004. The Company has been issued warrants for 1.7 million shares of CCX Preferred Stock (Series A) at $5.00 per share, which expire on December 31, 2005.

In fiscal 2002, the Company made an equity investment of $3 million (1.5 million shares) and entered into a research and license agreement with Discovery Genomics, Inc. (DGI) of Minneapolis, Minnesota. DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drugable targets. The Company currently holds a 38% equity interest in DGI and warrants to acquire an additional 1.5 million shares at $2.50 per share. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty-free license to sell such products in the research market. The Company's investment is accounted for under the equity method of accounting. During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million.

On January 1, 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3 million. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Leukoreduced blood is important in blood transfusion. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research will involve joint projects to explore the use of Hemerus' filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting, as it is a limited liability corporation. The Company's net investment in Hemerus was $2.6 million and $2.9 million at June 30, 2005 and 2004, respectively.

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal 2005, 2004 and 2003, OEM contracts accounted for $6.8 million, $7.7 million and $7.2 million, respectively, or 4%, 5% and 5% of total consolidated revenues.


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

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission (NRC) and has been granted an NRC license due to expire in April 2006. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 2006. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they will not be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace radioisotopes.

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

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2005, 2004 and 2003, total royalties expensed under these licenses were approximately $2.6 million, $2.3 million and $2.3 million, respectively.

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

SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2005, 2004 or 2003.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this report or as of a comparable date for fiscal 2004. The majority of the Company's biotechnology products are shipped within one day of receipt of the customers' order. The majority of hematology products are shipped based on a preset, recurring schedule.


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


EMPLOYEES

R&D Systems had 489 full-time and 43 part-time employees as of June 30, 2005. R&D Europe had 49 full-time and 17 part-time employees as of June 30, 2005, including 9 full-time and 2 part-time at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom and Germany had no material effect on R&D Systems or R&D Europe in fiscal 2005.

GEOGRAPHIC AREA FINANICAL INFORMATION

Following is financial information relating to geographic areas (in thousands):

                                       YEAR ENDED JUNE 30,
                                    2005          2004          2003
                                --------      --------      --------
External sales
 United States                  $102,239      $ 94,559      $ 87,774
 Europe                           53,780        47,004        39,841
 Other areas                      22,633        19,694        17,396
                                --------      --------      --------
Total external sales            $178,652      $161,257      $145,011
                                ========      ========      ========
Long-lived assets
 United States                  $ 88,846      $ 81,870      $ 82,481
 Europe                              723           752           814
                                --------      --------      --------
Total long-lived assets         $ 89,569      $ 82,622      $ 83,295
                                ========      ========      ========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment and deposits on real estate.


RISK FACTORS

The following risk factors should be read carefully in connection with evaluation the Company's business and any forward-looking statements made in this Report and elsewhere. Any of the following risks could materially adversely affect the Company's business, operating results and financial condition.

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


INVESTOR INFORMATION

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, the Company files periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Financial and other information about the Company is available on its internet site (http://www.techne-corp.com). The Company makes available on its internet site, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

                             ITEM 2.  PROPERTIES

The Company owns the facilities its R&D Systems subsidiary occupies in Minneapolis, Minnesota. The R&D Systems complex currently includes 365,000 square feet of administrative, research and manufacturing space in three adjoining buildings.

In fiscal 2002, the Company purchased property adjacent to its Minneapolis facility for approximately $8.9 million. The Company has renovated this property and plans to lease approximately 70% of the 176,000 square foot building as retail and office space and use the remainder as warehouse and storage space. The Company has constructed a link to connect this building to its current facility. The Company will begin finishing the 78,000 square foot link, to be used primarily for laboratory space, in fiscal 2006.

On January 3, 2005, the Company acquired property adjacent to its Minneapolis facility for $10.4 million. Included in long-lived assets at June 30, 2004 was $2 million deposited in escrow in fiscal 2002 for the property. A portion of the property is currently leased to third parties and the Company plans to continue to lease out the building until the space is needed for its own operations.

In fiscal 2003, the Company purchased approximately 649 acres of farmland, including buildings, in southeast Minnesota for $2.7 million. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. The remaining property is used by the Company to house goats used for polyclonal antibody production. In fiscal 2005 and 2004, the Company constructed additional buildings on this site for $.8 million and $2.3 million, respectively.

Rental income from the above properties was $750,000, $131,000 and $72,000 in fiscal 2005, 2004 and 2003, respectively.

R&D Europe leases approximately 17,000 square feet in a building in Abingdon, England. Base rent was $473,000 in fiscal 2005.

R&D GmbH leases approximately 2,300 square feet as a sales office in Wiesbaden-Nordenstadt, Germany. Base rent was $42,000 in fiscal 2005.

The Company believes the owned and leased property discussed above are adequate to meet its occupancy needs in the foreseeable future.


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


            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2005 fiscal year.

                     EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

Name              Age         Position                        Officer Since
----------------- ---   ------------------------------------- -------------
Thomas E. Oland    64   Chairman of the Board, President,         1985
                          Treasurer, Chief Executive and
                          Director
Dr. Monica Tsang   60   Vice President, Research                  1995

Marcel Veronneau   51   Vice President, Hematology Operations     1995

Gregory J. Melsen  53   Vice President of Finance and Chief       2004
                          Financial Officer

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

(b) The business experience of the executive officers during the past five years is as follows:

Thomas E. Oland has been Chairman of the Board, President, Treasurer and Chief Executive Officer of the Company since December 1985. Mr. Oland also served as Chief Financial Officer of the Company from December 1985 to December 2004.

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

Gregory J. Melsen joined the Company in December 2004 as Vice President of Finance and Chief Financial Officer. From 2002 to 2004, he served as Vice President and Chief Financial Officer of PLATO Learning, Inc., a publicly held provider of computer-based and e-learning educational software. From 1999 to 2001, he held the position of Vice President of Finance, Treasurer and Chief Financial Officer of American Medical Systems Holdings, Inc., a publicly traded medical device manufacturer.


                                   PART II


     ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER
                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on The Nasdaq National Market under the symbol "TECH." The following table sets forth for the periods indicated the range of the closing price per share for the Company as reported by the Nasdaq Stock Market.
                       Fiscal 2005 Price      Fiscal 2004 Price
                        High     Low             High    Low
                       ------  ------           ------  ------
1st Quarter            $43.11  $36.01           $35.40  $28.11
2nd Quarter             40.09   34.96            39.00   32.10
3rd Quarter             41.54   33.11            42.20   37.35
4th Quarter             47.25   39.70            43.45   37.48

As of September 12, 2005, there were approximately 300 shareholders of record. As of September 12, 2005, there were over 24,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future.

The following table sets forth the repurchases of Company Common Stock for the quarter ended June 30, 2005.

                                                          Maximum Approximate
                                                             Dollar Value
                                         Total Number of       of Shares
                                         Shares Purchased    that May Yet
               Total Number  Average        as Part of       Be Purchased
                of Shares   Price Paid Publicly Announced   Under the Plans
Period           Purchased  Per Share   Plans or Programs     or Programs
-----------    ------------ ---------- ------------------ -------------------
4/1/05-4/30/05       0          --              0            $6.8 million
5/1/05-5/31/05       0          --              0            $6.8 million
6/1/05-6/30/05       0          --              0            $6.8 million

In May 1995, the Company announced a plan to purchase and retire its Common Stock. Repurchases of $40 million were authorized as follows: May 1995 - $5 million; April 1997 - $5 million; January 2001 - $10 million; October 2002 - $20 million. The plan does not have an expiration date.

On February 17, 2005, the Board of Directors of the Company approved the repurchase of approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The ASB agreement is subject to a market price adjustment provision based upon a volume weighted average price during the nine-month period ending in December 2005. In December 2005, the Company will, at its option, settle the ASB agreement in cash or shares of the Company's common stock. At an average market price of $43.50, which approximates the average market price from the transaction date through June 30, 2005, the settlement amount for the contract would be approximately $18.6 million or about 428,000 shares. The purchase price adjustment will be reflected in stockholders equity at the time of settlement.

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

                     ITEM 6.  SELECTED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

Revenue, Earnings and Cash
Flow Data For the Years
Ended June 30,                 2005     2004      2003     2002(1)      2001
--------------------------- --------  --------  --------  --------  --------
Net sales                   $178,652  $161,257  $145,011  $130,900  $115,357
Gross margin(2)                 79.4%     78.4%     75.6%     75.2%     75.4%
Selling, general and
 administrative expenses(2)     13.7%     13.5%     13.4%     15.1%     15.1%
Research and development
 expenses(2)                    10.3%     12.9%     14.2%     13.3%     12.6%
Operating income(2)             54.7%     51.0%     46.7%     26.8%     40.0%
Earnings before income
 taxes(2)                       55.9%     51.2%     48.0%     28.8%     41.4%
Net earnings(2)                 37.0%     32.8%     31.3%     20.7%     29.5%
Return on average equity        23.4%     19.8%     20.5%     14.1%     21.4%
Return on average assets        21.3%     18.0%     18.1%     12.0%     17.2%
Diluted earnings per share  $   1.62  $   1.27  $   1.08  $   0.64  $   0.80
Capital expenditures          11,410     3,710    15,194    22,276     6,815
Depreciation and
 amortization(3)               6,108     6,040     6,353    12,688    12,737
Interest expense                 822       678       974     1,320     1,381
Net cash provided by
 operating activities         74,433    65,553    55,238    27,667    46,372

Balance Sheet, Common Stock
And Employee Data as of
June 30,                      2005     2004      2003     2002(1)      2001
--------------------------- --------  --------  --------  --------  --------
Cash, cash equivalents
 and short-term available-
 for-sale investments       $ 97,134  $ 93,735  $118,763  $ 97,064  $ 97,072
Receivables                   23,722    21,099    19,179    19,414    18,322
Inventories                    7,758     7,457     6,332     6,077     5,438
Working capital              120,965   114,606   138,707   114,448   108,300
Total assets                 295,263   325,460   263,277   238,247   215,525
Long-term debt, less
 current portion              13,378    14,576    15,852    17,101    18,050
Stockholders' equity         267,869   297,425   236,617   206,517   177,660
Average common and
 common equivalent
 shares (in thousands)        40,920    41,697    42,031    42,523    42,668
Book value per share(4)    $    6.93  $   7.23  $   5.78  $   4.97  $   4.29
Share price:
 High                          47.25     43.45     34.75     37.05     74.00
 Low                           33.11     28.11     18.95     25.30     22.50
Price to earnings ratio(5)        28        34        28        44        41
Current ratio                   9.63      9.52     13.86      8.82      7.81
Quick ratio                     8.62      8.53     12.76      7.96      7.26
Full-time employees              538       534       525       509       494

(1) Fiscal 2002 results include a $17.5 million before tax charge ($11.4 million after tax and $.27 diluted earnings per share) for settlement of litigation with Amgen Inc.

(2) As a percent of net sales.

(3) The fiscal 2003 decrease in depreciation and amortization was primarily the result of adoption of Statement of Financial Accounting Standards No. 142, which required the cessation of goodwill amortization.

(4) Total stockholders' equity divided by total shares outstanding at June 30.

(5) Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.

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


OVERALL RESULTS

Consolidated net earnings increased 24.9% for fiscal 2005 as compared to fiscal 2004. Increased net sales was the primary reason for the improvement. Net sales increased 10.8% from fiscal 2004. A lower effective income tax rate, reduced losses and write-offs from equity investments and increased gross margins from 78.4% to 79.4% also contributed to the improvement in net earnings. The favorable impact on consolidated net earnings of the strengthening of the British pound as compared to the U.S. dollar for R&D Europe results was $868,000 for the year ended June 30, 2005.

Consolidated net earnings increased 16.6% for fiscal 2004 as compared to fiscal 2003. The primary reasons for the increase were increased net sales and improved gross margins. Net sales increased 11.2% from fiscal 2003 and gross margins increased from 75.6% to 78.4%. The favorable impact on consolidated net earnings of the strengthening of the British pound as compared to the U.S. dollar for R&D Europe results was $1.1 million for the year ended June 30, 2004.


RESULTS OF OPERATIONS

Net sales (in thousands):

                                    YEAR ENDED JUNE 30,
                             2005          2004         2003
                           --------      --------     --------
Biotechnology Division     $111,153      $ 99,382     $ 90,965
R&D Systems Europe           51,315        44,397       37,380
Hematology Division          16,184        17,478       16,666
                           --------      --------     --------
                           $178,652      $161,257     $145,011
                           ========      ========     ========

Net sales for fiscal 2005 were $178.7 million, an increase of $17.4 million (10.8%) from fiscal 2004. Consolidated net sales in fiscal 2005 were affected by favorable exchange rates used in converting British pounds to U.S. dollars. Excluding the effect of foreign currency exchange rates, consolidated net sales increased 8.9% for fiscal 2005. Biotechnology Division net sales for fiscal 2005 increased $11.8 million (11.8%) from fiscal 2004, the majority of which ($9.7 million) was from increased U.S. retail sales. The effect of foreign exchange rates on R&D Europe's net sales for fiscal 2005 was an increase of approximately $3.0 million. R&D Europe's net sales in British pounds increased 8.9% in fiscal 2005. The decrease in Hematology Division net sales in fiscal 2005 was the result of the reduction in sales to one OEM customer beginning in January 2005. Sales to this customer in the second half of fiscal 2004 were $1.4 million.

Net sales for fiscal 2004 were $161.3 million, an increase of $16.2 million (11.2%) from fiscal 2003. Consolidated net sales in fiscal 2004 were also affected by favorable exchange rates used in converting British pounds to U.S. dollars. Excluding the effect of foreign currency exchange rates, consolidated net sales increased 8.4% for fiscal 2004. Biotechnology Division net sales for fiscal 2004 increased $8.4 million (9.3%) from fiscal 2003, the majority of which ($6.9 million) was from increased U.S. retail sales. The effect of foreign exchange rates on R&D Europe's net sales for fiscal 2004 was an increase of approximately $4.0 million. R&D Europe's net sales in British pounds increased 8.0% in fiscal 2004.

Cost of sales. The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Proteins and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory does not change significantly from quarter to quarter. Protein and antibody production is generally for high-volume products or for new products with limited initial sales. The Company capitalizes protein and antibody costs each period in inventory, however given the insignificant changes in these inventory balances each quarter, substantially all manufacturing costs for proteins and antibodies, consisting largely of wages, benefits, facility and equipment costs, are expensed each quarter. A change in inventory value as a result of estimate changes in the two-year forecast is reflected in cost of sales in the period of change. Manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $6.6 million, $6.4 million and $6.7 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Gross margins, as a percentage of net sales, were as follows:

                                    YEAR ENDED JUNE 30,
                             2005          2004         2003
                           --------      --------     --------
Biotechnology Division       80.7%         80.4%        79.0%
R&D Systems Europe           53.2%         51.4%        41.8%
Hematology Division          46.5%         46.2%        47.2%
Consolidated                 79.4%         78.4%        75.6%

The increase in gross margin percentage in fiscal 2005 was mainly the result of R&D Europe's gross margin increasing from 51.4% in fiscal 2004 to 53.2% as a result of favorable exchange rates between a weaker U.S. dollar and stronger British pound.

The majority of the increase in gross margin percentage from fiscal 2003 to fiscal 2004 was the result of R&D Europe's gross margins increasing from 41.8% to 51.4%, respectively. Approximately one-half of this increase was due to favorable exchange rates as a result of a weaker U.S. dollar to the British pound and one-half was due to the expiration, on June 30, 2003, of a five-year, 5% royalty agreement associated with the purchase of Genzyme, Inc.'s reagent business in fiscal 1999. R&D Europe expensed $1.8 million in fiscal 2003 under this agreement. The Biotechnology Division gross margin percentage increase of 1.4% in fiscal 2004 from fiscal 2003, was mainly a result of changes in product and customer mix. The Hematology Division gross margin percentage decrease of 1% in fiscal 2004 was due to changes in customer mix.

Selling, general and administrative expenses increased $2.8 million (12.7%) and $2.3 million (12.1%) in fiscal 2005 and 2004, respectively. Selling, general and administrative expenses were as follows (in thousands):

                                   YEAR ENDED JUNE 30,
                             2005          2004         2003
                           --------      --------     --------

Biotechnology Division      $13,517       $11,761      $10,825
Hematology Division           1,808         1,697        1,507
                            -------       -------      -------
 R&D Systems, Inc.           15,325        13,458       12,332
R&D Systems Europe            7,866         7,194        6,355
Corporate                     1,285         1,073          690
                            -------       -------      -------
                            $24,476       $21,725      $19,377
                            =======       =======      =======

R&D System's selling, general and administrative expenses increased $1.9 and $1.1 million in fiscal 2005 and 2004, respectively. The increase in fiscal 2005 was the result of increased profit sharing and stock bonus expense of $742,000, increased Biotechnology Division personnel costs related to annual wage increases and additional sales and marketing personnel of $326,000 and increased advertising, promotion and web-site design consulting of $152,000. The increase in fiscal 2004 from fiscal 2003 was mainly the result of increased profit sharing and stock bonus expense of $902,000.

R&D Europe's selling, general and administrative expenses increased
$672,000 (9%) and $839,000 (13%) in fiscal 2005 and 2004, respectively. The majority of the increases were the result of the exchange rates to convert expenses from British pounds to U.S. dollars. In British pounds, R&D Europe's selling, general and administrative expenses increased 3% for both fiscal 2005 and 2004.

Corporate selling, general and administrative expenses increased $212,000 and $383,000 in fiscal 2005 and 2004, respectively. The increase in fiscal 2005 was the result of higher audit and accounting related fees. The increase in fiscal 2004 was largely the result of increased consulting fees incurred associated with compliance with Sarbanes-Oxley ($173,000), higher audit and accounting related fees ($78,000) and higher directors' and officers' liability insurance premiums ($100,000).

Research and development expenses decreased $2.4 million in fiscal 2005 after increasing $192,000 in fiscal 2004. Included in research and development expenses in fiscal 2003 and 2004 are the Company's share of losses in equity method investments.

Research and development expenses are composed of the following (in thousands):

                                       YEAR ENDED JUNE 30,
                                 2005          2004         2003
                               --------      --------     --------
Biotechnology Division          $17,609       $17,139      $16,623
Hematology Division                 770           781          770
                                -------       -------      -------
 R&D Systems, Inc.               18,379        17,920       17,393
ChemoCentryx, Inc. losses            --         2,437        2,580
Discovery Genomics, Inc. losses      --           364          608
Hemerus Medical. LLC losses          --            52           --
                                -------       -------      -------
                                $18,379       $20,773      $20,581
                                =======       =======      =======

In May 2004, the Company changed from the equity method to the cost method of accounting for its investment in CCX and no longer records its share of CCX losses in its consolidated results. The change to the cost method of accounting for CCX was the result of the Company's ownership percentage declining below 20% and qualitative factors which indicated that the Company does not exercise significant influence over the operations of CCX. The Company's net investment in CCX at both June 30, 2005 and 2004 was $5.1 million. As a development stage company, CCX is dependent on its ability to raise additional funds to continue its research and development efforts. If such funding were unavailable or inadequate to fund operations, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million as an impairment loss.

Beginning in fiscal 2005, the Company's share of Hemerus losses are included in other non-operating expenses since Hemerus began selling product and was no longer considered a development stage company.

Excluding CCX, DGI and Hemerus losses, research and development expenses by the Company increased $459,000 and $527,000 in fiscal 2005 and 2004, respectively. These increases were primarily the result of the development of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division.

Other non-operating expense (income) consists of foreign currency transaction gains, rental income, building expenses related to properties not used in operations and the Company's fiscal 2005 share of equity in losses by Hemerus as follows (in thousands):

                                        YEAR ENDED JUNE 30,
                                  2005          2004         2003
                                --------      --------     --------
Foreign currency gains           $   (94)      $   (64)     $  (356)
Rental income                       (750)         (131)         (72)
Real estate taxes, depreciation
 and utilities                     1,701           977          550
Hemerus Medical, LLC losses          306            --           --
                                 -------       -------      -------
                                 $ 1,163       $   782      $   122
                                 =======       =======      =======

The Company's net investment in Hemerus at June 30, 2005 and 2004 was $2.6 million and $2.9 million, respectively. Hemerus' success is dependent in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Income taxes for fiscal 2005, 2004 and 2003 were provided at rates of approximately 33.8%, 35.9% and 34.7%, respectively. U.S. federal taxes have been reduced as a result of federal tax-exempt interest income, the federal benefit of extraterritorial income and the federal and state credits for research and development expenditures. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for fiscal 2006 to be 34% to 35%.



                 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                         FISCAL 2005                      FISCAL 2004
                FIRST   SECOND  THIRD  FOURTH   FIRST    SECOND  THIRD   FOURTH
                 QTR.    QTR.    QTR.   QTR.     QTR.     QTR.    QTR.    QTR.
               ------- ------- ------- -------  ------- -------- ------- -------
Net sales      $40,919 $42,247 $47,935 $47,551  $37,993 $ 38,264 $42,542 $42,459
Gross margin    32,032  33,306  38,797  37,704   29,330   29,823  33,595  33,621
Earnings
 before taxes   21,747  22,686  27,904  27,550   19,357   19,025  22,928  21,231
Income taxes     7,555   7,752   9,465   8,983    6,785    6,655   8,309   7,864
Net earnings    14,192  14,934  18,439  18,567   12,572   12,370  14,619  13,367
Basic earnings
 per share        0.34    0.36    0.46    0.48     0.31     0.30    0.36    0.33
Diluted earnings
 per share        0.34    0.36    0.45    0.47     0.30     0.30    0.35    0.32

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2005 were $139 million compared to $177 million at June 30, 2004. At June 30, 2003, cash, equivalents and available-for-sale investments were $119 million. The Company has an unsecured line of credit of $750,000 available at June 30, 2005. The line of credit expires on October 31, 2005. The interest rate on the line of credit is at the prime rate (6.25% at June 30, 2005). There were no borrowings on the line in the current or prior fiscal year.

Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, debt repayment, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash flows from operating activities. The Company generated cash from operations of $74.4 million, $65.6 million and $55.2 million in fiscal 2005, 2004 and 2003, respectively. The increase in cash generated from operating activities in fiscal 2005 of $8.8 million was the result of a net earnings increase of $13.2 million partially offset by a smaller increase in income taxes payable. Excluding the losses by equity method investments and the impairment loss in fiscal 2004, which do not affect cash balances, net earnings in fiscal 2005 increased $8.8 million from fiscal 2004. For the year ended June 30, 2005, income taxes payable increased $307,000 compared to $3.3 million for the year ended June 30, 2004. The difference was mainly the result of increased tax payments made in fiscal 2005.

The increase in cash generated from operating activities in fiscal 2004 of $10.3 million was the result of increased net earnings and a smaller decrease in trade and other accounts payable compared to fiscal 2003. These changes were partially offset by a smaller increase in income taxes payable in fiscal 2004 compared to fiscal 2003. Net earnings in fiscal 2004 increased $9.1 million before the $1.5 million impairment loss, which did not affect the Company's cash balances. A $6.1 million decrease in trade and other accounts payable in fiscal 2003 was mainly the result of $3.8 million less in royalties payable to Genzyme, Inc. stemming from the fiscal 1999 acquisition of Genzyme's research product business under which royalties were due through fiscal 2003. The $3.1 million change in income taxes payable between fiscal 2003 and fiscal 2004 was due to higher U.S. taxable income in fiscal 2004 ($4.0 million increase in income taxes payable compared to fiscal 2003) offset by higher U.S. income tax payments in fiscal 2004 ($7.5 million more than made in fiscal 2003).

Cash flows from investing activities. Capital additions consist of the following (in thousands):

                                            YEAR ENDED JUNE 30,
                                      2005          2004         2003
                                    --------      --------     --------
Laboratory, manufacturing,
 and computer equipment              $ 1,712       $ 1,127      $   977
Property purchase (Minneapolis)        8,350            --           --
Renovation/construction
 (Minneapolis)                           555           253       11,310
Construction/property
 purchase (southeast Minnesota)          793         2,330        2,705
Building improvements (Minneapolis)       --            --          202
                                     -------       -------      -------
                                     $11,410       $ 3,710      $15,194
                                     =======       =======      =======

On January 3, 2005, the Company acquired property adjacent to its Minneapolis facility for $10.4 million. Two million of the purchase price had been deposited in escrow in fiscal 2002. The renovation and construction costs in fiscal 2005, 2004 and 2003 were for renovation of Minneapolis property purchased in fiscal 2002, construction connecting the purchased property to R&D Systems' existing property and construction of a parking ramp. The Company acquired property in southeast Minnesota in fiscal 2003 and, in fiscal 2004 and 2005 constructed additional facilities at this site to house goats used in the production of its antibodies. The land and building purchases and construction were all financed through cash on hand, cash generated from operations and maturities of short-term available-for-sale investments. Costs to finish construction in Minneapolis are estimated at $8 million and are expected to be completed in mid-fiscal 2006. All construction is expected to be financed through currently available funds and cash generated from operating activities.

Capital additions for laboratory, manufacturing and computer equipment planned for fiscal 2006 are expected to be approximately $2.2 million and are expected to be financed through currently available cash and cash generated from operations.

The Company's net purchases of (proceeds from) available-for-sale investments in fiscal 2005, 2004 and 2003 was ($65.1) million, $47.3 million, and $6.5 million, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

In fiscal 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3 million. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. The Company accounts for its investment in Hemerus under the equity method of accounting. The Company's net investment in Hemerus, was $2.6 and $2.9 million at June 30, 2005 and 2004, respectively.

In fiscal 2004, the Company made additional investments totaling $5.1 million in ChemoCentryx, Inc. (CCX), a technology and drug development company. After the additional investments, the Company holds a 19.9% equity interest in CCX and accounts for the investment under the cost method of accounting as discussed previously. The Company's net investment in CCX was $5.1 million at both June 30, 2005 and 2004.

Subsequent to June 30, 2005, the Company, through its R&D Systems subsidiary, acquired Fortron Bio Science, Inc. and BiosPacific, Inc. All of the shares of privately-held Fortron and substantially all of the assets of privately-held BiosPacific were acquired for an aggregate $20.0 million in cash. R&D Systems also assumed certain liabilities of BiosPacific, and incurred transaction expenses. The transactions were financed through cash and cash equivalents on hand at June 30, 2005.

Cash flows from financing activities. The Company received $1.4 million for the exercise of warrants to purchase 120,000 shares of common stock in fiscal 2005. The Company received $6.6 million, $4.1 million and $2.4 million for the exercise of options for 252,000, 241,000 and 265,000 shares of common stock in fiscal 2005, 2004 and 2003, respectively.

In fiscal 2003, the Company purchased 50,000 shares of common stock for its employee Stock Bonus Plans for $1.1 million. The shares were issued to the Company's Stock Bonus Plans to settle the fiscal 2002 accrued liability balance of $296,000 (12,587 shares) and the fiscal 2003 accrued liability balance of $457,000 (20,002 shares). The remaining 17,411 shares were issued to the Company's Stock Bonus Plans in fiscal 2005 at fair market value of $704,000. These shares along with 6,410 shares purchased in fiscal 2005 for $260,000 were issued to settle the fiscal 2004 accrued liability balance of $964,000.

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The effect of the reduction in oustanding shares on earnings per diluted share was $0.04 in fiscal 2005. The repurchase of the shares was funded with a portion of the Company's cash and available-for-sale investments. The ASB agreement is subject to a market price adjustment provision based upon a volume weighted average price during the nine-month period ending in December 2005. In December 2005, the Company will, at its option, settle the ASB agreement in cash or shares of the Company's common stock. At an average market price of $43.50, which approximates the average market price from the transaction date through June 30, 2005, the settlement amount for the contract would be approximately $18.6 million or about 428,000 shares.

In fiscal 2003, the Company purchased and retired 1,027,000 shares of Company common stock at a market value of $22.5 million. In May 1995, the Company announced a plan to purchase and retire its common stock. Since May 1995, in addition to the ASB transaction previously discussed, the Board of Directors has authorized the purchase of $40 million of common stock. Through June 30, 2005, $33 million of common stock had been purchased under the plan.

The Company has never paid cash dividends and currently has no plans to do so in fiscal 2006.


CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2005 (in thousands):

                                      PAYMENTS DUE BY PERIOD
                           -------------------------------------------------
                                     LESS THAN     1-3       4-5     AFTER
                            TOTAL    1 YEAR       YEARS     YEARS    5 YEARS
                           -------   ---------   -------   -------   -------
Long-term debt             $14,616   $ 1,238     $ 2,706   $ 3,047   $ 7,625
Operating leases             5,427       610       1,107       970     2,740
Minimum royalty payments       106       106          --        --        --
                           -------   -------     -------   -------   -------
                           $20,149   $ 1,954     $ 3,813   $ 4,017   $10,365
                           =======   =======     =======   =======   =======

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations other than the ASB agreement discussed previously, that have, or are reasonably likely to have, a material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


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

Valuation of accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's established provisions, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Gross trade receivables totaled $22.2 million and the allowance for doubtful accounts was $118,000 at June 30, 2005.

Valuation of inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Proteins and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory does not change significantly from quarter to quarter. Protein and antibody production is generally for high-volume products or for new products with limited initial sales. The Company capitalizes protein and antibody costs each period in inventory, however given the insignificant changes in these inventory balances each quarter, substantially all manufacturing costs for proteins and antibodies, consisting largely of wages, benefits, facility and equipment costs, are expensed each quarter. A change in inventory value as a result of estimate changes in the two-year forecast is reflected in cost of sales in the period of change. Manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $6.6 million in fiscal 2005. Inventories of proteins and antibodies in excess of the two-year usage forecast were $10.2 million at June 30, 2005.

Valuation of goodwill. The Company is required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is considered to be impaired if it is determined that the carrying value of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying value of shared assets to the reporting units. The Company's annual assessment included comparison of the carrying value of the net assets of the Biotechnology Division to its share of the Company's market capitalization at June 30, 2005. A significant change in the Company's market capitalization or in the carrying value of net assets of the Biotechnology Division could result in an impairment charge in future periods. Goodwill at June 30, 2005 was $12.5 million.

Valuation of intangible and other long-lived assets. The Company periodically assesses the impairment of intangible and other long-lived assets which requires it to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying value exceeds the asset groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying value exceeds its fair value would be written off as an impairment loss. Intangible assets and other long-lived assets at June 30, 2005, were $1.6 million and $617,000, respectively.

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

The Company periodically assesses its equity investments for impairment. Development stage companies, of the type the Company has invested in, are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or FDA clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company's net investments at June 30, 2005 in CCX and Hemerus were $5.1 million and $2.6 million, respectively. During the fourth quarter of fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million.

Income taxes. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In fiscal 2005, the Company reached a settlement with the State of Minnesota for $525,000 for fiscal years 2000 to 2002. The settlement was fully accrued for at June 30, 2004.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), SHARE-BASED PAYMENT. SFAS No. 123R is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense of about $1.2 million or $0.03 per diluted share is anticipated for fiscal 2006. The ultimate amount of increased compensation expense will be dependent on the number of future option shares granted, their timing and vesting period and the method used to calculated the fair value of the awards, among other factors.

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

In December 2004, the FASB issued Staff Position No. 109-1, APPLICATION OF FASB STATEMENT NO. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES, TO THE TAX DEDUCTION ON QUALIFIED PRODUCTION ACTIVITIES PROVIDED BY THE AMERICAN JOBS CREATION ACT OF 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

The FASB also issued Staff Position No. 109-2, ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATION ACT OF 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company periodically evaluates the possibility of repatriating foreign earnings. At the present time, deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries as it is the Company's intent to indefinitely reinvest the undistributed earnings.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. The Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. Adoption of the Statement is not expected to have a significant impact on the Company's consolidated financial statements.


MARKET RISK

At the end of fiscal 2005, the Company had an independently managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $58.7 million (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.4 million effect on consolidated operating income annually. Month-end exchange rates between the British pound and the U.S. dollar were as follows:

                                           YEAR ENDED JUNE 30,
                                  2005          2004         2003
                                --------      --------     --------
High                             $1.92         $1.87         $1.66
Low                               1.79          1.58          1.55
Average                           1.86          1.75          1.59

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At June 30, 2005 and 2004, the Company had $642,000 and $119,000 dollar denominated intercompany debt at its U.K. subsidiary and the U.K. subsidiary had $510,000 and $93,000 dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of 135,000 British pounds ($251,000), 36,000 British pounds($64,000) and 224,000 British pounds
($356,000) for the years ended June 30, 2005, 2004 and 2003, respectively. The Company's German subsidiary recognized net foreign currency losses of 125,000 euros ($157,000) for the year ended June 30, 2005. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of June 30, 2005, the Company's long-term debt consisted of a mortgage note payable. The interest rate on the mortgage is at a floating interest rate at the one month London interbank offered rate (Libor) plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 5.6% as of June 30, 2005.

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The ASB agreement is subject to a market price adjustment provision based upon a volume weighted average price during the nine-month period ending in December 2005. In December 2005, the Company will, at its option, settle the ASB agreement in cash or shares of the Company's common stock. At an average market price of $43.50, which approximates the average market price from the transaction date through June 30, 2005, the settlement amount for the contract would be approximately $18.6 million or about 428,000 shares.

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

The Company undertakes no obligation to update or revise any forward-looking statements made due to new information or future events. Investors are cautioned not to place undue emphasis on these statements.


               ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                            ABOUT MARKET RISK

See discussion under "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF EARNINGS
                     TECHNE CORPORATION AND SUBSIDIARIES
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Net sales                                     $178,652   $161,257   $145,011
Cost of sales                                   36,813     34,887     35,396
                                              --------   --------   --------
Gross margin                                   141,839    126,370    109,615
                                              --------   --------   --------
Operating expenses:
 Selling, general and administrative            24,476     21,725     19,377
 Research and development                       18,379     20,773     20,581
 Amortization of intangible assets (Note D)      1,221      1,599      1,939
                                              --------   --------   --------
  Total operating expenses                      44,076     44,097     41,897
                                              --------   --------   --------
Operating income                                97,763     82,273     67,718
                                              --------   --------   --------
Other expense (income):
 Interest expense                                  822        678        974
 Interest income                                (4,109)    (3,251)    (2,933)
 Impairment loss on equity investment (Note A)      --      1,523         --
 Other non-operating expense, net                1,163        782        122
                                              --------   --------   --------
  Total other income                            (2,124)      (268)    (1,837)
                                              --------   --------   --------
Earnings before income taxes                    99,887     82,541     69,555
Income taxes (Note H)                           33,755     29,613     24,159
                                              --------   --------   --------
Net earnings                                  $ 66,132   $ 52,928   $ 45,396
                                              ========   ========   ========
Earnings per share:
 Basic                                        $   1.64   $   1.29   $   1.10
 Diluted                                      $   1.62   $   1.27   $   1.08
Weighted average common shares outstanding:
 Basic                                          40,359     41,046     41,237
 Diluted                                        40,920     41,697     42,031

                See Notes to Consolidated Financial Statements.

                        CONSOLIDATED BALANCESHEETS
                      TECHNE CORPORATION AND SUBSIDIARIES
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           JUNE 30,
                                                       2005       2004
                                                     --------   --------
ASSETS
Current assets:
 Cash and cash equivalents                           $ 80,344   $ 51,201
 Short-term available-for-sale investments (Note A) 16,790 42,534 Trade accounts receivable, less allowance for
  doubtful accounts of $118 and $233, respectively     22,041     20,262
 Other receivables                                      1,681        837
 Inventories (Note B)                                   7,758      7,457
 Deferred income taxes (Note H)                         5,467      4,820
 Prepaid expenses                                         900        954
                                                     --------   --------
    Total current assets                              134,981    128,065
Available-for-sale investments                         41,871     82,858
Property and equipment, net (Note C)                   89,036     80,504
Goodwill (Note D)                                      12,540     12,540
Intangible assets, net (Note D)                         1,598      2,819
Deferred income taxes (Note H)                          6,524      7,843
Investments (Note A)                                    8,096      8,484
Other long-lived assets (Note C)                          617      2,347
                                                     --------   --------
                                                     $295,263   $325,460
                                                     ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                              $  2,715   $  2,695
 Salaries, wages and related accounts                   4,895      3,416
 Other accounts payable and accrued expenses            1,360      1,152
 Income taxes payable                                   3,808      4,915
 Current portion of long-term debt (Note E)             1,238      1,281
                                                     --------   --------
    Total current liabilities                          14,016     13,459
Long-term debt, less current portion (Note E)          13,378     14,576
                                                     --------   --------
    Total liabilities                                  27,394     28,035
                                                     --------   --------
Commitments and contingencies (Notes F and H)
Stockholders' equity (Note G):
 Undesignated capital stock, no par; authorized
  5,000,000 shares; none issued or outstanding             --         --
 Common stock, par value $.01 a share; authorized
  100,000,000 shares; issued and outstanding
  38,636,658 and 41,154,922 shares, respectively          386        412
 Additional paid-in capital                            78,804     68,960
 Retained earnings                                    185,049    222,728
 Accumulated other comprehensive income                 3,630      5,325
                                                     --------   --------
    Total stockholders' equity                        267,869    297,425
                                                     --------   --------
                                                     $295,263   $325,460
                                                     ========   ========

                See Notes to Consolidated Financial Statements.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (NOTE M)
                    TECHNE CORPORATION AND SUBSIDIARIES
                              (IN THOUSANDS)


                                                                    ACCUM.
                                                                    OTHER
                                                                    COMPRE-
                                              ADDITIONAL            HENSIVE
                               COMMON STOCK   PAID-IN     RETAINED  INCOME
                              SHARES  AMOUNT  CAPITAL     EARNINGS  (LOSS)    TOTAL
                              ------  ------  ----------  --------  --------  --------
Balances at June 30, 2002     41,562   $ 416    $ 58,584  $147,369   $   148  $206,517
 Comprehensive income:
  Net earnings                    --      --          --    45,396        --    45,396
   Other comprehensive
     income, net of tax:
     Foreign currency
      translation adjustments     --      --          --        --     2,028     2,028
     Unrealized gains on
      available-for-sale
      investments                 --      --          --        --       944       944
                                                                              --------
 Comprehensive income                                                           48,368
 Common stock issued for
  exercise of options
  (Note G)                       392       4       2,893        --        --     2,897
 Surrender and retirement of
  stock to exercise options
  (Note L)                       (14)     (0)         --      (454)       --      (454)
 Repurchase and retirement
  of common stock             (1,027)    (11)         --   (22,502)       --   (22,513)
 Tax benefit from exercise
  of stock options                --      --       1,802        --        --     1,802
                              ------   -----    --------  --------   -------  --------
Balances at June 30, 2003     40,913     409      63,279   169,809     3,120   236,617
 Comprehensive income:
  Net earnings                    --      --          --    52,928        --    52,928
   Other comprehensive
    income, net of tax:
    Foreign currency
     translation adjustments      --      --          --        --     3,271     3,271
    Unrealized losses on
     available-for-sale
     investments                  --      --          --        --    (1,066)   (1,066)
                                                                              --------
 Comprehensive income                                                           55,133
 Common stock issued for
  exercise of options
  (Note G)                       242       3       4,094        --        --     4,097
 Surrender and retirement of
  stock to exercise options
  (Note L)                        (0)     (0)         --        (9)       --        (9)
 Tax benefit from exercise
  of stock options                --      --       1,587        --        --     1,587
                              ------   -----    --------  --------   -------  --------
Balances at June 30, 2004     41,155     412      68,960   222,728     5,325   297,425
 Comprehensive income:
  Net earnings                    --      --          --    66,132        --    66,132
   Other comprehensive
    income, net of tax:
    Foreign currency
     translation adjustments      --      --          --        --    (1,464)   (1,464)
    Unrealized losses on
     equity investments           --      --          --        --       (82)      (82)
    Unrealized losses on
     available-for-sale
     investments                  --      --          --        --      (149)     (149)
                                                                              --------
 Comprehensive income                                                           64,437
 Common stock issued for
  exercise of warrant
  (Note G)                       120       1       1,425        --        --     1,426
 Common stock issued for
  exercise of options
  (Note G)                       269       3       6,750        --        --     6,753
 Surrender and retirement of
  stock to exercise
  options (Note L)                (4)     (1)         --      (166)       --      (167)
 Repurchase and retirement
  of common stock
  (Note G)                    (2,903)    (29)         --  (103,645)       --  (103,674)
 Contribution to Stock
  Bonus Plan (Note L)             --      --         308        --        --       308
 Tax benefit from exercise
  of stock options                --      --       1,361        --        --     1,361
                              ------   -----    --------  --------   -------  --------
Balances at June 30, 2005     38,637   $ 386    $ 78,804  $185,049   $ 3,630  $267,869
                              ======   =====     =======  ========   =======  ========

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF CASHFLOWS (NOTE L)
                      TECHNE CORPORATION AND SUBSIDIARIES
                               (IN THOUSANDS)

                                                    YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Cash flows from operating activities:
 Net earnings                                 $ 66,132   $ 52,928   $ 45,396
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                 6,108      6,040      6,353
   Deferred income taxes                           672        317        232
   Losses by equity method investees               306      2,853      3,188
   Impairment loss on equity investment             --      1,523         --
   Other                                           104        335        539
   Change in operating assets and
    operating liabilities:
    Trade accounts and other receivables        (1,034)    (1,170)      (638)
    Inventories                                   (325)    (1,017)      (173)
    Prepaid expenses                                51       (119)       (62)
    Trade and other accounts payable               153     (1,069)    (6,082)
    Salaries, wages and related accounts         1,959      1,614         33
    Income taxes payable                           307      3,318      6,452
                                              --------   --------   --------
      Net cash provided by
       operating activities                     74,433     65,553     55,238
                                              --------   --------   --------
Cash flows from investing activities:
 Additions to property and equipment           (11,410)    (3,710)   (15,194)
 Purchase of available-for-sale investments   (146,870)  (144,230)   (64,560)
 Proceeds from maturities of available-
  for-sale investments                          33,256     29,345     12,636
 Proceeds from sale of available-for-
  sale investments                             178,760     67,550     45,409
 Increase in other assets                         (461)        --         --
 Increase in investments                            --     (8,462)        --
                                              --------   --------   --------
      Net cash provided by (used in)
       investing activities                     53,275    (59,507)   (21,709)
                                              --------   --------   --------
Cash flows from financing activities:
 Issuance of common stock                        8,012      4,088      2,443
 Purchase of common stock for stock
  bonus plan                                      (260)        --     (1,149)
 Repurchase of common stock,
  including related costs                     (103,674)        --    (22,513)
 Payments on long-term debt                     (1,241)    (1,229)      (964)
                                              --------   --------   --------
      Net cash (used in) provided by
       financing activities                    (97,163)     2,859    (22,183)
                                              --------   --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                           (1,402)     2,925      1,633
                                              --------   --------   --------
Net increase in cash and cash equivalents       29,143     11,830     12,979
Cash and cash equivalents at beginning
  of year                                       51,201     39,371     26,392
                                              --------   --------   --------
Cash and cash equivalents at end of year      $ 80,344   $ 51,201   $ 39,371
                                              ========   ========   ========


                See Notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        TECHNE CORPORATION AND SUBSIDIARIES

                    Years Ended June 30, 2005, 2004 and 2003

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

RESEARCH AND DEVELOPMENT: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications. Included in research and development expense for fiscal 2004 and 2003 were the Company's share of losses by development stage companies in which it had invested due to the Company obtaining research market rights to products developed by the investee companies. (See Investments below).

ADVERTISING COSTS: Advertising expenses (including production and communication costs) for fiscal 2005, 2004 and 2003 were $2.6 million, $2.6 million and $2.5 million, respectively. The Company expenses advertising expenses as incurred.

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

AVAILABLE-FOR-SALE INVESTMENTS: Available-for-sale investments consist of debt instruments with original maturities of generally greater than three months to three years. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. If an "other than temporary" impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company's current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

At June 30, 2005 and 2004, the amortized cost and market value of the Company's available-for-sale securities by major security type were as follows (in thousands):

                                              JUNE 30,
                                        2005               2004
                                ------------------   -----------------
                                   Cost    Market      Cost     Market
                                --------  --------   --------  --------
State and municipal securities  $ 58,007  $ 57,735   $124,014  $123,893
Corporate securities                 925       926      1,500     1,499
                                --------  --------   --------  --------
                                  58,932    58,661    125,514   125,392
Unrealized losses                   (271)       --       (122)       --
                                --------  --------   --------  --------
                                $ 58,661  $ 58,661   $125,392  $125,392
                                ========  ========   ========  ========

Contractual maturities of available-for-sale securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.


YEAR ENDING JUNE 30:
--------------------
Due within one year           $16,790
Due in one to three years      41,871
                              -------
                              $58,661
                              =======

Proceeds from maturities or sales of available-for-sale securities were $212.0 million, $96.9 million and $58.0 million during fiscal 2005, 2004 and 2003, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Proteins and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory does not change significantly from quarter to quarter. Protein and antibody production is generally for high-volume products or for new products with limited initial sales. The Company capitalizes protein and antibody costs each period in inventory, however given the insignificant changes in these inventory balances each quarter, substantially all manufacturing costs for proteins and antibodies, consisting largely of wages, benefits, facility and equipment costs, are expensed each quarter. A change in inventory value as a result of changes in the two-year forecast is reflected in cost of sales in the period of change. Manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $6.6 million, $6.4 million and $6.7 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

DEPRECIATION AND AMORTIZATION: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of five to forty years.

GOODWILL AND INTANGIBLE ASSETS: At June 30, 2005 the Company had net unamortized goodwill of $12.5 million. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2005. The Company used discounted cash flow and other fair value methodologies to assess impairment. Other intangible assets are being amortized over their estimated useful lives. (See Note D.)

IMPAIRMENT OF INTANGIBLE AND OTHER LONG-LIVED ASSETS: Management reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is based on the estimated future cash flows expected to result from the use of these assets. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset group exceeds the fair value of the asset group based on discounted estimated future cash flows. To date, management has determined that no impairment exists.

INVESTMENTS: The Company has invested in the Preferred Stock (Series A and B) of ChemoCentryx, Inc. (CCX), a technology and drug development company. Through April 2004 the Company held 26% of the outstanding stock of CCX and accounted for the investment under the equity method of accounting. In May and June, 2004 CCX obtained $38.1 million in financing through the issuance of approximately
14.7 million shares of Preferred (Series B) Stock. The financing included a $5.1 million investment by the Company. After the financing the Company held a 19.9% equity interest in CCX. The Company evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, after April 2004, accounted for its investment on a cost basis. The Company's net investment in CCX was $5.1 at June 30, 2005 and 2004. In connection with its original investment in CCX, the Company was issued warrants for 1.7 million shares of CCX Preferred Stock (Series A) which expire on December 31, 2005.

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

On January 1, 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3 million. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Leukoreduced blood is important in blood transfusion. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research will involve joint projects to explore the use of Hemerus's filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability corporation. The Company's net investment in Hemerus was $2.6 million and $2.9 million at June 30, 2005 and 2004, respectively.

The Company does not provide loans, guarantees or other financial assistance to CCX, DGI or Hemerus and has no obligation to provide additional funding.

STOCK OPTIONS: As permitted through June 30, 2005 by Statement of Financial Accounting Standards (SFAS) No. 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options granted to employees under the plans because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant. In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), SHARE-BASED PAYMENT. The Statement requires the recognition of compensation cost for equity instruments issued to employees based on the fair value at the date of grant. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006.

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                                    YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Net earnings:
  As reported                                 $ 66,132   $ 52,928   $ 45,396
  Less employee stock-based compensation,
    net of tax effect                            1,530      3,253        609
  Plus employee stock-based compensation
    expense included in net earnings                --         --         --
                                              --------   --------   --------
  Pro forma                                   $ 64,602   $ 49,675   $ 44,787
                                              ========   ========   ========
Basic earnings per share:
  As reported                                 $   1.64   $   1.29   $   1.10
  Less employee stock-based compensation,
    net of tax effect                             0.04       0.08       0.01
  Plus employee stock-based compensation
    expense included in net earnings                --         --         --
                                              --------   --------   --------
  Pro forma                                   $   1.60   $   1.21   $   1.09
                                              ========   ========   ========
Diluted earnings per share:
  As reported                                 $   1.62   $   1.27   $   1.08
  Less employee stock-based compensation,
    net of tax effect                             0.04       0.08       0.01
  Plus employee stock-based compensation
    expense included in net earnings                --         --         --
                                              --------   --------   --------
  Pro forma                                   $   1.58   $   1.19   $   1.07
                                              ========   ========   ========


The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                    YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Dividend yield                                      --          --        --
Expected volatility                            40%-57%    48%-53%    48%-52%
Risk-free interest rates                     3.1%-3.9%  3.9%-4.4%  4.2%-4.5%
Expected lives                                 6 years   7 years     7 years

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

RECENT ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), SHARE-BASED PAYMENT. SFAS No. 123R is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense of about $1.2 million or $0.03 per diluted share is anticipated for fiscal 2006. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculated the fair value of the awards, among other factors.

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

In December 2004, the FASB issued Staff Position No. 109-1, APPLICATION OF FASB STATEMENT NO. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES, TO THE TAX DEDUCTION ON QUALIFIED PRODUCTION ACTIVITIES PROVIDED BY THE AMERICAN JOBS CREATION ACT OF 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

The FASB also issued Staff Position No. 109-2, ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATION ACT OF 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company periodically evaluates the possibility of repatriating foreign earnings. At the present time, deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries as the amounts are considered permanently invested. If the Company decides to repatriate foreign earnings a one-time charge may be recorded for the deferred taxes.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. The Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. Adoption of the Statement is not expected to have a significant impact on the Company's consolidated financial statements.

RECLASSIFICATIONS: Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.


B. INVENTORIES:

Inventories consist of (in thousands):

                                            JUNE 30,
                                        2005        2004
                                       ------      ------
Raw materials                          $3,127      $3,062
Finished goods                          4,496       4,257
Supplies                                  135         138
                                       ------      ------
                                       $7,758      $7,457
                                       ======      ======


C. PROPERTY AND EQUIPMENT:

Property and equipment consist of (in thousands):

                                             JUNE 30,
                                         2005         2004
                                       --------     --------
Cost:
  Land                                 $  4,214     $  3,264
  Buildings and improvements             87,232       77,333
  Building construction in progress       9,195        8,329
  Laboratory equipment                   17,926       17,081
  Office and computer equipment           3,545        3,367
  Leasehold improvements                    711          627
                                       --------     --------
                                        122,823      110,001
Less accumulated depreciation and
 amortization                            33,787       29,497
                                       --------     --------
                                       $ 89,036     $ 80,504
                                       ========     ========

On January 3, 2005, the Company acquired property adjacent to its Minneapolis facility for $10.4 million. Included in other long-lived assets at June 30, 2004 was $2 million deposited in escrow in fiscal 2002 for the property. The remaining purchase price was funded through cash on hand. A portion of the property is currently leased to third parties and the Company plans to continue to lease the building to third parties until the space is needed for its own operations.


D. GOODWILL AND INTANGIBLE ASSETS:

Goodwill and intangible assets consist of (in thousands):


                                                     JUNE 30,
                                  USEFUL LIFE    2005         2004
                                  -----------  --------     --------
Goodwill                              N/A      $ 38,846     $ 38,846
Less accumulated amortization                    26,306       26,306
                                               --------     --------
                                               $ 12,540     $ 12,540
                                               ========     ========

Customer list                      10 years    $ 18,010     $ 18,010
Technology licensing agreements    16 years         730          730
                                               --------     --------
                                                 18,740       18,740
Less accumulated amortization                    17,142       15,921
                                               --------     --------
                                               $  1,598     $  2,819
                                               ========     ========

The estimated future amortization expense for other intangible assets as of June 30, 2005 is as follows (in thousands):

 YEAR ENDING JUNE 30:
---------------------
2006                    $  881
2007                       541
2008                       176
                        ------
                        $1,598
                        ======


E. DEBT:

The Company's short-term line of credit facility consists of an unsecured line of credit of $0.8 million at June 30, 2005. The line of credit expires on October 31, 2005. The interest rate charged on the line of credit is at the prime rate (6.25% at June 30, 2005). There were no borrowings on the line outstanding as of June 30, 2005 and 2004.

Long-term debt consists of (in thousands):

                                              JUNE 30,
                                         2005         2004
                                       --------     --------
Mortgage note, payable in monthly
 installments through August 2014      $ 14,616     $ 15,857
Less current portion                      1,238        1,281
                                       --------     --------
                                       $ 13,378     $ 14,576
                                       ========     ========

The interest rate on the mortgage note is at a floating interest rate at the one month London interbank offered rate (Libor) plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 5.6% as of June 30, 2005.

Scheduled principal maturities of long-term debt as of June 30, 2005 assuming a 5.6% interest rate are as follows (in thousands):

YEAR ENDING JUNE 30:
--------------------
2006                    $ 1,238
2007                      1,314
2008                      1,392
2009                      1,479
2010                      1,568
Thereafter                7,625
                        -------
                        $14,616
                        =======


F. COMMITMENTS AND CONTINGENCIES:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2005, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

YEAR ENDING JUNE 30:
--------------------
2006                    $  610
2007                       570
2008                       537
2009                       512
2010                       458
Thereafter               2,740
                        ------
                        $5,427
                        ======

Total rent expense was approximately $654,000, $594,000 and $554,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.


G. STOCKHOLDERS' EQUITY:

STOCK OPTION PLANS: The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1997 and 1987 Incentive Stock Option Plans) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 and 1988 Nonqualified Stock Option Plans). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all plans is ten years. The number of shares of common stock authorized to be issued and available for grant at June 30, 2005 are as follows (in thousands):

                              AVAILABLE
                AUTHORIZED    FOR GRANT
              ------------   ----------
1987 Plan          3,200           --
1988 Plan          2,000           --
1997 Plan          3,200        2,381
1998 Plan          1,600        1,009

Stock option activity during the three years ended June 30, 2005 consists of the following (shares in thousands):

                                                 WEIGHTED AVERAGE
                                      SHARES     EXERCISE PRICE
                                      ------     ----------------
Outstanding at June 30, 2002           1,746        $17.62
  Granted                                 34         30.40
  Canceled                               (31)        36.50
  Exercised                             (392)         7.40
                                      ------
Outstanding at June 30, 2003           1,357         20.45
  Granted                                239         36.40
  Canceled                               (17)        45.83
  Exercised                             (242)        16.93
                                      ------
Outstanding at June 30, 2004           1,337         23.60
  Granted                                 64         39.08
  Canceled                                (2)        36.50
  Exercised                             (269)        25.14
                                      ------
Outstanding at June 30, 2005           1,130         24.11
                                      ======
Options exercisable at June 30:
  2003                                 1,350         20.37
  2004                                 1,225         22.36
  2005                                 1,059         23.09

Currently outstanding and exercisable stock options at June 30, 2005 consist of the following (shares in thousands):

                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
             ---------------------------------------  -------------------------
                         WEIGHTED AVG. WEIGHTED
EXERCISE                 CONTRACTUAL   AVG. EXERCISE             WEIGHTED AVG.
PRICES       OUTSTANDING LIFE (YRS.)   PRICE          EXERCIABLE EXERCISE PRICE
------------ ----------- ------------- -------------  ---------- --------------
$ 4.53-10.00       440       0.83       $  4.89           440         $ 4.89
 10.01-20.00        47       3.83         19.14            47          19.14
 20.01-40.00       570       4.58         36.06           514          35.79
 40.01-65.00        73       5.50         49.66            58          51.60
                 -----                                  -----
                 1,130       3.17         24.11         1,059          23.09
                 =====                                  =====

WARRANTS: In fiscal 2000, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $11.89 per share as a nonrefundable deposit on an option to purchase property adjacent to its R&D Systems' facility. The fair market value of the warrants at issuance was $0.9 million. On October 28, 2004, the warrants were exercised for $1.4 million.

STOCK REPURCHASE: In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The investment bank borrowed the 2.9 million shares to complete the transaction and will purchase the replacement shares in the open market over a nine-month period beginning in March 2005. The ASB agreement is subject to a market price adjustment provision based upon a volume weighted average price during the nine-month period ending in December 2005. In December 2005, the Company will, at its option, settle the ASB agreement in cash or shares of the Company's common stock. At an average market price of $43.50, which approximates the average market price from the transaction date through June 30, 2005, the settlement amount for the contract would be approximately $18.6 million or about 428,000 shares. The contract was classified as equity and the purchase price adjustment will be reflected in stockholders equity at the time of settlement.

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

H. INCOME TAXES:

The provisions for income taxes consist of the following (in thousands):

                                                     YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Earnings before income taxes consist of:
  Domestic                                    $ 78,302   $ 65,716   $ 59,216
  Foreign                                       21,585     16,825     10,339
                                              --------   --------   --------
                                              $ 99,887   $ 82,541   $ 69,555
                                              ========   ========   ========
Taxes (benefits) on income consist of:
Currently payable:
  Federal                                     $ 24,675   $ 22,333   $ 19,997
  State                                          1,831      2,014        504
  Foreign                                        6,574      4,977      3,448
Net deferred:
  Federal                                          270        247        112
  State                                            301         19        161
  Foreign                                          104         23        (63)
                                              --------   --------   --------
                                              $ 33,755   $ 29,613   $ 24,159
                                              ========   ========   ========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

                                                     YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Computed expected federal income tax expense  $ 34,960   $ 28,889   $ 24,344
State income taxes, net of federal benefit       1,164      1,026        494
Extraterritorial income tax benefit             (1,102)    (1,079)      (937)
Research and development tax credits              (239)      (268)      (347)
Tax-exempt interest                               (693)      (720)      (735)
Increase in deferred tax valuation allowance         7      1,531      1,116
Other                                             (342)       234        224
                                              --------   --------   --------
                                              $ 33,755   $ 29,613   $ 24,159
                                              ========   ========   ========

Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows (in thousands):

                                                JUNE 30,
                                           2005         2004
                                         --------     --------
Inventories                              $  3,791     $  3,297
Inventory costs capitalized                 1,057          961
Unrealized profit on intercompany sales       483          438
Intangible asset amortization               5,918        7,079
Depreciation                                  742          534
Excess tax basis in equity investments      2,907        2,976
Foreign tax credit carryforward               619          543
Other                                         410          507
Valuation allowance                        (3,526)      (3,519)
                                         --------     --------
  Total deferred tax assets                12,401       12,816
  Total deferred tax liabilities             (410)        (153)
                                         --------     --------
  Net deferred tax assets                $ 11,991     $ 12,663
                                         ========     ========

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company has provided a valuation allowance for the potential capital loss carryover resulting from the excess tax basis in equity investment and on the foreign tax credit carryforward. The Company believes that it is more likely than not that the recorded deferred tax asset, net of valuation allowance, will be realized.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $51.8 million as of June 30, 2005. Deferred taxes have not been provided on such undistributed earnings, as it is the Company's intent to indefinitely reinvest the undistributed earnings in the foreign operations.

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

I. EARNINGS PER SHARE:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

                                                     YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Net earnings used for basic and diluted
 earnings per share                           $ 66,132   $ 52,928   $ 45,396
                                              ========   ========   ========
Weighted average shares used in basic
 computation                                    40,359     41,046     41,237
Dilutive effect of forward contract                139         --         --
Dilutive stock options and warrants                422        651        794
                                              --------   --------   --------
Weighted average shares used in diluted
 computation                                    40,920     41,697     42,031
                                              ========   ========   ========
Basic EPS                                     $   1.64   $   1.29   $   1.10
Diluted EPS                                   $   1.62   $   1.27   $   1.08

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation were 208,000, 352,000 and 582,000 at June 30, 2005, 2004 and 2003, respectively.


J. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: Biotechnology Division, R&D Systems Europe and Hematology Division. The Biotechnology Division develops and manufactures biotechnology research and diagnostic products for sale world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The Hematology Division develops and manufactures hematology controls and calibrators for sale world-wide. No customer accounted for more than 10% of the Company's net sales for the years ended June 30, 2005, 2004 and 2003.

The accounting policies of the segments are the same as those described in Note
A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):

                                                   YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
External net sales
  Biotechnology                               $111,153   $ 99,382   $ 90,965
  R&D Systems Europe                            51,315     44,397     37,380
  Hematology                                    16,184     17,478     16,666
                                              --------   --------   --------
Total external net sales                       178,652    161,257    145,011
                                              --------   --------   --------
Intersegment sales
  Biotechnology                                 21,590     19,686     18,131
  R&D Systems Europe                                --         --         40
  Hematology                                        --         --         --
                                              --------   --------   --------
Total intersegment sales                        21,590     19,686     18,171
                                              --------   --------   --------
Total net sales                                200,242    180,943    163,182
Less intersegment net sales                    (21,590)   (19,686)   (18,171)
                                              --------   --------   --------
Total consolidated net sales                  $178,652   $161,257   $145,011
                                              ========   ========   ========
Earnings before taxes
  Biotechnology                               $ 76,234   $ 66,630   $ 58,468
  R&D Systems Europe                            21,585     16,825     10,339
  Hematology                                     5,168      5,901      5,938
  Corporate and other                           (3,100)    (6,815)    (5,190)
                                              --------   --------   --------
Total earnings before taxes                   $ 99,887   $ 82,541   $ 69,555
                                              ========   ========   ========
Assets
  Biotechnology                               $133,518   $181,610   $141,425
  R&D Systems Europe                            64,254     49,512     33,563
  Hematology                                    16,656     22,093     21,308
  Corporate and other                           82,820     73,554     68,329
  Intersegment eliminations                     (1,985)    (1,309)    (1,348)
                                              --------   --------   --------
Total assets                                  $295,263   $325,460   $263,277
                                              ========   ========   ========
Depreciation and amortization
  Biotechnology                               $  3,163   $  3,632   $  4,106
  R&D Systems Europe                               274        275        288
  Hematology                                       330        346        355
  Corporate and other                            2,341      1,787      1,604
                                              --------   --------   --------
Total depreciation and amortization           $  6,108   $  6,040   $  6,353
                                              ========   ========   ========
Capital purchases
  Biotechnology                               $  1,893   $  2,786   $  7,799
  R&D Systems Europe                               253        144        193
  Hematology                                       212         46         43
  Corporate and other                            9,052        734      7,159
                                              --------   --------   --------
Total capital purchases                       $ 11,410   $  3,710   $ 15,194
                                              ========   ========   ========

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, the operations of the Company's equity investments in ChemoCentryx, Inc., Discovery Genomics, Inc. and Hemerus, and the impairment loss on the equity investment in fiscal 2004.

Following is financial information relating to geographic areas (in thousands):

                                                   YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
External sales
 United States                                $102,239   $ 94,559   $ 87,774
 Other areas                                    76,413     66,698     57,237
                                              --------   --------   --------
Total external sales                          $178,652   $161,257   $145,011
                                              ========   ========   ========
Long-lived assets
 United States                                $ 88,846   $ 81,870   $ 82,481
 Other areas                                       723        752        814
                                              --------   --------   --------
Total long-lived assets                       $ 89,569   $ 82,622   $ 83,295
                                              ========   ========   ========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment and deposits on real estate.


K. BENEFIT PLANS:

PROFIT SHARING PLANS: The Company has a Profit Sharing and Savings Plan for non-union U.S. employees, which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plan of $1.2 million, $902,000 and $440,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The Company operates a defined contribution pension plan for employees of R&D Systems Europe Ltd. Operations have been charged for contributions to the plan of $113,000, $105,000 and $84,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

STOCK BONUS PLANS: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2005, 2004 and 2003 operations have been charged $1.3 million, $947,000 and $463,000, respectively.

PERFORMANCE INCENTIVE PROGRAM: Under certain employment agreements with executive officers, the Company recorded bonuses of $90,000, $66,000 and $68,000 for the years ended June 30, 2005, 2004 and 2003, respectively. In addition, options for 26,631, 41,758 and 3,460 shares of common stock were granted to the executive officers during fiscal 2005, 2004 and 2003, respectively.


L. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company paid and received cash for the following items (in thousands):

                                                   YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Income taxes paid                             $ 26,794   $ 25,979   $ 17,477
Interest paid                                      807        672      1,022
Interest received                                6,756      3,474      3,380

In fiscal 2005, stock options for 17,106 shares of common stock were exercised by the surrender of 4,139 shares of common stock at fair market value of $167,000. In fiscal 2004, stock options for 1,000 shares of common stock were exercised by the surrender of 204 shares of common stock at fair market value of $9,000. In fiscal 2003, stock options for 126,784 shares of common stock were exercised by the surrender of 14,092 shares of common stock at fair market value of $454,000.

In fiscal 2005, 17,411 shares of common stock which had been purchased in fiscal 2003 at a cost of $396,000 were contributed to the Company's Stock Bonus Plans in partial settlement of the fiscal 2004 accrued liability balance. The increase in market value of the stock at the time of the contribution of $308,000 was included in additional paid-in capital.


M. ACCUMULATED OTHER COMPREHENSIVE INCOME:

Accumulated other comprehensive income (loss) consists of (in thousands):

                                                   YEAR ENDED JUNE 30,
                                                2005       2004       2003
                                              --------   --------   --------
Foreign currency translation adjustments $ 3,983 $ 5,447 $ 2,176 Unrealized gains (losses) on available-
 for-sale investments                             (271)      (122)       944
Unrealized losses on equity investments            (82)        --         --
                                              --------   --------   --------
                                              $  3,630   $  5,325   $  3,120
                                              ========   ========   ========

N. SUBSEQUENT EVENT:

On July 1, 2005, the Company, through its R&D Systems subsidiary, acquired Fortron Bio Science, Inc., a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents. R&D Systems simultaneously acquired BiosPacific, Inc., a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems (IVDs) and immunodiagnostic kits. BiosPacific is the primary distribution arm of Fortron. Fortron and BiosPacific had shared a unique strategic relationship since 1992 that combined Fortron's development and manufacturing excellence with BiosPacific's marketing and sales expertise. Fortron and BiosPacific generated combined revenues of approximately $8.7 million in calendar 2004. The acquisitions will enhance R&D Systems' ability to serve the diagnostics industry.

All of the shares of privately-held Fortron and substantially all of the assets of privately-held BiosPacific were acquired for an aggregate $20.0 million in cash. R&D Systems also assumed certain liabilities of BiosPacific, and incurred transaction expenses. The acquisition will be accounted for under the purchase method.



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TECHNE Corporation and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TECHNE Corporation's internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                          /s/ KPMG LLP


Minneapolis, Minnesota
September 12, 2005

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                       ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of June 30, 2005, management, under the supervision of the chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2005.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TECHNE Corporation

We have audited management's assessment, included in the accompanying report entitled "Management's Annual Report on Internal Control Over Financial Reporting", that TECHNE Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TECHNE Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that TECHNE Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TECHNE Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                       /s/  KPMG LLP

Minneapolis, Minnesota
September 12, 2005


                            ITEM 9B.  OTHER INFORMATION

None.



                                   PART III


                  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors", "Committees and Meetings of the Board of Directors", "Code of Ethics and Business Conduct and Financial Fraud Hotline" and "Compliance With
Section 16(a) of the Securities Exchange Act" in the Company's proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                        ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT

Information about the Company's equity compensation plans at June 30, 2005 is as follows (shares in thousands):

                                                            Number of
                         Number of          Weighted-       Securities
                         Securities to be   Average         Remaining
                         Issued Upon        Exercise Price  Available for
                         Exercise of        of Outstanding  Future Issuance
                         Outstanding        Options,        Under Equity
                         Options, Warrants  Warrants and    Compensation
Plan Category            and Rights         Rights          Plans
------------------------ -----------------  --------------  ---------------
Equity compensation
 plans approved by
   Stockholders (1)          1,130               $24.11          3,390
Equity compensation
  plans not approved
  by Stockholders               --                   --             --

(1) Includes the Company's 1997 and 1987 Incentive Stock Option Plans and 1998 and 1988 Nonqualified Stock Option Plans. No future grants will be made under the 1987 and 1988 Plans.

The remaining information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


             ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 16 is incorporated herein by reference to the section entitled "Audit Fees" in the Company's proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

                                   PART IV


              ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.  (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Report:

     Consolidated Statements of Earnings for the Years Ended
          June 30, 2005, 2004 and 2003

     Consolidated Balance Sheets as of June 30, 2005 and 2004

     Consolidated Statements of Stockholders' Equity and Comprehensive
          Income for the Years Ended June 30, 2005, 2004 and 2003

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2005, 2004 and 2003

     Notes to Consolidated Financial Statements for the Years
          Ended June 30, 2005, 2004 and 2003

     Report of Independent Registered Public Accounting Firm


    (2)  Financial Statement Schedules.


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                 (in 000's)

                       Balance at      Provision                 Balance at
                       Beginning  Charged/(Credited) Accounts    End of
                       of Year       to Income       Written Off Year
                       ---------- ------------------ ----------- ----------
Year ended
  June 30, 2005:
   Allowance for
    doubtful accounts     $233            $23          $ (138)      $118

Year ended
  June 30, 2004:
   Allowance for
    doubtful accounts      268             76            (111)       233

Year ended
  June 30, 2003:
   Allowance for
    doubtful accounts      263             91             (86)       268

                 REPORT OF INDEPENDENT REGISTERED PUBLIC
                       ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

Under the date of September 12, 2005, we reported on the consolidated balance sheets of TECHNE Corporation and Subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005 in the annual report on Form 10-K for fiscal 2005. In connection with our audit of the aforementioned financial statements, we also have audited the related financial statement schedule in the annual report on Form 10-K for fiscal 2005 as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           /s/ KPMG LLP

Minneapolis, Minnesota
September 12, 2005


    (3)  Exhibits.

         See Exhibit Index immediately following signature page.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECHNE CORPORATION

Date:  September 12, 2005             /s/ Thomas E. Oland
                                      ------------------------
                                      By:  Thomas E. Oland
                                      Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                  Signature and Title
----                                  -------------------------
September 12, 2005                    /s/ Thomas E. Oland
                                      -------------------------
                                      Thomas E. Oland
                                      Chairman of the Board, President,
                                      Treasurer, Chief Executive Officer
                                      and Director

September 12, 2005                    /s/ Roger C. Lucas, Ph.D.
                                      -------------------------
                                      Dr. Roger C. Lucas
                                      Vice Chairman and Director

September 12, 2005                    /s/ Howard V. O'Connell
                                      -------------------------
                                      Howard V. O'Connell, Director

September 12, 2005                    /s/ G. Arthur Herbert
                                      -------------------------
                                      G. Arthur Herbert, Director

September 12, 2005                    /s/ Randolph C. Steer, Ph.D., M.D.
                                      -------------------------
                                      Dr. Randolph C. Steer, Director

September 12, 2005                    /s/ Robert V. Baumgartner
                                      -------------------------
                                      Robert V. Baumgartner, Director

September 12, 2005                    /s/ Gregory J. Melsen
                                      -------------------------
                                      Gregory J. Melsen, Chief
                                      Financial Officer

                                EXHIBIT INDEX
                     for Form 10-K for the 2005 Fiscal Year
Exhibit
Number   Description
-------  -----------
10.24 Restated Articles of Incorporation of Company, as amended to date--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000*

10.25 Restated Bylaws, as amended to date--incorporated by reference to Exhibit 3.2 of the Company's Form 10, dated October 27, 1988*

10.1** Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Thomas E.
         Oland--incorporated by reference to Exhibit 10.2 of the Company's Form 10, dated October 27, 1988*

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

10.7	   Form of Stock Option Agreement for Nonqualified Stock Option Plan--
         incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8** Employment Agreement, dated March 6, 1996, with Monica Tsang-- incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.9**   1997 Incentive Stock Option Plan--incorporated by reference to
         Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

10.10	   Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--
         incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.11	   Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.12**  1998 Nonqualified Stock Option Plan--incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.13	   Form of Stock Option Agreement for 1998 Nonqualified Stock Option
         Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number   Description
-------  -----------

10.14**  Extension, dated March 31, 1999, to Employment Agreement with
         Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.15** Extension, dated March 31, 1999, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.16	   Combination Mortgage, Security Agreement and Fixture Financing
         Statement dated July 1, 1999 between the Company and TCF National Bank Minnesota (TCF)--incorporated by reference to Exhibit 10.36 of the Company's Form 10-K for the year ended June 30, 1999*

10.17 Promissory Note from the Company to TCF dated July 1, 1999 in the principal amount of $20,400,000-- incorporated by reference to Exhibit
         10.37 of the Company's Form 10-K for the year ended June 30, 1999*

10.18	   Investment Agreement between the Company and Discovery Genomics, Inc.
         dated August 2, 2001--incorporated by reference to Exhibit 10.30 of the Company's for 10-K for the year ended June 30, 2001.

10.19	   Research and License Agreement between R&D Systems and Discovery
         Genomics, Inc. dated August 2, 2001--incorporated by reference to
         Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2001.

10.20	   Investors Rights Agreement dated February 2, 2001 among ChemoCentryx,
         Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997--incorporated by reference to Exhibit 10.32 of the Company's 10-K for the year ended June 30, 2001.

10.21	   Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company-- incorporated by reference to Exhibit 10.33 of the Company's 10-K for the year ended June 30, 2001.

10.22**  Extension, dated August 28, 2001, to Employment Agreement with
         Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.35 of the Company's 10-K for the year ended June 30, 2001.

10.23** Extension, dated August 28, 2001, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.36 of the Company's 10-K for the year ended June 30, 2001.

10.24 Correction/Amendment to Investment Agreement dated April 23, 2002, between Techne Corporation and Discovery Genomics, Inc.-incorporated by reference to Exhibit 10.39 of the Company's 10-K for the year ended June 30, 2002.

10.25 Form of Indemnification Agreement entered into with each director and executive officer of the Registrant-incorporated by reference to
         Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2002.

10.26**  Extension, dated June 30, 2004, to Employment Agreement with
         Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.41 of the Company's 10-K for the year ended June 30, 2004.

10.27**  Extension, dated June 30, 2004, to Employment Agreement with
         Marcel Veronneau.--incorporated by reference to Exhibit 10.42 of the Company's 10-K for the year ended June 30, 2004.

10.28** Employment Agreement, dated December 17, 2004, with Gregory J. Melsen--incorporated by reference to Exhibit 10.1 of the Company's 8-K dated December 17, 2004.

-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number   Description
-------  -----------

10.29	   Accelerated Share Repurchase Agreement--incorporated by reference to
         Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 2005.

10.30**  Description of Officer's Incentive Bonus Plan

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