Form 10-Q
period 2005-09-30
TECHNE CORP /MN/
filed 2005-11-09
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2005, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from __________to___________

                               __________________

                          Commission file number 0-17272
                               __________________


                              TECHNE CORPORATION
           (Exact name of registrant as specified in its charter)


         MINNESOTA                                 41-1427402
(State or other jurisdiction of )     (I.R.S. Employer Identification No.)
incorporation or organization

     614 MCKINLEY PLACE N.E.                      (612) 379-8854
          MINNEAPOLIS, MN    55413        (Registrant's telephone number,
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

At November 3, 2005, 38,874,389 shares of the Company's Common Stock (par value $.01) were outstanding.

                              TECHNE CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 2005

                                    INDEX


                                                                  PAGE NO.
                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of September 30, 2005
        (unaudited) and June 30, 2005                                  3
      Consolidated Statements of Earnings for the Quarter
         Ended September 30, 2005 and 2004 (unaudited)                 4
      Consolidated Statements of Cash Flows for the Quarter
         Ended September 30, 2005 and 2004 (unaudited)                 5
      Notes to Consolidated Financial Statements (unaudited)           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                    12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   18

ITEM 4.  CONTROLS AND PROCEDURES                                      19


                             PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS              20

ITEM 5.  OTHER INFORMATION                                            20

ITEM 6.  EXHIBITS                                                     20

SIGNATURES                                                            21

                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                      TECHNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                 (unaudited)

                                                     9/30/05   6/30/05
                                                    --------  --------
ASSETS
  Cash and cash equivalents                         $ 76,516  $ 80,344
  Short-term available-for-sale investments           18,725    16,790
  Trade accounts receivable, net                      22,460    22,041
  Other receivables                                      652     1,681
  Inventories                                          9,982     7,758
  Deferred income taxes                                5,176     5,467
  Prepaid expenses                                       923       900
                                                    --------  --------
    Total current assets                             134,434   134,981

  Available-for-sale investments                      48,452    41,871
  Property and equipment, net                         88,640    89,036
  Goodwill, net                                       25,316    12,540
  Intangible assets, net                               8,189     1,598
  Deferred income taxes                                4,914     6,524
  Investments                                          7,975     8,096
  Other long-term assets                                 565       617
                                                    --------  --------
                                                    $318,485  $295,263
                                                    ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                            $  3,768  $  2,715
  Salaries, wages and related accruals                 2,544     4,895
  Other accounts payable and accrued expenses          2,650     1,360
  Income taxes payable                                 2,530     3,808
  Current portion of long-term debt                    1,238     1,238
                                                    --------  --------
    Total current liabilities                         12,730    14,016
                                                    --------  --------
  Long-term debt, less current portion                13,078    13,378
                                                    --------  --------
     Total liabilities                                25,808    27,394
                                                    --------  --------
  Commitments and contingencies

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstanding
    38,870,639 and 38,636,658, respectively              389       386
  Additional paid-in capital                          87,573    78,804
  Retained earnings                                  202,050   185,049
  Accumulated other comprehensive income               2,665     3,630
                                                    --------  --------
    Total stockholders' equity                       292,677   267,869
                                                    --------  --------
                                                    $318,485  $295,263
                                                    ========  ========

       See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                  (unaudited)

                                                      QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------
Net sales                                           $ 47,709  $ 40,919
Cost of sales                                         11,096     8,887
                                                    --------  --------
Gross margin                                          36,613    32,032

Operating expenses:
  Selling, general and administrative                  6,454     5,634
  Research and development                             4,717     4,688
  Amortization of intangible assets                      492       305
                                                    --------  --------
     Total operating expenses                         11,663    10,627
                                                    --------  --------
Operating income                                      24,950    21,405
                                                    --------  --------
Other expense (income):
  Interest expense                                       223       245
  Interest income                                       (974)   (1,053)
  Other, net                                             211       466
                                                    --------  --------
      Total other income                                (540)     (342)
                                                    --------  --------
Earnings before income taxes                          25,490    21,747
Income taxes                                           8,489     7,555
                                                    --------  --------
Net earnings                                        $ 17,001  $ 14,192
                                                    ========  ========
Earnings per share:
 Basic                                              $   0.44  $   0.34
 Diluted                                            $   0.43  $   0.34

Weighted average common shares outstanding:
  Basic                                               38,754    41,169
  Diluted                                             39,669    41,676

         See notes to consolidated financial statements (unaudited).

                   TECHNE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                      QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                       $ 17,001  $ 14,192
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                       1,723     1,519
   Deferred income taxes                                (275)      145
   Share-based compensation expense                      270        --
   Losses by equity method investee                       82        74
   Other                                                  52        40
   Change in operating assets and operating
    liabilities, net of acquisitions:
     Trade accounts and other receivables                 61     1,583
     Inventories                                          84      (423)
     Prepaid expenses                                    (16)      (36)
     Trade, other accounts payable and
      accrued expenses                                   523     1,264
     Salaries, wages and related accruals             (1,029)       62
     Income taxes payable                             (1,231)       24
                                                    --------  --------
      Net cash provided by operating activities       17,245    18,444
                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                    (752)     (463)
 Purchase of available-for-sale investments          (16,265)  (37,455)
 Proceeds from sales of available-for-
  sale investments                                     6,520    19,505
 Proceeds from maturities of available-for-
  sale investments                                     2,940    10,730
 Acquisitions, net of cash acquired                  (19,587)       --
                                                    --------  --------
      Net cash used in investing activities          (27,144)   (7,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                              7,032       793
 Tax benefit from stock option exercises               1,469       119
 Purchase of common stock for stock bonus plans       (1,292)     (260)
 Payments on long-term debt                             (300)     (314)
                                                    --------  --------
      Net cash provided by financing activities        6,909       338
                                                    --------  --------
Effect of exchange rate changes on cash                 (838)      (60)
                                                    --------  --------
Net (decrease) increase in cash and
  cash equivalents                                    (3,828)   11,039
Cash and cash equivalents at beginning of period      80,344    51,201
                                                    --------  --------
Cash and cash equivalents at end of period          $ 76,516  $ 62,240
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

A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2005. The Company follows these policies in preparation of the interim unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2005 included in the Company's Annual Report to Shareholders for fiscal 2005.

Effective July 1, 2005, the Company, through its R&D Systems subsidiary, acquired Fortron Bio Science, Inc., a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents located in Morrisville, North Carolina. R&D Systems simultaneously acquired BiosPacific, Inc., a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems (IVDs) and immunodiagnostic kits, located in Emeryville, California. BiosPacific is the primary distributor of Fortron products. Fortron and BiosPacific had shared a unique strategic relationship since 1992 that combined Fortron's development and manufacturing excellence with BiosPacific's marketing and sales expertise. Fortron and BiosPacific generated combined revenues of approximately $8.7 million in calendar 2004. The acquisitions will enhance R&D Systems' ability to serve the diagnostics industry. All of the shares of privately-held Fortron and substantially all of the assets of privately-held BiosPacific were acquired for an aggregate $20.0 million in cash. R&D Systems also assumed certain liabilities of BiosPacific, and incurred transaction expenses. The acquisition was accounted for under the purchase method. The fair value of tangible assets acquired, net of liabilities assumed, was approximately $141,000. The Company allocated approximately $12.8 million of the purchase price to goodwill and $7.1 million to other intangible assets.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. The Company adopted the standard as of July 1, 2005 (see Note D).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The Statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Statement also requires the allocation of fixed production overheads to inventory be based on normal production capacity. The Company adopted the standard as of July 1, 2005. The adoption did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company accounted for the manufacturer's deduction for the quarter ended September 30, 2005 as provided for in FSP 109-1. The deduction reduced income tax expense approximately $200,000 for the quarter ended September 30, 2005

The FASB also issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company periodically evaluates the possibility of repatriating foreign earnings. At the present time, deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries as the amounts are considered permanently invested. If the Company decides to repatriate foreign earnings a one-time charge may be recorded for the deferred taxes.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." The Statement replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. Adoption of the Statement is not expected to have a significant impact on the Company's consolidated financial statements.

Reclassifications:

Certain reclassifications have been made to the prior year consolidated financials statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                     9/30/05   6/30/05
                                                    --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                         $ 22,577  $ 22,159
    Less allowance for doubtful accounts                 117       118
                                                    --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                 $ 22,460  $ 22,041
                                                    ========  ========
INVENTORIES
  Raw materials                                     $  3,259  $  3,127
  Supplies                                               127       135
  Finished goods                                       6,596     4,496
                                                    --------  --------
      TOTAL INVENTORIES                             $  9,982  $  7,758
                                                    ========  ========

                                                     9/30/05   6/30/05
                                                    --------  --------
PROPERTY AND EQUIPMENT
  Land                                              $  4,214  $  4,214
  Buildings and improvements                          88,042    87,232
  Building construction in progress                    8,597     9,195
  Laboratory equipment                                18,468    17,926
  Office equipment                                     3,567     3,545
  Leasehold improvements                                 750       711
                                                    --------  --------
                                                     123,638   122,823
    Less accumulated depreciation and amortization    34,998    33,787
                                                    --------  --------
      NET PROPERTY AND EQUIPMENT                    $ 88,640  $ 89,036
                                                    ========  ========

GOODWILL                                            $ 51,622  $ 38,846
    Less accumulated amortization                     26,306    26,306
                                                    --------  --------
      NET GOODWILL                                  $ 25,316  $ 12,540
                                                    ========  ========
INTANGIBLE ASSETS
  Customer relationships                            $ 23,683  $ 18,010
  Technology licensing agreements                        730       730
  Trade names and trademarks                           1,396        --
  Supplier relationships                                  14        --
                                                    --------  --------
                                                      25,823    18,740
    Less accumulated amortization                     17,634    17,142
                                                    --------  --------
      NET INTANGIBLE ASSETS                         $  8,189  $  1,598
                                                    ========  ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments          $  3,094  $  3,983
  Unrealized losses on available-for-
   sale investments                                     (308)     (271)
  Unrealized loss on equity investment                  (121)      (82)
                                                    --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME  $  2,665  $  3,630
                                                    ========  ========


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                                      QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------
Weighted average common shares  outstanding-basic     38,754    41,169
Dilutive effect of forward contract (see Note E)         489        --
Dilutive effect of stock options and warrants            426       507
                                                    --------  --------
Weighted average common shares outstanding-diluted    39,669    41,676
                                                    ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 78,000 and 68,000 for the quarters ended September 30, 2005 and 2004, respectively.

C. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron Bio Science, Inc. and BiosPacific, Inc. which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.

Following is financial information relating to the Company's operating segments (in thousands):
                                                       QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------
External sales
  Biotechnology                                     $ 32,300  $ 25,887
  R&D Systems Europe                                  11,875    11,019
  Hematology                                           3,534     4,013
                                                    --------  --------
Total external sales                                  47,709    40,919
Intersegment sales - Biotechnology                     5,299     4,804
                                                    --------  --------
Total sales                                           53,008    45,723
Less intersegment sales                               (5,299)   (4,804)
                                                    --------  --------
Total consolidated net sales                        $ 47,709  $ 40,919
                                                    ========  ========
Earnings before income taxes
  Biotechnology                                     $ 20,758  $ 17,168
  R&D Systems Europe                                   4,800     4,398
  Hematology                                             897     1,252
  Corporate and other                                   (965)   (1,071)
                                                    --------  --------
Total earnings before income taxes                  $ 25,490  $ 21,747
                                                    ========  ========

D.  STOCK OPTIONS:

As permitted through June 30, 2005 by Statement of Financial Accounting Standards (SFAS) No. 123, the Company elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. Through June 30, 2005, no compensation cost had been recognized for stock options granted to employees under the plans because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No.
123R), "Share-Based Payment." SFAS No. 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The Company adopted SFAS No. 123R as of July 1, 2005 using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to June 30, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R, the Company's earnings before income taxes and net earnings for the quarter ended September 30, 2005 was $270,000 and $212,000 less than if it had continue to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123R had no significant effect on basic and diluted earnings per share for the quarter ended September 30, 2005. Stock option exercises are satisfied through the issuance of new shares.

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123 for periods prior to the adoption of SFAS No. 123R, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                                            QUARTER ENDED
                                                            -------------
                                                               9/30/04
                                                              --------
Net earnings:
  As reported                                                 $ 14,192
  Plus employee stock-based compensation expense
   included in net earnings                                         --
  Less employee stock-based compensation,
   net of tax effect                                               504
                                                              --------
  Pro forma                                                   $ 13,688
                                                              ========
Basic earnings per share:
  As reported                                                 $   0.34
  Plus employee stock-based compensation expense
   included in net earnings                                         --
  Less employee stock-based compensation,
   net of tax effect                                              0.01
                                                              --------
  Pro forma                                                   $   0.33
                                                              ========
Diluted earnings per share:
  As reported                                                 $   0.34
  Plus employee stock-based compensation expense
   included in net earnings                                         --
  Less employee stock-based compensation,
   net of tax effect                                              0.01
                                                              --------
  Pro forma                                                   $   0.33
                                                              ========

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:
                                                       QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------

Dividend yield                                            --        --
Expected annualized volatility                       37%-53%       56%
Risk free interest rates                           4.0%-4.1%  3.2%-3.4%
Expected lives                                     4-6 years   4 years
Weighted average fair value of options granted        $25.22    $19.37

As of September 30, 2005, there was $567,000 of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of one year.

E.  STOCK REPURCHASE:

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The investment bank borrowed the 2.9 million shares to complete the transaction and will purchase the replacement shares in the open market over a nine-month period beginning in March 2005. The ASB agreement is subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period. At the settlement of the contract, expected in December 2005, the Company will receive or pay the price adjustment. The ASB agreement can be settled, at the Company's option, in cash or shares of the Company's common stock and, accordingly the contract was classified as equity. The purchase price adjustment will be reflected in stockholders equity at the time of settlement. At an average market price of $48.00 (which approximated the average market price from the transaction date through September 30, 2005), the settlement amount for the contract would be approximately $23.3 million or about 489,000 shares.

Approximately 1.8 million of the shares repurchased are subject to a collar, which effectively sets a minimum and maximum price the Company will be obligated to pay for such shares. The collar was established in exchange for an up-front payment of $3.5 million. The minimum and maximum price for the
1.8 million shares is approximately $39.00 and $41.00, respectively. The maximum additional amount that could be required to be paid related to the shares subject to the collar is $8.5 million or about 215,000 shares. The adjusted price of the remaining 1.1 million repurchased shares will be based upon the difference between the volume weighted average price during the nine-month period and the initial $34.45 per share payment. For each $1.00 change in the average market price during the nine-month period, the Company's obligation under the uncollared portion of the agreement would
increase or decrease by $1.1 million.   Should the Company elect to settle
the ASB agreement in shares, each $1.00 increase in the average market price over $48.00 during the nine-month period will increase the number of shares required for settlement under the uncollared portion of the agreement, but reduce the number of shares required by the collared portion of the contract by a net amount of about 13,000 shares.

The positive effect of the reduction in outstanding shares on earnings per diluted share was $.03 for the quarter ended September 30, 2005.


F.  COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income (loss) were as follows (in thousands):
                                                       QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------

Net earnings                                        $ 17,001  $ 14,192
  Other comprehensive gain (loss):
    Foreign currency translation adjustments            (889)      (68)
    Unrealized gain (loss) on available-
      for-sale investments                               (37)      175
    Unrealized loss on equity investment                 (39)       --
                                                    --------  --------
Comprehensive income                                $ 16,036  $ 14,299
                                                    ========  ========

            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Results of Operations for the Quarter Ended September 30, 2005
                and the Quarter Ended September 30, 2004

Overview

TECHNE Corporation (the Company) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two divisions: its Biotechnology Division and its Hematology Division. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Systems acquired two subsidiaries effective July 1, 2005, Fortron Bio Science, Inc., (Fortron) a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents, located in Morrisville, North Carolina and BiosPacific, Inc., (BiosPacific) a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems (IVDs) and immunodiagnostic kits, located in Emeryville, California. The operations of Fortron were transferred to the Company's Minneapolis facility during the quarter ended September 30, 2005. BiosPacific will continue to operate out of its Emeryville office. R&D Europe, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France.

Overall Results

Consolidated net earnings increased 19.8% for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The primary reason for the increase was increased net sales. Consolidated net sales for the quarter ended September 30, 2005, increased 16.6% from the same period in the prior year. The unfavorable impact on consolidated net sales and consolidated net earnings of the change in exchange rates used to convert R&D Europe results from British pounds to U.S. dollars was $245,000 and $68,000 for the quarter ended September 30, 2005, respectively. The Company generated cash of $17.2 million from operating activities in the first three months of fiscal 2006 and cash, cash equivalents and available-for-sale investments were $143.7 million at September 30, 2005 compared to $139.0 million at June 30, 2005.

Net Sales

Consolidated net sales for the quarter ended September 30, 2005 were $47.7 million, an increase of $6.8 million (16.6%) from the quarter ended September 30, 2004. Included in consolidated net sales for the quarter ended September 30, 2005 was $2.6 million from Fortron and BiosPacific, which were acquired effective July 1, 2005. Excluding these sales and the effect of changes in foreign currency exchange rates, consolidated net sales increased 10.8% for the quarter ended September 30, 2005.

R&D Systems' Biotechnology Division net sales increased $3.8 million (14.7%) for the quarter ended September 30, 2005. The Biotechnology Division sales increase for the quarter was manly the result of $2.6 increased U.S. retail sales. Sales for the quarter to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market, showed the greatest revenue growth over the prior year.

R&D Europe net sales increased $856,000 (7.8%) for the quarter ended September 30, 2005. The effect of changes in foreign currency exchange rates used to convert British pounds to U.S. dollars reduced R&D Europe net sales approximately $245,000 for the quarter ended September 30, 2005. In British pounds, R&D Europe net sales increased 10.0% for the quarter ended September 30, 2005.

R&D Systems' Hematology Division net sales decreased $479,000 (11.9%) for the quarter ended September 30, 2005. During the second quarter of fiscal 2005 a large OEM customer notified the Hematology Division that they were changing to a new primary vendor for certain controls and calibrators. Sales to this customer in the quarter ended September 30, 2005 decreased $554,000 from the prior-year first quarter. Although the Hematology Division continues to manufacture products for the customer as a secondary supplier, it is anticipated that the effect on revenues in the second quarter of fiscal 2006 will be a reduction of approximately $850,000. The reduction in Hematology Division revenues is not expected to have a significant impact on consolidated earnings and revenues.

Cost of Sales

The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory does not change significantly from quarter to quarter. Protein and antibody production is generally for high-volume products or for new products with limited initial sales. The Company capitalizes protein and antibody costs each period in inventory, however given the insignificant changes in these inventory balances each quarter, substantially all manufacturing costs for proteins and antibodies, consisting largely of wages, benefits, facility and equipment costs, are expensed each quarter. A change in inventory value as a result of changes in the two-year forecast is reflected in cost of sales in the period of change.
Manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $1.6 million and $1.7 million for the quarters ended September 30, 2005 and 2004, respectively.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                                       QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------

Biotechnology                                          77.5%     80.1%
R&D Systems Europe                                     50.8%     51.8%
Hematology                                             40.4%     44.7%
Consolidated gross margin                              76.7%     78.3%

Consolidated gross margins for the quarter ended September 30, 2005 were lower than the quarter ended September 30, 2004 mainly as a result of Fortron and BiosPacific gross margins. Excluding Fortron and BiosPacific, consolidated gross margins were 79.1% for the quarter ended September 30, 2005. Biotechnology Division gross margins were 80.6% compared to 80.1% for the quarter ended September 30, 2004. Higher gross margins by the Biotechnology Division for the quarter offset lower gross margins by R&D Europe as a result of less favorable exchange rates and lower gross margins by the Hematology Division as a result of lower incremental sales to offset fixed costs. Gross margins for Fortron and BiosPacific for the quarter ended September 30, 2005 were 35.5%. Fortron and BiosPacific gross margins were negatively affected by purchase accounting related to inventory acquired. Under purchase accounting, inventory acquired is valued at fair market value less expected selling and marketing costs. As of the date of acquisition, the value of the acquired inventory was increased $2.1 million. Included in Fortron and BiosPacific cost of sales for the quarter was approximately $575,000 related to the write up of acquired inventory, representing a 22.1% reduction in Fortron and BiosPacific gross margins. The remaining inventory valuation adjustment of $1.5 million is expected to be expensed as the acquired inventory is sold over approximately the next 18 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2005, increased $820,000 (14.6%) from the same period of last year. Selling, general and administrative expenses are composed of the following (in thousands):

                                                       QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------
Biotechnology                                       $  3,639  $  2,973
R&D Europe                                             1,782     1,722
Hematology                                               384       409
Corporate                                                649       530
                                                    --------  --------
Total selling, general and administrative expenses  $  6,454  $  5,634
                                                    ========  ========

Biotechnology selling, general and administrative expenses increased $666,000 (22.4%) for the quarter ended September 30, 2005. Included in this amount was $367,000 of Fortron and BiosPacific selling, general and administrative expenses. The remainder of the increase in Biotechnology expenses was primarily the result of increased profit sharing accrual ($146,000), increased advertising and promotion expenditures ($57,000) and increased sales commissions ($35,000).

Included in Corporate selling, general and administrative expenses for the quarter ended September 30, 2005 was $270,000 of employee stock-based compensation expense. This additional expense for the quarter was partially offset by a decrease in legal and consulting expenses of $103,000 and $72,000, respectively.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):

                                                       QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------
Biotechnology                                       $  4,532  $  4,500
Hematology                                               185       188
                                                    --------  --------
Total research and development expenses             $  4,717  $  4,688
                                                    ========  ========

Amortization of Intangible Assets

The Company allocated approximately $12.8 million to goodwill and $7.1 million to other intangible assets arising from the acquisitions of Fortron and BiosPacific. The other intangible assets, mainly trade names and customer and supplier relationships, are being amortized over lives of one to eight years and amortization expense of $272,000 was recorded for the quarter ended September 30, 2005 related to these assets.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction losses, rental income, building expenses related to properties not used in operations, and the Company's share of losses by Hemerus Medical, LLC (Hemerus). The Company has a 10% equity interest in Hemerus and accounts for its investment using the equity method of accounting, as Hemerus is a limited liability corporation.

                                                       QUARTER ENDED
                                                    ------------------
                                                     9/30/05   9/30/04
                                                    --------  --------

Foreign currency losses                             $     28  $     47
Rental income                                           (342)      (19)
Real estate taxes, depreciation and utilities            443       364
Hemerus Medical, LLC losses                               82        74
                                                    --------  --------
Total other non-operating expense (income)          $    211  $    466
                                                    ========  ========

The Company's net investment in Hemerus at September 30, 2005 was $2.6 million. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in the company. Hemerus' success is dependent, in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Income Taxes

Income taxes for the quarter ended September 30, 2005 were provided at a rate of approximately 33.3% of consolidated earnings before income taxes compared to 34.7% for the quarter ended September 30, 2004. U.S. federal taxes have been reduced by the credit for research and development expenditures, the benefit for extraterritorial income and, for the quarter ended September 30, 2005, the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2006 to range from 33% to 34%.

Liquidity and Capital Resources

At September 30, 2005, cash and cash equivalents and available-for-sale investments were $143.7 million compared to $139.0 million at June 30, 2005. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $17.2 million from operating activities in the first three months of fiscal 2006 compared to $18.4 million in the first three months of fiscal 2005. The decrease from the prior year was mainly the result of increased earnings in the current year of $2.8 million offset by a smaller decrease in trade and other receivables and decreases in salaries, wages and related accruals and income taxes payable. The smaller decrease in trade and other receivables for the three months ended September 30, 2005 ($61,000) compared to three months ended September 30, 2004 ($1.6 million) was a result of increased sales and the timing of cash collections in the first three months of fiscal 2006. The decrease in salaries, wages and related accruals for the three months ended September 30, 2005 was the result of $295,000 additional profit sharing payments and approximately $640,000 in additional salary payments due to the timing of R&D Systems' payroll. The decrease in income taxes payable for the three months ended September 30, 2005 was mainly the result of approximately $940,000 additional U.S. income tax payments made during the quarter compared to the first quarter of the prior year.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first three months of fiscal 2006 and 2005 were $752,000 and $463,000, respectively. The majority of capital additions in the first three months of fiscal 2006 and 2005 were for laboratory and computer equipment. Remaining expenditures in fiscal 2006 for laboratory and computer equipment are expected to be approximately $1.5 million. The Company also plans an estimated $8.2 million build-out of laboratory space at its Minneapolis facility and other building improvements of approximately $500,000 to be completed in fiscal 2006. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the three months ended September 30, 2005, the Company purchased $16.3 million and had sales or maturities of $9.5 million of available-for-sale investments. During the three months ended September 30, 2004, the Company purchased $37.5 million and had sales or maturities of $30.2 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

As described previously, the Company acquired Fortron and BiosPacific effective July 1, 2005 for an aggregate purchase price of $20 million. Cash acquired in the transactions was $413,000. The net acquisition cost of $19.6 million was financed through cash and equivalents on hand at July 1, 2005.

Cash Flows From Financing Activities

Cash of $7.0 million and $793,000 was received during the three months ended September 30, 2005 and 2004, respectively, for the exercise of stock options for 234,000 and 30,000 shares of common stock. The Company also recognized a tax benefit from stock options exercised of $1.5 million and $119,000 for the three months ended September 30, 2005 and 2004, respectively.

During the first three months of fiscal 2005, options for 6,120 shares of common stock were exercised by the surrender of 1,190 shares of the Company's common stock with a fair market value of $45,000.

In the first three months of fiscal 2006 and 2005, the Company purchased 22,541 shares and 6,410 shares of common stock for its employee Stock Bonus Plans at a cost of $1.3 million and $260,000, respectively.

The Company has never paid cash dividends and has no plans to do so in fiscal 2006.

Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2005. There have been no changes to these policies in fiscal 2006. The application of certain of these policies require judgments and estimates that can affect the results of operations and financial position of the Company. Judgements and estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory valuation and allowances, impairment of goodwill, intangibles and other long-lived assets, accounting for investments and income taxes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. The Company adopted the standard as of July 1, 2005 (see Note D).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The Statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Statement also requires the allocation of fixed production overheads to inventory be based on normal production capacity. The Company adopted the standard as of July 1, 2005. The adoption did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company accounted for the manufacturer's deduction for the quarter ended September 30, 2005 as provided for in FSP 109-1. The deduction reduced income tax expense approximately $200,000 for the quarter ended September 30, 2005

The FASB also issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company periodically evaluates the possibility of repatriating foreign earnings. At the present time, deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries as the amounts are considered permanently invested. If the Company decides to repatriate foreign earnings a one-time charge may be recorded for the deferred taxes.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." The Statement replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. Adoption of the Statement is not expected to have a significant impact on the Company's consolidated financial statements.

Forward Looking Information and Cautionary Statements

This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act. These statements, including the Company's expectations as to the estimated compensation expense resulting from stock option expensing, the expected effective tax rate, expected capital expenditures and the margin impact of the recent acquisitions, involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the integration of the recent acquisitions, the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, and the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships.
For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2005, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $67.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.3 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At September 30, 2005 and 2004, the Company had $352,000 and $406,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At September 30, 2005 and 2004, the U.K. subsidiary had $495,000 and zero, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency losses of 15,000 British pounds ($28,000) and net foreign currency gains of 22,000 British pounds ($40,000) for the quarters ended September 30, 2005 and 2004, respectively. The Company's German subsidiary recognized net foreign currency losses of zero and 72,000 euro ($87,000) for the quarters ended September 30, 2005 and 2004, respectively. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of September 30, 2005, the Company's long-term debt of $13.1 million consisted of a mortgage note payable with a floating interest rate at the one-month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 6.2% as of September 30, 2005.

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The ASB agreement is subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period ending in December 2005. In December 2005, the Company will, at its option settle the ASB agreement in cash or shares of the Company's common stock. At an average market price of $48.00 (which approximated the average market price from the transaction date through September 30, 2005), the settlement amount for the contract would be approximately $23.3 million or about 489,000 shares.

Approximately 1.8 million of the shares repurchased are subject to a collar, which effectively sets a minimum and maximum price the Company will be obligated to pay for such shares. The collar was established in exchange for an up-front payment of $3.5 million. The minimum and maximum price for the
1.8 million shares is approximately $39.00 and $41.00, respectively. The maximum additional amount that could be required to be paid related to the shares subject to the collar is $8.5 million or about 215,000 shares. The adjusted price of the remaining 1.1 million repurchased shares will be based upon the difference between the volume weighted average price during the nine-month period and the initial $34.45 per share payment. For each $1.00 change in the average market price during the nine-month period, the Company's obligation under the uncollared portion of the agreement would increase or decrease by $1.1 million. Should the Company elect to settle the ASB agreement in shares, each $1.00 increase in the average market price over $48.00 during the nine-month period will increase the number of shares required for settlement under the uncollared portion of the agreement, but reduce the number of shares required by the collared portion of the contract by a net amount of about 13,000 shares.




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




                        PART II. OTHER INFORMATION


                         ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2005.


      ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2005:

                                        Total Number     Maximum Approximate
                                         Of Shares       Dollar Value of
                                       Purchased as      Shares that May
               Total Number  Average   Part of Publicly  Yet Be Purchased
                Of Shares   Price Paid Announced Plans   Under the Plans
   Period       Purchased   Per Share   or Programs      or Programs
   ------      ------------ ---------- ----------------  --------------------
7/1/05-7/31/05     0           --            0            $6.8 million
8/1/05-8/31/05     0           --            0            $6.8 million
9/1/05-9/30/05   22,541      $57.32          0            $6.8 million

In May 1995, the Company announced a plan to purchase and retire its common stock. Repurchases of $40 million were authorized as follows: May 1995 - $5 million; April 1997 - $5 million; January 2001 - $10 million; October 2002 - $20 million. The plan does not have an expiration date.

On February 17, 2005, the Board of Directors of the Company approved the repurchase of approximately 2.9 million shares of its common stock under an accelerated stock buyback (ASB) transaction for an initial value of approximately $100 million. As described above, the agreement is subject to a market price adjustment which will be settled, at the Company's option, in cash or shares of the Company's common stock, in December 2005.



                    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.



                ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

a. The Annul Meeting of the Registrant's shareholders was held on Thursday, October 27, 2005.

b. A proposal to set the number of directors at six was adopted by a vote of 33,157,231 in favor with 81,843 shares against, 14,456 shares abstaining and no shares represented broker nonvotes.

c. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and all such nominees were elected, as follows:


         Nominee                       For                   Withheld

         Thomas E. Oland          32,606,959                   646,571
         Roger C. Lucas           31,643,004                 1,610,526
         Howard V. O'Connell      31,836,635                 1,416,895
         G. Arthur Herbert        32,612,736                   640,794
         Randolph C. Steer        32,616,978                   636,552
         Robert V. Baumgartner    32,616,682                   636,848


                            ITEM 5 - OTHER INFORMATION


None.

                                ITEM 6 - EXHIBITS

See exhibit index following.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TECHNE CORPORATION
                                    (Company)


Date:  November 9, 2005              /s/ Thomas E. Oland
                                     -------------------
                                     President, Chief Executive Officer


       November 9, 2005              /s/ Gregory J. Melsen
                                     ---------------------
                                     Chief Financial Officer






                                EXHIBIT INDEX
                                      TO
                                   FORM 10-Q

                             TECHNE CORPORATION


Exhibit #     Description
---------     ---------------------------
31.1          Section 302 Certification

31.2          Section 302 Certification

32.1          Section 906 Certification

32.2          Section 906 Certification