Form 10-Q
period 2005-12-31
TECHNE CORP /MN/
filed 2006-02-08
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005, or


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

At February 3, 2006, 39,329,426 shares of the Company's Common Stock (par value $.01) were outstanding.

                             TECHNE CORPORATION
                                  FORM 10-Q
                              DECEMBER 31, 2005

                                    INDEX

                                                                    PAGE NO.
                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

      Consolidated Balance Sheets as of December 31, 2005
       and June 30, 2005                                                3
      Consolidated Statements of Earnings for the Quarter
       and Six Months Ended December 31, 2005 and 2004                  4
      Consolidated Statements of Cash Flows for the Six
       Months Ended December 31, 2005 and 2004                          5
      Notes to Consolidated Financial Statements                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                   18

ITEM 4.  CONTROLS AND PROCEDURES                                       19

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS                                               19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS               20

ITEM 5.  OTHER INFORMATION                                             20

ITEM 6.  EXHIBITS                                                      20

SIGNATURES                                                             20

                            PART I. FINANCIAL INFORMATION

                            ITEM 1 - FINANCIAL STATEMENTS

                         TECHNE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share data)
(unaudited)

                                                     12/31/05  6/30/05
                                                     --------  --------
ASSETS
  Cash and cash equivalents                          $ 68,728  $ 80,344
  Short-term available-for-sale investments            24,532    16,790
  Trade accounts receivable, net                       21,020    22,041
  Other receivables                                       588     1,681
  Inventories                                           9,950     7,758
  Deferred income taxes                                 5,580     5,467
  Prepaid expenses                                        772       900
                                                     --------  --------
    Total current assets                              131,170   134,981

  Available-for-sale investments                       44,152    41,871
  Property and equipment, net                          88,265    89,036
  Goodwill, net                                        25,316    12,540
  Intangible assets, net                                7,697     1,598
  Deferred income taxes                                 5,146     6,524
  Investments                                           7,877     8,096
  Other long-term assets                                  490       617
                                                     --------  --------
                                                     $310,113  $295,263
                                                     ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                             $  3,696  $  2,715
  Salaries, wages and related accruals                  3,498     4,895
  Other accounts payable and accrued expenses           2,278     1,360
  Income taxes payable                                  3,122     3,808
  Current portion of long-term debt                     1,221     1,238
                                                     --------  --------
    Total current liabilities                          13,815    14,016
                                                     --------  --------
  Long-term debt, less current portion                 12,797    13,378
                                                     --------  --------
     Total liabilities                                 26,612    27,394
                                                     --------  --------
  Commitments and contingencies

  Common stock, par value $.01 per share;
   authorized 100,000,000; issued and outstanding
   38,883,986 and 38,636,658, respectively                389       386
  Additional paid-in capital                           89,438    78,804
  Retained earnings                                   192,583   185,049
  Accumulated other comprehensive income                1,091     3,630
                                                     --------  --------
    Total stockholders' equity                        283,501   267,869
                                                     --------  --------
                                                     $310,113  $295,263
                                                     ========  ========

             See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                 (unaudited)

                                         QUARTER ENDED   SIX MONTHS ENDED
                                       ----------------- -----------------
                                       12/31/05 12/31/04 12/31/05 12/31/04
                                       -------- -------- -------- --------
Net sales                              $ 48,029 $ 42,247 $ 95,738 $ 83,166
Cost of sales                            10,695    8,941   21,791   17,828
                                       -------- -------- -------- --------
Gross margin                             37,334   33,306   73,947   65,338

Operating expenses:
  Selling, general and administrative     7,980    6,290   14,434   11,924
  Research and development                4,574    4,619    9,291    9,307
  Amortization of intangible assets         492      306      984      611
                                       -------- -------- -------- --------
     Total operating expenses            13,046   11,215   24,709   21,842
                                       -------- -------- -------- --------
Operating income                         24,288   22,091   49,238   43,496
                                       -------- -------- -------- --------
Other expense (income):
  Interest expense                          238      178      461      423
  Interest income                        (1,130)  (1,189)  (2,104)  (2,242)
  Other, net                                281      416      492      882
                                       -------- -------- -------- --------
      Total other income                   (611)    (595)  (1,151)    (937)
                                       -------- -------- -------- --------
Earnings before income taxes             24,899   22,686   50,389   44,433
Income taxes                              8,385    7,752   16,874   15,307
                                       -------- -------- -------- --------
Net earnings                           $ 16,514 $ 14,934 $ 33,515 $ 29,126
                                       ======== ======== ======== ========

Earnings per share:
 Basic                                 $   0.42 $   0.36 $   0.86 $   0.71
 Diluted                               $   0.42 $   0.36 $   0.84 $   0.70

Weighted average common
 shares outstanding:
  Basic                                  38,877   41,279   38,815   41,224
  Diluted                                39,761   41,681   39,730   41,678

            See notes to consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                      SIX MONTHS ENDED
                                                     -------------------
                                                     12/31/05   12/31/04
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $ 33,515   $ 29,126
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                       3,450      3,044
    Deferred income taxes                                (915)       218
    Stock-based compensation expense                    1,376         --
    Losses by equity method investee                      164        147
    Other                                                 126         77
    Change in operating assets and operating
     liabilities, net of acquisitions:
      Trade accounts and other receivables              1,524      1,831
      Inventories                                          77       (547)
      Prepaid expenses                                    129         (7)
      Trade, other accounts payable and
       accrued expenses                                   365        583
      Salaries, wages and related accruals                (70)        53
      Income taxes payable                               (576)      (751)
                                                     --------   --------
          Net cash provided by operating activities    39,165     33,774
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (1,628)    (1,001)
  Purchase of available-for-sale investments          (26,910)   (93,840)
  Proceeds from sales of available-for-sale
   investments                                         12,100     51,805
  Proceeds from maturities of available-for-sale
   investments                                          6,080     23,231
  Acquisitions, net of cash acquired                  (19,587)        --
                                                     --------   --------
          Net cash used in investing activities       (29,945)   (19,805)
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                              7,520      2,501
  Tax benefit from stock option exercises               1,741        131
  Purchase of common stock for stock bonus plans       (1,292)      (260)
  Repurchase of common stock                          (25,981)        --
  Payments on long-term debt                             (598)      (628)
                                                     --------   --------
          Net cash (used in) provided by
           financing activities                       (18,610)     1,744
                                                     --------   --------

Effect of exchange rate changes on cash                (2,226)     2,712
                                                     --------   --------
Net (decrease) increase in cash and cash equivalents  (11,616)    18,425
Cash and cash equivalents at beginning of period       80,344     51,201
                                                     --------   --------
Cash and cash equivalents at end of period           $ 68,728   $ 69,626
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

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. The Company adopted the standard as of July 1, 2005 (see Note D).

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

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company accounted for the manufacturer's deduction for the quarter and six months ended December 31, 2005 as provided for in FSP 109-1. The deduction reduced income tax expense approximately $195,000 and $395,000 for the quarter and six months ended December 31, 2005, respectively.

The FASB also issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company periodically evaluates the possibility of repatriating foreign earnings. At the present time, deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries as the amounts are considered permanently invested. If the Company decides to repatriate foreign earnings, a one-time charge may be recorded for the deferred taxes.

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

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                     12/31/05  6/30/05
                                                     --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                          $ 21,136  $ 22,159
    Less allowance for doubtful accounts                  116       118
                                                     --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                  $ 21,020  $ 22,041
                                                     ========  ========
INVENTORIES
  Raw materials                                      $  3,249  $  3,127
  Supplies                                                114       135
  Finished goods                                        6,587     4,496
                                                     --------  --------
      TOTAL INVENTORIES                              $  9,950  $  7,758
                                                     ========  ========

                                                     12/31/05  6/30/05
                                                     --------  --------
PROPERTY AND EQUIPMENT
  Land                                               $  4,214  $  4,214
  Buildings and improvements                           88,455    87,232
  Building construction in progress                     8,532     9,195
  Laboratory equipment                                 18,854    17,926
  Office equipment                                      3,626     3,545
  Leasehold improvements                                  750       711
                                                     --------  --------
                                                      124,431   122,823
    Less accumulated depreciation and amortization     36,166    33,787
                                                     --------  --------
      NET PROPERTY AND EQUIPMENT                     $ 88,265  $ 89,036
                                                     ========  ========

GOODWILL                                             $ 51,622  $ 38,846
    Less accumulated amortization                      26,306    26,306
                                                     --------  --------
      NET GOODWILL                                   $ 25,316  $ 12,540
                                                     ========  ========
INTANGIBLE ASSETS
  Customer relationships                             $ 23,683  $ 18,010
  Technology licensing agreements                         730       730
  Trade names and trademarks                            1,396        --
  Supplier relationships                                   14        --
                                                     --------  --------
                                                       25,823    18,740
    Less accumulated amortization                      18,126    17,142
                                                     --------  --------
      NET INTANGIBLE ASSETS                          $  7,697  $  1,598
                                                     ========  ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments           $  1,613  $  3,983
  Unrealized losses on available-for-sale investments    (522)     (353)
                                                     --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME   $  1,091  $  3,630
                                                     ========  ========

B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):

                                         QUARTER ENDED   SIX MONTHS ENDED
                                       ----------------- -----------------
                                       12/31/05 12/31/04 12/31/05 12/31/04
                                       -------- -------- -------- --------
Weighted average common shares
  outstanding-basic                      38,877   41,279   38,815   41,224
Dilutive effect of forward contract
  (see Note E)                              474       --      497       --
Dilutive effect of stock options
  and warrants                              410      402      418      454
                                       -------- -------- -------- --------
Weighted average common shares
  outstanding-diluted                    39,761   41,681   39,730   41,678
                                       ======== ======== ======== ========
The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1,000 and 6,000 for the quarter and six months ended December 31, 2005, respectively, and 74,000 and 80,000, respectively, for the same prior-year periods.

C. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron Bio Science, Inc. and BiosPacific, Inc., which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.

Following is financial information relating to the Company's operating segments (in thousands):

                                         QUARTER ENDED   SIX MONTHS ENDED
                                       ----------------- -----------------
                                       12/31/05 12/31/04 12/31/05 12/31/04
                                       -------- -------- -------- --------
External sales
  Biotechnology                        $ 31,142 $ 24,868 $ 63,442 $ 50,755
  R&D Systems Europe                     13,106   12,864   24,981   23,883
  Hematology                              3,781    4,515    7,315    8,528
                                       -------- -------- -------- --------
Total external sales                     48,029   42,247   95,738   83,166
Intersegment sales - Biotechnology        6,555    5,204   11,854   10,008
                                       -------- -------- -------- --------
Total sales                              54,584   47,451  107,592   93,174
Less intersegment sales                  (6,555)  (5,204) (11,854) (10,008)
                                       -------- -------- -------- --------
Total consolidated net sales           $ 48,029 $ 42,247 $ 95,738 $ 83,166
                                       ======== ======== ======== ========
Earnings before income taxes
  Biotechnology                        $ 20,418 $ 16,421 $ 41,176 $ 33,589
  R&D Systems Europe                      5,019    5,331    9,819    9,729
  Hematology                              1,103    1,804    2,000    3,056
  Corporate and other                    (1,641)    (870)  (2,606)  (1,941)
                                       -------- -------- -------- --------
Total earnings before income taxes     $ 24,899 $ 22,686 $ 50,389 $ 44,433
                                       ======== ======== ======== ========

D.  STOCK OPTIONS:

As permitted through June 30, 2005 by SFAS No. 123, the Company elected to continue following the guidance of APB Opinion No. 25 for measurement and recognition of stock-based transactions with employees. Through June 30, 2005, no compensation cost had been recognized for stock options granted to employees under the plans because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant. In December 2004, the FASB issued SFAS No. 123R which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The Company adopted SFAS No. 123R as of July 1, 2005 using the modified prospective transition method. Under that transition method, compensation cost recognized in the first six months of fiscal 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted subsequent to June 30, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R, the Company's earnings before income taxes for the quarter and six months ended December 31, 2005 were $1.1 million and $1.4 million, respectively, less than if it had continued to account for stock-based compensation under APB Opinion No. 25. Net earnings for the quarter and six months ended December 31, 2005 were $737,000 and $949,000, respectively, less than would have been reported under APB Opinion No. 25. The adoption of SFAS No. 123R had a $0.02 negative impact on basic and diluted earnings per share for the quarter ended December 31, 2005 and a $0.03 negative impact on basic and diluted earnings per share for the six months ended December 31, 2005. Estimated total compensation expense of approximately $1.7 million or $.04 per diluted shares is anticipated for fiscal 2006 of which approximately $300,000 remains to be expensed in the last six months of the fiscal year. Stock option exercises are satisfied through the issuance of new shares.

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123 for periods prior to the adoption of SFAS No. 123R, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                                                  SIX
                                                     QUARTER     MONTHS
                                                      ENDED      ENDED
                                                     12/31/04   12/31/04
                                                     --------   --------
Net earnings:
  As reported                                        $ 14,934   $ 29,126
  Plus employee stock-based compensation
   expense included in net earnings                        --         --
  Less employee stock-based compensation,
   net of tax effect                                      694      1,198
                                                     --------   --------
  Pro forma                                          $ 14,240   $ 27,928
                                                     ========   ========
Basic earnings per share:
  As reported                                        $   0.36   $   0.71
  Plus employee stock-based compensation
   expense included in net earnings                        --         --
  Less employee stock-based compensation,
   net of tax effect                                     0.02       0.03
                                                     --------   --------
  Pro forma                                          $   0.34   $   0.68
                                                     ========   ========
Diluted earnings per share:
  As reported                                        $   0.36   $   0.70
  Plus employee stock-based compensation
   expense included in net earnings                        --         --
  Less employee stock-based compensation,
   net of tax effect                                     0.02       0.03
                                                     --------   --------
  Pro forma                                          $   0.34   $   0.67
                                                     ========   ========

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                    QUARTER ENDED         SIX MONTHS ENDED
                                  -------------------   -------------------
                                  12/31/05   12/31/04   12/31/05   12/31/04
                                  --------   --------   --------   --------
Dividend yield                          --         --         --         --
Expected annualized volatility         50%        52%    37%-53%    52%-56%
Risk free interest rates         4.3%-4.4%  3.7%-3.9%  4.0%-4.4%  3.2%-3.9%
Expected lives                     7 years    7 years    6 years    6 years
Weighted average fair value
  of options granted                $30.35     $21.48     $30.03     $21.41

As of December 31, 2005, there was $523,000 of total unrecognized compensation cost related to nonvested stock options of which approximately $300,000 will be expensed in the second half of fiscal 2006. The remainder will be expensed in fiscal 2007 and the first half of fiscal 2008.

E.  STOCK REPURCHASE:

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The investment bank borrowed the 2.9 million shares to complete the transaction and purchased the replacement shares in the open market over a nine-month period beginning in March 2005. The ASB agreement was subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period. Approximately 1.8 million of the shares repurchased were subject to a collar, which effectively set a minimum and maximum price the Company was obligated to pay for such shares. The collar was established in exchange for an up-front payment of $3.5 million. The Company had the option to settle the ASB agreement in cash or shares of the Company's common stock and, accordingly the contract was classified as equity. The ASB agreement was settled in December 2005 for a cash payment of $26.0 million, which resulted in a total price paid per share of approximately $44.67.

The positive effect of the reduction in outstanding shares on earnings per diluted share was $0.03 and $0.05 for the quarter and six months ended December 31, 2005, respectively.


F. COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income (loss) were as follows (in thousands):

                                    QUARTER ENDED         SIX MONTHS ENDED
                                  -------------------   -------------------
                                  12/31/05   12/31/04   12/31/05   12/31/04
                                  --------   --------   --------   --------
Net earnings                      $ 16,514   $ 14,934   $ 33,515   $ 29,126
 Other comprehensive gain
  (loss), net of tax effect:
  Foreign currency translation
   Adjustments                      (1,481)     3,018     (2,370)     2,950
  Unrealized gain (loss) on
   available-for-sale investments      (93)      (301)      (169)      (126)
                                  --------   --------   --------   --------
Comprehensive income              $ 14,940   $ 17,651   $ 30,976   $ 31,950
                                  ========   ========   ========   ========

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

              Results of Operations for the Quarter and Six Months
                    Ended December 31, 2005 and the Quarter and
                       Six Months Ended December 31, 2004

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

Overall Results

Consolidated net earnings increased 10.6% and 15.1% for the quarter and six months ended December 31, 2005, respectively, compared to the quarter and six months ended December 31, 2004. The primary reason for the increase was increased net sales. Consolidated net sales for the quarter and six months ended December 31, 2005, increased 13.7% and 15.1%, respectively, from the same periods in the prior year. The acquisitions of Fortron and BiosPacific on July 1, 2005 increased sales approximately $2.2 million and $4.8 million for the quarter and six months ended December 31, 2005. The acquisitions impact on net earnings was $100,000 and $283,000 for the quarter and six months ended December 31, 2005, respectively. The unfavorable impact on consolidated net sales of the change in exchange rates used to convert R&D Europe results from British pounds to U.S. dollars was $1.1 million and $1.4 million for the quarter and six months ended December 31, 2005, respectively. The unfavorable impact on consolidated net earnings of the change in exchange rates was $285,000 and $353,000 for the quarter and six months ended December 31, 2005, respectively. The Company generated cash of $39.2 million from operating activities in the first six months of fiscal 2006 and cash, cash equivalents and available-for-sale investments were $137.4 million at December 31, 2005 compared to $139.0 million at June 30, 2005.

Net Sales

Consolidated net sales for the quarter ended December 31, 2005 were $48.0 million, an increase of $5.8 million (13.7%) from the quarter ended December 31, 2004. Consolidated net sales for the six months ended December 31, 2005 were $95.7 million, an increase of $12.6 million (15.1%) from the prior-year period. Included in consolidated net sales for the quarter and six months ended December 31, 2005 were $2.2 million and $4.8 million, respectively, from Fortron and BiosPacific, which were acquired effective July 1, 2005.

R&D Systems' Biotechnology Division net sales increased $4.1 million (16.5%) and $7.9 million (15.6%), respectively, for the quarter and six months ended December 31, 2005. The Biotechnology Division sales increase for the quarter and six months was mainly the result of $3.7 million and $6.3 million increased U.S. retail sales volume. Sales for the quarter and six months to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market, showed the greatest revenue growth over the prior year.

R&D Europe net sales increased $241,000 (1.9%) and $1.1 million (4.6%) for the quarter and six months ended December 31, 2005, respectively. The effect of changes in foreign currency exchange rates used to convert British pounds to U.S. dollars reduced R&D Europe net sales approximately $1.1 million and $1.4 million for the quarter and six months ended December 31, 2005. In British pounds, R&D Europe net sales increased 10.6% and 10.3% for the quarter and six months ended December 31, 2005, respectively.

R&D Systems' Hematology Division net sales decreased $734,000 (16.3%) and $1.2 million (14.2%) for the quarter and six months ended December 31, 2005, respectively. During the second quarter of fiscal 2005, a large OEM customer notified the Hematology Division that they were changing to a new primary vendor for certain controls and calibrators. Sales to this customer in the quarter and six months ended December 31, 2005 decreased $843,000 and $1.4 million, respectively, from the same prior-year periods.

Cost of Sales

The manufacturing process for proteins and antibodies has and may continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory does not change significantly from quarter to quarter. Protein and antibody production is generally for high-volume products or for new products with limited initial sales. The Company capitalizes protein and antibody costs each period in inventory, however given the insignificant changes in these inventory balances each quarter, substantially all manufacturing costs for proteins and antibodies, consisting largely of wages, benefits, facility and equipment costs, are expensed each quarter. A change in inventory value as a result of changes in the two-year forecast is reflected in cost of sales in the period of change.
Manufacturing costs and changes in inventory value for proteins and antibodies charged to cost of sales were $1.6 million for each of the quarters ended December 31, 2005 and 2004 and $3.3 million for each of the six-month periods ended December 31, 2005 and 2004.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                    QUARTER ENDED         SIX MONTHS ENDED
                                  -------------------   -------------------
                                  12/31/05   12/31/04   12/31/05   12/31/04
                                  --------   --------   --------   --------
Biotechnology                        78.4%      79.8%      77.9%      80.0%
R&D Systems Europe                   50.0%      54.0%      50.4%      53.0%
Hematology                           43.6%      52.1%      42.1%      48.6%
Consolidated gross margin            77.7%      78.8%      77.2%      78.6%

Consolidated gross margins for the quarter and six months ended December 31, 2005 were lower than the prior-year periods mainly as a result of Fortron and BiosPacific gross margins. The inclusion of Fortron and BiosPacific results negatively impacted consolidated gross margins for the quarter and six months ended December 31, 2005 by 2.1% and 2.3%, respectively. Biotechnology Division gross margins were 81.1% compared to 79.8% for the quarter ended December 31, 2004 and 80.8% compared to 80.0% for the six months ended December 31, 2004. Higher gross margins by the Biotechnology Division for the quarter and six months offset lower gross margins by R&D Europe as a result of less favorable exchange rates and lower gross margins by the Hematology Division as a result of lower incremental sales to offset fixed costs. Gross margins for Fortron and BiosPacific for the quarter and six months ended December 31, 2005 were 34.5% and 35.1%, respectively. Fortron and BiosPacific gross margins were negatively affected by purchase accounting related to inventory acquired. Under purchase accounting, inventory acquired is valued at fair market value less expected selling and marketing costs. As of the date of acquisition, the value of the acquired inventory was increased $2.1 million. Included in Fortron and BiosPacific cost of sales for the quarter and six months was approximately $281,000 and $856,000 related to the write up of acquired inventory, representing a 12.9% and 18.0% reduction in Fortron and BiosPacific gross margins for the quarter and six months, respectively. The remaining inventory valuation adjustment of $1.3 million is expected to be expensed as the acquired inventory is sold over approximately the next 12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and six months ended December 31, 2005, increased $1.7 million (26.9%) and $2.5 million (21.0%), respectively, from the same periods of last year. Selling, general and administrative expenses are composed of the following (in thousands):

                                    QUARTER ENDED         SIX MONTHS ENDED
                                  -------------------   -------------------
                                  12/31/05   12/31/04   12/31/05   12/31/04
                                  --------   --------   --------   --------
Biotechnology                     $  4,194   $  3,415   $  7,833   $  6,388
R&D Europe                           2,059      2,194      3,841      3,916
Hematology                             424        436        808        845
Corporate                            1,303        245      1,952        775
                                  --------   --------   --------   --------
Total selling, general and
  administrative expenses         $  7,980   $  6,290   $ 14,434   $ 11,924
                                  ========   ========   ========   ========

Biotechnology selling, general and administrative expenses increased $779,000 (22.8%) and $1.4 million (22.6%) for the quarter and six months ended December 31, 2005, respectively. Included in these amount were $308,000 and $674,000 for the quarter and six months ended December 31, 2005, respectively, of Fortron and BiosPacific selling, general and administrative expenses. The remainder of the increase in Biotechnology expenses was primarily the result of increased profit sharing accrual (increases of $93,000 and $239,000 for the quarter and six months, respectively) and increased advertising and promotion expenditures (increases of $62,000 and $119,000, respectively).

Included in Corporate selling, general and administrative expenses for the quarter and six months ended December 31, 2005 was $1.1 million and $1.4 million, respectively, of employee stock-based compensation expense.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):

                                    QUARTER ENDED         SIX MONTHS ENDED
                                  -------------------   -------------------
                                  12/31/05   12/31/04   12/31/05   12/31/04
                                  --------   --------   --------   --------
Biotechnology                     $  4,404   $  4,430   $  8,936   $  8,930
Hematology                             170        189        355        377
                                  --------   --------   --------   --------
Total research and
  development expenses            $  4,574   $  4,619   $  9,291   $  9,307
                                  ========   ========   ========   ========

Amortization of Intangible Assets

The Company allocated approximately $12.8 million to goodwill and $7.1 million to other intangible assets arising from the acquisitions of Fortron and BiosPacific. The other intangible assets, mainly trade names and customer and supplier relationships, are being amortized over lives of one to eight years and amortization expense of $271,000 and $543,000 was recorded for the quarter and six months ended December 31, 2005, respectively, related to these assets.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction losses, rental income, building expenses related to properties not used in operations, and the Company's share of losses by Hemerus Medical, LLC (Hemerus). The Company has a 10% equity interest in Hemerus and accounts for its investment using the equity method of accounting as Hemerus is a limited liability corporation.

                                    QUARTER ENDED         SIX MONTHS ENDED
                                  -------------------   -------------------
                                  12/31/05   12/31/04   12/31/05   12/31/04
                                  --------   --------   --------   --------
Foreign currency losses (gains)   $     46   $    (82)  $     74   $    (35)
Rental income                         (337)       (53)      (679)       (72)
Real estate taxes, depreciation
  and utilities                        490        478        933        842
Hemerus Medical, LLC losses             82         73        164        147
                                  --------   --------   --------   --------
Total other non-operating
  expense (income)                $    281   $    416   $    492   $    882
                                  ========   ========   ========   ========

The Company's net investment in Hemerus at December 31, 2005 was $2.5 million. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in the company. Hemerus' success is dependent, in part, upon its ability to raise financing and to receiving Federal Drug Administration (FDA) clearance to market its products. If such financing or FDA clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company is considering an additional investment of up to $1.5 million in Hemerus within the next several months.

Income Taxes

Income taxes for the quarter and six months ended December 31, 2005 were provided at rates of approximately 33.7% and 33.5%, respectively, of consolidated earnings before income taxes compared to 34.2% and 34.4% for the quarter and six months ended December 31, 2004, respectively. U.S. federal taxes have been reduced by the credit for research and development expenditures, the benefit for extraterritorial income and, for the quarter and six months ended December 31, 2005, the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2006 to range from 33% to 34%.

Liquidity and Capital Resources

At December 31, 2005, cash and cash equivalents and available-for-sale investments were $137.4 million compared to $139.0 million at June 30, 2005. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $39.2 million from operating activities in the first six months of fiscal 2006 compared to $33.8 million in the first six months of fiscal 2005. The increase from the prior year was mainly the result of increased net earnings in the current year adjusted for the non-cash $1.4 million stock-based compensation expense for the six months ended December 31, 2005.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2006 and 2005 were $1.6 million and $1.0 million, respectively. The majority of capital additions in the first six months of fiscal 2006 and 2005 were for laboratory and computer equipment. Remaining expenditures in fiscal 2006 for laboratory and computer equipment are expected to be approximately $1.5 million. The Company also plans an estimated $7.5 million build-out of laboratory space at its Minneapolis facility. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the six months ended December 31, 2005, the Company purchased $26.9 million and had sales or maturities of $18.2 million of available-for-sale investments. During the six months ended December 31, 2004, the Company purchased $93.8 million and had sales or maturities of $75.0 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

As described previously, the Company acquired Fortron and BiosPacific effective July 1, 2005 for an aggregate purchase price of $20 million. Cash acquired in the transactions was $413,000. The net acquisition cost of $19.6 million was financed through cash and equivalents on hand at July 1, 2005.

The Company currently owns a 19.9% equity interest in ChemoCentryx, Inc.,
(CCX) a technology and drug development company, and accounts for its investment under the cost method of accounting. As a development stage company, CCX, is dependent on its ability to raise additional funds to continue research and development efforts. If such funding were unavailable or inadequate, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. At December 31, 2005, the Company's net investment in CCX was $5.1 million. CCX plans to raise additional financing during calendar 2006 and the Company may participate in the financing in order to retain its current ownership percentage.

Cash Flows From Financing Activities

Cash of $7.5 million and $1.1 million was received during the six months ended December 31, 2005 and 2004, respectively, for the exercise of stock options for 247,000 and 39,000 shares of common stock. Cash of $1.4 million was received during the six months ended December 31, 2004 for the exercise of warrants to purchase 120,000 shares of common stock. The Company also recognized a tax benefit from stock options exercised of $1.7 million and $131,000 for the six months ended December 31, 2005 and 2004, respectively.

During the first six months of fiscal 2005, options for 6,120 shares of common stock were exercised by the surrender of 1,190 shares of the Company's common stock with a fair market value of $45,000.

In the first six months of fiscal 2006 and 2005, the Company purchased 22,541 shares and 6,410 shares of common stock, respectively, for its employee Stock Bonus Plans at a cost of $1.3 million and $260,000, respectively.

In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The ASB agreement was subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period ending in December 2005. In December 2005, the Company settled the ASB agreement with a payment of $26.0 million using cash and equivalents on hand as of the settlement date.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. The Company adopted the standard as of July 1, 2005 (see Note D).

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

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company accounted for the manufacturer's deduction for the quarter and six months ended December 31, 2005 as provided for in FSP 109-1. The deduction reduced income tax expense approximately $195,000 and $395,000 for the quarter and six months ended December 31, 2005, respectively.

The FASB also issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company periodically evaluates the possibility of repatriating foreign earnings. At the present time, deferred taxes have not been recorded on undistributed earnings of foreign subsidiaries as the amounts are considered permanently invested. If the Company decides to repatriate foreign earnings, a one-time charge may be recorded for the deferred taxes.

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

Forward Looking Information and Cautionary Statements

This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act. These statements, including the Company's expectations as to the estimated compensation expense resulting from stock option expensing, the expected effective tax rate, expected capital expenditures, the margin impact of the recent acquisitions and the potential additional investments in Hemerus and ChemoCentryx, involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the integration of the recent acquisitions, the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $68.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

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

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At December 31, 2005 and 2004, the Company had $850,000 and $22,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At December 31, 2005 and 2004, the U.K. subsidiary had $459,000 and $292,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency losses of 26,000 pounds ($46,000) and net foreign currency gains of 100,000 pounds ($198,000) for the quarters ended September 30, 2005 and 2004, respectively. For the six months ended December 31, 2005 and 2004, the Company's U.K. subsidiary recognized net foreign currency losses of 42,000 pounds ($74,000) and net foreign currency gains of 122,000 pounds ($238,000), respectively. The Company's German subsidiary recognized net foreign currency losses of 81,000 euro ($116,000) and 153,000 euro ($203,000) for the quarter and six months ended December 31, 2004, respectively. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of December 31, 2005, the Company's long-term debt of $12.8 million consisted of a mortgage note payable with a floating interest rate at the one-month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 6.7% as of December 31, 2005.



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



                         PART II. OTHER INFORMATION


                         ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2005.


        ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2005:

                                     Total Number of    Maximum Approximate
                                   Shares Purchased as   Dollar Value of
           Total Number   Average   Part of Publicly    Shares that May Yet
             of Shares  Price Paid   Announced Plans    Be Purchased Under
  Period    Purchased    Per Share     or Programs      the Plans or Programs
---------- ------------ ---------- -------------------  ---------------------
10/1/05-
  10/31/05      0            --              0               $6.8 million
11/1/05-
  11/30/05      0            --              0               $6.8 million
12/1/05-
  12/31/05      0             (1)            0               $6.8 million

 (1) On February 17, 2005, the Board of Directors of the Company approved the repurchase of approximately 2.9 million shares of its common stock under an accelerated stock buyback (ASB) transaction for an initial value of approximately $100 million which was paid in March 2005. As described above, the agreement was subject to a market price adjustment which was settled, at the Company's option, in cash in December 2005 for $26.0 million, resulting in a total price paid per share of approximately $44.67.

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



                   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.



             ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 27, 2005 is contained in the Company's Form 10-Q for the quarter ended September 30, 2005, which is incorporated herein by reference.


                          ITEM 5 - OTHER INFORMATION


None.

                              ITEM 6 - EXHIBITS

See exhibit index following.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TECHNE CORPORATION
                                    (Company)



Date:  February 8, 2006              /s/ Thomas E. Oland
                                    ------------------------------------
                                    President, Chief Executive Officer

       February 8, 2006              /s/ Gregory J. Melsen
                                    ------------------------------------
                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q

                              TECHNE CORPORATION


Exhibit #            Description
---------            ----------------------------
31.1                 Section 302 Certification

31.2                 Section 302 Certification

32.1                 Section 906 Certification

32.2                 Section 906 Certification