Form 10-Q
period 2006-03-31
TECHNE CORP /MN/
filed 2006-05-09
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006, or


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer (X)  Accelerated filer ( ) Non-accelerated filer ( )

Indicate by check mark whether the Registrant is a shell company (as defined
in Exchange Act Rule 12b-2). ( ) Yes    (X) No

At May 3, 2006, 39,372,384 shares of the Company's Common Stock (par value $.01) were outstanding.

                          TECHNE CORPORATION
                                FORM 10-Q
                             MARCH 31, 2006

                                  INDEX

                                                                 PAGE NO.
                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

      Condensed Consolidated Balance Sheets as of March
        31, 2006 and June 30, 2005                                   3
      Condensed Consolidated Statements of Earnings for the
        Quarter and Nine Months Ended March 31,  2006 and 2005       4
      Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2006 and 2005                    5
      Notes to Condensed Consolidated Financial Statements           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                19

ITEM 4.  CONTROLS AND PROCEDURES                                    20

                       PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                          20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS                                            20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS            21

ITEM 5.  OTHER INFORMATION                                          21

ITEM 6.  EXHIBITS                                                   21

SIGNATURES                                                          21

                       PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share data)
                               (unaudited)

                                                      3/31/06   6/30/05
                                                     --------  --------
ASSETS
  Cash and cash equivalents                          $ 83,596  $ 80,344
  Short-term available-for-sale investments            16,166    16,790
  Trade accounts receivable, net                       26,024    22,041
  Other receivables                                       911     1,681
  Inventories                                           9,605     7,758
  Deferred income taxes                                 5,897     5,467
  Prepaid expenses                                        901       900
                                                     --------  --------
    Total current assets                              143,100   134,981

  Available-for-sale investments                       64,540    41,871
  Property and equipment, net                          88,203    89,036
  Goodwill, net                                        25,316    12,540
  Intangible assets, net                                7,205     1,598
  Deferred income taxes                                 5,035     6,524
  Investments                                           8,281     8,096
  Other long-term assets                                  442       617
                                                     --------  --------
                                                     $342,122  $295,263
                                                     ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                             $  3,402  $  2,715
  Salaries, wages and related accruals                  3,980     4,895
  Other accounts payable and accrued expenses           1,729     1,360
  Income taxes payable                                  2,922     3,808
  Current portion of long-term debt                     1,229     1,238
                                                     --------  --------
    Total current liabilities                          13,262    14,016

  Long-term debt, less current portion                 12,490    13,378
                                                     --------  --------
    Total liabilities                                  25,752    27,394
                                                     --------  --------
  Commitments and contingencies

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstanding
    39,368,701 and 38,636,658, respectively               394       386
  Additional paid-in capital                          101,516    78,804
  Retained earnings                                   212,930   185,049
  Accumulated other comprehensive income                1,530     3,630
                                                     --------  --------
    Total stockholders' equity                        316,370   267,869
                                                     --------  --------
                                                     $342,122  $295,263
                                                     ========  ========

   See notes to condensed consolidated financial statements (unaudited).

                    TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                 (unaudited)

                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------- -----------------
                                       3/31/06  3/31/05  3/31/06  3/31/05
                                      -------- -------- -------- --------
Net sales                             $ 54,813 $ 47,935 $150,551 $131,101
Cost of sales                           12,105    9,138   33,896   26,966
                                      -------- -------- -------- --------
Gross margin                            42,708   38,797  116,655  104,135
                                      -------- -------- -------- --------
Operating expenses:
  Selling, general and administrative    6,901    6,379   21,335   18,303
  Research and development               4,761    4,631   14,052   13,938
  Amortization of intangible assets        492      305    1,476      916
                                      -------- -------- -------- --------
     Total operating expenses           12,154   11,315   36,863   33,157
                                      -------- -------- -------- --------
Operating income                        30,554   27,482   79,792   70,978
                                      -------- -------- -------- --------
Other expense (income):
  Interest expense                         245      193      706      616
  Interest income                       (1,082)    (938)  (3,186)  (3,180)
  Other, net                               229      323      721    1,205
                                      -------- -------- -------- --------
      Total other income                  (608)    (422)  (1,759)  (1,359)
                                      -------- -------- -------- --------
Earnings before income taxes            31,162   27,904   81,551   72,337
Income taxes                            10,815    9,465   27,689   24,772
                                      -------- -------- -------- --------
Net earnings                          $ 20,347 $ 18,439 $ 53,862 $ 47,565
                                      ======== ======== ======== ========

Earnings per share:
 Basic                                $   0.52 $   0.46 $   1.38 $   1.16
 Diluted                              $   0.52 $   0.45 $   1.36 $   1.15

Weighted average common
 shares outstanding:
  Basic                                 39,199   40,423   38,941   40,961
  Diluted                               39,425   40,896   39,631   41,423

     See notes to condensed consolidated financial statements (unaudited).

                     TECHNE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                       NINE MONTHS ENDED
                                                      ------------------
                                                       3/31/06   3/31/05
                                                      --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $ 53,862  $ 47,565
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                        5,168     4,551
    Deferred income taxes                               (1,120)      374
    Stock-based compensation expense                     1,516        --
    Losses by equity method investee                       247       232
    Other                                                  175       128
    Change in operating assets and operating
     liabilities, net of acquisitions:
      Trade accounts and other receivables              (4,431)   (1,573)
      Inventories                                          438      (718)
      Prepaid expenses                                       4        51
      Trade, other accounts payable and
       accrued expenses                                    (17)    1,208
      Salaries, wages and related accruals                 407     1,711
      Income taxes payable                                (798)    1,193
                                                      --------  --------
        Net cash provided by operating activities       55,451    54,722
                                                      --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (2,785)  (10,229)
  Purchase of available-for-sale investments           (73,825) (124,035)
  Proceeds from sales of available-for-sale
   investments                                          45,963   157,815
  Proceeds from maturities of available-for-sale
   investments                                           7,420    30,911
  Increase in investments                                 (750)       --
  Increase in other long-term assets                        --      (496)
  Acquisitions, net of cash acquired                   (19,587)       --
                                                      --------  --------
        Net cash (used in) provided by
         investing activities                          (43,564)   53,966
                                                      --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                              12,377     2,779
  Tax benefit from stock option exercises                8,827       153
  Purchase of common stock for stock bonus plans        (1,292)     (260)
  Repurchase of common stock                           (25,981) (103,674)
  Payments on long-term debt                              (897)     (939)
                                                      --------  --------
        Net cash used by financing activities           (6,966) (101,941)
                                                      --------  --------

Effect of exchange rate changes on cash                 (1,669)    1,804
                                                      --------  --------
Net increase in cash and cash equivalents                3,252     8,551
Cash and cash equivalents at beginning of period        80,344    51,201
                                                      --------  --------
Cash and cash equivalents at end of period            $ 83,596  $ 59,752
                                                      ========  ========

      See notes to condensed consolidated financial statements (unaudited).

                  TECHNE CORPORATION & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A.  BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of Techne Corporation and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2005. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2005 included in the Company's Annual Report to Shareholders for fiscal 2005.

In future periods the Company will change its method for accounting for protein and antibody inventory. To meet strict customer quality standards, the Company has established a highly-controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. Due to changes in the Company's forecast, reserves for previously written off inventories may be reversed in subsequent years. Inventory reserves reversed through March 31, 2006 were not material to the Company's consolidated results of operations, consolidated financial position, assets or stockholders' equity as of and for each of the periods presented. In future periods, the Company will change its policy and will not write up previously unvalued inventories. This change in valuation methods is not expected to materially impact the Company's consolidated financial statements.

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

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company accounted for the manufacturer's deduction for the quarter and nine months ended March 31, 2006 as provided for in FSP 109-1. The deduction reduced income tax expense approximately $240,000 and $635,000 for the quarter and nine months ended March 31, 2006, respectively.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. The impact on the Company's consolidated financial statements of SFAS No. 154 will depend on accounting changes, if any, made in future periods.

Reclassifications:

Certain reclassifications have been made to the prior year consolidated financials statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                        3/31/06   6/30/05
                                                       --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                            $ 26,141  $ 22,159
    Less allowance for doubtful accounts                    117       118
                                                       --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                    $ 26,024  $ 22,041
                                                       ========  ========
INVENTORIES
  Raw materials                                        $  3,430  $  3,127
  Supplies                                                  128       135
  Finished goods                                          6,047     4,496
                                                       --------  --------
      TOTAL INVENTORIES                                $  9,605  $  7,758
                                                       ========  ========
PROPERTY AND EQUIPMENT
  Land                                                 $  4,214  $  4,214
  Buildings and improvements                             88,466    87,232
  Building construction in progress                       9,245     9,195
  Laboratory equipment                                   19,248    17,926
  Office equipment                                        3,683     3,545
  Leasehold improvements                                    756       711
                                                       --------  --------
                                                        125,612   122,823
    Less accumulated depreciation and amortization       37,409    33,787
                                                       --------  --------
      NET PROPERTY AND EQUIPMENT                       $ 88,203  $ 89,036
                                                       ========  ========

GOODWILL                                               $ 51,622  $ 38,846
    Less accumulated amortization                        26,306    26,306
                                                       --------  --------
      NET GOODWILL                                     $ 25,316  $ 12,540
                                                       ========  ========
INTANGIBLE ASSETS
  Customer relationships                               $ 20,200  $ 18,010
  Technology                                              4,213       730
  Trade names and trademarks                              1,396        --
  Supplier relationships                                     14        --
                                                       --------  --------
                                                         25,823    18,740
    Less accumulated amortization                        18,618    17,142
                                                       --------  --------
      NET INTANGIBLE ASSETS                            $  7,205  $  1,598
                                                       ========  ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments             $  2,230  $  3,983
  Unrealized losses on available-for-sale investments      (700)     (353)
                                                       --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME     $  1,530  $  3,630
                                                       ========  ========

B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------- -----------------
                                       3/31/06  3/31/05  3/31/06  3/31/05
                                      -------- -------- -------- --------
Weighted average common shares
  outstanding-basic                     39,199   40,423   38,941   40,961
Dilutive effect of forward contract
  (see Note E)                              --      115      334       38
Dilutive effect of stock options
  and warrants                             226      358      356      424
                                      -------- -------- -------- --------
Weighted average common shares
  outstanding-diluted                   39,425   40,896   39,631   41,423
                                      ======== ======== ======== ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1,000 for both the quarter and nine months ended March 31, 2006, and 686,000 and 269,000, respectively, for the same prior-year periods.


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

Following is financial information relating to the Company's operating segments (in thousands):
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------- -----------------
                                       3/31/06  3/31/05  3/31/06  3/31/05
                                      -------- -------- -------- --------
External sales
  Biotechnology                       $ 36,617 $ 30,740 $100,059 $ 81,495
  R&D Systems Europe                    14,496   13,543   39,477   37,426
  Hematology                             3,700    3,652   11,015   12,180
                                      -------- -------- -------- --------
Total external sales                    54,813   47,935  150,551  131,101
Intersegment sales - Biotechnology       6,394    5,598   18,248   15,606
                                      -------- -------- -------- --------
Total sales                             61,207   53,533  168,799  146,707
Less intersegment sales                 (6,394)  (5,598) (18,248) (15,606)
                                      -------- -------- -------- --------
Total consolidated net sales          $ 54,813 $ 47,935 $150,551 $131,101
                                      ======== ======== ======== ========
Earnings before income taxes
  Biotechnology                       $ 24,971 $ 21,722 $ 66,147 $ 55,311
  R&D Systems Europe                     5,946    5,980   15,765   15,709
  Hematology                             1,031      869    3,031    3,925
  Corporate and other                     (786)    (667   (3,392)  (2,608)
                                      -------- -------- -------- --------
Total earnings before income taxes    $ 31,162 $ 27,904 $ 81,551 $ 72,337
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

The Company adopted SFAS No. 123R as of July 1, 2005 using the modified prospective transition method. Under that transition method, compensation cost recognized in the first nine months of fiscal 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted subsequent to June 30, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R, the Company's earnings before income taxes for the quarter and nine months ended March 31, 2006 were $140,000 and $1.5 million, respectively, less than if it had continued to account for stock-based compensation under APB Opinion No. 25. Net earnings for the quarter and nine months ended March 31, 2006 were $111,000 and $1.1 million, respectively, less than would have been reported under APB Opinion No. 25. The adoption of SFAS No. 123R had less than a $.01 impact on basic and diluted earnings per share for the quarter ended March 31, 2006 and a $0.03 negative impact on basic and diluted earnings per share for the nine months ended March 31, 2006. Estimated total compensation expense of approximately $1.6 million or $0.03 per diluted share is anticipated for fiscal 2006. As of March 31, 2006, there was $384,000 of total unrecognized compensation cost related to nonvested stock options of which approximately $100,000 will be expensed in the last three months of fiscal 2006. The remainder will be expensed in fiscal 2007 and the first half of fiscal 2008. No options were granted during the quarters ended March 31, 2006 and 2005. The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------- ------------------
                                       3/31/06  3/31/05  3/31/06   3/31/05
                                      -------- -------- --------  --------
Dividend yield                              --       --       --        --
Expected annualized volatility             N/A      N/A   37%-53%   52%-56%
Risk free interest rate                    N/A      N/A 4.0%-4.4% 3.2%-3.9%
Expected life                              N/A      N/A  6 years   6 years
Weighted average fair value
 of options granted                        N/A      N/A   $30.03    $21.41

The Company has not paid cash dividends and does not have any plans to do so, therefore an expected dividend yield of zero was used to estimate fair value of options granted. The expected annualized volatility is based on the Company's historical stock price over a period equivalent to the expected life of the option granted. The risk-free interest rate is based on U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures.

Option activity under the Company's stock option plans as of March 31, 2006 and changes during the nine months ended March 31, 2006 were as follows:

                                        WEIGHTED  WEIGHTED
                                          AVG.      AVG.      AGGREGATE
                               SHARES   EXERCISE  CONTRACTUAL INTRINSIC
                             (in 000's)   PRICE   LIFE (Yrs.)   VALUE
                             ---------- --------  ----------- ---------
Outstanding at July 1, 2005       1,130   $24.11
Granted                              37    54.55
Exercised                          (732)   16.91
Forfeited                           (11)   52.41
                                 ------
Outstanding at March 31, 2006       424    38.47      4.9     $9.2 million
                                 ======

Exercisable at March 31, 2006       388   $38.06      4.8     $8.6 million
                                 ======

The aggregate intrinsic value in the above table is the in-the-money options at March 31, 2006 multiplied by the difference between the Company's closing stock price on March 31, 2006 and the option exercise price. The amount represents the pre-tax value that would have been received by the option holders had all the option holders exercised their options on March 31, 2006. The amount of the intrinsic value will change based on the fair market value of the Company's stock.

The aggregate intrinsic value of options exercised during the three and nine months ended March 31, 2006 was $22.8 million and $28.3 million, respectively. For the three and nine months ended March 31, 2005, the aggregate intrinsic value of options exercised was $683,000 and $1.4 million, respectively. Stock option exercises are satisfied through the issuance of new shares.

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123 for periods prior to the adoption of SFAS No. 123R, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                                                    NINE
                                                         QUARTER   MONTHS
                                                          ENDED     ENDED
                                                         3/31/05   3/31/05
                                                        --------  --------
Net earnings:
  As reported                                           $ 18,439  $ 47,565
  Plus employee stock-based compensation
    expense included in net earnings                          --        --
  Less employee stock-based compensation,
    net of tax effect                                        161     1,359
                                                        --------  --------
  Pro forma                                             $ 18,278  $ 46,206
                                                        ========  ========
Basic earnings per share:
  As reported                                           $   0.46  $   1.16
  Plus employee stock-based compensation
    expense included in net earnings                          --        --
  Less employee stock-based compensation,
    net of tax effect                                       0.01      0.03
                                                        --------  --------
  Pro forma                                             $   0.45  $   1.13
                                                        ========  ========
Diluted earnings per share:
  As reported                                           $   0.45  $   1.15
  Plus employee stock-based compensation
    expense included in net earnings                          --        --
  Less employee stock-based compensation,
    net of tax effect                                         --      0.03
                                                        --------  --------
  Pro forma                                             $   0.45  $   1.12
                                                        ========  ========

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

The positive effect of the reduction in outstanding shares on earnings per diluted share was $0.03 and $0.08 for the quarter and nine months ended March 31, 2006, respectively.


F.  COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income (loss) were as follows (in thousands):
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------- -----------------
                                       3/31/06  3/31/05  3/31/06  3/31/05
                                      -------- -------- -------- --------
Net earnings                          $ 20,347 $ 18,439 $ 53,862 $ 47,565
 Other comprehensive gain (loss),
  net of tax effect:
  Foreign currency
   translation adjustments                 617     (979)  (1,753)   1,971
  Unrealized loss on available-
   for-sale investments                   (178)    (155)    (347)    (281)
                                      -------- -------- -------- --------
Comprehensive income                  $ 20,786 $ 17,305 $ 51,762 $ 49,255
                                      ======== ======== ======== ========



         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

 Results of Operations for the Quarter and Nine Months Ended March 31, 2006
             and the Quarter and Nine Months Ended March 31, 2005

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

Overall Results

Consolidated net earnings increased 10.3% and 13.2% for the quarter and nine months ended March 31, 2006, respectively, compared to the quarter and nine months ended March 31, 2005. The primary reason for the increase was increased net sales. Consolidated net sales for the quarter and nine months ended March 31, 2006, increased 14.3% and 14.8%, respectively, from the same periods in the prior year. The acquisitions of Fortron and BiosPacific on July 1, 2005 increased sales approximately $2.6 million and $7.3 million, respectively, for the quarter and nine months ended March 31, 2006. The acquisitions positive impact on net earnings was $103,000 and $386,000 for the quarter and nine months ended March 31, 2006, respectively. The unfavorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $1.2 million and $2.5 million for the quarter and nine months ended March 31, 2006, respectively. The unfavorable impact on consolidated net earnings of the change in exchange rates was $323,000 and $676,000 for the quarter and nine months ended March 31, 2006, respectively. The Company generated cash of $55.5 million from operating activities in the first nine months of fiscal 2006 and cash, cash equivalents and available-for-sale investments were $164.3 million at March 31, 2006 compared to $139.0 million at June 30, 2005.

Net Sales

Consolidated net sales for the quarter ended March 31, 2006 were $54.8 million, an increase of $6.9 million (14.3%) from the quarter ended March 31, 2005. Consolidated net sales for the nine months ended March 31, 2006 were $150.6 million, an increase of $19.4 million (14.8%) from the prior-year period. Included in consolidated net sales for the quarter and nine months ended March 31, 2006 were $2.6 million and $7.3 million, respectively, from Fortron and BiosPacific, which were acquired effective July 1, 2005.

R&D Systems' Biotechnology Division net sales increased $3.3 million (10.8%) and $11.2 million (13.8%), respectively, for the quarter and nine months ended March 31, 2006. The Biotechnology Division sales increase for the quarter and nine months was mainly the result of $1.7 million and $8.0 million increased U.S. retail sales volume. Sales for the quarter and nine months to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market, showed the greatest revenue growth over the prior year. Approximately $600,000 of the increase in Biotechnology Division net sales for both the quarter and nine months ended March 31, 2006 was the result of price increases.

R&D Europe net sales increased $953,000 (7.1%) and $2.1 million (5.5%) for the quarter and nine months ended March 31, 2006, respectively, from the quarter and nine months ended March 31, 2005. The effect of changes from the prior year in foreign currency exchange rates used to convert British pounds to U.S. dollars reduced R&D Europe net sales approximately $1.2 million and $2.5 million for the quarter and nine months ended March 31, 2006. In British pounds, R&D Europe net sales increased 15.8% and 12.3% for the quarter and nine months ended March 31, 2006, respectively, mainly as a result of increased sales volume.

R&D Systems' Hematology Division net sales increased $48,000 (1.3%) and decreased $1.2 million (9.6%) for the quarter and nine months ended March 31, 2006, respectively, compared to the same prior-year periods. During the second quarter of fiscal 2005, a large OEM customer notified the Hematology Division that they were changing to a new primary vendor for certain controls and calibrators. Sales to this customer in the quarter and nine months ended March 31, 2006 decreased $173,000 and $1.6 million, respectively, from the same prior-year periods.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------- -----------------
                                       3/31/06  3/31/05  3/31/06  3/31/05
                                      -------- -------- -------- --------
Biotechnology                            78.8%    82.5%    78.2%    80.9%
R&D Systems Europe                       49.2%    54.8%    50.0%    53.6%
Hematology                               43.2%    41.9%    42.5%    46.6%
Consolidated gross margin                77.9%    80.9%    77.5%    79.4%

Consolidated gross margin percentages for the quarter and nine months ended March 31, 2006 were negatively impacted 2.4% and 2.3%, respectively, by the inclusion of Fortron and BiosPacific gross margins. Gross margin percentages for Fortron and BiosPacific, which were negatively affected by purchase accounting related to inventory acquired, were 29.7% and 33.2% for the quarter and nine months ended March 31, 2006, respectively. Under purchase accounting, inventory acquired is valued at fair market value less expected selling and marketing costs. As of the date of acquisition, the value of the acquired inventory was increased $2.1 million. Included in Fortron and BiosPacific cost of sales for the quarter and nine months was approximately $397,000 and $1.3 million related to the write up of acquired inventory, representing a 15.6% and 17.1% reduction in Fortron and BiosPacific gross margin percentages for the quarter and nine months, respectively. The remaining inventory valuation adjustment of $865,000 is expected to be expensed as the acquired inventory is sold over approximately the next nine months.

R&D Europe's gross margin percentages for the quarter and nine months ended March 31, 2006 were less than the comparable prior-year periods as a result of less favorable exchange rates. The higher gross margin percentage by the Hematology Division for the quarter ended March 31, 2006 as compared to the same quarter of the prior year was the a result of changes in product mix, while the lower gross margin percentage for the nine month period ended March 31, 2006 as compared to the prior year was the result of lower incremental sales to offset fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2006, increased $522,000 (8.2%) and $3.0 million (16.6%), respectively, from the same periods of last year. Selling, general and administrative expenses are composed of the following (in thousands):

                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------- -----------------
                                       3/31/06  3/31/05  3/31/06  3/31/05
                                      -------- -------- -------- --------
Biotechnology                         $  4,199 $  3,712 $ 12,032 $ 10,100
R&D Europe                               1,879    1,939    5,720    5,855
Hematology                                 441      505    1,249    1,350
Corporate                                  382      223    2,334      998
                                      -------- -------- -------- --------
Total selling, general and
  administrative expenses             $  6,901 $  6,379 $ 21,335 $ 18,303
                                      ======== ======== ======== ========

Biotechnology selling, general and administrative expenses increased $487,000 (13.1%) and $1.9 million (19.1%) for the quarter and nine months ended March 31, 2006, respectively. Included in these amount were $302,000 and $976,000 for the quarter and nine months ended March 31, 2006, respectively, of Fortron and BiosPacific selling, general and administrative expenses.

Included in Corporate selling, general and administrative expenses for the quarter and nine months ended March 31, 2006 was $140,000 and $1.5 million, respectively, of employee stock-based compensation expense.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------- -----------------
                                       3/31/06  3/31/05  3/31/06  3/31/05
                                      -------- -------- -------- --------
Biotechnology                         $  4,593 $  4,432 $ 13,529 $ 13,362
Hematology                                 168      199      523      576
                                      -------- -------- -------- --------
Total research and
 development expenses                 $  4,761 $  4,631 $ 14,052 $ 13,938
                                      ======== ======== ======== ========

Amortization of Intangible Assets

The Company allocated approximately $12.8 million to goodwill and $7.1 million to other intangible assets arising from the acquisitions of Fortron and BiosPacific. The other intangible assets, mainly technologies, trade names and customer and supplier relationships, are being amortized over lives of one to eight years and amortization expense of $271,000 and $814,000 was recorded for the quarter and nine months ended March 31, 2006, respectively, related to these assets.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to properties not used in operations, and the Company's share of losses by Hemerus Medical, LLC (Hemerus). The Company accounts for its investment in Hemerus using the equity method of accounting as Hemerus is a limited liability corporation.

                                      QUARTER ENDED    NINE MONTHS ENDED
                                   ------------------  ------------------
                                    3/31/06   3/31/05   3/31/06   3/31/05
                                   --------  --------  --------  --------
Foreign currency losses (gains)    $    (87) $     29  $    (13) $     (6)
Rental income                          (287)     (318)     (966)     (390)
Real estate taxes, depreciation
 and utilities                          520       527     1,453     1,369
Hemerus Medical, LLC losses              83        85       247       232
                                   --------  --------  --------  --------
Total other non-operating
 expense (income)                  $    229  $    323  $    721  $  1,205
                                   ========  ========  ========  ========

Through February 2006, the Company had a 10% equity interest in Hemerus. On March 1, 2006, the Company invested an additional $750,000, increasing its ownership to 15%. At March 31, 2006, the Company's net investment in Hemerus was $3.1 million. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in the company. Hemerus' success is dependent, in part, upon its ability to raise financing and to receiving Federal Drug Administration (FDA) clearance to market its products. If such financing or FDA clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Income Taxes

Income taxes for the quarter and nine months ended March 31, 2006 were provided at rates of approximately 34.7% and 34.0%, respectively, of consolidated earnings before income taxes compared to 33.9% and 34.2% for the quarter and nine months ended March 31, 2005, respectively. U.S. federal taxes have been reduced by the credit for research and development expenditures through December 2005, the benefit for extraterritorial income and, for the quarter and nine months ended March 31, 2006, the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2006 to range from 33.5% to 34.5%.

Liquidity and Capital Resources

At March 31, 2006, cash and cash equivalents and available-for-sale investments were $164.3 million compared to $139.0 million at June 30, 2005. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $55.5 million from operating activities in the first nine months of fiscal 2006 compared to $54.7 million in the first nine months of fiscal 2005. The increase from the prior year was mainly the result of increased net earnings in the current year of $6.3 million offset by a larger increase in trade accounts and other receivables (a $4.4 million increase compared to a $1.6 million increase in the prior year) as a result of increased sales and the Fortron and BiosPacific acquisitions. Cash provided by operating activities for the nine months ended March 31, 2006, was also reduced due to a decrease in income taxes payable as a result of stock option exercises.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal 2006 and 2005 were $2.8 million and $10.2 million, respectively. Included in capital expenditures for the first nine months of fiscal 2006 and 2005 were $1.2 million and $331,000, respectively, for building renovation and construction. Also included in fiscal 2005 capital expenditures was $8.4 million for property acquired in Minneapolis in January 2005. The remaining capital additions in the first nine months of fiscal 2006 and 2005 were for laboratory and computer equipment. Remaining expenditures in fiscal 2006 for laboratory and computer equipment are expected to be approximately $400,000. The Company is currently constructing additional laboratory space at its Minneapolis facility. The remaining construction cost is estimated at $8.5 million and is expected to be complete in approximately six months. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the nine months ended March 31, 2006, the Company purchased $73.8 million and had sales or maturities of $53.4 million of available-for-sale investments. During the nine months ended March 31, 2005, the Company purchased $124.0 million and had sales or maturities of $188.7 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

As discussed previously, the Company acquired Fortron and BiosPacific effective July 1, 2005 for an aggregate purchase price of $20 million. Cash acquired in the transactions was $413,000. The net acquisition cost of $19.6 million was financed through cash and equivalents on hand at July 1, 2005.

The Company currently owns a 19.3% equity interest in ChemoCentryx, Inc.,
(CCX) a technology and drug development company, and accounts for its investment under the cost method of accounting. As a development stage company, CCX, is dependent on its ability to raise additional funds to continue research and development efforts. If such funding were unavailable or inadequate, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. At March 31, 2006, the Company's net investment in CCX was $5.1 million. In April 2006, the Company made an additional $9 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX will not exceed 19.9% of CCX voting shares. The additional investment was financed through cash and equivalents on hand.

Cash Flows From Financing Activities

Cash of $12.4 million and $1.4 million was received during the nine months ended March 31, 2006 and 2005, respectively, for the exercise of stock options for 732,000 and 57,000 shares of common stock. Cash of $1.4 million was received during the nine months ended March 31, 2005 for the exercise of warrants to purchase 120,000 shares of common stock. The Company also recognized a tax benefit from stock option exercises of $8.8 million and $153,000 for the nine months ended March 31, 2006 and 2005, respectively.

During the first nine months of fiscal 2005, options for 16,120 shares of common stock were exercised by the surrender of 3,326 shares of the Company's common stock with a fair market value of $131,000.

In the first nine months of fiscal 2006 and 2005, the Company purchased 22,541 shares and 6,410 shares of common stock, respectively, for its employee Stock Bonus Plans at a cost of $1.3 million and $260,000, respectively.

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

Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2005. The application of certain of these policies require judgments and estimates that can affect the results of operations and financial position of the Company. Judgements and estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory valuation and allowances, impairment of goodwill, intangibles and other long-lived assets, accounting for investments and income taxes. There have been no changes in estimates in fiscal 2006 which would require disclosure. There have been no changes to the Company's policies in fiscal 2006 except for the Company's method of accounting for protein and antibody inventory.

The manufacturing process for proteins and antibodies has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. Due to changes in the Company's forecast, reserves for previously written off inventories may be reversed in subsequent years. Inventory reserves reversed through March 31, 2006 were not material to the Company's consolidated results of operations, consolidated financial position, assets or stockholders' equity. In future periods, the Company will change its policy and will not write up previously unvalued inventories. This change in valuation methods is not expected to materially impact the Company's consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. The Company adopted the standard as
of July 1, 2005.   See Note D to the accompanying condensed consolidated
financial statements.

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

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company accounted for the manufacturer's deduction for the quarter and nine months ended March 31, 2006 as provided for in FSP 109-1. The deduction reduced income tax expense approximately $240,000 and $635,000 for the quarter and nine months ended March 31, 2006, respectively.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. The impact on the Company's consolidated financial statements of SFAS No. 154 will depend on accounting changes, if any, made in future periods.

Forward Looking Information and Cautionary Statements

This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act. These statements, including the Company's expectations as to compensation expense resulting from stock option expensing, the effective tax rate, capital expenditures, expense related to acquired inventory, and the impact of the change in protein and antibody valuation methods, involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the integration of the recent acquisitions, the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $80.4 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

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

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At March 31, 2006 and 2005, the Company had $1.1 million and $31,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At March 31, 2006 and 2005, the U.K. subsidiary had $729,000 and $326,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized a net foreign currency gain of 50,000 pounds ($87,000) and a net foreign currency loss of 38,000 pounds ($71,000) for the quarters ended March 31, 2006 and 2005, respectively. The Company's German subsidiary recognized a net foreign currency gain of 32,000 euro ($42,000) for the quarter ended March 31, 2005. For the nine months ended March 31, 2006 and 2005, the Company's U.K. subsidiary recognized net foreign currency gains of 8,000 pounds ($13,000) and 84,000 pounds ($156,000), respectively. The Company's German subsidiary recognized a net foreign currency loss of 121,000 euro ($150,000) for the nine months ended March 31, 2005. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of March 31, 2006, the Company's long-term debt of $12.5 million consisted of a mortgage note payable with a floating interest rate at the one-month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 7.1% as of March 31, 2006.


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



                          PART II. OTHER INFORMATION


                         ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2005.


     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2006:

                                      Total Number of   Maximum Approximate
                                    Shares Purchased as  Dollar Value of
            Total Number   Average   Part of Publicly   Shares that May Yet
              Of Shares  Price Paid   Announced Plans   Be Purchased Under
Period       Purchased    Per Share    or Programs      the Plans or Programs
----------- ------------ ---------- ------------------- ---------------------
1/1/06 -
  3/31/06          0          --             0               $6.8 million
2/1/06 -
  2/28/06          0          --             0               $6.8 million
3/1/06 -
  3/31/06          0          --             0               $6.8 million

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


                                      TECHNE CORPORATION
                                      (Company)



Date:  May 9, 2006                    /s/ Thomas E. Oland
                                      ----------------------------------
                                      President, Chief Executive Officer



       May 9, 2006                    /s/ Gregory J. Melsen
                                      -----------------------------------
                                      Chief Financial Officer



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