Form 10-K
period 2006-06-30
TECHNE CORP /MN/
filed 2006-08-30
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended June 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes (X) No ( )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ( ) No (X)

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on August 25, 2006 as reported on The Nasdaq Stock Market was approximately $1.7 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at August 25, 2006:
39,380,682.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

                          TABLE OF CONTENTS
                                                                Page
 PART I
   Item 1.  Business                                                 3

   Item 1A. Risk Factors                                            10

   Item 1B. Unresolved Staff Comments                               11

   Item 2.  Properties                                              11

   Item 3.  Legal Proceedings                                       12

   Item 4.  Submission of Matters to a Vote of Security Holders     12

            Supplemental Item--Executive Officers of the Company    12

PART II
   Item 5.  Market for the Company's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                              13

   Item 6.  Selected Financial Data                                 14

   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations           15

   Item 7A. Quantitative and Qualitative Disclosures about
            Market Risk                                             24

   Item 8.  Financial Statements and Supplementary Data             25

   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  42

   Item 9A. Controls and Procedures                                 42

   Item 9B. Other Information                                       44

PART III
   Item 10. Directors and Executive Officers                        44

   Item 11. Executive Compensation                                  44

   Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters          44

   Item 13. Certain Relationships and Related Transactions          44

   Item 14. Principal Accountant Fees and Services                  45

PART IV
   Item 15. Exhibits and Financial Statement Schedules              45


SIGNATURES

                                PART I

                            ITEM 1.  BUSINESS

OVERVIEW

TECHNE Corporation (the Company) is a holding company which has two wholly-owned operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) located in Minneapolis, Minnesota and R&D Systems Europe Ltd. (R&D Europe) located in Abingdon, England. R&D Systems is a specialty manufacturer of biological products. Its two major operating segments are hematology controls, which are used in hospital and clinical laboratories to check the performance of blood analysis instruments, and biotechnology products, including purified proteins (cytokines) and antibodies which are sold exclusively to the research market and assay kits which are sold to the research and clinical diagnostic markets. R&D Systems acquired two subsidiaries effective July 1, 2005: Fortron Bio Science, Inc. (Fortron) and BiosPacific, Inc. (BiosPacific). R&D Europe distributes R&D Systems' biotechnology products in Europe. R&D Europe has a German sales subsidiary, R&D Systems GmbH (R&D GmbH) and a sales office in France.

In July 2005, the Company acquired Fortron Bio Science, Inc. and BiosPacific, Inc. Fortron, a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents , was relocated to the Company's Minneapolis facility in the first quarter of fiscal 2006. BiosPacific, located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems (IVDs) and immunodiagnostic kits. BiosPacific is the primary distributor of Fortron products. Fortron and BiosPacific had shared a unique strategic relationship since 1992 that combined Fortron's development and manufacturing excellence with BiosPacific's marketing and sales expertise. The acquisitions allow the Company to expand into the diagnostic market by offering research reagents that may have future diagnostic applications and/or develope products specifically for diagnostic markets.


THE MARKET

The Company manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 2006, 2005 and 2004, hematology segment revenues accounted for approximately 8%, 9% and 11%, respectively, of consolidated revenues. Revenues from the Company's biotechnology segment were 66%, 62% and 62% and revenues from R&D Europe were 26%, 29% and 27% of consolidated revenues for fiscal 2006, 2005 and 2004, respectively.


                      Biotechnology Products

R&D Systems is the world's leading supplier of cytokines and cytokine-related reagents to the biotechnology research community. These valuable proteins exist in minute amounts in different types of cells and can be extracted from
these cells or made through recombinant DNA technology.   Currently nearly
all of the Company's cytokines are produced by recombinant DNA technology.

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

In recent years, R&D Systems has also added enzymes and intracellular cell
signaling reagents to its product portfolio.   Enzymes are biological
catalysts that accelerate a variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins. Many enzymes are important markers and therapeutic targets for diseases such as cancer, Alzheimer's, arthritis, autoimmunity, diabetes, hypertension, obesity, AIDS and SARS.

R&D Systems markets cytokine assay kits under the tradename Quantikine(R). These kits are used by scientific researchers to quantify the level of a specific cytokine in a sample of serum, plasma or other biological fluid. Cytokine quantification is performed for basic research and in pharmaceutical discovery and development programs.

R&D Systems currently manufactures and sells in excess of 10,000 biotechnology products.

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

Clinical Diagnostic Kits.    R&D Systems has received FDA marketing
clearance for its erythropoietin (EPO), transferrin receptor (TfR) and Beta2-microglobulin diagnostic kits.

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



                Hematology Controls and Calibrators

Hematology controls and calibrators, manufactured and marketed by R&D Systems, are products composed of the various cellular components of blood which have been stabilized. Proper diagnosis of many illnesses requires a thorough and accurate analysis of a patient's blood cells, which is usually done with automated or semi-automated hematology instruments. Controls and calibrators produced by R&D Systems ensure that these instruments are performing accurately and reliably.

Blood is composed of plasma, the fluid portion of which is mainly water, and blood cells, which are suspended in the plasma. There are three basic types
of blood cells:  red cells, white cells and platelets.   Hemoglobin in red
cells transports oxygen from the lungs throughout the body. White cells defend the body against foreign invaders. Platelets serve as a "plug" to stem blood flow at the site of an injury by initiating a complex series of biochemical reactions that lead to the formation of a clot.

These fundamental blood components (red cells, white cells and platelets) differ widely in size and concentration. As noted above, hematology controls are used in automated and semi-automated cell counting analyzers to make sure these instruments are counting blood cells in patient samples accurately.
One of the most frequently performed laboratory tests on a blood sample is a complete blood count or CBC. Doctors use this test in disease screening and diagnosis. More than one billion of these tests are done world-wide every year, the great majority with cell counting instruments. In most laboratories the CBC consists of the white cell count, the red cell count, the hemoglobin reading, and the hematocrit reading (the percent of red cells in a volume of whole blood after it has been centrifuged). Also included in a CBC test is the differential, which numbers and classifies the different types of white cells.

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

R&D Systems offers a wide range of hematology controls and calibrators for both impedance and laser type cell counters. R&D Systems believes its products have improved stability and versatility and a longer shelf life than most of those of its competitors. Hematology control products are also supplied for use as proficiency testing materials by laboratory certifying authorities of a number of states and countries.

Hematology Products

Whole Blood CBC Controls/Calibrators. R&D Systems currently produces controls and calibrators for the following major brands of analyzers:
Abbott Diagnostics, Beckman Coulter, Bayer Technicon, ABX and Sysmex.

Linearity and Reportable Range Controls. These products provide a means of assessing the linearity of hematology analyzers for white blood cells, red blood cells, platelets and reticulocytes (immature red blood cells). Because hematology analyzers are single-point calibrated, these products allow users to determine and validate the reportable range of an instrument.

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

Multi-Purpose Platelet Reference Controls. These products, Platelet-Trol(R) II and Platelet-Trol Extended, are designed for use by automated and semi-automated analyzers which monitor platelet levels.

PRODUCTS UNDER DEVELOPMENT

R&D Systems is engaged in ongoing research and development in all of its major product lines: controls and calibrators (hematology) and cytokines, antibodies, assays and related products (biotechnology). The Company believes that its future success depends, to a large extent, on its ability to keep pace with changing technologies and markets. At the same time, the Company continues to examine its production processes to ensure high quality and maximum efficiency.

R&D Systems is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems developed several new hematology control products in fiscal 2006 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be developed or, if developed, can be successfully introduced into the marketplace.

Included in consolidated research and development expense through fiscal 2004 were the Company's share of equity method losses by CCX and DGI and Hemerus, companies in which the Company has invested. The nature of these business relationships are discussed in the following section. Research and development expense was as follows (in thousands):

                               Year Ended June 30,
                               2006    2005    2004
                             ------- ------- -------
 Biotechnology expenses      $18,114 $17,609 $17,139
 Hematology expenses             711     770     781
 CCX losses                       --      --   2,437
 DGI losses                       --      --     364
 Hemerus losses                   --      --      52
                             ------- ------- -------
                             $18,825 $18,379 $20,773
                             ======= ======= =======
 Percent of revenue             9.3%   10.3%   12.9%


BUSINESS RELATIONSHIPS

The Company has invested in the preferred stock and convertible debentures of ChemoCentryx, Inc. (CCX). CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX. Through April 2004, the Company held 26% of the outstanding stock of CCX and accounted for the investment under the equity method of accounting. In May and June, 2004, CCX obtained additional financing through the issuance of preferred stock. The financing included an additional $5.1 million investment by the Company. After the financing, the Company held a 19.9% equity interest in CCX. The Company then evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, after April 2004, accounted for its investment on a cost basis. The Company's net investment in CCX was $5.1 million at June 30, 2005. In April 2006, the Company made an additional $9.0 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into CCX preferred stock. The Company's equity interest in CCX remained at 19.9% after the financing. The Company's net investment in CCX at June 30, 2006 was $14.2 million, including a convertible note and accrued interest aggregating $4.8 million. In August 2006, the convertible note and accrued interest were converted into shares of CCX preferred stock and the Company's equity interest in CCX decreased to 19.3%.

In January 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3.0 million. In March 2006, the Company invested an additional $750,000 in Hemerus, increasing its ownership percentage to 15%. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Leukoreduced blood is important in blood transfusion. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research will involve joint projects to explore the use of Hemerus' filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting, as it is a limited liability corporation. The Company's net investment in Hemerus was $3.0 million and $2.6 million at June 30, 2006 and 2005, respectively.

In fiscal 2002, the Company made an equity investment of $3.0 million and entered into a research and license agreement with Discovery Genomics, Inc.
(DGI) of Minneapolis, Minnesota. DGI held licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drugable targets. The Company currently holds a 38% equity interest in DGI and warrants to acquire an additional 1.5 million shares at $2.50 per share which expire in August 2008. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty-free license to sell such products in the research market. The Company's investment was accounted for under the equity method of accounting. During fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million.

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal 2006, 2005 and 2004, OEM contracts accounted for $5.8 million, $6.8 million and $7.7 million, respectively, or 3%, 4% and 5% of total consolidated net sales.


GOVERNMENT REGULATION

All manufacturers of hematology controls and calibrators are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of R&D Systems' hematology control products are classified as "In Vitro Diagnostic Products" by the FDA. The entire hematology control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of the R&D Systems' hematology control operations and facilities. Hematology control manufacturing must comply with Quality System Regulations (QSR) as set forth in the FDA's regulations governing medical devices.

Three of R&D Systems' immunoassay kits, EPO, TfR and Beta2-microglobulin, have FDA clearance to be sold for clinical diagnostic use. R&D Systems must comply with QSR for the manufacture of these kits. Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance.

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation by the US Nuclear Regulatory Commission (NRC) and has been granted an NRC license due to expire in April 2007. The license is renewable annually. R&D Systems is also subject to regulation and inspection by the Department of Health of the State of Minnesota for its use of radioactive materials. It has been granted a certificate of registration, which is renewable annually, by the Minnesota Department of Health. The current certificate expires April 1, 2007. R&D Systems has had no difficulties in renewing these licenses in prior years and has no reason to believe they will not be renewed in the future. If, however, the licenses were not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace the use of radioisotopes.

AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company's hematology controls is whole blood. Human blood is purchased from commercial blood banks while porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased owing largely to the requirement that it be tested for certain diseases, the higher cost of these materials has not had a serious adverse effect on the Company's business. R&D Systems does not perform its own testing as the supplier tests all human blood purchased. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.


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

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2006, 2005 and 2004, total royalties expensed under these licenses were approximately $2.6 million, $2.6 million and $2.3 million, respectively.

R&D Systems has obtained federal trademark registration for certain of its hematology controls and biotechnology product groups. R&D Systems believes it has common law trademark rights to certain marks in addition to those which it has registered.


SEASONALITY OF BUSINESS

Sales of products by R&D Systems and, particularly R&D Europe, historically experience a slowing of sales or of the rate of sales growth during the summer months. R&D Systems also usually experiences a slowing of sales during the Thanksgiving to New Year holiday period. The Company believes this slowing is a result of vacation schedules in Europe and Japan and of academic schedules in the United States.


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2006, 2005 or 2004.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this report or as of a comparable date for fiscal 2005. The majority of the Company's biotechnology products are shipped within one day of receipt of the customers' order. The majority of hematology products are shipped based on a preset, recurring schedule.

COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including BD Biosciences, Invitrogen Corporation's BioSource Division, PeproTech, Inc., Sigma Chemical Co., Amersham Biosciences, Fisher Scientific, Millipore Corp. and EMD Biosciences, Inc. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

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


EMPLOYEES

Through its subsidiaries, Techne Corporation employed 577 full-time and 60 part-time employees as of June 30, 2006. R&D Systems had 523 full-time and 41 part-time employees as of June 30, 2006. R&D Europe had 48 full-time and 19 part-time employees as of June 30, 2006, including 9 full-time and 2 part-time at R&D Europe's sales subsidiary in Germany. BiosPacific had 6 full-time employees as of June 30, 2006. .


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom and Germany had no material effect on R&D Systems or R&D Europe in fiscal 2006.


GEOGRAPHIC AREA FINANICAL INFORMATION

Following is financial information relating to geographic areas (in thousands):

                                 Year Ended June 30,
                               2006     2005     2004
                             -------- -------- --------
Net sales
 United States               $118,780 $102,239 $ 94,559
 Europe                        57,021   53,780   47,004
 Other areas                   26,816   22,633   19,694
                             -------- -------- --------
Total net sales              $202,617 $178,652 $161,257
                             ======== ======== ========

                                  As of June 30,
                               2006     2005     2004
                             -------- -------- --------
Long-lived assets
 United States               $102,383 $102,984 $ 97,229
 Europe                           814      723      752
                             -------- -------- --------
Total long-lived assets      $121,197 $103,707 $ 97,981
                             ======== ======== ========

Net sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment, deposits on real estate, goodwill and intangible assets.


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


                           ITEM 1A.  RISK FACTORS


FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K, and elsewhere, that are forward-looking involve risks and uncertainties which may affect the Company's actual results of operations. Certain of these risks and uncertainties which have affected and, in the future, could affect the Company's actual results are discussed below. The Company undertakes no obligation to update or revise any forward-looking statements made due to new information or future events. Investors are cautioned not to place undue emphasis on these statements.


RISK FACTORS

The following risk factors should be read carefully in connection with evaluation of the Company's business and any forward-looking statements made in this Annual Report on Form 10-K and elsewhere. Any of the following risks could materially adversely affect the Company's business, operating results and financial condition.

The Company's biotechnology products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Changes in spending on research by such companies and in funding of such universities and institutions by government, including the National Institutes of Health, affects the revenues and earnings of the Company. The Company carries essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly net sales and earnings.

Approximately one quarter of the Company's net sales are made through its European subsidiary, R&D Systems Europe, which makes its sales in foreign currencies. The Company's net sales and earnings are, therefore, affected by fluctuations in currency exchange rates.

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


                   ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.


                           ITEM 2.  PROPERTIES

The Company owns the facilities its R&D Systems subsidiary occupies in Minneapolis, Minnesota. The R&D Systems complex currently includes 365,000 square feet of administrative, research and manufacturing space in three adjoining buildings.

In fiscal 2002, the Company purchased property adjacent to its Minneapolis facility. The Company has renovated this property and is currently leasing or plans to lease approximately 70% of the 176,000 square foot building as retail and office space and use the remainder as warehouse and storage space. The Company has constructed a link to connect this building to its current facility. The Company has begun finishing the 78,000 square foot link, to be used primarily for laboratory space, in fiscal 2006 and expects to complete the space in the second quarter of fiscal 2007.

In fiscal 2005, the Company acquired additional property adjacent to its Minneapolis facility. A portion of the property is currently leased to third parties and the Company plans to continue to lease out the building until the space is needed for its own operations.

In fiscal 2003, the Company purchased approximately 649 acres of farmland, including buildings, in southeast Minnesota. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. The remaining property is used by the Company to house goats and sheep for polyclonal antibody production.

Rental income from the above properties was $1.3 million, $750,000 and $131,000 in fiscal 2006, 2005 and 2004, respectively.

R&D Europe leases a building of approximately 17,000 square feet in Abingdon, England. Base rent was $453,000 in fiscal 2006.

R&D GmbH leases approximately 2,300 square feet in a multi-tenant office building in Wiesbaden-Nordenstadt, Germany. Base rent was $40,000 in fiscal 2006.

BiosPacific leases approximately 3,500 square feet in a multi-tenant office building in Emeryville, California. Base rent was $42,000 in fiscal 2006.

During fiscal 2006, the Company paid $114,000 rent on a 6,600 square foot building in Morrisville, North Carolina that had housed the operations of Fortron. These operations were transferred to Minneapolis in the first quarter of fiscal 2006. This lease agreement expires on October 31, 2007.

The Company believes the owned and leased property discussed above, are adequate to meet its occupancy needs in the foreseeable future.


                        ITEM 3.  LEGAL PROCEEDINGS

On June 29, 2006, Streck Laboratories, Inc. filed a Complaint against the Company and its subsidiary, Research and Diagnostic Systems, Inc. (R&D), in the United States District Court for the District of Nebraska. The Complaint alleges patent infringement involving certain patents issued to Streck relating to the addition of reticulocytes to hematology controls. The Company has reason to believe that an R&D employee, and not Streck employees, first invented the inventions claimed in these patents and several other patents issued to Streck. R&D is seeking to have an interference declared by the U.S. Patent and Trademark Office to determine priority of invention between a patent application filed by R&D and the Streck patents, including each of the patents involved in the lawsuit.



        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2006 fiscal year.

                    EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

      Name         Age  Position                               Officer Since
 --------------    ---  -------------------------------------- -------------
Thomas E. Oland     65   Chairman of the Board, President,         1985
                           Treasurer, Chief Executive and
                           Director

Dr. Monica Tsang    61   Vice President, Research                  1995

Marcel Veronneau    52   Vice President, Hematology Operations     1995

Gregory J. Melsen   54   Vice President of Finance and             2004
                           Chief Financial Officer

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

Gregory J. Melsen joined the Company in December 2004 as Vice President of Finance and Chief Financial Officer. From 2002 to 2004, he served as Vice President and Chief Financial Officer of PLATO Learning, Inc., a publicly held provider of computer-based and e-learning educational software. From 1999 to 2001, he held the position of Vice President of Finance, Treasurer and Chief Financial Officer of American Medical Systems Holdings, Inc., a publicly traded medical device manufacturer. Previously, Mr. Melsen was employed by a public accounting firm for nineteen years, including nine as an audit partner.




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

                      Fiscal 2006 Price   Fiscal 2005 Price
                        High      Low       High      Low
                       ------    ------    ------    ------
1st Quarter            $57.94    $46.40    $43.11    $36.01
2nd Quarter             58.45     52.38     40.09     34.96
3rd Quarter             60.14     56.51     41.54     33.11
4th Quarter             59.68     49.37     47.25     39.70

As of August 25, 2006, there were approximately 250 shareholders of record. As of August 25, 2005, there were over 25,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future.

The following table sets forth the repurchases of Company Common Stock for the quarter ended June 30, 2006.


                                                          Maximum Approximate
                                                          Dollar Value
                                        Total Number of       of Shares
                                       Shares Purchased     that May Yet
               Total Number  Average     as Part of         Be Purchased
               of Shares    Price Paid Publicly Announced  Under the Plans
Period         Purchased    Per Share  Plans or Programs    or Programs
-------------- ------------ ---------- ------------------ -------------------
4/1/06-4/30/06     0             --             0            $6.8 million
5/1/06-5/31/06     0             --             0            $6.8 million
6/1/06-6/30/06     0             --             0            $6.8 million

In May 1995, the Company announced a plan to purchase and retire its Common Stock. Repurchases of $40 million were authorized as follows: May 1995-$5 million; April 1997-$5 million; January 2001-$10 million; October 2002-
$20 million.  The plan does not have an expiration date.

                     ITEM 6.  SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share data)

Net Sales, Earnings and Cash
Flow Data For the Years
Ended June 30,                2006(1)     2005      2004     2003     2002(2)
---------------------------- --------  --------  --------  --------  --------
Net sales                    $202,617  $178,652  $161,257  $145,011  $130,900
Gross margin (3)              156,899   141,839   126,370   109,615    89,393
Selling, general and
 administrative expenses (3)   27,604    24,476    21,725    19,377    19,799
Research and development
 expenses (3)                  18,825    18,379    20,773    20,581    17,470
Operating income (3)          108,503    97,763    82,273    67,718    35,074
Earnings before income
 taxes (3)                    111,163    99,887    82,541    69,555    37,736
Net earnings (3)               73,351    66,132    52,928    45,396    21,130
Return on average equity        24.1%     23.4%     19.8%     20.5%     14.1%
Return on average assets        22.0%     21.3%     18.0%     18.1%     12.0%
Diluted earnings per share   $   1.85  $   1.62  $   1.27  $   1.08  $   0.64
Capital expenditures            4,603    11,410     3,710    15,194    22,276
Depreciation and
 amortization (4)               6,955     6,108     6,040     6,353    12,688
Interest expense                  964       822       678       974     1,320
Net cash provided by
 operating activities          85,589    74,443    65,553    55,238    27,667

Balance Sheet, Common Stock
and Employee Data as of
June 30,                      2006(1)     2005      2004     2003     2002(2)
---------------------------- --------  --------  --------  --------  --------
Cash, cash equivalents and
 short-term available-for-
 sale investments            $108,846  $ 97,134  $ 93,735  $118,763  $ 97,064
Receivables                    25,078    23,722    21,099    19,179    19,414
Inventories                     9,024     7,758     7,457     6,332     6,077
Working capital               131,856   120,965   114,606   138,707   114,448
Total assets                  370,512   295,263   325,460   263,277   238,247
Long-term debt, less
 current portion               12,198    13,378    14,576    15,852    17,101
Stockholders' equity          340,348   267,869   297,425   236,617   206,517
Average common and common
 equivalent shares
 (in thousands)                39,594    40,920    41,697    42,031    42,523
Book value per share (5)    $    8.64  $   6.93  $   7.23  $   5.78  $   4.97
Share price:
 High                           60.14     47.25     43.45     34.75     37.05
 Low                            46.40     33.11     28.11     18.95     25.30
Price to earnings ratio (6)        28        28        34        28        44
Current ratio                    8.34      9.63      9.52     13.86      8.82
Quick ratio                      7.45      8.62      8.53     12.76      7.96
Full-time employees               577       538       534       525       509

(1) The Company acquired Fortron Bio Science, Inc. and BiosPacific, Inc. on July 1, 2005.
(2) Fiscal 2002 results include a $17.5 million before tax charge ($11.4 million after tax and $.27 diluted earnings per share) for settlement of litigation with Amgen Inc.
(3) As a percent of net sales.
(4) The fiscal 2003 decrease in depreciation and amortization was primarily the result of adoption of Statement of Financial Accounting Standards No. 142, which required the cessation of goodwill amortization.
(5) Total stockholders' equity divided by total shares outstanding at June 30.
(6) Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.

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

R&D Systems acquired two subsidiaries effective July 1, 2005. Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents. Fortron was relocated to the Company's Minneapolis facility in the first quarter of fiscal 2006. BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems (IVDs) and immunodiagnostic kits. BiosPacific is the primary distributor of Fortron products. Fortron and BiosPacific had shared a unique strategic relationship since 1992 that combined Fortron's development and manufacturing excellence with BiosPacific's marketing and sales expertise. Both acquired subsidiaries are considered part of the Company's biotechnology operating segment.

Overall Results

Consolidated net earnings increased 10.9% for fiscal 2006 as compared to fiscal 2005. Increased consolidated net sales was the primary reason for the improvement. Consolidated net sales increased 13.4% from fiscal 2005. The acquisitions of Fortron and BiosPacific on July 1, 2005 increased consolidated net sales and consolidated net earnings by approximately $9.4 million (5.2%) and $515,000 (0.8%), respectively, for fiscal 2006. Consolidated gross margins decreased from 79.4% in fiscal 2005 to 77.4% in fiscal 2006 due to purchase accounting related to inventory acquired from Fortron and BiosPacific. The unfavorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $659,000 (1.0%) for the year ended June 30, 2006.

Consolidated net earnings increased 24.9% for fiscal 2005 as compared to fiscal 2004. Increased consolidated net sales was the primary reason for the improvement. Net sales increased 10.8% from fiscal 2004. A lower effective income tax rate, reduced losses and write-offs from equity investments and increased gross margins from 78.4% to 79.4% also contributed to the improvement in net earnings. The favorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert R&D Europe results was $868,000 (1.6%) for the year ended June 30, 2005.

Results of Operations

Net sales (in thousands):

                              Year Ended June 30,
                        2006         2005         2004
                      --------     --------     --------
Biotechnology         $134,424     $111,153     $ 99,382
R&D Systems Europe      52,954       51,315       44,397
Hematology              15,239       16,184       17,478
                      --------     --------     --------
                      $202,617     $178,652     $161,257
                      ========     ========     ========

Net sales for fiscal 2006 were $202.6 million, an increase of $23.9 million (13.4%) from fiscal 2005. Biotechnology net sales in fiscal 2006 increased $23.3 million (20.9%) from fiscal 2005. Net sales by Fortron and BiosPacific, which are included in this segment, accounted for $9.4 million of the biotechnology net sales increase for fiscal 2006. Approximately $1.3 million of the increase in biotechnology net sales for fiscal 2006 was the result of price increases. The majority of the remainder of the biotechnology net sales increase was from increased Biotechnology Division U.S. retail sales volume. Sales to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market showed the greatest revenue growth over fiscal 2005.

R&D Europe net sales increased $1.6 million (3.2%) in fiscal 2006. R&D Europe's net sales in British pound sterling increased 7.8% in fiscal 2006. The decrease in Hematology Division net sales in fiscal 2006 was the result of the reduction in sales to one OEM customer beginning in January 2005. Sales to this customer were $33,000 and $1.6 million in fiscal 2006 and 2005, respectively.

Net sales for fiscal 2005 were $178.7 million, an increase of $17.4 million (10.8%) from fiscal 2004. Biotechnology net sales for fiscal 2005 increased $11.8 million (11.8%) from fiscal 2004, the majority of which ($9.7 million) was from increased U.S. retail sales volume. R&D Europe net sales in fiscal 2005 increased $6.9 million (15.6%). The effect of changes from the prior year in foreign currency exchange rates used to convert R&D Europe net sales from British pound sterling to U.S. dollars increased R&D Europe net sales by $3.0 million in fiscal 2005. R&D Europe's net sales in British pounds increased 8.9% in fiscal 2005. The decrease in Hematology Division net sales in fiscal 2005 was the result of the reduction in sales to one OEM customer beginning in January 2005. Sales to this customer were $1.6 million and $3.0 million in fiscal 2005 and 2004, respectively.

Gross margins, as a percentage of net sales, were as follows:

                               Year Ended June 30,
2006	       2005         2004
                       --------     --------     --------
Biotechnology           78.3%         80.7%        80.4%
R&D Systems Europe      50.0%         53.2%        51.4%
Hematology              43.6%         46.5%        46.2%
Consolidated            77.4%         79.4%        78.4%

The consolidated gross margin percentage for fiscal 2006 was negatively impacted 2.1% by the inclusion of Fortron and BiosPacific gross margins. The gross margin percentage for Fortron and BiosPacific, which was negatively affected by purchase accounting related to inventory acquired, was 34.4% for fiscal 2006. Under purchase accounting, inventory acquired is valued at fair market value less expected selling and marketing costs. As of the date of acquisition, the value of the acquired inventory was increased $2.1 million. Included in Fortron and BiosPacific cost of sales for fiscal 2006 was approximately $1.7 million related to the write up of acquired inventory, representing a 17.8% reduction in Fortron and BiosPacific gross margin percentage for fiscal 2006. The remaining inventory valuation adjustment of $456,000 is expected to be expensed as the acquired inventory is sold over approximately the next six months. The decrease in R&D Europe's gross margin in fiscal 2006 was mainly the result of unfavorable exchange rates between a stronger U.S. dollar and weaker British pound sterling. The decrease in hematology gross margin was the result of lower sales volume to offset fixed manufacturing costs.

The increase in consolidated gross margin percentage in fiscal 2005 was mainly the result of R&D Europe's gross margin increasing from 51.4% in fiscal 2004 to 53.2% as a result of favorable exchange rates between a weaker U.S. dollar and stronger British pound sterling.

Selling, general and administrative expenses increased $3.1 million
(12.8%) and $2.8 million (12.7%) in fiscal 2006 and 2005, respectively. Selling, general and administrative expenses were as follows (in thousands):

 Year Ended June 30,
                         2006         2005         2004
                       --------     --------     --------
Biotechnology           $15,442      $13,517      $11,761
R&D Systems Europe        7,784        7,866        7,194
Hematology                1,625        1,808        1,697
Corporate                 2,753        1,285        1,073
                       --------     --------     --------
                        $27,604      $24,476      $21,725
                       ========     ========     ========

Biotechnology selling, general and administrative expenses increased $1.9 million (14.2%) in fiscal 2006. The majority of the increase was due to Fortron and BiosPacific, which had $1.3 million of selling, general and administrative expenses in fiscal 2006. Also, included in corporate selling, general and administrative expenses was $1.6 million of stock option expense from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R in fiscal 2006.

The increase in biotechnology selling, general and administrative expenses in fiscal 2005 of $1.8 million was the result of increased profit sharing and stock bonus expense of $742,000, increased personnel costs related to annual wage increases and additional sales and marketing personnel of $326,000 and increased advertising, promotion and web-site design consulting of $152,000. R&D Europe's selling, general and administrative expenses increased $672,000 (9.3%) in fiscal 2005. The majority of the increase was the result of the exchange rate to convert expenses from British pound sterling to U.S. dollars. In British pound sterling, R&D Europe's selling, general and administrative expenses increased 3.0% in fiscal 2005.

Research and development expenses increased $446,000 in fiscal 2006 and decreased $2.4 million in fiscal 2005. Included in research and development expenses in fiscal 2004 are the Company's share of losses in equity method investments. Research and development expenses are composed of the following (in thousands):

                                       Year Ended June 30,
                                 2006	      2005         2004
                               --------     --------     --------
Biotechnology                   $18,114      $17,609      $17,139
Hematology                          711          770          781
ChemoCentryx, Inc. losses            --           --        2,437
Discovery Genomics, Inc. losses      --           --          364
Hemerus Medical, LLC losses          --           --           52
                                -------      -------      -------
                                $18,825      $18,379      $20,773
                                =======      =======      =======

In May 2004, the Company changed from the equity method to the cost method of accounting for its investment in ChemoCentryx, Inc. (CCX) and no longer records its share of CCX losses in its consolidated results. The change to the cost method of accounting for CCX was the result of the Company's ownership percentage declining below 20% and qualitative factors which indicated that the Company does not exercise significant influence over the operations of CCX. The Company's net investment in CCX at June 30, 2005 was $5.1 million. In April 2006, the Company made an additional $9 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into shares of CCX preferred stock. The Company's equity interest in CCX remained at 19.9%. The Company's net investment in CCX at June 30, 2006 was $14.2 million, including the remaining convertible note and accrued interest. As a development stage company, CCX is dependent on its ability to raise additional funds to continue its research and development efforts. If such funding were unavailable or inadequate to fund operations, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

During the fourth quarter of fiscal 2004, the Company determined that its investment in Discovery Genomics, Inc. (DGI) was other than temporarily impaired and wrote off the remaining net investment of $1.5 million as an impairment loss.

Beginning in fiscal 2005, the Company's share of Hemerus losses are included in other non-operating expenses since Hemerus began selling product and was no longer considered a development stage company.

Excluding CCX, DGI and Hemerus losses, research and development expenses by the Company increased $446,000 and $459,000 in fiscal 2006 and 2005, respectively. These increases were primarily the result of the development of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division.

Amortization of intangible assets. The Company allocated approximately
$12.8 million to goodwill and $7.1 million to other intangible assets arising from the acquisitions of Fortron and BiosPacific. The other intangible assets, mainly technologies, trade names and customer and supplier relationships, are being amortized over lives of one to eight years and amortization expense of approximately $1.1 million was recorded in fiscal 2006 related to these assets.

Other non-operating expense (income) consists of foreign currency transaction gains, rental income, building expenses related to properties not used in operations and the Company's fiscal 2006 and 2005 share of equity in losses by Hemerus as follows (in thousands):

                                        Year Ended June 30,
                                  2006         2005         2004
                                --------     --------     --------
Foreign currency gains           $   (30)     $   (94)     $   (64)
Rental income                     (1,286)        (750)        (131)
Real estate taxes, depreciation
 and utilities                     1,982        1,701          977
Hemerus Medical, LLC losses          418          306           --
                                 -------      -------      -------
                                 $ 1,084      $ 1,163      $   782
                                 =======      =======      =======

The Company's net investment in Hemerus at June 30, 2005 was $2.6 million. In fiscal 2006, the Company invested an additional $750,000 in Hemerus, increasing its ownership percentage from 10% to 15%. The Company's net investment in Hemerus at June 30, 2006 was $3.0 million. Hemerus' success is dependent in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

Income taxes for fiscal 2006, 2005 and 2004 were provided at rates of approximately 34.0%, 33.8% and 35.9%, respectively, of consolidated earnings before income taxes. U.S. federal taxes have been reduced by the credit for research and development expenditures through December 2005, the benefit for extraterritorial income and, in fiscal 2006, the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for fiscal 2007 to range from 34% to 35%.

               QUARTERLY FINANCIAL INFORMATION (Unaudited)
                  (in thousands, except per share data)

                       Fiscal 2006                      Fiscal 2005
              First   Second  Third   Fourth   First   Second  Third   Fourth
               Qtr.    Qtr.    Qtr.    Qtr.     Qtr.    Qtr.    Qtr.    Qtr.
             ------- ------- ------- -------  ------- ------- ------- -------
Net sales    $47,709 $48,029 $54,813 $52,066  $40,919 $42,247 $47,935 $47,551
Gross margin  36,613  37,334  42,708  40,244   32,032  33,306  38,797  37,704
Earnings
 before taxes 25,490  24,899  31,162  29,612   21,747  22,686  27,904  27,550
Income taxes   8,489   8,385  10,815  10,123    7,555   7,752   9,465   8,983
Net earnings  17,001  16,514  20,347  19,489   14,192  14,934  18,439  18,567
Basic earnings
 per share      0.44    0.42    0.52    0.50     0.34    0.36    0.46    0.48
Diluted earnings
 per share      0.43    0.42    0.52    0.49     0.34    0.36    0.45    0.47


Liquidity and Capital Resources

Cash, cash equivalents and available-for-sale investments at June 30, 2006 were $186.5 million compared to $139.3 million at June 30, 2005. At June 30, 2004, cash, cash equivalents and available-for-sale investments were $176.6 million. The Company has an unsecured line of credit of $750,000 available at June 30, 2006. The line of credit expires on October 31, 2006. The interest rate charged on the line of credit is a floating rate at the one month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line in the current or prior fiscal year.

Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, debt repayment, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash flows from operating activities. The Company generated cash from operations of $85.6 million, $74.4 million and $65.6 million in fiscal 2006, 2005 and 2004, respectively. The increase in cash generated from operating activities in fiscal 2006 was the result of increased net earnings of $7.2 million and an increase in income taxes payable net of the excess tax benefit from stock option exercises in fiscal 2006 of $3.1 million compared to an increase in fiscal 2005 of $307,000. The increase in income taxes payable in fiscal 2006 was the result of lower U.S. federal and state income tax deposits.

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

Cash flows from investing activities. Capital additions consist of the following (in thousands):

                                           Year Ended June 30,
                                      2006         2005         2004
                                    --------     --------     --------
Laboratory, manufacturing,
 and computer equipment              $ 2,225      $ 1,712      $ 1,127
Renovation/construction
 (Minneapolis)                         2,233          555          253
Construction
(southeast Minnesota)                    145          793        2,330
Property purchase (Minneapolis)           --        8,350           --
                                     -------      -------      -------
                                     $ 4,603      $11,410      $ 3,710
                                     =======      =======      =======

In fiscal 2006, the Company began construction of additional laboratory space at its Minneapolis facility. Included in fiscal 2006 capital additions is approximately $1.5 million related to this construction. The remaining construction cost is estimated at $8.0 million and is expected to be complete in the second quarter of fiscal 2007. All construction is expected to be financed through currently available funds and cash generated from operating activities. The Company acquired property in southeast Minnesota in fiscal 2003 and has constructed additional facilities at this site in fiscal 2004 through 2006 to house goats and sheep used in the production of its antibodies. In fiscal 2005, the Company acquired property adjacent to its Minneapolis facility for $10.4 million. Two million of the purchase price had been deposited in escrow in fiscal 2002. The land and building purchases and construction were all financed through cash on hand, cash generated from operations and maturities of short-term available-for-sale investments.

Capital additions for laboratory, manufacturing and computer equipment planned for fiscal 2007 are expected to be approximately $4.7 million and are expected to be financed through currently available cash and cash generated from operations.

The Company's net purchases of (proceeds from) available-for-sale investments in fiscal 2006, 2005 and 2004 was $36.8 million, ($65.1) million, and $47.7 million, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

As discussed previously, the Company acquired Fortron and BiosPacific effective July 1, 2005 for an aggregate purchase price of $20 million. Cash acquired in the transactions was $413,000. The net acquisition cost of $19.6 million was financed through cash and equivalents on hand at July 1, 2005.

In fiscal 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3 million. In fiscal 2006, the Company invested an additional $750,000 in Hemerus, increasing its ownership percentage from 10% to 15%.

In fiscal 2004, the Company made additional investments totaling $5.1 million in ChemoCentryx, Inc. (CCX), a technology and drug development company. The Company's net investment in CCX was $5.1 million at June 30, 2005. In April 2006, the Company made an additional $9 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into shares of CCX preferred stock. The Company's equity interest in CCX remained at 19.9%. The Company's net investment in CCX at June 30, 2006 was $14.2 million, including a convertible note and accrued interest aggregating $4.8 million. In August 2006, the convertible note and accrued interest were converted into shares of CCX preferred stock and the Company's equity interest in CCX decreased to 19.3%.

Cash flows from financing activities. The Company received $12.5 million, $6.6 million and $4.1 million for the exercise of options for 739,000, 252,000 and 241,000 shares of common stock in fiscal 2006, 2005 and 2004, respectively. The Company also received $1.4 million for the exercise of warrants to purchase 120,000 shares of common stock in fiscal 2005. The Company recognized an excess tax benefit from stock option exercises of $8.0 million in fiscal 2006.

In fiscal 2006 and 2005, the Company purchased 22,541 and 6,410 shares of common stock, respectively, for its employee Stock Bonus Plans at a cost of $1.3 million and $260,000, respectively.

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

The Company has never paid cash dividends and currently has no plans to do so in fiscal 2007.

Contractual Obligations

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2006 (in thousands):

                                     Payments Due by Period
                          -------------------------------------------------
                                    Less than     1-3       4-5     After
                           Total    1 Year       Years     Years    5 Years
                          -------   ---------   -------   -------   -------

Long-term debt            $13,427   $ 1,229     $ 2,758   $ 3,218   $ 6,222
Operating leases            5,454       797       1,298     1,094     2,265
Minimum royalty payments      119       119          --        --        --
                          -------   -------     -------   -------   -------
                          $19,000   $ 2,145     $ 4,056   $ 4,312   $ 8,487
                          =======   =======     =======   =======   =======

The above long-term debt obligations exclude interest payments, which are at a floating rate.

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

Valuation of accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's established provisions, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Gross trade receivables totaled $23.9 million and the allowance for doubtful accounts was $120,000 at June 30, 2006.

Valuation of inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. Through
March 31, 2006, due to changes in the Company's forecast, reserves for previously written off inventories may have been reversed in subsequent periods. Inventory reserves reversed through March 31, 2006 were not material to the Company's consolidated results of operations, consolidated financial position, assets or stockholders' equity as of and for each of the periods presented. Subsequent to March 31, 2006, the Company changed its policy and no longer writes up previously unvalued inventories. This change in valuation method did not have a material impact on the Company's fiscal 2006 consolidated financial statements. The value of protein and antibody inventory reserved at June 30, 2006 was $11.7 million.

Valuation of goodwill. The Company is required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill is considered to be impaired if it is determined that the carrying value of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying value of shared assets to the reporting units. The Company's annual assessment included comparison of the carrying value of the net assets of the Company's biotechnology operations to its share of the Company's market capitalization at June 30, 2006. A significant change in the Company's market capitalization or in the carrying value of net assets of the biotechnology operations could result in an impairment charge in future periods. Goodwill at June 30, 2006 was $25.3 million.

Valuation of intangible and other long-lived assets. The Company periodically assesses the impairment of intangible and other long-lived assets, which requires it to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying value exceeds the asset groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying value exceeds its fair value would be written off as an impairment loss. Intangible assets and other long-lived assets at June 30, 2006, were $6.7 million and $404,000, respectively.

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

The Company periodically assesses its equity investments for impairment. Development stage companies, of the type the Company has invested in, are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or FDA clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company's net investments at June 30, 2006 in CCX and Hemerus were $14.2 million and $3.0 million, respectively. During fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million.

Share-based compensation. The Company adopted Statement of Accounting Standards (SFAS) No. 123R, Share-Based Payment, as of July 1, 2005. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. The Statement requires the measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The Company uses the Black-Scholes model to value stock option awards. The assumptions used in calculating the fair value of stock-based payment awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected term and forfeiture rate, and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period. As of June 30, 2006, the Company had outstanding stock options for 421,000 shares of common stock. Of those outstanding common stock options, 382,000 shares had vested as of June 30, 2006, and 39,000 shares were unvested. As of June 30, 2006, unrecognized compensation expense was $367,000. Any significant increase in future stock-based awards could materially impact earnings.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The manufacturer's deduction was available to the Company beginning in fiscal year 2006 and the Company accounted for the manufacturer's deduction as provided for in FSP 109-1. The deduction reduced income tax expense approximately $879,000 for the year ended June 30, 2006.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. Adoption of the Statement will not have an impact on the Company's prior consolidated financial statements as it is prospective in nature.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.
109. FIN 48 requires disclosures of additional quantitative and qualitative information regarding uncertain tax positions taken for tax-return purposes that have not been recognized for financial reporting, along with analysis of significant changes during each period. The Interpretation is effective for the Company in fiscal 2008. The Company is currently evaluating the provisions of FIN 48, but it is not expected to have a material impact on the Company's consolidated financial statements.

Market Risk

At the end of fiscal 2006, the Company had an independently managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $96.5 million (see Note A of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound sterling to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.4 million effect on annual consolidated operating income. Month-end exchange rates between the British pound and the U.S. dollar were as follows:

                                     Year Ended June 30,
                               2006         2005         2004
                             --------     --------     --------
High                          $1.87        $1.92        $1.87
Low                            1.72         1.79         1.58
Average                        1.78         1.86         1.75

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At June 30, 2006 and 2005, the Company had $257,000 and $642,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary and the U.K. subsidiary had $509,000 and $510,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of 17,000 British pound sterling ($30,000), 135,000 British pound sterling ($251,000) and 36,000 British pound sterling ($64,000) for the years ended June 30, 2006, 2005 and 2004, respectively. The Company's German subsidiary recognized net foreign currency losses of 125,000 euro ($157,000) for the year ended June 30, 2005. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of June 30, 2006, the Company's long-term debt consisted of a mortgage note payable. The interest rate on the mortgage is at a floating interest rate at the one month London interbank offered rate (Libor) plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 7.6% as of June 30, 2006.

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

The Company's expansion strategies, which include internal development of new products, collaborations, investments in joint ventures and companies developing new products related to the Company's business, and the acquisition of companies for new products and additional customer base, carry risks that objectives will not be achieved and future earnings will be adversely affected. Under the equity method of accounting, a percentage of the losses of certain companies in which the Company invests will be reported as losses of the Company. The Company may not have control of the expense levels of such companies and their losses may be greater than those anticipated by the Company. Additionally, if the Company determines that its investment in unconsolidated companies is "other than temporarily" impaired, the Company may write off its entire investment in such company.

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




               ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

See discussion under "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       TECHNE Corporation and Subsidiaries
                      (in thousands, except per share data)

                                                   Year Ended June 30,
                                               2006	  2005       2004
                                             --------   --------   --------
Net sales                                    $202,617   $178,652   $161,257
Cost of sales                                  45,718     36,813     34,887
                                             --------   --------   --------
Gross margin                                  156,899    141,839    126,370
                                             --------   --------   --------
Operating expenses:
Selling, general and administrative            27,604     24,476     21,725
Research and development                       18,825     18,379     20,773
Amortization of intangible assets (Note D)      1,967      1,221      1,599
                                             --------   --------   --------
  Total operating expenses                     48,396     44,076     44,097
                                             --------   --------   --------
Operating income                              108,503     97,763     82,273
                                             --------   --------   --------
Other expense (income):
Interest expense                                  964        822        678
Interest income                                (4,708)    (4,109)    (3,251)
Impairment loss on equity investment (Note A)      --         --      1,523
Other non-operating expense, net                1,084      1,163        782
                                             --------   --------   --------
  Total other income                           (2,660)    (2,124)      (268)
                                             --------   --------   --------
Earnings before income taxes                  111,163     99,887     82,541
Income taxes (Note H)                          37,812     33,755     29,613
                                             --------   --------   --------
Net earnings                                 $ 73,351   $ 66,132   $ 52,928
                                             ========   ========   ========
Earnings per share:
 Basic                                       $   1.88   $   1.64   $   1.29
 Diluted                                     $   1.85   $   1.62   $   1.27
Weighted average common shares outstanding:
 Basic                                         39,049     40,359     41,046
 Diluted                                       39,594     40,920     41,697


              See Notes to Consolidated Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                     TECHNE Corporation and Subsidiaries
               (in thousands, except share and per share data)

                                                               June 30,
                                                           2006       2005
                                                         --------   --------
Assets
Current assets:
 Cash and cash equivalents                               $ 89,634   $ 80,344
 Short-term available-for-sale investments (Note A)        19,212     16,790
 Trade accounts receivable, less allowance for
  doubtful accounts of $120 and $118, respectively         23,769     22,041
 Other receivables                                          1,309      1,681
 Inventories (Note B)                                       9,024      7,758
 Deferred income taxes (Note H)                             6,121      5,467
 Prepaid expenses                                             753        900
                                                         --------   --------
    Total current assets                                  149,822    134,981
Available-for-sale investments (Note A)                    77,660     42,189
Property and equipment, net (Note C)                       88,772     89,036
Goodwill (Note D)                                          25,308     12,540
Intangible assets, net (Note D)                             6,713      1,598
Deferred income taxes (Note H)                              4,638      6,524
Investments (Note A)                                       17,195      7,778
Other assets                                                  404        617
                                                         --------   --------
                                                         $370,512   $295,263
                                                         ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable                                  $  3,627   $  2,715
 Salaries, wages and related accruals                       5,148      4,895
 Other accounts payable and accrued expenses                1,833      1,360
 Income taxes payable                                       6,129      3,808
 Current portion of long-term debt (Note E)                 1,229      1,238
                                                         --------   --------
    Total current liabilities                              17,966     14,016
Long-term debt, less current portion (Note E)              12,198     13,378
                                                         --------   --------
    Total liabilities                                      30,164     27,394
                                                         --------   --------
Commitments and contingencies (Note F)
Stockholders' equity (Note G):
 Undesignated capital stock, no par; authorized
  5,000,000 shares; none issued or outstanding                 --         --
 Common stock, par value $.01 a share; authorized
  100,000,000 shares; issued and outstanding
  39,376,782 and 38,636,658 shares, respectively              394        386
 Additional paid-in capital                               101,941     78,804
 Retained earnings                                        232,328    185,049
 Accumulated other comprehensive income (Note M)            5,685      3,630
                                                         --------   --------
Total stockholders' equity                                340,348    267,869
                                                         --------   --------
                                                         $370,512   $295,263
                                                         ========   ========

               See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (Note M)
                        TECHNE Corporation and Subsidiaries
                                  (in thousands)


                                                                                  Accum.
                                                                                  Other
                                                            Additional            Compre-
                                            Common  Stock   Paid-in     Retained  hensive
                                            Shares  Amount  Capital     Earnings  Income    Total
                                            ------  ------  ----------  --------  --------  --------

Balances at June 30, 2003                   40,913   $ 409    $ 63,279  $169,809   $ 3,120  $236,617
 Comprehensive income:
  Net earnings                                  --      --          --    52,928        --    52,928
   Other comprehensive
     income, net of tax:
     Foreign currency
      translation adjustments                   --      --          --        --     3,271     3,271
     Unrealized losses on
      available-for-sale
      investments                               --      --          --        --    (1,066)   (1,066)
                                                                                            --------
 Comprehensive income                                                                         55,133
 Common stock issued for
  exercise of options
  (Note G)                                     242       3       4,094        --        --     4,097
 Surrender and retirement of
  stock to exercise options
  (Note L)                                      (0)     (0)         --        (9)       --        (9)
 Tax benefit from exercise
  of stock options                              --      --       1,587        --        --     1,587
                                            ------   -----    --------  --------   -------  --------
Balances at June 30, 2004                   41,155     412      68,960   222,728     5,325   297,425
 Comprehensive income:
  Net earnings                                  --      --          --        --    66,132    66,132
   Other comprehensive
    income, net of tax:
    Foreign currency
     translation adjustments                    --      --          --        --    (1,464)   (1,464)
    Unrealized losses on
     available-for-sale
     investments                                --      --          --        --      (231)     (231)
                                                                                            --------
 Comprehensive income                                                                         64,437
 Common stock issued for
  exercise of warrant
  (Note G)                                     120       1       1,425        --        --     1,426
 Common stock issued for
  exercise of options
  (Note G)                                     269       3       6,750        --        --     6,753
 Surrender and retirement of
  stock to exercise options
  (Note L)                                      (4)     (1)         --      (166)       --      (167)
 Repurchase and retirement
  of common stock
  (Note G)                                  (2,903)    (29)         --  (103,645)       --  (103,674)
 Contribution to Stock
  Bonus Plan (Note L)                           --      --         308        --        --       308
 Tax benefit from exercise
  of stock options                              --      --       1,361        --        --     1,361
                                            ------   -----    --------  --------   -------  --------
Balances at June 30, 2005                   38,637     386      78,804   185,049     3,630   267,869
 Comprehensive income:
  Net earnings                                  --      --          --    73,351        --    73,351
   Other comprehensive
    income, net of tax:
    Foreign currency
     translation adjustments                    --      --          --        --     2,539     2,539
    Unrealized losses on
     available-for-sale
     investments                                --      --          --        --      (484)     (484)
                                                                                            --------
 Comprehensive income                                                                         75,406
 Common stock issued for
  exercise of options
  (Note G)                                     742       8      12,633        --        --    12,641
 Surrender and retirement of
  stock to exercise options
  (Note L)                                      (2)      0)         --       (91)       --       (91)
 Repurchase and retirement
  of common stock (Note G)                      --      --          --   (25,981)       --   (25,981)
 Stock-based compensation
  expense (Note A)                              --      --       1,628        --        --     1,628
 Tax benefit from exercise
  of stock options                              --      --       8,876        --        --     8,876
                                            ------   -----    --------  --------   -------  --------
Balances at June 30, 2006                   39,377   $ 394    $101,941  $232,328   $ 5,685  $340,348
                                            ======   =====    ========  ========   =======  ========


              See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Note L)
                         TECHNE Corporation and Subsidiaries
                                  (in thousands)

                                                     Year Ended June 30,
                                                 2006	   2005      2004
                                               --------  --------  --------
Cash flows from operating activities:
 Net earnings                                  $ 73,351  $ 66,132  $ 52,928
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                  6,955     6,108     6,040
   Deferred income taxes                           (937)      672       317
   Stock-based compensation expense               1,628        --        --
   Excess tax benefit from stock option
    exercises                                    (7,989)       --        --
   Losses by equity method investees                418       306     2,853
   Impairment loss on equity investment              --        --     1,523
   Other                                            129       104       335
   Change in operating assets and
    liabilities, net of acquisitions:
    Trade accounts and other receivables         (2,153)   (1,034)    1,170)
    Inventories                                   1,111      (325)   (1,017)
    Prepaid expenses                                169        51      (119)
    Trade, other accounts payable and
     accrued expenses                               253       153    (1,069)
    Salaries, wages and related accruals          1,554     1,959     1,614
    Income taxes payable                         11,100       307     3,318
                                               --------  --------  --------
      Net cash provided by
       operating activities                      85,589    74,433    65,553
                                               --------  --------  --------
Cash flows from investing activities:
 Additions to property and equipment             (4,603)  (11,410)   (3,710)
 Purchase of available-for-sale investments     (94,985) (146,870) (144,630)
 Proceeds from maturities of available-
  for-sale investments                            8,150    33,256    29,345
 Proceeds from sale of available-for-
  sale investments                               50,058   178,760    67,550
 Increase in other long-term assets                  --      (461)       --
 Acquisitions, net of cash acquired             (19,587)       --        --
 Increase in investments                         (9,750)       --    (8,062)
                                               --------  --------  --------
      Net cash (used in) provided by
       investing activities                     (70,717)   53,275   (59,507)
                                               --------  --------  --------
Cash flows from financing activities:
 Issuance of common stock                        12,550     8,012     4,088
 Excess tax benefit from stock option
  exercises                                       7,989        --        --
 Purchase of common stock for stock
  bonus plans                                    (1,292)     (260)       --
 Repurchase of common stock                     (25,981) (103,674)       --
 Payments on long-term debt                      (1,189)   (1,241)   (1,229)
                                               --------  --------  --------
      Net cash (used in) provided by
       financing activities                      (7,923)  (97,163)    2,859
                                               --------  --------  --------
Effect of exchange rate changes on cash
 and cash equivalents                             2,341    (1,402)    2,925
                                               --------  --------  --------
Net increase in cash and cash equivalents         9,290    29,143    11,830
Cash and cash equivalents at beginning
 of year                                         80,344    51,201    39,371
                                               --------  --------  --------
Cash and cash equivalents at end of year       $ 89,634  $ 80,344  $ 51,201
                                               ========  ========  ========

            See Notes to Consolidated Financial Statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     TECHNE Corporation and Subsidiaries

                   Years Ended June 30, 2006, 2005 and 2004

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

R&D Systems acquired two subsidiaries effective July 1, 2005. Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents. Fortron was relocated to the Company's Minneapolis facility in the first quarter of fiscal 2006. BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems (IVDs) and immunodiagnostic kits. BiosPacific is the primary distributor of Fortron products. Fortron and BiosPacific had shared a unique strategic relationship since 1992 that combined Fortron's development and manufacturing excellence with BiosPacific's marketing and sales expertise.

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

Research and development: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications. Included in research and development expense for fiscal 2004 was the Company's share of losses by development stage companies in which it had invested due to the Company obtaining research market rights to products developed by the investee companies. (See Investments below.)

Advertising costs: Advertising expenses (including production and communication costs) for fiscal 2006, 2005 and 2004 were $2.6 million per year. The Company expenses advertising expenses as incurred.

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

Available-for-sale investments: Available-for-sale investments consist mainly of debt instruments with original maturities of generally greater than three months to three years. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. If an "other than temporary" impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company's current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

At June 30, 2006 and 2005, the amortized cost and market value of the Company's available-for-sale securities by major security type were as follows (in thousands):

                                            June 30,
                                          2006           2005
                                    --------------  ---------------
                                     Cost    Market  Cost    Market
                                    ------- ------- ------- -------
State and municipal securities      $97,308 $96,549 $58,007 $57,735
Corporate debt security                  --      --     925     926
Marketable equity security              400     323     400     318
                                    ------- ------- ------- -------
                                     97,708  96,872  59,332  58,979
Net unrealized losses                  (836)     --    (353)     --
                                    ------- ------- ------- -------
                                    $96,872 $96,872 $58,979 $58,979
                                    ======= ======= ======= =======

Gross unrealized gains and losses on state and municipal securities were $1,000 and $760,000, respectively, at June 30, 2006. Gross unrealized gains and losses on state and municipal securities were $32,000 and $304,000, respectively, at June 30, 2005.

Contractual maturities of available-for-sale state, municipal and corporate debt securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

Year Ending June 30, 2006:
--------------------------
Due within one year         $19,212
Due in one to three years    77,337
                            -------
Total debt securities        96,549
Equity security                 323
                            -------
                            $96,872
                            =======

At June 30, 2006, the Company's investments in an unrealized loss position that have been determined to be temporarily impaired are as follows (in thousands):

                        Period of Unrealized Loss
                         Less Than         Greater Than
                        One Year            One Year           Total
                    ------------------ ------------------ -------------------
                    Fair    Unrealized Fair    Unrealized Fair    Unrealized
                    Value   Losses     Value   Losses     Value   Losses
                    ------- ---------- ------- ---------- ------- ----------
State and municipal
 securities         $78,143   $612     $15,626    $148    $93,769     $760
Marketable equity
 securities              --     --         323      77        323       77
                    ------- ---------- ------- ---------- ------- ----------
                    $78,143   $612     $15,949    $225    $94,092     $837
                    ======= ========== ======= ========== ======= ==========

The unrealized losses on the Company's investments in state and municipal securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

The Company's investment in marketable equity securities is not material and consists of an investment in the common stock of a publicly held company primarily focused on the development and sale of cancer diagnostic and research products and services. The investee was considered a development stage company through September 2005.

Proceeds from maturities or sales of available-for-sale securities were $58.2 million, $212.0 million and $96.9 million during fiscal 2006, 2005 and 2004, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. Through
March 31, 2006, due to changes in the Company's forecast, reserves for previously written off inventories may have been reversed in subsequent periods. Inventory reserves reversed through March 31, 2006 were not material to the Company's consolidated results of operations, consolidated financial position, assets or stockholders' equity as of and for each of the periods presented. Subsequent to March 31, 2006, the Company changed its policy and no longer writes up previously unvalued inventories. This change in valuation method did not have a material impact on the Company's fiscal 2006 consolidated financial statements.

Depreciation and amortization: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of five to forty years.

Goodwill and intangible assets: At June 30, 2006 the Company had net unamortized goodwill of $25.3 million. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2006. The Company used discounted cash flow and other fair value methodologies to assess impairment. Other intangible assets are being amortized over their estimated useful lives.

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

Investments: The Company has invested in the preferred stock of ChemoCentryx, Inc. (CCX), a technology and drug development company. Through April 2004 the Company held 26% of the outstanding stock of CCX and accounted for the investment under the equity method of accounting. In May and June, 2004 CCX obtained additional financing through the issuance of preferred stock. The financing included a $5.1 million investment by the Company. After the financing the Company held a 19.9% equity interest in CCX. The Company evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, after April 2004, accounted for its investment on a cost basis. The Company's net investment in CCX at June 30, 2005 was $5.1 million. In April 2006, the Company made an additional $9 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into CCX preferred stock. The Company's equity interest in CCX remained at 19.9%. The Company's net investment in CCX at June 30, 2006 was $14.2 million, including a convertible note and accrued interest aggregating $4.8 million. In August 2006, the convertible note and accrued interest was converted into shares of CCX preferred stock and the Company's equity interest in CCX decreased to 19.3%. In accordance with paragraphs 14 and 15 of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined that because CCX is privately held, it is not practicable to estimate the fair value of its investment in CCX and has not identified any events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

On January 1, 2004, the Company purchased a 10% interest in Hemerus
Medical, LLC (Hemerus) for $3 million. On March 1, 2006, the Company invested an additional $750,000 in Hemerus, increasing its ownership percentage to 15%. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Leukoreduced blood is important in blood transfusion. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research will involve joint projects to explore the use of Hemerus's filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability corporation. The Company's net investment in Hemerus was $3.0 million and $2.6 million at June 30, 2006 and 2005, respectively.

On August 2, 2001, the Company made an equity investment of $3 million in Discovery Genomics, Inc. (DGI) preferred stock. DGI holds licenses from the University of Minnesota to develop technologies used for functional genomics and the discovery of drug targets. The Company holds a 38% equity interest in DGI and accounted for this investment under the equity method of accounting. During fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million. The Company has been issued warrants for 1.5 million shares of DGI preferred stock which expire on August 2, 2008.

Except for the April 2006 CCX convertible note, the Company does not provide loans, guarantees or other financial assistance to CCX, DGI or Hemerus and has no obligation to provide additional funding.

Share-based compensation: As permitted through June 30, 2005 by SFAS No.
123, Accounting for Stock-Based Compensation, the Company elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Through June 30, 2005, no compensation cost had been recognized for stock options granted to employees under the plans because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. The Statement is a revision of SFAS No. 123 and supercedes APB No. 25. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.

The Company adopted SFAS No. 123R as of July 1, 2005 using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted subsequent to June 30, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Stock-based compensation cost is included within the same line item on the consolidated statement of earnings as cash compensation paid to the optionee. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R, the Company's earnings before income taxes for the year ended June 30, 2006 were $1.6 million less than if it had continued to account for stock-based compensation under APB Opinion No. 25. Net earnings for the year ended June 30, 2006 were $1.1 million less than would have been reported under APB Opinion No. 25. The adoption of SFAS No. 123R had a $0.03 negative impact on basic and diluted earnings per share for the year ended June 30, 2006.

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123 the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                            Year Ended June 30,
                                              2005      2004
                                             -------  -------
Net earnings:
  As reported                                $66,132  $52,928
  Less employee stock-based
   compensation, net of tax effect             1,530    3,253
  Plus employee stock-based compensation
   expense included in net earnings               --       --
                                             -------  -------
  Pro forma                                  $64,602  $49,675
                                             =======  =======
Basic earnings per share:
  As reported                                $  1.64  $  1.29
  Less employee stock-based
   compensation, net of tax effect              0.04     0.08
  Plus employee stock-based compensation
   expense included in net earnings               --       --
                                             -------  -------
  Pro forma                                  $  1.60  $  1.21
                                             =======  =======
Diluted earnings per share:
  As reported                                $  1.62  $  1.27
  Less employee stock-based
   compensation, net of tax effect              0.04     0.08
  Plus employee stock-based compensation
   expense included in net earnings               --       --
                                             -------  -------
  Pro forma                                  $  1.58  $  1.19
                                             =======  =======

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

Recent accounting pronouncements: In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The manufacturer's deduction was available to the Company beginning in fiscal year 2006 and the Company accounted for the manufacturer's deduction as provided for in FSP 109-1. The deduction reduced income tax expense approximately $879,000 for the year ended June 30, 2006.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. Interpretation No. 48 requires disclosures of additional quantitative and qualitative information regarding uncertain tax positions taken for tax-return purposes that have not been recognized for financial reporting, along with analysis of significant changes during each period. The Interpretation is effective for the Company in fiscal 2008. The Interpretation is not expected to have a significant impact on the Company's consolidated financial statements.

Reclassifications: Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.


B.  Inventories:

Inventories consist of (in thousands):

                                           June 30,
                                        2006       2005
                                       -------    -------
Raw materials                          $ 3,561    $ 3,127
Finished goods                           5,344      4,496
Supplies                                   119        135
                                       -------    -------
                                       $ 9,024    $ 7,758
                                       =======    =======


C.  Property and equipment:

Property and equipment consist of (in thousands):

                                           June 30,
                                        2006      2005
                                      --------  --------
Cost:
  Land                                 $  4,214  $  4,214
  Buildings and improvements             88,399    87,232
  Building construction in progress       9,965     9,195
  Laboratory equipment                   19,473    17,926
  Office and computer equipment           3,711     3,545
  Leasehold improvements                    843       711
                                       --------  --------
                                        126,605   122,823
Less accumulated depreciation
  and amortization                       37,833    33,787
                                       --------  --------
                                       $ 88,772  $ 89,036
                                       ========  ========

D.  Goodwill and intangible assets:

Effective July 1, 2005, the Company, through its R&D Systems subsidiary, acquired Fortron Bio Science, Inc. and BiosPacific, Inc. All of the shares of privately-held Fortron and substantially all of the assets of privately-held BiosPacific were acquired. The fiscal 2006 consolidated statement of earnings includes the full year operating results of Fortron and BiosPacific. Fortron and BiosPacific operated at break-even in fiscal 2005 on revenues of approximately $9.0 million.

The allocation of the purchase price was as follows (in thousands):


  Fair value of tangible assets acquired      $ 3,580
  Fair value of identified intangible assets    7,083
  Goodwill                                     12,768
  Deferred income taxes                        (2,173)
  Liabilities assumed and acquisition costs    (1,258)
                                              -------
  Cash purchase price                         $20,000
                                              =======

Approximately $3.1 million and $6.7 million of intangible assets and goodwill, respectively, are deductible for income tax purposes.

Goodwill and intangible assets consist of (in thousands):

                                                 June 30,
                                Useful Life    2006      2005
                                -----------  --------  --------
Goodwill                             N/A     $ 51,614  $ 38,846
Less accumulated amortization                  26,306    26,306
                                             --------  --------
                                             $ 25,308  $ 12,540
                                             ========  ========

Customer relationships           2-10 years  $ 20,200  $ 18,010
Technology                       8-16 years     4,213       730
Trade names and trademarks          5 years     1,396        --
Supplier relationships               1 year        14        --
                                             --------  --------
                                               25,823    18,740
Less accumulated amortization                  19,110    17,142
                                             --------  --------
                                             $  6,713  $  1,598
                                             ========  ========

The estimated future amortization expense for intangible assets as of June 30, 2006 is as follows (in thousands):

Year Ending June 30:
--------------------------
2007                        $1,614
2008                         1,135
2009                           960
2010                           960
2011                           681
Thereafter                   1,363
                            ------
                            $6,713
                            ======


E.  Debt:

The Company's short-term line of credit facility consists of an unsecured line of credit of $0.8 million at June 30, 2006. The line of credit expires on October 31, 2006. The interest rate charged on the line of credit is a floating rate at the one month London interbank offered rate (Libor) plus 1.75%. The floating rate on the line of credit was 6.85% at June 30, 2006. There were no borrowings on the line outstanding as of June 30, 2006 and 2005.

Long-term debt consists of (in thousands):

                                           June 30,
                                         2006      2005
                                       --------  --------
Mortgage note, payable in monthly
 installments through August 2014      $ 13,427  $ 14,616
Less current portion                      1,229     1,238
                                       --------  --------
                                       $ 12,198  $ 13,378
                                       ========  ========

The interest rate on the mortgage note is at a floating interest rate at the one month Libor plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 7.6% as of June 30, 2006. The mortgage note is secured by buildings with a carrying value of $20.8 million at June 30, 2006.

Scheduled principal maturities of long-term debt as of June 30, 2006 assuming a 7.6% interest rate are as follows (in thousands):

Year Ending June 30:
--------------------------
2007                        $ 1,229
2008                          1,325
2009                          1,433
2010                          1,547
2011                          1,671
Thereafter                    6,222
                            -------
                            $13,427
                            =======


F.  Commitments and contingencies:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2006, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
--------------------------

2007                        $  797
2008                           693
2009                           605
2010                           564
2011                           530
Thereafter                   2,265
                            ------
                            $5,454
                            ======

Total rent expense was approximately $710,000, $654,000 and $594,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.


G.  Stockholders' equity:

Stock option plans: The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1997 Incentive Stock Option Plan) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 Nonqualified Stock Option Plan). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all plans is ten years. The number of shares of common stock authorized to be issued and available for grant at June 30, 2006 are as follows (in thousands):

                                      Available
                        Authorized    for Grant
                        ----------    ----------
1997 Plan                  3,200         2,376
1998 Plan                  1,600           982

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                     Year Ended June 30,
                                  2006       2005       2004
                               ---------  ---------  ---------
Dividend yield                        --         --         --
Expected volatility              32%-53%    40%-57%    48%-53%
Risk-free interest rates       4.0%-5.1%  3.1%-3.9%  3.9%-4.4%
Expected lives                   6 years    6 years    7 years

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

Stock option activity under the Plans for the three years ended June 30, 2006, consist of the following (shares in thousands):

                                         Weighted
                                         Average   Weighted Avg. Aggregate
                                         Exercise  Contractual   Intrinsic
                               Shares    Price     Life (Yrs.)   Value
                               ------    --------  ------------- ---------
Outstanding at June 30, 2003    1,357    $ 20.45
  Granted                         239      36.40
  Forfeited or expired            (17)     45.83
  Exercised                      (242)     16.93
                               ------
Outstanding at June 30, 2004    1,337      23.60
  Granted                          64      39.08
  Forfeited or expired             (2)     36.50
  Exercised                      (269)     25.14
                               ------
Outstanding at June 30, 2005    1,130      24.11
  Granted                          43      53.95
  Forfeited or expired            (10)     52.41
  Exercised                      (742)     17.04
                               ------
Outstanding at June 30, 2006      421      38.89         4.75    $5.3 million
                               ======
Exercisable at June 30:
  2004                          1,225      22.36
  2005                          1,059      23.09
  2006                            382      38.39         4.50    $5.0 million

The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 was $28.07, $20.42 and $21.51, respectively. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 were $28.6 million, $4.8 million and $4.9 million, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during fiscal 2006, 2005 and 2004 were $1.9 million, $2.3 million and $2.8 million, respectively.

Stock-based compensation cost of $1.6 million was included in selling, general and administrative expense in fiscal 2006. As of June 30, 2006, there was $367,000 of total unrecognized compensation cost related to nonvested stock options which will be expensed over fiscal years 2007 through 2009.

Stock repurchase: In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The investment bank borrowed the 2.9 million shares to complete the transaction and purchased the replacement shares in the open market over a nine-month period beginning in March 2005. The ASB agreement was subject to a market price adjustment provision based upon a volume weighted average price during the nine-month period. Approximately 1.8 million of the shares repurchased were subject to a collar, which effectively set a minimum price the Company was obligated to pay for such shares. The collar was established in exchange for an up-front payment of $3.5 million. The Company had the option to settle the ASB agreement in cash or shares of the Company's common stock and, accordingly the contract was classified as equity. The ASB agreement was settled in December 2005 for a cash payment of $26.0 million, which resulted in a total price paid per share of approximately $44.67.


H.  Income taxes:

The provisions for income taxes consist of the following (in thousands):

                                                 Year Ended June 30,
                                            2006      2005      2004
                                          --------  --------  --------
Earnings before income taxes consist of:
  Domestic                                $ 90,011  $ 78,302  $ 65,716
  Foreign                                   21,152    21,585    16,825
                                          --------  --------  --------
                                          $111,163  $ 99,887  $ 82,541
                                          ========  ========  ========
Taxes on income consist of:
  Currently payable:
   Federal                                $ 29,564  $ 24,675  $ 22,333
   State                                     2,382     1,831     2,014
   Foreign                                   6,803     6,574     4,977
  Net deferred:
   Federal                                    (912)      270       247
   State                                       (66)      301        19
   Foreign                                      41       104        23
                                          --------  --------  --------
                                          $ 37,812  $ 33,755  $ 29,613
                                          ========  ========  ========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

                                                    Year Ended June 30,
                                               2006      2005      2004
                                             --------  --------  --------
Computed expected federal income tax expense $ 38,907  $ 34,960  $ 28,889
State income taxes, net of federal benefit      1,527     1,164     1,026
Extraterritorial income tax benefit            (1,008)   (1,102)   (1,079)
Research and development tax credits              (91)     (239)     (268)
Qualified production activity deduction          (879)       --        --
Tax-exempt interest                              (671)     (693)     (720)
(Decrease) increase in deferred tax
  valuation allowance                             (99)        7     1,531
Other                                             126      (342)      234
                                             --------  --------  --------
                                             $ 37,812  $ 33,755  $ 29,613
                                             ========  ========  ========

Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows (in thousands):

                                                 June 30,
                                               2006      2005
                                             --------  --------
Inventory reserves                           $  4,332  $  3,791
Inventory costs capitalized                     1,149     1,057
Unrealized profit on intercompany sales           579       483
Intangible asset amortization                   4,797     5,918
Depreciation                                    1,190       742
Excess tax basis in equity investments          2,905     2,907
Foreign tax credit carryforward                   522       619
Deferred compensation                             482        --
Other                                             308       410
Valuation allowance                            (3,427)   (3,526)
                                             --------  --------
  Total deferred tax assets                    12,837    12,401
Intangible asset amortization                  (1,301)       --
Other                                            (777)     (410)
                                             --------  --------
  Total deferred tax liabilities               (2,078)     (410)
                                             --------  --------
  Net deferred tax assets                    $ 10,759  $ 11,991
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

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $66.1 million as of June 30, 2006. Deferred taxes have not been provided on such undistributed earnings, as it is the Company's intent to indefinitely reinvest the undistributed earnings in the foreign operations.


I.  Earnings per share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

                                                    Year Ended June 30,
                                               2006      2005      2004
                                             --------  --------  --------
Net earnings used for basic and diluted
  earnings per share                         $ 73,351  $ 66,132  $ 52,928
                                             ========  ========  ========
Weighted average shares used in
  basic computation                            39,049    40,359    41,046
Dilutive effect of forward contract               250       139        --
Dilutive stock options and warrants               295       422       651
                                             --------  --------  --------
Weighted average shares used in
  diluted computation                          39,594    40,920    41,697
                                             ========  ========  ========
Basic EPS                                    $   1.88  $   1.64  $   1.29
Diluted EPS                                  $   1.85  $   1.62  $   1.27

The dilutive effect of stock options and warrants in the above table excludes all options for which the exercise price was higher than the average market price for the period. The number of potentially dilutive option shares excluded from the calculation were 7,000, 208,000 and 352,000 at June 30, 2006, 2005 and 2004, respectively.


J.  Segment information:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron Bio Science, Inc. and BiosPacific, Inc., which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide. No customer accounted for more than 10% of the Company's net sales for the years ended June 30, 2006, 2005 and 2004.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):
                                                   Year Ended June 30,
                                               2006      2005      2004
                                             --------  --------  --------
External sales
  Biotechnology                              $134,424  $111,153  $ 99,382
  R&D Systems Europe                           52,954    51,315    44,397
  Hematology                                   15,239    16,184    17,478
                                             --------  --------  --------
Total external sales                          202,617   178,652   161,257
Intersegment sales - Biotechnology             23,957    21,590    19,686
                                             --------  --------  --------
Total sales                                   226,574   200,242   180,943
Less intersegment sales                       (23,957)  (21,590)  (19,686)
                                             --------  --------  --------
Total consolidated net sales                 $202,617  $178,652  $161,257
                                             ========  ========  ========
Earnings before taxes
  Biotechnology                              $ 89,687  $ 76,234  $ 66,630
  R&D Systems Europe                           21,152    21,585    16,825
  Hematology                                    4,506     5,168     5,901
  Corporate and other                          (4,182)   (3,100)   (6,815)
                                             --------  --------  --------
Total earnings before taxes                  $111,163  $ 99,887  $ 82,541
                                             ========  ========  ========
Assets
  Biotechnology                              $194,206  $133,518  $181,610
  R&D Systems Europe                           79,533    64,254    49,512
  Hematology                                   17,727    16,656    22,093
  Corporate and other                          82,286    82,820    73,554
  Intersegment eliminations                    (3,240)   (1,985)   (1,309)
                                             --------  --------  --------
Total assets                                 $370,512  $295,263  $325,460
                                             ========  ========  ========
Depreciation and amortization
  Biotechnology                              $  3,952  $  3,163  $  3,632
  R&D Systems Europe                              240       274       275
  Hematology                                      305       330       346
  Corporate and other                           2,458     2,341     1,787
                                             --------  --------  --------
Total depreciation and amortization          $  6,955  $  6,108  $  6,040
                                             ========  ========  ========
Capital purchases
  Biotechnology                              $  3,076  $  1,893  $  2,786
  R&D Systems Europe                              304       253       144
  Hematology                                      190       212        46
  Corporate and other                           1,033     9,052       734
                                             --------  --------  --------
Total capital purchases                      $  4,603  $ 11,410  $  3,710
                                             ========  ========  ========

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, the operations of the Company's equity investments in ChemoCentryx, Inc., Discovery Genomics, Inc. and Hemerus, and the impairment loss on the equity investment in fiscal 2004.

Following is financial information relating to geographic areas (in thousands):

                                                    Year Ended June 30,
                                               2006      2005      2004
                                             --------  --------  --------
External sales
  United States                              $118,780  $102,239  $ 94,559
  Other areas                                  83,837    76,413    66,698
                                             --------  --------  --------
Total external sales                         $202,617  $178,652  $161,257
                                             ========  ========  ========
Long-lived assets
United States                                $120,383  $102,984  $ 97,229
Other areas                                       814       723       752
                                             --------  --------  --------
Total long-lived assets                      $121,197  $103,707  $ 97,981
                                             ========  ========  ========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment, deposits on real estate, goodwill and intangible assets.


K.  Benefit plans:

Profit sharing plans: The Company has Profit Sharing and Savings Plans for non-union U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $1.2 million, $1.2 million and $902,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company operates a defined contribution pension plan for employees of R&D Systems Europe. Operations have been charged for contributions to the plan of $128,000, $113,000 and $105,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Stock bonus plans: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2006, 2005 and 2004 operations have been charged for contributions to the plan $1.2 million, $1.3 million and $947,000, respectively.

Performance incentive program: Under certain employment agreements with executive officers, the Company recorded bonuses of $125,000, $90,000 and $66,000 for the years ended June 30, 2006, 2005 and 2004, respectively. In addition, options for 1,745, 26,631 and 41,758 shares of common stock were granted to the executive officers during fiscal 2006, 2005 and 2004, respectively.


L. Supplemental disclosures of cash flow information and noncash investing and financing activities:

The Company paid and received cash for the following items (in thousands):

                                                    Year Ended June 30,
                                               2006      2005      2004
                                             --------  --------  --------
Income taxes paid                            $ 27,731  $ 26,794  $ 25,979
Interest paid                                     947       807       672
Interest received                               3,357     6,756     3,474

In fiscal 2006, stock options for 2,500 shares of common stock were exercised by the surrender of 1,517 shares of common stock at fair market value of $91,000. In fiscal 2005, stock options for 17,106 shares of common stock were exercised by the surrender of 4,139 shares of common stock at fair market value of $167,000. In fiscal 2004, stock options for 1,000 shares of common stock were exercised by the surrender of 204 shares of common stock at fair market value of $9,000.

In fiscal 2005, 17,411 shares of common stock which had been purchased in fiscal 2003 at a cost of $396,000 were contributed to the Company's Stock Bonus Plans in partial settlement of the fiscal 2004 accrued liability balance. The increase in market value of the stock at the time of the contribution of $308,000 was included in additional paid-in capital.


M.  Accumulated other comprehensive income:

Accumulated other comprehensive income (loss) consists of (in thousands):

                                                       June 30,
                                              2006      2005       2004
                                            --------  --------  --------
Foreign currency translation adjustments    $  6,521  $  3,983  $  5,447
Unrealized losses on available-
  for-sale investments                          (836)     (353)     (122)
                                            --------  --------  --------
                                            $  5,685  $  3,630  $  5,325
                                            ========  ========  ========

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TECHNE Corporation and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note A to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payment, in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TECHNE Corporation's internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated August 28, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


                                         /s/ KPMG LLP

Minneapolis, Minnesota
August 28, 2006

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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of June 30, 2006, management, under the supervision of the chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2006.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2006. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TECHNE Corporation

We have audited management's assessment, included in the accompanying report entitled "Management's Annual Report on Internal Control Over Financial Reporting", that TECHNE Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TECHNE Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that TECHNE Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TECHNE Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated August 28, 2006 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Minneapolis, Minnesota
August 28, 2006

                       ITEM 9B.  OTHER INFORMATION

None.


                                 PART III

               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors", "Committees and Meetings of the Board of Directors", "Code of Ethics and Business Conduct and Financial Fraud Hotline" and "Compliance With
Section 16(a) of the Securities Exchange Act" in the Company's proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                    ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT

Information about the Company's equity compensation plans at June 30, 2006 is as follows (shares in thousands):

                                                         Number of
                        Number of         Weighted-      Securities
                        Securities to be  Average        Remaining
                        Issued Upon       Exercise Price Available for
                        Exercise of       of Outstanding Future Issuance
                        Outstanding       Options,       Under Equity
                        Options, Warrants Warrants and   Compensation
Plan Category           and Rights        Rights	        Plans
----------------------- ----------------- -------------- ---------------
Equity compensation
 plans approved by
 Stockholders (1)            421             $38.89          3,358
Equity compensation
 plans not approved
 by Stockholders              --                 --             --

(1) Includes the Company's 1997 Incentive Stock Option Plan and 1998 Nonqualified Stock Option Plans.

The remaining information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


             ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 16 is incorporated herein by reference to the section entitled "Audit Fees" in the Company's proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

                                  PART IV


             ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.  (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Report:


     Consolidated Statements of Earnings for the Years Ended
          June 30, 2006, 2005 and 2004

     Consolidated Balance Sheets as of June 30, 2006 and 2005

     Consolidated Statements of Stockholders' Equity and Comprehensive
          Income for the Years Ended June 30, 2006, 2005 and 2004

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2006, 2005 and 2004

     Notes to Consolidated Financial Statements for the Years
          Ended June 30, 2006, 2005 and 2004

     Report of Independent Registered Public Accounting Firm



     (2)  Financial Statement Schedules.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                            (in 000's)

                      Balance at      Provision                  Balance at
                      Beginning   Charged/(Credited) Accounts    End of
                      of Year          to Income     Written Off Year
                      ----------  ------------------ ----------- ----------
Year ended
 June 30, 2006:
  Allowance for
   doubtful accounts     $118             $28          $ (26)        $120

Year ended
 June 30, 2005:
  Allowance for
   doubtful accounts      233              23           (138)         118

Year ended
 June 30, 2004:
  Allowance for
   doubtful accounts      268              76           (111)         233

                 REPORT OF INDEPENDENT REGISTERED PUBLIC
                         ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Stockholders
TECHNE Corporation
Minneapolis, Minnesota

Under the date of August 28, 2006, we reported on the consolidated balance sheets of TECHNE Corporation and Subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006 in the annual report on Form 10-K for fiscal 2006. In connection with our audit of the aforementioned financial statements, we also have audited the related financial statement schedule in the annual report on Form 10-K for fiscal 2006 as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Minneapolis, Minnesota
August 28, 2006


   (3)  Exhibits.

        See Exhibit Index immediately following signature page.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNE CORPORATION

Date:  August 28, 2006              /s/ Thomas E. Oland
                                    -----------------------------------
                                    By:  Thomas E. Oland
                                    Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                 Signature and Title
----                                 -------------------
August 28, 2006                      /s/ Thomas E. Oland
                                     -----------------------------------
                                     Thomas E. Oland
                                     Chairman of the Board, President,
                                     Treasurer, Chief Executive Officer
                                     and Director

August 28, 2006                      /s/ Roger C. Lucas, Ph.D.
                                     -----------------------------------
                                     Dr. Roger C. Lucas
                                     Vice Chairman and Director

August 28, 2006                      /s/ Howard V. O'Connell
                                     -----------------------------------
                                     Howard V. O'Connell, Director

August 28, 2006                      /s/ G. Arthur Herbert
                                     -----------------------------------
                                     G. Arthur Herbert, Director

August 28, 2006                      /s/ Randolph C. Steer, Ph.D., M.D.
                                     -----------------------------------
                                     Dr. Randolph C. Steer, Director

August 28, 2006                      /s/ Robert V. Baumgartner
                                     -----------------------------------
                                     Robert V. Baumgartner, Director

August 28, 2006                      /s/ Charles A. Dinarello, M.D.
                                     -----------------------------------
                                     Dr. Charles A. Dinarello, Director

August 28, 2006                      /s/ Gregory J. Melsen
                                     -----------------------------------
                                     Gregory J. Melsen, Chief Financial
                                     Officer

                                EXHIBIT INDEX
                    for Form 10-K for the 2006 Fiscal Year
Exhibit
Number  Description
------- -----------
3.1 Restated Articles of Incorporation of Company, as amended to date-- incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000*

3.2     Restated Bylaws, as amended to date--incorporated by reference to
        Exhibit 3.2 of the Company's Form 10, dated October 27, 1988*

10.1**  Employee Agreement with Respect to Inventions, Proprietary
        Information, and Unfair Competition with Thomas E. Oland--incorporated by reference to Exhibit 10.2 of the Company's Form 10, dated October 27, 1988*

10.2**	Company's Profit Sharing Plan--incorporated by reference to
        Exhibit 10.6 of the Company's Form 10, dated October 27, 1988*

10.3**	Company's Stock Bonus Plan--incorporated by reference to Exhibit
        10.7 of the Company's Form 10, dated October 27, 1988*

10.4**	1987 Incentive Stock Option Plan--incorporated by reference to
        Exhibit 10.14 of the Company's Form 10, dated October 27, 1988*

10.5	Form of Stock Option Agreement for 1987 Incentive Stock Option Plan--
        incorporated by reference to Exhibit 10.15 of the Company's Form 10, dated October 27, 1988*

10.6**	1988 Nonqualified Stock Option Plan--incorporated by reference to
        Exhibit 10.16 of the Company's Form 10, dated October 27, 1988*

10.7	Form of Stock Option Agreement for Nonqualified Stock Option Plan--
        incorporated by reference to Exhibit 10.17 of the Company's Form 10, dated October 27, 1988*

10.8**	Employment Agreement, dated March 6, 1996, with Monica Tsang--
        incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.9**	1997 Incentive Stock Option Plan--incorporated by reference to
        Exhibit 10.24 of the Company's Form 10-K for the year ended June 30,
        1997*

10.10	Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--
        incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.11	Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.12**	1998 Nonqualified Stock Option Plan--incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.13	Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--
        incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

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

10.24 Correction/Amendment to Investment Agreement dated April 23, 2002, between Techne Corporation and Discovery Genomics, Inc.--incorporated by reference to Exhibit 10.39 of the Company's 10-K for the year ended June 30, 2002.

10.25 Form of Indemnification Agreement entered into with each director and executive officer of the Registrant incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2002.

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
        Melsen--incorporated by reference to Exhibit 10.1 of the Company's 8-K dated December 17, 2004.

-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number  Description
------- -----------

10.29	Accelerated Share Repurchase Agreement--incorporated by reference to
        Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 2005.

10.30**	Description of Officer's Incentive Bonus Plan--incorporated by reference to Exhibit 10.30 of the Company's 10-K for the year ended June 30, 2005

10.31	Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc and the Company and certain investors

21      Subsidiaries of the Company:
                                                       State/Country of
              Name                                     Incorporation
              ----                                     ----------------
              Research and Diagnostic Systems, Inc.      Minnesota
              BiosPacific, Inc.				 Minnesota
              Fortron Bio Science, Inc.                  Minnesota
              R&D Systems Europe Ltd.                    Great Britain
              R&D Systems GmbH                           Germany

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification



-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement