Form 10-Q
period 2006-09-30
TECHNE CORP /MN/
filed 2006-11-08
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2006, or


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
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

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

At November 3, 2006, 39,376,782 shares of the Company's Common Stock (par value $.01) were outstanding.

                             TECHNE CORPORATION
                                  FORM 10-Q
                              SEPTEMBER 30, 2006

                                    INDEX


                                                                PAGE NO.
                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)



      Condensed Consolidated Balance Sheets as of September
        30, 2006 and June 30, 2006                                 3
      Condensed Consolidated Statements of Earnings for the
        Quarters Ended September 30, 2006 and 2005                 4
      Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended September 30, 2006 and 2005             5
      Notes to Condensed Consolidated Financial Statements         6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                               15

ITEM 4.  CONTROLS AND PROCEDURES                                   16

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         16

ITEN 1A. RISK FACTORS                                              16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS                                                  17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS           17

ITEM 5.  OTHER INFORMATION                                         18

ITEM 6.  EXHIBITS                                                  18

SIGNATURES                                                         18

                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (unaudited)

                                                       9/30/06   6/30/06
                                                      --------  --------
ASSETS
  Cash and cash equivalents                           $ 97,827  $ 89,634
  Short-term available-for-sale investments             22,704    19,212
  Trade accounts receivable, net                        24,466    23,769
  Other receivables                                      1,218     1,309
  Inventories                                            8,982     9,024
  Deferred income taxes                                  6,436     6,121
  Prepaid expenses                                         850       753
                                                      --------  --------
    Total current assets                               162,483   149,822

  Available-for-sale investments                        76,596    77,660
  Property and equipment, net                           89,418    88,772
  Goodwill, net                                         25,308    25,308
  Intangible assets, net                                 6,310     6,713
  Deferred income taxes                                  4,420     4,638
  Investments                                           24,305    17,195
  Other assets                                             365       404
                                                      --------  --------
                                                      $389,205  $370,512
                                                      ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                              $  3,607  $  3,627
  Salaries, wages and related accruals                   2,909     5,148
  Other accounts payable and accrued expenses            2,207     1,833
  Income taxes payable                                   5,650     6,129
  Current portion of long-term debt (Note G)            13,135     1,229
                                                      --------  --------
    Total current liabilities                           27,508    17,966

  Long-term debt, less current portion                      --    12,198
                                                      --------  --------
     Total liabilities                                  27,508    30,164
                                                      --------  --------
    Commitments and contingencies

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstanding
    39,380,782 and 39,376,782, respectively                394       394
  Additional paid-in capital                           102,276   101,941
  Retained earnings                                    251,960   232,328
  Accumulated other comprehensive income                 7,067     5,685
                                                      --------  --------
    Total stockholders' equity                         361,697   340,348
                                                      --------  --------
                                                      $389,205  $370,512
                                                      ========  ========

See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                 (unaudited)

                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------

Net sales                                            $52,351  $47,709
Cost of sales                                         11,237   11,096
                                                    -------- --------
Gross margin                                          41,114   36,613
                                                    -------- --------
Operating expenses:
  Selling, general and administrative                  7,067    6,454
  Research and development                             4,855    4,717
  Amortization of intangible assets                      403      492
                                                    -------- --------
     Total operating expenses                         12,325   11,663
                                                    -------- --------
Operating income                                      28,789   24,950
                                                    -------- --------
Other expense (income):
  Interest expense                                       268      223
  Interest income                                     (1,676)    (974)
  Other, net                                             485      211
                                                    -------- --------
      Total other income                                (923)    (540)
                                                    -------- --------
Earnings before income taxes                          29,712   25,490
Income taxes                                          10,081    8,489
                                                    -------- --------
Net earnings                                        $ 19,631 $ 17,001
                                                    ======== ========


Earnings per share:
 Basic                                              $   0.50 $   0.44
 Diluted                                            $   0.50 $   0.43

Weighted average common shares outstanding:
  Basic                                               39,379   38,754
  Diluted                                             39,469   39,669

     See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                       QUARTER ENDED
                                                    ------------------
                                                     9/30/06   9/30/05
                                                    --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $ 19,631  $ 17,001
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                      1,665     1,723
    Deferred income taxes                                (95)     (275)
    Stock-based compensation expense                     165       270
    Excess tax benefit from stock option
     exercises                                           (24)   (1,210)
    Losses by equity method investee                     127        82
    Other                                                  2        52
    Change in operating assets and operating
     liabilities, net of acquisitions:
      Trade accounts and other receivables              (443)       61
      Inventories                                       (132)       84
      Prepaid expenses                                   (94)      (16)
      Trade, other accounts payable and
       accrued expenses                                   88       523
      Salaries, wages and related accruals            (1,019)   (1,029)
      Income taxes payable                              (484)      238
                                                    --------  --------
        Net cash provided by operating activities     19,387    17,504
                                                    --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (1,899)     (752)
  Purchase of available-for-sale investments          (4,275)  (16,265)
  Proceeds from sales of available-for-sale
   investments                                         1,234     6,520
  Proceeds from maturities of available-for-sale
   Investments                                         1,320     2,940
  Increase in investments                             (7,200)       --
  Acquisitions, net of cash acquired                      --   (19,587)
                                                    --------  --------
        Net cash used in investing activities        (10,820)  (27,144)
                                                    --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                               146     7,032
  Excess tax benefit from stock option exercises          24     1,210
  Purchase of common stock for stock bonus plans      (1,222)   (1,292)
  Payments on long-term debt                            (292)     (300)
                                                    --------  --------
        Net cash (used in) provided by
         financing activities                         (1,344)    6,650
                                                    --------  --------
Effect of exchange rate changes on cash                  970      (838)
                                                    --------  --------
Net increase in cash and cash equivalents              8,193    (3,828)
Cash and cash equivalents at beginning of period      89,634    80,344
                                                    --------  --------
Cash and cash equivalents at end of period          $ 97,827  $ 76,516
                                                    ========  ========

     See notes to condensed consolidated financial statements.

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

A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2006. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2006 included in the Company's Annual Report to Shareholders for fiscal 2006.

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. The Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirement is effective for the Company beginning in fiscal 2007. Adoption of the Statement did not have an impact on the Company's prior consolidated financial statements as it is prospective in nature.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 157, but it is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the Company for fiscal year 2007. The Company is currently evaluating the impact of adopting SAB 108, but it is not expected to have a material impact on the Company's consolidated financial statements.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                        9/30/06   6/30/06
                                                       --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                            $ 24,588  $ 23,889
    Less allowance for doubtful accounts                    122       120
                                                       --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                    $ 24,466  $ 23,769
                                                       ========  ========
INVENTORIES
  Raw materials                                        $  3,703  $  3,561
  Supplies                                                  127       119
  Finished goods                                          5,152     5,344
                                                       --------  --------
      TOTAL INVENTORIES                                $  8,982  $  9,024
                                                       ========  ========
PROPERTY AND EQUIPMENT
  Land                                                 $  4,214  $  4,214
  Buildings and improvements                             88,237    88,399
  Building construction in progress                      11,538     9,965
  Laboratory equipment                                   19,727    19,473
  Office equipment                                        3,923     3,711
  Leasehold improvements                                    853       843
                                                       --------  --------
                                                        128,492   126,605
    Less accumulated depreciation and amortization       39,074    37,833
                                                       --------  --------
      NET PROPERTY AND EQUIPMENT                       $ 89,418  $ 88,772
                                                       ========  ========

GOODWILL                                               $ 51,614  $ 51,614
  Less accumulated amortization                          26,306    26,306
                                                       --------  --------
    NET GOODWILL                                       $ 25,308  $ 25,308
                                                       ========  ========
INTANGIBLE ASSETS
  Customer relationships                               $ 20,200  $ 20,200
  Technology                                              4,213     4,213
  Trade names and trademarks                              1,396     1,396
  Supplier relationships                                     14        14
                                                       --------  --------
                                                         25,823    25,823
    Less accumulated amortization                        19,513    19,110
                                                       --------  --------
      NET INTANGIBLE ASSETS                            $  6,310  $  6,713
                                                       ========  ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments             $  7,327  $  6,521
  Unrealized losses on available-for-sale investments      (260)     (836)
                                                       --------  --------
    TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME       $  7,067  $  5,685
                                                       ========  ========

B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------
Weighted average common shares  outstanding-basic     39,379   38,754
Dilutive effect of forward contract                       --      489
Dilutive effect of stock options and warrants             90      426
                                                    -------- --------
Weighted average common shares outstanding-diluted    39,469   39,669
                                                    ======== ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 37,000 and 78,000 for the quarters ended September 30, 2006 and 2005, respectively.

The forward contract in the above table refers to the accelerated stock buyback ("ASB") transaction settled in December 2005. In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The investment bank borrowed the 2.9 million shares to complete the transaction and purchased the replacement shares in the open market over a nine-month period beginning in March 2005. The ASB agreement was subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period. The Company had the option to settle the ASB agreement in cash or shares of the Company's common stock (forward contract) and, accordingly the contract was classified as equity. The ASB agreement was settled in December 2005 for a cash payment of $26.0 million, which resulted in a total price paid per share of approximately $44.67.

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

Following is financial information relating to the Company's operating segments (in thousands):

                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------
External sales
  Biotechnology                                     $ 35,922 $ 32,300
  R&D Systems Europe                                  12,927   11,875
  Hematology                                           3,502    3,534
                                                    -------- --------
Total external sales                                  52,351   47,709
Intersegment sales - Biotechnology                     5,699    5,299
                                                    -------- --------
Total sales                                           58,050   53,008
Less intersegment sales                               (5,699)  (5,299)
                                                    -------- --------
Total consolidated net sales                         $52,351  $47,709
                                                    ======== ========

                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------
Earnings before income taxes
  Biotechnology                                     $ 24,468 $ 20,758
  R&D Systems Europe                                   5,350    4,800
  Hematology                                             907      897
  Corporate and other                                 (1,013)    (965)
                                                    -------- --------
Total earnings before income taxes                  $ 29,712 $ 25,490
                                                    ======== ========

D.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the three months ended September 30, 2006 were as follows:

                                          WEIGHTED  WEIGHTED
                                            AVG.      AVG.     AGGREGATE
                                 SHARES   EXERCISE CONTRACTUAL INTRINSIC
                               (in 000's)  PRICE   LIFE (Yrs.)   VALUE
                               ---------- -------- ----------- ---------

Outstanding at June 30, 2006          421   $38.89
Granted                                 3    49.43
Exercised                              (4)   36.50
Forfeited or expired                   --       --
                                   ------   ------
Outstanding at September 30, 2006     420    38.99    4.58   $5.2 million
                                   ======   ======

Exercisable at September 30, 2006     381   $38.50    4.33   $4.9 million
                                   ======   ======

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:
                                                      QUARTER ENDED
                                                   -------------------
                                                    9/30/06    9/30/05
                                                   --------   --------
Dividend yield                                           --         --
Expected annualized volatility                       31%-35%    37%-53%
Risk free interest rate                            4.9%-5.1%  4.0%-4.1%
Expected life                                      4-5 years  4-6 years
Weighted average fair value
 of options granted                                  $18.29     $25.22

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

The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005 were $55,000 and $5.2 million, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during the quarters ended September 30, 2006 and 2005 were $57,000 and $58,000, respectively.

Stock-based compensation cost of $165,000 and $270,000 was included in selling, general and administrative expense for the quarters ended September 30, 2006 and 2005, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of September 30, 2006, there was $259,000 of total unrecognized compensation cost related to nonvested stock options which will be expensed over fiscal years 2007 through 2009.

E.	 COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income (loss) were as follows (in thousands):

                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------
Net earnings                                        $ 19,631 $ 17,001
 Other comprehensive gain (loss),
  net of tax effect:
  Foreign currency translation adjustments               806     (889)
  Unrealized gain (loss) on available-
   for-sale investments                                  576      (76)
                                                    -------- --------
Comprehensive income                                $ 21,013 $ 16,036
                                                    ======== ========

F.	INVESTMENTS:

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sub-licensed the technology to several major diagnostic companies for the development of diagnostic assays.

G.	SUBSEQUENT EVENT:

On October 31, 2006, the Company paid off its mortgage debt. The total payment of $13.8 million included the mortgage principle balance, accrued
interest and a 5% prepayment penalty of $652,000.   As a result of the
payment, the mortgage was included in current liabilities as of September 30, 2006.



         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

       Results of Operations for the Quarter Ended September 30, 2006
                  and the Quarter Ended September 30, 2005

Overview

TECHNE Corporation (the Company) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two divisions: its Biotechnology Division and its Hematology Division. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits which are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators which are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Systems has two subsidiaries:
Fortron Bio Science, Inc., (Fortron) a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents, located in Minneapolis and BiosPacific, Inc., (BiosPacific) a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems (IVDs) and immunodiagnostic kits, located in Emeryville, California. R&D Europe, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France.

Overall Results

Consolidated net earnings increased 15.5% for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The primary reason for the increase was increased net sales and gross margins. Consolidated net sales for the quarter ended September 30, 2006 increased 9.7% from the same period in the prior year. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $734,000 for the quarter ended September 30, 2006. The favorable impact on consolidated net earnings of the change in exchange rates was $206,000 for the quarter ended September 30, 2006. The Company generated cash of $19.4 million from operating activities in the first three months of fiscal 2007 and cash, cash equivalents and available-for-sale investments were $197.1 million at September 30, 2006 compared to $186.5 million at June 30, 2006.

Net Sales

Consolidated net sales for the quarter ended September 30, 2006 were $52.4 million, an increase of $4.6 million (9.7%) from the quarter ended September 30, 2005. Biotechnology net sales increased $3.6 million (11.2%) for the quarter ended September 30, 2006, mainly as a result of $2.6 million increased U.S. retail sales volume. Sales for the quarter to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market, showed the greatest revenue growth over the prior year. Approximately $700,000 of the increase in biotechnology net sales for the quarter ended September 30, 2006 was the result of price increases.

R&D Europe net sales increased $1.0 million (8.9%) for the quarter ended September 30, 2006 from the quarter ended September 30, 2005. The effect of changes from the prior year in foreign currency exchange rates used to convert British pounds to U.S. dollars increased R&D Europe net sales approximately $734,000 for the quarter ended September 30, 2006. In British pounds, R&D Europe net sales increased 2.7% for the quarter ended September 30, 2006, mainly as a result of increased sales volume.

Hematology net sales decreased $32,000 (.9%) for the quarter ended September 30, 2006 compared to the same prior-year period.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------
Biotechnology                                          79.6%    77.5%
R&D Systems Europe                                     52.2%    50.8%
Hematology                                             40.1%    40.4%
Consolidated gross margin                              78.5%    76.7%

Biotechnology gross margins as a percentage of sales for the quarter ended September 30, 2006 of 79.6% increased from the prior year mainly as a result of changes in product mix. Biotechnology gross margins were also affected by purchase accounting related to inventory on hand at the acquisition date of Fortron and BiosPacific in fiscal 2006. Included in cost of sales for the quarters ended September 30, 2006 and 2005 were $291,000 and $575,000, respectively related to inventory purchase accounting.

R&D Europe's gross margin percentages for the quarter ended September 30, 2006 were greater than the comparable prior-year period as a result of favorable exchange rates.

The Company values its manufactured protein and antibody inventory based on a two-year forecast. Quantities in excess of the two-year forecast are considered impaired and not included in the inventory value. Sales of previously impaired protein and antibody inventory for the quarters ended September 30, 2006 and 2005 were not material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2006, increased $613,000 (9.5%) from the same period of last year. Selling, general and administrative expenses are composed of the following (in thousands):

                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------
Biotechnology                                       $  4,013 $  3,639
R&D Europe                                             2,020    1,782
Hematology                                               398      384
Corporate                                                636      649
                                                    -------- --------
Total selling, general and
 administrative expenses                            $  7,067 $  6,454
                                                    ======== ========

Biotechnology selling, general and administrative expenses increased approximately $374,000 (10.3%) for the quarter ended September 30, 2006, mainly due to a $185,000 increase in wages and benefits as a result of additional sales, marketing and administrative personnel added since the prior year and a $116,000 increase in profit sharing accrual from the prior year.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):

                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------
Biotechnology                                       $  4,675 $  4,532
Hematology                                               180      185
                                                    -------- --------
Total research and development expenses             $  4,855 $  4,717
                                                    ======== ========

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction losses, rental income, building expenses related to rental property, and the Company's share of losses by Hemerus Medical, LLC (Hemerus).

                                                      QUARTER ENDED
                                                    -----------------
                                                     9/30/06  9/30/05
                                                    -------- --------
Foreign currency losses                             $    147 $     28
Rental income                                           (299)    (342)
Real estate taxes, depreciation and utilities            510      443
Hemerus Medical, LLC losses                              127       82
                                                    -------- --------
Total other non-operating expense (income)          $    485 $    211
                                                    ======== ========

Through February 2006, the Company had a 10% equity interest in Hemerus. On March 1, 2006, the Company invested an additional $750,000, increasing its ownership to 15%. At September 30, 2006, the Company's net investment in Hemerus was $2.8 million. The Company accounts for its investment in Hemerus using the equity method of accounting as Hemerus is a limited liability corporation. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in the company. Hemerus' success is dependent, in part, upon its ability to raise financing and to receiving Federal Drug Administration (FDA) clearance to market its products. If such financing or FDA clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics using the equity method of accounting as Nephromics is a limited liability corporation. At September 30, 2006, the Company's net investment in Nephromics was $7.2 million. The Company has financial exposure to any losses of Nephromics to the extent of its net investment in the company.

Income Taxes

Income taxes for the quarters ended September 30, 2006 and 2005 were provided at rates of approximately 33.9% and 33.3%, respectively, of consolidated earnings before income taxes. U.S. federal taxes have been reduced by the credit for research and development expenditures through December 2005, the benefit for extraterritorial income and the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2007 to range from 34% to 35%.

Liquidity and Capital Resources

At September 30, 2006, cash and cash equivalents and available-for-sale investments were $197.1 million compared to $186.5 million at June 30, 2006. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $19.4 million from operating activities in the first three months of fiscal 2007 compared to $17.5 million in the first three months of fiscal 2006. The increase from the prior year was mainly the result of increased net earnings in the current year of $2.6 million.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first three months of fiscal 2007 and 2006 were $1.9 million and $752,000, respectively. Included in capital expenditures for the first three months of fiscal 2007 were $1.6 million for building renovation and construction. The remaining capital additions in the first three months of fiscal 2007 and 2006 were for laboratory and computer equipment. Remaining expenditures in fiscal 2007 for laboratory and computer equipment are expected to be approximately $4.5 million. The Company is currently constructing additional laboratory space at its Minneapolis facility. The remaining construction cost is estimated at $6.3 million and is expected to be complete in the fourth quarter of fiscal 2007. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the three months ended September 30, 2006, the Company purchased $4.3 million and had sales or maturities of $2.6 million of available-for-sale investments. During the three months ended September 30, 2005, the Company purchased $16.3 million and had sales or maturities of $9.5 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sub-licensed the technology to several major diagnostic companies for the development of diagnostic assays. The investment was financed through cash and equivalents on hand.

The Company acquired Fortron and BiosPacific effective July 1, 2005 for an aggregate purchase price of $20 million. Cash acquired in the transactions was $413,000. The net acquisition cost of $19.6 million was financed through cash and equivalents on hand at July 1, 2005.

Cash Flows From Financing Activities

Cash of $146,000 and $7.0 million was received during the three months ended September 30, 2006 and 2005, respectively, for the exercise of stock options for 4,000 and 234,000 shares of common stock. The Company also recognized excess tax benefits from stock option exercises of $24,000 and $1.2 million for the three months ended September 30, 2006 and 2005, respectively.

In the first three months of fiscal 2007 and 2006, the Company purchased 22,400 shares and 22,541 shares of common stock, respectively, for its employee Stock Bonus Plans at a cost of $1.2 million and $1.3 million, respectively.

Subsequent to September 30, 2006, the Company paid off its mortgage debt. The total payment of $13.8 million included the mortgage principle balance,
accrued interest and a 5% prepayment penalty of $652,000.   Cash and
equivalents on hand were used to settle the debt.

The Company has never paid cash dividends and has no plans to do so in fiscal 2007.

Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2006. The application of certain of these policies require judgments and estimates that can affect the results of operations and financial position of the Company. Judgements and estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory valuation and allowances, impairment of goodwill, intangibles and other long-lived assets, accounting for investments and income taxes. There have been no changes in estimates in fiscal 2007 which would require disclosure. There have been no changes to the Company's policies in fiscal 2007.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. The Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirement is effective for the Company beginning in fiscal 2007. Adoption of the Statement did not have an impact on the Company's prior consolidated financial statements as it is prospective in nature.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 157, but it is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the Company for fiscal year 2007. The Company is currently evaluating the impact of adopting SAB 108, but it is not expected to have a material impact on the Company's consolidated financial statements.

Forward Looking Information and Cautionary Statements

This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act. These statements, including the Company's expectations as to compensation expense resulting from stock option expensing, the effective tax rate and capital equipment expenditures, involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $99.0 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.5 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At September 30, 2006 and 2005, the Company had $540,000 and $352,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At September 30, 2006 and 2005, the U.K. subsidiary had $345,000 and $495,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency losses of 78,000 British pounds ($147,000) and 15,000 British pounds ($28,000) for the quarters ended September 30, 2006 and 2005, respectively. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

As of September 30, 2006, the Company's long-term debt of $13.1 million consisted of a mortgage note payable with a floating interest rate at the one-month LIBOR rate plus 2.5% with a floor of 4%. The floating interest rate on the mortgage note payable was 7.8% as of September 30, 2006. On October 31, 2006, the Company paid off its mortgage debt.


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



                         PART II. OTHER INFORMATION


                         ITEM 1 - LEGAL PROCEEDINGS

See Item 3 of the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 2006.

                           ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

    ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2006:



                                      Total Number of   Maximum Approximate
                                    Shares Purchased as   Dollar Value of
            Total Number   Average   Part of Publicly   Shares that May Yet
             of Shares   Price Paid   Announced Plans   Be Purchased Under
Period       Purchased    Per Share    or Programs      the Plans or Programs
----------- ------------ ---------- ------------------- ---------------------
7/1/06 -
  7/31/06        0           --              0               $6.8 million
8/1/06 -
  8/31/06        0           --              0               $6.8 million
9/1/06 -
  9/30/06      22,440      $50.07            0               $6.8 million

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



                  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

           ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

a. The Annual Meeting of the Registrant's shareholders was held on Thursday, October 26, 2006.

b. A proposal to set the number of directors at seven was adopted by a vote of 36,642,683 in favor with 105,982 shares against, and 20,137 shares abstaining. No shares represented broker nonvotes.

c. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and all such nominees were elected as follows:

   Nominee                       For        Withheld
   -------                       ---        --------

   Thomas E. Oland            36,243,405	   525,368
   Roger C. Lucas             34,628,305	 2,140,468
   Howard V. O'Connell        35,217,519	 1,551,254
   G. Arthur Herbert          36,006,081	   762,692
   Randolph C. Steer		35,997,656	   771,117
   Robert V. Baumgartner      36,019,356	   749,417
   Charles A. Dinarello       36,635,006	   133,767

                         ITEM 5 - OTHER INFORMATION


None.

                              ITEM 6 - EXHIBITS

See exhibit index following.





                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TECHNE CORPORATION
                                      (Company)



Date:  November 8, 2006               /s/ Thomas E. Oland
                                      ----------------------------------
                                      President, Chief Executive Officer


       November 8, 2006               /s/ Gregory J. Melsen
                                      ----------------------------------
                                      Chief Financial Officer



                                EXHIBIT INDEX
                                     TO
                                  FORM 10-Q

                             TECHNE CORPORATION

Exhibit #             Description

31.1                  Section 302 Certification

31.2                  Section 302 Certification

32.1                  Section 906 Certification

32.2                  Section 906 Certification