Form 10-Q
period 2006-12-31
TECHNE CORP /MN/
filed 2007-02-08
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2006, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to___________


                              ------------------

                        Commission file number 0-17272

                              ------------------


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

At February 5, 2007, 39,420,327 shares of the Company's Common Stock (par value $.01) were outstanding.



                             TECHNE CORPORATION
                                  FORM 10-Q
                              DECEMBER 31, 2006

                                    INDEX


                                                                     PAGE NO.
                                                                     --------
                        PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (unaudited)

      Condensed Consolidated Balance Sheets as of December
        31, 2006 and June 30, 2006                                      3
      Condensed Consolidated Statements of Earnings for the
        Quarters and Six Months Ended December 31, 2006 and 2005        4
      Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended December 31, 2006 and 2005                     5
      Notes to Condensed Consolidated Financial Statements              6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                     11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    17

ITEM 4.   CONTROLS AND PROCEDURES                                       17

                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                             18

ITEN 1A.  RISK FACTORS                                                  18

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                               18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS               18

ITEM 5.   OTHER INFORMATION                                             18

ITEM 6.   EXHIBITS                                                      18

SIGNATURES                                                              19
                                      2

                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (unaudited)

                                                      12/31/06   6/30/06
                                                      --------  --------
ASSETS
  Cash and cash equivalents                           $102,558  $ 89,634
  Short-term available-for-sale investments             23,751    19,212
  Trade accounts receivable, net                        22,923    23,769
  Other receivables                                      1,355     1,309
  Inventories                                            9,210     9,024
  Deferred income taxes                                  6,681     6,121
  Prepaid expenses                                         745       753
                                                      --------  --------
    Total current assets                               167,223   149,822

  Available-for-sale investments                        80,205    77,660
  Property and equipment, net                           90,045    88,772
  Goodwill, net                                         25,308    25,308
  Intangible assets, net                                 5,907     6,713
  Deferred income taxes                                  4,637     4,638
  Investments                                           24,059    17,195
  Other assets                                             258       404
                                                      --------  --------
                                                      $397,642  $370,512
                                                      ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                              $  3,133  $  3,627
  Salaries, wages and related accruals                   4,091     5,148
  Other accounts payable and accrued expenses            2,527     1,833
  Income taxes payable                                   2,409     6,129
  Current portion of long-term debt                         --     1,229
                                                      --------  --------
    Total current liabilities                           12,160    17,966

  Long-term debt, less current portion                      --    12,198
                                                      --------  --------
     Total liabilities                                  12,160    30,164
                                                      --------  --------

  Commitments and contingencies

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstanding
    39,391,287 and 39,376,782, respectively                394       394
  Additional paid-in capital                           103,808   101,941
  Retained earnings                                    270,623   232,328
  Accumulated other comprehensive income                10,657     5,685
                                                      --------  --------
    Total stockholders' equity                         385,482   340,348
                                                      --------  --------
                                                      $397,642  $370,512
                                                      ========  ========

          See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                 (unaudited)

                                         QUARTER ENDED      SIX MONTHS ENDED
                                       ------------------  ------------------
                                       12/31/06 12/31/05  12/31/06 12/31/05
                                       -------- --------  --------  --------

Net sales                              $ 52,509 $ 48,029  $104,860 $ 95,738
Cost of sales                            10,714   10,695    21,951   21,791
                                       -------- --------  -------- --------
Gross margin                             41,795   37,334    82,909   73,947

Operating expenses:
  Selling, general and administrative     8,830    7,980    15,897   14,434
  Research and development                5,044    4,574     9,899    9,291
  Amortization of intangible assets         404      492       807      984
                                       -------- --------  -------- --------
     Total operating expenses            14,278   13,046    26,603   24,709
                                       -------- --------  -------- --------
Operating income                         27,517   24,288    56,306   49,238
                                       -------- --------  -------- --------
Other expense (income):
  Interest expense                          815      238     1,083      461
  Interest income                        (1,956)  (1,130)   (3,632) (2,104)
  Other non-operating expense, net          428      281       913      492
                                       -------- --------  -------- --------
      Total other income                   (713)    (611)   (1,636)  (1,151)
                                       -------- --------  -------- --------
Earnings before income taxes             28,230   24,899    57,942   50,389
Income taxes                              9,567    8,385    19,648   16,874
                                       -------- --------  -------- --------
Net earnings                           $ 18,663 $ 16,514  $ 38,294 $ 33,515
                                       ======== ========  ======== ========


Earnings per share:
 Basic                                 $   0.47 $   0.42  $   0.97 $   0.86
 Diluted                               $   0.47 $   0.42  $   0.97 $   0.84

Weighted average common shares outstanding:
  Basic                                  39,387   38,877    39,383   38,815
  Diluted                                39,511   39,761    39,483   39,730



          See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                         SIX MONTHS ENDED
                                                        -------------------
                                                        12/31/06   12/31/05
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $ 38,294   $ 33,515
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and amortization                       3,386      3,450
       Deferred income taxes                                (551)      (915)
       Stock-based compensation expense                    1,229      1,376
       Excess tax benefit from stock option exercises       (108)    (1,480)
       Losses by equity method investees                     373        164
       Other                                                 110        126
       Change in operating assets and operating
        liabilities, net of acquisitions:
         Trade accounts and other receivables              1,291      1,524
         Inventories                                        (290)        77
         Prepaid expenses                                     25        129
         Trade, other accounts payable and
          accrued expenses                                  (640)       365
         Salaries, wages and related accruals                147        (70)
         Income taxes payable                             (3,774)     1,165
                                                        --------   --------
            Net cash provided by operating activities     39,492     39,426
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (3,807)    (1,628)
  Purchase of available-for-sale investments             (17,200)   (26,910)
  Proceeds from sales of available-for-sale
   investments                                             3,119     12,100
  Proceeds from maturities of available-for-sale
   investments                                             8,145      6,080
  Increase in investments                                 (7,200)        --
  Acquisitions, net of cash acquired                          --    (19,587)
                                                        --------   --------
            Net cash used in investing activities        (16,943)   (29,945)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   530      7,520
  Excess tax benefit from stock option exercises             108      1,480
  Purchase of common stock for stock bonus plans          (1,222)    (1,292)
  Repurchase of common stock                                  --    (25,981)
  Payments on long-term debt                             (13,427)      (598)
                                                        --------   --------
           Net cash used in financing activities         (14,011)   (18,871)
                                                        --------   --------

Effect of exchange rate changes on cash                    4,386     (2,226)
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents      12,924    (11,616)
Cash and cash equivalents at beginning of period          89,634     80,344
                                                        --------   --------
Cash and cash equivalents at end of period              $102,558   $ 68,728
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

Reclassifications:

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on earnings or stockholders' equity as previously reported.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                        12/31/06   6/30/06
                                                        --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                            $  23,050  $ 23,889
    Less allowance for doubtful accounts                     127       120
                                                        --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                     $ 22,923  $ 23,769
                                                        ========  ========

INVENTORIES
  Raw materials                                         $  3,744  $  3,561
  Supplies                                                   148       119
  Finished goods                                           5,318     5,344
                                                        --------  --------
      TOTAL INVENTORIES                                 $  9,210  $  9,024
                                                        ========  ========

PROPERTY AND EQUIPMENT
  Land                                                  $  4,214  $  4,214
  Buildings and improvements                             100,017    88,399
  Building construction in progress                          593     9,965
  Laboratory equipment                                    20,523    19,473
  Office equipment                                         4,177     3,711
  Leasehold improvements                                     912       843
                                                        --------  --------
                                                         130,436   126,605
    Less accumulated depreciation and amortization        40,391    37,833
                                                        --------  --------
      NET PROPERTY AND EQUIPMENT                        $ 90,045  $ 88,772
                                                        ========  ========

GOODWILL                                                $ 51,614  $ 51,614
    Less accumulated amortization                         26,306    26,306
                                                        --------  --------
      NET GOODWILL                                      $ 25,308  $ 25,308
                                                        ========  ========

INTANGIBLE ASSETS
  Customer relationships                                $ 20,200  $ 20,200
  Technology                                               4,213     4,213
  Trade names and trademarks                               1,396     1,396
  Supplier relationships                                      14        14
                                                        --------  --------
                                                          25,823    25,823
    Less accumulated amortization                         19,916    19,110
                                                        --------  --------
      NET INTANGIBLE ASSETS                             $  5,907  $  6,713
                                                        ========  ========

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments              $ 10,972  $  6,521
  Unrealized losses on available-for-sale investments       (315)     (836)
                                                        --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME      $ 10,657  $  5,685
                                                        ========  ========

B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):

                                          QUARTER ENDED     SIX MONTHS ENDED
                                        -----------------  -----------------
                                        12/31/06 12/31/05  12/31/06 12/31/05
                                        -------- --------  -------- --------
Weighted average common shares
 outstanding-basic                        39,387   38,887    39,383   38,815
Dilutive effect of forward contract           --      474        --      497
Dilutive effect of stock options
 and warrants                                124      410       100      418
                                        -------- --------  -------- --------
Weighted average common shares
 outstanding-diluted                      39,511   39,761    39,483   39,730
                                        ======== ========  ======== ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 7,000 and 37,000 for the quarter and six months ended December 31, 2006, respectively, and 1,000 and 6,000, respectively, for the same prior-year periods.

The forward contract in the above table refers to the accelerated stock buyback ("ASB") transaction settled in December 2005. In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an ASB transaction for an initial value of approximately $100 million ($34.45 per share). The transaction was completed under a privately negotiated contract with an investment bank. The investment bank borrowed the 2.9 million shares to complete the transaction and purchased the replacement shares in the open market over a nine-month period beginning in March 2005. The ASB agreement was subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period. The Company had the option to settle the ASB agreement in cash or shares of the Company's common stock (forward contract) and, accordingly the contract was classified as equity. The ASB agreement was settled in December 2005 for a cash payment of $26.0 million, which resulted in a total price paid per share of approximately $44.67.

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

Following is financial information relating to the Company's operating segments (in thousands):

                                          QUARTER ENDED     SIX MONTHS ENDED
                                        -----------------  -----------------
                                        12/31/06 12/31/05  12/31/06 12/31/05
                                        -------- --------  -------- --------
External sales
  Biotechnology                         $ 33,426 $ 31,142  $ 69,348 $ 63,442
  R&D Systems Europe                      15,257   13,106    28,184   24,981
  Hematology                               3,826    3,781     7,328    7,315
                                        -------- --------  -------- --------
Total external sales                      52,509   48,029   104,860   95,738
Intersegment sales - Biotechnology         6,647    6,555    12,346   11,854
                                        -------- --------  -------- --------
Total sales                               59,156   54,584   117,206  107,592
Less intersegment sales                   (6,647)  (6,555)  (12,346) (11,854)
                                        -------- --------  -------- --------
Total consolidated net sales            $ 52,509 $ 48,029  $104,860 $ 95,738
                                        ======== ========  ======== ========

                                          QUARTER ENDED     SIX MONTHS ENDED
                                        -----------------  -----------------
                                        12/31/06 12/31/05  12/31/06 12/31/05
                                        -------- --------  -------- --------
Earnings before income taxes
  Biotechnology                         $ 22,978 $ 20,418  $ 47,446 $ 41,176
  R&D Systems Europe                       6,592    5,019    11,942    9,819
  Hematology                               1,145    1,103     2,052    2,000
  Corporate and other                     (2,485)  (1,641)   (3,498)  (2,606)
                                        -------- --------  -------- --------
Total earnings before income taxes      $ 28,230 $ 24,899  $ 57,942 $ 50,389
                                        ======== ========  ======== ========

D.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the six months ended December 31, 2006 was as follows:

                                              WEIGHTED WEIGHTED
                                              AVG.     AVG.        AGGREGATE
                                    SHARES    EXERCISE CONTRACTUAL INTRINSIC
                                   (in 000's) PRICE    LIFE(Yrs.)  VALUE
                                   ---------- -------- ----------- ---------

Outstanding at June 30, 2006               421   $38.89
Granted                                     33    55.53
Exercised                                  (14)   36.55
Forfeited or expired                        --       --
                                        ------   ------
Outstanding at December 31, 2006           440    40.22   4.75   $6.7 million
                                        ======   ======

Exercisable at December 31, 2006           413   $40.05   4.67   $6.4 million
                                        ======   ======

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------   -----------------
                                      12/31/06  12/31/05  12/31/06  12/31/05
                                      --------  --------  --------  --------
Dividend yield                              --        --        --        --
Expected annualized volatility              47%       50%   31%-47%   37%-53%
Risk free interest rate                    4.7% 4.3%-4.4% 4.7%-5.1% 4.0%-4.4%
Expected life                          8 years   7 years   7 years   6 years
Weighted average fair value
 of options granted                     $32.46    $30.35    $31.12    $30.03

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

The total intrinsic value of options exercised during the quarter and six months ended December 31, 2006 was $199,000 and $254,000, respectively. The total intrinsic value of options exercised during the quarter and six months ended December 31, 2005 was $265,000 and $5.5 million, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during the quarter and six months ended December 31, 2006 was $1.3 million and $1.4 million, respectively. The total fair value of options vested during the quarter and six months ended December 31, 2005 was $1.6 million and $1.7 million, respectively.

Stock-based compensation cost of $1.1 million and $1.2 million was included in selling, general and administrative expense for the quarter and six months ended December 31, 2006, respectively. Stock-based compensation cost of $1.1 million and $1.4 million was included in selling, general and administrative expense for the quarter and six months ended December 31, 2005, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of December 31, 2006, there was $169,000 of total unrecognized compensation cost related to nonvested stock options which will be expensed over fiscal years 2007 through 2009.

E.	 COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income (loss) were as follows (in thousands):

                                          QUARTER ENDED     SIX MONTHS ENDED
                                        -----------------  -----------------
                                        12/31/06 12/31/05  12/31/06 12/31/05
                                        -------- --------  -------- --------
Net earnings                            $ 18,663 $ 16,514  $ 38,294 $ 33,515
 Other comprehensive gain (loss),
  net of tax effect:
  Foreign currency translation
   adjustments                             3,645   (1,481)    4,451   (2,370)
  Unrealized gain (loss) on
   available-for-sale investments            (55)     (93)      521     (169)
                                        -------- --------  -------- --------
Comprehensive income                    $ 22,253 $ 14,940  $ 43,266 $ 30,976
                                        ======== ========  ======== ========

F.	INVESTMENTS:

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

G.	DEBT:

On October 31, 2006, the Company repaid its mortgage debt. The total payment of $13.8 million included the mortgage principal balance, accrued interest and a 5% prepayment penalty of $651,000. The prepayment penalty and $78,000 of unamortized loan origination fees were included in interest expense for the quarter ended December 31, 2006.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

 Results of Operations for the Quarter and Six Months Ended December 31, 2006
            and the Quarter and Six Months Ended December 31, 2005

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

Overall Results

Consolidated net earnings increased 13.0% and 14.3% for the quarter and six months ended December 31, 2006, respectively, compared to the quarter and six months ended December 31, 2005. The primary reason for the increase in consolidated net earnings was increased net sales and gross margins. Consolidated net sales for the quarter and six months ended December 31, 2006, increased 9.3% and 9.5% from the same periods in the prior year. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $1.6 million and $2.3 million for the quarter and six months ended December 31, 2006, respectively. The favorable impact on consolidated net earnings of the change from the prior year in exchange rates was $466,000 and $672,000 for the quarter and six months ended December 31, 2006, respectively. The Company generated cash of $39.5 million from operating activities in the first six months of fiscal 2007 and cash, cash equivalents and available-for-sale investments were $206.5 million at December 31, 2006 compared to $186.5 million at June 30, 2006.

Net Sales

Consolidated net sales for the quarter ended December 31, 2006 were $52.5 million, an increase of $4.5 million (9.3%) from the quarter ended December 31, 2005. Consolidated net sales for the six months ended December 31, 2006 were $104.9 million, an increase of $9.1 million (9.5%) from the prior year period.

Biotechnology net sales, which include sales by R&D Systems' Biotechnology Division, Fortron and BiosPacific, increased $2.3 million (7.3%) and $5.9 million (9.3%) for the quarter and six months ended December 31, 2006, respectively. Net sales for the Biotechnology Division increased $3.2 million (11.1%) and $6.4 million (10.9%) for the quarter and six months ended December 31, 2006, respectively, from the prior year. The Biotechnology Division net sales increase for the quarter and six months was primarily due to $1.9 million and $4.0 million in increased U.S. sales volume. Sales for the quarter and six months to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market, showed the greatest revenue growth over the prior year. Approximately $500,000 and $1.2 million of the increase in Biotechnology Division net sales for the quarter and six months ended December 31, 2006, respectively, was the result of price increases. BiosPacific net sales decreased $853,000 and $257,000 for the quarter and six months ended December 31, 2006, respectively, from the prior year due to the timing of large shipments to diagnostic customers.

R&D Europe net sales increased $2.2 million (16.4%) and $3.2 million (12.8%) for the quarter and six months ended December 31, 2006, respectively. The effect of changes from the prior year in foreign currency exchange rates used to convert British pounds to U.S. dollars increased R&D Europe net sales approximately $1.6 million and $2.3 million for the quarter and six months ended December 31, 2006, respectively. In British pounds, R&D Europe net sales increased 4.3% and 3.5% for the quarter and six months ended December 31, 2006, respectively, mainly as a result of increased sales volume.

Hematology net sales increased $45,000 (1.2%) and $13,000 (0.2%) for the quarter and six months ended December 31, 2006 compared to the same prior-year periods.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                          QUARTER ENDED     SIX MONTHS ENDED
                                        -----------------  -----------------
                                        12/31/06 12/31/05  12/31/06 12/31/05
                                        -------- --------  -------- --------
Biotechnology                              80.8%    78.4%     80.2%    77.9%
R&D Systems Europe                         52.0%    50.0%     52.1%    50.4%
Hematology                                 43.9%    43.6%     42.1%    42.1%
Consolidated gross margin                  79.6%    77.7%     79.1%    77.2%

Biotechnology gross margins as a percentage of sales for the quarter and six months ended December 31, 2006 of 80.8% and 80.2% increased from the prior year primarily due to changes in product mix. Biotechnology gross margins were also affected by the sale of inventory acquired from Fortron and BiosPacific in fiscal 2006, which was valued at fair market under purchase accounting. Included in cost of sales for the quarters ended December 31, 2006 and 2005 were $64,000 and $281,000, respectively, related to the sale of acquired inventory. Included in cost of sales for the six months ended December 31, 2006 and 2005 were $355,000 and $856,000, respectively, related to the sale of acquired inventory.

R&D Europe's gross margin percentages for the quarter and six months ended December 31, 2006 were greater than the comparable prior-year periods as a result of favorable exchange rates.

The Company values its manufactured protein and antibody inventory based on a two-year forecast. Quantities in excess of the two-year forecast are considered impaired and not included in the inventory value. Sales of previously impaired protein and antibody inventory for the quarters and six months ended December 31, 2006 and 2005 were not material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and six months ended December 31, 2006, increased $850,000 (10.7%) and $1.5 million (10.1%), respectively, from the same periods of last year. Selling, general and administrative expenses are composed of the following (in thousands):

                                          QUARTER ENDED     SIX MONTHS ENDED
                                        -----------------  -----------------
                                        12/31/06 12/31/05  12/31/06 12/31/05
                                        -------- --------  -------- --------
Biotechnology                           $  4,664 $  4,194  $  8,677 $  7,833
R&D Europe                                 2,405    2,059     4,425    3,841
Hematology                                   439      424       837      808
Corporate                                  1,322    1,303     1,958    1,952
                                        -------- --------  -------- --------
Total selling, general and
 administrative expenses                $  8,830 $  7,980  $ 15,897 $ 14,434
                                        ======== ========  ======== ========

Biotechnology selling, general and administrative expenses increased approximately $470,000 (11.2%) and $844,000 (10.8%) for the quarter and six months ended December 31, 2006, respectively. The increase was mainly due to a $150,000 and $335,000 increase in wages and benefits for the quarter and six months ended December 31, 2006, respectively, as a result of additional sales, marketing and administrative personnel added since the prior year and a $140,000 and $256,000 increase in profit sharing expense from the prior-year periods, respectively.

The increase in R&D Europe selling, general and administrative expenses of $346,000 (16.8%) and $584,000 (15.2%) for the quarter and six months ended December 31, 2006, respectively, was primarily due to the change in exchange rates from the prior year used to convert from British pound sterling to U.S. dollars. In British pound sterling, R&D Europe selling, general and administrative expenses increased 4.4% and 5.5% for the quarter and six months ended December 31, 2006, respectively.

The increase in selling, general and administrative expenses from the first quarter of each fiscal year to the second quarter of the same fiscal year is the result of the printing of the annual Biotechnology Division and R&D Europe catalogs in the second quarter and the expensing of stock options granted to directors in the second quarter of each fiscal year.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):

                                          QUARTER ENDED     SIX MONTHS ENDED
                                        -----------------  -----------------
                                        12/31/06 12/31/05  12/31/06 12/31/05
                                        -------- --------  -------- --------
Biotechnology                           $  4,854 $  4,404  $  9,529 $  8,936
Hematology                                   190      170       370      355
                                        -------- --------  -------- --------
Total research and development
 Expenses                               $  5,044 $  4,574  $  9,899 $  9,291
                                        ======== ========  ======== ========

Interest Expense

On October 31, 2006, the Company repaid its mortgage debt. Included in interest expense for the quarter ended December 31, 2006 was a prepayment penalty of $651,000 and $78,000 of unamortized loan origination fees.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.

                                          QUARTER ENDED     SIX MONTHS ENDED
                                        -----------------  -----------------
                                        12/31/06 12/31/05  12/31/06 12/31/05
                                        -------- --------  -------- --------

Foreign currency (gains) losses           ($ 126)$     46  $     21 $     74
Rental income                               (241)    (337)     (540)    (679)
Real estate taxes, depreciation
 and utilities                               549      490     1,059      933
Hemerus Medical, LLC losses                  123       82       250      164
Nephromics, LLC losses                       123       --       123       --
                                        -------- --------  -------- --------
Total other non-operating
 expense (income)                       $    428 $    281  $    913 $    492
                                        ======== ========  ======== ========

Through February 2006, the Company had a 10% equity interest in Hemerus Medical, LLC (Hemerus). On March 1, 2006, the Company invested an additional $750,000, increasing its ownership to 15%. At December 31, 2006, the Company's net investment in Hemerus was $2.7 million. Subsequent to December 31, 2006, the Company invested an additional $700,000 in Hemerus, increasing its ownership to 18%. The Company accounts for its investment in Hemerus using the equity method of accounting as Hemerus is a limited liability corporation. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in the company. Hemerus' success is dependent, in part, upon its ability to raise financing and to receiving Federal Drug Administration (FDA) clearance to market its products. If such financing or FDA clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics using the equity method of accounting as Nephromics is a limited liability corporation. At December 31, 2006, the Company's net investment in Nephromics was $7.1 million. The Company has financial exposure to any losses of Nephromics to the extent of its net investment in the company.

Income Taxes

Income taxes for both the quarter and six months ended December 31, 2006 were provided at a rate of approximately 33.9% of consolidated earnings before income taxes compared to 33.7% and 33.5% for the quarter and six months ended December 31, 2005, respectively. U.S. federal taxes have been reduced by the credit for research and development expenditures, the benefit for extraterritorial income and the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2007 to range from approximately 34% to 35%.

Liquidity and Capital Resources

At December 31, 2006, cash and cash equivalents and available-for-sale investments were $206.5 million compared to $186.5 million at June 30, 2006. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $39.5 million from operating activities in the first six months of fiscal 2007 compared to $39.4 million in the first six months of fiscal 2006. The increase from the prior year was primarily due to an increase in net earnings in the current year of $4.8 million offset by a decrease in income taxes payable at December 31, 2006. Income taxes payable at December 31, 2006 decreased $3.8 million from June 30, 2006, as a result of income taxes payable on U.S. operations for the six months of $16.4 million offset by U.S. tax deposits of $20.2 million made during the six months.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2007 and 2006 were $3.8 million and $1.6 million, respectively. Included in capital expenditures for the first six months of fiscal 2007 were $2.4 million for building renovation and construction. The remaining capital additions in the first six months of fiscal 2007 and 2006 were for laboratory and computer equipment. Expenditures for laboratory and computer equipment in the second half of fiscal 2007 are expected to be approximately $3.0 million. The Company is currently constructing additional laboratory space at its Minneapolis facility. The additional construction cost is estimated at $5.5 million and is expected to be complete in the fourth quarter of fiscal 2007. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the six months ended December 31, 2006, the Company purchased $17.2 million and had sales or maturities of $11.3 million of available-for-sale investments. During the six months ended December 31, 2005, the Company purchased $26.9 million and had sales or maturities of $18.2 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

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

Cash Flows From Financing Activities

Cash of $530,000 and $7.5 million was received during the six months ended December 31, 2006 and 2005, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $108,000 and $1.5 million for the six months ended December 31, 2006 and 2005, respectively.

In the first six months of fiscal 2007 and 2006, the Company purchased 22,400 shares and 22,541 shares of common stock, respectively, for its employee stock bonus plans at a cost of $1.2 million and $1.3 million, respectively.

In October 2006, the Company repaid its mortgage debt. The total payment of $13.8 million included the mortgage principal balance, accrued interest and a 5% prepayment penalty of $651,000. Cash and equivalents on hand were used to settle the debt.

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

Forward Looking Information and Cautionary Statements

This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act. Forward-looking statements include those regarding the Company's expectations as to compensation expense resulting from stock option expensing, the effective tax rate, the sufficiency of currently available funds for meeting the Company's needs and capital expenditures. These statments involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $98.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.6 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At December 31, 2006 and 2005, the Company had $4.6 million and $850,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At December 31, 2006 and 2005, the U.K. subsidiary had $506,000 and $459,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized a net foreign currency gain of 64,000 British pounds ($126,000) for the quarter ended December 31, 2006 and a net foreign currency loss of 26,000 British pounds ($46,000) for the quarter ended December 31, 2005. For the six months ended December 31, 2006 and 2005, the Company's UK subsidiary recognized net foreign currency losses of 14,000 British pounds($21,000) and 41,000 British pounds ($74,000), respectively. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.


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


    ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2006:


                                    Total Number of     Maximum Approxomate
                                    Shares Purchased as Dollar Value of
            Total Number Average    Part of Publicly    Shares that May Yet
            Of Shares    Price Paid Announced Plans     Be Purchased Under
Period      Purchased    Per Share  or Programs         the Plans or Programs
----------- ------------ ---------- ------------------- ---------------------
10/1/06 -
 10/31/06        0           --              0              $6.8 million
11/1/06 -
 11/30/06        0           --              0              $6.8 million
12/1/06 -
 12/31/06        0           --              0              $6.8 million

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



                  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

           ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 26, 2006 is contained in the Company's Form 10-Q for the quarter ended September 30, 2006, which is incorporated herein by reference.


                         ITEM 5 - OTHER INFORMATION


None.

                              ITEM 6 - EXHIBITS

See exhibit index following.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TECHNE CORPORATION
                                  (Company)



Date:  February 8, 2007           /s/ Thomas E. Oland
                                  ----------------------------------
                                  President, Chief Executive Officer


       February 8, 2007           /s/ Gregory J. Melsen
                                  ----------------------------------
                                  Chief Financial Officer



                                EXHIBIT INDEX

                                     TO
                                  FORM 10-Q

                              TECHNE CORPORATION


Exhibit #             Description
---------             -----------

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification