Form 10-Q
period 2007-03-31
TECHNE CORP /MN/
filed 2007-05-09
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2007, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________to___________

                           __________________

                       Commission file number 0-17272
                           __________________


                           TECHNE CORPORATION
             (Exact name of registrant as specified in its charter)


MINNESOTA                                       41-1427402
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)

614 MCKINLEY PLACE N.E.                       (612) 379-8854
MINNEAPOLIS, MN           55413          Registrant's telephone number,
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

At May 4, 2007, 39,449,377 shares of the Company's Common Stock (par value $.01) were outstanding.


                        TECHNE CORPORATION
                             FORM 10-Q
                          MARCH 31, 2007

                              INDEX

                                                                 PAGE NO.
                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

      Condensed Consolidated Balance Sheets as of March
        31, 2007 and June 30, 2006                                    3
      Condensed Consolidated Statements of Earnings for the
        Quarters and Nine Months Ended March 31, 2007 and 2006        4
      Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2007 and 2006                     5
      Notes to Condensed Consolidated Financial Statements            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  17

ITEM 4.  CONTROLS AND PROCEDURES                                     18

                     PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                           18

ITEN 1A. RISK FACTORS                                                18

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS 18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS             19

ITEM 5.  OTHER INFORMATION                                           19

ITEM 6.  EXHIBITS                                                    19

SIGNATURES                                                           19

                      PART I. FINANCIAL INFORMATION

                      ITEM 1 - FINANCIAL STATEMENTS

                  TECHNE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)
                              (unaudited)

                                                     3/31/07   6/30/06
                                                    --------  --------
ASSETS
  Cash and cash equivalents                         $116,276  $ 89,634
  Short-term available-for-sale investments           27,822    19,212
  Trade accounts receivable, net                      29,582    23,769
  Other receivables                                    1,247     1,309
  Inventories                                          9,574     9,024
  Deferred income taxes                                6,892     6,121
  Prepaid expenses                                       999       753
                                                    --------  --------
   Total current assets                              192,392   149,822

  Available-for-sale investments                      85,854    77,660
  Property and equipment, net                         89,172    88,772
  Goodwill, net                                       25,068    25,308
  Intangible assets, net                               5,503     6,713
  Deferred income taxes                                4,444     4,638
  Investments in unconsolidated entities              24,498    17,195
  Other assets                                           242       404
                                                    --------  --------
                                                    $427,173  $370,512
                                                    ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                            $  3,912  $  3,627
  Salaries, wages and related accruals                 4,455     5,148
  Other accounts payable and accrued expenses          1,936     1,833
  Income taxes payable                                 5,407     6,129
  Current portion of long-term debt                       --     1,229
                                                    --------  --------
    Total current liabilities                         15,710    17,966

  Long-term debt, less current portion                    --    12,198
                                                    --------  --------
     Total liabilities                                15,710    30,164
                                                    --------  --------

  Commitments and contingencies

 Common stock, par value $.01 per share;
   authorized 100,000,000; issued and outstanding
   39,421,667 and 39,376,782, respectively               394       394
  Additional paid-in capital                         105,376   101,941
  Retained earnings                                  294,516   232,328
  Accumulated other comprehensive income              11,177     5,685
                                                    --------  --------
   Total stockholders' equity                        411,463   340,348
                                                    --------  --------
                                                    $427,173  $370,512
                                                    ========  ========

         See notes to condensed consolidated financial statements.

                   TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (in thousands, except per share data)
                               (unaudited)

                                        QUARTER ENDED    NINE MONTHS ENDED
                                      -----------------  -----------------
                                       3/31/07  3/31/06   3/31/07  3/31/06
                                      -------- --------  -------- --------
Net sales                             $ 60,197 $ 54,813  $165,057 $150,551
Cost of sales                           12,019   12,105    33,970   33,896
                                      -------- --------  -------- --------
Gross margin                            48,178   42,708   131,087  116,655

Operating expenses:
  Selling, general and administrative    7,229    6,901    23,126   21,335
  Research and development               5,169    4,761    15,068   14,052
  Amortization of intangible assets        403      492     1,210    1,476
                                      -------- --------  -------- --------
     Total operating expenses           12,801   12,154    39,404   36,863
                                      -------- --------  -------- --------
Operating income                        35,377   30,554    91,683   79,792
                                      -------- --------  -------- --------
Other expense (income):
  Interest expense                          --      245     1,083      706
  Interest income                       (2,237)  (1,082)   (5,869)  (3,186)
  Other non-operating expense, net         767      229     1,680      721
                                      -------- --------  -------- --------
      Total other income                (1,470)    (608)   (3,106)  (1,759)
                                      -------- --------  -------- --------
Earnings before income taxes            36,847   31,162    94,789   81,551
Income taxes                            12,954   10,815    32,602   27,689
                                      -------- --------  -------- --------
Net earnings                          $ 23,893 $ 20,347  $ 62,187 $ 53,862
                                      ======== ========  ======== ========

Earnings per share:
 Basic                                $   0.61 $   0.52  $   1.58 $   1.38
 Diluted                              $   0.60 $   0.52  $   1.57 $   1.36

Weighted average common shares outstanding:
 Basic                                  39,414   39,199    39,393   38,941
 Diluted                                39,543   39,425    39,498   39,631

             See notes to condensed consolidated financial statements.

                       TECHNE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                         NINE MONTHS ENDED
                                                       -------------------
                                                        3/31/07    3/31/06
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $ 62,187   $ 53,862
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                      5,152      5,168
       Deferred income taxes                               (328)    (1,120)
       Stock-based compensation expense                   1,467      1,516
       Excess tax benefit from stock option exercises      (329)    (7,944)
       Losses by equity method investees                    634        247
       Other                                                126        175
       Change in operating assets and operating
        liabilities, net of acquisitions:
         Trade accounts and other receivables            (5,110)    (4,431)
         Inventories                                       (645)       438
         Prepaid expenses                                  (226)         4
         Trade, other accounts payable and
           accrued expenses                                 321        (17)
         Salaries, wages and related accruals               506        407
         Income taxes payable                              (581)     8,029
                                                       --------   --------
            Net cash provided by operating activities    63,174     56,334
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (4,293)    (2,785)
  Purchase of available-for-sale investments            (34,195)   (73,825)
  Proceeds from sales of available-for-sale investments   4,244     45,963
  Proceeds from maturities of available-for-sale
    investments                                          13,485      7,420
  Increase in investments in unconsolidated entities     (7,900)      (750)
  Acquisitions, net of cash acquired                         --    (19,587)
                                                       --------   --------
            Net cash used in investing activities       (28,659)   (43,564)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                1,639     12,377
  Excess tax benefit from stock option exercises            329      7,944
  Purchase of common stock for stock bonus plans         (1,222)    (1,292)
  Repurchase of common stock                                 --    (25,981)
  Payments on long-term debt                            (13,427)      (897)
                                                       --------   --------
           Net cash used in financing activities        (12,681)    (7,849)
                                                       --------   --------

Effect of exchange rate changes on cash                   4,808     (1,669)
                                                       --------   --------
Net increase in cash and cash equivalents                26,642      3,252
Cash and cash equivalents at beginning of period         89,634     80,344
                                                       --------   --------
Cash and cash equivalents at end of period             $116,276   $ 83,596
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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the Company for fiscal year ending June 30, 2007. The Company is currently evaluating the impact of adopting SAB 108, but it is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement permits entities to choose to measure certain financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 159, but it is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications:

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on earnings or stockholders' equity as previously reported.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                     3/31/07   6/30/06
                                                    --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                         $ 29,712  $ 23,889
    Less allowance for doubtful accounts                 130       120
                                                    --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                 $ 29,582  $ 23,769
                                                    ========  ========
INVENTORIES
  Raw materials                                     $  3,711  $  3,561
  Supplies                                               117       119
  Finished goods                                       5,746     5,344
                                                    --------  --------
      TOTAL INVENTORIES                             $  9,574  $  9,024
                                                    ========  ========
PROPERTY AND EQUIPMENT
  Land                                              $  4,214  $  4,214
  Buildings and improvements                         100,049    88,399
  Building construction in progress                      743     9,965
  Laboratory equipment                                20,740    19,473
  Office equipment                                     4,226     3,711
  Leasehold improvements                                 916       843
                                                    --------  --------
                                                     130,888   126,605
    Less accumulated depreciation and amortization    41,716    37,833
                                                    --------  --------
      NET PROPERTY AND EQUIPMENT                    $ 89,172  $ 88,772
                                                    ========  ========

GOODWILL                                            $ 51,374  $ 51,614
    Less accumulated amortization                     26,306    26,306
                                                    --------  --------
      NET GOODWILL                                  $ 25,068  $ 25,308
                                                    ========  ========

The $240,000 reduction in goodwill from June 30, 2006 was a result of the realization of pre-acquisition deferred tax assets of Fortron.

                                                       3/31/07   6/30/06
                                                      --------  --------
INTANGIBLE ASSETS
  Customer relationships                              $ 20,200  $ 20,200
  Technology                                             4,213     4,213
  Trade names and trademarks                             1,396     1,396
  Supplier relationships                                    14        14
                                                      --------  --------
                                                        25,823    25,823
    Less accumulated amortization                       20,320    19,110
                                                      --------  --------
      NET INTANGIBLE ASSETS                           $  5,503  $  6,713
                                                      ========  ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments            $ 11,471  $  6,521
  Unrealized losses on available-for-sale investments     (294)     (836)
                                                      --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME    $ 11,177  $  5,685
                                                      ========  ========

B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):

                                        QUARTER ENDED    NINE MONTHS ENDED
                                      -----------------  -----------------
                                       3/31/07  3/31/06   3/31/07  3/31/06
                                      -------- --------  -------- --------
Weighted average common shares
 outstanding-basic                      39,414   39,199    39,393   38,941
Dilutive effect of forward contract         --       --        --      334
Dilutive effect of stock options
 and warrants                              129      226       105      356
                                      -------- --------  -------- --------
Weighted average common shares
 outstanding-diluted                    39,543   39,425    39,498   39,631
                                      ======== ========  ======== ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 7,000 for both the quarter and nine months ended March 31, 2007, and 1,000 for both the quarter and nine months ended March 31, 2006.

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

Following is financial information relating to the Company's operating segments (in thousands):
                                          QUARTER ENDED    NINE MONTHS ENDED
                                        -----------------  -----------------
                                         3/31/07  3/31/06   3/31/07  3/31/06
                                        -------- --------  -------- --------
External sales
  Biotechnology                         $ 39,130 $ 36,617  $108,478 $100,059
  R&D Systems Europe                      17,403   14,496    45,587   39,477
  Hematology                               3,664    3,700    10,992   11,015
                                        -------- --------  -------- --------
Total external sales                      60,197   54,813   165,057  150,551
Intersegment sales - Biotechnology         7,071    6,394    19,418   18,248
                                        -------- --------  -------- --------
Total sales                               67,268   61,207   184,475  168,799
Less intersegment sales                   (7,071)  (6,394)  (19,418) (18,248)
                                        -------- --------  -------- --------
Total consolidated net sales            $ 60,197 $ 54,813  $165,057 $150,551
                                        ======== ========  ======== ========
Earnings before income taxes
  Biotechnology                         $ 28,537 $ 24,971  $ 75,983 $ 66,147
  R&D Systems Europe                       8,276    5,946    20,218   15,765
  Hematology                               1,061    1,031     3,113    3,031
  Corporate and equity method investees   (1,027)    (786)   (4,525)  (3,392)
                                        -------- --------  -------- --------
Total earnings before income taxes      $ 36,847 $ 31,162  $ 94,789 $ 81,551
                                        ======== ========  ======== ========


D.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the nine months ended March 31, 2007 was as follows:

                                         WEIGHTED WEIGHTED
                                         AVG.     AVG.         AGGREGATE
                               SHARES    EXERCISE CONTRACTUAL  INTRINSIC
                              (in 000's) PRICE    LIFE (Yrs.)  VALUE
                              ---------- -------- -----------  ---------
Outstanding at June 30, 2006         421   $38.89
Granted                               43    55.89
Exercised                            (45)   36.52
Forfeited or expired                  --       --
                                   -----   ------
Outstanding at March 31, 2007        419   $40.89     4.92     $6.8 million
                                   =====   ======

Exercisable at March 31, 2007        388   $40.55     4.83     $6.4 million
                                  =====   ======

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                          QUARTER ENDED    NINE MONTHS ENDED
                                        -----------------  ------------------
                                         3/31/07  3/31/06   3/31/07  3/31/06
                                        -------- --------  -------- ---------
Dividend yield                                --       --        --       --
Expected annualized volatility               47%      N/A   31%-47%  37%-53%
Risk free interest rate                     4.8%      N/A 4.7%-5.1% 4.0%-4.4%
Expected life                            8 years      N/A   7 years   6 years
Weighted average fair value of
 options granted                          $32.88      N/A    $31.53    $30.03

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

The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2007 was $715,000 and $969,000, respectively. The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2006 was $22.8 million and $28.3 million, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during the quarter and nine months ended March 31, 2007 was $164,000 and $1.5 million, respectively. No options vested during the quarter ended March 31, 2006. The total fair value of options vested during the nine months ended March 31, 2006 was $1.7 million.

Stock-based compensation cost of $238,000 and $1.5 million was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2007, respectively. Stock-based compensation cost of $140,000 and $1.5 million was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2006, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of March 31, 2007, there was $260,000 of total unrecognized compensation cost related to nonvested stock options that will be expensed over fiscal years 2007 through 2009.


E.	 COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income (loss) were as follows (in thousands):

                                          QUARTER ENDED    NINE MONTHS ENDED
                                        -----------------  -----------------
                                         3/31/07  3/31/06   3/31/07  3/31/06
                                        -------- --------  -------- --------
Net earnings                            $ 23,893 $ 20,347  $ 62,187 $ 53,862
  Other comprehensive gain (loss),
   net of tax effect:
    Foreign currency translation
     adjustments                             498      617     4,949   (1,753)
    Unrealized gain (loss) on
     available-for-sale investments           22     (178)      543     (347)
                                        -------- --------  -------- --------
Comprehensive income                    $ 24,413 $ 20,786  $ 67,679 $ 51,762
                                        ======== ========  ======== ========

F.	INVESTMENTS:

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sub-licensed the technology to several major diagnostic companies for the development of diagnostic assays. The Company accounts for its investment in Nephromics using the equity method of accounting as Nephromics is a limited liability company.

Through February 2006, the Company had a 10% equity interest in Hemerus Medical, LLC (Hemerus). On March 1, 2006, the Company invested an additional $750,000, increasing its ownership to 15% and on January 19, 2007, the Company invested an additional $700,000, increasing its ownership to 18%.
The Company accounts for its investment in Hemerus using the equity method of accounting because Hemerus is a limited liability company.

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


           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations for the Quarter and Nine Months Ended March 31, 2007
          and the Quarter and Nine Months Ended March 31, 2006

Overview

TECHNE Corporation (the Company) has two operating subsidiaries: Research and Diagnostic Systems, Inc. (R&D Systems) and R&D Systems Europe Ltd. (R&D Europe). R&D Systems, located in Minneapolis, Minnesota, has two divisions: its Biotechnology Division and its Hematology Division. The Biotechnology Division develops and manufactures purified cytokines (proteins), antibodies and assay kits that are sold to biomedical researchers and clinical research laboratories. The Hematology Division develops and manufactures whole blood hematology controls and calibrators that are sold to hospitals and clinical laboratories to check the performance of hematology instruments to assure the accuracy of hematology test results. R&D Systems has two subsidiaries:
Fortron Bio Science, Inc., (Fortron) which develops and manufactures monoclonal and polyclonal antibodies, antigens and other biological reagents, and is located in Minneapolis; and BiosPacific, Inc., (BiosPacific) a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems (IVDs) and immunodiagnostic kits, located in Emeryville, California. R&D Europe, located in Abingdon, England, is the European distributor of R&D Systems' biotechnology products. R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France.

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

Overall Results

Consolidated net earnings increased 17.4% and 15.5% for the quarter and nine months ended March 31, 2007, respectively, compared to the quarter and nine months ended March 31, 2006. The primary reasons for the increase in consolidated net earnings were increased net sales and gross margins. Consolidated net sales for the quarter and nine months ended March 31, 2007, increased 9.8% and 9.6% from the same periods in the prior year. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $1.9 million and $4.2 million for the quarter and nine months ended March 31, 2007, respectively. The favorable impact on consolidated net earnings of the change from the prior year in exchange rates was $601,000 and $1.3 million for the quarter and nine months ended March 31, 2007, respectively. The Company generated cash of $63.2 million from operating activities in the first nine months of fiscal 2007 and cash, cash equivalents and available-for-sale investments were $230.0 million at March 31, 2007 compared to $186.5 million at June 30, 2006.

Net Sales

Consolidated net sales for the quarter ended March 31, 2007 were $60.2 million, an increase of $5.4 million (9.8%) from the quarter ended March 31, 2006. Consolidated net sales for the nine months ended March 31, 2007 were $165.1 million, an increase of $14.5 million (9.6%) from the prior-year period.

Biotechnology net sales, which include sales by R&D Systems' Biotechnology Division, Fortron and BiosPacific, increased $2.5 million (6.9%) and $8.4 million (8.4%) for the quarter and nine months ended March 31, 2007, respectively. The Biotechnology net sales increase for the quarter and nine months was primarily due to $1.6 million and $5.5 million, respectively, in increased U.S. sales volume by the Biotechnology Division. Sales for the quarter and nine months to pharmaceutical/biotechnology customers and academic customers, the two largest end-user groups of the U.S. market, showed the greatest revenue growth over the prior year. Approximately $1.2 million of the increase in Biotechnology net sales for the first nine months of fiscal 2007 was the result of price increases that were effective January 1, 2006.

R&D Europe net sales increased $2.9 million (20.1%) and $6.1 million (15.5%) for the quarter and nine months ended March 31, 2007, respectively. The effect of changes from the prior year in foreign currency exchange rates used to convert British pounds to U.S. dollars increased R&D Europe net sales approximately $1.9 million and $4.2 million for the quarter and nine months ended March 31, 2007, respectively. In British pounds, R&D Europe net sales increased 7.2% and 4.9% for the quarter and nine months ended March 31, 2007, respectively, mainly as a result of increased sales volume.

Hematology net sales decreased $36,000 (1.0%) and $23,000 (0.2%) for the quarter and nine months ended March 31, 2007 compared to the same prior-year periods.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                          QUARTER ENDED    NINE MONTHS ENDED
                                        -----------------  -----------------
                                         3/31/07  3/31/06   3/31/07  3/31/06
                                        -------- --------  -------- --------
Biotechnology                              80.4%    78.8%     80.3%    78.2%
R&D Systems Europe                         53.8%    49.2%     52.8%    50.0%
Hematology                                 43.1%    43.2%     42.4%    42.5%
Consolidated gross margin                  80.0%    77.9%     79.4%    77.5%

Biotechnology gross margins as a percentage of net sales for the quarter and nine months ended March 31, 2007 of 80.4% and 80.3% increased from the prior year primarily due to changes in product mix. Biotechnology gross margins were also affected by the sale of inventory acquired from Fortron and BiosPacific in fiscal 2006, which was valued at fair market under purchase accounting. Included in cost of sales for the quarters ended March 31, 2007 and 2006 were $100,000 and $397,000, respectively, related to the sale of acquired inventory. Included in cost of sales for the nine months ended March 31, 2007 and 2006 were $455,000 and $1.3 million, respectively, related to the sale of acquired inventory. As of March 31, 2007, the total acquired inventory value has been expensed.

R&D Europe's gross margin percentages for the quarter and nine months ended March 31, 2007 were greater than the comparable prior-year periods as a result of favorable exchange rates.

The Company values its manufactured protein and antibody inventory based on a two-year forecast. Quantities in excess of the two-year forecast are considered impaired and not included in the inventory value. Sales of previously impaired protein and antibody inventory for the quarters and nine months ended March 31, 2007 and 2006 were not material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2007, increased $328,000 (4.7%) and $1.8 million (8.4%), respectively, from the same periods of last year. Selling, general and administrative expenses are composed of the following (in thousands):

                                          QUARTER ENDED    NINE MONTHS ENDED
                                        -----------------  -----------------
                                         3/31/07  3/31/06   3/31/07  3/31/06
                                        -------- --------  -------- --------
Biotechnology                           $  4,166 $  4,199  $ 12,843 $ 12,032
R&D Europe                                 2,112    1,879     6,537    5,720
Hematology                                   431      441     1,268    1,249
Corporate                                    520      382     2,478    2,334
                                        -------- --------  -------- --------
Total selling, general and
 administrative expenses                $  7,229 $  6,901  $ 23,126 $ 21,335
                                        ======== ========  ======== ========

Biotechnology selling, general and administrative expenses decreased approximately $33,000 (0.8%) for the quarter ended March 31, 2007 and increased $811,000 (6.7%) for the nine months ended March 31, 2007, respectively. The decrease for the quarter ended March 31, 2007 was mainly due to a $115,000 decrease in profit sharing expense from the same prior-year quarter. The increase for the nine months ended March 31, 2007 was mainly due to a $528,000 increase in wages and benefits from the same prior-year period as a result of additional sales, marketing and administrative personnel and a $141,000 increase in profit sharing expense from the prior-year period.

The increase in R&D Europe selling, general and administrative expenses of $233,000 (12.4%) and $817,000 (14.3%) for the quarter and nine months ended March 31, 2007, respectively, was primarily due to the change in exchange rates from the prior year used to convert from British pound sterling to U.S. dollars. In British pound sterling, R&D Europe selling, general and administrative expenses increased 0.4% and 3.9% for the quarter and nine months ended March 31, 2007, respectively.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):
                                          QUARTER ENDED    NINE MONTHS ENDED
                                        -----------------  -----------------
                                         3/31/07  3/31/06   3/31/07  3/31/06
                                        -------- --------  -------- --------
Biotechnology                           $  4,971 $  4,593  $ 14,500 $ 13,529
Hematology                                   198      168       568      523
                                        -------- --------  -------- --------
Total research and development expenses $  5,169 $  4,761  $ 15,068 $ 14,052
                                       ======== ========  ======== ========

Interest Expense

On October 31, 2006, the Company repaid its mortgage debt. Included in interest expense for the nine months ended March 31, 2007 was a prepayment penalty of $651,000 and $78,000 of unamortized loan origination fees.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.

                                          QUARTER ENDED    NINE MONTHS ENDED
                                        -----------------  -----------------
                                         3/31/07  3/31/06   3/31/07  3/31/06
                                        -------- --------  -------- --------
Foreign currency (gains) losses         $     42 $    (87) $     63 $    (13)
Rental income                                (55)    (287)     (595)    (966)
Real estate taxes, depreciation
  and utilities                              519      520     1,578    1,453
Hemerus Medical, LLC losses                  119       83       369      247
Nephromics, LLC losses                       142       --       265       --
                                        -------- --------  -------- --------
Total other non-operating
  expense (income)                      $    767 $    229  $  1,680 $    721
                                        ======== ========  ======== ========

Through February 2006, the Company had a 10% equity interest in Hemerus Medical, LLC (Hemerus). On March 1, 2006, the Company invested an additional $750,000, increasing its ownership to 15% and on January 19, 2007, the Company invested an additional $700,000, increasing its ownership to 18%. At March 31, 2007, the Company's net investment in Hemerus was $3.3 million. The Company accounts for its investment in Hemerus using the equity method of accounting because Hemerus is a limited liability company. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in that entity. Hemerus' success is dependent, in part, upon its ability to raise financing and to receiving Federal Drug Administration (FDA) clearance to market its products. If such financing or FDA clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics using the equity method of accounting because Nephromics is a limited liability company. At March 31, 2007, the Company's net investment in Nephromics was $6.9 million. The Company has financial exposure to any losses of Nephromics to the extent of its net investment in that entity.

Income Taxes

Income taxes for the quarter and nine months ended March 31, 2007 were provided at rates of 35.2% and 34.4%, respectively, of earnings before income taxes compared to 34.7% and 34.0% for the quarter and nine months ended March 31, 2006, respectively. The income tax rate for the quarter ended March 31, 2007 increased from the prior year and from prior quarters as a result of changes in state apportionment estimates. U.S. federal taxes have been reduced by the credit for research and development expenditures, the benefit for extraterritorial income through December 2006 and the manufacturer's deduction available under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2007 to range from approximately 33.5% to 34.5%.

Liquidity and Capital Resources

At March 31, 2007, cash and cash equivalents and available-for-sale investments were $230.0 million compared to $186.5 million at June 30, 2006. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $63.2 million from operating activities in the first nine months of fiscal 2007 compared to $56.3 million in the first nine months of fiscal 2006. The increase from the prior year was primarily due to an increase in net earnings in the current year of $8.3 million, partially offset by an increase in trade accounts receivable and inventories due to increased sales.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal 2007 and 2006 were $4.3 million and $2.8 million, respectively. Included in capital expenditures for the first nine months of fiscal 2007 and 2006 were $2.6 million and $1.2 million, respectively, for building renovation and construction. The remaining capital additions in the first nine months of fiscal 2007 and 2006 were for laboratory and computer equipment. Expenditures for laboratory and computer equipment in the fourth quarter of fiscal 2007 are expected to be approximately $1.0 million. The Company is currently constructing additional laboratory space at its Minneapolis facility. The additional construction cost is estimated at $5.4 million and is expected to be completed in mid-fiscal 2008. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the nine months ended March 31, 2007, the Company purchased $34.2 million and had sales or maturities of $17.7 million of available-for-sale investments. During the nine months ended March 31, 2006, the Company purchased $73.8 million and had sales or maturities of $53.4 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC and in January 2007, the Company invested an additional $700,000 in Hemerus Medical, LLC, increasing it ownership percentage to 18%. The investments were financed through cash and equivalents on hand.

The Company acquired Fortron and BiosPacific effective July 1, 2005 for an aggregate purchase price of $20 million. Cash acquired in the transactions was $413,000. The net acquisition cost of $19.6 million was financed through cash and equivalents on hand at July 1, 2005.

Cash Flows From Financing Activities

Cash of $1.6 million and $12.4 million was received during the nine months ended March 31, 2007 and 2006, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $329,000 and $7.9 million for the nine months ended March 31, 2007 and 2006, respectively.

In the first nine months of fiscal 2007 and 2006, the Company purchased 22,400 shares and 22,541 shares of common stock, respectively, for its employee stock bonus plans at a cost of $1.2 million and $1.3 million, respectively.

In October 2006, the Company repaid its mortgage debt. The total payment of $13.8 million included the mortgage principal balance, accrued interest and a 5% prepayment penalty of $651,000. Cash and equivalents on hand were used to settle the debt.

The Company has never paid cash dividends and has no plans to do so in fiscal 2007.

Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2006. The application of certain of these policies require judgments and estimates that can affect the results of operations and financial position of the Company. Judgements and estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory valuation and allowances, impairment of goodwill, intangibles and other long-lived assets, accounting for investments and income taxes. There have been no significant changes in estimates in fiscal 2007 which would require disclosure. There have been no changes to the Company's policies in fiscal 2007.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the Company for fiscal year ended June 30, 2007. The Company is currently evaluating the impact of adopting SAB 108, but it is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement permits entities to choose to measure certain financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 159, but it is not expected to have a material impact on the Company's consolidated financial statements.

Forward Looking Information and Cautionary Statements

This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act. Forward-looking statements include those regarding the Company's expectations as to compensation expense resulting from stock option expensing, the effective tax rate, the sufficiency of currently available funds for meeting the Company's needs and capital expenditures. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $100.4 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the Euro and the British pound to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.7 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At March 31, 2007 and 2006, the Company had $5.0 million and $1.1 million, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At March 31, 2007 and 2006, the U.K. subsidiary had $732,000 and $729,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency losses of 21,000 British pounds ($42,000) and 36,000 British pounds ($63,000) for the quarter and nine months ended March 31, 2007, respectively. For the quarter and nine months ended March 31, 2006, the Company's UK subsidiary recognized net foreign currency gains of 50,000 British pounds ($87,000) and 8,000 British pounds ($13,000), respectively. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

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

None.

                       ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2006.


       ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2007:

                                   Total Number of      Maximum Approximate
                                   Shares Purchased as  Dollar Value of
           Total Number Average    Part of Publicly     Shares that May Yet
           of Shares    Price Paid Announced Plans      Be Purchased Under
Period     Purchased    Per Share  or Programs          the Plans or Programs
---------- ------------ ---------- -------------------  ---------------------
1/1/07 -
  1/31/07       0          --              0                  $6.8 million
2/1/07 -
  2/28/07       0          --              0                  $6.8 million
3/1/07 -
  3/31/07       0          --              0                  $6.8 million

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


                                      TECHNE CORPORATION
                                      (Company)



Date:  May 9, 2007                    /s/ Thomas E. Oland
                                      ----------------------------------
                                      President, Chief Executive Officer


       May 9, 2007                    /s/ Gregory J. Melsen
                                      ----------------------------------
                                      Chief Financial Officer



                                   EXHIBIT INDEX
                                         TO
                                      FORM 10-Q

                                  TECHNE CORPORATION

Exhibit #            Description
---------            -----------
31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification