Form 10-K
period 2007-06-30
TECHNE CORP /MN/
filed 2007-08-29
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 30, 2007

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes  (X)  No (   )

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

Indicate by check mark whether the Registrant is a shell company (as defined
in Exchange Act Rule 12b-2). (   ) Yes    (X) No

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on August 27, 2007 as reported on The Nasdaq Stock Market was approximately $2.0 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $.01 par value Common Stock outstanding at August 27, 2007:
39,515,164.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.


                             TABLE OF CONTENTS

                                                                     Page
 PART I
   Item 1.   Business                                                  3

   Item 1A.  Risk Factors                                             10

   Item 1B.  Unresolved Staff Comments                                11

   Item 2.   Properties                                               11

   Item 3.   Legal Proceedings                                        12

   Item 4.   Submission of Matters to a Vote of Security Holders      12

             Supplemental Item - Executive Officers of the Company    12

PART II
   Item 5.   Market for the Company's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity
             Securities                                               13

   Item 6.   Selected Financial Data                                  14

   Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations            15

   Item 7A.  Quantitative and Qualitative Disclosures about
             Market Risk                                              24

   Item 8.   Financial Statements and Supplementary Data              25

   Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                   41

   Item 9A.  Controls and Procedures                                  41

   Item 9B.  Other Information                                        43

PART III
   Item 10.  Directors, Executive Officers and Corporate Governance   43

   Item 11.  Executive Compensation                                   43

   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters           43

   Item 13.  Certain Relationships and Related Transactions, and
             Director Independence                                    43

   Item 14.  Principal Accountant Fees and Services                   44

PART IV
   Item 15.  Exhibits and Financial Statement Schedules               44


SIGNATURES                                                            45

                                     PART I

                                ITEM 1.  BUSINESS

OVERVIEW

TECHNE Corporation and Subsidiaries (the Company) are engaged in the development and manufacture of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe), the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. In late fiscal 2007, the Company established a subsidiary, R&D Systems China Co. Ltd. (R&D China), in Shanghai, China, to distribute biotechnology products throughout China. The Company anticipates fulfilling orders for all third-party Chinese distributors from R&D China beginning in the second quarter of fiscal 2008.

R&D Systems acquired two subsidiaries effective July 1, 2005. Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents, was relocated to the Company's Minneapolis, Minnesota facility in the first quarter of fiscal 2006. Subsequent to June 30, 2007, Fortron was merged into R&D Systems. The second subsidiary acquired on July 1, 2005, BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems and immunodiagnostic kits. BiosPacific is the primary distributor of Fortron products. Fortron and BiosPacific had shared a unique strategic relationship since 1992 that combined Fortron's development and manufacturing excellence with BiosPacific's marketing and sales expertise.

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron, BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.


THE MARKET

The Company manufactures and sells products for the clinical diagnostics market (hematology controls and calibrators) and the biotechnology research and clinical diagnostics market (cytokines, assays and related products). In fiscal 2007, 2006 and 2005, hematology segment revenues accounted for approximately 7%, 8% and 9%, respectively, of consolidated net sales. Revenues from the Company's biotechnology segment were 66%, 66% and 62% and revenues from R&D Europe were 27%, 26% and 29% of consolidated revenues for fiscal 2007, 2006 and 2005, respectively.


                          Biotechnology Segment

R&D Systems is the world's leading supplier of cytokines and cytokine-related reagents to the biotechnology research community. These valuable proteins exist in minute amounts in different types of cells and can be extracted from
these cells or synthesized through recombinant DNA technology.   Currently
nearly all of the Company's cytokines are produced by recombinant DNA technology.

The growing interest by academic and commercial researchers in cytokines is largely due to the profound effect that a tiny amount of a cytokine can have on cells and tissues of the body. Cytokines are intercellular messengers. They act as signals by interacting with specific receptors on the affected cells and trigger events that can lead to significant changes in a cell, tissue or organism. For example, cytokines can signal a cell to acquire the features necessary for it to take on a more specialized task. Another example of cytokine action is the key role played in stimulating cells surrounding a wound to grow and divide, to attract migratory cells to the injury site and mediate the healing process.

In recent years, R&D Systems has added enzymes and intracellular cell
signaling reagents to its product portfolio.   Enzymes are biological
catalysts that accelerate a variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins. Many enzymes are important markers and therapeutic targets for diseases such as cancer, Alzheimer's, arthritis, autoimmunity, diabetes, hypertension, obesity, AIDS and SARS.

R&D Systems markets cytokine assay kits under the tradename Quantikine(R). These kits are used by researchers to quantify the level of a specific cytokine in a sample of serum, plasma or other biological fluid. Cytokine quantification is an integral component of basic research as well as in the pharmaceutical discovery and development process.

R&D Systems currently manufactures and sells in excess of 11,000 biotechnology products.

Biotechnology Products

Cytokines and Enzymes. Cytokines, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest purity. Enzymes and related factors including enzyme substrates and inhibitors are highly purified and characterized to ensure the highest biological activity.

Antibodies. Antibodies are proteins produced by the immune system of an animal that specifically recognize and bind to target molecules. The Company's polyclonal antibodies are produced in animals (primarily goats) and purified from the animals' blood. Monoclonal antibodies are made by immortalized cell lines derived from the antibody producing cells of a rodent. Monoclonal antibodies are secreted from these cell lines during cell culture and purified from the cell culture medium.

Assay Kits. This product line includes R&D Systems' human and animal Quantikine kits which allow research scientists to quantify the amount of a specific analyte (cytokine, adhesion molecule, enzyme, etc.) in a sample of serum or other biological fluids.

Clinical Diagnostic Kits. R&D Systems has received FDA marketing clearance for its erythropoietin (EPO), transferrin receptor (TfR) and Beta2-microglobulin immunoassay diagnostic kits.

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


                               Hematology Segment

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

These and other characteristics or "parameters" of a blood sample can be measured by automated or semi-automated cell counters. The number of parameters measurable in a blood control product depends on the type and sophistication of the instrument for which the control is designed. Ordinarily, a hematology control is used once to several times a day to make sure the instrument is reading accurately. In addition, most instruments need to be calibrated periodically. Hematology calibrators are similar to controls, but go through additional testing to ensure that the calibration values assigned are within tight specifications and can be used to calibrate the instrument.

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

R&D Systems is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. R&D Systems developed several new hematology control products in fiscal 2007 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

     Research expenses:         Year Ended June 30,
                               2007     2006     2005
                             -------  -------  -------
     Biotechnology expenses  $19,333  $18,114  $17,609
     Hematology expenses         749      711      770
                             -------  -------  -------
                             $20,082  $18,825  $18,379
                             =======  =======  =======
     Percent of net sales       9.0%     9.3%    10.3%


BUSINESS RELATIONSHIPS

The Company has invested in the preferred stock of ChemoCentryx, Inc. (CCX). CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX. At July 1, 2004, the Company held a 19.9% interest in CCX. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. In April 2006, the Company made an additional $9.0 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into CCX preferred stock. In August 2006, the remainder of the note and accrued interest were converted into CCX preferred stock. The Company's equity interest in CCX after the August 2006 conversion was 19.3%. The Company's net investment in CCX at June 30, 2007 was $14.3 million and at June 30, 2006 was $14.2 million, including the convertible note and accrued interest aggregating $4.8 million.

In fiscal 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3.0 million. In March 2006, the Company invested an additional $750,000 in Hemerus, increasing its ownership percentage to 15% and in January 2007, the Company invested an additional $700,000, increasing its ownership percentage to 18%. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus' filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting, as Hemerus is a limited liability corporation. The Company's net investment in Hemerus was $3.1 million and $3.0 million at June 30, 2007 and 2006, respectively.

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics LLC (Nephromics). Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability corporation. The Company's net investment in Nephromics was $6.8 million at June 30, 2007.

In fiscal 2002, the Company made an equity investment of $3.0 million in Discovery Genomics, Inc. (DGI) preferred stock. The Company currently holds a 38% equity interest in DGI and warrants to acquire an additional 500,000 shares of DGI preferred stock at $.50 per share, which expire on January 15, 2014. The Company also received the rights to develop antibodies and immunoassay kits for proteins discovered by DGI and an exclusive, royalty-free license to sell such products in the research market. The Company's investment was accounted for under the equity method of accounting. During fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million.

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by R&D Systems. In fiscal 2007, 2006 and 2005, OEM contracts accounted for $6.0 million, $5.8 million and $6.8 million, respectively, or 3%, 3% and 4%, respectively, of total consolidated net sales.


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

Some of R&D Systems' research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, R&D Systems is subject to regulation and inspection by the Minnesota Department of Health and has been granted license through August 2008. The license is renewable annually. R&D Systems has had no difficulties in renewing this license in prior years and has no reason to believe it will not be renewed in the future. If, however, the license was not renewed, it would have minimal effect on R&D Systems' business since there are other technologies the research groups could use to replace the use of radioisotopes.


AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company's hematology controls is whole blood. Human blood is purchased from commercial blood banks while porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases, the higher cost of these materials has not had a serious adverse effect on the Company's business.
R&D Systems does not perform its own testing as the supplier tests all human blood purchased. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.


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

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2007, 2006 and 2005, total royalties expensed under these licenses were approximately $2.6 million in each year.

R&D Systems has obtained federal trademark registration for certain of its hematology controls and biotechnology product groups. R&D Systems believes it has common law trademark rights to certain marks in addition to those which it has registered.


SEASONALITY OF BUSINESS

Products marketed by R&D Systems and, particularly R&D Europe, historically experience a slowing of sales or of the rate of sales growth during the summer months. R&D Systems also usually experiences a slowing of sales during the Thanksgiving to New Year holiday period. The Company believes this slowing is a result of vacation schedules in Europe and Japan and of academic schedules in the United States.


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2007, 2006 or 2005.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this report or as of a comparable date for fiscal 2006. The majority of the Company's biotechnology products are shipped within one day of receipt of the customers' order. The majority of hematology products are shipped based on a preset, recurring schedule.


COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including BD Biosciences, Invitrogen Corporation's BioSource Division, PeproTech, Inc., Sigma-Aldrich Co., Amersham Biosciences (GE Healthcare), Thermo-Fisher Scientific, Millipore Corp. and EMD Biosciences, Inc. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

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

EMPLOYEES

Through its subsidiaries, Techne Corporation employed 628 full-time and 53 part-time employees as of June 30, 2007, as follows:

                           Full-time  Part-time
                           ---------  ---------
     R&D Systems               562         33
     R&D Europe                 50         19
     BiosPacific                 6          0
     R&D China                  10          1
                               ---         --
                               628         53
                               ===         ==

Included in R&D Europe employees are 8 full-time and 4 part-time employees at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom and Germany had no material effect on R&D Systems or R&D Europe in fiscal 2007.


GEOGRAPHIC AREA FINANICAL INFORMATION

Following is financial information relating to geographic areas (in thousands):

                                  Year Ended June 30,
                               2007       2006       2005
                             --------   --------   --------
     Net sales
       United States         $127,695   $118,780   $102,239
       Europe                  66,492     57,021     53,780
       Other areas             29,295     26,816     22,633
                             --------   --------   --------
     Total net sales         $223,482   $202,617   $178,652
                             ========   ========   ========

                                   As of June 30,
                               2007       2006       2005
                             --------   --------   --------
     Long-lived assets
       United States         $121,132   $120,383   $102,984
       Other                      914        814        723
                             --------   --------   --------
     Total long-lived assets $122,046   $121,197   $103,707
                             ========   ========   ========

Net sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment, goodwill and intangible assets.


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

The Company recently established a subsidiary in China to provide warehousing, marketing, sales and technical services for the growing Chinese market. The Company's ability to recover its investment is dependent upon its ability to retain current third-party distributors in China and expand its market share in the region.

The biotechnology industry is subject to rapid and significant technological changes. While the hematology controls industry historically has been less subject to rapid change, it too is evolving and is impacted significantly by changes in the automated testing equipment offered by instrument manufacturers. Competitors of the Company are numerous and include, among others, specialized biotechnology firms, medical laboratory instrument and equipment manufacturers and disposables suppliers, major pharmaceutical companies, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive.

The Company's success will depend, in part, on its ability to obtain licenses and patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company has obtained and continues to negotiate licenses to produce a number of cytokines and related products claimed to be owned by others. Since the Company has not conducted a patent infringement study for each of its products, it is possible that products of the Company may unintentionally infringe patents of third parties or that the Company may have to alter its products or processes, pay licensing fees or cease certain activities because of patent rights of third parties, thereby causing additional unexpected costs and delays which may have a material adverse effect on the Company.

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


                          ITEM 2.  PROPERTIES

The Company owns the facilities its R&D Systems subsidiary occupies in Minneapolis, Minnesota. The R&D Systems main complex includes 443,000 square feet of administrative, research and manufacturing space in several adjoining buildings.

The Company owns additional property adjacent to its main complex. The Company has renovated this property and is currently leasing or plans to lease approximately 70% of the 176,000 square foot building as retail and office space and use the remainder as warehouse and storage space.

In fiscal 2005, the Company acquired additional property adjacent to its Minneapolis facility. A portion of the property is currently leased to third parties and the Company plans to continue to lease out the building until the space is needed for its own operations.

The Company owns approximately 649 acres of farmland, including buildings, in southeast Minnesota. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. The remaining property is used by the Company to house goats and sheep for polyclonal antibody production.

Rental income from the above properties was $686,000, $1.3 million and $750,000 in fiscal 2007, 2006 and 2005, respectively.

The Company leases the following facilities:

                                                  Square    2007
Company     Location                    Type       Feet     Base Rent
-------     --------                    ----       -------  ---------
R&D Europe  Abingdon, England      Office building  17,000  $495,000
R&D GmbH    Wiesbaden-Nordenstadt,
            Germany                Office space      2,300    43,000
BiosPacific Emeryville,
            California             Office space      3,500    45,000
R&D China   Shanghai, China        Office space      1,300    35,000 (1)
R&D China   Shanghai, China        Warehouse space   3,200     5,000 (2)
---------------
(1) Eight months rent
(2) Three months rent

During fiscal 2007, the Company paid $128,000 rent on a 6,600 square foot building in Morrisville, North Carolina that had housed the operations of Fortron. These operations were transferred to Minneapolis in the first quarter of fiscal 2006. This lease agreement expires on October 31, 2007.

The Company believes the owned and leased property discussed above, are adequate to meet its occupancy needs in the foreseeable future.

                        ITEM 3.  LEGAL PROCEEDINGS

On June 29, 2006, Streck Laboratories, Inc. filed a Complaint against the Company and its subsidiary, Research and Diagnostic Systems, Inc. (R&D Systems), in the United States District Court for the District of Nebraska. The Complaint alleges patent infringement involving certain patents issued to Streck relating to the addition of reticulocytes to hematology controls. The Company has reason to believe that R&D Systems and not Streck, first invented the inventions claimed in these patents and several other patents issued to Streck. An interference was declared by the U.S. Patent and Trademark Office on March 21, 2007 to determine priority of invention between a patent application filed by R&D and the Streck patents, including each of the patents involved in the lawsuit. The Company does not believe the resolution of the above proceedings will have a material impact on the Company's consolidated financial statements.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2007 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

(a) The names, ages and positions of each executive officer of the Company are as follows:

Name             Age  Position                              Officer Since
---------------  ---  ------------------------------------- -------------
Thomas E. Oland   66  Chairman of the Board, President,          1985
                        Treasurer, Chief Executive and
                        Director

Dr. Monica Tsang  60  Vice President, Research (retired)         1995

Marcel Veronneau  53  Vice President, Hematology Operations      1995

Gregory J. Melsen 55  Vice President of Finance and              2004
                        Chief Financial Officer

The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor is elected. There are no arrangements or understandings among any of the executive officers and any other person (not an officer or director acting as such) pursuant to which any of the executive officers was selected as an
officer of the Company.   Dr. Monica Tsang retired from the Company effective
June 30, 2007.

(b) The business experience of the executive officers during the past five years is as follows:

Thomas E. Oland has been Chairman of the Board, President, Treasurer and Chief Executive Officer of the Company since December 1985. Mr. Oland also served as Chief Financial Officer of the Company from December 1985 to December 2004.

Dr. Monica Tsang was elected a Vice President of the Company in March 1995. Prior thereto, she served as Executive Director of Cell Biology for R&D Systems' Biotechnology Division and was an employee of R&D Systems since 1985. Dr. Tsang retired from the Company on June 30, 2007.

Marcel Veronneau was elected a Vice President of the Company in March 1995. Prior thereto, he served as Director of Operations for R&D Systems' Hematology Division since joining the Company in 1993.

Gregory J. Melsen joined the Company in December 2004 as Vice President of Finance and Chief Financial Officer. From 2002 to 2004, he served as Vice President and Chief Financial Officer of PLATO Learning, Inc., a publicly held provider of computer-based and e-learning educational software. From 1999 to 2001, he held the position of Vice President of Finance, Treasurer and Chief Financial Officer of American Medical Systems Holdings, Inc., a publicly traded medical device manufacturer. Previously, Mr. Melsen was employed by a public accounting firm for nineteen years, including nine years as an audit partner.

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
                          Fiscal 2007 Price   Fiscal 2006 Price
                            High     Low        High     Low
                           ------  ------      ------  ------
     1st Quarter           $52.08  $45.63      $57.94  $46.40
     2nd Quarter            56.75   51.09       58.45   52.38
     3rd Quarter            60.67   54.68       60.14   56.51
     4th Quarter            61.87   54.95       59.68   49.37

As of August 27, 2007, there were approximately 260 shareholders of record. As of August 27, 2007, there were over 30,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock. Payment of dividends is within the discretion of TECHNE's Board of Directors, although the Board of Directors plans to retain earnings for the foreseeable future.

The following table sets forth the repurchases of Company Common Stock for the quarter ended June 30, 2007.

                                                          Maximum Approximate
                                                          Dollar Value
                                         Total Number of  of Shares
                                        Shares Purchased  that May Yet
               Total Number  Average   as Part of         Be Purchased
               Of Shares    Price Paid Publicly Announced Under the Plans
Period         Purchased    Per Share  Plans or Programs  or Programs
------------   ------------ ---------- ------------------ -------------------
4/1/07-4/30/07      0           --             0             $6.8 million
5/1/07-5/31/07      0           --             0             $6.8 million
6/1/07-6/30/07      0           --             0             $6.8 million

In May 1995, the Company announced a plan to purchase and retire its Common Stock. Repurchases of $40 million were authorized as follows: May 1995 - $5 million; April 1997 - $5 million; January 2001 - $10 million; October 2002 - $20 million. The plan does not have an expiration date.

The following chart compares the cumulative total shareholder return on the Company's Common Stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2002 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

                     COMPARISION OF CUMALATIVE FIVE YEAR TOTAL RETURN
                               INDEXED RETURNS

                                         Years Ending
Company/Index       June 2003    June 2004  June 2005  June 2006  June 2007
---------------     ---------    ---------  ---------  ---------  ---------
TECHNE CORP           107.55       153.97     162.69     180.44     202.73
S&P MIDCAP 400 INDEX   99.29       127.07     144.90     163.71     194.00
S&P 400 BIOTECHNOLOGY 124.64       140.63     131.99     134.48     141.08


                     ITEM 6.  SELECTED FINANCIAL DATA
              (Dollars in thousands, except per share data)

                               2007    2006 (1)   2005     2004     2003
                             --------  -------- -------- -------- --------
Income and Share Data:
  Net sales                  $223,482  $202,617 $178,652 $161,257 $145,011
  Gross margin                176,815   156,899  141,839  126,370  109,615
  Selling, general and
   administrative expenses     30,965    27,604   24,476   21,725   19,377
  Research and development
   Expenses                    20,082    18,825   18,379   20,773   20,581
  Operating income            124,154   108,503   97,763   82 273   67,718
  Earnings before income
   taxes                      128,931   111,163   99,887   82,541   69,555
  Net earnings                 85,111    73,351   66,132   52,928   45,396
  Diluted earnings per share $   2.15  $   1.85 $   1.62 $   1.27 $   1.08
  Average common and common
   equivalent shares -
   diluted  (in thousands)     39,513    39,594   40,920   41,697   42,031
  Share price:
   High                      $  61.87  $  60.14 $  47.25 $  43.45 $  34.75
   Low                       $  45.63  $  46.40 $  33.11 $  28.11 $  18.95

Balance Sheet and Cash
 Flow Data:
  Cash, cash equivalents
   and short-term available-
   for-sale investments (3)  $164,774  $108,846 $ 97,134 $ 93,735 $118,763
  Receivables (3)              30,966    25,078   23,722   21,099   19,179
  Inventories (3)               8,757     9,024    7,758    7,457    6,332
  Working capital (3)         195,645   131,856  120,965  114,606  138,707
  Total assets (3)            454,844   370,512  295,263  325,460  263,277
  Long-term debt, less
   current portion (3)             --    12,198   13,378   14,576   15,852
  Net cash provided by
   operating activities        90,503    85,589   74,433   65,553   55,238
  Capital expenditures          8,076     4,603   11,410    3,710   15,194

Financial Ratios:
  Return on average equity      21.9%     24.1%    23.4%    19.8%    20.5%
  Return on average assets      20.6%     22.0%    21.3%    18.0%    18.1%
  Current ratio                 12.38      8.34     9.63     9.52    13.86
  Quick ratio                   11.38      7.45     8.62     8.53    12.76
  Price to earnings ratio (2)      27        28       28       34       28

Employee Data:
  Full-time employees (3)         628       577      538      534      525

(1) The Company acquired Fortron Bio Science, Inc. and BiosPacific, Inc. on July 1, 2005.

(2) Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.

(3) Amounts at June 30 of each respective fiscal year.


The Company has not declared any cash dividends in the past, and it is not anticipated that it will declare any dividends in the foreseeable future.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TECHNE Corporation and Subsidiaries (the Company) are engaged in the development and manufacture of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe), the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. In late fiscal 2007, the Company established a subsidiary, R&D Systems China Co. Ltd. (R&D China), in Shanghai, China, to distribute biotechnology products throughout China. The Company anticipates fulfilling orders for all third-party Chinese distributors from R&D China beginning in the second quarter of fiscal 2008.

R&D Systems acquired two subsidiaries effective July 1, 2005. Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents, was relocated to the Company's Minneapolis, Minnesota facility in the first quarter of fiscal 2006. Subsequent to June 30, 2007, Fortron was merged into R&D Systems. The second subsidiary acquired on July 1, 2005, BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems and immunodiagnostic kits. BiosPacific is the primary distributor of Fortron products. Fortron and BiosPacific had shared a unique strategic relationship since 1992 that combined Fortron's development and manufacturing excellence with BiosPacific's marketing and sales expertise.

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron, BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.

Overall Results

Consolidated net earnings increased 16.0% for fiscal 2007 as compared to fiscal 2006. Increased consolidated net sales and higher gross margins were the primary reason for the improvement. Consolidated net sales increased 10.3% from fiscal 2006. The consolidated gross margin percentage increased from 77.4% of consolidated net sales in fiscal 2006 to 79.1% in fiscal 2007 partly due to less purchase accounting impact in fiscal 2007 related to inventory acquired from Fortron and BiosPacific. The favorable impact on fiscal 2007 as compared to fiscal 2006 consolidated net earnings from changes in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $1.6 million (2.2%).

Consolidated net earnings increased 10.9% for fiscal 2006 as compared to fiscal 2005. The primary reason for the improvement in fiscal 2006 net earnings was increased consolidated net sales. Consolidated net sales in fiscal 2006 increased 13.4% from fiscal 2005. The acquisitions of Fortron and BiosPacific on July 1, 2005 increased consolidated net sales and consolidated net earnings by approximately $9.4 million (5.2%) and $515,000 (0.8%), respectively, for fiscal 2006. The consolidated gross margin percentage decreased from 79.4% of consolidated net sales in fiscal 2005 to 77.4% in fiscal 2006 primarily due to purchase accounting related to inventory acquired from Fortron and BiosPacific. The unfavorable impact on fiscal 2006 as compared to fiscal 2005 consolidated net earnings from changes in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $659,000 (1.0%) for the year ended June 30, 2006.

Results of Operations

Net sales (in thousands):

                            Year Ended June 30,
                         2007      2006      2005
                       --------  --------  --------
Biotechnology          $146,614  $134,424  $111,153
R&D Europe               61,766    52,954    51,315
Hematology               15,102    15,239    16,184
                       --------  --------  --------
                       $223,482  $202,617  $178,652
                       ========  ========  ========

Consolidated net sales for fiscal 2007 were $223.5 million, an increase of $20.9 million (10.3%) from fiscal 2006. Excluding the effect of changes from the prior year in foreign currency exchange rates used to convert R&D Europe net sales from British pound sterling to U.S. dollars, consolidated net sales increased 7.7% in fiscal 2007.

Biotechnology net sales in fiscal 2007 increased $12.2 million (9.1%) from fiscal 2006. Approximately $1.2 million of the increase in biotechnology net sales for fiscal 2007 was the result of price increases. The majority of the remainder of the biotechnology net sales increase was from increased Biotechnology Division U.S. retail sales volume. Sales to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market showed the greatest revenue growth over fiscal 2006. R&D Europe net sales increased $8.8 million (16.6%) in fiscal 2007. R&D Europe's net sales in British pound sterling increased 6.6% in fiscal 2007. Hematology net sales in fiscal 2007 decreased $137,000 (1.0%) due to decreased retail sales.

Consolidated net sales for fiscal 2006 were $202.6 million, an increase of $23.9 million (13.4%) from fiscal 2005. Excluding the effects of the acquisitions of Fortron and BiosPacific and of changes from the prior year in foreign currency exchange rates used to convert R&D Europe net sales from British pound sterling to U.S. dollars, consolidated net sales increased 9.5% in fiscal 2006.

Biotechnology net sales in fiscal 2006 increased $23.3 million (20.9%) from fiscal 2005. Net sales by Fortron and BiosPacific accounted for $9.4 million of the biotechnology net sales increase for fiscal 2006. Approximately $1.3 million of the increase in biotechnology net sales for fiscal 2006 was the result of price increases. The majority of the remainder of the biotechnology net sales increase was from increased Biotechnology Division U.S. retail sales volume. Sales to pharmaceutical/biotechnology customers and academic customers, the two largest segments of the U.S. market showed the greatest revenue growth over fiscal 2005. R&D Europe net sales increased $1.6 million (3.2%) in fiscal 2006. R&D Europe's net sales in British pound sterling increased 7.8% in fiscal 2006. The decrease in Hematology Division net sales in fiscal 2006 was the result of the reduction in sales to one OEM customer beginning in January 2005. Sales to this customer were $33,000 and $1.6 million in fiscal 2006 and 2005, respectively.

Gross margins, as a percentage of net sales, were as follows:

                            Year Ended June 30,
                         2007      2006      2005
                       --------  --------  --------
Biotechnology             79.9%     78.3%     80.7%
R&D Europe                52.9%     50.0%     53.2%
Hematology                43.1%     43.6%     46.5%
Consolidated              79.1%     77.4%     79.4%

The biotechnology gross margin percentages for fiscal 2007 and 2006 were affected by purchase accounting related to inventory on hand at the acquisition date of Fortron and BiosPacific in fiscal 2006. Included in cost of sales for fiscal 2007 and 2006 were $455,000 and $1.7 million, respectively related to inventory purchase accounting. The increase in R&D Europe's gross margin percentage in fiscal 2007 was mainly the result of favorable exchange rates between a weaker U.S. dollar and stronger British pound sterling.

The biotechnology gross margin percentage for fiscal 2006 as compared to fiscal 2005, was negatively impacted 2.1% by the inclusion of Fortron and BiosPacific gross margins. The gross margin percentage for Fortron and BiosPacific, which was negatively affected by purchase accounting related to inventory acquired, was 34.4% for fiscal 2006. The decrease in R&D Europe's gross margin percentage in fiscal 2006 as compared to fiscal 2005, was mainly the result of unfavorable exchange rates between a stronger U.S. dollar and weaker British pound sterling. The decrease in hematology gross margin percentage was the result of lower sales volume to offset fixed manufacturing costs.

Selling, general and administrative expenses increased $3.4 million (12.2%) and $3.1 million (12.8%) in fiscal 2007 and 2006, respectively. Selling, general and administrative expenses were as follows (in thousands):

                             Year Ended June 30,
                         2007      2006      2005
                       --------  --------  --------
Biotechnology           $17,460   $15,442   $13,517
R&D Europe                8,756     7,784     7,866
Hematology                1,690     1,625     1,808
Corporate                 3,059     2,753     1,285
                       --------  --------  --------
                        $30,965   $27,604   $24,476
                       ========  ========  ========

Biotechnology selling, general and administrative expenses increased $2.0 million (13.1%) in fiscal 2007. The majority of the increase was due to increased wages, benefits and profit sharing of $1.3 million as a result of additional sales, marketing and administrative personnel added since the prior year. R&D Europe selling, general and administrative expenses increased $972,000 (12.5%) primarily due to the change in exchange rates from the prior year used to convert from British pound sterling to U.S. dollars. In British pound sterling, R&D Europe selling, general and administrative expenses increased 2.8% in fiscal 2007 from fiscal 2006.

Biotechnology selling, general and administrative expenses increased $1.9 million (14.2%) in fiscal 2006 as compared to fiscal 2005. The majority of the increase was due to $1.3 million of Fortron and BiosPacific expenses after their acquisition at the beginning of fiscal 2006. Corporate selling, general and administrative expenses included $1.6 million of stock option expense from the adoption of Statement of Financial Accounting Standards
(SFAS) No. 123R in fiscal 2006.

Research and development expenses increased $1.3 million and $446,000 in fiscal 2007 and 2006, respectively, as compared to prior-year periods. The increases were primarily the result of the development of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division. Research and development expenses are composed of the following (in thousands):

                             Year Ended June 30,
                         2007      2006      2005
                       --------  --------  --------
Biotechnology           $19,333   $18,114   $17,609
Hematology                  749       711       770
                       --------  --------  --------
                        $20,082   $18,825   $18,379
                       ========  ========  ========

Amortization of intangible assets. The Company allocated approximately $12.8 million to goodwill and $7.1 million to other intangible assets arising from the acquisitions of Fortron and BiosPacific in fiscal 2006. In fiscal 2007 the amount of goodwill from the acquisitions was reduced $240,000 due to the realization of pre-acquisition deferred tax assets. The other intangible assets acquired in fiscal 2006, mainly technologies, trade names and customer and supplier relationships, are being amortized over lives of one to eight years and amortization expense of approximately $1.1 million was recorded in each of fiscal 2007 and 2006 related to these assets.

Interest expense and income. Interest expense in fiscal 2007, 2006 and 2005 was $1.1 million, $1.0 million and $822,000, respectively. Through October 2006, the Company had a floating interest rate mortgage note outstanding. Fiscal 2007 interest expense included $651,000 of prepayment penalty and $78,000 of unamortized loan origination fees. Interest income for fiscal 2007, 2006 and 2005 was $8.4 million, $4.7 million and $4.1 million, respectively. The increases from the prior years were due to higher cash and investment balances and increased interest rates earned.

Other non-operating expense (income) consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company's share of losses by equity method investees as follows (in thousands):
                                          Year Ended June 30,
                                      2007      2006      2005
                                    --------  --------  --------
Foreign currency losses (gains)       $   82    $  (30)   $  (94)
Rental income                           (686)   (1,286)     (750)
Real estate taxes, depreciation
  and utilities                        2,212     1,982     1,701
Losses by equity method investees        966       418       306
                                    --------  --------  --------
                                      $2,574    $1,084    $1,163
                                    ========  ========  ========

The Company has two equity method of accounting investments in limited liability corporations, Hemerus Medical, LLC (Hemerus) and Nephromics, LLC (Nephromics). In fiscal 2004, the Company purchased a 10% interest in Hemerus for $3 million. In March 2006, the Company invested an additional $750,000 in Hemerus, increasing its ownership percentage to 15% and in January 2007, the Company invested an additional $700,000, increasing its ownership percentage to 18%. The Company's net investment in Hemerus at June 30, 2007 and 2006 was $3.1 million and $3.0 million, respectively. Hemerus' success is dependent in part, upon receiving FDA clearance to market its products. If such clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics. At June 30, 2007, the Company's net investment in Nephromics was $6.8 million. The Company has financial exposure to any losses of Nephromics to the extent of its net investment in the Company.

Income taxes for fiscal 2007, 2006 and 2005 were provided at rates of approximately 34.0%, 34.0% and 33.8%, respectively, of consolidated earnings before income taxes. U.S. federal taxes have been reduced by the credit for research and development expenditures, the benefit for extraterritorial income through December 2006 and, in fiscal 2007 and 2006, the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe operates. Without significant business developments, the Company expects income tax rates for fiscal 2008 to range from 33.5% to 34.5%.

                QUARTERLY FINANCIAL INFORMATION (Unaudited)
                  (in thousands, except per share data)

                        Fiscal 2007                      Fiscal 2006
              First   Second  Third  Fourth    First   Second  Third  Fourth
               Qtr.    Qtr.    Qtr.   Qtr.      Qtr.    Qtr.    Qtr.    Qtr.
             ------- ------- ------- -------  ------- ------- ------- -------
Net sales    $52,351 $52,509 $60,197 $58,425  $47,709 $48,029 $54,813 $52,066
Gross margin  41,114  41,795  48,178  45,728   36,613  37,334  42,708  40,244
Earnings
 before taxes 29,712  28,230  36,847  34,142   25,490  24,899  31,162  29,612
Income taxes  10,081   9,567  12,954  11,218    8,489   8,385  10,815  10,123
Net earnings  19,631  18,663  23,893  22,924   17,001  16,514  20,347  19,489
Basic earnings
 per share      0.50    0.47    0.61    0.58     0.44    0.42    0.52    0.50
Diluted earnings
 per share      0.50    0.47    0.60    0.58     0.43    0.42    0.52    0.49

Liquidity and Capital Resources

Cash, cash equivalents and available-for-sale investments at June 30, 2007 were $256.2 million compared to $186.5 million at June 30, 2006. The Company has an unsecured line of credit of $750,000 available at June 30, 2007 which expires on October 31, 2007. The interest rate charged on the line of credit is a floating rate at the one month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line in the current or prior fiscal year.

Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash flows from operating activities. The Company generated cash from operations of $90.5 million, $85.6 million and $74.4 million in fiscal 2007, 2006 and 2005, respectively. The increase in cash generated from operating activities in fiscal 2007 as compared to fiscal 2006 was the result of increased net earnings of $11.8 million partially offset by decreases in income taxes payable and the excess tax benefit from stock option exercises aggregating $2.0 million in 2007 compared to a $3.1 million increase in fiscal 2006, and an increase in trade and other receivables of $5.0 million compared to an increase of $2.2 million in fiscal 2006. The $5.1 million decrease in income taxes payable in fiscal 2007 as compared to fiscal 2006 was the result of higher U.S. federal and state income tax deposits. The increase in trade and other receivable in fiscal 2007 as compared to fiscal 2006 was the result of increased sales.

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

Cash flows from investing activities. Capital additions consist of the following (in thousands):

                                   Year Ended June 30,
                               2007      2006      2005
                             --------  --------  --------
Laboratory, manufacturing,
 and computer equipment       $ 2,484   $ 2,225   $ 1,712
Renovation/construction         5,592     2,378     1,348
Property purchase                  --        --     8,350
                             --------  --------  --------
                              $ 8,076   $ 4,603   $11,410
                             ========  ========  ========

In fiscal 2006, the Company began construction of additional laboratory space at its Minneapolis facility. Included in fiscal 2007 and 2006 capital additions were approximately $5.6 million and $1.5 million, respectively, related to this construction. The remaining construction cost is estimated at $3.0 million and is expected to be complete in the second quarter of fiscal 2008. Construction is expected to be financed through currently available funds and cash generated from operating activities. The additional construction in fiscal 2006 and 2005 relate mainly to additional facilities to house goats and sheep used in the production of antibodies. In fiscal 2005, the Company acquired property adjacent to its Minneapolis facility for $10.4 million. Two million of the purchase price had been deposited in escrow in fiscal 2002. The land and building purchases and construction were all financed through cash on hand, cash generated from operations and maturities of short-term available-for-sale investments.

Capital additions for laboratory, manufacturing and computer equipment planned for fiscal 2008 are expected to be approximately $3.6 million and are expected to be financed through currently available cash and cash generated from operations.

The Company's net purchases of (proceeds from) available-for-sale investments in fiscal 2007, 2006 and 2005 were $23.8 million, $36.8 million and ($65.1) million, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

In fiscal 2007, the Company invested $7.2 million in Nephromics for an 18% equity interest and invested an additional $700,000 in Hemerus, increasing its ownership percentage to 18%. The investments were financed through cash and equivalents on hand.

In fiscal 2006, the Company invested an additional $750,000 in Hemerus, increasing its ownership percentage from 10% to 15%. In April 2006, the Company made an additional $9 million investment in ChemoCentryx, Inc. (CCX), a technology and drug development company, in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into shares of CCX preferred stock. In August 2006, the balance of the convertible note and accrued interest were converted into shares of CCX preferred stock and the Company's equity interest in CCX decreased to 19.3%. The Company's net investment in CCX at June 30, 2007 and 2006 was $14.3 and $14.2 million, respectively.

The Company acquired Fortron and BiosPacific effective July 1, 2005 for an aggregate purchase price of $20 million. Cash acquired in the transactions was $413,000. The net acquisition cost of $19.6 million was financed through cash and equivalents on hand at July 1, 2005.

Cash flows from financing activities. The Company received $2.7 million, $12.5 million and $6.6 million for the exercise of options for 78,000, 739,000 and 252,000 shares of common stock in fiscal 2007, 2006 and 2005, respectively. The Company also received $1.4 million for the exercise of warrants to purchase 120,000 shares of common stock in fiscal 2005. The Company recognized excess tax benefits from stock option exercises of $534,000 and $8.0 million in fiscal 2007 and 2006, respectively.

In fiscal 2007, 2006 and 2005, the Company purchased 24,400, 22,541 and 6,410 shares of common stock, respectively, for its employee Stock Bonus Plans at a cost of $1.2 million, $1.3 million and $260,000, respectively.

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

In October 2006, the Company paid off its mortgage debt. The total payment of $13.8 million included a prepayment penalty of $651,000 which is included in interest expense in the consolidated statement of earnings for fiscal 2007.

The Company has never paid cash dividends and currently has no plans to do so in fiscal 2008.

Contractual Obligations

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2007 (in thousands):

                                       Payments Due by Period
                                   Less than  1-3     4-5    After
                          Total     1 Year   Years   Years   5 Years
                         -------   -------  ------- -------  -------
Operating leases          $5,471    $  814   $1,455  $1,154   $2,048
Minimum royalty payments     144       144       --      --       --
                         -------   -------  ------- -------  -------
                          $5,615   $   958   $1,455  $1,154   $2,048
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

Valuation of accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's established provisions, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Gross trade receivables totaled $29.7 million and the allowance for doubtful accounts was $141,000 at June 30, 2007.

Valuation of inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. The establishment of a two-year forecast requires considerable judgment. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. Through
March 31, 2006, due to changes in the Company's forecast, reserves for previously written off inventories may have been reversed in subsequent periods. Inventory reserves reversed through March 31, 2006 were not material to the Company's consolidated results of operations, consolidated financial position, assets or stockholders' equity as of and for each of the periods presented. Subsequent to March 31, 2006, the Company changed its policy and no longer reverses reserves on previously unvalued inventories. This change in valuation method did not have a material impact on the Company's fiscal 2007 and 2006 consolidated financial statements. The value of protein and antibody inventory reserved at June 30, 2007 was $13.9 million.

Valuation of goodwill. The Company is required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill is considered to be impaired if it is determined that the carrying value of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying value of shared assets to the reporting units. The Company's annual assessment included comparison of the carrying value of the net assets of the Company's biotechnology operations to its share of the Company's market capitalization at year end. A significant change in the Company's market capitalization or in the carrying value of net assets of the biotechnology operations could result in an impairment charge in future periods. Goodwill at June 30, 2007 was $25.1 million.

Valuation of intangible and other long-lived assets. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment requires the Company to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying value exceeds the asset groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying value exceeds its fair value would be expensed as an impairment loss. Intangible asset net carrying values at June 30, 2007 were $5.1 million. Property and equipment net carrying values were $91.5 million at June 30, 2007.

Valuation of investments. The Company has made equity investments in several start-up and early development stage companies, among them CCX, Hemerus, Nephromics and Discovery Genomics, Inc. (DGI). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company's share in the equity of the investee and the Company's ability to exercise significant influence over the operating and financial policies of the investee. In determining which accounting treatment to apply, the Company must make judgments based upon the quantitative and qualitative aspects of the investment.

The Company periodically assesses its equity investments for impairment. Development stage companies, of the type the Company has invested in, are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or FDA clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company's net investments at June 30, 2007 in CCX, Hemerus and Nephromics were $14.3 million, $3.1 million and $6.8 million, respectively. The Company's investment in DGI was written off in fiscal 2004.

Share-based compensation. The Company adopted SFAS No. 123R, Share-Based Payment, as of July 1, 2005. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. The Statement requires the measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The Company uses the Black-Scholes model to value stock option awards. The assumptions used in calculating the fair value of stock-based payment awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected term and forfeiture rate, and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period. As of June 30, 2007, the Company had outstanding stock options for 423,000 shares of common stock. Of those outstanding common stock options, 365,000 shares had vested as of June 30, 2007, and 58,000 shares were unvested. As of June 30, 2007, unrecognized compensation expense was $813,000. Any significant increase in future stock-based awards could materially impact earnings.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirement is effective for the Company in fiscal 2007. Adoption of the Statement did not have an impact on the Company's consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the Company for fiscal year 2007. Adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

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

Market Risk

At the end of fiscal 2007, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $120.5 million (see Note B of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the Chinese yuan, the euro and the British pound sterling to the U.S. dollar as the financial position and operating results of the Company's Chinese subsidiary, U.K. subsidiary and European operations are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $1.8 million effect on annual consolidated operating income. Month-end exchange rates between the British pound and the U.S. dollar were as follows:

                             Year Ended June 30,
                         2007      2006      2005
                       --------  --------  --------
High                      $2.00     $1.87     $1.92
Low                        1.87      1.72      1.79
Average                    1.95      1.78      1.86

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. subsidiary to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At June 30, 2007 and 2006, the Company had $1.1 million and $257,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary and the U.K. subsidiary had $525,000 and $509,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency losses of 42,000 British pound sterling ($82,000) for the year ended June 30, 2007 and net foreign currency gains of 17,000 British pound sterling ($30,000) and 135,000 British pound sterling ($251,000) for the years ended June 30, 2006 and 2005, respectively. The Company's German subsidiary recognized net foreign currency losses of 125,000 Euro ($157,000) for the year ended June 30, 2005. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

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

The Company recently established a subsidiary in China to provide warehousing, marketing, sales and technical services for the growing Chinese market. The Company's ability to recover its investment is dependent upon its ability to retain current third-party distributors in China and expand its market share in the region.

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


             ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

See discussion under "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    CONSOLIDATED STATEMENTS OF EARNINGS
                     TECHNE Corporation and Subsidiaries
                     (in thousands, except per share data)

                                                 Year Ended June 30,
                                              2007      2006     2005
                                            --------  --------  --------
Net sales                                   $223,482  $202,617  $178,652
Cost of sales                                 46,667    45,718    36,813
                                            --------  --------  --------
Gross margin                                 176,815   156,899   141,839
                                            --------  --------  --------
Operating expenses:
Selling, general and administrative           30,965    27,604    24,476
Research and development                      20,082    18,825    18,379
Amortization of intangible assets              1,614     1,967     1,221
                                            --------  --------  --------
  Total operating expenses                    52,661    48,396    44,076
                                            --------  --------  --------
Operating income                             124,154   108,503    97,763
                                            --------  --------  --------
Other expense (income):
Interest expense                               1,083       964       822
Interest income                               (8,434)   (4,708)   (4,109)
Other non-operating expense, net               2,574     1,084     1,163
                                            --------  --------  --------
  Total other income                          (4,777)   (2,660)   (2,124)
                                            --------  --------  --------
Earnings before income taxes                 128,931   111,163    99,887
Income taxes                                  43,820    37,812    33,755
                                            --------  --------  --------
Net earnings                                $ 85,111  $ 73,351  $ 66,132
                                            ========  ========  ========
Earnings per share:
  Basic                                     $   2.16  $   1.88  $   1.64
  Diluted                                   $   2.15  $   1.85  $   1.62
Weighted average common shares outstanding:
  Basic                                       39,406    39,049    40,359
  Diluted                                     39,513    39,594    40,920

              See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                    TECHNE Corporation and Subsidiaries
               (in thousands, except share and per share data)

                                                             June 30,
                                                          2007      2006
                                                        --------  --------
Assets
Current assets:
 Cash and cash equivalents                              $135,485  $ 89,634
 Short-term available-for-sale investments                29,289    19,212
 Trade accounts receivable, less allowance for
  doubtful accounts of $141 and $120, respectively        29,559    23,769
 Other receivables                                         1,407     1,309
 Inventories                                               8,757     9,024
 Deferred income taxes                                     7,446     6,121
 Prepaid expenses                                            895       753
                                                        --------  --------
     Total current assets                                212,838   149,822
 Available-for-sale investments                           91,433    77,660
 Property and equipment, net                              91,535    88,772
 Goodwill                                                 25,068    25,308
 Intangible assets, net                                    5,099     6,713
 Deferred income taxes                                     4,362     4,638
 Investments in unconsolidated entities                   24,165    17,195
 Other assets                                                344       404
                                                        --------  --------
                                                        $454,844  $370,512
                                                        ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable                                 $  5,098  $  3,627
 Salaries, wages and related accruals                      6,013     5,148
 Other accounts payable and accrued expenses               1,836     1,833
 Income taxes payable                                      4,246     6,129
 Current portion of long-term debt                            --     1,229
                                                        --------  --------
     Total current liabilities                            17,193    17,966
Long-term debt, less current portion                          --    12,198
                                                        --------  --------
     Total liabilities                                    17,193    30,164
                                                        --------  --------
Commitments and contingencies (Note H)
Stockholders' equity:
 Undesignated capital stock, no par; authorized
  5,000,000 shares; none issued or outstanding                --        --
 Common stock, par value $.01 a share; authorized
  100,000,000 shares; issued and outstanding
  39,455,677 and 39,376,782 shares, respectively             395       394
 Additional paid-in capital                              109,993   105,041
 Retained earnings                                       314,339   229,228
 Accumulated other comprehensive income                   12,924     5,685
                                                        --------  --------
     Total stockholders' equity                          437,651   340,348
                                                        --------  --------
                                                        $454,844  $370,512
                                                        ========  ========

                   See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              AND COMPREHENSIVE INCOME
                    TECHNE Corporation and Subsidiaries
                                  (in thousands)

                                                                              Accumulated
                                                                              Other
                                                        Additional            Compre-
                                        Common  Stock   Paid-in     Retained  hensive
                                        Shares  Amount  Capital     Earnings  Income         Total
                                        ------  ------  ----------  --------  ------------  --------

Balance at June 30, 2004 (Note A)       41,155   $ 412    $ 72,060  $219,628  $ 5,325       $297,425
 Comprehensive income:
  Net earnings                              --      --          --    66,132       --         66,132
  Other comprehensive
   income, net of tax:
   Foreign currency
    translation adjustments                 --      --          --        --   (1,464)        (1,464)
   Unrealized losses on available-
    for-sale investments                    --      --          --        --     (231)          (231)
                                                                                            --------
 Comprehensive income                                                                         64,437
 Common stock issued for exercise
  of warrant                               120       1       1,425        --       --          1,426
 Common stock issued for exercise
  of options                               269       3       6,750        --       --          6,753
 Surrender and retirement of stock
  to exercise options                       (4)     (1)         --      (166)      --           (167)
 Repurchase and retirement of
  common stock                          (2,903)    (29)         --  (103,645)      --       (103,674)
 Contribution to Stock Bonus Plan           --      --         308        --       --            308
 Tax benefit from exercise of
  stock options                             --      --       1,361        --       --          1,361
                                        ------  ------  ----------  --------  ------------  --------
Balances at June 30, 2005               38,637     386      81,904   181,949    3,630        267,869
 Comprehensive income:
  Net earnings                              --      --          --    73,351       --         73,351
  Other comprehensive
   income, net of tax:
   Foreign currency
    translation adjustments                 --      --          --        --    2,539          2,539
   Unrealized losses on available-
    for-sale investments                    --      --          --        --     (484)          (484)
                                                                                            --------
 Comprehensive income                                                                         75,406
 Common stock issued for
  exercise of options                      742       8      12,633        --       --         12,641
 Surrender and retirement of
  stock to exercise options                 (2)     (0)         --       (91)      --            (91)
 Repurchase and retirement of
  common stock                              --      --          --   (25,981)      --        (25,981)
 Stock-based compensation expense           --      --       1,628        --       --          1,628
 Tax benefit from exercise of
  stock options                             --      --       8,876        --       --          8,876
                                        ------  ------  ----------  --------  ------------  --------
Balances at June 30, 2006               39,377     394     105,041   229,228    5,685        340,348
 Comprehensive income:
  Net earnings                              --      --          --    85,111       --         85,111
  Other comprehensive
   income, net of tax:
   Foreign currency
    translation adjustments                 --      --          --        --    6,879          6,879
   Unrealized gains on available-
    for-sale investments                    --      --          --        --      360            360
                                                                                           ---------
 Comprehensive income                                                                         92,350
 Common stock issued for
  exercise of options                       81       1       2,850        --       --          2,851
 Surrender and retirement of stock to
  exercise options                          (2)     (0)       (111)       --       --           (111)
 Stock-based compensation expense           --      --       1,576        --       --          1,576
 Tax benefit from exercise of
  stock options                             --      --         637        --       --            637
                                        ------  ------  ----------  --------  ------------  --------
Balances at June 30, 2007               39,456   $ 395    $109,993  $314,339  $12,924       $437,651
                                        ======  ======  ==========  ========  ============  ========

                             See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       TECHNE Corporation and Subsidiaries
                                (in thousands)
                                                 Year Ended June 30,
                                              2007      2006     2005
                                            --------  --------  --------
Cash flows from operating activities:
 Net earnings                               $ 85,111  $ 73,351  $ 66,132
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                6,994     6,955     6,108
  Deferred income taxes                         (797)     (937)      672
  Stock-based compensation expense             1,576     1,628        --
  Excess tax benefit from stock
   option exercises                             (534)   (7,989)       --
  Losses by equity method investees              966       418       306
  Other                                          168       129       104
 Change in operating assets and liabilities,
  net of acquisitions:
  Trade accounts and other receivables        (5,004)   (2,153)   (1,034)
  Inventories                                    205     1,111      (325)
  Prepaid expenses                              (117)      169        51
  Trade, other accounts payable
   and accrued expenses                        1,380       253       153
  Salaries, wages and related accruals         2,055     1,554     1,959
  Income taxes payable                        (1,500)   11,100       307
                                            --------  --------  --------
     Net cash provided by operating
      activities                              90,503    85,589    74,433

Cash flows from investing activities:
 Additions to property and equipment          (8,076)   (4,603)  (11,410)
 Purchase of available-for-sale investments (49,405) (94,985) (146,870) Proceeds from maturities of available-for-
  sale investments                            17,515     8,150    33,256
 Proceeds from sale of available-for-sale
  investments                                  8,074    50,058   178,760
 Increase in other long-term assets             (125)       --      (461)
 Acquisitions, net of cash acquired               --   (19,587)       --
 Increase in investments in
  unconsolidated entities                     (7,900)   (9,750)       --
                                            --------  --------  --------
     Net cash (used in) provided by
      investing activities                   (39,917)  (70,717)   53,275

Cash flows from financing activities:
 Issuance of common stock                      2,740    12,550     8,012
 Excess tax benefit from stock
  option exercises                               534     7,989        --
 Purchase of common stock for
  stock bonus plans                           (1,222)   (1,292)     (260)
 Repurchase of common stock                       --   (25,981) (103,674)
 Payments on long-term debt                  (13,427)   (1,189)   (1,241)
                                            --------  --------  --------
     Net cash used in financing activities   (11,375)   (7,923)  (97,163)
                                            --------  --------  --------
Effect of exchange rate changes on cash
 and cash equivalents                          6,640     2,341    (1,402)
                                            --------  --------  --------
Net increase in cash and cash equivalents     45,851     9,290    29,143
Cash and cash equivalents at
 beginning of year                            89,634    80,344    51,201
                                            --------  --------  --------
Cash and cash equivalents at end of year    $135,485  $ 89,634  $ 80,344
                                            ========  ========  ========

             See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     TECHNE Corporation and Subsidiaries

               Years Ended June 30, 2007, 2006 and 2005

A.	Description of business and summary of significant accounting policies:

Description of business: TECHNE Corporation and Subsidiaries (the Company) are engaged in the development and manufacture of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. Through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe), the Company distributes biotechnology products throughout Europe. R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. In late fiscal 2007, the Company established a subsidiary, R&D Systems China Co. Ltd. (R&D China), in Shanghai, China, to distribute biotechnology products throughout China.

R&D Systems acquired two subsidiaries effective July 1, 2005. Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents, was relocated to the Company's Minneapolis, Minnesota facility in the first quarter of fiscal 2006. Subsequent to June 30, 2007, Fortron was merged into R&D Systems. The second subsidiary acquired on July 1, 2005, BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems and immunodiagnostic kits. BiosPacific is the primary distributor of Fortron products. Fortron and BiosPacific had shared a unique strategic relationship since 1992 that combined Fortron's development and manufacturing excellence with BiosPacific's marketing and sales expertise.

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

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Advertising costs: Advertising expenses (including production and communication costs) for fiscal 2007, 2006 and 2005 were $2.8 million, $2.6 million and $2.6 million, respectively. The Company expenses advertising expenses as incurred.

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

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year usage forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. Through March 31, 2006, due to changes in the Company's forecast, reserves for previously written off inventories may have been reversed in subsequent periods. Inventory reserves reversed through March 31, 2006 were not material to the Company's consolidated results of operations, consolidated financial position, assets or stockholders' equity as of and for each of the periods presented. Subsequent to March 31, 2006, the Company changed its policy and no longer writes up previously unvalued inventories. This change in valuation method did not have a material impact on the Company's fiscal 2007 and 2006 consolidated financial statements. Sales of previously impaired protein and antibody inventory for fiscal years 2007 and 2006 were not material.

Depreciation and amortization: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of five to forty years.

Goodwill and intangible assets: At June 30, 2007 the Company had net unamortized goodwill of $25.1 million. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2007. The Company's annual assessment included comparison of the carrying value of the net assets of the Company's biotechnology operations to its share of the Company's market capitalization at year end. Other intangible assets are being amortized over their estimated useful lives.

Impairment of intangible and other long-lived assets: The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets groups subject to impairment analysis require the Company to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying value exceeds the groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying value exceeds its fair value would be expensed as an impairment loss. As of June 30, 2007, the Company has determined that no impairment exists.

Investments in unconsolidated entities: The Company has made equity investments in several start-up and early development stage companies, among them Nephromics, LLC (Nephromics), Hemerus Medical, LLC (Hemerus), ChemoCentryx, Inc. (CCX) and Discovery Genomics, Inc. (DGI). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company's share in the equity of the investee and the Company's ability to exercise significant influence over the operating and financial policies of the investee.

Share-based compensation: As permitted through June 30, 2005 by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Through June 30, 2005, no compensation cost had been recognized for stock options granted to employees under the plans. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. The Statement is a revision of SFAS No. 123 and supercedes APB No. 25. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.

The Company adopted SFAS No. 123R as of July 1, 2005 using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2007 and 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted subsequent to June 30, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Stock-based compensation cost is included within the same line item on the consolidated statement of earnings as cash compensation paid to the optionee. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R, compensation expense for each of the years ended June 30, 2007 and 2006 was $1.6 million. The negative impact on net earnings for each of the years ended June 30, 2007 and 2006 was $1.1 million. The adoption of SFAS No. 123R had a $0.03 negative impact on basic and diluted earnings per share for each of the years ended June 30, 2007 and 2006.

If compensation cost for employee options granted under the Company's stock option plans had been determined based on the fair value at the grant dates, consistent with the methods provided in SFAS No. 123 the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                                                   Year Ended
                                                  June 30, 2005
                                                  -------------
Net earnings:
 As reported                                           $ 66,132
 Less employee stock-based compensation,
  net of tax effect                                       1,530
 Plus employee stock-based compensation
  expense included in net earnings                           --
                                                       --------
Pro forma                                              $ 64,602
                                                       ========
Basic earnings per share:
 As reported                                           $   1.64
 Less employee stock-based compensation,
  net of tax effect                                        0.04
 Plus employee stock-based compensation
  expense included in net earnings                           --
                                                       --------
 Pro forma                                             $   1.60
                                                       ========
Diluted earnings per share:
 As reported                                           $   1.62
 Less employee stock-based compensation,
  net of tax effect                                        0.04
 Plus employee stock-based compensation
  expense included in net earnings                           --
                                                       --------
 Pro forma                                             $   1.58
                                                       ========

In fiscal 2007, the Company concluded that errors aggregating $3.1 million, net of taxes, were made in the determination of stock-based compensation expense in periods prior to fiscal 2003. None of the stock-based compensation at issue was granted to or otherwise benefited any director or officer of the Company. The Company has revised its previously issued consolidated financial statements for this amount by recording a reduction in retained earnings and an increase in additional paid-in capital as of July 1, 2004, which resulted in no net impact on total stockholders' equity.

Derivative instruments and hedging activities: The Company has no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Recent accounting pronouncements: In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirement is effective for the Company in fiscal 2007. Adoption of the Statement did not have an impact on the Company's consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the Company for fiscal year 2007. Adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

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

B.	Available-for-sale investments:

At June 30, 2007 and 2006, the amortized cost and market value of the Company's available-for-sale securities by major security type were as follows (in thousands):
                                                    June 30,
                                             2007               2006
                                    ------------------  ------------------
                                      Cost     Market     Cost    Market
                                    --------  --------  --------  --------
State and municipal debt securities $120,798  $120,505  $ 97,308  $ 96,549
Marketable equity security               400       217       400       323
                                    --------  --------  --------  --------
                                     121,198   120,722    97,708    96,872
Net unrealized losses                   (476)       --      (836)       --
                                    --------  --------  --------  --------
                                    $120,722  $120,722  $ 96,872  $ 96,872
                                    ========  ========  ========  ========

Gross unrealized gains and losses on state and municipal debt securities were $12,000 and $305,000, respectively, at June 30, 2007. Gross unrealized gains and losses on state and municipal debt securities were $1,000 and $760,000, respectively, at June 30, 2006.

At June 30, 2007, the Company's investments in an unrealized loss position that have been determined to be temporarily impaired were as follows (in thousands):

                              Period of Unrealized Loss
                        Less Than       Greater Than
                        One Year         One Year              Total
                    ------------------ ------------------ ------------------
                    Fair    Unrealized Fair    Unrealized Fair   Unrealized
                    Value   Losses     Value   Losses     Value   Losses
                    ------- ---------- ------- ---------- ------- ----------
State and municipal
 debt securities    $26,834   $ 106    $64,934   $ 199    $91,768   $ 305
Marketable equity
 security                --      --        217     183        217     183
                    ------- ---------- ------- ---------- ------- ----------
                    $26,834   $ 106    $65,151   $ 382    $91,985   $ 488
                    ======= ========== ======= ========== ======= ==========

The unrealized losses on the Company's investments in state and municipal debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Contractual maturities of available-for-sale state and municipal debt securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

Year Ending June 30, 2007:
--------------------------
Due within one year         $ 29,289
Due in one to three years     91,216
                            --------
Total debt securities        120,505
Marketable equity security       217
                            --------
                            $120,722
                            ========

The Company's investment in marketable equity securities is not material and consists of an investment in the common stock of a publicly-held company primarily focused on the development and sale of cancer diagnostic and research products and services. The investee was considered a development stage company through September 2005.

Long-term available-for-sale investments include $18.7 million of auction rate-securities at June 30, 2007.

Proceeds from maturities or sales of available-for-sale securities were $25.6 million, $58.2 million and $212.0 million during fiscal 2007, 2006 and 2005, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

C.  Inventories:

Inventories consist of (in thousands):

                                            June 30,
                                        2007     2006
                                      -------  -------
Raw materials                         $ 3,821  $ 3,561
Finished goods                          4,811    5,344
Supplies                                  125      119
                                      -------  -------
                                      $ 8,757  $ 9,024
                                      =======  =======

D.  Property and equipment:

Property and equipment consist of (in thousands):

                                           June 30,
                                        2007      2006
                                      --------  --------
Cost:
Land                                  $  4,214  $  4,214
Buildings and improvements             100,617    88,399
Building construction in progress        3,205     9,965
Laboratory equipment                    20,657    19,473
Office and computer equipment            4,407     3,711
Leasehold improvements                     975       843
                                      --------  --------
                                       134,075   126,605
Less accumulated depreciation
 and amortization                       42,540    37,833
                                      --------  --------
                                      $ 91,535  $ 88,772
                                      ========  ========

E.  Goodwill and intangible assets:

Goodwill and intangible assets consist of (in thousands):

                                                    June 30,
                                  Useful Life     2007      2006
                                  -----------   --------  --------
Goodwill                              N/A       $ 51,374  $ 51,614
Less accumulated amortization                     26,306    26,306
                                                --------  --------
                                                $ 25,068  $ 25,308
                                                ========  ========

Customer relationships             2-10 years   $ 20,200  $ 20,200
Technology                         8-16 years      4,213     4,213
Trade names and trademarks            5 years      1,396     1,396
Supplier relationships                1 year          14        14
                                                --------  --------
                                                  25,823    25,823
Less accumulated amortization                     20,724    19,110
                                                --------  --------
                                                $  5,099  $  6,713
                                                ========  ========

The Company reduced goodwill by $240,000 in fiscal 2007 due to the realization of pre-acquisition deferred tax assets of Fortron.

The estimated future amortization expense for intangible assets as of June 30, 2007 is as follows (in thousands):

Year Ending June 30:
--------------------
2008                  $1,136
2009                     960
2010                     960
2011                     681
2012                     681
Thereafter               681
                      ------
                      $5,099
                      ======

F.	Investments in unconsolidated entities:

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability corporation. The Company's net investment in Nephromics was $6.8 million at June 30, 2007.

In fiscal 2004, the Company purchased a 10% interest in Hemerus for $3 million. In March 2006, the Company invested an additional $750,000 in Hemerus, increasing its ownership percentage to 15% and in January 2007, the Company invested an additional $700,000, increasing its ownership percentage to 18%. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Hemerus owns two patents and has several patent applications pending and is currently pursuing FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus's filter technology in applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability corporation. The Company's net investment in Hemerus was $3.1 and $3.0 million at June 30, 2007 and 2006, respectively.

The Company has invested in the preferred stock of CCX, a technology and drug development company. At July 1, 2004, the Company held a 19.9% equity interest in CCX. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. In April 2006, the Company made an additional $9 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into CCX preferred stock. In August 2006, the remainder of the note and accrued interest were converted into CCX preferred stock. The Company's equity interest in CCX after the August 2006 conversion was 19.3%. The Company's net investment in CCX at June 30, 2007 was $14.3 million and at June 30, 2006 was $14.2 million, including the convertible note and accrued interest aggregating $4.8 million.

In fiscal 2002, the Company made an equity investment of $3 million in DGI preferred stock. The Company holds a 38% equity interest in DGI and accounted for this investment under the equity method of accounting through fiscal 2004. During fiscal 2004, the Company determined that its investment in DGI was other than temporarily impaired and wrote off the remaining net investment of $1.5 million. The Company has been issued warrants for 500,000 shares of DGI preferred stock at $.50 per share, which expire on January 15, 2014.

Except for the April 2006 CCX convertible note, the Company does not provide loans, guarantees or other financial assistance to Nephromics, Hemerus, CCX or DGI and has no obligation to provide additional funding.

G.  Debt:

The Company's short-term line of credit facility consists of an unsecured line of credit of $0.8 million at June 30, 2007. The line of credit expires on October 31, 2007. The interest rate charged on the line of credit is a floating rate at the one-month London interbank offered rate (Libor) plus 1.75%. The floating rate on the line of credit was 7.1% at June 30, 2007. There were no borrowings on the line outstanding as of June 30, 2007 and 2006.

On October 31, 2006, the Company repaid its mortgage debt. The total payment of $13.8 million included the mortgage principal balance, accrued interest and a 5% prepayment penalty of $651,000. The prepayment penalty and $78,000 of unamortized loan origination fees are included in interest expense for fiscal 2007.

H.  Commitments and contingencies:

The Company leases buildings, vehicles and various data processing, office and laboratory equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2007, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
--------------------
2008                  $  814
2009                     752
2010                     703
2011                     626
2012                     528
Thereafter             2,048
                      ------
                      $5,471
                      ======

Total rent expense was approximately $762,000, $710,000 and $654,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.

I.  Stockholders' equity:

Stock option plans: The Company has stock option plans which provide for the granting of stock options to employees (the TECHNE Corporation 1997 Incentive Stock Option Plan) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 Nonqualified Stock Option Plan). The plans are administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all plans is ten years. The number of shares of common stock authorized to be issued and available for grant at June 30, 2007 are as follows (in thousands):

                                   Available
                       Authorized  for Grant
                       ----------  ---------
1997 Plan                 3,200       2,350
1998 Plan                 1,600         925

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                 Year Ended June 30,
                                              2007      2006     2005
                                            --------  --------  --------

Dividend yield                                    --        --        --
Expected volatility                          25%-47%   32%-53%   40%-57%
Risk-free interest rates                   4.5%-5.1% 4.0%-5.1% 3.1%-3.9%
Expected lives                               6 years   6 years   6 years

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

Stock option activity under the Plans for the three years ended June 30, 2007, consist of the following (shares in thousands):

                                        Weighted
                                        Average   Weighted Avg. Aggregate
                                        Exercise  Contractual   Intrinsic
                              Shares    Price     Live (Yrs.)   Value
                              ------    --------  ------------- ---------
Outstanding at June 30, 2004   1,337    $ 23.60
Granted                           64      39.08
Forfeited or expired              (2)     36.50
Exercised                       (269)     25.14
                              ------
Outstanding at June 30, 2005   1,130      24.11
Granted                           43      53.95
Forfeited or expired             (10)     52.41
Exercised                       (742)     17.04
                              ------
Outstanding at June 30, 2006     421      38.89
Granted                           84      58.01
Forfeited or expired              (1)     65.00
Exercised                        (81)     35.32
                              ------
Outstanding at June 30, 2007     423      43.29       5.08      $6.0 million
                              ======
Exercisable at June 30:
2005                           1,059     $23.09
2006                             382      38.39
2007                             365      41.23       4.75      $5.8 million

The weighted average fair value of options granted during fiscal 2007, 2006 and 2005 was $24.18, $28.07 and $20.42, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 were $1.9 million, $28.6 million and $4.8 million, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during fiscal 2007, 2006 and 2005 were $1.8 million, $1.9 million and $2.3 million, respectively.

Stock-based compensation cost of $1.6 million was included in selling, general and administrative expense in each of fiscal 2007 and 2006. As of June 30, 2007, there was $813,000 of total unrecognized compensation cost related to nonvested stock options which will be expensed over fiscal years 2008 through 2010.

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

J.  Income taxes:

The provisions for income taxes consist of the following (in thousands):

                                                 Year Ended June 30,
                                              2007      2006     2005
                                            --------  --------  --------
Earnings before income taxes consist of:
 Domestic                                   $101,154  $ 90,011  $ 78,302
 Foreign                                      27,777    21,152    21,585
                                            --------  --------  --------
                                            $128,931  $111,163  $ 99,887
                                            ========  ========  ========
Taxes on income consist of:
 Currently payable:
  Federal                                   $ 32,244  $ 29,564  $ 24,675
  State                                        3,741     2,382     1,831
  Foreign                                      8,632     6,803     6,574
 Net deferred:
  Federal                                       (594)     (912)      270
  State                                         (217)      (66)      301
  Foreign                                         14        41       104
                                            --------  --------  --------
                                            $ 43,820  $ 37,812  $ 33,755
                                            ========  ========  ========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

                                                  Year Ended June 30,
                                               2007      2006     2005
                                             --------  --------  --------
Computed expected federal income tax expense $ 45,126  $ 38,907  $ 34,960
State income taxes, net of federal benefit      2,380     1,527     1,164
Extraterritorial income tax benefit              (454)   (1,008)   (1,102)
Research and development tax credits             (265)      (91)     (239)
Qualified production activity deduction        (1,029)     (879)       --
Tax-exempt interest                            (1,270)     (671)     (693)
(Decrease) increase in deferred tax
  valuation allowance                            (109)      (99)        7
Other                                            (559)      126      (342)
                                             --------  --------  --------
                                             $ 43,820  $ 37,812  $ 33,755
                                             ========  ========  ========

Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows (in thousands):

                                                  June 30,
                                               2007      2006
                                             --------  --------
Inventory reserves                           $  5,216  $  4,332
Inventory costs capitalized                     1,405     1,149
Unrealized profit on intercompany sales           692       579
Intangible asset amortization                   3,651     4,797
Depreciation                                    1,582     1,190
Excess tax basis in equity investments          2,942     2,905
Foreign tax credit carryforward                   376       522
Deferred compensation                           1,010       482
Other                                             332       308
Valuation allowance                            (3,318)   (3,427)
                                             --------  --------
  Total deferred tax assets                    13,888    12,837

Intangible asset amortization                  (1,162)   (1,301)
Other                                            (918)     (777)
                                             --------  --------
  Total deferred tax liabilities               (2,080)   (2,078)
                                             --------  --------
  Net deferred tax assets                    $ 11,808  $ 10,759
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

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $85.3 million as of June 30, 2007. Deferred taxes have not been provided on such undistributed earnings, as it is the Company's intent to indefinitely reinvest the undistributed earnings in the foreign operations.

K.  Earnings per share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

                                                  Year Ended June 30,
                                               2007      2006     2005
                                             --------  --------  --------
Net earnings used for basic and diluted
 earnings per share                          $ 85,111  $ 73,351  $ 66,132
                                             ========  ========  ========

Weighted average shares used in
 basic computation                             39,406    39,049    40,359
Dilutive effect of forward contract                --       250       139
Dilutive stock options and warrants               107       295       422
                                             --------  --------  --------
Weighted average shares used in
 diluted computation                           39,513    39,594    40,920
                                             ========  ========  ========
Basic EPS                                    $   2.16  $   1.88  $   1.64
Diluted EPS                                  $   2.15  $   1.85  $   1.62

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation were 13,000, 7,000 and 208,000 at June 30, 2007, 2006 and 2005, respectively.

L.  Segment information:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron, BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide. No customer accounted for more than 10% of the Company's net sales for the years ended June 30, 2007, 2006 and 2005.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):
                                                  Year Ended June 30,
                                               2007      2006     2005
                                            --------  --------  --------
External sales
 Biotechnology                              $146,614  $134,424  $111,153
 R&D Systems Europe                           61,766    52,954    51,315
 Hematology                                   15,102    15,239    16,184
                                            --------  --------  --------
Total external sales                         223,482   202,617   178,652
Intersegment sales - Biotechnology            26,070    23,957    21,590
                                            --------  --------  --------
Total sales                                  249,552   226,574   200,242
Less intersegment sales                      (26,070)  (23,957)  (21,590)
                                            --------  --------  --------
Total consolidated net sales                $223,482  $202,617  $178,652
                                            ========  ========  ========
Earnings before taxes
 Biotechnology                              $102,398  $ 89,687  $ 76,234
 R&D Systems Europe                           27,792    21,152    21,585
 Hematology                                    4,498     4,506     5,168
 Corporate and other                          (5,757)   (4,182)   (3,100)
                                            --------  --------  --------
Total earnings before taxes                 $128,931  $111,163  $ 99,887
                                            ========  ========  ========
Assets
 Biotechnology                              $216,282  $172,827  $133,518
 R&D Systems Europe                          108,110    79,725    64,254
 Hematology                                   23,189    17,727    16,656
 Corporate and other                         110,263   102,287    82,820
 Intersegment eliminations                    (3,000)   (2,054)   (1,985)
                                            --------  --------  --------
Total assets                                $454,844  $370,512  $295,263
                                            ========  ========  ========
Depreciation and amortization
 Biotechnology                              $  3,702  $  3,952  $  3,163
 R&D Systems Europe                              261       240       274
 Hematology                                      267       305       330
 Corporate and other                           2,764     2,458     2,341
                                            --------  --------  --------
Total depreciation and amortization         $  6,994  $  6,955  $  6,108
                                            ========  ========  ========
Capital purchases
 Biotechnology                              $  5,644  $  3,076  $  1,893
 R&D Systems Europe                              247       304       253
 Hematology                                      207       190       212
 Corporate and other                           1,978     1,033     9,052
                                            --------  --------  --------
Total capital purchases                     $  8,076  $  4,603  $ 11,410
                                            ========  ========  ========
                                   38

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, and the operations of the Company's equity investments in Nephromics and Hemerus.

Following is financial information relating to geographic areas (in thousands):
                                                  Year Ended June 30,
                                               2007      2006     2005
                                            --------  --------  --------
External sales
 United States                              $127,695  $118,780  $102,239
 Other areas                                  95,787    83,837    76,413
                                            --------  --------  --------
Total external sales                        $223,482  $202,617  $178,652
                                            ========  ========  ========
Long-lived assets
 United States                              $121,132  $120,383  $102,984
Other areas                                      914       814       723
                                            --------  --------  --------
Total long-lived assets                     $122,046  $121,197  $103,707
                                            ========  ========  ========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment, goodwill and intangible assets.

M.  Benefit plans:

Profit sharing plans: The Company has Profit Sharing and Savings Plans for non-union U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $1.4 million, $1.2 million and $1.2 million for the years ended June 30, 2007, 2006 and 2005, respectively. The Company operates a defined contribution pension plan for employees of R&D Systems Europe. Operations have been charged for contributions to the plan of $153,000, $128,000 and $113,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Stock bonus plans: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2007, 2006 and 2005 operations have been charged for contributions to the plan of $1.5 million, $1.2 million and $1.3 million, respectively.

Performance incentive program: Under certain employment agreements with executive officers, the Company recorded bonuses of $130,000, $125,000 and $90,000 for the years ended June 30, 2007, 2006 and 2005, respectively. In addition, options for 2,505, 1,745 and 26,631 shares of common stock were granted to the executive officers during fiscal 2007, 2006 and 2005, respectively.

N. Supplemental disclosures of cash flow information and noncash investing and financing activities:

The Company paid and received cash for the following items (in thousands):

                                                  Year Ended June 30,
                                               2007      2006     2005
                                            --------  --------  --------
Income taxes paid                           $ 46,192  $ 27,731  $ 26,794
Interest paid                                  1,090       947       807

In fiscal 2007, stock options for 3,000 shares of common stock were exercised by the surrender of 1,810 shares of common stock at fair market value of $111,000. In fiscal 2006, stock options for 2,500 shares of common stock were exercised by the surrender of 1,517 shares of common stock at fair market value of $91,000. In fiscal 2005, stock options for 17,106 shares of common stock were exercised by the surrender of 4,139 shares of common stock at fair market value of $167,000.

O.  Accumulated other comprehensive income:

Accumulated other comprehensive income (loss) consists of (in thousands):

                                                  Year Ended June 30,
                                               2007      2006     2005
                                            --------  --------  --------
Foreign currency translation adjustments    $ 13,400  $  6,521  $  3,982
Unrealized losses on available-
 for-sale investments                           (476)     (836)     (352)
                                            --------  --------  --------
                                            $ 12,924  $  5,685  $  3,630
                                            ========  ========  ========

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders TECHNE Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and Subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule included at Item 15A(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TECHNE Corporation and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note A to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payment, in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TECHNE Corporation's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated August 27, 2007 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG

Minneapolis, Minnesota
August 27, 2007


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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of June 30, 2007, management, under the supervision of the chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2007.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2007, follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TECHNE Corporation

We have audited TECHNE Corporation and Subsidiaries' (the Company) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TECHNE Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TECHNE Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TECHNE Corporation and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated August 27, 2007 expressed an unqualified opinion on those consolidated financial statements.


/s/  KPMG LLP

Minneapolis, Minnesota
August 27, 2007

                            ITEM 9B.  OTHER INFORMATION

None.

                                   PART III

       ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors", "Corporate Governance" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                       ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation Discussion and Analysis" in the Company's proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the Company's equity compensation plans at June 30, 2007 is as follows (shares in thousands):

                                                          Number of
                         Number of         Weighted-      Securities
                         Securities to be  Average        Remaining
                         Issued Upon       Exercise Price Available for
                         Exercise of       of Outstanding Future Issuance
                         Outstanding       Options,       Under Equity
                         Options, Warrants Warrants and   Compensation
Plan Category            and Rights        Rights         Plans
------------------------ ----------------- -------------- ---------------
Equity compensation
 plans approved by
 Stockholders (1)              423             $43.29         3,275
Equity compensation
 plans not approved
 by Stockholders                --                 --            --
-----------------
(1) Includes the Company's 1997 Incentive Stock Option Plan and 1998 Nonqualified Stock Option Plans.

The remaining information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                         DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the section entitled "Board Independence" in the Company's proxy statement for its 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

There were no reportable related party transactions during fiscal 2007.

               ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 16 is incorporated herein by reference to the section entitled "Audit Fees" in the Company's proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                                  PART IV

             ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.  (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Report:

     Consolidated Statements of Earnings for the Years Ended
         June 30, 2007, 2006 and 2005

     Consolidated Balance Sheets as of June 30, 2007 and 2006

     Consolidated Statements of Stockholders' Equity and Comprehensive
          Income for the Years Ended June 30, 2007, 2006 and 207

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2007, 2006 and 2005

     Notes to Consolidated Financial Statements for the Years
          Ended June 30, 2007, 2006 and 2005

     Report of Independent Registered Public Accounting Firm


    (2) Financial Statement Schedules.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                 YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                               (in 000's)

                      Balance at       Provision                   Balance at
                      Beginning    Charged/(Credited)  Accounts    End of
                      of Year          to Income       Written Off Year
                      -----------  ------------------  ----------- ----------
Year ended
 June 30, 2007:
  Allowance for
   doubtful accounts     $120              $44           $  (23)      $141

Year ended
 June 30, 2006:
  Allowance for
   doubtful accounts      118               28              (26)       120

Year ended
 June 30, 2005:
  Allowance for
   doubtful accounts      233               23             (138)       118


    (3)  Exhibits.

     See Exhibit Index immediately following signature page.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECHNE CORPORATION

Date:  August 27, 2007                 /s/ Thomas E. Oland
                                       ----------------------------
                                       By:  Thomas E. Oland
                                       Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                   Signature and Title
----                                   ----------------------------
August 27, 2007                        /s/ Thomas E. Oland
                                       ----------------------------
                                       Thomas E. Oland
                                       Chairman of the Board, President,
                                       Treasurer, Chief Executive Officer
                                       and Director

August 27, 2007                        /s/ Roger C. Lucas, Ph.D.
                                       ----------------------------
                                       Dr. Roger C. Lucas
                                       Vice Chairman and Director

August 27, 2007                        /s/ Howard V. O'Connell
                                       ----------------------------
                                       Howard V. O'Connell, Director

August 27, 2007                        /s/ G. Arthur Herbert
                                       ----------------------------
                                       G. Arthur Herbert, Director

August 27, 2007                        /s/ Randolph C. Steer, Ph.D., M.D.
                                       ----------------------------
                                       Dr. Randolph C. Steer, Director

August 27, 2007                        /s/ Robert V. Baumgartner
                                       ----------------------------
                                       Robert V. Baumgartner, Director

August 27, 2007                        /s/ Charles A. Dinarello, M.D.
                                       ----------------------------
                                       Dr. Charles A. Dinarello, Director

August 27, 2007                        /s/ Karen A. Holbrook, Ph.D.
                                       ----------------------------
                                       Dr. Karen A. Holbrook, Director

August 27, 2007                        /s/ Gregory J. Melsen
                                       ----------------------------
                                       Gregory J. Melsen, Chief Financial
                                       Officer

                               EXHIBIT INDEX
                      for Form 10-K for the 2007 Fiscal Year
Exhibit
Number   Description
-------  -----------
3.1 Restated Articles of Incorporation of Company, as amended to date-incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000*

3.2      Restated Bylaws, as amended to date--incorporated by reference to
         Exhibit 3.2 of the Company's Form 10, dated October 27, 1988*

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

10.3**   Company's Stock Bonus Plan--incorporated by reference to Exhibit
         10.7 of the Company's Form 10, dated October 27, 1988*


10.4** Employment Agreement, dated March 6, 1996, with Monica Tsang-- incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1996*

10.5**   1997 Incentive Stock Option Plan--incorporated by reference to
         Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997*

10.6 Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.7     Investment Agreement between ChemoCentryx, Inc. and Techne
         Corporation dated November 18, 1997--incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.8**   1998 Nonqualified Stock Option Plan--incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.9 Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.10**  Extension, dated March 31, 1999, to Employment Agreement with
         Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.11** Extension, dated March 31, 1999, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 1999*

10.12 Combination Mortgage, Security Agreement and Fixture Financing Statement dated July 1, 1999 between the Company and TCF National Bank Minnesota (TCF)--incorporated by reference to Exhibit 10.36 of the Company's Form 10-K for the year ended June 30, 1999*

10.13 Promissory Note from the Company to TCF dated July 1, 1999 in the principal amount of $20,400,000-- incorporated by reference to Exhibit
         10.37 of the Company's Form 10-K for the year ended June 30, 1999*

------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number   Description
-------  -----------
10.14 Investment Agreement between the Company and Discovery Genomics, Inc. dated August 2, 2001--incorporated by reference to Exhibit 10.30 of the Company's for 10-K for the year ended June 30, 2001.

10.15 Research and License Agreement between R&D Systems and Discovery Genomics, Inc. dated August 2, 2001--incorporated by reference to
         Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2001.

10.16 Investors Rights Agreement dated February 2, 2001 among ChemoCentryx, Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997--incorporated by reference to Exhibit 10.32 of the Company's 10-K for the year ended June 30, 2001.

10.17 Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company-- incorporated by reference to Exhibit 10.33 of the Company's 10-K for the year ended June 30, 2001.

10.18**  Extension, dated August 28, 2001, to Employment Agreement with
         Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.35 of the Company's 10-K for the year ended June 30, 2001.

10.19** Extension, dated August 28, 2001, to Employment Agreement with Marcel Veronneau--incorporated by reference to Exhibit 10.36 of the Company's 10-K for the year ended June 30, 2001.

10.20 Correction/Amendment to Investment Agreement dated April 23, 2002, between Techne Corporation and Discovery Genomics, Inc.-incorporated by reference to Exhibit 10.39 of the Company's 10-K for the year ended June 30, 2002.

10.21 Form of Indemnification Agreement entered into with each director and executive officer of the Registrant incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2002.

10.22**  Extension, dated June 30, 2004, to Employment Agreement with
         Monica Tsang, Ph.D.--incorporated by reference to Exhibit 10.41 of the Company's 10-K for the year ended June 30, 2004.

10.23**  Extension, dated June 30, 2004, to Employment Agreement with
         Marcel Veronneau.--incorporated by reference to Exhibit 10.42 of the Company's 10-K for the year ended June 30, 2004.

10.24** Employment Agreement, dated December 17, 2004, with Gregory J. Melsen--incorporated by reference to Exhibit 10.1 of the Company's 8-K dated December 17, 2004.

10.25** Description of Officer's Incentive Bonus Plan-incorporated by reference to Exhibit 10.30 of the Company's 10-K for the year ended June 30, 2005.

10.26 Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc and the Company and certain investors-incorporated by reference to Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2006.




-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number   Description
-------  -----------

21       Subsidiaries of the Company:
                                                     State/Country of
             Name                                    Incorporation
             ---------                               ---------------------
             Research and Diagnostic Systems, Inc.   Minnesota
             BiosPacific, Inc.			 Minnesota
             Fortron Bio Science, Inc. (1)	         Minnesota
             R&D Systems Europe Ltd.                 Great Britain
             R&D Systems GmbH                        Germany
             R&D Systems China Co. Ltd.		 China

             (1) merged into Research and Diagnostic Systems, Inc. in July 2007.

23       Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1     Section 302 Certification

31.2     Section 302 Certification

32.1     Section 906 Certification

32.2     Section 906 Certification



-------------
*Incorporated by reference; SEC File No. 0-17272
**Management contract or compensatory plan or arrangement


