Form 10-Q
period 2007-09-30
TECHNE CORP /MN/
filed 2007-11-08
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                              FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2007, or


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________to___________

                             __________________

                         Commission file number 0-17272
                              __________________


                              TECHNE CORPORATION
              (Exact name of registrant as specified in its charter)


        MINNESOTA                                      41-427402
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

614 MCKINLEY PLACE N.E.                             (612) 379-8854
MINNEAPOLIS, MN           55413               (Registrant's telephone number,
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

At November 5, 2007, 39,511,745 shares of the Company's Common Stock (par value $.01) were outstanding.

                            TECHNE CORPORATION
                                FORM 10-Q
                            SEPTEMBER 30, 2007

                                   INDEX

                                                                PAGE NO.
                    PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

          Condensed Consolidated Balance Sheets as of
            September 30, 2007 and June 30, 2007                    3

          Condensed Consolidated Statements of Earnings for
            the Quarter Ended September 30, 2007 and 2006           4

          Condensed Consolidated Statements of Cash Flows
            for the Quarter Ended September 30, 2007 and 2006       5

          Notes to Condensed Consolidated Financial Statements      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                              15

ITEM 4.   CONTROLS AND PROCEDURES                                  16

                    PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                        16

ITEN 1A.  RISK FACTORS                                             16

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
          USE OF PROCEEDS                                          16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                          17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS          17

ITEM 5.   OTHER INFORMATION                                        17

ITEM 6.   EXHIBITS                                                 17

SIGNATURES                                                         18

                      PART I. FINANCIAL INFORMATION

                      ITEM 1 - FINANCIAL STATEMENTS

                   TECHNE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share data)
                              (unaudited)

                                                   9/30/07    6/30/07
                                                  --------   --------
ASSETS
  Cash and cash equivalents                       $144,745   $135,485
  Short-term available-for-sale investments         36,249     29,289
  Trade accounts receivable, net                    30,673     29,559
  Other receivables                                  1,362      1,407
  Inventories                                        9,281      8,757
  Deferred income taxes                              7,746      7,446
  Prepaid expenses                                   1,153        895
                                                  --------   --------
    Total current assets                           231,209    212,838

  Available-for-sale investments                    97,851     91,433
  Property and equipment, net                       93,385     91,535
  Goodwill, net                                     25,068     25,068
  Intangible assets, net                             4,811      5,099
  Deferred income taxes                              4,257      4,362
  Investments in unconsolidated entities            23,909     24,165
  Other assets                                         566        344
                                                  --------   --------
                                                  $481,056   $454,844
                                                  ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                          $  5,447   $  5,098
  Salaries, wages and related accruals               3,397      6,013
  Other accounts payable and accrued expenses        1,932      1,836
  Income taxes payable                               4,024      4,246
                                                  --------   --------
    Total current liabilities                       14,800     17,193
                                                  --------   --------

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and
    outstanding 39,524,378 and 39,455,677,
    respectively                                       395        395
  Additional paid-in capital                       112,904    109,993
  Retained earnings                                337,411    314,339
  Accumulated other comprehensive income            15,546     12,924
                                                  --------   --------
    Total stockholders' equity                     466,256    437,651
                                                  --------   --------
                                                  $481,056   $454,844
                                                  ========   ========

        See notes to condensed consolidated financial statements.

                      TECHNE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)

                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
Net sales                                            $ 57,987   $ 52,351
Cost of sales                                          12,104     11,237
                                                     --------   --------
Gross margin                                           45,883     41,114
                                                     --------   --------
Operating expenses:
  Selling, general and administrative                   8,090      7,067
  Research and development                              5,181      4,855
  Amortization of intangible assets                       288        403
                                                     --------   --------
     Total operating expenses                          13,559     12,325
                                                     --------   --------
Operating income                                       32,324     28,789
                                                     --------   --------
Other expense (income):
  Interest expense                                         --        268
  Interest income                                      (2,998)    (1,676)
  Other non-operating expense, net                        569        485
                                                     --------   --------
     Total other income                                (2,429)      (923)
                                                     --------   --------
Earnings before income taxes                           34,753     29,712
Income taxes                                           11,681     10,081
                                                     --------   --------
Net earnings                                         $ 23,072   $ 19,631
                                                     ========   ========

Earnings per share:
  Basic                                              $   0.58   $   0.50
  Diluted                                            $   0.58   $   0.50

Weighted average common shares outstanding:
  Basic                                                39,489     39,379
  Diluted                                              39,587     39,469

        See notes to condensed consolidated financial statements.

                      TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                         THREE MONTHS ENDED
                                                         -------------------
                                                          9/30/07    9/30/06
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $ 23,072   $ 19,631
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                           1,692      1,665
    Deferred income taxes                                    (192)       (95)
    Stock-based compensation expense                          170        165
    Excess tax benefit from stock option exercises           (328)       (24)
    Losses by equity method investees                         257        127
    Other                                                      19          2
    Change in operating assets and operating
     liabilities, net of acquisitions:
      Trade accounts and other receivables                   (670)      (443)
      Inventories                                            (490)      (132)
      Prepaid expenses                                       (250)       (94)
      Trade, other accounts payable and accrued expenses      397         88
      Salaries, wages and related accruals                 (1,139)    (1,019)
      Income taxes payable                                     99       (484)
                                                         --------   --------
        Net cash provided by operating activities          22,637     19,387
                                                         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (3,230)    (1,899)
  Purchase of available-for-sale investments              (19,190)    (4,275)
  Proceeds from sales of available-for-sale investments     1,235      1,234
  Proceeds from maturities of available-for-sale
    investments                                             4,900      1,320
  Increase in other assets                                   (243)        --
  Increase in investments in unconsolidated entities           --     (7,200)
                                                         --------   --------
        Net cash used in investing activities             (16,528)   (10,820)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  2,319        146
  Excess tax benefit from stock option exercises              328         24
  Purchase of common stock for stock bonus plans           (1,494)    (1,222)
  Payments on long-term debt                                   --       (292)
                                                         --------   --------
        Net cash provided (used) by financing activities     1,153    (1,344)
                                                         --------   --------

Effect of exchange rate changes on cash                     1,998        970
                                                         --------   --------
Net increase in cash and cash equivalents                   9,260      8,193
Cash and cash equivalents at beginning of period          135,485     89,634
                                                         --------   --------
Cash and cash equivalents at end of period               $144,745   $ 97,827
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

A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2007. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2007 included in the Company's Annual Report to Shareholders for fiscal 2007.

Recent Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.
Effective July 1, 2007, the Company adopted FIN 48.   FIN 48 requires that a
position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Adoption of FIN 48 did not materially impact the consolidated financials statements for the quarter ended September 30, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement permits entities to choose to measure certain financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 159.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):
                                                          9/30/07    6/30/07
                                                         --------   --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                              $ 30,817   $ 29,700
    Less allowance for doubtful accounts                      144        141
                                                         --------   --------
      NET TRADE ACCOUNTS RECEIVABLE                      $ 30,673   $ 29,559
                                                         ========   ========
INVENTORIES
  Raw materials                                          $  3,712   $  3,821
  Supplies                                                    108        125
  Finished goods                                            5,461      4,811
                                                         --------   --------
      TOTAL INVENTORIES                                  $  9,281   $  8,757
                                                         ========   ========
PROPERTY AND EQUIPMENT
  Land                                                   $  4,214   $  4,214
  Buildings and improvements                              100,946    100,617
  Building construction in progress                         5,660      3,205
  Laboratory equipment                                     20,950     20,657
  Office equipment                                          4,580      4,407
  Leasehold improvements                                      978        975
                                                         --------   --------
                                                          137,328    134,075
    Less accumulated depreciation and amortization         43,943     42,540
                                                         --------   --------
      NET PROPERTY AND EQUIPMENT                         $ 93,385   $ 91,535
                                                         ========   ========
INTANGIBLE ASSETS
  Customer relationships                                 $ 20,200   $ 20,200
  Technology                                                4,213      4,213
  Trade names and trademarks                                1,396      1,396
  Supplier relationships                                       14         14
                                                         --------   --------
                                                           25,823     25,823
    Less accumulated amortization                          21,012     20,724
                                                         --------   --------
      NET INTANGIBLE ASSETS                              $  4,811   $  5,099
                                                         ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments               $ 15,617   $ 13,400
  Unrealized losses on available-for-sale investments         (71)      (476)
                                                         --------   --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME       $ 15,546   $ 12,924
                                                         ========   ========


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
Weighted average common shares outstanding-basic       39,489     39,379
Dilutive effect of stock options and warrants              98         90
                                                     --------   --------
Weighted average common shares outstanding-diluted     39,587     39,469
                                                     ========   ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 46,000 and 37,000 for the quarters ended September 30, 2007, and 2006, respectively.


C. SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron (through June 30, 2007 when it was merged into R&D Systems' Biotechnology Division), BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.

Following is financial information relating to the Company's operating segments (in thousands):
                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
External sales
  Biotechnology                                      $ 38,881   $ 35,922
  R&D Systems Europe                                   15,449     12,927
  Hematology                                            3,657      3,502
                                                     --------   --------
Total consolidated net sales                         $ 57,987   $ 52,351
                                                     ========   ========
Earnings before income taxes
  Biotechnology                                      $ 27,367   $ 24,468
  R&D Systems Europe                                    7,752      5,350
  Hematology                                              870        907
  Corporate and equity method investees                (1,236)    (1,013)
                                                     --------   --------
Total earnings before income taxes                   $ 34,753   $ 29,712
                                                     ========   ========


D.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the three months ended September 30, 2007 was as follows:

                                         WEIGHTED    WEIGHTED
                                            AVG.        AVG        AGGREGATE
                               SHARES    EXERCISE   CONTRACTUAL    INTRINSIC
                             (in 000's)    PRICE    LIFE (Yrs.)      VALUE
                             ----------  --------   -----------  ------------
Outstanding at June 30, 2007     423      $43.29
Granted                            3       56.83
Exercised                        (70)      34.01
Forfeited or expired              (1)      36.50
                                ----
Outstanding at September
  30, 2007                       355      $45.23        5.50     $6.3 million
                                ====
Exercisable at September
  30, 2007                       297      $43.08        5.25     $5.9 million
                                ====

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:
                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
Dividend yield                                             --         --
Expected annualized volatility                        24%-30%    31%-35%
Risk free interest rate                             4.5%-4.6%  4.9%-5.1%
Expected life                                       4-5 years  4-5 years
Weighted average fair value of options granted         $18.37     $18.29

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

The total intrinsic value of options exercised during the quarters ended September 30, 2007 and 2006 were $1.9 million and $55,000, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during the quarters ended September 30, 2007 and 2006 were $51,000 and $57,000, respectively.

Stock-based compensation cost of $170,000 and $165,000 was included in selling, general and administrative expense for the quarters ended September 30, 2007 and 2006, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of September 30, 2007, there was $694,000 of total unrecognized compensation cost related to nonvested stock options that will be expensed over fiscal years 2008 through 2010.


E.	 COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):
                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
Net earnings                                         $ 23,072   $ 19,631
  Other comprehensive gain, net of tax effect:
    Foreign currency translation adjustments            2,217        806
    Unrealized gain on available-for-sale investments     405        576
                                                     --------   --------
Comprehensive income                                 $ 25,694   $ 21,013
                                                     ========   ========

F.  INCOME TAXES:

The Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings upon adoption. FIN 48 did not materially impact the consolidated financials statements for
the quarter ended September 30, 2007.   At September 30, 2007, unrecognized
tax benefits were $126,000, including $53,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties were not material at September 30, 2007.

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota and California, and several jurisdictions outside the U.S. U.S. tax returns for 2004 and subsequent years remain open to examination by the tax authorities. The Company's major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to exam for 2004 and subsequent years.



        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations for the Quarter Ended September 30, 2007
              and the Quarter Ended September 30, 2006

Overview

TECHNE Corporation and Subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiary, Research and Diagnostic Systems, Inc (R&D Systems). The Company's wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe) distributes R&D Systems' biotechnology products throughout Europe. R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France.

Through June 30, 2007, R&D Systems operated a subsidiary, Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents. Subsequent to June 30, 2007, Fortron was merged into R&D Systems. A second R&D Systems subsidiary, BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems and immunodiagnostic kits. In late fiscal 2007, R&D Systems established a subsidiary, R&D Systems China Co. Ltd. (R&D China), in Shanghai, China, to distribute biotechnology products throughout China. The Company began fulfilling orders for its third-party Chinese distributors from R&D China in August 2007.

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron (through June 30, 2007), BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.

Overall Results

Consolidated net earnings increased 17.5% for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. The primary reason for the increase in consolidated net earnings was increased consolidated net sales. Consolidated net sales for the quarter ended September 30, 2007, increased 10.8% from the same period in the prior year. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $1.1 million for the quarter ended September 30, 2007. The favorable impact on consolidated net earnings of the change from the prior year in exchange rates was $403,000 for the quarter ended September 30, 2007. The Company generated cash of $22.6 million from operating activities in the first quarter of fiscal 2008 and cash, cash equivalents and available-for-sale investments were $279 million at September 30, 2007 compared to $256 million at June 30, 2007.

Net Sales

Consolidated net sales for the quarter ended September 30, 2007 were $58.0 million, an increase of $5.6 million (10.8%) from the quarter ended September 30, 2006. Biotechnology net sales increased $3.0 million (8.2%) for the quarter ended September 30, 2007 primarily due to $2.9 million in increased U.S. sales volume by the Biotechnology Division. Sales for the quarter to pharmaceutical/biotechnology customers and academic customers, the two largest end-user groups of the Biotechnology Division U.S. market, showed the greatest revenue growth over the prior year.

R&D Europe net sales increased $2.5 million (19.5%) for the quarter ended September 30, 2007. The effect of changes from the prior year in foreign currency exchange rates used to convert British pounds to U.S. dollars increased R&D Europe net sales approximately $1.1 million for the quarter ended September 30, 2007. In British pounds, R&D Europe net sales increased 10.7% for the quarter ended September 30, 2007, mainly as a result of increased sales volume.

The Company has target annual sales growth rates for each of its business segments. The target sales growth rates, which are based on historical sales growth, are 10%-11% for biotechnology, 7%-8% for R&D Europe (in constant currency) and 1%-2% for hematology. Based on the relative size of each segment, the consolidated target annual growth rate is 8%-10% excluding the effect of changes in exchange rates.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
Biotechnology                                           80.2%      79.6%
R&D Europe                                              54.6%      52.2%
Hematology                                              38.2%      40.1%
Consolidated gross margin                               79.1%      78.5%

Consolidated gross margins, as a percentage of net sales, increased primarily due to an increase in R&D Europe gross margins and a change in sales mix from lower margin hematology sales to higher margin biotechnology sales as a result of different sales growth rates. R&D Europe's gross margin percentages for the quarter ended September 30, 2007 were greater than the comparable prior-year period as a result of favorable exchange rates.

The Company values its manufactured protein and antibody inventory based on a two-year forecast. Quantities in excess of the two-year forecast are considered impaired and not included in the inventory value. Sales of previously impaired protein and antibody inventory for the quarters ended September 30, 2007 and 2006 were not material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2007, increased $1.0 million (14.5%) from the same period of last year. Selling, general and administrative expenses are composed of the following (in thousands):
                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
Biotechnology                                        $  4,624   $  4,013
R&D Europe                                              2,262      2,020
Hematology                                                467        398
Corporate                                                 737        636
                                                     --------   --------
Total selling, general and administrative expenses   $  8,090   $  7,067
                                                     ========   ========

Biotechnology selling, general and administrative expenses increased $611,000 (15.2%) for the quarter ended September 30, 2007. The increase for the quarter was due to a $205,000 increase in profit sharing expense from the same prior-year quarter and R&D China selling, general and administrative expenses of $99,000 for the quarter ended September 30, 2007. The remainder of the increase was mainly the result of annual wage and salary increases and the hiring of two additional marketing and administrative personnel.

The increase in R&D Europe selling, general and administrative expenses of $242,000 (12.0%) for the quarter ended September 30, 2007 was primarily due to the change in exchange rates from the prior year used to convert from British pound sterling to U.S. dollars. In British pound sterling, R&D Europe selling, general and administrative expenses increased 3.7% for the quarter ended September 30, 2007.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):
                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
Biotechnology                                        $  5,002   $  4,675
Hematology                                                179        180
                                                     --------   --------
Total research and development expenses              $  5,181   $  4,855
                                                    ========   =======

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.
                                                        QUARTER ENDED
                                                     -------------------
                                                      9/30/07    9/30/06
                                                     --------   --------
Foreign currency (gains) losses                      $   (164)  $    147
Rental income                                             (67)      (299)
Real estate taxes, depreciation and utilities             544        510
Hemerus Medical, LLC losses                               131        127
Nephromics, LLC losses                                    125         --
                                                     --------   --------
Total other non-operating expense                    $    569   $    485
                                                     ========   ========

The Company currently holds an 18% equity interest in Hemerus Medical, LLC (Hemerus) and at September 30, 2007, the Company's net investment in Hemerus was $3.0 million. The Company accounts for its investment in Hemerus using the equity method of accounting because Hemerus is a limited liability company. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in that entity. Hemerus' success is dependent, in part, upon its ability to raise financing and to receiving Federal Drug Administration (FDA) clearance to market its products. If such financing or FDA clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics using the equity method of accounting because Nephromics is a limited liability company. At September 30, 2007, the Company's net investment in Nephromics was $6.6 million. The Company has financial exposure to any losses of Nephromics to the extent of its net investment in that entity.

Income Taxes

Income taxes for the quarters ended September 30, 2007 and 2006 were provided at rates of 33.6% and 33.9%, respectively, of consolidated earnings before income taxes. U.S. federal taxes have been reduced by the credit for research and development expenditures, the benefit for extraterritorial income through December 2006 and the manufacturer's deduction available under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2008 to range from approximately 33.5% to 34.5%.

Liquidity and Capital Resources

At September 30, 2007, cash and cash equivalents and available-for-sale investments were $279 million compared to $256 million at June 30, 2007. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $22.6 million from operating activities in the first quarter of fiscal 2008 compared to $19.4 million in the first quarter of fiscal 2007. The increase from the prior year was primarily due to an increase in net earnings in the current year of $3.4 million.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first quarter of fiscal 2008 and 2007 were $3.2 million and $1.9 million, respectively. Included in capital expenditures for the first quarter of fiscal 2008 and 2007 were $2.7 million and $1.6 million, respectively, for building renovation and construction. The remaining capital additions in the first quarter of fiscal 2008 and 2007 were for laboratory and computer equipment. Expenditures for laboratory and computer equipment in the remainder of fiscal 2008 are expected to be approximately $2.5 million. The Company is currently constructing additional laboratory space and renovating laboratory space at its Minneapolis facility. Additional construction costs are estimated at $1.0 million and are expected to be completed in fiscal 2008. These expenditures are expected to be financed through currently available funds and cash generated from operating activities.

During the quarter ended September 30, 2007, the Company purchased $19.2 million and had sales or maturities of $6.1 million of available-for-sale investments. During the quarter ended September 30, 2006, the Company purchased $4.3 million and had sales or maturities of $2.6 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC. The investment was financed through cash and equivalents on hand.

Cash Flows From Financing Activities

Cash of $2.3 million and $146,000 was received during the quarters ended September 30, 2007 and 2006, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $328,000 and $24,000 for the quarters ended September 30, 2007 and 2006, respectively.

In the first quarter of fiscal 2008 and 2007, the Company purchased 23,641 shares and 22,400 shares of common stock, respectively, for its employee stock bonus plans at a cost of $ 1.5 millions and $1.2 million, respectively.

The Company has never paid cash dividends and has no plans to do so in fiscal 2008.

Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2007. The application of certain of these policies require judgments and estimates that can affect the results of operations and financial position of the Company. Judgements and estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory valuation and allowances, impairment of goodwill, intangibles and other long-lived assets, accounting for investments and income taxes. There have been no significant changes in estimates in fiscal 2008 which would require disclosure. There have been no changes to the Company's policies in fiscal 2008.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. Effective July 1, 2007, the Company adopted FIN 48. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement permits entities to choose to measure certain financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 159.

Forward Looking Information and Cautionary Statements

This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act. Forward-looking statements include those regarding the Company's expectations as to target sales growth rates, compensation expense resulting from stock option expensing, the effective tax rate, the sufficiency of currently available funds for meeting the Company's needs and capital expenditures. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2007, the Company had a professionally managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $103 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro, the British pound sterling and the Chinese yuan to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary, European operations and Chinese subsidiary are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $2.0 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. and Chinese subsidiaries to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At September 30, 2007 and 2006, the Company had $3.2 million and $540,000, respectively, of dollar denominated intercompany debt at its U.K. subsidiary and at September 30, 2007, the Company had $119,000 dollar denominated intercompany debt at its Chinese subsidiary. At September 30, 2007 and 2006, the U.K. subsidiary had $481,000 and $345,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company's U.K. subsidiary recognized net foreign currency gains of 96,000 British pound sterling ($198,000) for the quarter ended September 30, 2007 and net foreign currency losses of 78,000 British pound sterling ($147,000) for the quarter ended September 30, 2006. The Company's Chinese subsidiary recognized net foreign currency loss of 255,000 Chinese yuan ($34,000) for the quarter ended September 30, 2007. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.

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




                        PART II. OTHER INFORMATION


                        ITEM 1 - LEGAL PROCEEDINGS

None.

                          ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2007.


   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2007:

                                         Total Number of  Maximum Approximate
                                         Shares Purchased Dollar Value of
                                         as Part of       Shares that May Yet
                 Total Number Average    Publicly         Be Purchased Under
                 Of Shares    Price Paid Announced Plans  the Plans or
Period           Purchased    Per Share  or Programs      Programs
--------------   ------------ ---------- ---------------- -------------------
7/1/07-7/31/07       0            --           0            $6.8 million
8/1/07-8/31/07       0            --           0            $6.8 million
9/1/07-9/30/07     23,641       $63.17         0            $6.8 million

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



                     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

             ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

a. The Annual Meeting of the Registrant's shareholders was held on Thursday, October 25, 2007.

b. A proposal to set the number of directors at eight was adopted by a vote of 37,741,059 in favor with 31,683 shares against, and 12,980 shares abstaining.

c. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and all such nominees were elected as follows:

     Nominee                                For           Withheld
    ----------------                    ----------        --------
    Thomas E. Oland                     37,553,591         232,135
    Roger C. Lucas                      37,360,051         425,675
    Howard V. O'Connell                 35,339,570       2,446,156
    G. Arthur Herbert                   37,243,798         541,928
    Randolph C. Steer                   37,229,939         555,787
    Robert V. Baumgartner               37,251,609         534,117
    Charles A. Dinarello                37,592,929         192,797
    Karen A. Holbrook                   37,589,407         196,319




                          ITEM 5 - OTHER INFORMATION


None.

                                ITEM 6 - EXHIBITS

See exhibit index following.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECHNE CORPORATION
                                      (Company)


Date:  November 8, 2007              /s/ Thomas E. Oland
                                     ----------------------------------
                                     President, Chief Executive Officer


       November 8, 2007              /s/ Gregory J. Melsen
                                     ----------------------------------
                                     Chief Financial Officer



                                 EXHIBIT INDEX
                                      TO
                                  FORM 10-Q

                                TECHNE CORPORATION

Exhibit #   Description
---------   -----------

31.1	    Section 302 Certification

31.2        Section 302 Certification

32.1	    Section 906 Certification

32.2	    Section 906 Certification