Form 10-Q
period 2007-12-31
TECHNE CORP /MN/
filed 2008-02-05
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                  FORM 10-Q


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2007, or


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

At February 4, 2008, 39,025,280 shares of the Company's Common Stock (par value $.01) were outstanding.

                           TECHNE CORPORATION
                               FORM 10-Q
                           DECEMBER 31, 2007

                                 INDEX
                                                                   PAGE NO.
                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

         Condensed Consolidated Balance Sheets as of
           December 31, 2007 and June 30, 2007                         3

         Condensed Consolidated Statements of Earnings for
           the Quarter and Six Months Ended December 31,
           2007 and 2006                                               4

         Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended December 31, 2007 and 2006             5

         Notes to Condensed Consolidated Financial Statements          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                  17

ITEM 4.  CONTROLS AND PROCEDURES                                      17

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            18

ITEN 1A. RISK FACTORS                                                 18

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
         OF PROCEEDS                                                  18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS              18

ITEM 5.  OTHER INFORMATION                                            18

ITEM 6.  EXHIBITS                                                     18

SIGNATURES                                                            19

                    PART I. FINANCIAL INFORMATION

                    ITEM 1 - FINANCIAL STATEMENTS

                 TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)
                             (unaudited)

                                                  12/31/07   6/30/07
                                                  --------  --------
ASSETS
  Cash and cash equivalents                       $148,657  $135,485
  Short-term available-for-sale investments         40,139    29,289
  Trade accounts receivable, net                    29,273    29,559
  Other receivables                                  1,465     1,407
  Inventories                                        9,409     8,757
  Deferred income taxes                              7,986     7,446
  Prepaid expenses                                     988       895
                                                  --------  --------
    Total current assets                           237,917   212,838
                                                  --------  --------

  Available-for-sale investments                    95,663    91,433
  Property and equipment, net                       94,478    91,535
  Goodwill, net                                     25,068    25,068
  Intangible assets, net                             4,529     5,099
  Deferred income taxes                              4,665     4,362
  Investments in unconsolidated entities            25,096    24,165
  Other assets                                         797       344
                                                  --------  --------
                                                  $488,213  $454,844
                                                  ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                          $  5,427  $  5,098
  Salaries, wages and related accruals               5,094     6,013
  Other accounts payable and accrued expenses        4,396     1,836
  Income taxes payable                               4,941     4,246
                                                  --------  --------
    Total current liabilities                       19,858    17,193

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and
    outstanding 39,208,553 and 39,455,677,
    respectively                                       392       395
  Additional paid-in capital                       114,641   109,993
  Retained earnings                                340,426   314,339
  Accumulated other comprehensive income            12,896    12,924
                                                  --------  --------
    Total stockholders' equity                     468,355   437,651
                                                  --------  --------
                                                  $488,213  $454,844
                                                  ========  ========

        See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)

                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
Net sales                             $ 62,142  $ 52,509  $120,129  $104,860
Cost of sales                           12,751    10,714    24,855    21,951
                                      --------  --------  --------  --------
Gross margin                            49,391    41,795    95,274    82,909
                                      --------  --------  --------  --------
Operating expenses:
  Selling, general and administrative   10,645     8,830    18,735    15,897
  Research and development               5,562     5,044    10,743     9,899
  Amortization of intangible assets        282       404       570       807
                                      --------  --------  --------  --------
     Total operating expenses           16,489    14,278    30,048    26,603
                                      --------  --------  --------  --------
Operating income                        32,902    27,517    65,226    56,306
                                      --------  --------  --------  --------
Other expense (income):
  Interest expense                          --       815        --     1,083
  Interest income                       (3,252)   (1,956)   (6,250)   (3,632)
  Other non-operating expense, net         573       428     1,142       913
                                      --------  --------  --------  --------
      Total other income                (2,679)     (713)   (5,108)   (1,636)
                                      --------  --------  --------  --------
Earnings before income taxes            35,581    28,230    70,334    57,942
Income taxes                            11,942     9,567    23,623    19,648
                                      --------  --------  --------  --------
Net earnings                          $ 23,639  $ 18,663  $ 46,711  $ 38,294
                                      ========  ========  ========  ========
Earnings per share:
 Basic                                $   0.60  $   0.47  $   1.18  $   0.97
 Diluted                              $   0.60  $   0.47  $   1.18  $   0.97

Weighted average common
  shares outstanding:
  Basic                                 39,395    39,387    39,442    39,383
  Diluted                               39,497    39,511    39,542    39,483

           See notes to condensed consolidated financial statements.

                         TECHNE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                      (unaudited)

                                                          SIX MONTHS ENDED
                                                         -----------------
                                                         12/31/07  12/30/06
                                                         --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $ 46,711  $ 38,294
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                           3,383     3,386
    Deferred income taxes                                    (844)     (551)
    Stock-based compensation expense                        1,586     1,229
    Excess tax benefit from stock option exercises           (400)     (108)
    Losses by equity method investees                         493       373
    Other                                                      42       110
    Change in operating assets and operating
     liabilities:
      Trade accounts and other receivables                    697     1,291
      Inventories                                            (971)     (290)
      Prepaid expenses                                        (93)       25
      Trade, other accounts payable and accrued expenses      324      (640)
      Salaries, wages and related accruals                    561       147
      Income taxes payable                                  1,172    (3,774)
                                                         --------  --------
        Net cash provided by operating activities          52,661    39,492
                                                         --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (5,747)   (3,807)
  Purchase of available-for-sale investments              (30,860)  (17,200)
  Proceeds from sales of available-for-sale investments    11,475     3,119
  Proceeds from maturities of available-for-sale
   investments                                              6,240     8,145
  Increase in other assets                                   (498)       --
  Increase in investments in unconsolidated entities       (1,423)   (7,200)
                                                         --------  --------
        Net cash used in investing activities             (20,813)  (16,943)
                                                         --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  2,585       530
  Excess tax benefit from stock option exercises              400       108
  Purchase of common stock for stock bonus plans           (1,494)   (1,222)
  Repurchase and retirement of common stock               (19,607)       --
  Payments on long-term debt                                   --   (13,427)
                                                         --------  --------
        Net cash used in financing activities             (18,116)  (14,011)
                                                         --------  --------

Effect of exchange rate changes on cash                      (560)    4,386
                                                         --------  --------
Net increase in cash and cash equivalents                  13,172    12,924
Cash and cash equivalents at beginning of period          135,485    89,634
                                                         --------  --------
Cash and cash equivalents at end of period               $148,657  $102,558
                                                         ========  ========

          See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION & SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A.   BASIS OF PRESENTATION:

The unaudited condensed consolidated financial statements of Techne Corporation and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                    12/31/07   6/30/07
                                                    --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                         $ 29,415  $ 29,700
    Less allowance for doubtful accounts                 142       141
                                                    --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                 $ 29,273  $ 29,559
                                                    ========  ========
INVENTORIES
  Raw materials                                     $  3,612  $  3,821
  Supplies                                               114       125
  Finished goods                                       5,683     4,811
                                                    --------  --------
      TOTAL INVENTORIES                             $  9,409  $  8,757
                                                    ========  ========
PROPERTY AND EQUIPMENT
  Land                                              $  4,214  $  4,214
  Buildings and improvements                         108,163   100,617
  Building construction in progress                       --     3,205
  Laboratory equipment                                21,793    20,657
  Office equipment                                     4,665     4,407
  Leasehold improvements                                 952       975
                                                    --------  --------
                                                     139,787   134,075
    Less accumulated depreciation and amortization    45,309    42,540
                                                    --------  --------
      NET PROPERTY AND EQUIPMENT                    $ 94,478  $ 91,535
                                                    ========  ========

                                                    12/31/07   6/30/07
                                                    --------  --------
INTANGIBLE ASSETS
  Customer relationships                            $ 20,200  $ 20,200
  Technology                                           4,213     4,213
  Trade names and trademarks                           1,396     1,396
  Supplier relationships                                  14        14
                                                    --------  --------
                                                      25,823    25,823
    Less accumulated amortization                     21,294    20,724
                                                    --------  --------
      NET INTANGIBLE ASSETS                         $  4,529  $  5,099
                                                    ========  ========
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments          $ 12,711  $ 13,400
  Unrealized gains (losses) on available-for-
    sale investments                                     185      (476)
                                                    --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME  $ 12,896  $ 12,924
                                                    ========  ========


B.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):

                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
Weighted average common shares
  outstanding-basic                     39,395    39,387    39,442    39,383
Dilutive effect of stock options
  and warrants                             102       124       100       100
                                      --------  --------  --------  --------
Weighted average common shares
  outstanding-diluted                   39,497    39,511    39,542    39,483
                                      ========  ========  ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 41,000 for both the quarter and six months ended December 31, 2007 and 7,000 and 37,000 for the quarter and six months ended December 31, 2006, respectively.


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

Following is financial information relating to the Company's operating segments (in thousands):

                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
External sales
  Biotechnology                       $ 39,143  $ 33,426  $ 78,024  $ 69,348
  R&D Systems Europe                    19,027    15,257    34,476    28,184
  Hematology                             3,972     3,826     7,629     7,328
                                      --------  --------  --------  --------
Total consolidated net sales          $ 62,142  $ 52,509  $120,129  $104,860
                                      ========  ========  ========  ========
Earnings before income taxes
  Biotechnology                       $ 27,074  $ 22,978  $ 54,441  $ 47,446
  R&D Systems Europe                     9,876     6,592    17,628    11,942
  Hematology                             1,140     1,145     2,010     2,052
  Corporate and equity method
    investees                           (2,509)   (2,485)   (3,745)   (3,498)
                                      --------  --------  --------  --------
Total earnings before income taxes    $ 35,581  $ 28,230  $ 70,334  $ 57,942
                                      ========  ========  ========  ========

D.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the six months ended December 31, 2007 was as follows:

                                          WEIGHTED   WEIGHTED
                                            AVG.       AVG.       AGGREGATE
                                 SHARES   EXERCISE  CONTRACTUAL   INTRINSIC
                               (in 000'S)   PRICE   LIFE (Yrs.)     VALUE
                               ---------- --------  ----------- -------------
Outstanding at June 30, 2007       423     $43.29
Granted                             38      65.88
Exercised                          (75)     35.07
Forfeited or expired                (1)     36.50
                                  ----
Outstanding at December 31, 2007   385     $47.13       5.6     $7.3 million
                                  ====

Exercisable at December 31, 2007   335     $45.36       5.5     $7.0 million
                                  ====

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
Dividend yield                              --        --        --        --
Expected annualized volatility              46%       47%   24%-46%   31%-47%
Risk free interest rate                    4.2%      4.7% 4.2%-4.6% 4.7%-5.1%
Expected life                          8 years   8 years   7 years   7 years
Weighted average fair value of
  options granted                       $37.12    $32.46    $35.75    $31.12

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

The total intrinsic value of options exercised during the quarter and six months ended December 31, 2007 was $107,000 and $2.0 million, respectively. The total intrinsic value of options exercised during the quarter and six months ended December 31, 2006 was $199,000 and $254,000, respectively.
Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during both the quarter and six months ended December 31, 2007 was $1.5 million. The total fair value of options vested during the quarter and six months ended December 31, 2006 was $1.3 million and $1.4 million, respectively.

Stock-based compensation cost of $1.4 million and $1.6 million was included in selling, general and administrative expense for the quarter and six months ended December 31, 2007, respectively. Stock-based compensation cost of $1.1 million and $1.2 million was included in selling, general and administrative expense for the quarter and six months ended December 31, 2006, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of December 31, 2007, there was $576,000 of total unrecognized compensation cost related to nonvested stock options that will be expensed over fiscal years 2008 through 2010.


E.	 COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):

                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
Net earnings                          $ 23,639  $ 18,663  $ 46,711  $ 38,294
  Other comprehensive income,
   net of tax:
    Foreign currency translation
     adjustments                        (2,906)    3,645      (689)    4,451
    Unrealized gain (loss) on
     available-for-sale investments        256       (55)      661       521
                                      --------  --------  --------  --------
Comprehensive income                  $ 20,989  $ 22,253  $ 46,683  $ 43,266
                                      ========  ========  ========  ========

F.  INCOME TAXES:

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 1, 2007.
The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings upon adoption. FIN 48 did not materially impact the consolidated financials statements for the quarter and six months ended
December 31, 2007.   At December 31, 2007, unrecognized tax benefits were
$154,000, including $55,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties were not material at December 31, 2007.

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota and California, and several jurisdictions outside the U.S. U.S. tax returns for 2004 and subsequent years remain open to examination by the tax authorities. The Company's major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to exam for 2004 and subsequent years and China which has calendar year 2007 open to exam.


G.  STOCK REPURCHASE:

In November 2007, the Board of Directors of the Company authorized the repurchase and retirement of $150 million of common stock. During the quarter ended December 31, 2007, the Company repurchased and retired approximately 321,000 shares of common stock for approximately $20.6 million. Included in other accounts payable at December 31, 2007 is $1.0 million for shares repurchased prior to December 31, 2007 which settled after that date.





         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

       Results of Operations for the Quarter and Six Months Ended December
        31, 2007 and the Quarter and Six Months Ended December 31, 2006


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

Overall Results

Consolidated net earnings increased 26.7% and 22.0% for the quarter and six months ended December 31, 2007, respectively, compared to the quarter and six months ended December 31, 2006. The primary reason for the increase in consolidated net earnings was increased consolidated net sales. Consolidated net sales for the quarter and six months ended December 31, 2007, increased 18.4% and 14.6%, respectively, from the same periods in the prior year. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert R&D Europe results from British pound sterling to U.S. dollars was $1.0 million and $2.1 million for the quarter and six months ended December 31, 2007, respectively. The favorable impact on consolidated net earnings of the change from the prior year in exchange rates was $339,000 and $742,000 for the quarter and six months ended December 31, 2007, respectively. The Company generated cash of $52.7 million from operating activities in the first six months of fiscal 2008, paid cash of $19.6 million for the repurchase of common stock in the first six months of fiscal 2008 and had cash, cash equivalents and available-for-sale investments of $284 million at December 31, 2007 compared to $256 million at June 30, 2007.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2007 were $62.1 million and $120.1 million, respectively, increases of $9.6 million (18.4%) and $15.3 million (14.6%) from the quarter and six months ended December 31, 2006. Biotechnology net sales increased $5.7 million (17.1%) and $8.7 million (12.5%), respectively, for the quarter and six months ended December 31, 2007. Approximately $1.6 million and $666,000 of the increase in biotechnology net sales for the quarter and six months ended December 31, 2007 was a result of increased volume and timing of shipments to diagnostic customers. The timing of shipments to diagnostic customer is not predictable and these sales increases are not necessarily indicative of future sales. Excluding sales to diagnostic customers, biotechnology net sales increased 12.9% and 12.3% for the quarter and six months ended December 31, 2007, respectively.

R&D Europe net sales increased $3.8 million (24.7%) and $6.3 million (22.3%) for the quarter and six months ended December 31, 2007. The effect of changes from the prior year in foreign currency exchange rates used to convert British pound sterling to U.S. dollars increased R&D Europe net sales approximately $1.0 million and $2.1 million for the quarter and six months ended December 31, 2007, respectively. In British pound sterling, R&D Europe net sales increased 18.5% and 14.8% for the quarter and six months ended December 31, 2007, respectively, mainly as a result of increased sales volume.

Hematology sales increase $147,000 (3.8%) and $301,000 (4.1%) for the quarter and six months ended December 31, 2007 as a result of increased sales volume.

The Company has target annual sales growth rates for each of its business segments. The target sales growth rates, which are based on historical sales growth, are 10%-12% for biotechnology, 7%-9% for R&D Europe (in constant currency) and 1%-2% for hematology. Based on the relative size of each segment, the consolidated target annual growth rate for fiscal 2008 is 8%-11% excluding the effect of changes in exchange rates. Due to the strong sales growth in the second quarter of fiscal 2008 and the Easter holiday falling in March 2008, the sales growth rate for the third quarter is expected to be below the second quarter growth rate.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
Biotechnology                            79.4%     80.8%     79.8%     80.2%
R&D Europe                               56.4%     52.0%     55.6%     52.1%
Hematology                               42.7%     43.9%     40.5%     42.1%
Consolidated gross margin                79.5%     79.6%     79.3%     79.1%

Consolidated gross margins, as a percentage of net sales, decreased slightly from 79.6% for the quarter ended December 31, 2006 to 79.5% for the quarter ended December 31, 2007 and increased slightly from 79.1% for the six months ended December 31, 2006 to 79.3% for the six months ended December 31, 2007. The decrease for the quarter was mainly the result of increased sales to diagnostic customers, which reduced biotechnology gross margins from 80.8% for the quarter ended December 31, 2006 to 79.4% for the quarter ended December 31, 2007. This decrease was partially offset by increased gross margins by R&D Europe for the quarter ended December 31, 2007 as a result of favorable exchange rates. The increase in gross margins for the six months ended December 31, 2007 as compared to the same prior-year period was a result of increased gross margins by R&D Europe as a result of favorable exchange rates and changes in sales mix as a result of higher sales growth in biotechnology and R&D Europe as compared to the sales growth in the lower margin hematology business.

The Company values its manufactured protein and antibody inventory based on a two-year forecast. Quantities in excess of the two-year forecast are considered impaired and are not included in the inventory value. Sales of previously impaired protein and antibody inventory for the quarter and six months ended December 31, 2007 and 2006 were not material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and six months ended December 31, 2007, increased $1.8 million (20.6%) and $2.8 million (17.9%), respectively, from the same periods of last year. Selling, general and administrative expenses are composed of the following (in thousands):

                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
Biotechnology                         $  5,534  $  4,664  $ 10,158  $  8,677
R&D Europe                               2,599     2,405     4,861     4,425
Hematology                                 487       439       954       837
Corporate                                2,025     1,322     2,762     1,958
                                      --------  --------  --------  --------
Total selling, general and
  administrative expenses             $ 10,645  $  8,830  $ 18,735  $ 15,897
                                      ========  ========  ========  ========

The increase from the comparable prior-year periods was the result of the following (in thousands):

                                                     QUARTER    SIX MONTHS
                                                     INCREASE    INCREASE
                                                     --------   ----------
Biotechnology:
  Additional profit sharing expense                    $  295       $  481
  China selling, general and administrative expense       144          244
R&D Europe:
  Change in exchange rates to convert British
    pounds to U.S dollars                                 116          283
Hematology:
  Additional profit sharing expense                        36           55
Corporate:
  Additional professional fees                            340          386
  Additional stock expense                                352          357

The increase in profit sharing expense for the quarter and six months ended December 31, 2007 was the result of the increased sales and earnings from the same prior-year periods. Operations in China were established in late fiscal
2007, resulting in increased expenses in fiscal 2008.   The increase in
professional fees and stock expense was due to additional legal fees and an increase in the number of stock options granted in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 as a result of expanding the Board of Directors by one member. The remainder of the increase in selling, general and administrative expenses for the quarter and six months ended December 31, 2007, was mainly the result of annual wage and salary increases and the hiring of additional marketing and administrative personnel.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):
                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
Biotechnology                         $  5,368  $  4,854  $ 10,370  $  9,529
Hematology                                 194       190       373       370
                                      --------  --------  --------  --------
Total research and development
  expenses                            $  5,562  $  5,044  $ 10,743  $  9,899
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

                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
Foreign currency (gains) losses       $   (153) $   (126) $   (317) $     21
Rental income                             (111)     (241)     (178)     (540)
Real estate taxes, depreciation
  and utilities                            600       549     1,144     1,059
Hemerus Medical, LLC losses                113       123       244       250
Nephromics, LLC losses                     124       123       249       123
                                      --------  --------  --------  --------
Total other non-operating expense     $    573    $  428  $  1,142  $    913
                                      ========  ========  ========  ========


The Company currently holds an 18% equity interest in Hemerus Medical, LLC (Hemerus) and at December 31, 2007, the Company's net investment in Hemerus was $2.9 million. The Company accounts for its investment in Hemerus using the equity method of accounting because Hemerus is a limited liability company. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in that entity. Hemerus' success is dependent, in part, upon its ability to raise financing and receiving Federal Drug Administration (FDA) clearance to market its products. If such financing or FDA clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics using the equity method of accounting because Nephromics is a limited liability company. At December 31, 2007, the Company's net investment in Nephromics was $6.5 million. The Company has financial exposure to any losses of Nephromics to the extent of its net investment in that entity.

Income Taxes

Income taxes for both the quarter and six months ended December 31, 2007 were provided at rates of 33.6% of consolidated earnings before income taxes compared to 33.9% of consolidated earnings before income taxes for both the quarter and six months ended December 31, 2006. U.S. federal taxes have been reduced by the credit for research and development expenditures, the benefit for extraterritorial income through December 2006 and the manufacturer's deduction available under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2008 to range from approximately 33.5% to 34.5%.

Liquidity and Capital Resources

At December 31, 2007, cash and cash equivalents and available-for-sale investments were $284 million compared to $256 million at June 30, 2007. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $52.7 million from operating activities in the first six months of fiscal 2008 compared to $39.5 million in the first six months of fiscal 2007. The increase from the prior year was primarily due to an increase in consolidated net earnings in the current year of $8.4 million and the change in consolidated income taxes payable during the six months ended December 31, 2007 compared to the same prior-year period. Income taxes payable increased during the six months ended December 31, 2007 mainly as a result of increased income taxes currently payable of $3.7 million and a reduction of $674,000 in deposits made from the same prior-year period.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2008 and 2007 were $5.7 million and $3.8 million, respectively. Included in capital expenditures for the first six months of fiscal 2008 and 2007 were $4.3 million and $2.4 million, respectively, for building renovation and construction. The remaining capital additions in the first six months of fiscal 2008 and 2007 were for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2008 are expected to be approximately $2.4 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the six months ended December 31, 2007, the Company purchased $30.9 million and had sales or maturities of $17.7 million of available-for-sale investments. During the six months ended December 31, 2006, the Company purchased $17.2 million and had sales or maturities of $11.3 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

In December 2007, the Company invested $1.4 million for a 19% interest in ACTGen, Inc., a development stage biotechnology company located in Japan. In September 2006, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC. The investments were financed through cash and equivalents on hand.

Cash Flows From Financing Activities

Cash of $2.6 million and $530,000 was received during the six months ended December 31, 2007 and 2006, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $400,000 and $108,000 for the six months ended December 31, 2007 and 2006, respectively.

During the first six months of fiscal 2008 and 2007, the Company purchased 23,641 shares and 22,400 shares of common stock, respectively, for its employee stock bonus plans at a cost of $1.5 millions and $1.2 million, respectively.

During the first six months of fiscal 2008, the Board of Directors authorized the Company, subject to market conditions and share price, to purchase an additional $150 million of its common stock. During the first six months of fiscal 2008, the Company purchased and retired approximately 321,000 shares of common stock at a market value of $20.6 million of which $19.6 was disbursed prior to December 31, 2007.

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

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS
No. 141R must be applied prospectively to business combinations consummated by the Company beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS No. 160 must be applied prospectively by the Company beginning in fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.

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

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $136 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro, the British pound sterling and the Chinese yuan to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary, European operations and Chinese subsidiary are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $2.2 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. and Chinese subsidiaries to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At December 31, 2007 and 2006, the Company had $3.6 million and $4.6 million, respectively, of dollar denominated intercompany debt at its U.K. subsidiary and at December 31, 2007, the Company had $391,000 dollar denominated intercompany debt at its Chinese subsidiary. At December 31, 2007 and 2006, the U.K. subsidiary had $532,000 and $506,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances.

The Company's subsidiaries recognized net foreign currency gains and (losses) as follows (in thousands):
                                         QUARTER ENDED     SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/07  12/31/06  12/31/07  12/31/06
                                      --------  --------  --------  --------
In Native Currency
------------------
R&D Europe (British pound)                  81        64       177       (14)
R&D China (Chinese yuan)                   (90)       --      (345)       --

In U.S. Dollars
------------------
R&D Europe                              $  165    $  126    $  363    $  (21)
R&D China                                  (12)       --       (46)       --
                                        ------    ------    ------    ------
                                        $  153    $  126    $  317    $  (21)
                                        ======    ======    ======    ======

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


     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2007:

                                         Total Number of  Maximum Approximate
                                         Shares Purchased Dollar Value of
                                         As Part of       Shares that May Yet
                 Total Number Average    Publicly         Be Purchased Under
                 Of Shares    Price Paid Announced Plans  the Plans or
Period           Purchased    Per Share  or Programs      Programs
---------------- ------------ ---------- ---------------- -------------------
10/1/07-10/31/07      0           --           0           $  6.8 million
11/1/07-11/30/07   246,184      $63.22      246,184        $141.2 million
12/1/07-12/31/07    75,141      $67.41       75,141        $136.2 million

In October 2002, the Company authorized the purchase and retirement of $20 million of its common stock of which $6.8 million remained at October 31, 2007. In November 2007, the Company authorized the repurchase and retirement of an additional $150 million of common stock. The stock repurchase authorization does not have an expiration date.


                     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


              ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 25, 2007 is contained in the Company's Form 10-Q for the quarter ended September 30, 2007, which is incorporated herein by reference.


                           ITEM 5 - OTHER INFORMATION


None.

                                ITEM 6 - EXHIBITS

See exhibit index following.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TECHNE CORPORATION
                                   (Company)

Date: February 5, 2008             /s/ Thomas E. Oland
                                   ---------------------------
                                   President, Chief Executive Officer

      February 5, 2008             /s/ Gregory J. Melsen
                                   ---------------------------
                                   Chief Financial Officer



                              EXHIBIT INDEX
                                   TO
                                FORM 10-Q

                           TECHNE CORPORATION

Exhibit #    Description
---------    -----------
   10.1      Employment agreement, dated January 30, 2008 with Marcel Veronneau

   31.1      Section 302 Certification

   31.2      Section 302 Certification

   32.1      Section 906 Certification

   32.2      Section 906 Certification