Form 10-Q
period 2008-03-31
TECHNE CORP /MN/
filed 2008-05-09
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                  FORM 10-Q

   (X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008, or


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer (X) Accelerated filer ( ) Non-accelerated filer ( ) Smaller reporting company ( )

Indicate by check mark whether the Registrant is a shell company (as defined
in Exchange Act Rule 12b-2). (   ) Yes    (X) No

At May 5, 2008, 38,641,599 shares of the Company's Common Stock (par value $.01) were outstanding.

                          TECHNE CORPORATION
                               FORM 10-Q
                            MARCH 31, 2008

                                INDEX

                                                                   PAGE NO.
                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

      Condensed Consolidated Balance Sheets as of
        March 31, 2008 and June 30, 2007                               3

      Condensed Consolidated Statements of Earnings for
        the Quarter and Nine Months Ended March 31, 2008 and 2007      4

      Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2008 and 2007                      5

      Notes to Condensed Consolidated Financial Statements             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    17

ITEM 4.  CONTROLS AND PROCEDURES                                       18

                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             19

ITEN 1A. RISK FACTORS                                                  19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS               19

ITEM 5.  OTHER INFORMATION                                             19

ITEM 6.  EXHIBITS                                                      19

SIGNATURES                                                             20

                         PART I. FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                     TECHNE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                    3/31/08   6/30/07
                                                   --------  --------
ASSETS
  Cash and cash equivalents                        $162,849  $135,485
  Short-term available-for-sale investments          42,947    29,289
  Trade accounts receivable, net                     32,798    29,559
  Other receivables                                   1,407     1,407
  Inventories                                        10,003     8,757
  Deferred income taxes                               8,236     7,446
  Prepaid expenses                                    1,121       895
                                                   --------  --------
   Total current assets                             259,361   212,838
                                                   --------  --------

  Available-for-sale investments                     75,097    91,433
  Property and equipment, net                        94,069    91,535
  Goodwill                                           25,068    25,068
  Intangible assets, net                              4,246     5,099
  Deferred income taxes                               4,366     4,362
  Investments in unconsolidated entities             25,052    24,165
  Other assets                                          851       344
                                                   --------  --------
                                                   $488,110  $454,844
                                                   ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                           $  4,852  $  5,098
  Salaries, wages and related accruals                5,977     6,013
  Other accounts payable and accrued expenses         3,077     1,836
  Income taxes payable                                6,256     4,246
                                                   --------  --------
    Total current liabilities                        20,162    17,193
                                                   --------  --------

  Common stock, par value $.01 per share;
   authorized 100,000,000; issued and outstanding
   38,772,452 and 39,455,677, respectively              388       395
  Additional paid-in capital                        114,781   109,993
  Retained earnings                                 341,362   314,339
  Accumulated other comprehensive income             11,417    12,924
                                                   --------  --------
   Total stockholders' equity                       467,948   437,651
                                                   --------  --------
                                                   $488,110  $454,844
                                                   ========  ========

         See notes to condensed consolidated financial statements.

                       TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                (unaudited)

                                         QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/08  3/31/07   3/31/08   3/31/07
                                       -------  -------  --------  --------
Net sales                              $69,522  $60,197  $189,651  $165,057
Cost of sales                           14,146   12,019    39,001    33,970
                                       -------  -------  --------  --------
Gross margin                            55,376   48,178   150,650   131,087
                                       -------  -------  --------  --------
Operating expenses:
  Selling, general and administrative    8,994    7,229    27,729    23,126
  Research and development               5,839    5,169    16,582    15,068
  Amortization of intangible assets        283      403       853     1,210
                                       -------  -------  --------  --------
     Total operating expenses           15,116   12,801    45,164    39,404
                                       -------  -------  --------  --------
Operating income                        40,260   35,377   105,486    91,683
                                       -------  -------  --------  --------
Other expense (income):
  Interest expense                          --       --        --     1,083
  Interest income                       (3,155)  (2,237)   (9,405)   (5,869)
  Other non-operating expense, net         423      767     1,565     1,680
                                       -------  -------  --------  --------
      Total other income                (2,732)  (1,470)   (7,840)   (3,106)
                                       -------  -------  --------  --------
Earnings before income taxes            42,992   36,847   113,326    94,789
Income taxes                            13,402   12,954    37,025    32,602
                                       -------  -------  --------  --------
Net earnings                           $29,590  $23,893  $ 76,301  $ 62,187
                                       =======  =======  ========  ========
Earnings per share:
 Basic                                 $  0.76  $  0.61  $   1.94  $   1.58
 Diluted                               $  0.76  $  0.60  $   1.94  $   1.57

Weighted average common
 shares outstanding:
  Basic                                 39,000   39,414    39,296    39,393
  Diluted                               39,108   39,543    39,396    39,498

            See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                         NINE MONTHS ENDED
                                                        -------------------
                                                         3/31/08    3/31/07
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                           $ 76,301   $ 62,187
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                           5,254      5,152
   Deferred income taxes                                    (795)      (328)
   Stock-based compensation expense                        1,663      1,467
   Excess tax benefit from stock option exercises           (409)      (329)
   Losses by equity method investees                         836        634
   Other                                                     224        126
   Change in operating assets and operating liabilities:
    Trade accounts and other receivables                  (2,557)    (5,110)
    Inventories                                           (1,565)      (645)
    Prepaid expenses                                        (220)      (226)
    Trade, other accounts payable and accrued expenses      (580)       321
    Salaries, wages and related accruals                   1,427        506
    Income taxes payable                                   2,491       (581)
                                                        --------   --------
    Net cash provided by operating activities             82,070     63,174
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                      (6,914)    (4,293)
 Purchase of available-for-sale investments              (42,880)   (34,195)
 Proceeds from sales of available-for-sale investments    25,055      4,244
 Proceeds from maturities of available-for-sale
  investments                                             18,898     13,485
 Increase in other assets                                   (608)        --
 Increase in investments in unconsolidated entities       (1,723)    (7,900)
                                                        --------   --------
    Net cash used in investing activities                 (8,172)   (28,659)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                  2,630      1,639
 Excess tax benefit from stock option exercises              409        329
 Purchase of common stock for stock bonus plans           (1,494)    (1,222)
 Repurchase and retirement of common stock               (47,807)        --
 Payments on long-term debt                                   --    (13,427)
                                                        --------   --------
    Net cash used in financing activities                (46,262)   (12,681)
                                                        --------   --------

Effect of exchange rate changes on cash                     (272)     4,808
Net increase in cash and cash equivalents                 27,364     26,642
Cash and cash equivalents at beginning of period         135,485     89,634
                                                        --------   --------
Cash and cash equivalents at end of period              $162,849   $116,276
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

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                       3/31/08   6/30/07
                                                      --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                           $ 33,067  $ 29,700
    Less allowance for doubtful accounts                   269       141
                                                      --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                   $ 32,798  $ 29,559
                                                      ========  ========
INVENTORIES
  Raw materials                                       $  3,834  $  3,821
  Supplies                                                 119       125
  Finished goods                                         6,050     4,811
                                                      --------  --------
      TOTAL INVENTORIES                               $ 10,003  $  8,757
                                                      ========  ========

PROPERTY AND EQUIPMENT
  Land                                                $  4,214  $  4,214
  Buildings and improvements                           108,435   100,617
  Building construction in progress                         --     3,205
  Laboratory equipment                                  22,597    20,657
  Office equipment                                       4,726     4,407
  Leasehold improvements                                   951       975
                                                      --------  --------
                                                       140,923   134,075
    Less accumulated depreciation and amortization      46,854    42,540
                                                      --------  --------
      NET PROPERTY AND EQUIPMENT                      $ 94,069  $ 91,535
                                                      ========  ========

                                                       3/31/08   6/30/07
                                                      --------  --------
INTANGIBLE ASSETS
  Customer relationships                              $ 20,200  $ 20,200
  Technology                                             4,213     4,213
  Trade names and trademarks                             1,396     1,396
                                                      --------  --------
                                                        25,809    25,809
    Less accumulated amortization                       21,563    20,710
                                                      --------  --------
      NET INTANGIBLE ASSETS                           $  4,246  $  5,099
                                                      ========  ========

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments            $ 13,271  $ 13,400
  Unrealized losses on available-for-sale investments   (1,854)     (476)
                                                      --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME    $ 11,417  $ 12,924
                                                      ========  ========


B.  INVESTMENTS IN AUCTION-RATE SECURITIES:

At June 30, 2007 and March 31, 2008, the Company held $18.7 million and $22.1 million par value, respectively, of investments in auction-rate securities, all of which are rated A or above and which consist of specifically identifiable tax-free municipal revenue bonds where the underlying credit can be specifically evaluated and rated. The Company classifies its auction-rate securities as long-term available-for-sale investments.

In mid-February 2008, market auctions, including several in the Company's auction-rate portfolio, began to fail due to insufficient buyers. The Company has determined that several of its investments in auction-rate securities are temporarily impaired and has reduced the value of its auction-rate investments to $19.6 million as of March 31, 2008. The $2.5 million reduction in value is reflected in accumulated other comprehensive income, a component of shareholders' equity. The Company continues to believe that it will ultimately recover all amounts invested in these securities. At April 30, 2008, the Company held $9.1 million of these securities, which are carried at $6.6 million.


C.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):

                                         QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/08  3/31/07   3/31/08   3/31/07
                                       -------  -------  --------  --------
Weighted average common shares
 outstanding-basic                      39,000   39,414    39,296    39,393
Dilutive effect of stock options
 and warrants                              108      129       100       105
                                       -------  -------  --------  --------
Weighted average common shares
  outstanding-diluted                   39,108   39,543    39,396    39,498
                                       =======  =======  ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 41,000 for both the quarter and nine months ended March 31, 2008 and 7,000 for both the quarter and nine months ended March 31, 2007, respectively.

D.  SEGMENT INFORMATION:

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

Following is financial information relating to the Company's operating segments (in thousands):

                                         QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/08  3/31/07   3/31/08   3/31/07
                                       -------  -------  --------  --------
External sales
  Biotechnology                        $45,090  $39,130  $123,114  $108,478
  R&D Systems Europe                    20,226   17,403    54,702    45,587
  Hematology                             4,206    3,664    11,835    10,992
                                       -------  -------  --------  --------
Total consolidated net sales           $69,522  $60,197  $189,651  $165,057
                                       =======  =======  ========  ========
Earnings before income taxes
  Biotechnology                        $32,246  $28,537  $ 86,687  $ 75,983
  R&D Systems Europe                    11,160    8,276    28,788    20,218
  Hematology                             1,175    1,061     3,185     3,113
  Corporate and equity method investees (1,589)  (1,027)   (5,334)   (4,525)
                                       -------  -------  --------  --------
Total earnings before income taxes     $42,992  $36,847  $113,326  $ 94,789
                                       =======  =======  ========  ========

E.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the nine months ended March 31, 2008 was as follows:

                                          WEIGHTED  WEIGHTED
                                          AVG.      AVG.         AGGREGATE
                                SHARES    EXERCIES  CONTRACTUAL  INTRINSIC
                              (in 000's)  PRICE     LIFE (Yrs.)  VALUE
                              ----------  --------  -----------  -----------
Outstanding at June 30, 2007       423     $43.29
Granted                             38     $65.88
Exercised                          (76)    $35.10
Forfeited or expired                (1)    $36.50
                                  ----
Outstanding at March 31, 2008      384     $47.16       5.4      $7.7 million
                                  ====

Exercisable at March 31, 2008      339     $45.56       5.3      $7.4 million
                                  ====

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                           QUARTER ENDED    NINE MONTHS ENDED
                                         ----------------  ------------------
                                         3/31/08  3/31/07   3/31/08   3/31/07
                                         -------  -------  --------  --------
Dividend yield                                --       --        --        --
Expected annualized volatility               N/A      47%   24%-46%   31%-47%
Risk free interest rate                      N/A     4.8% 4.2%-4.6% 4.7%-5.1%
Expected life                                N/A  8 years   7 years   7 years
Weighted average fair value of
 options granted                             N/A   $32.88    $35.75    $31.53

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

The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2008 was $37,000 and $2.1 million, respectively. The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2007 was $715,000 and $969,000, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during the quarter and nine months ended March 31, 2008 was $164,000 and $1.7 million, respectively. The total fair value of options vested during the quarter and nine months ended March 31, 2007 was $164,000 and $1.5 million, respectively.

Stock-based compensation cost of $77,000 and $1.7 million was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2008, respectively. Stock-based compensation cost of $238,000 and $1.5 million was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2007, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of March 31, 2008, there was $500,000 of total unrecognized compensation cost related to nonvested stock options that will be expensed over fiscal years 2008 through 2010.


F.  COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):

                                           QUARTER ENDED    NINE MONTHS ENDED
                                         ----------------  ------------------
                                         3/31/08  3/31/07   3/31/08   3/31/07
                                         -------  -------  --------  --------
Net earnings                             $29,590  $23,893  $ 76,301  $ 62,187
 Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments                               560      498      (129)    4,949
  Unrealized gain (loss) on
   available-for-sale investments         (2,039)      22    (1,378)      543
                                         -------  -------  --------  --------
Comprehensive income                     $28,111  $24,413  $ 74,794  $ 67,679
                                         =======  =======  ========  ========

G.  INCOME TAXES:

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 1, 2007. The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings upon adoption. FIN 48 did not materially impact the consolidated financials statements for the quarter and nine months ended
March 31, 2008.   At March 31, 2008, unrecognized tax benefits were $81,000, including $6,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties were not material at March 31, 2008.

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota, California and Massachusetts, and several jurisdictions outside the U.S.
U.S. tax returns for 2005 and subsequent years remain open to examination by the tax authorities. The Company's major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to exam for 2004 and subsequent years, and China, which has calendar year 2007 open to exam.


H.  STOCK REPURCHASE:

In November 2007, the Board of Directors of the Company authorized the repurchase and retirement of $150 million of common stock. During the nine months ended March 31, 2008, the Company repurchased and retired approximately 758,000 shares of common stock for approximately $49.3 million. Included in other accounts payable at March 31, 2008 is $1.5 million for shares repurchased prior to March 31, 2008 which settled after that date.


I.  SUBSEQUENT EVENT:

On April 17, 2008, the Company purchased the facility it had been leasing for its R&D Europe operations in Abingdon, England for approximately 4.1 million British pounds (approximately $8.2 million).




          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations for the Quarter and Nine Months Ended March 31, 2008
            and the Quarter and Nine Months Ended March 31, 2007

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

Overall Results

Consolidated net earnings increased 23.8% and 22.7% for the quarter and nine months ended March 31, 2008, respectively, compared to the quarter and nine months ended March 31, 2007. The primary reason for the increase in consolidated net earnings was increased consolidated net sales. Consolidated net sales for the quarter and nine months ended March 31, 2008, increased 15.5% and 14.9%, respectively, from the same periods in the prior year. Consolidated net sales were favorably affected by the strength of foreign currencies as compared to the U.S. dollar. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies into U.S. dollars was $1.8 million and $4.2 million for the quarter and nine months ended March 31, 2008, respectively. The favorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert foreign currencies (primarily British pound sterling and Euros) to U.S. dollars was $251,000 and $1.0 million for the quarter and nine months ended March 31, 2008, respectively. The Company generated cash of $82.1 million from operating activities in the first nine months of fiscal 2008, paid cash of $47.8 million for the repurchase of common stock in the first nine months of fiscal 2008 and had cash, cash equivalents and available-for-sale investments of $281 million at March 31, 2008 compared to $256 million at June 30, 2007.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2008 were $69.5 million and $189.7 million, respectively, increases of $9.3 million (15.5%) and $24.6 million (14.9%) from the quarter and nine months ended March 31, 2007. Biotechnology net sales increased $6.0 million (15.2%) and $14.6 million (13.5%), respectively, for the quarter and nine months ended March 31, 2008. Approximately $1.1 million and $1.8 million of the increase in biotechnology net sales for the quarter and nine months ended March 31, 2008 was a result of increased volume and timing of shipments to diagnostic customers. The timing of shipments to diagnostic customers is not predictable and these sales increases are not necessarily indicative of future sales. Excluding sales to diagnostic customers, biotechnology net sales increased 13.2% and 12.6% for the quarter and nine months ended March 31, 2008, respectively.

R&D Europe net sales increased $2.8 million (16.2%) and $9.1 million (20.0%) for the quarter and nine months ended March 31, 2008. R&D Europe's net sales increased 6.0% and 10.9% for the quarter and nine months ended March 31, 2008, respectively, when measured at currency rates in effect in the comparable prior periods, mainly as a result of increased sales volume.

Hematology sales increased $542,000 (14.8%) and $843,000 (7.7%) for the quarter and nine months ended March 31, 2008. The timing of shipments to OEM customers positively impacted Hematology sales results during the quarter ended March 31, 2008.

The Company has target annual sales growth rates for each of its business segments. The target sales growth rates, which are based on historical sales growth, are 10%-12% for biotechnology, 7%-9% for R&D Europe (in constant currency) and 1%-2% for hematology. Based on the relative size of each segment and current market conditions, the consolidated targeted annual growth rate is 8%-10%, excluding the effect of changes in exchange rates.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                         QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/08  3/31/07   3/31/08   3/31/07
                                       -------  -------  --------  --------
Biotechnology                            79.8%    80.4%     79.8%     80.3%
R&D Europe                               56.9%    53.8%     56.1%     52.8%
Hematology                               41.4%    43.1%     40.8%     42.4%
Consolidated gross margin                79.7%    80.0%     79.4%     79.4%

Consolidated gross margins, as a percentage of net sales, decreased slightly from 80.0% for the quarter ended March 31, 2007 to 79.7% for the quarter ended March 31, 2008. The decrease for the quarter was mainly the result of increased sales to diagnostic customers, which reduced biotechnology gross margins from 80.4% for the quarter ended March 31, 2007 to 79.8% for the quarter ended March 31, 2008. This decrease was partially offset by increased gross margins by R&D Europe for the quarter ended March 31, 2008 as a result of favorable exchange rates. Consolidated gross margins, as a percentage of net sales for the nine months ended March 31, 2008 were 79.4%, similar to the same prior-year period, with lower biotechnology margins offset by increased gross margins by R&D Europe as a result of favorable exchange rates and changes in sales mix as a result of higher sales growth in biotechnology and R&D Europe as compared to the sales growth in the lower margin hematology business.

The Company values its manufactured protein and antibody inventory based on a two-year forecast. Quantities in excess of the two-year forecast are considered impaired and are not included in the inventory value. Sales of previously impaired protein and antibody inventory for the quarter and nine months ended March 31, 2008 and 2007 were not material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2008, increased $1.8 million (24.4%) and $4.6 million (19.9%), respectively, from the same periods of last year. Selling, general and administrative expenses are composed of the following (in thousands):

                                         QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/08  3/31/07   3/31/08   3/31/07
                                       -------  -------  --------  --------
Biotechnology                          $ 5,257  $ 4,166  $ 15,415  $ 12,843
R&D Europe                               2,311    2,112     7,172     6,537
Hematology                                 489      431     1,443     1,268
Corporate                                  937      520     3,699     2,478
                                       -------  -------  --------  --------
Total selling, general and
  administrative expenses              $ 8,994  $ 7,229  $ 27,729  $ 23,126
                                       =======  =======  ========  ========

The increase from the comparable prior-year periods was primarily the result of the following (in thousands):

                                                   QUARTER
                                                   INCREASE    NINE MONTHS
                                                   (DECREASE)  INCREASE
                                                   ----------  -----------
Biotechnology:
 Profit sharing expense                                $  550      $ 1,031
 China selling, general and administrative expense        149          392
 Bad debt expense                                         124          124
R&D Europe:
 Change in exchange rates to convert British
  pounds to U.S dollars                                    27          310
Hematology:
 Profit sharing expense                                    70          125
Corporate:
 Legal fees                                               559          930
 Stock-based compensation expense                        (161)         196

The increase in profit sharing expense for the quarter and nine months ended March 31, 2008 was the result of the increased sales and earnings from the same prior-year periods. Operations in China were established in late fiscal
2007, resulting in increased expenses in fiscal 2008.   The increase in legal
fees for the quarter and nine months ended March 31, 2008 was due to on-going patent interference and infringement litigation. The increase in stock-based compensation expense for the nine months ended March 31, 2008, was due to an increase in the number of stock options granted in fiscal 2008 compared to fiscal 2007 as a result of expanding the Board of Directors by one member. The remainder of the increase in selling, general and administrative expenses for the quarter and nine months ended March 31, 2008, was mainly the result of annual wage and salary increases and the hiring of additional marketing and administrative personnel.

Research and Development Expenses

Research and development expenses are composed of the following (in thousands):

                                           QUARTER ENDED    NINE MONTHS ENDED
                                         ----------------  ------------------
                                         3/31/08  3/31/07   3/31/08   3/31/07
                                         -------  -------  --------  --------
Biotechnology                            $ 5,640  $ 4,971  $ 16,010  $ 14,500
Hematology                                   199      198       572       568
                                         -------  -------  --------  --------
Total research and development expenses  $ 5,839  $ 5,169  $ 16,582  $ 15,068
                                        =======  =======  ========  ========

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

                                         QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/08  3/31/07   3/31/08   3/31/07
                                       -------  -------  --------  --------
Foreign currency (gains) losses        $  (462) $    42  $   (779) $     63
Rental income                              (91)     (55)     (269)     (595)
Real estate taxes, depreciation
 and utilities                             633      519     1,777     1,578
Losses by equity method investees          343      261       836       634
                                       -------  -------  --------  --------
Total other non-operating expense      $   423  $   767  $  1,565  $  1,680
                                       =======  =======  ========  ========

In February 2008, the Company invested an additional $300,000 in Hemerus Medical, LLC (Hemerus). The Company currently holds a 19% equity interest in Hemerus and at March 31, 2008, the Company's net investment was $3.0 million. The Company accounts for its investment in Hemerus using the equity method of accounting because Hemerus is a limited liability company. The Company has financial exposure to the losses of Hemerus to the extent of its net investment in that entity. Hemerus' success is dependent, in part, upon its ability to raise financing and receiving Federal Drug Administration (FDA) clearance to market its products. If such financing or FDA clearance is not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics using the equity method of accounting because Nephromics is a limited liability company. At March 31, 2008, the Company's net investment in Nephromics was $6.4 million. The Company has financial exposure to any losses of Nephromics to the extent of its net investment in that entity.

In December 2007, the Company invested $1.4 million for a 19% interest in ACTGen, Inc., a development stage biotechnology company located in Japan. The Company has financial exposure to any losses of ACTGen, Inc. to the extent of its investment in that entity.

Income Taxes

Income taxes for the quarter and nine months ended March 31, 2008 were provided at rates of 31.2% and 32.7%, respectively, of consolidated earnings before income taxes compared to 35.2% and 34.4% for the quarter and nine months ended March 31, 2007, respectively. The income tax rates for the quarter and nine months ended March 31, 2008 decreased from the comparable prior-year periods primarily as a result of changes in state apportionment estimates. U.S. federal taxes have been reduced by the credit for research and development expenditures through December 2007, the benefit for extraterritorial income through December 2006 and the manufacturer's deduction available under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. Without significant business developments, the Company expects income tax rates for the remainder of fiscal 2008 to range from approximately 33.0% to 34.0%.

Liquidity and Capital Resources

At March 31, 2008, cash and cash equivalents and available-for-sale investments were $281 million compared to $256 million at June 30, 2007. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $82.1 million from operating activities in the first nine months of fiscal 2008 compared to $63.2 million in the first nine months of fiscal 2007. The increase from the prior year was primarily due to an increase in consolidated net earnings in the current year of $14.1 million and the changes in trade and other receivables and consolidated income taxes payable during the nine months ended March 31, 2008 compared to the same prior-year period. The increase in trade accounts and other receivables during the nine months ended March 31, 2008 of $2.5 million was less than the increase of $5.1 million for the comparable prior-year period as a result of the timing of accounts receivable collections. Income taxes payable increased during the nine months ended March 31, 2008 mainly as a result of increased income taxes currently payable of $5.2 million partially offset by increased tax deposits of $1.9 million from the same prior-year period.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal 2008 and 2007 were $6.9 million and $4.3 million, respectively. Included in capital expenditures for the first nine months of fiscal 2008 and 2007 were $4.6 million and $2.6 million, respectively, for building renovation and construction. The remaining capital additions in the first nine months of fiscal 2008 and 2007 were for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2008 are expected to be approximately $8.7 million, including approximately $8.2 million for the purchase of R&D Europe's facility in the U.K. Capital expenditures for the remainder of fiscal 2008 are expected to be financed through currently available funds and cash generated from operating activities.

During the nine months ended March 31, 2008, the Company purchased $42.9 million and had sales or maturities of $43.9 million of available-for-sale investments. During the nine months ended March 31, 2007, the Company purchased $34.2 million and had sales or maturities of $17.7 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

During the nine months ended March 31, 2008, the Company invested $300,000 in Hemerus and $1.4 million for a 19% interest in ACTGen, Inc., a development stage biotechnology company located in Japan. During the nine months ended March 31, 2007, the Company invested $700,000 in Hemerus and $7.2 million in Nephromics. The investments were financed through cash and cash equivalents on hand.

Cash Flows From Financing Activities

Cash of $2.6 million and $1.6 million was received during the nine months ended March 31, 2008 and 2007, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $409,000 and $329,000 for the nine months ended March 31, 2008 and 2007, respectively.

During the first nine months of fiscal 2008 and 2007, the Company purchased 23,641 shares and 22,400 shares of common stock, respectively, for its employee stock bonus plans at a cost of $1.5 million and $1.2 million, respectively.

During the first nine months of fiscal 2008, the Board of Directors authorized the Company, subject to market conditions and share price, to purchase an additional $150 million of its common stock. During the first nine months of fiscal 2008, the Company purchased and retired approximately 758,000 shares of common stock at a market value of $49.3 million of which $47.8 million was disbursed prior to March 31, 2008.

The Company has never paid cash dividends and has no plans to do so in fiscal 2008.

Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2007. The application of certain of these policies require judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory valuation and allowances, impairment of goodwill, intangibles and other long-lived assets, accounting for investments and income taxes. There have been no significant changes in estimates in fiscal 2008 which would require disclosure. There have been no changes to the Company's policies in fiscal 2008.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R must be applied prospectively to business combinations consummated by the Company beginning in fiscal 2010.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for the Company in fiscal 2009. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year as it relates to the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact of adopting SFAS No. 157.

Forward Looking Information and Cautionary Statements

This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act. Forward-looking statements include those regarding the Company's expectations as to target sales growth rates, the ability to recover amounts invested in auction-rate securities, compensation expense resulting from stock option expensing, the effective tax rate, plans not to pay cash dividends, the sufficiency of currently available funds for meeting the Company's needs and capital expenditures. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2008, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $118 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

At June 30, 2007 and March 31, 2008, the Company held $18.7 million and $22.1 million par value, respectively, of investments in auction-rate securities, all of which are rated A or above and which consist of specifically identifiable tax-free municipal revenue bonds where the underlying credit can be specifically evaluated and rated. The Company classifies its auction-rate securities as long-term available-for-sale investments.

In mid-February 2008, market auctions, including several in the Company's auction-rate portfolio, began to fail due to insufficient buyers. The Company has determined that several of its investments in auction-rate securities are temporarily impaired and has reduced the value of its auction-rate investments to $19.6 million as of March 31, 2008. The $2.5 million reduction in value is reflected in accumulated other comprehensive income, a component of shareholders' equity. The Company continues to believe that it will ultimately recover all amounts invested in these securities. At April 30, 2008, the Company held $9.1 million of these securities, which are carried at $6.6 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro (approximately 17% of consolidated net sales), the British pound sterling (approximately 8% of consolidated net sales) and the Chinese yuan (approximately 1% of consolidated net sales) to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary, European operations and Chinese subsidiary are translated into U.S. dollars for consolidation. At the current level of R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $2.5 million effect on consolidated operating income annually.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. and Chinese subsidiaries to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At March 31, 2008 and 2007, the Company had $4.0 million and $5.0 million, respectively, of dollar denominated intercompany debt at its U.K. subsidiary and at March 31, 2008, the Company had $542,000 dollar denominated intercompany debt at its Chinese subsidiary. At March 31, 2008 and 2007, the U.K. subsidiary had $459,000 and $732,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances.

The Company's subsidiaries recognized net foreign currency gains and (losses) as follows (in thousands):

                                         QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/08  3/31/07   3/31/08   3/31/07
                                       -------  -------  --------  --------
In Native Currency
R&D Europe (British pound)                 230      (21)      407       (36)
R&D China (Chinese yuan)                    34       --      (311)       --

In U.S. Dollars
R&D Europe                             $   457  $   (42) $    820  $    (63)
R&D China                                    5       --       (41)       --
                                       -------  -------  --------  --------
                                       $   462  $   (42) $    779  $    (63)
                                       =======  =======  ========  ========

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


     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2008:
                                         Total Number of  Maximum
                                         Shares Purchased Approximate Dollar
                                         As Part of       Value of Shares
                 Total Number Average    Publicly         that May Yet Be
                 Of Shares    Price Paid Announced Plans  Purchased Under the
    Period       Purchased    Per Share  or Programs      Plans or Programs
---------------- ------------ ---------- ---------------- -------------------
01/1/08-01/31/08   169,273      $63.65       169,273        $125.4 million
02/1/08-02/29/08    95,587      $67.32        95,587        $119.0 million
03/1/08-03/31/08   172,441      $66.39       172,441        $107.5 million

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

                                       TECHNE CORPORATION
                                       (Company)



Date:  May 9, 2008                      /s/ Thomas E. Oland
                                        ----------------------------------
                                        President, Chief Executive Officer

       May 9, 2008                      /s/ Gregory J. Melsen
                                        ----------------------------------
                                        Chief Financial Officer



                              EXHIBIT INDEX
                                   TO
                                FORM 10-Q

                             TECHNE CORPORATION

Exhibit #    Description
----------   --------------
31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification