Form 10-K
period 2008-06-30
TECHNE CORP /MN/
filed 2008-08-28
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC  20549

                                       FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2008

                                          OR

                ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ________to __________

                          Commission File Number:  000-17272

                                  TECHNE CORPORATION
                (Exact name of Registrant as specified in its charter)

      Minnesota                                                 41-1427402
 (State of Incorporation)                           (IRS Employer
Identification No.)

614 McKinley Place N.E., Minneapolis, MN                       55413-2610
(Address of principal executive offices)                       (Zip Code)

                 Registrant's telephone number:  (612) 379-8854

         Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $0.01 par value.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act.
Large accelerated filer      (X)       Accelerated filer       ( )
Non-accelerated filer        ( )       Small reporting company ( )

Indicate by check mark whether the Registrant is a shell company (as defined
in Exchange Act Rule 12b-2). ( ) Yes    (X) No

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on August 26, 2008 as reported on The Nasdaq Stock Market was approximately $2.4 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $0.01 par value Common Stock outstanding at August 26, 2008:
38,659,580.

                           DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.


                                 TABLE OF CONTENTS

                                                             	Page
PART I
  Item 1.   Business                                                 3

  Item 1A.  Risk Factors                                            10

  Item 1B.  Unresolved Staff Comments                               11

  Item 2.   Properties                                              12

  Item 3.   Legal Proceedings                                       12

  Item 4.   Submission of Matters to a Vote of Security Holders     13

            Supplemental Item--Executive Officers of the Company    13


PART II
  Item 5.   Market for the Company's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                              13

  Item 6.   Selected Financial Data                                 15

  Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           16

  Item 7A.  Quantitative and Qualitative Disclosures about
            Market Risk                                             24

  Item 8.   Financial Statements and Supplementary Data             25

  Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  41

  Item 9A.  Controls and Procedures                                 41

  Item 9B.  Other Information                                       41

PART III
  Item 10.  Directors, Executive Officers and Corporate Governance  42

  Item 11.  Executive Compensation                                  42

  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters              42

  Item 13.  Certain Relationships and Related Transactions, and
            Director Independence                                   42

  Item 14.  Principal Accountant Fees and Services                  43

PART IV
  Item 15.  Exhibits and Financial Statement Schedules              43

SIGNATURES

                                   PART I

                              ITEM 1.  BUSINESS

OVERVIEW

TECHNE Corporation was incorporated on July 17, 1981 in the state of Minnesota. TECHNE Corporation and Subsidiaries (the Company) are engaged in the development and manufacturing of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. The Company distributes biotechnology products in Europe through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe). R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. In late fiscal 2007, the Company established a subsidiary, R&D Systems China Co. Ltd. (R&D China), in Shanghai, China, to distribute biotechnology products throughout China. The Company began fulfilling orders for all third-party Chinese distributors from R&D China beginning in the first quarter of fiscal 2008.

R&D Systems acquired two subsidiaries effective July 1, 2005. Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents, was relocated to the Company's Minneapolis, Minnesota facility in the first quarter of fiscal 2006. On July 1, 2007, Fortron was merged into R&D Systems. The second subsidiary acquired on July 1, 2005, BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems and immunodiagnostic kits.

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


THE MARKET

The Company manufactures and sells products for the biotechnology research and clinical diagnostics market (cytokines, assays and related products) and the clinical diagnostics market (hematology controls and calibrators). In fiscal 2008, 2007 and 2006, net sales from the Company's biotechnology segment were 64%, 66% and 66%, respectively, of consolidated net sales. Net sales from the Company's R&D Europe segment were 30%, 27% and 26%, respectively, of consolidated net sales for same periods. The Company's hematology segment net sales were 6%, 7% and 8% of consolidated net sales for fiscal 2008, 2007 and 2006, respectively. Financial information relating to the Company's operating segments is included in Item 8 of this Annual Report on Form 10-K.


                  Biotechnology and R&D Europe Segments

The Company, through its biotechnology and R&D Europe segments, is the world's leading supplier of cytokines and cytokine-related reagents to the biotechnology research community. These valuable proteins are produced in minute amounts by different types of cells and can be isolated from these
cells or synthesized through recombinant DNA technology.   Currently nearly
all of the Company's cytokines are produced by recombinant DNA technology.

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

In recent years, the Company has added enzymes and intracellular cell
signaling reagents to its product portfolio.   Enzymes are biological
catalysts that accelerate a variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins. Many enzymes have the potential to serve as predictive biomarkers and therapeutic targets for a variety of diseases including cancer, Alzheimer's, arthritis, autoimmunity, diabetes, hypertension, obesity, AIDS and SARS.

The Company markets cytokine assay kits under the tradename Quantikine. These kits are used by researchers to quantify the level of a specific cytokine in biological fluids, such as serum, plasma, or urine. Cytokine quantification is an integral component of basic research as well as in the pharmaceutical discovery and development process.

The Company currently manufactures and sells in excess of 12,000 biotechnology products.

Biotechnology Products

Cytokines and Enzymes. Cytokines, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest purity. Enzymes and related factors including enzyme substrates and inhibitors are highly purified and characterized to ensure the highest biological activity.

Antibodies. Antibodies are proteins produced by the immune system of an animal that specifically recognize and bind to target molecules. The Company's polyclonal antibodies are produced in animals (primarily goats and sheep) and purified from the animals' blood. Monoclonal antibodies are made by immortalized cell lines derived from the antibody producing cells of a rodent. Monoclonal antibodies are secreted from these cell lines during cell culture and purified from the cell culture medium.

Assay Kits. This product line includes human and animal Quantikine kits which allow research scientists to quantify the amount of a specific analyte (cytokine, adhesion molecule, enzyme, etc.) in a sample of serum or other biological fluids.

Clinical Diagnostic Kits.  The Company has received Food and Drug
Administration (FDA) marketing clearance for its erythropoietin (EPO), transferrin receptor (TfR) and Beta2-microglobulin immunoassays for use as in vitro diagnostic kits.

Flow Cytometry Products. This product line includes fluorochrome labeled antibodies and Fluorokine kits, which are used to measure the presence or absence of cell surface receptors for specific cytokines by flow cytometry.

Intracellular Cell Signaling Products. This diverse product line provides reagents to study apoptosis (programmed cell death) and to elucidate signal transduction pathways within cells. Products include antibodies, phospho-specific antibodies, antibody protein arrays, active caspases, kinases, and phosphatases, and ELISA assays to quantitate and measure the activity of apoptotic and signaling molecules.


                                 Hematology Segment

Hematology controls and calibrators are products composed of the various cellular components of blood which have been stabilized. Proper diagnosis of many illnesses requires a thorough and accurate analysis of a patient's blood cells, which is usually done with automated or semi-automated hematology instruments. Controls and calibrators ensure that these instruments are performing accurately and reliably.

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

The Company offers a wide range of hematology controls and calibrators for both impedance and laser type cell counters. The Company believes its products have improved stability and versatility and a longer shelf life than most of those of its competitors. Hematology control products are also supplied for use as proficiency testing materials by laboratory certifying authorities of a number of states and countries.

Hematology Products

Whole Blood CBC Controls/Calibrators. The Company currently produces controls and calibrators for the following major brands of analyzers:
Abbott Diagnostics, Beckman Coulter, Siemens Healthcare Diagnostics, Horiba ABX and Sysmex.

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

Multi-Purpose Platelet Reference Controls. These products, Platelet-Trol II and Platelet-Trol Extended, are designed for use by automated and semi-automated analyzers which monitor platelet levels.

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by the Company. In fiscal 2008, 2007 and 2006, OEM contracts accounted for $7.0 million, $6.0 million and $5.8 million, respectively, or 3% of total consolidated net sales in each fiscal year.

PRODUCTS UNDER DEVELOPMENT

The Company is engaged in ongoing research and development in all of its major product lines: controls and calibrators (hematology) and cytokines, antibodies, assays and related products (biotechnology). The Company believes that its future success depends, to a large extent, on its ability to keep pace with changing technologies and markets. At the same time, the Company continues to examine its production processes to ensure high quality and maximum efficiency.

The Company is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. The Company also developed several new hematology control products in fiscal 2008 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

     Research expenses (in thousands):  Year Ended June 30,
                                       2008    2007    2006
                                     ------- ------- -------
     Biotechnology expenses          $21,632 $19,333 $18,114
     Hematology expenses                 762     749     711
                                     ------- ------- -------
                                     $22,394 $20,082 $18,825
                                     ======= ======= =======
     Percent of net sales               8.7%    9.0%    9.3%


INVESTMENTS

The Company has invested in the preferred stock of ChemoCentryx, Inc. (CCX). CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX. At July 1, 2005, the Company held a 19.9% interest in CCX. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. In April 2006, the Company made an additional $9.0 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into CCX preferred stock. In August 2006, the remainder of the note and accrued interest were converted into CCX preferred stock. The Company's equity interest in CCX after the August 2006 conversion was 19.3%. The Company's net investment in CCX at both June 30, 2008 and 2007 was $14.3 million.

In fiscal 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3.0 million. In fiscal 2008, 2007 and 2006, the Company invested an additional $300,000, $700,000 and $750,000, respectively, in Hemerus, increasing its ownership percentage to 19%. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Hemerus owns two patents, has several patent applications pending and has received FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus' filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. The Company's net investment in Hemerus was $2.9 million and $3.1 million at June 30, 2008 and 2007, respectively.

In fiscal 2007, the Company invested $7.2 million for an equity interest in Nephromics LLC (Nephromics). Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. The Company has a 16.8% equity interest in Nephromics. Its net investment in Nephromics was $6.2 million and $6.8 million at June 30, 2008 and 2007, respectively.

In December 2007, the Company invested $1.4 million for a 19% interest in ACTGen, a development stage biotechnology company located in Japan. ACTGen has intellectual property related to the identification and expression of molecules. The technology covers techniques to identify cellular molecules which are destined to be secreted into tissue fluids or shuttled to the cell membrane. Such molecules represent an ideal target as disease biomarkers. The Company's net investment in ACTGen was $1.3 million at June 30, 2008.


GOVERNMENT REGULATION

All manufacturers of hematology controls and calibrators are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of the Company's hematology control products are classified as "In Vitro Diagnostic Products" by the FDA. The entire hematology control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of the Company's hematology control operations and facilities. Hematology control manufacturing must comply with Quality System Regulations (QSR) as set forth in the FDA's regulations governing medical devices.

Three of the Company's immunoassay kits, EPO, TfR and Beta2-microglobulin, have FDA clearance to be sold for clinical diagnostic use. The Company must comply with QSR for the manufacture of these kits. Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance.

Some of the Company's research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, the Company is subject to regulation and inspection by the Minnesota Department of Health and has been granted license through August 2009. The license is renewable annually. The Company has had no difficulties in renewing this license in prior years and has no reason to believe it will not be renewed in the future. If, however, the license was not renewed, it would have minimal effect on the Company's business since there are other technologies the research groups could use to replace the use of radioisotopes.


AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company's hematology controls is whole blood. Human blood is purchased from commercial blood banks while porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens, the higher cost of these materials has not had a serious adverse effect on the Company's business. The Company does not perform its own pathogen testing as the supplier tests all human blood purchased. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.


PATENTS AND TRADEMARKS

R&D Systems owns patent protection for certain hematology controls. R&D Systems may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained. No assurance can be given that R&D Systems' products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. R&D Systems has not conducted a patent infringement study for each of its products. See Item 3 "Legal Proceedings" in this Annual Report on Form 10-K.

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to use patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2008, 2007 and 2006, total royalties expensed under these licenses were approximately $3.0 million, $2.6 million and $2.6 million, respectively.

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


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2008, 2007 or 2006.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2007. The majority of the Company's biotechnology products are shipped within one day of receipt of the customers' order. The majority of hematology products are shipped based on a preset, recurring schedule.


COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including Amersham Biosciences (GE Healthcare), BD Biosciences, EMD Biosciences, Inc., Invitrogen Corporation's BioSource Division, Millipore Corp., PeproTech, Inc., Santa Cruz Biotechnology, Inc., Sigma-Aldrich Co. and Thermo-Fisher Scientific. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Historically, most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors of R&D Systems' retail products are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Streck Laboratories, Inc., Siemens Healthcare Diagnostics and Sysmex,. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck Laboratories, Inc.

EMPLOYEES

Through its subsidiaries, the Company employed 666 full-time and 53 part-time employees as of June 30, 2008, as follows:

                                    Full-time Part-time
                                    --------- ---------
     R&D Systems                          598        34
     R&D Europe                            52        17
     BiosPacific                            6         0
     R&D China                             10         2
                                         ----      ----
                                          666        53
                                         ====      ====

Included in R&D Europe employees are 9 full-time and 3 part-time employees at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom, Germany and China had no material effect on the Company in fiscal 2008.


GEOGRAPHIC AREA FINANICAL INFORMATION

Following is financial information relating to geographic areas (in thousands):

                                         Year Ended June 30,
                                  2008         2007         2006
                                --------     --------     --------
Net sales
 United States                  $141,443     $127,695     $118,780
 Europe                           81,628       66,492       57,021
 Other areas                      34,349       29,295       26,816
                                --------     --------     --------
Total net sales                 $257,420     $223,482     $202,617
                                ========     ========     ========

                                           As of June 30,
                                  2008         2007         2006
                                --------     --------     --------
Long-lived assets
 United States                  $122,644     $121,132     $120,383
 Europe                            8,992          867          814
 Other areas                         112           47           --
                                --------     --------     --------
Total long-lived assets         $131,748     $122,046     $121,197
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

Our revenues are significantly dependent on sales to research scientists in the private and public sector, and a decrease in research spending could negatively impact our revenues.

  The Company's biotechnology products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Changes in spending on research by such companies and in the funding that such universities and institutions receive from government agencies, including the National Institutes of Health, affects the revenues and earnings of the Company. The Company carries essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly revenues and earnings.

We operate in rapidly changing and intensely competitive industries, and may not be able to keep pace with our competitors.

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

We are significantly dependent on sales made through foreign subsidiaries, and our revenues could be negatively impacted by changes in exchange rates.

  Approximately 31% of the Company's sales are made through its foreign subsidiaries, which make their sales in foreign currencies. The Company's revenues and earnings are, therefore, affected by fluctuations in currency exchange rates.

Our business is subject to governmental regulation, which may have the effect of delaying or impeding the release of certain of our products.

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

We are dependent on maintaining our intellectual property rights, and cannot guarantee that we will not be subject to intellectual property litigation in the future.

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

Our success will be dependent on recruiting and retaining highly qualified personnel, the loss of whom could adversely affect our operations.

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

We may incur losses as a result of our investments in other companies, the success of which is largely out of our control.

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

We may be unsuccessful in expanding into China and establishing adequate distribution channels for our products in China.

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

                            ITEM 2.  PROPERTIES

The Company owns the facilities that its R&D Systems subsidiary occupies in Minneapolis, Minnesota. The R&D Systems main complex includes approximately 500,000 square feet of administrative, research and manufacturing space in several adjoining buildings.

The Company owns two additional properties adjacent to its main complex. The Company has renovated the first property and is currently leasing or plans to lease approximately 70% of the 176,000 square foot building as retail and office space and use the remainder as warehouse and storage space. A portion of the second property is currently leased to third parties and the Company plans to continue to lease out the building until the space is needed for its own operations.

The Company owns approximately 649 acres of farmland, including buildings, in southeast Minnesota. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. The remaining property is used by the Company to house goats and sheep for polyclonal antibody production.

Rental income from the above properties was $404,000, $686,000 and $1.3 million in fiscal 2008, 2007 and 2006, respectively.

In April 2008, the Company purchased the 17,000 square foot facility it had been leasing for its R&D Europe operations in Abingdon, England for $8.3 million.

The Company leases the following facilities:

  Company              Location                  Type         Square Feet
----------  ------------------------------   ------------     -----------
R&D GmbH    Wiesbaden-Nordenstadt, Germany   Office space        2,300
BiosPacific Emeryville, California           Office space        3,500
R&D China   Shanghai, China                  Office/warehouse    4,500

During fiscal 2008, the Company paid rent on a 6,600 square foot building in Morrisville, North Carolina that had housed the operations of Fortron. These operations were transferred to Minneapolis in the first quarter of fiscal 2006. This lease agreement expired on October 31, 2007.

The Company believes the owned and leased property discussed above, are adequate to meet its occupancy needs in the foreseeable future.


                       ITEM 3.  LEGAL PROCEEDINGS

On June 29, 2006, Streck Laboratories, Inc. (Streck) filed a Complaint against the Company and its subsidiary, R&D Systems, in the United States District Court for the District of Nebraska. The Complaint alleges patent infringement involving certain patents issued to Streck relating to the addition of reticulocytes to hematology controls. The Company has reason to believe that R&D Systems and not Streck, first invented the inventions claimed in these patents and several other patents issued to Streck. An interference was declared by the U.S. Patent and Trademark Office on March 21, 2007 to determine priority of invention between a patent application filed by R&D and the Streck patents, including each of the patents involved in the lawsuit. The Company does not believe the resolution of the above proceedings will have a material impact on the Company's consolidated financial statements.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2008 fiscal year.

                       Executive Officers of the Company:

(a) The names, ages and positions of each executive officer of the Company are as follows:

Name              Age  Position                            Officer Since
---------------   ---  --------------------------------    -------------
Thomas E. Oland    67  Chairman of the Board,                   1985
                         President, Treasurer,
                         Chief Executive and Director

Marcel Veronneau   54  Vice President, Hematology               1995
                         Operations

Gregory J. Melsen  56  Vice President of Finance and            2004
                         Chief Financial Officer

The term of office of each executive officer is annual or until a successor is elected. There are no arrangements or understandings among any of the executive officers and any other person (not an officer or director acting as such) pursuant to which any of the executive officers was selected as an officer of the Company.

(b) The business experience of the executive officers during the past five years is as follows:

Thomas E. Oland has been Chairman of the Board, President, Treasurer and Chief Executive Officer of the Company since December 1985. Mr. Oland also served as Chief Financial Officer of the Company from December 1985 to December 2004.

Marcel Veronneau was appointed a Vice President of the Company in March 1995. Prior thereto, he served as Director of Operations for R&D Systems' Hematology Division since joining the Company in 1993.

Gregory J. Melsen joined the Company in December 2004 as Vice President of Finance and Chief Financial Officer. From 2002 to 2004, he served as Vice President and Chief Financial Officer of PLATO Learning, Inc., a publicly held provider of computer-based and e-learning educational software. From 1999 to 2001, he held the position of Vice President of Finance, Treasurer and Chief Financial Officer of American Medical Systems Holdings, Inc., a publicly traded medical device manufacturer. Previously, Mr. Melsen was employed by a public accounting firm for 19 years, including nine years as an audit partner.



                              PART II

      ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on The Nasdaq National Market under the symbol "TECH." The following table sets forth for the periods indicated the range of the closing price per share for the Company as reported by the Nasdaq National Market.
                           Fiscal 2008 Price      Fiscal 2007 Price
                             High    Low            High     Low
                            ------ ------          ------  ------
     1st Quarter            $66.38 $56.20          $52.08  $45.63
     2nd Quarter             69.90  61.66           56.75   51.09
     3rd Quarter             71.12  59.49           60.67   54.68
     4th Quarter             79.73  64.84           61.87   54.95

As of August 26, 2008, there were approximately 240 shareholders of record. As of August 26, 2008, there were over 60,000 beneficial shareholders of the Company's common stock. TECHNE Corporation has never paid cash dividends on its common stock, although its Board of Directors periodically considers the payment of cash dividends.

The following table sets forth the repurchases of Company Common Stock for the quarter ended June 30, 2008.

                                                          Maximum Approximate
                                                          Dollar Value
                                       Total Number of    of Shares
                                       Shares Purchased   that May Yet
               Total Number  Average   as Part of         Be Purchased
               Of Shares    Price Paid Publicly Announced Under the Plans
Period         Purchased    Per Share  Plans or Programs  or Programs
-------------- ------------ ---------- ------------------ -------------------
4/1/08-4/30/08      132,853    66.78         132,853         $98.6 million
5/1/08-5/31/08        7,362    73.56           7,362         $98.1 million
6/1/08-6/30/08            0       --               0         $98.1 million

In November 2007, the Company authorized a plan for the repurchase and retirement of up to $150 million of its common stock. The plan does not have an expiration date.

The following chart compares the cumulative total shareholder return on the Company's Common Stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2003 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

               COMPARISION OF CUMULATIVE FIVE YEAR TOTAL RETURN
                          INDEXED RETURNS

                                  Years Ending

Company / Index       June 2004 June 2005 June 2006 June 2007 June 2008
--------------------- --------- --------- --------- --------- ---------
Techne Corp              143.16    151.27    167.78    188.50    254.99
S&P Midcap 400           127.98    145.94    164.88    195.40    181.07
S&P 400 Biotechnology    112.82    105.89    107.89    113.18    146.70

                   ITEM 6.  SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share data)

                                 2008       2007  2006 (1)   2005     2004
                               --------  -------- -------- -------- --------
Income and Share Data:
 Net sales                     $257,420  $223,482 $202,617 $178,652 $161,257
 Gross margin(2)                  79.5%     79.1%    77.4%    79.4%    78.4%
 Selling, general and
  administrative expenses(2)      14.3%     13.9%    13.6%    13.7%    13.5%
 Research and development
  expenses(2)                      8.7%      9.0%     9.3%    10.3%    12.9%
 Operating income(2)              56.1%     55.6%    53.6%    54.7%    51.0%
 Earnings before income taxes(2)  59.8%     57.7%    54.9%    55.9%    51.2%
 Net earnings(2)                  40.2%     38.1%    36.2%    37.0%    32.8%
 Diluted earnings per share    $   2.64  $   2.15 $   1.85 $   1.62 $   1.27
 Average common and common
  equivalent shares--
  diluted (in thousands)         39,247    39,513   39,594   40,920   41,697
 Share price:
  High                         $  79.73  $  61.87 $  60.14 $  47.25 $  43.45
  Low                          $  56.20  $  45.63 $  46.40 $  33.11 $  28.11

Balance Sheet and Cash Flow
 Data as of June 30:
  Cash, cash equivalents
   and short-term available-
   for-sale investments        $206,345  $164,774 $108,846 $ 97,134 $ 93,735
  Receivables                    33,332    30,966   25,078   23,722   21,099
  Inventories                     9,515     8,757    9,024    7,758    7,457
  Working capital               238,194   195,645  131,856  120,965  114,606
  Total assets                  507,369   454,844  370,512  295,263  325,460
  Long-term debt, less
   current portion                   --        --   12,198   13,378   14,576
  Net cash provided by
   operating activities         115,317    90,503   85,589   74,433   65,553
  Capital expenditures           16,365     8,076    4,603   11,410    3,710

Financial Ratios:
 Return on average equity         22.4%     21.9%    24.1%    23.4%    19.8%
 Return on average assets         21.5%     20.6%    22.0%    21.3%    18.0%
 Current ratio                    12.77     12.38     8.34     9.63     9.52
 Price to earnings ratio(3)          29        27       28       28       34

Employee Data:
 Full-time employees                666       628      577      538      534

(1) The Company acquired Fortron Bio Science, Inc. and BiosPacific, Inc. on July 1, 2005.
(2)  As a percent of net sales.
(3) Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.

The Company has not declared any cash dividends in the past, although its Board of Directors periodically considers the payment of cash dividends.

            ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Overview

TECHNE Corporation and Subsidiaries (the Company) are engaged in the development and manufacturing of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. The Company distributes biotechnology products in Europe through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe). R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. In late fiscal 2007, the Company established a subsidiary, R&D Systems China Co. Ltd. (R&D China), in Shanghai, China, to distribute biotechnology products throughout China. The Company began fulfilling orders for all third-party Chinese distributors from R&D China in the first quarter of fiscal 2008.

R&D Systems acquired two subsidiaries effective July 1, 2005. Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents, was relocated to the Company's Minneapolis, Minnesota facility in the first quarter of fiscal 2006. On July 1, 2007, Fortron was merged into R&D Systems. The second subsidiary acquired on July 1, 2005, BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems and immunodiagnostic kits.

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

Overall Results

Consolidated net earnings increased 21.7% for fiscal 2008 as compared to fiscal 2007. Increased consolidated net sales was the primary reason for the improvement. Consolidated net sales increased 15.2% from fiscal 2007. The favorable impact on fiscal 2008 consolidated net earnings, as compared to fiscal 2007, from changes in exchange rates used to convert foreign currencies (primarily British pound sterling and euro) to U.S. dollars was $1.3 million.

Consolidated net earnings increased 16.0% for fiscal 2007 as compared to fiscal 2006. Increased consolidated net sales and higher gross margins were the primary reason for the improvement. Consolidated net sales increased 10.3% from fiscal 2006. The consolidated gross margin percentage increased from 77.4% of consolidated net sales in fiscal 2006 to 79.1% in fiscal 2007 partly due to less purchase accounting impact in fiscal 2007 related to inventory acquired from Fortron and BiosPacific. The favorable impact on fiscal 2007 consolidated net earnings, as compared to fiscal 2006, from changes in exchange rates used to convert foreign currencies (primarily British pound sterling) to U.S. dollars was $1.6 million.


Results of Operations

Net sales (in thousands):

                                 Year Ended June 30,
                               2008     2007     2006
                             -------- -------- --------
Biotechnology                $165,663 $146,614 $134,424
R&D Europe                     75,735   61,766   52,954
Hematology                     16,022   15,102   15,239
                             -------- -------- --------
                             $257,420 $223,482 $202,617
                             ======== ======== ========

Consolidated net sales for fiscal 2008 were $257.4 million, an increase of $33.9 million (15.2%) from fiscal 2007. Consolidated net sales were favorably affected by the strength of foreign currencies as compared to the U.S. dollar. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies into U.S. dollars was $6.4 million for fiscal 2008. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 12.3% for fiscal 2008.

Biotechnology net sales in fiscal 2008 increased $19.0 million (13.0%) from fiscal 2007. The majority of the biotechnology net sales increase was from increased sales volume, including shipments to diagnostic customers. Increased sales to diagnostic customers positively effected biotechnology net sales in fiscal 2008. Excluding sales to diagnostic customers, biotechnology net sales increased 12.4% for the fiscal year ended June 30, 2008 as compared to the prior fiscal year. Biotechnology net sales to international distributors, pharmaceutical/biotechnology customers and academic customers increased 14.5%, 10.0% and 7.7%, respectively, in fiscal 2008 from fiscal 2007. R&D Europe net sales increased $14.0 million (22.6%) in fiscal 2008. R&D Europe net sales increased 12.2% for fiscal 2008 when measured at currency rates in effect in fiscal 2007, mainly as a result of increased sales volume. Hematology net sales in fiscal 2008 increased $920,000 (6.1%) due to increased sales volume.

Consolidated net sales for fiscal 2007 were $223.5 million, an increase of $20.9 million (10.3%) from fiscal 2006. Consolidated net sales were favorably affected by the strength of foreign currencies as compared to the U.S. dollar. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies into U.S. dollars was $5.3 million for fiscal 2007. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 7.7% in fiscal 2007.

Biotechnology net sales in fiscal 2007 increased $12.2 million (9.1%) from fiscal 2006. Approximately $1.2 million of the increase in biotechnology net sales for fiscal 2007 was the result of price increases. The remainder of the biotechnology net sales increase was from increased sales volume with the greatest sales growth from pharmaceutical/biotechnology and academic customers. R&D Europe net sales increased $8.8 million (16.6%) in fiscal 2007. R&D Europe net sales increased 6.6% for fiscal 2007 when measured at currency rates in effect in fiscal 2006, mainly as a result of increased sales volume. Hematology net sales in fiscal 2007 decreased $137,000 (1.0%) due to decreased retail sales.

Gross margins, as a percentage of net sales, were as follows:

                                 Year Ended June 30,
                               2008     2007     2006
                             -------- -------- --------
Biotechnology                   79.7%    79.9%    78.3%
R&D Europe                      56.5%    52.9%    50.0%
Hematology                      41.0%    43.1%    43.6%
Consolidated                    79.5%    79.1%    77.4%

The improvement in consolidated gross margins for fiscal 2008 was the result of higher gross margins at R&D Europe due to favorable exchange rates between a weaker U.S. dollar and stronger British pound sterling and the result of higher sales growth in the Biotechnology Division as compared to the sales growth in the lower margin Hematology Division.

The biotechnology gross margin percentages for fiscal 2007 and 2006 were affected by purchase accounting related to inventory on hand at the acquisition date of Fortron and BiosPacific in fiscal 2006. Included in cost of sales for fiscal 2007 and 2006 were $455,000 and $1.7 million, respectively, related to inventory purchase accounting. The increase in R&D Europe's gross margin percentage in fiscal 2007 was mainly the result of favorable exchange rates between a weaker U.S. dollar and stronger British pound sterling.

Selling, general and administrative expenses increased $5.7 million (18.6%) and $3.4 million (12.2%) in fiscal 2008 and 2007, respectively. Selling, general and administrative expenses were as follows (in thousands):

                                 Year Ended June 30,
                               2008     2007     2006
                             -------- -------- --------
Biotechnology                 $20,981  $17,460  $15,442
R&D Europe                      9,667    8,756    7,784
Hematology                      2,003    1,690    1,625
Corporate                       4,064    3,059    2,753
                             -------- -------- --------
                              $36,715  $30,965  $27,604
                             ======== ======== ========

The increase from the comparable fiscal year was primarily the result of the following (in thousands):

                                     Increase/(Decrease)
                                       2008     2007
                                     -------- --------

Biotechnology:
 Profit sharing and bonus expense      $1,776   $  492
 China selling, general and
   administrative expense                 552       15
R&D Europe:
 Change in exchange rates to convert
   British pounds to U.S dollars          311      751
Hematology:
 Profit sharing and bonus expense         221       50
Corporate:
 Legal fees                               837      267
 Stock-based compensation expense         151      (53)


The increase in profit sharing and bonus expense for both fiscal years was the result of increased sales and earnings from the prior years. Operations in China were established in late fiscal 2007, resulting in increased expenses in fiscal 2008. The increase in legal fees in both fiscal years was due to on-going patent interference and infringement litigation. The increase in stock-based compensation expense in fiscal 2008 was due to an increase in the number of stock options granted in fiscal 2008 compared to fiscal 2007 as a result of expanding the Board of Directors by one member. The remainder of the increase in selling, general and administrative expenses for both fiscal years was mainly the result of annual wage and salary increases and the hiring of additional marketing and administrative personnel.

Research and development expenses increased $2.3 million (11.5%) and $1.3 million (6.7%) in fiscal 2008 and 2007, respectively, as compared to prior-year periods. The increases were primarily the result of the development of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division. Research and development expenses are composed of the following (in thousands):

                                 Year Ended June 30,
                               2008     2007     2006
                             -------- -------- --------
Biotechnology                 $21,632  $19,333  $18,114
Hematology                        762      749      711
                             -------- -------- --------
                              $22,394  $20,082  $18,825
                             ======== ======== ========

Amortization of intangible assets. Amortization expense was $1.1 million, $1.6 million and $2.0 million in fiscal 2008, 2007 and 2006, respectively, related mainly to technologies, trade names and customer relationships acquired as a result of the acquisitions in fiscal 2006 of BiosPacific and Fortron. Intangible assets are being amortized over lives of two to eight years.

Interest expense and income. Interest expense in fiscal 2007 and 2006 was $1.1 million and $1.0 million, respectively. Through October 2006, the Company had a floating interest rate mortgage note outstanding. Fiscal 2007 interest expense included $651,000 of prepayment penalty and $78,000 of unamortized loan origination fees. Interest income for fiscal 2008, 2007 and 2006 was $12.2 million, $8.4 million and $4.7 million, respectively. The increases from the prior years were due to higher cash and investment balances and increased interest rates.

Other non-operating expense (income) consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property, an other-than-temporary decline in market value of a marketable equity security and the Company's share of losses by equity method investees as follows (in thousands):

                                        Year Ended June 30,
                                     2008      2007      2006
                                   --------  --------  --------
Foreign currency losses (gains)    $  (807)  $     82  $    (30)
Rental income                         (404)      (686)   (1,286)
Real estate taxes, depreciation
 and utilities                       2,315      2,212     1,982
Impairment loss on marketable
 equity security                       400         --        --
Losses  by equity method investees   1,140        966       418
                                   --------  --------  --------
                                   $ 2,644    $ 2,574   $ 1,084
                                   ========  ========  ========

The Company has an investment in the common stock of Immunicon Corporation
(IMMC), a publicly-held company primarily focused on the development and sale of cancer diagnostic and research products and services. In June 2008, IMMC filed for relief under Chapter 11 of the U.S. Bankruptcy Code and announced the sale of substantially all of its assets. The Company determined that the reduction in market value of its investment in IMMC is other-than-temporary and wrote off its investment in fiscal 2008.

The Company has two equity method of accounting investments in limited liability corporations, Hemerus Medical, LLC (Hemerus) and Nephromics, LLC (Nephromics). See Cash flows from investing activities following.

Income taxes for fiscal 2008, 2007 and 2006 were provided at rates of approximately 32.7%, 34.0% and 34.0%, respectively, of consolidated earnings before income taxes. The fiscal 2008 consolidated tax rate was positively impacted by changes in state apportionment percentages. U.S. federal taxes have been reduced by the credit for research and development expenditures through December 2007, the benefit for extraterritorial income through December 2006 and the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe and R&D China operate. Without significant business developments, the Company expects income tax rates for fiscal 2009 to range from 33.0% to 34.0%.



                   QUARTERLY FINANCIAL INFORMATION (Unaudited)
                     (in thousands, except per share data)

                           Fiscal 2008                Fiscal 2007
              ------------------------------- -------------------------------
               First  Second   Third   Fourth  First   Second  Third   Fourth
                Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
              ------- ------- ------- ------- ------- ------- ------- -------
Net sales     $57,987 $62,142 $69,522 $67,769 $52,351 $52,509 $60,197 $58,425
Gross margin   45,883  49,391  55,376  53,881  41,114  41,795  48,178  45,728
Earnings
 before taxes  34,753  35,581  42,992  40,505  29,712  28,230  36,847  34,142
Income taxes   11,681  11,942  13,402  13,248  10,081   9,567  12,954  11,218
Net earnings   23,072  23,639  29,590  27,257  19,631  18,663  23,893  22,924
Basic earnings
 per share       0.58    0.60    0.76    0.70    0.50    0.47    0.61    0.58
Diluted earnings
 per  share      0.58    0.60    0.76    0.70    0.50    0.47    0.60    0.58

Liquidity and Capital Resources

Cash, cash equivalents and available-for-sale investments at June 30, 2008 were $293.7 million compared to $256.2 million at June 30, 2007. The Company has an unsecured line of credit of $750,000 available at June 30, 2008 which expires on October 31, 2008. The interest rate charged on the line of credit is a floating rate at the one month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line in the current or prior fiscal year.

Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash flows from operating activities. The Company generated cash from operations of $115.3 million, $90.5 million and $85.6 million in fiscal 2008, 2007 and 2006, respectively. The increase in cash generated from operating activities in fiscal 2008 as compared to fiscal 2007 was mainly the result of increased net earnings of $18.4 million. In addition, changes in operating assets and liabilities in fiscal 2008 positively impacted net cash from operating activities by $2.3 million compared to a negative impact in fiscal 2007 of $3.0 million as a result in changes in the timing of cash payments and receipts.

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

Cash flows from investing activities. Capital additions consist of the following (in thousands):


                                        Year Ended June 30,
                                     2008      2007      2006
                                   --------  --------  --------
Laboratory, manufacturing,
 and computer equipment            $  3,010  $  2,484  $  2,225
Construction/renovation               5,012     5,592     2,378
Property purchase                     8,343        --        --
                                   --------  --------  --------
                                   $ 16,365  $  8,076  $  4,603
                                   ========  ========  ========

In fiscal 2008, the Company purchased the facility it had been leasing for its R&D Europe operations in Abingdon, England for $8.3 million. The purchase was financed through available cash.

In fiscal 2006, the Company began construction of additional laboratory space at its Minneapolis facility. Included in fiscal 2008, 2007 and 2006 capital additions were approximately $4.3 million, $5.6 million and $1.5 million, respectively, related to this construction and the renovation of existing laboratory space. The additional construction in fiscal 2008 was for the build out of rental space for tenants. The additional construction in fiscal 2006 related mainly to additional facilities to house goats and sheep used in the production of antibodies. Construction was financed through available cash.

Capital additions for laboratory, manufacturing and computer equipment and space renovations planned for fiscal 2009 are expected to be approximately $6.7 million and are expected to be financed through currently available cash and cash generated from operations.

The Company's net purchases of available-for-sale investments in fiscal 2008, 2007 and 2006 were $8.6 million, $23.8 million and $36.8 million, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return with the lowest risk, while keeping funds accessible.

Additional investments in unconsolidated entities were as follows (in thousands):

                                        Year Ended June 30,
                                     2008      2007      2006
                                   --------  --------  --------
ACTGen, Inc.                       $  1,423  $     --  $     --
Hemerus                                 300       700       750
Nephromics                               --     7,200        --
ChemoCentryx, Inc.                       --        --     9,000
                                   --------  --------  --------
                                   $  1,723  $  7,900  $  9,750
                                   ========  ========  ========

In December 2007, the Company invested $1.4 million for a 19% interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company located in Japan. The Company's net investment in ACTGen at June 30, 2008 was $1.3 million.

In fiscal 2004, the Company purchased a 10% interest in Hemerus for $3 million. In fiscal 2008, 2007 and 2006, the Company invested an additional $300,000, $700,000 and $750,000, respectively, in Hemerus, increasing its ownership percentage to 19%. The Company's net investment in Hemerus at June 30, 2008 and 2007 was $2.9 million and $3.1 million, respectively. Hemerus' success is dependent on its ability to market its products and to obtain adequate financing. The Company has financial exposure to any losses of Hemerus to the extent of its net investment.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics. In March 2008, Nephromics issued additional membership units which reduced the Company's ownership percentage to 16.8%. At June 30, 2008 and 2007, the Company's net investment in Nephromics was $6.2 million and $6.8 million, respectively. The Company has financial exposure to any losses of Nephromics to the extent of its net investment.

In April 2006, the Company made an additional $9 million investment in ChemoCentryx, Inc. (CCX), a technology and drug development company, in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into shares of CCX preferred stock. In August 2006, the balance of the convertible note and accrued interest were converted into shares of CCX preferred stock and the Company's equity interest in CCX decreased to 19.3%. The Company's net investment in CCX at both June 30, 2008 and 2007 was $14.3 million.

All of the above investments were financed through cash and equivalents on hand.

The Company acquired Fortron and BiosPacific effective July 1, 2005 for an aggregate purchase price of $20 million. Cash acquired in the transactions was $413,000. The net acquisition cost of $19.6 million was financed through cash and equivalents on hand at July 1, 2005.

Cash flows from financing activities. The Company received $3.1 million, $2.7 million and $12.6 million for the exercise of options for 86,000, 78,000 and 739,000 shares of common stock in fiscal 2008, 2007 and 2006, respectively. The Company recognized excess tax benefits from stock option exercises of $524,000, $534,000 and $8.0 million in fiscal 2008, 2007 and 2006, respectively.

In fiscal 2008, 2007 and 2006, the Company purchased 23,641, 24,400 and 22,541 shares of common stock, respectively, for its employee Stock Bonus Plans at a cost of $1.5 million, $1.2 million and $1.3 million, respectively.

In fiscal 2008, the Board of Directors authorized the Company to purchase up to $150 million of its common stock. In fiscal 2008, the Company purchased and retired 899,000 shares of common stock at a market value of $58.7 million. In March 2005, the Company repurchased approximately 2.9 million shares of its common stock under an accelerated stock buyback ("ASB") transaction for an initial value of approximately $100 million ($34.45 per share). The ASB agreement was subject to a market price adjustment provision based upon the volume weighted average price during the nine-month period ending in December 2005. In December 2005, the Company settled the ASB agreement with a payment of $26.0 million using cash and equivalents on hand as of the settlement date.

In fiscal 2007, the Company paid off its mortgage debt. The total payment of $13.8 million included a prepayment penalty of $651,000 which is included in interest expense in the consolidated statement of earnings for fiscal 2007.

The Company has never paid cash dividends, although its Board of Directors periodically considers the payment of cash dividends.

Contractual Obligations

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2008 (in thousands):

                                             Payments Due by Period
                               Total     Less than 1 Year  1-3  Years
                              --------   ----------------  -----------
Operating leases              $    680        $    284       $    396
Minimum royalty payments           145             145             --
                              --------        --------       --------
                              $    825        $    429       $    396
                              ========        ========       ========

The Company has no contractual obligations under which payments are due after three or more years. The above table does not include any reserves for income taxes under the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, as the Company is unable to reasonably predict the ultimate amount or timing of settlement of any reserve for income taxes.

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

Valuation of available-for-sale investments. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values, other than for auction-rate securities, are based on quoted market prices. Fair market values of the Company's auction-rate securities, are based on an internal valuation model. In determining the fair market value of its auction-rate securities, the Company has made assumptions related to interest rates, credit worthiness of the issuer and the Company's ability and intent to hold the investments until recovery of fair value. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an "other-than-temporary" impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company's current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined.
Net unrealized losses on available-for-sale investments at June 30, 2008 were $2.5 million.

Valuation of inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. The establishment of a two-year forecast requires considerable judgment. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. Through March 31, 2006, due to changes in the Company's forecast, reserves for previously written off inventories may have been reversed in subsequent periods. Inventory reserves reversed through March 31, 2006 were not material to the Company's consolidated results of operations, consolidated financial position, assets or stockholders' equity as of and for each of the periods presented. Subsequent to March 31, 2006, the Company changed its policy and no longer reverses reserves on previously unvalued inventories. This change in valuation method did not have a material impact on the Company's fiscal 2008, 2007 and 2006 consolidated financial statements. The value of protein and antibody inventory reserved at June 30, 2008 was $16.0 million.

Valuation of goodwill. The Company is required to perform an annual review for impairment of goodwill in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill is considered to be impaired if it is determined that the carrying amount of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying amount of shared assets to the reporting units. The Company's annual assessment included comparison of the carrying amount of the net assets of the Company's biotechnology operations to its share of the Company's market capitalization at year end. A significant change in the Company's market capitalization or in the carrying amount of net assets of the biotechnology operations could result in an impairment charge in future periods. Goodwill at June 30, 2008 was $25.1 million.

Valuation of intangible and other long-lived assets. The Company reviews the carrying amount of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment requires the Company to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying amount exceeds the asset groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying amount exceeds its fair value would be expensed as an impairment loss. The net carrying amount of intangible assets at June 30, 2008 was $4.0 million. The net carrying amount of property and equipment was $101.7 million at June 30, 2008.

Valuation of investments. The Company has made equity investments in several start-up and early development stage companies, among them CCX, Hemerus, Nephromics and ACTGen. The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company's share in the equity of the investee and the Company's ability to exercise significant influence over the operating and financial policies of the investee. In determining which accounting treatment to apply, the Company must make judgments based upon the quantitative and qualitative aspects of the investment.

The Company periodically assesses its equity investments for impairment. Development stage companies, of the type the Company has invested in, are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or U.S. Food and Drug Administration (FDA) clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company's net investments at June 30, 2008 in CCX, Hemerus, Nephromics and ACTGen were $14.3 million, $2.9 million, $6.2 million and $1.3 million, respectively.

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


Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R must be applied prospectively to business combinations consummated by the Company beginning in fiscal 2010.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for the Company in fiscal 2009. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year as it relates to the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact of adopting SFAS No. 157 on its footnote disclosures.

Market Risk

At the end of fiscal 2008, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $126.7 million (see Note B of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

At June 30, 2008 and 2007, the Company held $8.7 million and $18.7 million par value, respectively, of investments in auction-rate securities. All of the securities are rated A or above and consist of specifically identifiable tax-free municipal revenue bonds where the underlying credit can be evaluated and rated. The Company classifies its auction-rate securities as long-term available-for-sale investments. In mid-February 2008, market auctions, including several in the Company's auction-rate portfolio, began to fail due to insufficient buyers. There is no evidence of a deterioration in the creditworthiness of the issuers of the securities in the Company's auction-rate portfolio. The Company has determined that several of its investments in auction-rate securities are temporarily impaired and has reduced the value of its auction-rate investments to $5.8 million as of June 30, 2008. Unrealized losses on available-for-sale investments, including the $2.9 million reduction in value of the Company's auction-rate investments, net of tax benefit, are reflected in accumulated other comprehensive income, a component of stockholders' equity. The Company continues to believe that it will ultimately recover all amounts invested in these securities.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rates. The Company is exposed to market risk from foreign exchange rate fluctuations of the British pound sterling, the euro and the Chinese yuan to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary and European operations and Chinese subsidiary are translated into U.S. dollars for consolidation. Month-end exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar were as follows:

                                        Year Ended June 30,
                                     2008      2007      2006
                                   --------  --------  --------
British pound:
 High                                $2.08     $2.00     $1.87
 Low                                  1.98      1.87      1.72
 Average                              2.01      1.95      1.78
Euro:
 High                                $1.58     $1.36     $1.28
 Low                                  1.36      1.27      1.18
 Average                              1.48      1.31      1.22
Chinese yuan:
 High                                $.146       N/A       N/A
 Low                                  .132       N/A       N/A
 Average                              .138       N/A       N/A


The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. and Chinese subsidiaries to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At June 30, 2008 and 2007, the Company had $3.5 million and $1.1 million, respectively, of dollar denominated intercompany debt at its U.K. subsidiary and at June 30, 2008, the Company had $1.1 million dollar denominated intercompany debt at its Chinese subsidiary. At June 30, 2008 and 2007, the U.K. subsidiary had $690,000 and $525,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances.

The Company's subsidiaries recognized net foreign currency transaction gains and (losses) as follows (in thousands):

                                          Year Ended June 30,
                                       2008      2007      2006
                                     --------  --------  --------
In native currency:
 R&D Europe (British pound sterling)      416       (42)       17
 R&D China (Chinese yuan)                (218)       --        --

In U.S. dollars:
 R&D Europe                           $   837   $   (82)  $    30
 R&D China                                (30)       --        --
                                     --------  --------  --------
                                      $   807   $   (82)  $    30
                                     ========  ========  ========

The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions.



           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK

See discussion under "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
TECHNE Corporation:

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008. We also have audited TECHNE Corporation's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TECHNE Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TECHNE Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In fiscal 2006, as disclosed in Note A to the consolidated financial statements, the Company adopted SFAS No. 123 (Revised), "Share-Based Payment" on July 1, 2005.

/s/ KPMG LLP

Minneapolis, Minnesota
August 27, 2008

                  CONSOLIDATED STATEMENTS OF EARNINGS
                  TECHNE Corporation and Subsidiaries
                 (in thousands, except per share data)

                                                 Year Ended June 30,
                                              2008      2007      2006
                                            --------  --------  --------
Net sales                                   $257,420  $223,482  $202,617
Cost of sales                                 52,889    46,667    45,718
                                            --------  --------  --------
Gross margin                                 204,531   176,815   156,899
                                            --------  --------  --------
Operating expenses:
  Selling, general and administrative         36,715    30,965    27,604
  Research and development                    22,394    20,082    18,825
  Amortization of intangible assets            1,135     1,614     1,967
                                            --------  --------  --------
    Total operating expenses                  60,244    52,661    48,396
                                            --------  --------  --------
Operating income                             144,287   124,154   108,503
                                            --------  --------  --------
Other expense (income):
  Interest expense                                --     1,083       964
  Interest income                            (12,188)   (8,434)   (4,708)
  Other non-operating expense, net             2,644     2,574     1,084
                                            --------  --------  --------
    Total other income                        (9,544)   (4,777)   (2,660)
                                            --------  --------  --------
Earnings before income taxes                 153,831   128,931   111,163
Income taxes                                  50,273    43,820    37,812
                                            --------  --------  --------
Net earnings                                $103,558  $ 85,111  $ 73,351
                                            ========  ========  ========
Earnings per share:
  Basic                                     $   2.65  $   2.16  $   1.88
  Diluted                                   $   2.64  $   2.15  $   1.85
Weighted average common shares outstanding:
  Basic                                       39,139    39,406    39,049
  Diluted                                     39,247    39,513    39,594

            See Notes to Consolidated Financial Statements.

                     CONSOLIDATED BALANCE SHEETS
                TECHNE Corporation and Subsidiaries
             (in thousands, except share and per share data)

                                                           June 30,
                                                        2008      2007
                                                      --------  --------
Assets
Current assets:
 Cash and cash equivalents                            $166,992  $135,485
 Short-term available-for-sale investments              39,353    29,289
 Trade accounts receivable, less allowance for
  doubtful accounts of $153 and $141, respectively      31,747    29,559
 Other receivables                                       1,585     1,407
 Inventories                                             9,515     8,757
 Deferred income taxes                                   8,433     7,446
 Prepaid expenses                                          808       895
                                                      --------  --------
    Total current assets                               258,433   212,838
Available-for-sale investments                          87,384    91,433
Property and equipment, net                            101,722    91,535
Goodwill                                                25,068    25,068
Intangible assets, net                                   3,964     5,099
Deferred income taxes                                    5,055     4,362
Investments in unconsolidated entities                  24,749    24,165
Other assets                                               994       344
                                                      --------  --------
                                                      $507,369  $454,844
                                                      ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable                               $  4,343  $  5,098
 Salaries, wages and related accruals                    8,584     6,013
 Other accounts payable and accrued expenses             1,768     1,836
 Income taxes payable                                    5,544     4,246
                                                      --------  --------
    Total current liabilities                           20,239    17,193
                                                      --------  --------
Commitments and contingencies (Note H)
Stockholders' equity:
 Undesignated capital stock, no par; authorized
  5,000,000 shares; none issued or outstanding              --        --
 Common stock, par value $.01 a share; authorized
  100,000,000 shares; issued and outstanding
  38,643,480 and 39,455,677 shares, respectively           386       395
 Additional paid-in capital                            115,408   109,993
 Retained earnings                                     359,208   314,339
 Accumulated other comprehensive income                 12,128    12,924
                                                      --------  --------
    Total stockholders' equity                         487,130   437,651
                                                      --------  --------
                                                      $507,369  $454,844
                                                      ========  ========

             See Notes to Consolidated Financial Statements.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME
                  TECHNE Corporation and Subsidiaries
                            (in thousands)

                                                                                 Accumulated
                                                                                 Other
                                                           Additional            Compre-
                                           Common  Stock   Paid-in     Retained  hensive
                                           Shares  Amount  Capital     Earnings  Income        Total
                                           ------  ------  ----------  --------  -----------  --------
Balances at June 30, 2005                  38,637  $  386  $ 81,904    $181,949  $ 3,630      $267,869
 Comprehensive income:
  Net earnings                                 --      --        --      73,351       --        73,351
  Other comprehensive income, net of tax:
   Foreign currency translation
    adjustments                                --      --        --          --    2,539         2,539
   Unrealized losses on available-for-
    sale investments                           --      --        --          --     (484)         (484)
                                                                                              --------
 Comprehensive income                                                                           75,406
 Common stock issued for exercise
  of options                                  742       8    12,633          --       --        12,641
 Surrender and retirement of stock
  to exercise options                          (2)     (0)       --         (91)      --           (91)
 Repurchase and retirement of
  common stock                                 --      --        --     (25,981)      --       (25,981)
 Stock-based compensation expense              --      --     1,628          --       --         1,628
 Tax benefit from exercise of
  stock options                                --      --     8,876          --       --         8,876
                                           ------  ------  --------    --------  -------      --------
Balances at June 30, 2006                  39,377     394   105,041     229,228    5,685       340,348
 Comprehensive income:
  Net earnings                                 --      --        --      85,111       --        85,111
  Other comprehensive income, net of tax:
   Foreign currency translation
    adjustments                                --      --        --          --    6,879         6,879
   Unrealized gains on available-for-
    sale investments                           --      --        --          --      360           360
                                                                                              --------
 Comprehensive income                                                                           92,350
 Common stock issued for exercise
  of options                                   81       1     2,850          --       --         2,851
 Surrender and retirement of stock
  to exercise options                          (2)     (0)     (111)         --       --          (111)
 Stock-based compensation expense              --      --     1,576          --       --         1,576
 Tax benefit from exercise of
  stock options                                --      --       637          --       --           637
                                           ------  ------  --------    --------  -------      --------
Balances at June 30, 2007                  39,456     395   109,993     314,339   12,924       437,651
 Comprehensive income:
  Net earnings                                 --      --        --     103,558       --       103,558
  Other comprehensive income:
   Foreign currency translation
    adjustments                                --      --        --          --      333           333
   Unrealized losses on available-for-
    sale investments (net of tax of $935)      --      --        --          --   (1,129)       (1,129)
                                                                                              --------
Comprehensive income                                                                           102,762
 Common stock issued for exercise
  of options                                   87       0     3,145          --       --         3,145
 Surrender and retirement of stock
  to exercise options                          (1)     (0)      (68)         --       --           (68)
 Repurchase and retirement of
  common stock                               (899)     (9)       --     (58,689)      --       (58,698)
 Stock-based compensation expense              --      --     1,727          --       --         1,727
 Tax benefit from exercise of
  stock options                                --      --       611          --       --           611
                                           ------  ------  --------    --------  -------      --------
Balances at June 30, 2008                  38,643  $  386  $115,408    $359,208  $12,128      $487,130
                                           ======  ======  ========    ========  =======      ========

             See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TECHNE Corporation and Subsidiaries
                              (in thousands)

                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------
Cash flows from operating activities:
 Net earnings                                 $103,558  $ 85,111  $ 73,351
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                  7,259     6,994     6,955
  Deferred income taxes                           (661)     (797)     (937)
  Stock-based compensation expense               1,727     1,576     1,628
  Excess tax benefit from stock
   option exercises                               (524)     (534)   (7,989)
  Impairment loss on available-for-
   sale investment                                 400        --        --
  Losses by equity method investees              1,140       966       418
  Other                                            208       168       129
 Change in operating assets and
  liabilities, net of acquisitions:
  Trade accounts and other receivables          (1,718)   (5,004)   (2,153)
  Inventories                                   (1,062)      205     1,111
  Prepaid expenses                                  96      (117)      169
  Trade, other accounts payable and
   accrued expenses                               (930)    1,380       253
  Salaries, wages and related accruals           4,036     2,055     1,554
  Income taxes payable                           1,788    (1,500)   11,100
                                              --------  --------  --------
    Net cash provided by operating activities  115,317    90,503    85,589

Cash flows from investing activities:
 Additions to property and equipment           (16,365)   (8,076)   (4,603)
 Purchase of available-for-sale investments    (77,582)  (49,405)  (94,985)
 Proceeds from maturities of available-for-
  sale investments                              27,968    17,515     8,150
 Proceeds from sale of available-for-
  sale investments                              41,000     8,074    50,058
 Increase in other long-term assets               (808)     (125)       --
 Acquisitions, net of cash acquired                 --        --   (19,587)
 Increase in investments in
  unconsolidated entities                       (1,723)   (7,900)   (9,750)
                                              --------  --------  --------
    Net cash used in investing activities      (27,510)  (39,917)  (70,717)

Cash flows from financing activities:
 Issuance of common stock                        3,077     2,740    12,550
 Excess tax benefit from stock
  option exercises                                 524       534     7,989
 Purchase of common stock for stock
  bonus plans                                   (1,494)   (1,222)   (1,292)
 Repurchase of common stock                    (58,698)       --   (25,981)
 Payments on long-term debt                         --   (13,427)   (1,189)
                                              --------  --------  --------
    Net cash used in financing activities      (56,591)  (11,375)   (7,923)
                                              --------  --------  --------
Effect of exchange rate changes on cash
 and cash equivalents                              291     6,640     2,341
                                              --------  --------  --------
Net increase in cash and cash equivalents       31,507    45,851     9,290
Cash and cash equivalents at
 beginning of year                             135,485    89,634    80,344
                                              --------  --------  --------
Cash and cash equivalents at end of year      $166,992  $135,485  $ 89,634
                                              ========  ========  ========

             See Notes to Consolidated Financial Statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   TECHNE Corporation and Subsidiaries
                Years Ended June 30, 2008, 2007 and 2006


A.  Description of business and summary of significant accounting policies:

Description of business: TECHNE Corporation and Subsidiaries (the Company) are engaged in the development and manufacturing of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiary, Research and Diagnostic (R&D) Systems, Inc. The Company distributes biotechnology products in Europe through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe). R&D Systems Europe Ltd. has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. In late fiscal 2007, the Company established a subsidiary, R&D Systems China Co. Ltd. (R&D China), in Shanghai, China, to distribute biotechnology products throughout China.

R&D Systems acquired two subsidiaries effective July 1, 2005. Fortron Bio Science, Inc. (Fortron), a developer and manufacturer of monoclonal and polyclonal antibodies, antigens and other biological reagents, was relocated to the Company's Minneapolis, Minnesota facility in the first quarter of fiscal 2006. On July 1, 2007, Fortron was merged into R&D Systems. The second subsidiary acquired on July 1, 2005, BiosPacific, Inc. (BiosPacific), located in Emeryville, California, is a worldwide supplier of biologics to manufacturers of in vitro diagnostic systems and immunodiagnostic kits.

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

Translation of foreign financial statements: Assets and liabilities of the Company's foreign operations are translated at year-end rates of exchange and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income on the consolidated balance sheets. Foreign statements of earnings are translated at the average rate of exchange for the year. Foreign currency transaction gains and losses are included in other non-operating expense (income) in the consolidated statement of earnings.

Revenue recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Payment terms for shipments to end-users are generally net 30 days. Payment terms for distributor shipments may range from 30 to 90 days. Products are shipped FOB shipping point. Freight charges billed to end-users are included in net sales and freight costs are included in cost of sales. Freight charges on shipments to distributors are paid directly by the distributor. Any claims for credit or return of goods must be made within 10 days of receipt. Revenues are reduced to reflect estimated credits and returns. Sales, use, value-added and other excise taxes are not included in revenue.

Research and development: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

Advertising costs: Advertising expenses (including production and communication costs) for fiscal 2008, 2007 and 2006 were $3.0 million, $2.8 million and $2.6 million, respectively. The Company expenses advertising expenses as incurred.

Income taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In June 2006, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. Effective July 1, 2007, the Company adopted FIN 48. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Adoption of FIN 48 did not impact the consolidated financials statements for the fiscal year ended June 30, 2008.

Financial instruments: The carrying values of cash and cash equivalents, receivables, accounts payable and other current liabilities approximate fair value. Marketable securities are carried at fair value.

Cash and equivalents: Cash and cash equivalents include cash on hand and highly-liquid investments with original maturities of three months or less.

Available-for-sale investments: Available-for-sale investments consist mainly of debt instruments with original maturities of generally three months to three years. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values, other than for auction-rate securities, are based on quoted market prices. Fair market values of the Company's auction-rate securities are based on an internal valuation model. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. If an "other-than-temporary" impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company's current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year usage forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory cost. Through March 31, 2006, due to changes in the Company's forecast, reserves for previously written off inventories may have been reversed in subsequent periods. Inventory reserves reversed through March 31, 2006 were not material to the Company's consolidated results of operations, consolidated financial position, assets or stockholders' equity as of and for each of the periods presented. Subsequent to March 31, 2006, the Company changed its policy and no longer writes up previously unvalued inventories. This change in valuation method did not have a material impact on the Company's fiscal 2008, 2007 and 2006 consolidated financial statements. Sales of previously impaired protein and antibody inventory for fiscal years 2008, 2007 and 2006 were not material. Manufacturing costs for proteins and antibodies charged directly to cost of sales were $8.6 million, $7.8 million and $7.9 million for fiscal 2008, 2007 and 2006 respectively.

Depreciation and amortization: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of five to forty years.

Goodwill and intangible assets: At June 30, 2008 the Company had recorded goodwill of $25.1 million. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2008. The Company's annual assessment included comparison of the carrying amount of the net assets of the Company's biotechnology operations to its share of the Company's market capitalization at year end. Other intangible assets are being amortized over their estimated useful lives.

Impairment of intangible and other long-lived assets: The Company reviews the carrying amount of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of asset groups subject to impairment analysis require the Company to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying amount exceeds the groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying amount exceeds its fair value would be expensed as an impairment loss. As of June 30, 2008, the Company has determined that no impairment exists.

Investments in unconsolidated entities: The Company has made equity investments in several start-up and early development stage companies, among them ChemoCentryx, Inc, (CCX), Hemerus Medical, LLC (Hemerus), Nephromics, LLC (Nephromics) and ACTGen, Inc. (ACTGen). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company's share in the equity of the investee and the Company's ability to exercise significant influence over the operating and financial policies of the investee.

Share-based compensation: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment. The Statement is a revision of SFAS No. 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.

The Company adopted SFAS No. 123R as of July 1, 2005 using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2008, 2007 and 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted subsequent to June 30, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Compensation expense related to stock options for the years ended June 30, 2008, 2007 and 2006 was $1.7 million, $1.6 million and $1.6 million, respectively.

B.  Available-for-sale investments:

At June 30, 2008 and 2007, the amortized cost and market value of the Company's available-for-sale securities by major security type were as follows (in thousands):

                                                  June 30,
                                            2008               2007
                                    ------------------  ------------------
                                      Cost     Market     Cost     Market
                                    --------  --------  --------  --------
State and municipal debt securities $120,155  $120,512  $102,073  $101,780
Auction-rate securities                8,675     5,775    18,725    18,725
Corporate security                       447       450        --        --
Marketable equity security                --        --       400       217
                                    --------  --------  --------  --------
                                     129,277   126,737   121,198   120,722
Net unrealized loss                   (2,540)       --      (476)       --
                                    --------  --------  --------  --------
                                    $126,737  $126,737  $120,722  $120,722
                                    ========  ========  ========  ========

Gross unrealized gains and losses on available-for-sale investments were $537,000 and $3.1 million, respectively at June 30, 2008. Gross unrealized gains and losses on available-for-sale investments were $12,000 and $488,000, respectively, at June 30, 2007.

Unrealized losses on the Company's investments in state and municipal debt securities were caused by interest rate increases. In mid-February 2008, market auctions, including several in the Company's auction-rate portfolio, began to fail due to insufficient buyers. The Company's investments in auction-rate securities are all rated A or above and consist of specifically identifiable tax-free municipal revenue bonds where the underlying credit can be specifically evaluated and rated. The Company has determined, based on an internal valuation model, that several of its investments in auction-rate securities are temporarily impaired as of June 30, 2008 and has reduced the value of its auction-rate investments to $5.8 million. The Company classifies its auction-rate securities as long-term available-for-sale investments.

Because the Company has the ability and intent to hold its available-for-sale investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008. The net unrealized loss on available-for-sale investments, net of tax benefit, is reflected in accumulated other comprehensive income, a component of stockholders' equity.

At June 30, 2008, the Company's investments in an unrealized loss position that have been determined to be temporarily impaired were as follows (in thousands):

                           Period of Unrealized Loss
                         Less Than         Greater Than
                         One Year            One Year            Total
                    ------------------ ------------------ -------------------
                    Fair    Unrealized  Fair   Unrealized  Fair    Unrealized
                    Value   Losses      Value  Losses      Value   Losses
                    ------- ---------- ------- ---------- -------- ----------
State and municipal
 debt securities    $20,204   $  170   $ 3,201   $     7   $23,405   $  177
Auction-rate
 securities           5,775    2,900        --        --     5,775    2,900
                    -------   ------   -------   -------   -------   ------
                    $25,979   $3,070   $ 3,201   $     7   $29,180   $3,077
                    =======   ======   =======   =======   =======   ======

Contractual maturities of available-for-sale investments are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

Year Ending June 30, 2008:
--------------------------
Due within one year      $ 39,353
Due after one year         87,384
                         --------
                         $126,737
                         ========

Proceeds from maturities or sales of available-for-sale securities were $69.0 million, $25.6 million and $58.2 million during fiscal 2008, 2007 and 2006, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

The Company's investment in marketable equity securities at June 30, 2007 consisted of an investment in the common stock of Immunicon Corporation
(IMMC), a publicly-held company primarily focused on the development and sale of cancer diagnostic and research products and services. In June 2008, IMMC filed for relief under Chapter 11 of the U.S. Bankruptcy Code and announced the sale of substantially all of its assets. The Company determined that the reduction in market value of its investment in IMMC is other-than-temporary and wrote off its investment as of June 30, 2008.


C.  Inventories:

Inventories consist of (in thousands):

                                         June 30,
                                      2008      2007
                                    --------  --------
Raw materials                       $  3,962  $  3,821
Finished goods                         5,430     4,811
Supplies                                 123       125
                                    --------  --------
                                    $  9,515  $  8,757
                                    ========  ========

At June 30, 2008 and 2007, the Company had $16.0 million and $13.9 million, respectively, of excess protein and antibody inventory on hand which was fully reserved.


D.  Property and equipment:

Property and equipment consist of (in thousands):

                                         June 30,
                                      2008      2007
                                    --------  --------
Cost:
 Land                               $  5,608  $  4,214
  Buildings and improvements         116,107   101,592
  Building construction in progress       --     3,205
  Laboratory equipment                22,826    20,657
  Office and computer equipment        4,856     4,407
                                    --------  --------
                                     149,397   134,075
Less accumulated depreciation
 and amortization                     47,675    42,540
                                    --------  --------
                                    $101,722  $ 91,535
                                    ========  ========

In April 2008, the Company purchased the facility it had been leasing for its R&D Europe operations in Abingdon, England for $8.3 million.


E.  Intangible assets:

Intangible assets consist of (in thousands):

                                                June 30,
                             Useful Life     2008      2007
                             -----------   --------  --------
Customer relationships         2-8 years   $ 20,200  $ 20,200
Technology                       8 years      4,213     4,213
Trade names                      5 years      1,396     1,396
                                           --------  --------
                                             25,809    25,809
Less accumulated amortization                21,845    20,710
                                           --------  --------
                                           $  3,964  $  5,099
                                           ========  ========

The estimated future amortization expense for intangible assets as of June 30, 2008 is as follows (in thousands):

Year Ending June 30:
--------------------
2009                 $  961
2010                    960
2011                    681
2012                    681
2013                    681
                     ------
                     $3,964
                     ======

F.  Investments in unconsolidated entities:

In December 2007, the Company invested $1.4 million for a 19% interest in ACTGen, a development stage biotechnology company located in Japan. ACTGen has intellectual property related to the identification and expression of molecules. The technology covers techniques to identify cellular molecules which are destined to be secreted into tissue fluids or shuttled to the cell membrane. Such molecules represent an ideal target as biomarkers. The Company's net investment in ACTGen was $1.3 million at June 30, 2008.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. In March 2008, Nephromics issued additional membership units which reduced the Company's ownership to 16.8%. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. The Company's net investment in Nephromics was $6.2 million and $6.8 million at June 30, 2008 and 2007, respectively.

In fiscal 2004, the Company purchased a 10% interest in Hemerus for $3 million. In fiscal 2008, 2007 and 2006, the Company invested an additional $300,000, $700,000 and $750,000, respectively, in Hemerus, increasing its ownership percentage to 19%. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Hemerus owns two patents and has several patent applications pending and has received FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus's filter technology in applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. The Company's net investment in Hemerus was $2.9 million and $3.1 million at June 30, 2008 and 2007, respectively.

The Company has invested in the preferred stock of CCX, a technology and drug development company. At July 1, 2005, the Company held a 19.9% equity interest in CCX. In April 2006, the Company made an additional $9 million investment in CCX in the form of a 5% convertible note subject to the limitation that the Company's holdings in CCX not exceed 19.9% of the outstanding voting shares. In June 2006, $4.3 million of the note was converted into CCX preferred stock. In August 2006, the remainder of the note and accrued interest were converted into CCX preferred stock. The Company's equity interest in CCX after the August 2006 conversion was 19.3%. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. The Company's net investment in CCX at both June 30, 2008 and 2007 was $14.3 million. In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined that because CCX is privately held, it is not practicable to estimate the fair value of its investment in CCX. The Company has not identified any events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

Except for the April 2006 CCX convertible note, the Company does not provide loans, guarantees or other financial assistance to Nephromics, Hemerus, CCX or ACTGen and has no obligation to provide additional funding.


G.  Debt:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2008. The line of credit expires on October 31, 2008. The interest rate charged on the line of credit is a floating rate at the one-month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line outstanding as of June 30, 2008 and 2007.

On October 31, 2006, the Company repaid its mortgage debt. The total payment of $13.8 million included the mortgage principal balance, accrued interest and a 5% prepayment penalty of $651,000. The prepayment penalty and $78,000 of unamortized loan origination fees are included in interest expense for fiscal 2007.

H.  Commitments and contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2008, aggregate net minimum rental commitments under noncancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
--------------------
2009                 $  284
2010                    220
2011                    176
                     ------
                     $  680
                     ======

Total rent expense was approximately $583,000, $762,000 and $710,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.


I.  Stockholders' equity:

Stock option plans: The Company has stock option plans (the Plans) which provide for the granting of stock options to employees (the TECHNE Corporation 1997 Incentive Stock Option Plan) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 Nonqualified Stock Option Plan). The Plans are administered by the Board of Directors, or a committee designated by the Board of Directors, which determines the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all Plans is ten years. The number of shares of common stock authorized to be issued and available for grant at June 30, 2008 are as follows (in thousands):
                                                Available
                                     Authorized for Grant
                                     ---------- ---------
1997 Incentive Stock Option Plan          3,200     2,351
1998 Nonqualified Stock Option Plan       1,600       888

Stock option activity, under the Plans for the three years ended June 30, 2008, consist of the following (shares in thousands):

                                     Weighted
                                     Average   Weighted Avg.  Aggregate
                                     Exercise  Contractual    Intrinsic
                             Shares  Price     Life (Yrs.)    Value
                             ------  --------  -------------  ---------
Outstanding at June 30, 2005  1,130  $  24.11
Granted                          43     53.95
Forfeited or expired            (10)    52.41
Exercised                      (742)    17.04
                             ------
Outstanding at June 30, 2006    421     38.89
Granted                          84     58.01
Forfeited or expired             (1)    65.00
Exercised                       (81)    35.32
                             ------
Outstanding at June 30, 2007    423     43.29
Granted                          37     65.88
Forfeited or expired             (1)    36.50
Exercised                       (87)    35.84
                             ------
Outstanding at June 30, 2008    372  $  47.36       5.20      $10.8 million
                             ======

Exercisable at June 30:
2006                            382  $  38.39
2007                            365     41.23
2008                            343     46.33       5.16      $10.3 million

The fair value of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------
Dividend yield                                      --        --        --
Expected volatility                            24%-46%   25%-47%   32%-53%
Risk-free interest rates                     4.2%-4.6% 4.5%-5.1% 4.0%-5.1%
Expected lives                                 7 years   6 years   6 years

The Company has not paid cash dividends, therefore an expected dividend yield of zero was used to estimate fair value of options granted. The expected annualized volatility is based on the Company's historical stock price over a period equivalent to the expected life of the option granted. The risk-free interest rate is based on U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value.

The weighted average fair value of options granted during fiscal 2008, 2007 and 2006 was $35.75, $24.18 and $28.07, respectively. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 were $2.5 million, $1.9 million and $28.6 million, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during fiscal 2008, 2007 and 2006 were $2.0 million, $1.8 million and $1.9 million, respectively.

Stock-based compensation cost of $1.7 million, $1.6 million and $1.6 million was included in selling, general and administrative expense in fiscal 2008, 2007 and 2006, respectively. As of June 30, 2008, there was $436,000 of total unrecognized compensation cost related to nonvested stock options which will be expensed in fiscal years 2009 and 2010.

Stock repurchase: In fiscal 2008, the Company repurchased approximately 899,000 shares of its common stock at a market value of $58.7 million pursuant to stock purchase plans authorized by the Board of Directors.

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


J.  Income taxes:

The provisions for income taxes consist of the following (in thousands):

                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------
Earnings before income taxes consist of:
 Domestic                                     $113,310  $101,154  $ 90,011
 Foreign                                        40,521    27,777    21,152
                                              --------  --------  --------
                                              $153,831  $128,931  $111,163
                                              ========  ========  ========
Taxes on income consist of:
 Currently payable:
  Federal                                     $ 36,602  $ 32,244  $ 29,564
  State                                          2,186     3,741     2,382
  Foreign                                       12,146     8,632     6,803
 Net deferred:
  Federal                                         (719)     (594)     (912)
  State                                             40      (217)      (66)
  Foreign                                           18        14        41
                                              --------  --------  --------
                                              $ 50,273  $ 43,820  $ 37,812
                                              ========  ========  ========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------
Computed expected federal income tax expense  $ 53,841  $ 45,126  $ 38,907
State income taxes, net of federal benefit       1,298     2,380     1,527
Extraterritorial income tax benefit                 --      (454)   (1,008)
Research and development tax credit               (310)     (265)      (91)
Qualified production activity deduction         (2,260)   (1,029)     (879)
Tax-exempt interest                             (1,687)   (1,270)     (671)
Decrease in deferred tax valuation allowance      (171)     (109)      (99)
Other                                             (438)     (559)      126
                                              --------  --------  --------
                                              $ 50,273  $ 43,820  $ 37,812
                                              ========  ========  ========

Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows (in thousands):

                                             June 30,
                                          2008      2007
                                        --------  --------
Inventory reserves                      $  5,954  $  5,216
Inventory costs capitalized                1,558     1,405
Unrealized profit on intercompany sales      761       692
Intangible asset amortization              2,300     3,651
Depreciation                               1,998     1,582
Excess tax basis in equity investments     3,091     2,942
Foreign tax credit carryforward               56       376
Deferred compensation                      1,493     1,010
Unrealized losses on available-for-
 sale investments                            935        --
Other                                        501       332
Valuation allowance                       (3,147)   (3,318)
                                        --------  --------
  Net deferred tax assets                 15,500    13,888
Intangible asset amortization             (1,038)   (1,162)
Other                                       (974)     (918)
  Deferred tax liabilities                (2,012)   (2,080)
                                        --------  --------
  Net deferred tax assets               $ 13,488  $ 11,808
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

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $113.6 million as of June 30, 2008. Deferred taxes have not been provided on such undistributed earnings, as it is the Company's intent to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings upon adoption. The total amount of gross unrecognized tax benefits as of the date of adoption was $143,000 of which $47,000, if recognized, would affect the Company's effective tax rate. A reconciliation of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits as of July 1, 2007      $143
Gross increases:
  Current year tax positions                              20
Gross decreases:
 Prior year tax positions (tax paid)                     (64)
 Statute of limitation lapses                             (7)
                                                        ----
Gross unrecognized tax benefits as of June 30, 2008     $ 92
                                                        ====

The gross unrecognized tax benefit balance as of June 30, 2008 of $92,000 includes $7,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties were not material at June 30, 2008.

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota, Massachusetts and California, and several jurisdictions outside the U.S. U.S. tax returns for 2005 and subsequent years remain open to examination by the tax authorities. The Company's major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to examination for 2004 and subsequent years, and China which has calendar year 2008 open to examination.

K.  Earnings per share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------
Net earnings used for basic and diluted
 earnings per share                           $103,558  $ 85,111  $ 73,351
                                              ========  ========  ========

Weighted average shares used in
 basic computation                              39,139    39,406    39,049
Dilutive effect of forward contract                 --        --       250
Dilutive stock options and warrants                108       107       295
                                              --------  --------  --------
Weighted average shares used in
 diluted computation                            39,247    39,513    39,594
                                              ========  ========  ========

Basic EPS                                     $   2.65  $   2.16  $   1.88

Diluted EPS                                   $   2.64  $    2.15 $   1.85

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation were 39,000, 13,000 and 7,000 at June 30, 2008, 2007 and 2006, respectively.


L.  Segment information:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, Fortron (through June 30, 2007 when it was merged into R&D Systems' Biotechnology Division), BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Systems Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide. No customer accounted for more than 10% of the Company's net sales for the years ended June 30, 2008, 2007 and 2006.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):

                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------
External sales
 Biotechnology                                $165,663  $146,614  $134,424
 R&D Systems Europe                             75,735    61,766    52,954
 Hematology                                     16,022    15,102    15,239
                                              --------  --------  --------
Total consolidated net sales                  $257,420  $223,482  $202,617
                                              ========  ========  ========
Earnings before taxes
 Biotechnology                                $115,856  $102,398  $ 89,687
 R&D Systems Europe                             39,893    27,792    21,152
 Hematology                                      4,258     4,498     4,506
 Corporate and other                            (6,176)   (5,757)   (4,182)
                                              --------  --------  --------
Total earnings before taxes                   $153,831  $128,931  $111,163
                                              ========  ========  ========
Assets
 Biotechnology                                $244,659  $216,282  $172,827
 R&D Systems Europe                            139,871   108,110    79,725
 Hematology                                     18,989    23,189    17,727
 Corporate and other                           109,312   110,263   102,287
 Intersegment eliminations                      (5,462)   (3,000)   (2,054)
                                              --------  --------  --------
Total assets                                  $507,369  $454,844  $370,512
                                              ========  ========  ========
Depreciation and amortization
 Biotechnology                                $  3,713  $  3,702  $  3,952
 R&D Systems Europe                                329       261       240
 Hematology                                        231       267       305
 Corporate and other                             2,986     2,764     2,458
                                              --------  --------  --------
Total depreciation and amortization           $  7,259  $  6,994  $  6,955
                                              ========  ========  ========
Capital purchases
 Biotechnology                                $  5,563  $  5,644  $  3,076
 R&D Systems Europe                              8,517       247       304
 Hematology                                         76       207       190
 Corporate and other                             2,209     1,978     1,033
                                              --------  --------  --------
Total capital purchases                       $ 16,365  $  8,076  $  4,603
                                              ========  ========  ========

Corporate and other reconciling items include the results of unallocated corporate expenses and assets, and the Company's share of losses from its equity method investees.

Following is financial information relating to geographic areas (in thousands):
                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------
External sales
 United States                                $141,443  $127,695  $118,780
 Europe                                         81,628    66,492    57,021
 Other areas                                    34,349    29,295    26,816
                                              --------  --------  --------
Total external sales                          $257,420  $223,482  $202,617
                                              ========  ========  ========
Long-lived assets
 United States                                $122,644  $121,132  $120,383
 Europe                                          8,992       867       814
 Other areas                                       112        47        --
                                              --------  --------  --------
Total long-lived assets                       $131,748  $122,046  $121,197
                                              ========  ========  ========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment, goodwill and intangible assets and other assets, net of accumulated depreciation and amortization.


M.  Benefit plans:

Profit sharing plans: The Company has Profit Sharing and Savings Plans for non-union U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $1.6 million, $1.4 million and $1.2 million for the years ended June 30, 2008, 2007 and 2006, respectively. The Company operates a defined contribution pension plan for employees of R&D Systems Europe. Operations have been charged for contributions to the plan of $174,000, $153,000 and $128,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Stock bonus plans: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2008, 2007 and 2006 operations have been charged for contributions to the plan of $1.7 million, $1.5 million and $1.2 million, respectively.

Performance incentive program: Under certain employment agreements with executive officers, the Company recorded bonuses of $87,000, $130,000 and $125,000 for the years ended June 30, 2008, 2007 and 2006, respectively. In addition, options for 2,217, 2,505 and 1,745 shares of common stock were granted to the executive officers during fiscal 2008, 2007 and 2006, respectively.


N. Supplemental disclosures of cash flow information and noncash investing and financing activities:

The Company paid cash for the following items (in thousands):

                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------

Income taxes paid                             $ 49,098  $ 46,192  $ 27,731
Interest paid                                       --     1,090       947

In fiscal 2008, stock options for 1,948 shares of common stock were exercised by the surrender of 1,101 shares of common stock at fair market value of $68,000. In fiscal 2007, stock options for 3,000 shares of common stock were exercised by the surrender of 1,810 shares of common stock at fair market value of $111,000. In fiscal 2006, stock options for 2,500 shares of common stock were exercised by the surrender of 1,517 shares of common stock at fair market value of $91,000.


O.  Accumulated other comprehensive income:

Accumulated other comprehensive income (loss) consists of (in thousands):

                                                   Year Ended June 30,
                                                2008      2007      2006
                                              --------  --------  --------
Foreign currency translation adjustments      $ 13,733  $ 13,400  $  6,521
Net unrealized losses on available-for-
 sale investments                               (1,605)     (476)     (836)
                                              --------  --------  --------
                                              $ 12,128  $ 12,924  $  5,685
                                              ========  ========  ========

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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of June 30, 2008, management, under the supervision of the chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2008.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting.


                        ITEM 9B.  OTHER INFORMATION

None.

                               PART III

     ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Annual Report on Form 10-K, the information required by
Item 10 is incorporated herein by reference to the sections entitled "Election of Directors", "Corporate Governance" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                   ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Corporate Governance" and "Executive Compensation Discussion and Analysis" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.



           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the Company's equity compensation plans at June 30, 2008 is as follows (shares in thousands):

                                                             Number of
                            Number of         Weighted-      Securities
                            Securities to be  Average        Remaining
                            Issued Upon       Exercise Price Available for
                            Exercise of       of Outstanding Future Issuance
                            Outstanding       Options,       Under Equity
                            Options, Warrants Warrants and   Compensation
Plan Category               and Rights        Rights         Plans
--------------------------- ----------------- -------------- ---------------
Equity compensation
 plans approved by
 Stockholders (1)                 372             $47.36          3,239
Equity compensation
 plans not approved
 by Stockholders                   --                 --             --

(1) Includes the Company's 1997 Incentive Stock Option Plan and 1998 Nonqualified Stock Option Plans.

The remaining information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                                 INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Corporate Governance" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

There were no reportable related party transactions during fiscal 2008.

                ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                                 PART IV

           ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

     Report of Independent Registered Public Accounting Firm

     Consolidated Statements of Earnings for the Years Ended
       June 30, 2008, 2007 and 2006

     Consolidated Balance Sheets as of June 30, 2008 and 2007

     Consolidated Statements of Stockholders' Equity and Comprehensive
       Income for the Years Ended June 30, 2008, 2007 and 2006

     Consolidated Statements of Cash Flows for the Years Ended
       June 30, 2008, 2007 and 2006

     Notes to Consolidated Financial Statements for the Years
       Ended June 30, 2008, 2007 and 2006


A. (2)  Financial Statement Schedules.

     All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

A. (3)  Exhibits.

     See "Exhibit Index" immediately following signature page.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TECHNE CORPORATION
Date:  August 27, 2008                     /s/ Thomas E. Oland
                                           ----------------------------
                                           By:  Thomas E. Oland
                                           Its:   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                       Signature and Title
----                                       ----------------------------
August 27, 2008                            /s/ Thomas E. Oland
                                           ----------------------------
                                           Thomas E. Oland
                                           Chairman of the Board,
                                           President, Treasurer, Chief
                                           Executive Officer
                                           and Director
                                           (principal executive officer)

August 27, 2008                            /s/ Roger C. Lucas, Ph.D.
                                           ----------------------------
                                           Dr. Roger C. Lucas
                                           Vice Chairman and Director

August 27, 2008                            /s/ Howard V. O'Connell
                                           ----------------------------
                                           Howard V. O'Connell, Director

August 27, 2008                            /s/ G. Arthur Herbert
                                           ----------------------------
                                           G. Arthur Herbert, Director

August 27, 2008                            /s/ Randolph C. Steer, Ph.D., M.D.
                                           ----------------------------
                                           Dr. Randolph C. Steer, Director

August 27, 2008                            /s/ Robert V. Baumgartner
                                           ----------------------------
                                           Robert V. Baumgartner, Director

August 27, 2008                            /s/ Charles A. Dinarello, M.D.
                                           ----------------------------
                                           Dr. Charles A. Dinarello, Director

August 27, 2008                            /s/ Karen A. Holbrook, Ph.D.
                                           ----------------------------
                                           Dr. Karen A. Holbrook, Director

August 27, 2008                            /s/ Gregory J. Melsen
                                           ----------------------------
                                           Gregory J. Melsen,
                                           Chief Financial Officer
                                           (principal financial officer)


                               EXHIBIT INDEX
                     for Form 10-K for the 2008 Fiscal Year
Exhibit
Number  Description
------  -----------
3.1 Restated Articles of Incorporation of Company, as amended to date-- incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000*

3.2 Restated Bylaws of the Company, as amended to date--incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, dated November 14, 2007*

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
        Exhibit 10.6 of the Company's Form 10, dated October 27, 1988*

10.3**  Company's Stock Bonus Plan--incorporated by reference to Exhibit
        10.7 of the Company's Form 10, dated October 27, 1988*

10.4**  1997 Incentive Stock Option Plan--incorporated by reference to
        Exhibit 10.24 of the Company's Form 10-K for the year ended June 30,
        1997*

10.5 Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.6    Investment Agreement between ChemoCentryx, Inc. and Techne
        Corporation dated November 18, 1997--incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.7**  1998 Nonqualified Stock Option Plan--incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.8 Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.9    Investment Agreement between the Company and Discovery Genomics,
        Inc. dated August 2, 2001--incorporated by reference to Exhibit 10.30 of the Company's for 10-K for the year ended June 30, 2001.

10.10 Research and License Agreement between R&D Systems and Discovery Genomics, Inc. dated August 2, 2001--incorporated by reference to
        Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2001.

10.11 Investors Rights Agreement dated February 2, 2001 among ChemoCentryx, Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997--incorporated by reference to Exhibit 10.32 of the Company's 10-K for the year ended June 30, 2001.

10.12 Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company-- incorporated by reference to Exhibit 10.33 of the Company's 10-K for the year ended June 30, 2001.

------------
*Incorporated by reference; SEC File No. 000-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number  Description
------  -----------

10.13 Correction/Amendment to Investment Agreement dated April 23, 2002, between Techne Corporation and Discovery Genomics, Inc.--incorporated by reference to Exhibit 10.39 of the Company's 10-K for the year ended June 30, 2002.

10.14 Form of Indemnification Agreement entered into with each director and executive officer of the Company incorporated by reference to
        Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2002.

10.15** Employment Agreement, dated December 17, 2004, with Gregory J.
        Melsen--incorporated by reference to Exhibit 10.1 of the Company's 8-K dated December 20, 2004.

10.16** Description of Executive Officer's Incentive Bonus Plan--incorporated by reference to Exhibit 10.30 of the Company's 10-K for the year ended June 30, 2005.

10.17 Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc and the Company and certain investors-- incorporated by reference to Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2006.

10.18** Employment Agreement, dated January 30, 2008, with Marcel Veronneau-- incorporated by reference to Exhibit 10.1 of the Company's 10-Q dated December 31, 2007.

21      Subsidiaries of the Company:
                                                   State/Country of
        Name                                       Incorporation
        ----                                       ----------------
        Research and Diagnostic Systems, Inc.
         (R&D Systems)                                Minnesota
        BiosPacific, Inc.                             Minnesota
        R&D Systems Europe Ltd.                       United Kingdom
        R&D Systems GmbH                              Germany
        R&D Systems China Co. Ltd.                    China

23      Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-------------
*Incorporated by reference; SEC File No. 000-17272
**Management contract or compensatory plan or arrangement

