Form 10-Q
period 2008-09-30
TECHNE CORP /MN/
filed 2008-11-07
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008, or


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

At November 5, 2008, 38,022,759 shares of the Company's Common Stock (par value $.01) were outstanding.

                           TECHNE CORPORATION
                               FORM 10-Q
                           SEPTEMBER 30, 2008

                                 INDEX

                                                       PAGE NO.
                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

   Condensed Consolidated Balance Sheets as of
     September 30, 2008 and June 30, 2008                  3

   Condensed Consolidated Statements of Earnings
     for the Quarter Ended September 30, 2008 and 2007     4

   Condensed Consolidated Statements of Cash Flows
     for the Quarter Ended September 30, 2008 and 2007     5

   Notes to Condensed Consolidated Financial Statements    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                15

ITEM 4.  CONTROLS AND PROCEDURES                          16

                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                16

ITEN 1A. RISK FACTORS                                     16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES
         AND USE OF PROCEEDS                              17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS  17

ITEM 5.  OTHER INFORMATION                                17

ITEM 6.  EXHIBITS                                         17

SIGNATURES                                                17

                PART I. FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

              TECHNE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (in thousands, except share and per share data)
                        (unaudited)

                                                       9/30/08   6/30/08
                                                      --------  --------
ASSETS
  Cash and cash equivalents                           $162,071  $166,992
  Short-term available-for-sale investments             34,108    39,353
  Trade accounts receivable, net                        32,296    31,747
  Other receivables                                      1,672     1,585
  Inventories                                            9,699     9,515
  Deferred income taxes                                  8,767     8,433
  Prepaid expenses                                         775       808
                                                      --------  --------
    Total current assets                               249,388   258,433
                                                      --------  --------

  Available-for-sale investments                       101,270    87,384
  Property and equipment, net                          100,100   101,722
  Goodwill                                              25,068    25,068
  Intangible assets, net                                 3,724     3,964
  Deferred income taxes                                  4,032     5,055
  Investments in unconsolidated entities                23,150    24,749
  Other assets                                             936       994
                                                      --------  --------
                                                      $507,668  $507,369
                                                      ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                              $  4,808  $  4,343
  Salaries, wages and related accruals                   4,085     8,584
  Other accounts payable and accrued expenses            4,872     1,768
  Income taxes payable                                   5,493     5,544
                                                      --------  --------
    Total current liabilities                           19,258    20,239
                                                      --------  --------

  Common stock, par value $.01 per share;
   authorized 100,000,000; issued and outstanding
   38,446,081 and 38,643,480, respectively                 384       386
  Additional paid-in capital                           116,373   115,408
  Retained earnings                                    372,194   359,208
  Accumulated other comprehensive (loss) income           (541)   12,128
                                                      --------  --------
    Total stockholders' equity                         488,410   487,130
                                                      --------  --------
                                                      $507,668  $507,369
                                                      ========  ========

         See notes to condensed consolidated financial statements.

                    TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                (unaudited)

                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
Net sales                                             $ 69,324  $ 57,987
Cost of sales                                           13,086    12,104
                                                      --------  --------
Gross margin                                            56,238    45,883
                                                      --------  --------
Operating expenses:
  Selling, general and administrative                    8,840     8,090
  Research and development                               5,910     5,181
  Amortization of intangible assets                        240       288
                                                      --------  --------
     Total operating expenses                           14,990    13,559
                                                      --------  --------
Operating income                                        41,248    32,324
                                                      --------  --------
Other income (expense):
  Interest income                                        2,887     2,998
  Other non-operating expense, net                      (1,187)     (569)
                                                      --------  --------
     Total other income                                  1,700     2,429
                                                      --------  --------
Earnings before income taxes                            42,948    34,753
Income taxes                                            14,355    11,681
                                                      --------  --------
Net earnings                                          $ 28,593  $ 23,072
                                                      ========  ========
Earnings per share:
 Basic                                                $   0.74  $   0.58
 Diluted                                              $   0.74  $   0.58

Weighted average common shares outstanding:
  Basic                                                 38,624    39,489
  Diluted                                               38,747    39,587


         See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 28,593  $ 23,072
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                          1,921     1,692
  Deferred income taxes                                   (176)     (192)
  Stock-based compensation expense                         102       170
  Excess tax benefit from stock option exercises           (66)     (328)
  Losses by equity method investees                        259       257
  Other                                                    158        19
  Change in operating assets and
   operating liabilities:
    Trade accounts and other receivables                (2,099)     (670)
    Inventories                                           (443)     (490)
    Prepaid expenses                                         5      (250)
    Trade, other accounts payable and accrued expenses     758       397
    Salaries, wages and related accruals                (2,759)   (1,139)
    Income taxes payable                                   522        99
                                                      --------  --------
       Net cash provided by operating activities        26,775    22,637
                                                      --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                       (742)   (3,230)
Purchase of available-for-sale investments             (29,698)  (19,190)
Proceeds from sales of available-for-sale investments   12,781     1,235
Proceeds from maturities of available-
  for-sale investments                                  10,760     4,900
Increase in other assets                                    --      (243)
Distribution from unconsolidated entity                  1,340        --
                                                      --------  --------
       Net cash used in investing activities            (5,559)  (16,528)
                                                      --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                   797     2,319
Excess tax benefit from stock option exercises              66       328
Purchase of common stock for stock bonus plans          (1,681)   (1,494)
Repurchase and retirement of common stock              (12,902)       --
                                                      --------  --------
      Net cash (used in) provided by financing
       activities                                      (13,720)    1,153
                                                      --------  --------

Effect of exchange rate changes on cash                (12,417)    1,998
                                                      --------  --------
Net increase in cash and cash equivalents               (4,921)    9,260
Cash and cash equivalents at beginning of period       166,992   135,485
                                                      --------  --------
Cash and cash equivalents at end of period            $162,071  $144,745
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

A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2008. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2008 included in the Company's Annual Report to Shareholders for fiscal 2008.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                       9/30/08   6/30/08
                                                      --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                           $ 32,544  $ 31,900
    Less allowance for doubtful accounts                   248       153
                                                      --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                   $ 32,296  $ 31,747
                                                      ========  ========
INVENTORIES
  Raw materials                                       $  4,182  $  3,962
  Supplies                                                 140       123
  Finished goods                                         5,377     5,430
                                                      --------  --------
      TOTAL INVENTORIES                               $  9,699  $  9,515
                                                      ========  ========
PROPERTY AND EQUIPMENT
  Land                                                $  5,458  $  5,608
  Buildings and improvements                           115,655   116,107
  Laboratory equipment                                  23,209    22,826
  Office equipment                                       4,987     4,856
                                                      --------  --------
                                                       149,309   149,397
    Less accumulated depreciation and amortization      49,209    47,675
                                                      --------  --------
      NET PROPERTY AND EQUIPMENT                      $100,100  $101,722
                                                      ========  ========
INTANGIBLE ASSETS
  Customer relationships                              $  1,966  $  1,966
  Technology                                             3,483     3,483
  Trade names                                            1,396     1,396
                                                      --------  --------
                                                         6,845     6,845
    Less accumulated amortization                        3,121     2,881
                                                      --------  --------
      NET INTANGIBLE ASSETS                           $  3,724  $  3,964
                                                      ========  ========

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustments            $   (398) $ 13,733
  Unrealized losses on available-for-sale investments     (143)   (1,605)
                                                      --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE
         (LOSS) INCOME                                $   (541) $ 12,128
                                                      ========  ========

B.  INVESTMENTS IN AUCTION-RATE SECURITIES:

At June 30, 2008, the Company held $8.7 million par value of investments in auction-rate securities which were classified as long-term available-for-sale investments. All of the Company's auction-rate securities were rated A or above and consisted of specifically identifiable tax-free municipal revenue bonds where the underlying credit could be specifically evaluated and rated. At June 30, 2008, the Company determined that several of its investments in auction-rate securities were temporarily impaired and reduced the value of its auction-rate investments to $5.8 million. The reduction in value, net of taxes, was reflected in accumulated other comprehensive income, a component of stockholders' equity. In September 2008, the Company sold all of its auction-rate securities at par value and no longer holds any auction-rate securities.


C.  FAIR VALUE MEASUREMENTS:

In September 2006, the Financials Accounting Standards Board (FASB) issued Statement of Financials Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective July 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on July 1, 2009, and will be applied prospectively. The adoption of the provisions of SFAS 157 related to other nonfinancial assets and liabilities is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

SFAS 157 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under SFAS 157 are as follows:

Level 1: Quoted market prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

                                  Level 1
                                 --------
Available-for-sale securities    $135,378

D.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
Weighted average common shares outstanding-basic        38,624    39,489
Dilutive effect of stock options and warrants              123        98
                                                      --------  --------
Weighted average common shares outstanding-diluted      38,747    39,587
                                                      ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 2,000 and 46,000 for the quarters ended September 30, 2008 and 2007, respectively.


E.  SEGMENT INFORMATION:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Systems Europe Ltd. (R&D Europe), and hematology. The biotechnology segment consists of R&D Systems, Inc. (R&D Systems) Biotechnology Division, BiosPacific, Inc. (BiosPacific) and R&D Systems China Co. Ltd. (R&D China), which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.

Following is financial information relating to the Company's operating segments (in thousands):

                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
External sales
  Biotechnology                                       $ 46,137  $ 38,881
  R&D Europe                                            18,941    15,449
  Hematology                                             4,246     3,657
                                                      --------  --------
Total consolidated net sales                          $ 69,324  $ 57,987
                                                      ========  ========
Earnings before income taxes
  Biotechnology                                       $ 33,339  $ 27,367
  R&D Europe                                             9,722     7,752
  Hematology                                             1,350       870
  Corporate and equity method investees                 (1,463)   (1,236)
                                                      --------  --------
Total earnings before income taxes                    $ 42,948  $ 34,753
                                                      ========  ========

F.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the quarter ended September 30, 2008 was as follows:

                                            WEIGHTED  WEIGHTED
                                              AVG.      AVG.     AGGREGATE
                                   SHARES   EXERCISE CONTRACTUAL INTRINSIC
                                 (in 000's)  PRICE   LIFE (Yrs.)  VALUE
                                 ---------- -------- ----------- ---------
Outstanding at June 30, 2008         372     $ 47.36
Granted                                2     $ 79.41
Exercised                            (16)    $ 48.73
Forfeited or expired                  --        --
                                    ----
Outstanding at September 30, 2008    358     $ 47.46      4.92   $8.8 million
                                    ====

Exercisable at September 30, 2008    328     $ 46.39      4.83   $8.5 million
                                    ====

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
Dividend yield                                              --        --
Expected annualized volatility                             24%   24%-30%
Risk free interest rate                                   3.5% 4.5%-4.6%
Expected life                                          5 years   5 years
Weighted average fair value of options granted          $21.67    $18.37


The Company had not paid cash dividends through September 30, 2008, therefore an expected dividend yield of zero was used to estimate fair value of options granted. The expected annualized volatility is based on the Company's historical stock price over a period equivalent to the expected life of the option granted. The risk-free interest rate is based on U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value.

The total intrinsic value of options exercised during the quarters ended September 30, 2008 and 2007 was $530,000 and $1.9 million, respectively. Stock option exercises were satisfied through the issuance of new shares. The total fair value of options vested during the quarters ended September 30, 2008 and 2007 was $39,000 and $51,000, respectively.

Stock-based compensation cost of $102,000 and $170,000 was included in selling, general and administrative expense for the quarters ended September 30, 2008 and 2007, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of September 30, 2008, there was $373,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal years 2009 and 2010.

G.  COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):

                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
Net earnings                                          $ 28,593  $ 23,072
  Other comprehensive income:
    Foreign currency translation adjustments           (14,131)    2,217
    Unrealized gain on available-for-sale
      investments, net of tax                            1,462       405
                                                      --------  --------
Comprehensive income                                  $ 15,924  $ 25,694
                                                      ========  ========


H.  SUBSEQUENT EVENT

On October 23, 2008, the Company announced the payment of a $0.25 per share cash dividend. The dividend of approximately $9.5 million will be payable November 17, 2008 to all common shareholders of record on November 3, 2008.



        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                Results of Operations for the Quarters ended
                        September 30, 2008 and 2007

Overview

TECHNE Corporation and Subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc (R&D Systems) and BiosPacific, Inc. (BiosPacific). The Company distributes biotechnology products in Europe through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes biotechnology products in China through its wholly-owned subsidiary, R&D Systems China, Co. Ltd. (R&D China).

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.

Overall Results

Consolidated net earnings increased 23.9% for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The primary reason for the increase in consolidated net earnings was increased consolidated net sales. Consolidated net sales for the quarter ended September 30, 2008 increased 19.6% from the same period in the prior year. Consolidated net sales were favorably affected by the strength of foreign currencies as compared to the U.S. dollar. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and Euros) into U.S. dollars was $648,000 for the quarter ended September 30, 2008. The unfavorable impact on consolidated net earnings of the change from the prior year in exchange rates (primarily British pounds sterling) used to convert foreign currency financial statements to U.S. dollars was $310,000 for the quarter ended September 30, 2008. The Company generated cash of $26.8 million from operating activities in the first quarter of fiscal 2009, paid cash of $12.9 million for the repurchase and retirement of common stock in the first quarter of fiscal 2009 and had cash, cash equivalents and available-for-sale investments of $297 million at September 30, 2008 compared to $294 million at June 30, 2008.

Net Sales

Consolidated net sales for the quarter ended September 30, 2008 were $69.3 million, an increase of $11.3 million (19.6%) from the quarter ended September 30, 2007. The quarter ended September 30, 2008 included one more selling day than the comparable prior-year quarter.

Biotechnology net sales increased $7.3 million (18.7%) for the quarter ended September 30, 2008 primarily from increased sales volume. R&D Europe net sales increased $3.5 million (22.6%) for the quarter ended September 30, 2008. R&D Europe's net sales increased 18.4% for the quarter ended September 30, 2008 when measured at currency rates in effect in the comparable prior-year period, mainly as a result of increased sales volume. Approximately 75% of R&D Europe sales are in non-British pound currencies (mainly Euro) which had a favorable impact on consolidated net sales of approximately $2.4 million in the quarter ended September 30, 2008 as a result of the change in exchange rates used to convert sales in other currencies to British pounds sterling. This favorable impact was partially offset by an unfavorable impact on consolidated net sales of approximately $1.7 million as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars. Hematology sales increased $589,000 (16.1%) for the quarter ended September 30, 2008 as a result of increased sales volume. The timing of shipments to certain customers positively impacted Hematology sales results during the quarter ended September 30, 2008 and the Company believes this will likely reduce the Hematology sales growth rate in the quarter ended December 31, 2008 as compared to the comparable prior-year quarter.

The Company has long-term targeted annual sales growth goals for each of its business segments. The targeted sales growth goals, which are based on historical sales growth, are 10%-12% for biotechnology, 7%-9% for R&D Europe (in constant currency) and 1%-2% for hematology. Based on the relative size of each segment and current market conditions, the consolidated targeted annual growth goal is 8%-10%, excluding the effect of changes in exchange rates.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
Biotechnology                                            81.0%     80.2%
R&D Europe                                               58.1%     54.6%
Hematology                                               44.2%     38.2%
Consolidated gross margin                                81.1%     79.1%

Consolidated gross margins, as a percentage of consolidated net sales, increased from 79.1% for the quarter ended September 30, 2007 to 81.1% for the quarter ended September 30, 2008. The increase in gross margins was due to higher sales volume on relatively fixed costs and higher margins in Europe due primarily to favorable exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 12.8% of consolidated net sales for the quarter ended September 30, 2008 from 14.0% for the quarter ended September 30, 2007. Selling, general and administrative expenses for the quarter ended September 30, 2008 increased $750,000 million (9.3%) from the same period of last year. Selling, general and administrative expenses were composed of the following (in thousands):

                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
Biotechnology                                         $  5,141  $  4,624
R&D Europe                                               2,283     2,262
Hematology                                                 436       467
Corporate                                                  980       737
                                                      --------  --------
Total selling, general and administrative expenses    $  8,840  $  8,090
                                                      ========  ========

The increase in Biotechnology selling, general and administrative expenses from the comparable prior-year period was the result of annual wage and salary increases. The increase in corporate expenses from the prior-year period was the result of increased legal costs of $276,000 due to on-going patent interference and infringement litigation.

Research and Development Expenses

Research and development expenses were composed of the following (in thousands):
                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
Biotechnology                                         $  5,717  $  5,002
Hematology                                                 193       179
                                                      --------  --------
Total research and development expenses               $  5,910  $  5,181
                                                      ========  ========

The increase in Biotechnology research and development expenses was primarily due to additional research personnel added during fiscal 2008 and annual wage and salary increases from the comparable prior-year period.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.
                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
Foreign currency (losses) gains                       $   (474) $    164
Rental income                                               99        67
Real estate taxes, depreciation and utilities             (553)     (544)
Losses by equity method investees                         (259)     (256)
                                                      --------  --------
Total other non-operating expense                     $ (1,187) $   (569)
                                                      ========  ========

Income Taxes

Income taxes for the quarter ended September 30, 2008 and 2007 were provided at rates of 33.4% and 33.6%, respectively, of consolidated earnings before income taxes. As a result of the recent renewal of the U.S. research and development credit, income tax expense in the second quarter of fiscal 2008 will include a credit for the January to June 2008 period in addition to a credit for the current-year six month period. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. Including the increased research and development credit and without other significant business developments, the Company expects its fiscal 2009 effective income tax rate to range from approximately 32.5% to 33.5%.

Liquidity and Capital Resources

At September 30, 2008, cash and cash equivalents and available-for-sale investments were $297 million compared to $294 million at June 30, 2008. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $26.8 million from operating activities in the first quarter of fiscal 2009 compared to $22.6 million in the first quarter of fiscal 2008. The increase from the prior year was primarily due to an increase in consolidated net earnings in the current year of $5.5 million.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first quarter of fiscal 2009 and 2008 were $742,000 and $3.2 million, respectively. The capital additions in the first quarter of fiscal 2009 were mainly for laboratory and computer equipment. Included in capital expenditures for the first quarter of fiscal 2008 was $2.7 million for building renovation and construction. The remaining capital additions in the first quarter of fiscal 2008 were for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2009 are expected to be approximately $5.6 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the quarter ended September 30, 2008, the Company purchased $29.7 million and had sales or maturities of $23.5 million of available-for-sale investments. During the quarter ended September 30, 2007, the Company purchased $19.2 million and had sales or maturities of $6.1 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return with minimal risk, while keeping the funds accessible.

During the quarter ended September 30, 2008, the Company received a $1.3 million distribution from its investment in Nephromics, LLC (Nephromics).
The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. At September 30, 2008, the Company's net investment in Nephromics was $4.8 million.

Cash Flows From Financing Activities

Cash of $797,000 and $2.3 million was received during the quarters ended September 30, 2008 and 2007, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $66,000 and $328,000 for the quarters ended September 30, 2008 and 2007, respectively.

During the first quarter of fiscal 2009 and 2008, the Company purchased 22,637 and 23,641 shares of common stock, respectively, for its employee stock bonus plans at a cost of $1.7 million and $1.5 million, respectively.

During the first quarter of fiscal 2009, the Company purchased and retired approximately 214,000 shares of common stock at a market value of $15.6 million of which $12.9 million was disbursed prior to September 30, 2008. Subsequent to September 30, 2008, and through the date of this report, the Company has repurchased an additional 423,000 shares for approximately $28.4 million.

On October 23, 2008, the Company announced the payment of a $0.25 per share cash dividend. The dividend of approximately $9.5 million will be payable November 17, 2008 to all common shareholders of record on November 3, 2008.

Contractual Obligations

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended September 30, 2008.

Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2008. The application of certain of these policies require judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, impairment of goodwill, intangibles and other long-lived assets and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2009 which would require disclosure. There have been no changes to the Company's policies in fiscal 2009.

Recent Accounting Pronouncements

In February 2008, the FASB amended SFAS 157 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. As disclosed in Note C to the Condensed Consolidated Financial Statements included in this Form 10-Q, the Company partially adopted the provisions of SFAS 157 effective in the first quarter of fiscal 2009. The Company expects to adopt the remaining provisions of SFAS 157 beginning in the first quarter of fiscal 2010. The adoption of the provisions of SFAS 157 related to other nonfinancial assets and liabilities is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R must be applied prospectively to business combinations consummated by the Company beginning in fiscal 2010.

Forward Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to target sales growth goals, the effective tax rate, the amount of capital expenditures for the remainder of the fiscal year and the sufficiency of currently available funds for meeting the Company's needs. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, the impact of governmental regulation and intellectual property litigation, the recruitment and retention of qualified personnel, the success of our expansion into China and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.



   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2008, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $135 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro (approximately 17% of consolidated net sales), the British pound sterling (approximately 8% of consolidated net sales) and the Chinese yuan (approximately 1% of consolidated net sales) to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds from the U.K. and Chinese subsidiaries to the U.S. subsidiary and from transferring funds from the German subsidiary and French sales office to the U.K. subsidiary. At September 30, 2008 and 2007, the Company had $3.4 million and $3.2 million, respectively, of dollar denominated intercompany debt at its U.K. subsidiary. At September 30, 2008 and 2007, the Company had $316,000 and $119,000, respectively, of dollar denominated intercompany debt at its Chinese subsidiary. At September 30, 2008 and 2007, the U.K. subsidiary had $613,000 and $481,000, respectively, of dollar denominated intercompany debt from its European operations. These intercompany balances are revolving in nature and are not deemed to be long-term balances.

The Company's subsidiaries recognized net foreign currency gains and (losses) as follows (in thousands):
                                                        QUARTER ENDED
                                                       9/30/08   9/30/07
                                                      --------  --------
In foreign currency
R&D Europe (British pound sterling)                       (260)       96
R&D China (Chinese yuan)                                    17      (255)

In U.S. Dollars
R&D Europe                                            $   (476) $    198
R&D China                                                    2       (34)
                                                      --------  --------
                                                      $   (474) $    164
                                                      ========  ========


The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.


                     ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                       PART II. OTHER INFORMATION

                       ITEM 1 - LEGAL PROCEEDINGS

The Company is not engaged in any ongoing pending legal proceedings that the Company believes is material to its operations.


                       ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

  ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2008:

                                                                 Maximum
                                             Total Number       Approximate
                                               Of Shares        Dollar Value
                                             Purchased as     of Shares that
                                 Average        Part of          May Yet Be
                   Total Number   Price         Publicly      Purchased Under
                    Of Shares     Paid      Announced Plans      the Plans
 Period            Purchased    Per Share      or Programs      or Programs
------------------ ------------ ---------   ---------------   ---------------
07/1/08 - 07/31/08      0          --             --           $98.1 million
08/1/08 - 08/31/08    3,400      $76.77         3,400          $97.9 million
09/1/08 - 09/30/08  232,986      $73.09       210,349          $82.5 million


In November 2007, the Company authorized a plan for the repurchase and retirement of $150 million of its common stock. The plan does not have an expiration date.


            ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

a. The Annual Meeting of the Company's shareholders was held on Thursday, October 23, 2008.

b. A proposal to set the number of directors as eight was adopted by a vote of 38,810,032 in favor with 147,790 shares against, and 68,884 shares abstaining. There were no broker non-votes.

c. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and all such nominees were elected as follows:

Nominee                       For          Withheld
-------------------      -------------     ---------
Thomas E. Oland             36,772,606       254,100
Roger C. Lucas              36,664,519       362,187
Howard V. O'Connell         34,764,069     2,262,637
G. Arthur Herbert           36,084,383       942,323
Randolph C. Steer           36,091,163       935,543
Robert V. Baumgartner       36,092,259       934,447
Charles A. Dinarello        36,789,600       237,106
Karen A. Holbrook           36,788,766       237,940


                        ITEM 5 - OTHER INFORMATION


None.

                        ITEM 6 - EXHIBITS

See "exhibit index" following the signature page.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECHNE CORPORATION
                                      (Company)



November 7, 2008                       /s/ Thomas E. Oland
                                       --------------------------------
                                       President, Chief Executive Officer


November 7, 2008                       /s/ Gregory J. Melsen
                                       --------------------------------
                                       Chief Financial Officer



                            EXHIBIT INDEX
                                 TO
                             FORM 10-Q

                        TECHNE CORPORATION

Exhibit #             Description

31.1*                 Section 302 Certification

31.2*                 Section 302 Certification

32.1*                 Section 906 Certification

32.2*                 Section 906 Certification

-------------
*Filed herewith