Form 10-Q
period 2008-12-31
TECHNE CORP /MN/
filed 2009-02-06
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2008, or


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

At February 5, 2009, 37,489,441 shares of the Company's Common Stock (par value $.01) were outstanding.


                         TECHNE CORPORATION
                              FORM 10-Q
                          DECEMBER 31, 2008

                                INDEX

                                                               PAGE NO.
                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

     Condensed Consolidated Balance Sheets as of December
       31, 2008 and June 30, 2008                                  3

     Condensed Consolidated Statements of Earnings for the
       Quarter and Six Months Ended December 31, 2008 and 2007     4

     Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended December 31, 2008 and 2007                 5

     Notes to Condensed Consolidated Financial Statements          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                              16

ITEM 4.  CONTROLS AND PROCEDURES                                  17

                     PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        18

ITEN 1A. RISK FACTORS                                             18

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
         OF PROCEEDS                                              18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS          18

ITEM 5.  OTHER INFORMATION                                        18

ITEM 6.  EXHIBITS                                                 18

SIGNATURES                                                        19

                    PART I. FINANCIAL INFORMATION

                    ITEM 1 - FINANCIAL STATEMENTS

                 TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)
                             (unaudited)

                                                     12/31/08   6/30/08
                                                     --------  --------
ASSETS
  Cash and cash equivalents                          $119,595  $166,992
  Short-term available-for-sale investments            24,366    39,353
  Trade accounts receivable, net                       24,852    31,747
  Other receivables                                     1,715     1,585
  Income taxes receivable                               2,986        --
  Inventories                                           9,877     9,515
  Deferred income taxes                                 8,992     8,433
  Prepaid expenses                                        740       808
                                                     --------  --------
    Total current assets                              193,123   258,433
                                                     --------  --------

  Available-for-sale investments                       85,493    87,384
  Property and equipment, net                          98,352   101,722
  Goodwill                                             25,068    25,068
  Intangible assets, net                                3,484     3,964
  Deferred income taxes                                 4,270     5,055
  Investments in unconsolidated entities               22,864    24,749
  Other assets                                            876       994
                                                     --------  --------
                                                     $433,530  $507,369
                                                     ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                             $  4,041  $  4,343
  Salaries, wages and related accruals                  4,076     8,584
  Other accounts payable and accrued expenses           2,175     1,768
  Income taxes payable                                  2,744     5,544
                                                     --------  --------
    Total current liabilities                          13,036    20,239
                                                     --------  --------

  Common stock, par value $.01 per share;
    authorized 100,000,000; issued and outstanding
    37,487,641 and 38,643,480, respectively               375       386
  Additional paid-in capital                          117,575   115,408
  Retained earnings                                   323,614   359,208
  Accumulated other comprehensive (loss) income       (21,070)   12,128
                                                     --------  --------
    Total stockholders' equity                        420,494   487,130
                                                     --------  --------
                                                     $433,530  $507,369
                                                     ========  ========


          See notes to condensed consolidated financial statements.

                  TECHNE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands, except per share data)
                              (unaudited)

                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
Net sales                            $ 61,876  $ 62,142  $131,200  $120,129
Cost of sales                          13,430    12,751    26,516    24,855
                                     --------  --------  --------  --------
Gross margin                           48,446    49,391   104,684    95,274
                                     --------  --------  --------  --------
Operating expenses:
  Selling, general and administrative   9,703    10,645    18,543    18,735
  Research and development              5,846     5,562    11,756    10,743
  Amortization of intangible assets       240       282       480       570
                                     --------  --------  --------  --------
     Total operating expenses          15,789    16,489    30,779    30,048
                                     --------  --------  --------  --------
Operating income                       32,657    32,902    73,905    65,226
                                     --------  --------  --------  --------
Other income (expense):
  Interest income                       2,205     3,252     5,092     6,250
  Other non-operating expense, net       (712)     (573)   (1,899)   (1,142)
                                     --------  --------  --------  --------
      Total other income                1,493     2,679     3,193     5,108
                                     --------  --------  --------  --------
Earnings before income taxes           34,150    35,581    77,098    70,334
Income taxes                           10,528    11,942    24,883    23,623
                                     --------  --------  --------  --------
Net earnings                         $ 23,622  $ 23,639  $ 52,215  $ 46,711
                                     ========  ========  ========  ========

Earnings per share:
 Basic                               $   0.62  $   0.60  $   1.36  $   1.18
 Diluted                             $   0.62  $   0.60  $   1.36  $   1.18

Cash dividends per common share      $   0.25  $     --  $   0.25  $     --

Weighted average common
 shares outstanding:
  Basic                                37,894    39,395    38,259    39,442
  Diluted                              37,992    39,497    38,370    39,542



           See notes to condensed consolidated financial statements.

                 TECHNE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)

                                                         SIX MONTHS ENDED
                                                        -------------------
                                                        12/31/08   12/31/07
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                           $ 52,215   $ 46,711
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                            3,875      3,383
  Deferred income taxes                                     (648)      (844)
  Stock-based compensation expense                         1,240      1,586
  Excess tax benefit from stock option exercises             (72)      (400)
  Losses by equity method investees                          545        493
  Other                                                      217         42
  Change in operating assets and operating liabilities:
   Trade accounts and other receivables                    4,011        697
   Inventories                                            (1,078)      (971)
   Prepaid expenses                                           14        (93)
   Trade, other accounts payable and accrued expenses        202        324
   Salaries, wages and related accruals                   (2,696)       561
   Income taxes payable/receivable                        (4,520)     1,172
                                                        --------   --------
     Net cash provided by operating activities            53,305     52,661
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                      (2,117)    (5,747)
 Purchase of available-for-sale investments              (40,473)   (30,860)
 Proceeds from sales of available-for-sale investments    36,439     11,475
 Proceeds from maturities of available-for-sale
  investments                                             23,475      6,240
 Increase in other assets                                     --       (498)
 Increase in investments in unconsolidated entities           --     (1,423)
 Distribution from unconsolidated entity                   1,340         --
                                                        --------   --------
     Net cash provided by (used in) investing activities  18,664    (20,813)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                    856      2,585
 Excess tax benefit from stock option exercises               72        400
 Purchase of common stock for stock bonus plans           (1,681)    (1,494)
 Dividends paid                                           (9,507)        --
 Repurchase and retirement of common stock               (78,313)   (19,607)
                                                        --------   --------
     Net cash used in financing activities               (88,573)   (18,116)
                                                        --------   --------

Effect of exchange rate changes on cash                  (30,793)      (560)
                                                        --------   --------
Net (decrease) increase in cash and cash equivalents     (47,397)    13,172
Cash and cash equivalents at beginning of period         166,992    135,485
                                                        --------   --------
Cash and cash equivalents at end of period              $119,595   $148,657
                                                        ========   ========

          See notes to condensed consolidated financial statements.

                    TECHNE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A.  BASIS OF PRESENTATION:

The interim unaudited condensed consolidated financial statements of Techne Corporation and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2008. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2008 included in the Company's Annual Report to Shareholders for fiscal 2008.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                     12/31/08   6/30/08
                                                     --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                          $ 25,086  $ 31,900
    Less allowance for doubtful accounts                  234       153
                                                     --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                  $ 24,852  $ 31,747
                                                     ========  ========
INVENTORIES
  Raw materials                                      $  4,483  $  3,962
  Supplies                                                165       123
  Finished goods                                        5,229     5,430
                                                     --------  --------
      TOTAL INVENTORIES                              $  9,877  $  9,515
                                                     ========  ========
PROPERTY AND EQUIPMENT
  Land                                               $  5,235  $  5,608
  Buildings and improvements                          114,786   116,107
  Laboratory equipment                                 24,004    22,826
  Office equipment                                      4,906     4,856
                                                     --------  --------
                                                      148,931   149,397
    Less accumulated depreciation and amortization     50,579    47,675
                                                     --------  --------
      NET PROPERTY AND EQUIPMENT                     $ 98,352  $101,722
                                                     ========  ========
INTANGIBLE ASSETS
  Customer relationships                             $  1,966  $  1,966
  Technology                                            3,483     3,483
  Trade names                                           1,396     1,396
                                                     --------  --------
                                                        6,845     6,845
    Less accumulated amortization                       3,361     2,881
                                                     --------  --------
      NET INTANGIBLE ASSETS                          $  3,484  $  3,964
                                                     ========  ========

                                                     12/31/08   6/30/08
                                                     --------  --------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
  Foreign currency translation adjustments           ($20,908) $ 13,733
  Unrealized losses on available-for-sale investments    (162)   (1,605)
                                                     --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE
         (LOSS) INCOME                               ($21,070) $ 12,128
                                                     ========  ========


B.  INVESTMENTS IN AUCTION-RATE SECURITIES:

At June 30, 2008, the Company held $8.7 million par value of investments in auction-rate securities which were classified as long-term available-for-sale investments. All of the Company's auction-rate securities were rated A or above and consisted of specifically identifiable tax-free municipal revenue bonds where the underlying credit could be specifically evaluated and rated. At June 30, 2008, the Company determined that several of its investments in auction-rate securities were temporarily impaired and reduced the value of its auction-rate investments to $5.8 million. The reduction in value, net of taxes, was reflected in accumulated other comprehensive income, a component of stockholders' equity. In September 2008, the Company sold all of its auction-rate securities at par value.


C.  FAIR VALUE MEASUREMENTS:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective July 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company's consolidated financial statements. Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on July 1, 2009, and will be applied prospectively. The adoption of the provisions of SFAS 157 related to other nonfinancial assets and liabilities is not expected to have a material impact on the consolidated financial statements of the Company.

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

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 (in thousands):
                                   Level 1
                                  ---------
Available-for-sale securities      $109,859

D.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
Weighted average common shares
  outstanding-basic                    37,894    39,395    38,259    39,442
Dilutive effect of stock options
  and warrants                             98       102       111       100
                                     --------  --------  --------  --------
Weighted average common shares
  outstanding-diluted                  37,992    39,497    38,370    39,542
                                     ========  ========  ========  ========.

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 61,000 and 37,000 for the quarter and six months ended December 31, 2008, respectively, and 41,000 for both the quarter and six months ended December 31, 2007.


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

Following is financial information relating to the Company's operating segments (in thousands):
                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
External sales
  Biotechnology                      $ 40,332  $ 39,143  $ 86,469  $ 78,024
  R&D Europe                           17,284    19,027    36,225    34,476
  Hematology                            4,260     3,972     8,506     7,629
                                     --------  --------  --------  --------
Total consolidated net sales         $ 61,876  $ 62,142  $131,200  $120,129
                                     ========  ========  ========  ========
Earnings before income taxes
  Biotechnology                      $ 27,249  $ 27,074  $ 60,588  $ 54,441
  R&D Europe                            7,817     9,876    17,539    17,628
  Hematology                            1,345     1,140     2,695     2,010
  Corporate and equity method
   investees                           (2,261)   (2,509)   (3,724)   (3,745)
                                     --------  --------  --------  --------
Total earnings before income taxes   $ 34,150  $ 35,581  $ 77,098  $ 70,334
                                     ========  ========  ========  ========

F.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the six months ended December 31, 2008 was as follows:

                                          WEIGHTED   WEIGHTED
                                             AVG.      AVG.     AGGREGATE
                                SHARES    EXERCISE  CONTRACTUAL INTRINSIC
                              (in 000's)    PRICE   LIFE (Yrs.)   VALUE
                              ----------  --------  ----------- ---------
Outstanding at June 30, 2008      372       $47.36
Granted                            37       $66.16
Exercised                         (18)      $48.64
Forfeited or expired               --           --
                                 ----
Outstanding at December 31, 2008  391       $49.07       5.08   $6.2 million
                                 ====

Exercisable at December 31, 2008  362       $48.23       5.08   $6.0 million
                                 ====

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
Dividend yield                             --        --        --        --
Expected annualized volatility            37%       46%   24%-37%   24%-46%
Risk free interest rate                  3.2%      4.2% 3.2%-3.5% 4.2%-4.6%
Expected life                         8 years   8 years   8 years   7 years
Weighted average fair value of
  options granted                      $30.70    $37.12    $30.26    $35.75


The Company declared and paid its first ever dividend during the quarter ended December 31, 2008. As the Company had not established a practice of paying dividends, an expected dividend yield of zero was used to estimate the fair value of options granted. This assumption may be subject to change for valuing future option grants if the Company continues to pay dividends. The expected annualized volatility is based on the Company's historical stock price over a period equivalent to the expected life of the option granted. The risk-free interest rate is based on U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value.

The total intrinsic value of options exercised during the quarter and six months ended December 31, 2008 was $22,000 and $552,000, respectively. The total intrinsic value of options exercised during the quarter and six months ended December 31, 2007 was $107,000 and $2.0 million, respectively. Stock option exercises were satisfied through the issuance of new shares. The total fair value of options vested during both the quarter and six months ended December 31, 2008 was $1.1 million. The total fair value of options vested during both the quarter and six months ended December 31, 2007 was $1.5 million.

Stock-based compensation cost of $1.1 million and $1.2 million was included in selling, general and administrative expense for the quarter and six months ended December 31, 2008, respectively. Stock-based compensation cost of $1.4 million and $1.6 million was included in selling, general and administrative expense for the quarter and six months ended December 31, 2007, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Options granted in the quarters ended December 31, 2008 and 2007 were fully vested at the time of grant. As of December 31, 2008, there was $310,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal years 2009 and 2010.

G.  COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):
                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
Net earnings                         $ 23,622  $ 23,639  $ 52,215  $ 46,711
 Other comprehensive income:
  Foreign currency translation
   adjustments                        (20,510)   (2,906)  (34,641)     (689)
  Unrealized (loss) gain on
   available-for-sale investments,
   net of tax                             (19)      256     1,443       661
                                     --------  --------  --------  --------
Comprehensive income                 $  3,093  $ 20,989  $ 19,017  $ 46,683
                                     ========  ========  ========  ========

H.  DIVIDEND

On October 23, 2008, the Company announced the payment of a $0.25 per share cash dividend. The dividend of $9.5 million was paid November 17, 2008 to all common shareholders of record on November 3, 2008.


I.  SUBSEQUENT EVENT

On February 3, 2009, the Company announced the payment of a $0.25 per share cash dividend. The dividend of approximately $9.4 million will be payable February 27, 2009 to all common shareholders of record on February 13, 2009.



       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         Results of Operations for the Quarter and Six Months
                    ended December 31, 2008 and 2007

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

Overall Results

Consolidated net sales and net earnings for the quarter ended December 31, 2008 were comparable to the quarter ended December 31, 2007. Consolidated net sales and net earnings for the six months ended December 31, 2008 increased 9.2% and 11.8%, respectively, compared to the six months ended December 31, 2007. Consolidated net sales and net earnings were unfavorably affected by the strengthening of the U.S. dollar as compared to foreign currencies in the second quarter of fiscal 2009. The unfavorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and Euros) into U.S. dollars was $3.4 million and $2.7 million for the quarter and six months ended December 31, 2008, respectively. The unfavorable impact on consolidated net earnings of the change from the prior year in exchange rates (primarily British pounds sterling) used to convert foreign currency financial statements to U.S. dollars was $1.5 million and $1.8 million for the quarter and six months ended December 31, 2008, respectively. In the first six months of fiscal 2009, the Company generated cash of $53.3 million from operating activities, paid cash of $78.3 million for the repurchase and retirement of common stock, paid cash dividends of $9.5 million and had cash, cash equivalents and available-for-sale investments of $229 million at December 31, 2008 compared to $294 million at June 30, 2008.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2008 were $61.9 million and $131.2 million, respectively, a decrease of $266,000 (0.4%) and an increase of $11.1 million (9.2%), respectively, from the quarter and six months ended December 31, 2007. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 5.0% and 11.5% for the quarter and six months ended December 31, 2008, respectively, from the comparable prior-year periods. Included in consolidated net sales for the quarter and six months ended December 31, 2008 was $645,000 and $910,000, respectively, of sales of new biotechnology products which had their first sale in fiscal 2009.

Biotechnology net sales increased $1.2 million (3.0%) and $8.4 million (10.8%), respectively, for the quarter and six months ended December 31, 2008, primarily from increased sales volume. North American sales to industrial and academic customers grew less than 2.0% during the second quarter of fiscal 2009. The Company attributes the lower second quarter sales growth rate to customer caution in a time of economic uncertainty.

R&D Europe net sales decreased $1.7 million (9.2%) for the quarter and increased $1.7 million (5.1%) for the six months ended December 31, 2008, respectively, from the comparable prior-year periods. R&D Europe's net sales increased 8.6% and 13.0%, respectively, for the quarter and six months ended December 31, 2008, when measured at currency rates in effect in the comparable prior-year period, mainly as a result of increased sales volume. Approximately 75% of R&D Europe sales are in non-British pound sterling currencies (mainly Euro) which had a favorable impact on consolidated net sales of approximately $2.2 million and $4.6 million, respectively, in the quarter and six months ended December 31, 2008 as a result of the change in exchange rates used to convert sales in other currencies to British pounds sterling. This favorable impact was offset by an unfavorable impact on consolidated net sales of approximately $5.6 million and $7.3 million for the quarter and six months ended December 31, 2008, respectively, as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars.

Hematology sales increased $288,000 (7.2%) and $877,000 (11.5%) for the quarter and six months ended December 31, 2008, respectively, compared to the same prior-year periods, as a result of increased sales volume.

The Company has long-term targeted annual sales growth goals for each of its business segments. The targeted sales growth goals, which are based on historical sales growth, are 10%-12% for biotechnology, 7%-9% for R&D Europe (in constant currency) and 1%-2% for hematology. Based on the relative size of each segment, the consolidated targeted annual growth goal is 8%-10%, excluding the effect of changes in exchange rates. The Company believes that these are reasonable long-term goals, however, the Company recognizes that actual results may vary in given quarters and periods due to general economic conditions and other factors including those identified in the Forward Looking and Cautionary Statements section below.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
Biotechnology                           77.2%     79.4%     79.2%     79.8%
R&D Europe                              52.1%     56.4%     55.3%     55.6%
Hematology                              43.5%     42.7%     43.9%     40.5%
Consolidated gross margin               78.3%     79.5%     79.8%     79.3%

Consolidated gross margins, as a percentage of consolidated net sales, decreased from 79.5% for the quarter ended December 31, 2007 to 78.3% for the quarter ended December 31, 2008. This decrease was primarily caused by lower gross margins in Europe resulting from unfavorable exchange rates. Consolidated gross margins, as a percentage of consolidated net sales increased slightly from 79.3% for the six months ended December 31, 2007 to 79.8% for the six months ended December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were composed of the following (in thousands):

                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
Biotechnology                        $  5,418  $  5,534  $ 10,559  $ 10,158
R&D Europe                              2,094     2,599     4,377     4,861
Hematology                                398       487       834       954
Corporate                               1,793     2,025     2,773     2,762
                                     --------  --------  --------  --------
Total selling, general and
  administrative expenses            $  9,703  $ 10,645  $ 18,543  $ 18,735
                                     ========  ========  ========  ========

Selling, general and administrative expenses for the quarter and six months ended December 31, 2008 decreased $942,000 (8.9%) and $192,000 (1.0%), respectively, from the same prior-year periods. The decrease in selling, general and administrative expenses from the comparable prior-year periods were the result of the following (in thousands):

                                                QUARTER   SIX MONTHS
                                                -------   ----------
Change in exchange rates to convert
  foreign expenses to U.S. dollars              ($  685)    ($  887)
Reduction in profit sharing expense                (670)       (617)
Other, including annual wage, salary
  and benefits increases                            413       1,312
                                                -------     -------
                                                ($  942)    ($  192)
                                                =======     =======

Research and Development Expenses

Research and development expenses were composed of the following (in thousands):
                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
Biotechnology                        $  5,643  $  5,368  $ 11,360  $ 10,370
Hematology                                203       194       396       373
                                     --------  --------  --------  --------
Total research and development
 expenses                            $  5,846  $  5,562  $ 11,756  $ 10,743
                                     ========  ========  ========  ========


The increase in Biotechnology research and development expenses was primarily due to additional research personnel added during fiscal 2008 and annual wage and salary increases from the comparable prior-year period.

Interest Income

Interest income decreased $1.0 million and $1.2 million for the quarter and six months ended December 31, 2008, respectively, from the comparable prior-year periods, primarily as a result of lower rates of return on cash and available-for-sale investments and to a lesser extent to lower cash and available-for-sale investment balances.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.

                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
Foreign currency (losses) gains     ($      6) $    153 ($    480) $    317
Rental income                             131       111       230       178
Real estate taxes, depreciation
  and utilities                          (551)     (600)   (1,104)   (1,144)
Losses by equity method investees        (286)     (237)     (545)     (493)
                                     --------  --------  --------  --------
Total other non-operating expense   ($    712)($    573)($  1,899)($  1,142)
                                     ========  ========  ========  ========

Income Taxes

Income taxes for the quarter and six months ended December 31, 2008 were provided at rates of 30.8% and 32.3%, respectively, of consolidated earnings before income taxes, compared to 33.6% of consolidated earnings before income taxes for both the quarter and six months ended December 31, 2007. Income tax expense in the second quarter of fiscal 2009 benefited from the renewal of the U.S. research and development credit. The $695,000 credit for the quarter ended December 31, 2008, included credit for the January to June 2008 period in addition to a credit for the current-year six month period.
Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. Without other significant business developments, the Company expects its fiscal 2009 effective income tax rate to range from approximately 32.5% to 33.5%.

Liquidity and Capital Resources

At December 31, 2008, cash and cash equivalents and available-for-sale investments were $229 million compared to $294 million at June 30, 2008.
Cash and cash equivalents at December 31, 2008 and June 30, 2008 included $98.3 million (67.4 million British pounds sterling) and $116.6 million (58.5 million British pound sterling), respectively, at R&D Europe. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $53.3 million from operating activities in the first six months of fiscal 2009 compared to $52.7 million in the first six months of fiscal 2008. The increase from the prior year was primarily due to an increase in consolidated net earnings in the current year of $5.5 million offset by decreases in salary, wages and other accruals and income taxes payable.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2009 and fiscal 2008 were $2.1 million and $5.7 million, respectively. The capital additions in the first six months of fiscal 2009 were mainly for laboratory and computer equipment. Included in capital expenditures for the first six months of fiscal 2008 was $4.3 million for building renovation and construction. The remaining capital additions in the first six months of fiscal 2008 were for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2009 are expected to be approximately $4.5 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the six months ended December 31, 2008, the Company purchased $40.5 million and had sales or maturities of $59.9 million of available-for-sale investments. During the six months ended December 31, 2007, the Company purchased $30.9 million and had sales or maturities of $17.7 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

During the six months ended December 31, 2008, the Company received a $1.3 million distribution from its investment in Nephromics, LLC (Nephromics).
The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. At December 31, 2008, the Company's net investment in Nephromics was $4.7 million.

During the six months ended December 31, 2007, the Company invested $1.4 million for a 19% interest in ACTGen, Inc., a development stage biotechnology company located in Japan.

Cash Flows From Financing Activities

Cash of $856,000 and $2.6 million was received during the six months ended December 31, 2008 and 2007, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $72,000 and $400,000 for the six months ended December 31, 2008 and 2007, respectively.

During the first six months of fiscal 2009 and 2008, the Company purchased 22,637 and 23,641 shares of common stock, respectively, for its employee stock bonus plans at a cost of $1.7 million and $1.5 million, respectively.

During the first six months of fiscal 2009, the Company purchased and retired approximately 1.2 million shares of common stock at a market value of $78.3 million. During the first six months of fiscal 2008, the Company purchased and retired approximately 321,000 shares of common stock at a market value of $20.6 million of which $19.6 million was disbursed prior to December 31, 2007.

On October 23, 2008, the Company announced the payment of a $0.25 per share cash dividend. The dividend of $9.5 million was paid November 17, 2008 to all common shareholders of record on November 3, 2008. On February 3, 2009, the Company announced the payment of a $0.25 per share cash dividend. The dividend of approximately $9.4 million will be payable February 27, 2009 to all common shareholders of record on February 13, 2009.

Contractual Obligations

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the six months ended December 31, 2008.

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

Recent Accounting Pronouncements

In February 2008, the FASB amended SFAS 157 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. As disclosed in Note C to the Condensed Consolidated Financial Statements included in this Form 10-Q, the Company partially adopted the provisions of SFAS 157 effective in the first quarter of fiscal 2009. The Company expects to adopt the remaining provisions of SFAS 157 beginning in the first quarter of fiscal 2010. The adoption of the provisions of SFAS 157 related to other nonfinancial assets and liabilities is not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R must be applied to business combinations consummated by the Company subsequent to December 15, 2008.
                                 15


Forward Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to target sales growth goals, the effective tax rate, the amount of capital expenditures for the remainder of the fiscal year and the sufficiency of currently available funds for meeting the Company's needs. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, general economic conditions, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, the impact of governmental regulation and intellectual property litigation, the recruitment and retention of qualified personnel, the success of our expansion into China and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2008 as filed with the Securities and Exchange Commission.


    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $110 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro (approximately 19% of consolidated net sales), the British pound sterling (approximately 8% of consolidated net sales) and the Chinese yuan (approximately 2% of consolidated net sales) to the U.S. dollar as the financial position and operating results of the Company's foreign operations
are translated into U.S. dollars for consolidation.   At the current level of
R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $2.5 million effect on consolidated operating income annually.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar were a follows:

                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
British pound sterling               $   1.54  $   2.04  $   1.70  $   2.04
Euro                                     1.31      1.46      1.40      1.42
Chinese yuan                             .146      .135      .146      .134

                                  16

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At December 31, 2008, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):
                                          DENOMINATED         U.S. DOLLAR
                                            CURRENCY          EQUIVALENT
                                          -----------         -----------
Accounts Receivable in:
 Euros                                    1,007 Br. pound         $ 1,470
 Other European currencies                  507 Br. pound         $   740

Intercompany Payable in:
 Euros                                      162 Br. pound         $   237
 U.S. dollars                             2,918 Br. pound         $ 4,258
 U.S. dollars                             3,361 Chinese yuan      $   492


All of the above balances are revolving in nature and are not deemed to be long-term balances.

The Company's subsidiaries recognized net foreign currency gains and (losses) as follows (in thousands):

                                        QUARTER ENDED     SIX MONTHS ENDED
                                     ------------------  ------------------
                                     12/31/08  12/31/07  12/31/08  12/31/07
                                     --------  --------  --------  --------
In foreign currency:
 R&D Europe (Br. pound)                    35        81      (225)      177
 R&D China (Chinese yuan)                 (10)      (90)        7      (345)

In U.S. Dollars:
 R&D Europe                          ($     5)  $   165  ($   481)  $   363
 R&D China                                 (1)      (12)        1       (46)
                                     --------  --------  --------  --------
                                     ($     6)  $   153  ($   480)  $   317
                                     ========  ========  ========  ========

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

                                    17



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



    ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2008:
                                                                Maximum
                                                              Approximate
                                        Total Number of     Dollar Value of
                    Total               Shares Purchased    Shares that May
                    Number   Average    as Part of          Yet Be Purchased
                  of Shares  Price Paid Publicly Announced  Under the Plans
Period            Purchased  Per Share  Plans or Programs     or Programs
----------------  ---------  ---------- ------------------  ----------------
10/1/08-10/31/08    415,380    $67.01        415,380         $54.7 million
11/1/08-11/30/08    272,499    $64.33        272,499         $37.2 million
12/1/08-12/31/08    271,811    $63.80        271,811         $19.8 million

In November 2007, the Company authorized a plan for the repurchase and retirement of $150 million of its common stock. The plan does not have an expiration date.


                  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


            ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 23, 2008 is contained in the Company's Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.


                       ITEM 5 - OTHER INFORMATION


None.

                         ITEM 6 - EXHIBITS

See "exhibit index" following the signature page.


                                   18



                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TECHNE CORPORATION
                                      (Company)


Date:  February 6, 2009               /s/ Thomas E. Oland
                                     ----------------------------------
                                     President, Chief Executive Officer

       February 6, 2009              /s/ Gregory J. Melsen
                                     ----------------------------------
                                     Chief Financial Officer



                           EXHIBIT INDEX
                                 TO
                             FORM 10-Q

                            TECHNE CORPORATION

Exhibit #       Description

31.1*           Section 302 Certification

31.2*           Section 302 Certification

32.1*           Section 906 Certification

32.2*           Section 906 Certification

-------------------
*Filed herewith