Form 10-Q
period 2009-03-31
TECHNE CORP /MN/
filed 2009-05-07
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009, or

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

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such
files). Yes (   ) No (     )

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

At May 6, 2009, 37,242,967 shares of the Company's Common Stock (par value $.01) were outstanding.

                              TECHNE CORPORATION
                                  FORM 10-Q
                                MARCH 31, 2009

                                     INDEX

                                                              PAGE NO.
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

         Condensed Consolidated Balance Sheets as of
         March 31, 2009 and June 30, 2008                         3

         Condensed Consolidated Statements of Earnings
         for the Quarter and Nine Months Ended
         March 31, 2009 and 2008                                  4

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended March 31, 2009 and 2008        5

         Notes to Condensed Consolidated Financial Statements     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                              16

ITEM 4.  CONTROLS AND PROCEDURES                                  17

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        18

ITEN 1A. RISK FACTORS                                             18

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS                                          18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS          18

ITEM 5.  OTHER INFORMATION                                        18

ITEM 6.  EXHIBITS                                                 18

SIGNATURES                                                        19

                   PART I. FINANCIAL INFORMATION

                   ITEM 1 - FINANCIAL STATEMENTS

                TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
          (in thousands, except share and per share data)
                             (unaudited)

                                                       3/31/09    6/30/08
                                                      --------   --------
ASSETS
  Cash and cash equivalents                           $133,821   $166,992
  Short-term available-for-sale investments             33,296     39,353
  Trade accounts receivable, net                        31,593     31,747
  Other receivables                                      3,019      1,585
  Inventories                                           10,749      9,515
  Deferred income taxes                                  9,297      8,433
  Prepaid expenses                                         900        808
                                                      --------   --------
    Total current assets                               222,675    258,433
                                                      --------   --------

  Available-for-sale investments                        66,925     87,384
  Property and equipment, net                           97,428    101,722
  Goodwill                                              25,068     25,068
  Intangible assets, net                                 3,244      3,964
  Deferred income taxes                                  3,192      5,055
  Investments in unconsolidated entities                22,458     24,749
  Other assets                                             813        994
                                                      --------   --------
                                                      $441,803   $507,369
                                                      ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                              $  4,905   $  4,343
  Salaries, wages and related accruals                   4,330      8,584
  Other accounts payable and accrued expenses            2,306      1,768
  Income taxes payable                                   3,373      5,544
                                                      --------   --------
    Total current liabilities                           14,914     20,239
                                                      --------   --------

  Common stock, par value $.01 per share;
   authorized 100,000,000; issued and outstanding
   37,276,150 and 38,643,480, respectively                 373        386
  Additional paid-in capital                           117,730    115,408
  Retained earnings                                    331,336    359,208
  Accumulated other comprehensive (loss) income        (22,550)    12,128
                                                      --------   --------
    Total stockholders' equity                         426,889    487,130
                                                      --------   --------
                                                      $441,803   $507,369
                                                      ========   ========


         See notes to condensed consolidated financial statements.

                  TECHNE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (in thousands, except per share data)
                            (unaudited)

                                        QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/09  3/31/08   3/31/09   3/31/08
                                       -------  -------  --------  --------
Net sales                              $67,866  $69,522  $199,066  $189,651
Cost of sales                           14,316   14,146    40,832    39,001
                                       -------  -------  --------  --------
Gross margin                            53,550   55,376   158,234   150,650
                                       -------  -------  --------  --------

Operating expenses:
  Selling, general and administrative    7,061    8,994    25,604    27,729
  Research and development               5,809    5,839    17,565    16,582
  Amortization of intangible assets        240      283       720       853
                                       -------  -------  --------  --------
     Total operating expenses           13,110   15,116    43,889    45,164
                                       -------  -------  --------  --------
Operating income                        40,440   40,260   114,345   105,486
                                       -------  -------  --------  --------
Other income (expense):
  Interest income                        1,504    3,155     6,596     9,405
  Other non-operating expense, net      (1,103)    (423)   (3,002)   (1,565)
                                       -------  -------  --------  --------
      Total other income                   401    2,732     3,594     7,840
                                       -------  -------  --------  --------
Earnings before income taxes            40,841   42,992   117,939   113,326
Income taxes                            13,200   13,402    38,083    37,025
                                       -------  -------  --------  --------
Net earnings                           $27,641  $29,590  $ 79,856  $ 76,301
                                       =======  =======  ========  ========

Earnings per share:
 Basic                                 $  0.74  $  0.76  $   2.10  $   1.94
 Diluted                               $  0.74  $  0.76  $   2.10  $   1.94

Cash dividends per common share        $  0.25  $    --  $   0.50  $     --

Weighted average common
 shares outstanding:
  Basic                                 37,427   39,000    37,986    39,296
  Diluted                               37,499   39,108    38,085    39,396


          See notes to condensed consolidated financial statements.

                      TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)

                                                        NINE MONTHS ENDED
                                                       --------------------
                                                        3/31/09    3/31/08
                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                          $  79,856  $  76,301
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                           5,801      5,254
   Deferred income taxes                                    (260)      (795)
   Stock-based compensation expense                        1,303      1,663
   Excess tax benefit from stock option exercises            (80)      (409)
   Losses by equity method investees                         951        836
   Other                                                     380        224
   Change in operating assets and operating liabilities:
    Trade accounts and other receivables                  (2,858)    (2,557)
    Inventories                                           (1,918)    (1,565)
    Prepaid expenses                                        (146)      (220)
    Trade, other accounts payable and accrued expenses     1,272       (580)
    Salaries, wages and related accruals                  (2,444)     1,427
    Income taxes payable                                    (826)     2,491
                                                       ---------  ---------
     Net cash provided by operating activities            81,031     82,070
                                                       ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                      (3,204)    (6,914)
 Purchase of available-for-sale investments              (40,473)   (42,880)
 Proceeds from sales of available-for-sale investments    39,318     25,055
 Proceeds from maturities of available-for-
  sale investments                                        29,590     18,898
 Increase in other assets                                     --       (608)
 Increase in investments in unconsolidated entities           --     (1,723)
 Distribution from unconsolidated entity                   1,340         --
                                                       ---------  ---------
     Net cash provided by (used in)
      investing activities                                26,571     (8,172)
                                                       ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                    930      2,630
 Excess tax benefit from stock option exercises               80        409
 Purchase of common stock for stock bonus plans           (1,681)    (1,494)
 Dividends paid                                          (18,883)        --
 Repurchase and retirement of common stock               (88,693)   (47,807)
                                                       ---------  ---------
     Net cash used in financing activities              (108,247)   (46,262)
                                                       ---------  ---------

Effect of exchange rate changes on cash                  (32,526)      (272)
                                                       ---------  ---------
Net (decrease) increase in cash and cash equivalents     (33,171)    27,364
Cash and cash equivalents at beginning of period         166,992    135,485
                                                       ---------  ---------
Cash and cash equivalents at end of period             $ 133,821  $ 162,849
                                                       =========  =========


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

A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2008. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2008 included in the Company's Annual Report on Form 10-K for fiscal 2008.

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                       3/31/09    6/30/08
                                                      --------   --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                           $ 31,905   $ 31,900
    Less allowance for doubtful accounts                   312        153
                                                      --------   --------
      NET TRADE ACCOUNTS RECEIVABLE                   $ 31,593   $ 31,747
                                                      ========   ========
INVENTORIES
  Raw materials                                       $  4,720   $  3,962
  Supplies                                                 148        123
  Finished goods                                         5,881      5,430
                                                      --------   --------
      TOTAL INVENTORIES                               $ 10,749   $  9,515
                                                      ========   ========
PROPERTY AND EQUIPMENT
  Land                                                $  5,641   $  5,608
  Buildings and improvements                           114,881    116,107
  Laboratory equipment                                  24,193     22,826
  Office equipment                                       4,894      4,856
                                                      --------   --------
                                                       149,609    149,397
    Less accumulated depreciation and amortization      52,181     47,675
                                                      --------   --------
      NET PROPERTY AND EQUIPMENT                      $ 97,428   $101,722
                                                      ========   ========
INTANGIBLE ASSETS
  Customer relationships                              $  1,966   $  1,966
  Technology                                             3,483      3,483
  Trade names                                            1,396      1,396
                                                      --------   --------
                                                         6,845      6,845
    Less accumulated amortization                        3,601      2,881
                                                      --------   --------
      NET INTANGIBLE ASSETS                           $  3,244   $  3,964
                                                      ========   ========

                                                       3/31/09    6/30/08
                                                      --------   --------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
  Foreign currency translation adjustments            ($23,050)  $ 13,733
  Unrealized gains (losses) on available-for-
   sale investments                                        500     (1,605)
                                                      --------   --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE
         (LOSS) INCOME                                ($22,550)  $ 12,128
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


C.  FAIR VALUE MEASUREMENTS:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective July 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company's consolidated financial statements. Certain other provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on July 1, 2009, and will be applied prospectively. The adoption of the provisions of SFAS 157 related to other nonfinancial assets and liabilities is not expected to have a material impact on the Company's consolidated financial statement disclosures.

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

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 (in thousands):
                                  Level 1
                                  -------
Available-for-sale securities    $100,221

D.  EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):

                                        QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/09  3/31/08   3/31/09   3/31/08
                                       -------  -------  --------  --------
Weighted average common shares
 outstanding-basic                      37,427   39,000    37,986    39,296
Dilutive effect of stock options
 and warrants                               72      108        99       100
                                       -------  -------  --------  --------
Weighted average common shares
 outstanding-diluted                    37,499   39,108    38,085    39,396
                                       =======  =======  ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 75,000 and 61,000 for the quarter and nine months ended March 31, 2009, respectively, and 41,000 for both the quarter and nine months ended March 31, 2008.


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

Following is financial information relating to the Company's operating segments (in thousands):

                                        QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/09  3/31/08   3/31/09   3/31/08
                                       -------  -------  --------  --------
External sales
  Biotechnology                        $45,139  $45,090  $131,608  $123,114
  R&D Europe                            18,293   20,226    54,518    54,702
  Hematology                             4,434    4,206    12,940    11,835
                                       -------  -------  --------  --------
Total consolidated net sales           $67,866  $69,522  $199,066  $189,651
                                       =======  =======  ========  ========
Earnings before income taxes
  Biotechnology                        $33,281  $32,246  $ 93,869  $ 86,687
  R&D Europe                             7,274   11,160    24,813    28,788
  Hematology                             1,692    1,175     4,387     3,185
  Corporate and equity method investees (1,406)  (1,589)   (5,130)   (5,334)
                                       -------  -------  --------  --------
Total earnings before income taxes     $40,841  $42,992  $117,939  $113,326
                                       =======  =======  ========  ========

F.  STOCK OPTIONS:

Option activity under the Company's stock option plans during the nine months ended March 31, 2009 was as follows:

                                        WEIGHTED   WEGHTED
                                          AVG.      AVG.          AGGREGATE
                               SHARES   EXERCISE  CONTRACTUAL     INTRINSIC
                             (in 000's)   PRICE    LIFE (Yrs.)      VALUE
                              --------  --------  -----------     ----------
Outstanding at June 30, 2008     372     $47.36
Granted                           37     $66.16
Exercised                        (20)    $47.46
Forfeited or expired              --        --
                                 ---
Outstanding at March 31, 2009    389     $49.13        4.9       $3.3 million
                                 ===
Exercisable at March 31, 2009    360     $48.29        4.9       $3.3 million
                                 ===

No options were granted during the quarters ended March 31, 2009 and 2008. The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                        NINE MONTHS ENDED
                                        ------------------
                                         3/31/09   3/31/08
                                        --------  --------
Dividend yield                              --       --
Expected annualized volatility           24%-37%   24%-46%
Risk free interest rate                3.2%-3.5% 4.2%-4.6%
Expected life                            8 years   7 years
Weighted average fair value of
 options granted                          $30.26    $35.75

The Company declared and paid its first ever dividend during the quarter ended December 31, 2008. As the Company had not established a practice of paying dividends prior to the granting of options in the first half of fiscal 2009, an expected dividend yield of zero was used to estimate the fair value of options granted in the first half of fiscal 2009. This assumption may be subject to change for valuing future option grants if the Company continues to pay dividends. The expected annualized volatility is based on the Company's historical stock price over a period equivalent to the expected life of the option granted. The risk-free interest rate is based on U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value.

The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2009 was $52,000 and $604,000, respectively. The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2008 was $37,000 and $2.1 million, respectively. Stock option exercises were satisfied through the issuance of new shares. The total fair value of options vested during the nine months ended March 31, 2009 was $1.1 million. No options vested during the quarter ended March 31, 2009. The total fair value of options vested during the quarter and nine months ended March 31, 2008 was $164,000 and $1.7 million, respectively.

Stock-based compensation cost of $63,000 and $1.3 million was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2009, respectively. Stock-based compensation cost of $77,000 and $1.7 million was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2008, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of March 31, 2009, there was $247,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal years 2009 and 2010.


G.  COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):

                                        QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/09  3/31/08   3/31/09   3/31/08
                                       -------  -------  --------  --------
Net earnings                           $27,641  $29,590  $ 79,856  $ 76,301
 Other comprehensive income:
  Foreign currency translation
   adjustments                          (2,142)     560   (36,783)     (129)
  Unrealized gain (loss) on
   available-for-sale investments,
   net of tax                              662   (2,039)    2,105    (1,378)
                                       -------  -------  --------  --------
Comprehensive income                   $26,161  $28,111  $ 45,178  $ 74,794
                                       =======  =======  ========  ========

H.  DIVIDENDS

The Company paid cash dividends of $0.25 per share in each of the second and third quarters of fiscal 2009. Total cash dividends paid through March 31, 2009 were $18.9 million.


I.  SUBSEQUENT EVENT

On April 28, 2009, the Company announced the payment of a $0.25 per share cash dividend and a $60 million increase in the amount authorized for its stock repurchase program. The dividend of approximately $9.3 million will be payable May 22, 2009 to all common shareholders of record on May 8, 2009.


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          Results of Operations for the Quarter and Nine Months
                       Ended March 31, 2009 and 2008

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

Overall Results

Consolidated net earnings decreased 6.6% and increased 4.7% for the quarter and nine months ended March 31, 2009, respectively, compared to the same prior-year periods. Consolidated net sales and net earnings were unfavorably affected by the strengthening of the U.S. dollar as compared to foreign currencies in the second and third quarters of fiscal 2009. The unfavorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and Euros) into U.S. dollars was $3.6 million and $6.4 million for the quarter and nine months ended March 31, 2009, respectively. The unfavorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert foreign currency financial statements to U.S. dollars was $1.5 million and $3.3 million for the quarter and nine months ended March 31, 2009, respectively. In the first nine months of fiscal 2009, the Company generated cash of $81.0 million from operating activities, paid cash of $88.7 million for the repurchase and retirement of common stock, paid cash dividends of $18.9 million and had cash, cash equivalents and available-for-sale investments of $234 million at March 31, 2009 compared to $294 million at June 30, 2008.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2009 were $67.9 million and $199.1 million, respectively, a decrease of $1.7 million (2.4%) and an increase of $9.4 million (5.0%), respectively, from the quarter and nine months ended March 31, 2008. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 2.9% and 8.3% for the quarter and nine months ended March 31, 2009, respectively, from the comparable prior-year periods. Included in consolidated net sales for the quarter and nine months ended March 31, 2009 was $1.3 million and $2.2 million, respectively, of sales of new biotechnology products which had their first sale in fiscal 2009.

Biotechnology net sales increased $49,000 (0.1%) and $8.5 million (6.9%), respectively, for the quarter and nine months ended March 31, 2009, primarily from increased sales volume during the first half of the fiscal year. North American sales to industrial pharmaceutical and biotechnology customers declined approximately 5% during the third quarter of fiscal 2009. Biotechnology sales to academic and Pacific Rim distributors grew about 3% during the same period. The Company attributes the lower third quarter sales growth rate to customer caution in a time of economic uncertainty.

R&D Europe net sales decreased $1.9 million (9.6%) and $184,000 (0.3%) for the quarter and nine months ended March 31, 2009, respectively, from the comparable prior-year periods. R&D Europe's net sales increased 8.5% and 11.3%, respectively, for the quarter and nine months ended March 31, 2009, when measured at currency rates in effect in the comparable prior-year period, mainly as a result of increased sales volume. Approximately 75% of R&D Europe sales are in non-British pound sterling currencies (mainly Euro) which had a favorable impact on consolidated net sales of approximately $3.3 million and $7.9 million, respectively, in the quarter and nine months ended March 31, 2009 as a result of the change in exchange rates used to convert sales in other currencies to British pounds sterling. This favorable impact was offset by an unfavorable impact on consolidated net sales of approximately $6.9 million and $14.3 million for the quarter and nine months ended March 31, 2009, respectively, as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars.

Hematology sales increased $228,000 (5.4%) and $1.1 million (9.3%) for the quarter and nine months ended March 31, 2009, respectively, compared to the same prior-year periods, as a result of increased sales volume.

The Company has long-term targeted annual sales growth goals for each of its business segments that it uses for internal planning purposes. The targeted sales growth goals, which are based on historical sales growth, are 10%-12% for biotechnology, 7%-9% for R&D Europe (in constant currency) and 1%-2% for hematology. Based on the relative size of each segment, the consolidated targeted annual growth goal is 8%-10%, excluding the effect of changes in exchange rates. Actual results could vary materially from these long-term goals, especially in specific quarters and periods due to general economic conditions and other uncertainties and factors including those identified in the Forward Looking and Cautionary Statements section below.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                        QUARTER ENDED    NINE MONTHS ENDED
                                       ----------------  ------------------
                                       3/31/09  3/31/08   3/31/09   3/31/08
                                       -------  -------  --------  --------
Biotechnology                            79.4%    79.8%     79.3%     79.8%
R&D Europe                               48.6%    56.9%     53.0%     56.1%
Hematology                               47.6%    41.4%     45.1%     40.8%
Consolidated gross margin                78.9%    79.7%     79.5%     79.4%

Consolidated gross margins, as a percentage of consolidated net sales, decreased from 79.7% for the quarter ended March 31, 2008 to 78.9% for the quarter ended March 31, 2009. This decrease was primarily caused by lower gross margins in Europe resulting from unfavorable exchange rates. Consolidated gross margins, as a percentage of consolidated net sales increased slightly from 79.4% for the nine months ended March 31, 2008 to 79.5% for the nine months ended March 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were composed of the following (in thousands):

                                        QUARTER ENDED     NINE MONTHS ENDED
                                       ----------------   -----------------
                                       3/31/09  3/31/08   3/31/09   3/31/08
                                       -------  -------   -------   -------
Biotechnology                          $ 4,262  $ 5,257   $14,821   $15,415
R&D Europe                               1,714    2,311     6,091     7,172
Hematology                                 310      489     1,144     1,443
Corporate                                  775      937     3,548     3,699
                                       -------  -------   -------   -------
Total selling, general and
  administrative expenses              $ 7,061  $ 8,994   $25,604   $27,729
                                       =======  =======   =======   =======

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2009 decreased $1.9 million (21.5%) and $2.1 million (7.7%), respectively, from the same prior-year periods. The decrease in selling, general and administrative expenses from the comparable prior-year periods were the result of the following (in thousands):

                                               QUARTER     NINE MONTHS
                                               --------    -----------
Change in exchange rates to convert
 foreign expenses to U.S. dollars              ($  651)      ($1,538)
Reduction in profit sharing expense             (1,326)       (1,943)
Other, including annual wage, salary and
 benefits increases                                 44         1,356
                                               --------    ---------
                                                ($1,933)     ($2,125)
                                               ========    =========

The reduction in profit sharing expense for the quarter and nine months ended March 31, 2009 was directly related to the Company's results for the periods. The Company's annual contribution to its profit sharing plans, in which all qualified employees participate, is based on the percentage increase in sales and after tax earnings from the prior year.

Research and Development Expenses

Research and development expenses were composed of the following (in thousands):

                                         QUARTER ENDED     NINE MONTHS ENDED
                                        ----------------   -----------------
                                        3/31/09  3/31/08   3/31/09   3/31/08
                                        -------  -------   -------   -------
Biotechnology                           $ 5,622  $ 5,640   $16,982   $16,010
Hematology                                  187      199       583       572
                                        -------  -------   -------   -------
Total research and development expenses $ 5,809  $ 5,839   $17,565   $16,582
                                        =======  =======   =======   =======

Interest Income

Interest income decreased $1.6 million and $2.8 million for the quarter and nine months ended March 31, 2009, respectively, from the comparable prior-year periods, primarily as a result of lower rates of return on cash and available-for-sale investments and, to a lesser extent to lower cash and available-for-sale investment balances.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.

                                         QUARTER ENDED     NINE MONTHS ENDED
                                        ----------------   -----------------
                                        3/31/09  3/31/08   3/31/09   3/31/08
                                        -------  -------   -------   -------
Foreign currency (losses) gains         ($  239)  $  462   ($  719)   $  779
Rental income                               115       91       345       269
Real estate taxes, depreciation
 and utilities                             (573)    (633)   (1,677)   (1,777)
Losses by equity method investees          (406)    (343)     (951)     (836)
                                        -------  -------   -------   -------
Total other non-operating expense       ($1,103) ($  423)  ($3,002)  ($1,565)
                                        =======  =======   =======   =======
Income Taxes

Income taxes for both the quarter and nine months ended March 31, 2009 were provided at rates of 32.3% of consolidated earnings before income taxes, compared to 31.2% and 32.7% of consolidated earnings before income taxes for the quarter and nine months ended March 31, 2008. Income tax expense for the first nine months of fiscal 2009 benefited from the renewal of the U.S. research and development credit. Included in income tax expense for the nine months ended March 31, 2009 was a $354,000 credit for the January to June 2008 period. The effective rate in the quarter ended March 31, 2008, was positively impacted by changes in state apportionment estimates. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects its fiscal 2009 effective income tax rate to range from approximately 32.0% to 33.0%.

Liquidity and Capital Resources

At March 31, 2009, cash and cash equivalents and available-for-sale investments were $234 million compared to $294 million at June 30, 2008.
Cash and cash equivalents at March 31, 2009 and June 30, 2008 included $100.4 million (70.0 million British pounds) and $116.6 million (58.5 million British pounds), respectively, at R&D Europe. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash Flows From Operating Activities

The Company generated cash of $81.0 million from operating activities in the first nine months of fiscal 2009 compared to $82.1 million in the first nine months of fiscal 2008. The decrease from the prior year was primarily due to a decrease in salary, wages and related accruals and income taxes payable partially offset by an increase in consolidated net earnings in the current year of $3.6 million.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal 2009 and 2008 were $3.2 million and $6.9 million, respectively. Included in capital expenditures for the first nine months of fiscal 2009 and 2008 was $781,000 and $4.6 million for building renovation and construction, respectively. The remaining capital additions in the first nine months of fiscal 2009 and 2008 were for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2009 are expected to be approximately $3.0 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the nine months ended March 31, 2009, the Company purchased $40.5 million and had sales or maturities of $68.9 million of available-for-sale investments. During the nine months ended March 31, 2008, the Company purchased $42.9 million and had sales or maturities of $43.9 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

During the nine months ended March 31, 2009, the Company received a $1.3 million distribution from its investment in Nephromics, LLC (Nephromics).
The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. At March 31, 2009, the Company's net investment in Nephromics was $4.6 million.

During the nine months ended March 31, 2008, the Company invested an additional $300,000 in Hemerus Medical, LLC and invested $1.4 million for a 19% interest in ACTGen, Inc., a development stage biotechnology company located in Japan.

Cash Flows From Financing Activities

Cash of $930,000 and $2.6 million was received during the nine months ended March 31, 2009 and 2008, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $80,000 and $409,000 for the nine months ended March 31, 2009 and 2008, respectively.

During the first nine months of fiscal 2009 and 2008, the Company purchased 22,637 and 23,641 shares of common stock, respectively, for its employee stock bonus plans at a cost of $1.7 million and $1.5 million, respectively.

During the first nine months of fiscal 2009, the Company purchased and retired approximately 1.4 million shares of common stock at a market value of $88.9 million of which $88.7 million was disbursed prior to March 31, 2009. During the first nine months of fiscal 2008, the Company purchased and retired approximately 758,000 shares of common stock at a market value of $49.3 million of which $47.8 million was disbursed prior to March 31, 2008.

During the nine months ended March 31, 2009, the Company paid cash dividends of $18.9 million to all common shareholders. On April 28, 2009, the Company announced the payment of an additional $0.25 per share cash dividend. The dividend of approximately $9.3 million will be payable May 22, 2009 to all common shareholders of record on May 8, 2009.

Contractual Obligations

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the nine months ended March 31, 2009.

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

Forward Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to target sales growth goals, the effective tax rate, the amount of capital expenditures for the remainder of the fiscal year, the Company's adoption and impact of recent accounting pronouncements and the sufficiency of currently available funds for meeting the Company's needs. These statements involve risks and uncertainties that may affect the actual results of operations.
The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, general economic conditions, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, the impact of governmental regulation and intellectual property litigation, the recruitment and retention of qualified personnel, the success of our expansion into China, the number of business or selling days in a period and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2008 as filed with the Securities and Exchange Commission.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2009, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $100.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company is exposed to market risk from foreign exchange rate fluctuations of the euro (approximately 19% of consolidated net sales), the British pound sterling (approximately 7% of consolidated net sales) and the Chinese yuan (approximately 2% of consolidated net sales) to the U.S. dollar as the financial position and operating results of the Company's foreign operations
are translated into U.S. dollars for consolidation.   At the current level of
R&D Europe operating results, a 10% increase or decrease in the average exchange rate used to translate operating results into U.S. dollars would have an approximate $2.6 million effect on consolidated operating income annually.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

                                         QUARTER ENDED     NINE MONTHS ENDED
                                        ----------------   -----------------
                                        3/31/09  3/31/08   3/31/09   3/31/08
                                        -------  -------   -------   -------
British pound sterling                    $1.44    $1.99     $1.61     $2.02
Euro                                       1.29     1.53      1.36      1.46
Chinese yuan                               .146     .141      .146      .136

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At March 31, 2009, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

                                          DENOMINATED      U.S. DOLLAR
                                            CURRENCY        EQUIVALENT
                                          -----------      -----------
Accounts Receivable in:
  Euros                                 958 Br. pounds        $1,375
  Other European currencies             797 Br. pounds        $1,144

Intercompany Payable in:
  Euros                                 295 Br. pounds        $  423
  U.S. dollars                        3,164 Br. pounds        $4,540
  U.S. dollars                        3,595 Chinese yuan      $  525


All of the above balances are revolving in nature and are not deemed to be long-term balances.

The Company's subsidiaries recognized net foreign currency gains and (losses) as follows (in thousands):

                                         QUARTER ENDED     NINE MONTHS ENDED
                                        ----------------   -----------------
                                        3/31/09  3/31/08   3/31/09   3/31/08
                                        -------  -------   -------   -------
In foreign currency:
  R&D Europe (Br. pounds)                  (163)     230      (388)      407
  R&D China (Chinese yuan)                   (8)      34        (1)     (311)

In U.S. Dollars:
  R&D Europe                             ($ 238)   $ 457    ($ 719)    $ 820
  R&D China                                  (1)       5        --       (41)
                                         ------    -----    ------     -----
                                         ( $239)   $ 462    ($ 719)    $ 779
                                         ======    =====    ======     =====

The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions.


                     ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



    ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2009:

                                       Total Number     Maximum Approximate
                                        of Shares         Dollar Value of
                 Total                Purchased as      Shares That May Yet
                Number     Average    Part of Publicly   Yet Be Purchased
               of Shares  Price Paid  Announced Plans    Under The Plans
Period         Purchased  Per Share    or Programs        or Programs
-------------- ---------  ----------  ----------------  --------------------
1/1/09-1/31/09        0     $   --              0          $19.8 million
2/1/09-2/28/09   55,044     $50.98         55,044          $17.0 million
3/1/09-3/31/09  158,447     $48.85        158,447          $9.3 million


In November 2007, the Company authorized a plan for the repurchase and retirement of $150 million of its common stock. In April 2009, the Company authorized an additional $60 million for its stock repurchase plan. The plan does not have an expiration date.


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

                                       TECHNE CORPORATION
                                      (Company)

Date:  May 7, 2009                     /s/ Thomas E. Oland
                                       President, Chief Executive Officer

       May 7, 2009                     /s/ Gregory J. Melsen
                                       Chief Financial Officer



                           EXHIBIT INDEX
                                TO
                             FORM 10-Q

                          TECHNE CORPORATION

Exhibit #    Description
---------    -----------
31.1*        Section 302 Certification

31.2*        Section 302 Certification

32.1*        Section 906 Certification

32.2*        Section 906 Certification

___________
*Filed herewith