Form 10-K
period 2009-06-30
TECHNE CORP /MN/
filed 2009-08-28
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                 FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 30, 2009

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

         Securities registered pursuant to Section 12(b) of the Act:
                      Common Stock, $0.01 par value

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes (X) No ( )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ( ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

Indicate by check mark whether the registrants has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act.
  Large accelerated filer (X)      Accelerated filer       ( )
  Non-accelerated filer   ( )      Small reporting company ( )

Indicate by check mark whether the Registrant is a shell company (as defined
in Exchange Act Rule 12b-2). ( ) Yes    (X) No

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on August 27, 2009 as reported on The Nasdaq Stock Market was approximately $1.6 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $0.01 par value Common Stock outstanding at August 27, 2009:
37,244,629.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.



                                TABLE OF CONTENTS

	                                                              Page
 PART I
   Item 1.   Business                                                   3

   Item 1A.  Risk Factors                                              10

   Item 1B.  Unresolved Staff Comments                                 12

   Item 2.   Properties                                                12

   Item 3.   Legal Proceedings                                         12

   Item 4.   Submission of Matters to a Vote of Security Holders       13

             Supplemental Item - Executive Officers of the Company     13

PART II
   Item 5.   Market for the Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity
             Securities                                                13

   Item 6.   Selected Financial Data                                   15

   Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations             16

   Item 7A.  Quantitative and Qualitative Disclosures about
             Market Risk                                               23

   Item 8.   Financial Statements and Supplementary Data               24

   Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                    39

   Item 9A.  Controls and Procedures                                   39

   Item 9B.  Other Information                                         39

PART III
   Item 10.  Directors, Executive Officers and Corporate Governance    39

   Item 11.  Executive Compensation                                    39

   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters            40

   Item 13.  Certain Relationships and Related Transactions,
             and Director Independence                                 40

   Item 14.  Principal Accounting Fees and Services                    40

PART IV
   Item 15.  Exhibits and Financial Statement Schedules                40

SIGNATURES                                                             41

                                    PART I

                               ITEM 1.  BUSINESS


OVERVIEW

TECHNE Corporation was incorporated on July 17, 1981 in the state of Minnesota. TECHNE Corporation and Subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems) and BiosPacific, Inc. (BiosPacific). The Company distributes biotechnology products in Europe through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes biotechnology products in China through its wholly-owned subsidiary, R&D Systems China, Co. Ltd. (R&D China).

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


THE MARKET

The Company manufactures and sells products for the biotechnology research and clinical diagnostics market (cytokines, assays and related products) and the clinical diagnostics market (hematology controls and calibrators). In fiscal 2009, 2008 and 2007, net sales from the Company's biotechnology segment were 66%, 64% and 66%, respectively, of consolidated net sales. Net sales from the Company's R&D Europe segment were 27%, 30% and 27%, respectively, of consolidated net sales for same periods. The Company's hematology segment net sales were 7%, 6% and 7% of consolidated net sales for fiscal 2009, 2008 and 2007, respectively. Financial information relating to the Company's operating segments is incorporated herein by reference to Note L to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.


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

The Company also has enzymes and intracellular cell signaling reagents in its
product portfolio.   Enzymes are biological catalysts that accelerate a
variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins. Many enzymes have the potential to serve as predictive biomarkers and therapeutic targets for a variety of diseases including cancer, Alzheimer's, arthritis, autoimmunity, diabetes, hypertension, obesity, AIDS and SARS.

The Company markets cytokine assay kits under the tradename Quantikine. These kits are used by researchers to quantify the level of a specific cytokine in biological fluids, such as serum, plasma, or urine. Cytokine quantification is an integral component of basic research as well as in the pharmaceutical discovery and development process.

The Company currently manufactures and sells nearly 14,000 biotechnology products.

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

These fundamental blood components (red cells, white cells and platelets) differ widely in size and concentration. As noted above, hematology controls are used in automated and semi-automated cell counting analyzers to make sure these instruments are counting blood cells in patient samples accurately.
One of the most frequently performed laboratory tests on a blood sample is a complete blood count (CBC). Doctors use this test in disease screening and diagnosis. More than one billion of these tests are done world-wide every year, the great majority with cell counting instruments. In most laboratories, the CBC consists of the white cell count, the red cell count, the hemoglobin reading, and the hematocrit reading (the percent of red cells in a volume of whole blood after it has been centrifuged). Also included in a CBC test is the differential, which numbers and classifies the different types of white cells.

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

Hematology Products

Whole Blood CBC Controls/Calibrators. The Company currently produces controls and calibrators for the following major brands of analyzers:
Abbott Diagnostics, Beckman Coulter, Siemens Healthcare Diagnostics, HORIBA Medical and Sysmex.

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

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by the Company. In fiscal 2009, 2008 and 2007, OEM contracts accounted for $7.6 million, $7.0 million and $6.0 million, respectively, or 3% of total consolidated net sales in each fiscal year.


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

In fiscal 2009, the Company introduced over 1,400 new biotechnology products. The Company is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. The Company also developed several new hematology control products in fiscal 2009 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

                                           Year Ended June 30,
                                            2009    2008    2007
                                          ------- ------- -------
     Research expense (in thousands):
     Biotechnology expenses               $22,792 $21,632 $19,333
     Hematology expenses                      772     762     749
                                          ------- ------- -------
                                          $23,564 $22,394 $20,082
                                          ======= ======= =======
     Percent of net sales                    8.9%    8.7%    9.0%


INVESTMENTS

Since fiscal 1998, the Company has invested in the preferred stock of ChemoCentryx, Inc. (CCX). CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX. The Company holds a 16.8% ownership percentage in CCX. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. The Company's net investment in CCX at both June 30, 2009 and 2008 was $14.3 million.

In fiscal 2004, the Company purchased a 10% interest in Hemerus Medical, LLC (Hemerus) for $3.0 million. In fiscal years 2006 through 2008, the Company invested an additional $1.8 million in Hemerus, increasing its ownership percentage to 19%. In fiscal 2009, as a result of Hemerus repurchasing and retiring a third party's membership units, the Company's ownership percentage increased to 22%. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Hemerus owns two patents, has several patent applications pending and has received FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus' filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. The Company's net investment in Hemerus was $2.2 million and $2.9 million at June 30, 2009 and 2008, respectively.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics LLC (Nephromics). Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. In fiscal 2008, Nephromics issued additional membership units which reduced the Company's ownership percentage to 16.8%. In fiscal 2009, the Company received a $1.3 million distribution from Nephromics. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. Its net investment in Nephromics was $4.5 million and $6.2 million at June 30, 2009 and 2008, respectively.

In fiscal 2008, the Company invested $1.4 million for a 19% interest in ACTGen, a development stage biotechnology company located in Japan. ACTGen has intellectual property related to the identification and expression of molecules. The technology covers techniques to identify cellular molecules which are destined to be secreted into tissue fluids or shuttled to the cell membrane. Such molecules represent an ideal target as disease biomarkers. The Company's net investment in ACTGen was $1.2 million and $1.3 million at June 30, 2009 and 2008, respectively.

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

Some of the Company's research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, the Company is subject to regulation and inspection by the Minnesota Department of Health and has been granted a license through August 2010. The license is renewable annually. The Company has had no difficulties in renewing this license in prior years and has no reason to believe it will not be renewed in the future. If, however, the license was not renewed, it would have minimal effect on the Company's business since there are other technologies the research groups could use to replace the use of radioisotopes.


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


PATENTS AND TRADEMARKS

R&D Systems owns patent protection for certain hematology controls which extend for various periods depending on the date of the patent application or patent grant. R&D Systems may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained. No assurance can be given that R&D Systems' products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. R&D Systems has not conducted a patent infringement study for each of its products. See Item
3. "Legal Proceedings" in this Annual Report on Form 10-K.

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to use patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2009, 2008 and 2007, total royalties expensed under these licenses were approximately $3.2 million, $3.0 million and $2.6 million, respectively.

R&D Systems has obtained federal trademark registration for certain of its hematology controls and biotechnology product groups which extend for various periods depending upon the date of the trademark grant. R&D Systems believes it has common law trademark rights to certain marks in addition to those which it has registered.

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


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2009, 2008 or 2007.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2008. The majority of the Company's biotechnology products are shipped within one day of receipt of the customers' orders. The majority of hematology products are shipped based on a preset, recurring schedule.


COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including GE Healthcare Life Sciences, BD Biosciences, EMD Biosciences, Inc., Life Technologies Corporation, Millipore Corporation, PeproTech, Inc., Santa Cruz Biotechnology, Inc., Abcam plc., Sigma-Aldrich Corporation and Thermo Fisher Scientific, Inc.. R&D Systems believes that it is the leading worldwide supplier of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Historically, most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors of R&D Systems' retail products are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Streck Laboratories, Inc., Siemens Healthcare Diagnostics Inc. and Sysmex Corporation. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck Laboratories, Inc.


EMPLOYEES

Through its subsidiaries, the Company employed 687 full-time and 59 part-time employees as of June 30, 2009, as follows:

                                     Full-time  Part-time
                                     ---------  ---------
     R&D Systems                           615         36
     R&D Europe                             53         20
     BiosPacific                             7          0
     R&D China                              12          3
                                           ---        ---
                                           687         59
                                           ===        ===

Included in R&D Europe employees are 8 full-time and 4 part-time employees at R&D Europe's sales subsidiary in Germany.

ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom, Germany and China had no material effect on the Company in fiscal 2009.


GEOGRAPHIC AREA FINANICAL INFORMATION

Following is financial information relating to geographic areas (in thousands):
                                           Year Ended June 30,
                                         2009     2008     2007
                                       -------- -------- --------
     Net sales
      United States                    $147,271 $141,443 $127,695
      Europe                             79,381   81,628   66,492
      Other areas                        37,304   34,349   29,295
                                       -------- -------- --------
     Total net sales                   $263,956 $257,420 $223,482
                                       ======== ======== ========

                                             As of June 30,
                                         2009     2008     2007
                                       -------- -------- --------
     Long-lived assets
      United States                    $ 93,571 $ 93,612 $ 90,965
      Europe                              7,214    8,992      867
      Other areas                            98      112       47
                                       -------- -------- --------
     Total long-lived assets           $100,883 $102,716 $ 91,879
                                       ======== ======== ========

Net sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements equipment, and other assets, net of depreciation and amortization. See the description of risks associated with the Company's foreign subsidiaries in Item 1A of this Annual Report on Form 10-K.


INVESTOR INFORMATION

The Company is subject to the information requirements of the Securities Exchange Act of 1934. Therefore, the Company files periodic reports, proxy statements, and other information with the Securities and Exchange Commission
(SEC). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

The Company's revenues are significantly dependent on sales to research scientists in the private and public sector, and a decrease in research spending could negatively impact the Company's revenues.

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

The Company operates in rapidly changing and intensely competitive industries, and may not be able to keep pace with its competitors.

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

The Company is significantly dependent on sales made through foreign subsidiaries, and revenues and earnings could be negatively impacted by changes in exchange rates.

  Approximately 29% of the Company's sales are made through its foreign subsidiaries, which make their sales in foreign currencies. The Company's revenues and earnings are, therefore, affected by fluctuations in currency exchange rates. Any adverse movement in foreign currency rates could negatively affect the CompanY's revenues and earnings.

The Company's business is subject to governmental regulation, which may have the effect of delaying or impeding the release of certain of its products.

  Ongoing research and development activities and the production and marketing of certain of the Company's products are subject to regulation by numerous governmental authorities in the United States and other countries. The approval process applicable to clinical diagnostic products of the type that may be developed by the Company may take a year or more. Delays in obtaining approvals could adversely affect the marketing of new products developed by the Company, and negatively affect the Company's revenues.

The Company is dependent on maintaining our intellectual property rights, and cannot guarantee that it will not be subject to intellectual property litigation in the future.

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

The Company's success will be dependent on recruiting and retaining highly qualified personnel, the loss of whom could adversely affect its operations.

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

The Company may incur losses as a result of its investments in other companies, the success of which is largely out of the Company's control.

  The Company's expansion strategies, which include internal development of new products, collaborations, investments in joint ventures and companies developing new products related to the Company's business, and the acquisition of companies for new products, technologies and additional customer base, carry risks that objectives will not be achieved and future earnings will be adversely affected. Development stage companies of the type the Company has invested in are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or FDA clearance to market their products.

  The Company uses the equity method of accounting for certain of these investments and records a percentage of the losses of these companies as losses of the Company. The Company may not have control of the expense levels of such companies and their losses may be greater than those anticipated by the Company. Additionally, if funding were unavailable or inadequate to fund operations of these companies or if patent protection or FDA clearance were not received by them, the Company may determine that its investment in one or more of these unconsolidated companies is "other than temporarily" impaired, and the Company could write off all or a portion of its investment.

The Company may be unsuccessful in expanding into China and establishing adequate distribution channels for our products in China.

  The Company established a subsidiary in China in late fiscal 2007, to provide warehousing, marketing, sales and technical services for the growing Chinese market. The Company's ability to recover its investment is dependent upon its ability to retain current third-party distributors in China and expand its market share in the region.

                  ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.


                         ITEM 2.  PROPERTIES

The Company owns the facilities that its headquarters and R&D Systems subsidiary occupy in Minneapolis, Minnesota. The R&D Systems main complex includes approximately 500,000 square feet of administrative, research and manufacturing space in several adjoining buildings.

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

Rental income from the above properties was $481,000, $404,000 and $686,000 in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2008, the Company purchased the 17,000 square foot facility it had been leasing for its R&D Europe operations in Abingdon, England for $8.3 million.

The Company leases the following facilities:

Company       Location                                Type      Square Feet
-----------   -------------------------------   --------------- -----------
R&D GmbH      Wiesbaden-Nordenstadt, Germany      Office space     2,300
BiosPacific   Emeryville, California              Office space     3,500
R&D China     Shanghai, China                   Office/warehouse   4,500

The Company believes the owned and leased property discussed above, are adequate to meet its occupancy needs in the foreseeable future.


                        ITEM 3.  LEGAL PROCEEDINGS

On June 29, 2006, Streck Laboratories, Inc. (Streck) filed a Complaint against the Company and its subsidiary, R&D Systems, in the United States District Court for the District of Nebraska. The Complaint alleges patent infringement involving certain patents issued to Streck relating to the addition of reticulocytes to hematology controls. Streck is seeking a reasonable royalty on sales of integrated hematology controls containing reticulocytes. The Company has reason to believe that R&D Systems and not Streck, first invented the inventions claimed in these patents and several other patents issued to Streck. An interference was declared by the U.S. Patent and Trademark Office on March 21, 2007 to determine priority of invention between a patent application filed by R&D and the Streck patents, including each of the patents involved in the lawsuit. The Company does not believe the resolution of the above proceedings will have a material impact on the Company's consolidated financial statements.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 2009 fiscal year.

                       Executive Officers of the Company

(a) The names, ages and positions of each executive officer of the Company are as follows:

Name              Age  Position                               Officer Since
----------------- ---  -------------------------------------- -------------
Thomas E. Oland    68  Chairman of the Board,                     1985
                       President, Treasurer,
                       Chief Executive and Director

Marcel Veronneau   55  Vice President, Hematology Operations      1995

Gregory J. Melsen  57  Vice President of Finance and Chief        2004
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


                                     PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the repurchases of Company Common Stock for the quarter ended June 30, 2009.

                                                          Maximum Approximate
                                                          Dollar Value
                                       Total Number of    of Shares
                                       Shares Purchased   that May Yet
               Total Number  Average   as Part of         Be Purchased
               Of Shares    Price Paid Publicly Announced Under the Plans
Period         Purchased    Per Share  Plans or Programs  of Programs
-------------- ------------ ---------- ------------------ -------------------
4/1/09-4/30/09     33,183      53.33         33,183         $67.5 million
5/1/09-5/31/09          0          0              0         $67.5 million
6/1/09-6/30/09          0          0              0         $67.5 million

In November 2007, the Company authorized a plan for the repurchase and retirement of up to $150 million of its common stock. In April 2009, the Company authorized an additional $60 million for its stock repurchase plan. The plan does not have an expiration date.

The Company's common stock trades on The NASDAQ Stock Market under the symbol "TECH." The following table sets forth for the periods indicated the range of the closing price per share for the Company as reported by Nasdaq National Market.
                                   Fiscal 2009 Price    Fiscal 2008 Price
                                   -----------------    -----------------
                                     High      Low        High      Low
                                    ------    ------     ------    ------
1st Quarter                         $81.90    $71.38     $66.38    $56.20
2nd Quarter                          74.34     60.54      69.90     61.66
3rd Quarter                          64.84     45.64      71.12     59.49
4th Quarter                          64.45     51.71      79.73     64.84


As of August 27, 2009, there were approximately 230 shareholders of record. As of August 27, 2009, there were over 50,000 beneficial shareholders of the Company's common stock. TECHNE Corporation paid three quarterly cash dividends of $0.25 per share per quarter totaling $28.2 million in fiscal 2009. Its Board of Directors periodically considers the payment of cash dividends.

The following chart compares the cumulative total shareholder return on the Company's Common Stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2004 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

                 COMPARISION OF CUMULATIVE FIVE YEAR TOTAL RETURNS
                              INDEXED RETURNS

                                       Year Ending
Company/Index          June 2005 June 2006 June 2007 June 2008 June 2009
---------------------  --------- --------- --------- --------- ---------
Techne Corporation        105.66    117.19    131.67    178.11    148.76
S&P Midcap 400 Index      114.03    128.83    152.67    141.48    101.83
S&P 400 Biotechnology      93.86     95.63    100.32    130.03    126.35


                         ITEM 6.  SELECTED FINANCIAL DATA

                  (dollars in thousands, except share and per share data)

                              2009      2008      2007    2006 (1)    2005
                            --------  --------  --------  --------  --------
Income and Share Data:
 Net sales                  $263,956  $257,420  $223,482  $202,617  $178,652
 Gross margin(2)               79.0%     79.5%     79.1%     77.4%     79.4%
 Selling, general and
  administrative expenses(2)   12.6%     14.3%     13.9%     13.6%     13.7%
 Research and development
  expenses(2)                   8.9%      8.7%      9.0%      9.3%     10.3%
 Operating income(2)           57.1%     56.1%     55.6%     53.6%     54.7%
 Earnings before
  income taxes(2)              58.9%     59.8%     57.7%     54.9%     55.9%
 Net earnings(2)               39.9%     40.2%     38.1%     36.2%     37.0%
 Net earnings               $105,242  $103,558  $ 85,111  $ 73,351  $ 66,132
 Diluted earnings per share $   2.78  $   2.64  $   2.15  $   1.85  $   1.62
 Average common and common
  equivalent shares -
  diluted (in thousands)      37,900    39,247    39,513    39,594    40,920
 Share price:
  High                      $  81.90  $  79.73  $  61.87  $  60.14  $  47.25
  Low                       $  45.64  $  56.20  $  45.63  $  46.40  $  33.11

Balance Sheet Data as
 of June 30:
 Cash, cash equivalents
  and short-term available-
  for-sale investments      $202,887  $206,345  $164,774  $108,846  $ 97,134
 Receivables                  31,153    33,332    30,966    25,078    23,722
 Inventories                  11,269     9,515     8,757     9,024     7,758
 Working capital             239,944   238,194   195,645   131,856   120,965
 Total assets                472,005   507,369   454,844   370,512   295,263
 Long-term debt, less
  current portion                 --        --        --    12,198    13,378

Cash Flow Data:
 Net cash provided by
  operating activities      $111,321  $115,317  $ 90,503  $ 85,589  $ 74,433
 Capital expenditures          6,556    16,365     8,076     4,603    11,410
 Cash dividends declared
  per common share(4)           0.75        --        --        --        --

Financial Ratios:
 Return on average equity      22.3%     22.4%     21.9%     24.1%     23.4%
 Return on average assets      21.5%     21.5%     20.6%     22.0%     21.3%
 Current ratio                  16.5      12.8      12.4       8.3       9.6
 Price to earnings ratio(3)       23        29        27        28        28

Employee Data as of June 30:
 Full-time employees             687       666       628       577       538

(1) The Company acquired Fortron Bio Science, Inc. and BiosPacific, Inc. on July 1, 2005. Fortron Bio Science, Inc. was merged into R&D Systems on July 1, 2007.
(2)  As a percent of net sales.
(3) Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.
(4) The Company's Board of Directors periodically considers the payment of cash dividends.



        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

TECHNE Corporation and Subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems) and BiosPacific, Inc. (BiosPacific). The Company distributes biotechnology products in Europe through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co. Ltd. (R&D China).

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

Overall Results

Consolidated net sales and consolidated net earnings increased 2.5% and 1.6%, respectively, for fiscal 2009 as compared to fiscal 2008. Consolidated net sales and consolidated net earnings in fiscal 2009 were unfavorably affected by the strengthening of the U.S. dollar as compared to foreign currencies. The unfavorable impact on consolidated net sales in fiscal 2009 of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and euros) into U.S. dollars was $8.6 million. The unfavorable impact on consolidated net earnings in fiscal 2009 of the change from the prior year in exchange rates used to convert foreign currency financial statements to U. S. dollars was $4.5 million.

Consolidated net sales and consolidated net earnings increased 15.2% and 21.7%, respectively, for fiscal 2008 as compared to fiscal 2007. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies into U.S. dollars was $6.4 million for fiscal 2008. The favorable impact on fiscal 2008 consolidated net earnings, as compared to fiscal 2007, from changes in exchange rates used to convert foreign currency financial statements to U.S. dollars was $1.3 million.

Results of Operations

Net sales (in thousands):
                                    Year Ended June 30,
                                  2009     2008     2007
                                -------- -------- --------
Biotechnology                   $173,913 $165,663 $146,614
R&D Europe                        72,541   75,735   61,766
Hematology                        17,502   16,022   15,102
                                -------- -------- --------
                                $263,956 $257,420 $223,482
                                ======== ======== ========

Consolidated net sales for fiscal 2009 were $264.0 million, an increase of $6.5 million (2.5%) from fiscal 2008. Consolidated net sales were unfavorably affected by the strength of the U.S. dollar as compared to foreign currencies. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 5.9% in fiscal 2009 from fiscal 2008. Included in consolidated net sales in fiscal 2009 were $3.4 million of sales of new biotechnology products, which had their first sale in fiscal 2009.

Biotechnology net sales in fiscal 2009 increased $8.3 million (5.0%) from fiscal 2008. The majority of the biotechnology net sales increase was from increased sales volume. Biotechnology net sales to international distributors, pharmaceutical/biotechnology customers and academic customers increased 6.2%, 4.7% and 3.9%, respectively, in fiscal 2009 from fiscal 2008. R&D Europe net sales decreased $3.2 million (4.2%) in fiscal 2009. R&D Europe net sales increased 7.2% for fiscal 2009 when measured at currency rates in effect in fiscal 2008, mainly as a result of increased sales volume. Hematology net sales in fiscal 2009 increased $1.5 million (9.2%) mainly due to increased sales volume.

Consolidated net sales for fiscal 2008 were $257.4 million, an increase of $33.9 million (15.2%) from fiscal 2007. Consolidated net sales were favorably affected by the strength of foreign currencies as compared to the U.S. dollar. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 12.3% for fiscal 2008.

Biotechnology net sales in fiscal 2008 increased $19.0 million (13.0%) from fiscal 2007. The majority of the biotechnology net sales increase was from increased sales volume, including shipments to diagnostic customers. Increased sales to diagnostic customers positively affected biotechnology net sales in fiscal 2008. Excluding sales to diagnostic customers, biotechnology net sales increased 12.4% for fiscal 2008 as compared to the prior fiscal year. Biotechnology net sales to international distributors, pharmaceutical/biotechnology customers and academic customers increased 14.5%, 10.0% and 7.7%, respectively, in fiscal 2008 from fiscal 2007. R&D Europe net sales increased $14.0 million (22.6%) in fiscal 2008. R&D Europe net sales increased 12.2% for fiscal 2008 when measured at currency rates in effect in fiscal 2007, mainly as a result of increased sales volume. Hematology net sales in fiscal 2008 increased $920,000 (6.1%) mainly due to increased sales volume.

Gross margins, as a percentage of net sales, were as follows:

                                    Year Ended June 30,
                                  2009     2008     2007
                                -------- -------- --------
Biotechnology                      79.3%    79.7%    79.9%
R&D Europe                         51.7%    56.5%    52.9%
Hematology                         45.9%    41.0%    43.1%
Consolidated                       79.0%    79.5%    79.1%

The decline in consolidated gross margins for fiscal 2009 was mainly the result of lower gross margins at R&D Europe due to unfavorable exchange rates between a stronger U.S. dollar and weaker euro and British pound sterling. The improvement in consolidated gross margins for fiscal 2008 was the result of higher gross margins at R&D Europe due to favorable exchange rates between a weaker U.S. dollar and stronger euro and British pound sterling and the result of higher sales growth in the Biotechnology Division as compared to the sales growth in the lower margin Hematology Division.

Selling, general and administrative expenses decreased $3.6 million (9.7%) and increased $5.8 million (18.6%) in fiscal 2009 and 2008, respectively. Selling, general and administrative expenses were as follows (in thousands):

                                    Year Ended June 30,
                                  2009     2008     2007
                                -------- -------- --------
Biotechnology                   $ 19,035 $ 20,981 $ 17,460
R&D Europe                         7,967    9,667    8,756
Hematology                         1,463    2,003    1,690
Corporate                          4,699    4,064    3,059
                                -------- -------- --------
                                $ 33,164 $ 36,715 $ 30,965
                                ======== ======== ========

The change from the comparable fiscal year was primarily the result of the following (in thousands):
                                    Increase/(Decrease)
                                      2009      2008
                                    --------  --------
Profit sharing and bonus expense    $ (3,759) $  1,997
Change in exchange rates to convert
  British pounds to U.S dollars       (2,024)      311
Legal fees                               786       837
Stock-based compensation expense        (249)      151
China selling, general and
  administrative expense                  91       552
Other, including annual wage,
  salary and benefit increases         1,604     1,902
                                    --------  --------
                                    $ (3,551) $  5,750
                                    ========  ========

The increase in legal fees in both fiscal years was due to ongoing patent interference and infringement litigation. The decrease in stock-based compensation expense in fiscal 2009 was mainly the result of decreased stock volatility and interest rates used to calculate the fair value of options granted. The increase in stock-based compensation expense in fiscal 2008 was due to an increase in the number of stock options granted in fiscal 2008 compared to fiscal 2007 as a result of expanding the Board of Directors by one member. Operations in China were established in late fiscal 2007, resulting in increased expenses in fiscal 2008. The remainder of the change in selling, general and administrative expenses for both fiscal years was mainly the result of annual wage, salary and benefit increases.

Research and development expenses increased $1.2 million (5.2%) and $2.3 million (11.5%) in fiscal 2009 and 2008, respectively, as compared to prior-year periods. The increases were primarily the result of the development of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division. The Company introduced over 1,400 new biotechnology products in both fiscal 2009 and 2008, respectively. Research and development expenses are composed of the following (in thousands):

                                    Year Ended June 30,
                                  2009     2008     2007
                                -------- -------- --------
Biotechnology                   $ 22,792 $ 21,632 $ 19,333
Hematology                           772      762      749
                                -------- -------- --------
                                $ 23,564 $ 22,394 $ 20,082
                                ======== ======== ========

Amortization of intangible assets. Amortization expense was $1.0 million, $1.1 million and $1.6 million in fiscal 2009, 2008 and 2007, respectively, related mainly to technologies, trade names and customer relationships acquired as a result of acquisitions in fiscal 2006. Intangible assets are being amortized over lives of two to eight years.

Interest income and expense. Interest income for fiscal 2009, 2008 and 2007 was $7.6 million, $12.2 million and $8.4 million, respectively. The decrease in fiscal 2009 from the prior fiscal year was primarily the result of lower rates of return on cash and available-for-sale investments. The increase in fiscal 2008 from the prior year was due to higher cash and investment balances and increased interest rates. Interest expense in fiscal 2007 was $1.1 million. Through October 2006, the Company had a floating interest rate mortgage note outstanding. Fiscal 2007 interest expense included $651,000 of prepayment penalty and $78,000 of unamortized loan origination fees.

Other non-operating (expense) income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, the Company's share of losses by equity method investees as follows (in thousands):

                                    Year Ended June 30,
                                   2009     2008     2007
                                 -------  -------  -------
Foreign currency (losses) gains  $   (34) $   807  $   (82)
Rental income                        481      404      686
Real estate taxes, depreciation
  and utilities                   (2,208)  (2,315)  (2,212)
Losses by equity method investees (1,290)  (1,140)    (966)
Impairment loss on marketable
  equity security                     --     (400)      --
                                 -------  -------  -------
                                 $(3,051) $(2,644) $(2,574)
                                 =======  =======  =======

The Company has two equity method of accounting investments in limited liability companies, Hemerus Medical, LLC (Hemerus) and Nephromics, LLC (Nephromics). See Cash flows from investing activities following.

The Company has an investment in the common stock of Immunicon Corporation
(IMMC), a publicly-held company primarily focused on the development and sale of cancer diagnostic and research products and services. In June 2008, IMMC filed for relief under Chapter 11 of the U.S. Bankruptcy Code and announced the sale of substantially all of its assets. The Company determined that the reduction in market value of its investment in IMMC was other-than-temporary and wrote off its investment in fiscal 2008.

Income taxes for fiscal 2009, 2008 and 2007 were provided at rates of approximately 32.3%, 32.7% and 34.0%, respectively, of consolidated earnings before income taxes. The fiscal 2009 consolidated tax rate was positively impacted by the renewal of the U.S. research and development credit. The fiscal 2009 credit included $354,000 of credit for the January to June 2008 period. The fiscal 2008 consolidated tax rate was positively impacted by changes in state apportionment percentages partially offset by the reduction of the credit for research and development expenditures as a result of the delayed renewal of the credit. U.S. federal taxes have been reduced by the benefit for extraterritorial income through December 2006 and the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects income tax rates for fiscal 2010 to range from 32% to 33%.


              QUARTERLY FINANCIAL INFORMATION (Unaudited)
                  (in thousands, except per share data)

                        Fiscal 2009                      Fiscal 2008
               First   Second  Third  Fourth   First   Second  Third  Fourth
                Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
              ------- ------- ------- ------- ------- ------- ------- -------
Net sales     $69,324 $61,876 $67,866 $64,890 $57,987 $62,142 $69,522 $67,769
Gross margin   56,238  48,446  53,550  50,234  45,883  49,391  55,376  53,881
Earnings
 before taxes  42,948  34,150  40,841  37,424  34,753  35,581  42,992  40,505
Income taxes   14,355  10,528  13,200  12,038  11,681  11,942  13,402  13,248
Net earnings   28,593  23,622  27,641  25,386  23,072  23,639  29,590  27,257
Basic earnings
 per share       0.74    0.62    0.74    0.68    0.58    0.60    0.76    0.70
Diluted earnings
 per share       0.74    0.62    0.74    0.68    0.58    0.60    0.76    0.70


Liquidity and Capital Resources

Cash, cash equivalents and available-for-sale investments at June 30, 2009 were $264.8 million compared to $293.7 million at June 30, 2008. The Company has an unsecured line of credit of $750,000 available at June 30, 2009 which expires on October 31, 2009. The interest rate charged on the line of credit is a floating rate at the one month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line in the current or prior fiscal year.

Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, facility expansion and capital additions through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash flows from operating activities

The Company generated cash from operations of $111.3 million, $115.3 million and $90.5 million in fiscal 2009, 2008 and 2007, respectively. The decrease in cash generated from operating activities in fiscal 2009 as compared to fiscal 2008 was mainly the result of changes in operating assets and liabilities offset by increased net earnings of $1.7 million. In fiscal 2009, changes in operating assets and liabilities negatively impacted net cash from operating activities by $4.1 million compared to a positive impact in fiscal 2008 of $2.2 million as a result of changes in the timing of cash payments and receipts.

The increase in cash generated from operating activities in fiscal 2008 as compared to fiscal 2007 was mainly the result of increased net earnings of $18.4 million. In addition, changes in operating assets and liabilities in fiscal 2008 positively impacted net cash from operating activities by $2.2 million compared to a negative impact in fiscal 2007 of $3.0 million as a result of changes in the timing of cash payments and receipts.

Cash flows from investing activities

Capital additions consist of the following (in thousands):

                                    Year Ended June 30,
                                  2009     2008     2007
                                -------- -------- --------
Laboratory, manufacturing, and
  computer equipment            $  2,573 $  3,010 $  2,484
Construction/renovation            1,810    5,012    5,592
Property purchases                 2,173    8,343       --
                                -------- -------- --------
                                $  6,556 $ 16,365 $  8,076
                                ======== ======== ========

Included in fiscal 2009, 2008 and 2007 capital additions were approximately $1.8 million, $4.3 million and $5.6 million, respectively, related to the construction and renovation of laboratory space at the Company's Minneapolis facility. The additional construction in fiscal 2008 was for the build out of rental space for tenants. Construction was financed through available cash. In fiscal 2009, the Company purchased two parking lots adjacent to its Minneapolis facility for $2.2 million. In fiscal 2008, the Company purchased the facility it had been leasing for its R&D Europe operations in Abingdon, England for $8.3 million. The property purchases were financed through available cash. Capital additions for laboratory, manufacturing and computer equipment and space renovations planned for fiscal 2010 are expected to be approximately $6.1 million and are expected to be financed through currently available cash and cash generated from operations.

The Company's net (sales) purchases of available-for-sale investments in fiscal 2009, 2008 and 2007 were ($26.5) million, $8.6 million and $23.8 million, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Additional investments in unconsolidated entities were as follows (in thousands):

                                    Year Ended June 30,
                                  2009     2008     2007
                                -------- -------- --------
ACTGen, Inc.                    $     -- $  1,423 $     --
Hemerus                               --      300      700
Nephromics                            --       --    7,200
                                -------- -------- --------
                                $     -- $  1,723 $  7,900
                                ======== ======== ========

In fiscal 2008, the Company invested $1.4 million for a 19% interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company located in Japan. The Company's net investment in ACTGen at June 30, 2009 and 2008 was $1.2 million and $1.3 million, respectively.

In fiscal 2004, the Company purchased a 10% interest in Hemerus for $3 million. In fiscal years 2006 through 2008, the Company invested an additional $1.75 million in Hemerus, increasing its ownership percentage to 19%. In fiscal 2009, as a result of Hemerus repurchasing and retiring a third party's membership units, the Company's ownership percentage increased to 22%. The Company's net investment in Hemerus at June 30, 2009 and 2008 was $2.2 million and $2.9 million, respectively. Hemerus' success is dependent on its ability to market its products and to obtain adequate financing. The Company has financial exposure to any losses of Hemerus to the extent of its net investment.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics. In fiscal 2008, Nephromics issued additional membership units which reduced the Company's ownership percentage to 16.8%. In fiscal 2009, the Company received a $1.3 million distribution from Nephromics. At June 30, 2009 and 2008, the Company's net investment in Nephromics was $4.5 million and $6.2 million, respectively. The Company has financial exposure to any losses of Nephromics to the extent of its net investment.

All of the above investments were financed through cash and equivalents on hand.

Cash flows from financing activities

The Company received $953,000, $3.1 million and $2.7 million for the exercise of options for 21,000, 86,000 and 78,000 shares of common stock in fiscal 2009, 2008 and 2007, respectively. The Company recognized excess tax benefits from stock option exercises of $107,000, $524,000 and $534,000 in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2009, 2008 and 2007, the Company purchased 22,637, 23,641 and 24,400 shares of common stock, respectively, for its employee Stock Bonus Plans at a cost of $1.7 million, $1.5 million and $1.2 million, respectively.

In fiscal 2008, the Board of Directors authorized the Company to purchase up to $150 million of its common stock and in fiscal 2009 increased the authorization by $60 million. In fiscal 2009 and 2008, the Company purchased and retired 1.4 million and 899,000 shares of common stock at market values of $90.6 million and $58.7 million, respectively. Approximately $67.5 million remained available for purchase under these authorizations at June 30, 2009.

In fiscal 2009, the Company paid three quarterly cash dividends of $0.25 per share per quarter totaling $28.2 million. The Board of Directors plans to periodically consider the payment of cash dividends.

In fiscal 2007, the Company paid off its mortgage debt. The total payment of $13.8 million included a prepayment penalty of $651,000 which is included in interest expense in the consolidated statement of earnings for fiscal 2007.

Contractual Obligations

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2009 (in thousands):

                                        Payments Due by Period
                                    Less than   1-3    3-5    After
                            Total     1 Year   Years  Years  5 Years
                           -------  ---------  -----  -----  -------
Operating leases           $   867    $   332  $ 344  $ 174   $   17
Minimum royalty payments       166        166     --     --       --
                           -------  ---------  -----  -----  -------
                           $ 1,033    $   498  $ 344  $ 174   $   17
                           =======  =========  =====  =====  =======

The above table does not include any reserves for income taxes under the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, as the Company is unable to reasonably predict the ultimate amount or timing of settlement of any reserve for income taxes.

Off-balance Sheet Arrangements

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has identified the policies outlined below as critical to its business operations and an understanding of results of operations. The listing is not intended to be a comprehensive list of all accounting policies.

Valuation of available-for-sale investments. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an "other-than-temporary" impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company's current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. Net unrealized gains on available-for-sale investments at June 30, 2009 were $874,000.

Valuation of inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. The establishment of a two-year forecast requires considerable judgment. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory reserved at June 30, 2009 was $17.7 million.

Valuation of goodwill. The Company is required to perform an annual review for impairment of goodwill in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill is considered to be impaired if it is determined that the carrying amount of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying amount of shared assets to the reporting units. The Company's annual assessment included comparison of the carrying amount of the net assets of a reporting unit, including goodwill, to the fair value of the reporting unit. A significant change in the Company's market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. Goodwill at June 30, 2009 was $25.1 million.

Valuation of intangible and other long-lived assets. The Company reviews the carrying amount of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment requires the Company to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying amount exceeds the asset groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying amount exceeds its fair value would be expensed as an impairment loss. The net carrying amount of intangible assets at June 30, 2009 was $3.0 million. The net carrying amount of property and equipment was $100.1 million at June 30, 2009.

Valuation of investments. The Company has made equity investments in several start-up and early development stage companies, among them ChemoCentryx, Inc.
(CCX), Hemerus, Nephromics and ACTGen. The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company's share in the equity of the investee and the Company's ability to exercise significant influence over the operating and financial policies of the investee. In determining which accounting treatment to apply, the Company must make judgments based upon the quantitative and qualitative aspects of the investment.

The Company periodically assesses its equity investments for impairment. Development stage companies of the type the Company has invested in are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or U.S. Food and Drug Administration (FDA) clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company's net investments at June 30, 2009 in CCX, Hemerus, Nephromics and ACTGen were $14.3 million, $2.2 million, $4.5 million and $1.2 million, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB and other related accounting literature. SFAS No. 168 will be effective for the Company for the quarter ending September 30, 2009. The Company does not expect the adoption of the Codification to have an impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for the Company beginning July 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes the adoption of this pronouncement will not have an impact on the Company's consolidated financial statements.

In February 2008, the FASB amended SFAS No. 157, Fair Value Measurements, to defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. As disclosed in Note A to the Consolidated Financial Statements following, the Company partially adopted the provisions of SFAS No. 157 effective in the first quarter of fiscal 2009. The Company expects to adopt the remaining provisions of SFAS No. 157 beginning in the first quarter of fiscal 2010. The adoption of the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities is not expected to have a material impact on the Company's consolidated financial statement disclosures.

Market Risk

At the end of fiscal 2009, the Company had an independently managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $103.8 million (see Note B of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, because the Company's fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its Consolidated Statement of Earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rates. Approximately 29% of consolidated net sales are made in foreign currencies including 15% in euro, 6% in British pound sterling, 2% in Chinese yuan and the remaining 6% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar were as follows based on month-end ratios:

                                    Year Ended June 30,
                                  2009     2008     2007
                                -------- -------- --------
British pound:
High                            $   1.98 $   2.08 $   2.00
Low                                 1.43     1.98     1.87
Average                             1.60     2.01     1.95
Euro:
High                            $   1.56 $   1.58 $   1.36
Low                                 1.27     1.36     1.27
Average                             1.37     1.48     1.31
Chinese yuan:
High                            $   .147 $   .146      N/A
Low                                 .146     .132      N/A
Average                             .146     .138      N/A

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At June 30, 2009, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

                                      Denominated     U.S. Dollar
                                        Currency      Equivalent
                                      -----------     -----------
Accounts receivable in:
Euros                                 641 Br. pound     $ 1,055
Other European currencies             857 Br. pound     $ 1,410

Intercompany payable in:
Euros                                 221 Br. pound     $   364
U.S. dollars                        2,234 Br. pound     $ 3,676
U.S. dollars                        3,483 Ch. Yuan      $   510

All of the above balances are revolving in nature and are not deemed to be long-term balances.

The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in "Other non-operating expense" in the Consolidated Statement of Earnings. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of "Accumulated other comprehensive income."

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2009 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

                                                  Hypothetical Effect
                                                  Increase (Decrease)
                                                  -------------------
Translation of 2009 earnings into U.S. dollars         $ (2,225)
Transaction losses                                          380
Translation of net assets of foreign subsidiaries       (12,165)

Forward-looking Information

This report contains forward-looking statements, which are based on the Company's current assumptions and expectations. The principal forward-looking statements in this report include: the Company's expectations regarding future tax rates, capital expenditures, future dividend declarations, and sufficiency of capital resources to meet the Company's foreseeable future cash and working capital requirements.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although the Company believes there is a reasonable basis for the forward-looking statements, the Company's actual results could be materially different. The most important factors which could cause the Company's actual results to differ from forward-looking statements are set forth in the Company's description of risk factors in Item 1A to the Company's Annual Report on Form 10-K, which should be read in conjunction with the forward looking statements in this report, and include the following:

  - The Company's revenues are significantly dependent on sales to research scientists in the private and public sector, and a decrease in research spending could negatively impact the Company's revenues.

  - The Company operates in rapidly changing and intensely competitive industries, and may not be able to keep pace with its competitors.

  - The Company is significantly dependent on sales made through foreign subsidiaries, and revenues and earnings could be negatively impacted by changes in exchange rates.

  - The Company's business is subject to governmental regulation, which may have the effect of delaying or impeding the release of certain of its products.

  - The Company is dependent on maintaining its intellectual property rights, and cannot guarantee that it will not be subject to intellectual property litigation in the future.

  - The Company's success will be dependent on recruiting and retaining highly qualified personnel, the loss of whom could adversely affect its operations.

  - The Company may incur losses as a result of its investments in other companies, the success of which is largely out of the Company's control.

  - The Company may be unsuccessful in expanding into China and establishing adequate distribution channels for its products in China.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update any forward-looking statements.




           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

See discussion under "Market Risk" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   CONSOLIDATED STATEMENTS OF EARNINGS
                   TECHNE Corporation and Subsidiaries
                  (in thousands, except per share data)

                                                Year Ended June 30,
                                              2009      2008      2007
                                            --------  --------  --------
Net sales                                   $263,956  $257,420  $223,482
Cost of sales                                 55,488    52,889    46,667
                                            --------  --------  --------
Gross margin                                 208,468   204,531   176,815
                                            --------  --------  --------
Operating expenses:
 Selling, general and administrative          33,164    36,715    30,965
 Research and development                     23,564    22,394    20,082
 Amortization of intangible assets               960     1,135     1,614
                                            --------  --------  --------
     Total operating expenses                 57,688    60,244    52,661
                                            --------  --------  --------
Operating income                             150,780   144,287   124,154
                                            --------  --------  --------
Other (expense) income:
 Interest expense                                 --        --    (1,083)
 Interest income                               7,634    12,188     8,434
 Other non-operating expense, net             (3,051)   (2,644)   (2,574)
                                            --------  --------  --------
     Total other income                        4,583     9,544     4,777
                                            --------  --------  --------
Earnings before income taxes                 155,363   153,831   128,931
Income taxes                                  50,121    50,273    43,820
                                            --------  --------  --------
Net earnings                                $105,242  $103,558  $ 85,111
                                            ========  ========  ========
Earnings per share:
 Basic                                      $   2.78  $   2.65  $   2.16
 Diluted                                    $   2.78  $   2.64  $   2.15
Cash dividends per common share:            $   0.75        --        --
Weighted average common shares outstanding:
 Basic                                        37,802    39,139    39,406
 Diluted                                      37,900    39,247    39,513

               See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                    TECHNE Corporation and Subsidiaries
                    (in thousands, except per share data)

                                                           June 30,
                                                        2009      2008
                                                      --------  --------
Assets
Current assets:
 Cash and cash equivalents                            $160,940  $166,992
 Short-term available-for-sale investments              41,947    39,353
 Trade accounts receivable, less allowance for
  doubtful accounts of $357 and $153, respectively      29,516    31,747
 Other receivables                                       1,637     1,585
 Inventories                                            11,269     9,515
 Deferred income taxes                                   9,345     8,433
 Prepaid expenses                                          813       808
                                                      --------  --------
     Total current assets                              255,467   258,433
Available-for-sale investments                          61,863    87,384
Property and equipment, net                            100,133   101,722
Goodwill                                                25,068    25,068
Intangible assets, net                                   3,004     3,964
Deferred income taxes                                    3,601     5,055
Investments in unconsolidated entities                  22,119    24,749
Other assets                                               750       994
                                                      --------  --------
                                                      $472,005  $507,369
                                                      ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable                               $  5,156  $  4,343
 Salaries, wages and related accruals                    4,010     8,584
 Other accounts payable and accrued expenses             2,311     1,768
 Income taxes payable                                    4,046     5,544
                                                      --------  --------
     Total current liabilities                          15,523    20,239
                                                      --------  --------
Commitments and contingencies (Note H)
Stockholders' equity:
 Undesignated capital stock, no par; authorized
  5,000,000 shares; none issued or outstanding              --        --
 Common stock, par value $.01 a share; authorized
  100,000,000 shares; issued and outstanding
  37,244,029 and 38,643,480 shares, respectively           372       386
 Additional paid-in capital                            117,946   115,408
 Retained earnings                                     345,641   359,208
 Accumulated other comprehensive (loss) income          (7,477)   12,128
                                                      --------  --------
     Total stockholders' equity                        456,482   487,130
                                                      --------  --------
                                                      $472,005  $507,369
                                                      ========  ========

                See Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME (LOSS)
                 TECHNE Corporation and Subsidiaries
                               (in thousands)

                                                                                     Accumulated
                                                                                     Other
                                                               Additional            Compre-
                                               Common  Stock   Paid-in     Retained  hensive
                                               Shares  Amount  Capital     Earnings  Income        Total
                                               ------  ------  ----------  --------  ----------- --------
Balances at June 30, 2006                      39,377  $  394  $105,041    $229,228  $   5,685   $340,348
 Comprehensive income:
  Net earnings                                     --      --        --      85,111         --     85,111
  Other comprehensive income, net of tax:
   Foreign currency translation adjustments        --      --        --          --      6,879      6,879
   Unrealized gains on available-for-
    sale investments                               --      --        --          --        360        360
                                                                                                 --------
 Comprehensive income                                                                              92,350
 Common stock issued for exercise of options       81       1     2,850          --         --      2,851
 Surrender and retirement of stock to
  exercise options                                 (2)     (0)     (111)         --         --       (111)
 Stock-based compensation expense                  --      --     1,576          --         --      1,576
 Tax benefit from exercise of stock options        --      --       637          --         --        637
                                               ------  ------  --------    --------  ---------   --------
Balances at June 30, 2007                      39,456     395   109,993     314,339     12,924    437,651
 Comprehensive income:
  Net earnings                                     --      --        --     103,558         --    103,558
  Other comprehensive income:
   Foreign currency translation adjustments        --      --        --          --        333        333
   Unrealized losses on available-for-
    sale investments (net of tax of $935)          --      --        --          --     (1,129)    (1,129)
                                                                                                 --------
 Comprehensive income                                                                             102,762
 Common stock issued for exercise of options       87       0     3,145          --         --      3,145
 Surrender and retirement of stock to
  exercise options                                 (1)     (0)      (68)         ---        --        (68)
 Repurchase and retirement of common stock       (899)     (9)       --      (58,689)       --    (58,698)
 Stock-based compensation expense                  --      --     1,727           --        --      1,727
 Tax benefit from exercise of stock options        --      --       611           --        --        611
                                               ------  ------  --------    --------  ---------   --------
Balances at June 30, 2008                      38,643     386   115,408     359,208     12,128    487,130
 Comprehensive income:
  Net earnings                                     --      --        --     105,242         --    105,242
  Other comprehensive income:
   Foreign currency translation adjustments        --      --        --          --     (21,768)  (21,768)
   Unrealized gains on available-for-
    sale investments (net of tax of $316)          --      --        --          --       2,163     2,163
                                                                                                 --------
 Comprehensive income                                                                              85,637
 Common stock issued for exercise of options       21       0       975          --          --       975
 Surrender and retirement of stock to
  exercise options                                 (0)     (0)      (22)         --          --       (22)
 Repurchase and retirement of common stock     (1,420)    (14)       --     (90,615)         --   (90,629)
 Cash dividends                                    --      --        --     (28,194)         --   (28,194)
 Stock-based compensation expense                  --      --     1,478          --          --     1,478
 Tax benefit from exercise of stock options        --      --       107          --          --       107
                                               ------  ------  --------    --------  ---------   --------
Balances at June 30, 2009                      37,244  $  372  $117,946    $345,641  $  (7,477)  $456,482
                                               ======  ======  ========    ========  =========   ========

               See Notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     TECHNE Corporation and Subsidiaries
                               (in thousands)

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
Cash flows from operating activities:
 Net earnings                                  $105,242  $103,558  $ 85,111
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                   7,766     7,259     6,994
  Deferred income taxes                            (730)     (661)     (797)
  Stock-based compensation expense                1,478     1,727     1,576
  Excess tax benefit from stock
   option exercises                                (107)     (524)     (534)
  Impairment loss on available-for-
   sale investment                                   --       400        --
  Losses by equity method investees               1,290     1,140       966
  Other                                             458       208       168
 Change in operating assets and liabilities:
  Trade accounts and other receivables               49    (1,718)   (5,004)
  Inventories                                    (2,123)   (1,062)      205
  Prepaid expenses                                  (42)       96      (117)
  Trade, other accounts payable and
   accrued expenses                               1,394      (930)    1,380
  Salaries, wages and related accruals           (2,803)    4,036     2,055
  Income taxes payable                             (551)    1,788    (1,500)
                                               --------  --------  --------
     Net cash provided by operating activities  111,321   115,317    90,503
                                               --------  --------  --------
Cash flows from investing activities:
 Additions to property and equipment             (6,556)  (16,365)   (8,076)
 Purchase of available-for-sale investments     (49,173)  (77,582)  (49,405)
 Proceeds from maturities of available-for-
  sale investments                               34,315    27,968    17,515
 Proceeds from sale of available-for-
  sale investments                               41,352    41,000     8,074
 Distribution from unconsolidated entity          1,340        --        --
 Increase in investments in
  unconsolidated entities                            --    (1,723)   (7,900)
 Increase in other long-term assets                  --      (808)     (125)
                                               --------  --------  --------
    Net cash provided by (used in)
      investing activities                       21,278   (27,510)  (39,917)
                                               --------  --------  --------
Cash flows from financing activities:
 Issuance of common stock                           953     3,077     2,740
 Excess tax benefit from stock option exercises     107       524       534
 Purchase of common stock for stock bonus plans  (1,681)   (1,494)   (1,222)
 Repurchase of common stock                     (90,629)  (58,698)       --
 Cash dividends                                 (28,194)       --        --
 Payments on long-term debt                          --        --   (13,427)
                                               --------  --------  --------
     Net cash used in financing activities     (119,444)  (56,591)  (11,375)
                                               --------  --------  --------
Effect of exchange rate changes on cash
 and cash equivalents                           (19,207)      291     6,640
                                               --------  --------  --------
Net change in cash and cash equivalents          (6,052)   31,507    45,851
Cash and cash equivalents at beginning of year  166,992   135,485    89,634
                                               --------  --------  --------
Cash and cash equivalents at end of year       $160,940  $166,992  $135,485
                                               ========  ========  ========

              See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      TECHNE Corporation and Subsidiaries

                   Years ended June 30, 2009, 2008 and 2007

A.  Description of business and summary of significant accounting policies:

Description of business: TECHNE Corporation and Subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems) and BiosPacific, Inc. (BiosPacific). The Company distributes biotechnology products in Europe through its wholly-owned U.K. subsidiary, R&D Systems Europe Ltd. (R&D Europe). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes biotechnology products in China through its wholly-owned subsidiary R&D Systems China Co. Ltd. (R&D China).

Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of accounts receivable, inventory, intangible assets, stock based compensation and income taxes. Actual results could differ from these estimates.

Risk and uncertainties: There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Translation of foreign financial statements: Assets and liabilities of the Company's foreign operations are translated at year-end rates of exchange and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. Foreign statements of earnings are translated at the average rate of exchange for the year. Foreign currency transaction gains and losses are included in other non-operating expense in the consolidated statement of earnings.

Revenue recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Payment terms for shipments to end-users are generally net 30 days. Payment terms for distributor shipments may range from 30 to 90 days. Products are shipped FOB shipping point. Freight charges billed to end-users are included in net sales and freight costs are included in cost of sales. Freight charges on shipments to distributors are paid directly by the distributor. Any claims for credit or return of goods must be made within 10 days of receipt. Revenues are reduced to reflect estimated credits and returns. Sales, use, value-added and other excise taxes are not included in revenue.

Research and development: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

Advertising costs: Advertising expenses (including production and communication costs) for fiscal 2009, 2008 and 2007 were $3.0 million, $3.0 million and $2.8 million, respectively. The Company expenses advertising expenses as incurred.

Share-based compensation: The Company accounts for employee share-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment. The Statement requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Compensation expense related to stock options for the years ended June 30, 2009, 2008 and 2007 was $1.5 million, $1.7 million and $1.6 million, respectively.

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

Financial instruments: The carrying amounts of cash and cash equivalents, receivables, accounts payable and other current liabilities approximate fair value due to their short-term nature. Marketable securities are carried at fair value.

Cash and equivalents: Cash and cash equivalents include cash on hand and highly-liquid investments with original maturities of three months or less.

Available-for-sale investments: Available-for-sale investments consist mainly of debt instruments with original maturities of generally three months to three years and are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. If an "other-than-temporary" impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company's current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year usage forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory cost. Sales of previously impaired protein and antibody inventory for fiscal years 2009, 2008 and 2007 were not material. Manufacturing costs for proteins and antibodies charged directly to cost of sales were $11.9 million, $11.0 million and $8.4 million for fiscal 2009, 2008 and 2007 respectively.

Depreciation and amortization: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of five to forty years.

Goodwill and intangible assets: At June 30, 2009, the Company had recorded goodwill of $25.1 million. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2009. The Company's annual assessment included comparison of the carrying amount of a reporting unit, including goodwill, to the fair value of the reporting unit. Other intangible assets are being amortized over their estimated useful lives.

Impairment of intangible and other long-lived assets: The Company reviews the carrying amount of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of asset groups subject to impairment analysis requires the Company to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying amount exceeds the groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying amount exceeds its fair value would be expensed as an impairment loss. As of June 30, 2009, the Company has determined that no impairment exists.

Investments in unconsolidated entities: The Company has equity investments in several start-up and early development stage companies, among them ChemoCentryx, Inc, (CCX), Hemerus Medical, LLC (Hemerus), Nephromics, LLC (Nephromics) and ACTGen, Inc. (ACTGen). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company's share in the equity of the investee and the Company's ability to exercise significant influence over the operating and financial policies of the investee.

Subsequent events: The Company has evaluated subsequent events through August 28, 2009, the date these consolidated financial statements were issued.

Recent accounting pronouncements: In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The Company has adopted the provisions of SFAS No. 165 for the fiscal year ended June 30, 2009. The adoption of SFAS No. 165 did not have an impact on the financial condition, results of operations, and disclosures of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company's consolidated financial statements. Certain other provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for the Company on July 1, 2009, and will be applied prospectively. The adoption of the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities is not expected to have a significant impact on the Company's consolidated financial statement disclosures.

SFAS No. 157 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under SFAS No. 157 are as follows:

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

The Company's financial assets and liabilities measured at fair value as of June 30, 2009, were its available-for-sale securities of $103.8 million, which were valued using Level 1 inputs.


B.  Available-for-sale investments:

At June 30, 2009 and 2008, the amortized cost and market value of the Company's available-for-sale securities by major security type were as follows (in thousands):

                                                  June 30,
                                            2009              2008
                                     ----------------- -----------------
                                       Cost    Market    Cost   Market
                                     -------- -------- -------- --------
State and municipal debt securities  $ 99,694 $100,520 $120,155 $120,512
U.S. government securities                785      796       --       --
Auction-rate securities                    --       --    8,675    5,775
Corporate debt securities               2,457    2,494      447      450
                                     -------- -------- -------- --------
                                      102,936  103,810  129,277  126,737
Net unrealized gain (loss)                874       --   (2,540)      --
                                     -------- -------- -------- --------
                                     $103,810 $103,810 $126,737 $126,737
                                     ======== ======== ======== ========

Gross unrealized gains and losses on available-for-sale investments were $942,000 and $68,000, respectively at June 30, 2009. Gross unrealized gains and losses on available-for-sale investments were $537,000 and $3.1 million, respectively, at June 30, 2008.

Unrealized gains and losses on the Company's available-for-sale investments are caused by interest rate changes. Because the Company has the ability and intent to hold its available-for-sale investments that are in an unrealized loss position until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009. The net unrealized gain or loss on available-for-sale investments, net of tax benefit, is reflected in accumulated other comprehensive income, a component of stockholders' equity.

At June 30, 2008, the Company held $8.7 million par value of investments in auction-rate securities which were rated A or above and consisted of specifically identifiable tax-free municipal revenue bonds where the underlying credit could be specifically evaluated and rated. At June 30, 2008, the Company determined, based on an internal valuation model, that several of its investments in auction-rate securities were temporarily impaired and reduced the value of its auction-rate investments to $5.8 million. In fiscal 2009, the Company sold all of its auction-rate securities at par value. The Company classified its auction-rate securities as long-term available-for-sale investments.

At June 30, 2009, the Company's investments in an unrealized loss position that have been determined to be temporarily impaired were as follows (in thousands):

                                    Fair     Unrealized
Period of Unrealized Loss:          Value      Losses
--------------------------         -------   -----------
Less than one year                 $ 7,253     $   30
Greater than one year                6,215         38
                                   -------     ------
                                   $13,468     $   68
                                   =======     ======

Contractual maturities of available-for-sale investments are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

Year Ending June 30, 2009:
--------------------------
Due within one year               $ 41,947
Due after one year                  61,863
                                  --------
                                  $103,810
                                  ========

Proceeds from maturities or sales of available-for-sale securities were $75.7 million, $69.0 million and $25.6 million during fiscal 2009, 2008 and 2007, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.


C.  Inventories:

Inventories consist of (in thousands):

                                             June 30,
                                          2009      2008
                                        --------  --------
Raw materials                           $  4,905  $  3,962
Finished goods                             6,222     5,430
Supplies                                     142       123
                                        --------  --------
                                        $ 11,269  $  9,515
                                        ========  ========

At June 30, 2009 and 2008, the Company had $17.7 million and $16.0 million, respectively, of excess protein and antibody inventory on hand which was fully reserved.


D.  Property and equipment:

Property and equipment consist of (in thousands):

                                             June 30,
                                          2009      2008
                                        --------  --------
Cost:
 Land                                   $  7,538  $  5,608
 Buildings and improvements              116,662   116,107
 Laboratory equipment                     24,759    22,826
 Office and computer equipment             4,746     4,856
                                        --------  --------
                                         153,705   149,397
Accumulated depreciation
 and amortization                        (53,572)  (47,675)
                                        --------  --------
                                        $100,133  $101,722
                                        ========  ========

E.  Intangible assets:

Intangible assets consist of (in thousands):
                                             June 30,
                        Useful Life       2009      2008
                        -----------     --------  --------
Customer relationships    2-8 years     $  1,966  $  1,966
Technology                  8 years        3,483     3,483
Trade names                 5 years        1,396     1,396
                                        --------  --------
                                           6,845     6,845
Accumulated amortization                  (3,841)   (2,881)
                                        --------  --------
                                        $  3,004  $  3,964
                                        ========  ========

The estimated future amortization expense for intangible assets as of June 30, 2009 is as follows (in thousands):

Year Ending June 30:
--------------------
2010                    $    960
2011                         681
2012                         682
2013                         681
                        --------
                        $  3,004
                        ========


F.  Investments in unconsolidated entities:

In fiscal 2008, the Company invested $1.4 million for a 19% interest in ACTGen, a development stage biotechnology company located in Japan. ACTGen has intellectual property related to the identification and expression of molecules. The technology covers techniques to identify cellular molecules which are destined to be secreted into tissue fluids or shuttled to the cell membrane. Such molecules represent an ideal target as biomarkers. The Company's net investment in ACTGen was $1.2 million and $1.3 million at June 30, 2009 and 2008, respectively.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. In fiscal 2008, Nephromics issued additional membership units which reduced the Company's ownership to 16.8%. In fiscal 2009, the Company received a $1.3 million distribution from Nephromics. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. The Company's net investment in Nephromics was $4.5 million and $6.2 million at June 30, 2009 and 2008, respectively.

In fiscal 2004, the Company purchased a 10% interest in Hemerus for $3.0 million. In fiscal years 2006 through 2008, the Company invested an additional $1.8 million in Hemerus, increasing its ownership percentage to 19%. In fiscal 2009, as a result of Hemerus repurchasing and retiring a third party's membership units, the Company's ownership percentage increased to 22%. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Hemerus owns two patents and has several patent applications pending and has received FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus's filter technology in applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. The Company's net investment in Hemerus was $2.2 million and $2.9 million at June 30, 2009 and 2008, respectively.

The Company has invested in the preferred stock of CCX, a technology and drug development company. The Company holds a 16.8% ownership percentage in CCX. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. The Company's net investment in CCX at both June 30, 2009 and 2008 was $14.3 million. In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined that because CCX is privately held, it is not practicable to estimate the fair value of its investment in CCX. The Company has not identified any events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

The Company does not provide loans, guarantees or other financial assistance to Nephromics, Hemerus, CCX or ACTGen and has no obligation to provide additional funding.


G.  Debt:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2009. The line of credit expires on October 31, 2009. The interest rate charged on the line of credit is a floating rate at the one-month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line outstanding as of June 30, 2009 and 2008.

On October 31, 2006, the Company repaid its mortgage debt. The total payment of $13.8 million included the mortgage principal balance, accrued interest and a 5% prepayment penalty of $651,000. The prepayment penalty and $78,000 of unamortized loan origination fees are included in interest expense for fiscal 2007.


H.  Commitments and contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2009, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
--------------------
2010                     $    332
2011                          249
2012                           95
2013                           87
2014                           87
Thereafter                     17
                         --------
                         $    867
                         ========

Total rent expense was approximately $393,000, $583,000 and $762,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.


I.  Stockholders' equity:

Stock option plans: The Company has stock option plans (the Plans) which provide for the granting of stock options to employees (the TECHNE Corporation 1997 Incentive Stock Option Plan) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 Nonqualified Stock Option Plan). The Plans are administered by the Board of Directors and its Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all Plans is ten years. The number of shares of common stock authorized to be issued and available for grant at June 30, 2009 are as follows (in thousands):
                                                Available
                                    Authorized  for Grant
                                    ----------  ---------
1997 Incentive Stock Option Plan         3,200      2,349
1998 Nonqualified Stock Option Plan      1,600        842

Stock option activity, under the Plans for the three years ended June 30, 2009, consists of the following (shares in thousands):

                                      Weighted
                                      Average  Weighted Avg.  Aggregate
                                      Exercise Contractual    Intrinsic
                              Shares  Price    Life (Yrs.)    Value
                              ------  -------  -------------  -----------
Outstanding at June 30, 2006     421  $ 38.89
 Granted                          84    58.01
 Forfeited or expired             (1)   65.00
 Exercised                       (81)   35.32
                              ------
Outstanding at June 30, 2007     423    43.29
 Granted                          37    65.88
 Forfeited or expired             (1)   36.50
 Exercised                       (87)   35.84
                              ------
Outstanding at June 30, 2008     372    47.36
 Granted                          47    65.07
 Forfeited or expired             --       --
 Exercised                       (21)   46.43
                              ------
Outstanding at June 30, 2009     398  $ 49.49      4.8        $5.9 million
                              ======
Exercisable at June 30:
 2007                            365  $ 41.23
 2008                            343    46.33
 2009                            379    48.96      4.8        $5.8 million


The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
Dividend yield                                     1.6%        --        --
Expected volatility                             24%-37%   24%-46%   25%-47%
Risk-free interest rates                      2.9%-3.5% 4.2%-4.6% 4.5%-5.1%
Expected lives                                  7 years   7 years   6 years

The Company declared and paid its first dividend during the quarter ended December 31, 2008. As the Company had not established a practice of paying dividends prior to the grant of options in the first half of fiscal 2009, an expected dividend yield of zero was used to estimate the fair value of options granted during the first two quarters of fiscal 2009. The Company continued to pay dividends in the third and fourth quarter of fiscal 2009, therefore a dividend yield of 1.6% was used in estimating the fair value of options granted in the second half of fiscal 2009. The expected annualized volatility is based on the Company's historical stock price over a period equivalent to the expected life of the option granted. The risk-free interest rate is based on U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value.

The weighted average fair value of options granted during fiscal 2009, 2008 and 2007 was $28.21, $35.75 and $24.18, respectively. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 were $648,000, $2.5 million and $1.9 million, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during fiscal 2009, 2008 and 2007 were $1.5 million, $2.0 million and $1.8 million, respectively.

Stock-based compensation cost of $1.5 million, $1.7 million and $1.6 million was included in selling, general and administrative expense in fiscal 2009, 2008 and 2007, respectively. As of June 30, 2009, there was $279,000 of total unrecognized compensation cost related to non-vested stock options which will be expensed in fiscal 2010.

Stock repurchase: In fiscal 2009 and 2008, the Company repurchased approximately 1.4 million shares and 899,000 shares of its common stock at a market value of $90.6 million and $58.7 million, respectively, pursuant to stock purchase plans authorized by the Board of Directors.
Cash dividends: In fiscal 2009, the Company paid three quarterly cash dividends of $0.25 per share per quarter totaling $28.2 million.


J.  Income taxes:

The provisions for income taxes consist of the following (in thousands):

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
Earnings before income taxes consist of:
 Domestic                                      $121,585  $113,310  $101,154
 Foreign                                         33,778    40,521    27,777
                                               --------  --------  --------
                                               $155,363  $153,831  $128,931
                                               ========  ========  ========
Taxes on income consist of:
 Currently payable:
  Federal                                      $ 38,621  $ 36,602  $ 32,244
  State                                           2,308     2,186     3,741
  Foreign                                         9,920    12,146     8,632
 Net deferred:
  Federal                                          (721)     (719)     (594)
  State                                               9        40      (217)
  Foreign                                           (16)       18        14
                                               --------  --------  --------
                                               $ 50,121  $ 50,273  $ 43,820
                                               ========  ========  ========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
Computed expected federal income tax expense   $ 54,377  $ 53,841  $ 45,126
State income taxes, net of federal benefit        1,805     1,298     2,380
Qualified production activity deduction          (2,397)   (2,260)   (1,029)
Research and development tax credit              (1,192)     (310)     (265)
Tax-exempt interest                              (1,424)   (1,687)   (1,270)
Decrease in deferred tax valuation allowance       (235)     (171)     (109)
Extraterritorial income tax benefit                  --        --      (454)
Other                                              (813)     (438)     (559)
                                               --------  --------  --------
                                               $ 50,121  $ 50,273  $ 43,820
                                               ========  ========  ========


Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows (in thousands):
                                                     June 30,
                                                  2009      2008
                                               --------  --------
Inventory reserves                             $  6,389  $  5,954
Inventory costs capitalized                       1,787     1,558
Unrealized profit on intercompany sales             878       761
Intangible asset amortization                       891     2,300
Depreciation                                      1,825     1,998
Excess tax basis in equity investments            3,758     3,091
Foreign tax credit carryforward                     154        56
Deferred compensation                             1,795     1,493
Unrealized losses on available-for-
 sale investments                                    --       935
Other                                               520       501
Valuation allowance                              (2,912)   (3,147)
                                               --------  --------
     Net deferred tax assets                     15,085    15,500
Intangible asset amortization                      (900)   (1,038)
Unrealized gains on available-for-
 sale investments                                  (316)       --
Other                                              (923)     (974)
     Deferred tax liabilities                    (2,139)   (2,012)
                                               --------  --------
     Net deferred tax assets                   $ 12,946  $ 13,488
                                               ========  ========

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company has provided a valuation allowance for potential capital loss carryovers resulting from excess tax basis in certain of its equity investments. The Company believes that it is more likely than not that the recorded deferred tax asset, net of valuation allowance, will be realized.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $137.5 million as of June 30, 2009. Deferred taxes have not been provided on such undistributed earnings, as the Company has either paid U.S. taxes on the undistributed earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company adopted FIN 48 on July 1, 2007. The total amount of gross unrecognized tax benefits as of the date of adoption was $143,000 of which $47,000, if recognized, would affect the Company's effective tax rate. A reconciliation of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits as of July 1, 2007     $  143
Gross increases:
 Current year tax positions                                20
Gross decreases:
 Prior year tax positions (tax paid)                      (64)
 Statute of limitation lapses                              (7)
                                                       ------
Gross unrecognized tax benefits as of June 30, 2008        92
Gross increases:
 Current year tax positions                                 7
Gross decreases:
 Statute of limitation lapses                              (8)
                                                       ------
Gross unrecognized tax benefits as of June 30, 2009    $   91
                                                       ======

The gross unrecognized tax benefit balance as of June 30, 2009 of $91,000 includes $6,000 of unrecognized taxes benefits that, if recognized, would affect the effective tax rate. The gross unrecognized tax benefit balance as of June 30, 2008 of $92,000 includes $7,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties were not material at June 30, 2009 and 2008.

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota, Massachusetts and California, and several jurisdictions outside the U.S. U.S. tax returns for 2006 and subsequent years remain open to examination by the tax authorities. The Company's major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to examination for 2005 and subsequent years, and China which has calendar year 2009 open to examination.

K.  Earnings per share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
Net earnings used for basic and diluted
 earnings per share                            $105,242  $103,558  $ 85,111
                                               ========  ========  ========
Weighted average shares used in
 basic computation                               37,802    39,139    39,406
Dilutive stock options and warrants                  98       108       107
                                               --------  --------  --------
Weighted average shares used in
 diluted computation                             37,900    39,247    39,513
                                               ========  ========  ========

Basic EPS                                      $   2.78  $   2.65  $   2.16
Diluted EPS                                    $   2.78  $   2.64  $   2.15

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 26,000, 39,000 and 13,000 at June 30, 2009, 2008 and 2007, respectively.


L.  Segment information:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide. No customer accounted for more than 10% of the Company's net sales for the years ended June 30, 2009, 2008 and 2007.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
External sales
 Biotechnology                                 $173,913  $165,663  $146,614
 R&D Europe                                      72,541    75,735    61,766
 Hematology                                      17,502    16,022    15,102
                                               --------  --------  --------
Consolidated net sales                         $263,956  $257,420  $223,482
                                               ========  ========  ========
Earnings before taxes
 Biotechnology                                 $123,794  $115,856  $102,398
 R&D Europe                                      32,245    39,893    27,792
 Hematology                                       6,143     4,258     4,498
                                               --------  --------  --------
 Segment earnings before taxes                  162,182   160,007   134,688
 Other                                           (6,819)   (6,176)   (5,757)
                                               --------  --------  --------
Consolidated earnings before taxes             $155,363  $153,831  $128,931
                                               ========  ========  ========
Assets
 Biotechnology                                 $222,534  $244,659  $216,282
 R&D Europe                                     139,302   139,871   108,110
 Hematology                                      15,804    18,989    23,189
 Intersegment eliminations                       (6,391)   (5,462)   (3,000)
                                               --------  --------  --------
 Segment assets                                 371,249   398,057   344,581
 Other                                          100,756   109,312   110,263
                                               --------  --------  --------
Consolidated assets                            $472,005  $507,369  $454,844
                                               ========  ========  ========
Depreciation and amortization
 Biotechnology                                 $  4,085  $  3,713  $  3,702
 R&D Europe                                         417       329       261
 Hematology                                         229       231       267
                                               --------  --------  --------
 Segment depreciation and amortization            4,731     4,273     4,230
 Other                                            3,035     2,986     2,764
                                               --------  --------  --------
Consolidated depreciation and amortization     $  7,766  $  7,259  $  6,994
                                               ========  ========  ========
Capital purchases
 Biotechnology                                 $  3,305  $  5,563  $  5,644
 R&D Europe                                         196     8,517       247
 Hematology                                          94        76       207
                                               --------  --------  --------
 Segment capital purchases                        3,595    14,156     6,098
 Other                                            2,961     2,209     1,978
                                               --------  --------  --------
Consolidated capital purchases                 $  6,556  $ 16,365  $  8,076
                                               ========  ========  ========

The other reconciling items include the results of unallocated corporate expenses and assets, and the Company's share of losses from its equity method investees.

Following is financial information relating to geographic areas (in thousands):

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
External sales
 United States                                 $147,271  $141,443  $127,695
 Europe                                          79,381    81,628    66,492
 Other areas                                     37,304    34,349    29,295
                                               --------  --------  --------
Total external sales                           $263,956  $257,420  $223,482
                                               ========  ========  ========
Long-lived assets
 United States                                 $ 93,571  $ 93,612  $ 90,965
 Europe                                           7,214     8,992       867
 Other areas                                         98       112        47
                                               --------  --------  --------
Total long-lived assets                        $100,883  $102,716  $ 91,879
                                               ========  ========  ========

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment, and other assets, net of accumulated depreciation and amortization.


M.  Benefit plans:

Profit sharing plans: The Company has Profit Sharing and Savings Plans for non-union U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $617,000, $1.6 million and $1.4 million for the years ended June 30, 2009, 2008 and 2007, respectively. The Company operates a defined contribution pension plan for employees of R&D Europe. Operations have been charged for contributions to the plan of $154,000, $174,000 and $153,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Stock bonus plans: The Company also has Stock Bonus Plans covering non-union employees. The Company may make contributions to the plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2009, 2008 and 2007 operations have been charged for contributions to the plan of $647,000, $1.7 million and $1.5 million, respectively.

Performance incentive program: Under certain employment agreements with executive officers, the Company recorded bonuses of $76,000, $87,000 and $130,000 for the years ended June 30, 2009, 2008 and 2007, respectively. In addition, options for 981, 2,217 and 2,505 shares of common stock were granted to the executive officers during fiscal 2009, 2008 and 2007, respectively.


N. Supplemental disclosures of cash flow information and noncash investing and financing activities:

The Company paid cash for the following items (in thousands):

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
Income taxes paid                              $ 50,875  $ 49,098  $ 46,192
Interest paid                                        --        --     1,090

In fiscal 2009, stock options for 785 shares of common stock were exercised by the surrender of 348 shares of common stock at fair market value of $22,000. In fiscal 2008, stock options for 1,948 shares of common stock were exercised by the surrender of 1,101 shares of common stock at fair market value of $68,000. In fiscal 2007, stock options for 3,000 shares of common stock were exercised by the surrender of 1,810 shares of common stock at fair market value of $111,000.


O.  Accumulated other comprehensive income:

Accumulated other comprehensive (loss) income consists of (in thousands):

                                                   Year Ended June 30,
                                                 2009      2008      2007
                                               --------  --------  --------
Foreign currency translation adjustments       $ (8,035) $ 13,733  $ 13,400
Net unrealized gain (loss) on available-
 for-sale investments                               558    (1,605)     (476)
                                               --------  --------  --------
                                               $ (7,477) $ 12,128  $ 12,924
                                               ========  ========  ========


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
TECHNE Corporation:

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2009. We also have audited TECHNE Corporation's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TECHNE Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TECHNE Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
August 28, 2009



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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of June 30, 2009, management, under the supervision of the chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2009.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.


                       ITEM 9B.  OTHER INFORMATION

None.




                                 PART III


     ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Company" which is set forth at the end of Part I of this Annual Report on Form 10-K, the information required by
Item 10 is incorporated herein by reference to the sections entitled "Election of Directors", "Corporate Governance" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                    ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Corporate Governance" and "Executive Compensation Discussion and Analysis" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the Company's equity compensation plans at June 30, 2009 is as follows (shares in thousands):

                                                            Number of
                           Number of         Weighted-      Securities
                           Securities to be  Average        Remaining
                           Issued Upon       Exercise Price Available for
                           Exercise of       of Outstanding Future Issuance
                           Outstanding       Options        Under Equity
                           Options, Warrants Warrants and   Compensation
Plan Category              and Rights        Rights         Plans
-------------------------- ----------------- -------------- ----------------
Equity compensation plans
 approved by
 Stockholders (1)                398            $49.49          3,191
Equity compensation plans
 not approved
 by Stockholders                  --                --             --

(1)	Includes the Company's 1997 Incentive Stock Option Plan and 1998
Nonqualified Stock Option Plan.

The remaining information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                             INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Corporate Governance" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


            ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.



                                 PART IV

       ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. (1)  List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of This Annual Report on Form 10-K:

     Consolidated Statements of Earnings for the Years Ended
          June 30, 2009, 2008 and 2007

     Consolidated Balance Sheets as of June 30, 2009 and 2008

     Consolidated Statements of Stockholders' Equity and Comprehensive
          Income for the Years Ended June 30, 2009, 2008 and 2007

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2009, 2008 and 2007

     Notes to Consolidated Financial Statements for the Years
          Ended June 30, 2009, 2008 and 2007

     Report of Independent Registered Public Accounting Firm


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

                                          TECHNE CORPORATION

Date:  August 28, 2009                    /s/ Thomas E. Oland
                                          --------------------------------
                                          By:  Thomas E. Oland
                                          Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                      Signature and Title
----                                      --------------------------------
August 28, 2009                           /s/ Thomas E. Oland
                                          --------------------------------
                                          Thomas E. Oland
                                          Chairman of the Board, President,
                                          Treasurer, Chief Executive Officer
                                          and Director
                                          (principal executive officer)

August 28, 2009                           /s/ Roger C. Lucas, Ph.D.
                                          --------------------------------
                                          Dr. Roger C. Lucas
                                          Vice Chairman and Director

August 28, 2009                           /s/ Howard V. O'Connell
                                          --------------------------------
                                          Howard V. O'Connell, Director

August 28, 2009                           /s/ G. Arthur Herbert
                                          --------------------------------
                                          G. Arthur Herbert, Director

August 28, 2009                           /s/ Randolph C. Steer, Ph.D., M.D.
                                          --------------------------------
                                          Dr. Randolph C. Steer, Director

August 28, 2009                           /s/ Robert V. Baumgartner
                                          --------------------------------
                                          Robert V. Baumgartner, Director

August 28, 2009                           /s/ Charles A. Dinarello, M.D.
                                          --------------------------------
                                          Dr. Charles A. Dinarello, Director

August 28, 2009                           /s/ Karen A. Holbrook, Ph.D.
                                          --------------------------------
                                          Dr. Karen A. Holbrook, Director

August 28, 2009                           /s/ John L. Higgins
                                          --------------------------------
                                          John L. Higgins, Director

August 28, 2009                           /s/ Gregory J. Melsen
                                          --------------------------------
                                          Gregory J. Melsen,
                                          Chief Financial Officer
                                          (principal financial officer)

August 28, 2009                           /s/ Kathleen M. Backes
                                          --------------------------------
                                          Kathleen M. Backes, Controller
                                    41


                              EXHIBIT INDEX
                  for Form 10-K for the 2009 Fiscal Year
Exhibit
Number  Description
------- -----------------
3.1 Restated Articles of Incorporation of Company, as amended to date --incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000*

3.2 Restated Bylaws of the Company, as amended to date--incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, dated November 14, 2007*

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

10.3** Company's Stock Bonus Plan--incorporated by reference to Exhibit 10.7 of the Company's Form 10, dated October 27, 1988*

10.4**  1997 Incentive Stock Option Plan--incorporated by reference to
        Exhibit 10.24 of the Company's Form 10-K for the year ended June 30,
        1997*

10.5** Form of Stock Option Agreement for 1997 Incentive Stock Option Plan-- incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997*

10.6 Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997--incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997*

10.7**  1998 Nonqualified Stock Option Plan--incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.8** Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.9 Investment Agreement between the Company and Discovery Genomics, Inc. dated August 2, 2001--incorporated by reference to Exhibit 10.30 of the Company's for 10-K for the year ended June 30, 2001.*

10.10 Research and License Agreement between R&D Systems and Discovery Genomics, Inc. dated August 2, 2001--incorporated by reference to
        Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2001.*

10.11 Investors Rights Agreement dated February 2, 2001 among ChemoCentryx, Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997--incorporated by reference to Exhibit 10.32 of the Company's 10-K for the year ended June 30, 2001.*

10.12 Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company-- incorporated by reference to Exhibit 10.33 of the Company's 10-K for the year ended June 30, 2001.*

------------
*Incorporated by reference; SEC File No. 000-17272
**Management contract or compensatory plan or arrangement

Exhibit
Number  Description
------- -----------------
10.13 Correction/Amendment to Investment Agreement dated April 23, 2002, between Techne Corporation, Discovery Genomics, Inc. and Roger Lucas--incorporated by reference to Exhibit 10.39 of the Company's 10-K for the year ended June 30, 2002.*

10.14** Form of Indemnification Agreement entered into with each director and executive officer of the Company--incorporated by reference to
        Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2002.*

10.15** Employment Agreement, dated December 17, 2004, with Gregory J.
        Melsen--incorporated by reference to Exhibit 10.1 of the Company's 8-K dated December 20, 2004.*

10.16** Description of Executive Officer's Incentive Bonus Plan--incorporated by reference to Exhibit 10.30 of the Company's 10-K for the year ended June 30, 2005.*

10.17 Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc and the Company and certain investors-- incorporated by reference to Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2006.*

10.18** Employment Agreement, dated January 30, 2008, with Marcel Veronneau-- incorporated by reference to Exhibit 10.1 of the Company's 10-Q dated December 31, 2007.*


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

