Form 10-Q
period 2009-09-30
TECHNE CORP /MN/
filed 2009-11-05
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2009, or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( ) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer (X)  Accelerated filer ( )
Non-accelerated filer   ( )  Smaller reporting company ( )

Indicate by check mark whether the Registrant is a shell company (as defined
in Exchange Act Rule 12b-2). ( ) Yes    (X) No

At November 3, 2009, 37,246,629 shares of the Company's Common Stock (par value $.01) were outstanding.

                              TECHNE CORPORATION
                                  FORM 10-Q
                              SEPTEMBER 30, 2009

                                     INDEX

                                                                  PAGE NO.
                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

      Condensed Consolidated Balance Sheets as of September
        30, 2009 and June 30, 2009                                    3

      Condensed Consolidated Statements of Earnings for the
        Quarters Ended September 30, 2009 and 2008                    4

      Condensed Consolidated Statements of Cash Flows for the
        Quarters Ended September 30, 2009 and 2008                    5

      Notes to Condensed Consolidated Financial Statements            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                        10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                15

ITEM 4.   CONTROLS AND PROCEDURES                                    16


                        PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                          17

ITEM 1A.  RISK FACTORS                                               17

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
          USE OF PROCEEDS                                            17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS            18

ITEM 5.   OTHER INFORMATION                                          18

ITEM 6.   EXHIBITS                                                   18

SIGNATURES                                                           19


                 PART I. FINANCIAL INFORMATION

                 ITEM 1 - FINANCIAL STATEMENTS

              TECHNE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
         (in thousands, except share and per share data)
                           (unaudited)

                                                       9/30/09   6/30/09
                                                      --------  --------
ASSETS
  Cash and cash equivalents                           $174,757  $160,940
  Short-term available-for-sale investments             52,518    41,947
  Trade accounts receivable, net                        30,334    29,516
  Other receivables                                      1,391     1,637
  Inventories                                           12,468    11,269
  Deferred income taxes                                  9,403     9,345
  Prepaid expenses                                       1,013       813
                                                      --------  --------
    Total current assets                               281,884   255,467
                                                      --------  --------

  Available-for-sale investments                        52,612    61,863
  Property and equipment, net                           98,806   100,133
  Goodwill                                              25,068    25,068
  Intangible assets, net                                 2,764     3,004
  Deferred income taxes                                  3,447     3,601
  Investments in unconsolidated entities                21,781    22,119
  Other assets                                             684       750
                                                      --------  --------
                                                      $487,046  $472,005
                                                      ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                              $  5,705  $  5,156
  Salaries, wages and related accruals                   3,546     4,010
  Other accounts payable and accrued expenses            2,285     2,311
  Income taxes payable                                   4,504     4,046
                                                      --------  --------
    Total current liabilities                           16,040    15,523
                                                      --------  --------

  Common stock, par value $.01 per share;
   authorized 100,000,000; issued and outstanding
   37,244,629 and 37,244,029                               372       372
  Additional paid-in capital                           118,080   117,946
  Retained earnings                                    363,102   345,641
  Accumulated other comprehensive loss                 (10,548)   (7,477)
                                                      --------  --------
    Total stockholders' equity                         471,006   456,482
                                                      --------  --------
                                                      $487,046  $472,005
                                                      ========  ========

         See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)

                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------

Net sales                                             $ 66,534  $ 69,324
Cost of sales                                           12,901    13,086
                                                      --------  --------
Gross margin                                            53,633    56,238
                                                      --------  --------

Operating expenses:
  Selling, general and administrative                    8,038     8,840
  Research and development                               6,154     5,910
  Amortization of intangible assets                        240       240
                                                      --------  --------
     Total operating expenses                           14,432    14,990
                                                      --------  --------
Operating income                                        39,201    41,248
                                                      --------  --------
Other income (expense):
  Interest income                                        1,168     2,887
  Other non-operating expense, net                        (662)   (1,187)
                                                      --------  --------
      Total other income                                   506     1,700
                                                      --------  --------
Earnings before income taxes                            39,707    42,948
Income taxes                                            12,935    14,355
                                                      --------  --------
Net earnings                                          $ 26,772  $ 28,593
                                                      ========  ========
Earnings per share:
 Basic                                                $   0.72  $   0.74
 Diluted                                              $   0.72  $   0.74

Cash dividends per common share                       $   0.25  $     --

Weighted average common shares outstanding:
  Basic                                                 37,245    38,624
  Diluted                                               37,339    38,747

          See notes to condensed consolidated financial statements.

                     TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $ 26,772  $ 28,593
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                       2,005     1,921
     Deferred income taxes                                 (30)     (176)
     Stock-based compensation expense                      102       102
     Excess tax benefit from stock option exercises        (10)      (66)
     Losses by equity method investees                     338       259
     Other                                                  65       158
     Change in operating assets and
      operating liabilities:
       Trade accounts and other receivables               (533)   (2,099)
       Inventories                                      (1,568)     (443)
       Prepaid expenses                                   (203)        5
       Trade accounts and other accounts payable
         and accrued expenses                              302       758
       Salaries, wages and related accruals                286    (2,759)
       Income taxes payable                                503       522
                                                      --------  --------
          Net cash provided by operating activities     28,029    26,775
                                                      --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (563)     (742)
  Purchase of available-for-sale investments            (6,365)  (29,698)
  Proceeds from sales of available-for-sale
    investments                                            124    12,781
  Proceeds from maturities of available-for-sale
    investments                                          5,225    10,760
  Distribution from unconsolidated entity                   --     1,340
                                                      --------  --------
          Net cash used in investing activities         (1,579)   (5,559)
                                                      --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  22       797
  Excess tax benefit from stock option exercises            10        66
  Purchase of common stock for stock bonus plans          (607)   (1,681)
  Dividends paid                                        (9,311)       --
  Repurchase and retirement of common stock                 --   (12,902)
                                                      --------  --------
           Net cash used in financing activities        (9,886)  (13,720)
                                                      --------  --------
Effect of exchange rate changes on cash and
  cash equivalents                                      (2,747)  (12,417)
                                                      --------  --------
Net increase (decrease) in cash and cash equivalents    13,817    (4,921)
Cash and cash equivalents at beginning of period       160,940   166,992
                                                      --------  --------
Cash and cash equivalents at end of period            $174,757  $162,071
                                                      ========  ========

          See notes to condensed consolidated financial statements.

                        TECHNE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A.	GENERAL

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

A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2009. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2009, included in the Company's Annual Report on Form 10-K for fiscal 2009.

Subsequent events:

The Company has evaluated subsequent events through November 5, 2009, the date these condensed consolidated financial statements were issued.

Fair value measurements:

The carrying amounts of cash and cash equivalents, receivables, accounts payable and other current liabilities approximate fair value due to their short-term nature. The Company's available-for-sale securities of $105 million at September 30, 2009 are carried at fair value and are valued using quoted market prices in active markets for identical assets and liabilities.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-01, which establishes The FASB Accounting Standards Codification
(ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The ASC is effective for interim and annual periods ending after September 15, 2009. The Company has adopted the ASC when referring to GAAP in this report on Form 10-Q for the quarter ended September 30, 2009. The adoption of the ASC did not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued guidance, now codified as ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released additional guidance, also now codified under ASC Topic 820, which provided for delayed application of certain guidance related to non-financial assets and non-financial liabilities not measured at fair value on a recurring basis. The Company adopted ASC Topic 820 on July 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in the FASB's February 2008 guidance. The Company adopted the provisions of ASC Topic 820 with respect to nonfinancial assets and nonfinancial liabilities effective July 1, 2009. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statement disclosures.


In November 2008, the FASB issued EITF No. 08-6 Equity-Method Accounting Considerations, now codified in ACS Topic 323. EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. It also requires that a share issuance by an investee shall be accounted for by the investor as if the investor had sold a proportionate share of its investment, with any resulting gain or loss recognized in earnings. EITF 8-6 is effective for the Company for fiscal year 2010. Adoption of EITF 08-6 did not have a material impact on the Company's consolidated financial statements.

In June 2009, new guidance was issued by the FASB, now codified in ASC Topic 810, Consolidation. This statement amends the consolidation guidance applicable to variable interest entities and is effective for the Company beginning July 1, 2010. The Company believes the adoption of this pronouncement will not have a significant impact on the Company's consolidated financial statements.


B.  BALANCE SHEET

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                       9/30/09   6/30/09
                                                      --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                           $ 30,692  $ 29,873
    Allowance for doubtful accounts                       (358)     (357)
                                                      --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                   $ 30,334  $ 29,516
                                                      ========  ========
INVENTORIES
  Raw materials                                       $  5,192  $  4,905
  Supplies                                                 147       142
  Finished goods                                         7,129     6,222
                                                     --------  --------
      TOTAL INVENTORIES                               $ 12,468  $ 11,269
                                                      ========  ========
PROPERTY AND EQUIPMENT
  Land                                                $  7,505  $  7,538
  Buildings and improvements                           116,589   116,662
  Laboratory equipment                                  25,127    24,759
  Office equipment                                       4,827     4,746
                                                      --------  --------
                                                       154,048   153,705
    Accumulated depreciation and amortization          (55,242)  (53,572)
                                                      --------  --------
      NET PROPERTY AND EQUIPMENT                      $ 98,806  $100,133
                                                      ========  ========
INTANGIBLE ASSETS
  Customer relationships                              $  1,966  $  1,966
  Technology                                             3,483     3,483
  Trade names                                            1,396     1,396
                                                      --------  --------
                                                         6,845     6,845
    Accumulated amortization                            (4,081)   (3,841)
                                                      --------  --------
      NET INTANGIBLE ASSETS                           $  2,764  $  3,004
                                                      ========  ========
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustments            ($11,330)($  8,035)
  Unrealized gains on available-for-sale investments       782       558
                                                      --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS      ($10,548)($  7,477)
                                                      ========  ========

C. INCOME TAXES

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $143 million as of September 30, 2009. Deferred taxes have not been provided on such undistributed earnings as the Company has either paid U.S. taxes on the undistributed earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations. The Company is evaluating the possibility of repatriating to the U.S., all or a portion of the undistributed earnings on which it has previously paid U.S. taxes.
The maximum amount being considered for repatriation would not result in a material amount of additional U.S. tax liability.


D. EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------
Weighted average common shares outstanding-basic        37,245    38,624
Dilutive effect of stock options and warrants               94       123
                                                      --------  --------
Weighted average common shares outstanding-diluted      37,339    38,747
                                                      ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 28,000 and 2,000 for the quarters ended September 30, 2009 and 2008, respectively.


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


Following is financial information relating to the Company's operating segments (in thousands):
                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------
External sales
  Biotechnology                                       $ 44,028  $ 46,137
  R&D Europe                                            17,838    18,941
  Hematology                                             4,668     4,246
                                                      --------  --------
Consolidated net sales                                $ 66,534  $ 69,324
                                                      ========  ========
Earnings before income taxes
  Biotechnology                                       $ 31,580  $ 33,339
  R&D Europe                                             7,879     9,722
  Hematology                                             1,853     1,350
                                                      --------  --------
  Segment earnings before income taxes                  41,312    44,411
  Unallocated corporate expenses and
    equity method investee losses                       (1,605)   (1,463)
                                                      --------  --------
Consolidated earnings before income taxes             $ 39,707  $ 42,948
                                                      ========  ========


F.   STOCK OPTIONS:

Option activity under the Company's stock option plans during the quarter ended September 30, 2009 was as follows:

                                          WEIGHTED    WEIGHTED
                                             AVG.      AVG.     AGGREGATE
                                 SHARES   EXERCISE  CONTRACTUAL INTRINSIC
                               (IN 000'S)  PRICE    LIFE (Yrs.)   VALUE
                               ---------- --------- ----------- ---------
Outstanding at June 30, 2009      398       $49.49
Granted                             2       $62.46
Exercised                          (1)      $37.01
Forfeited or expired               --           --
                                  ---
Outstanding at September 30, 2009 399       $49.57        4.6   $5.5 million
                                  ===
Exercisable at September 30, 2009 380       $49.04        4.5   $5.4 million
                                  ===

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:
                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------
Dividend yield                                            1.6%        --
Expected annualized volatility                             24%       24%
Risk free interest rate                                   2.5%      3.5%
Expected life                                          4 years   5 years
Weighted average fair value of options granted          $12.08    $21.67

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

The total intrinsic value of options exercised during the quarters ended September 30, 2009 and 2008 was $16,000 and $530,000, respectively. Stock option exercises were satisfied through the issuance of new shares. The total fair value of options vested during the quarters ended September 30, 2009 and 2008 was $21,000 and $39,000, respectively.

Stock-based compensation cost of $102,000 was included in selling, general and administrative expense for both of the quarters ended September 30, 2009 and 2008. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of September 30, 2009, there was $198,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal 2010.


G.   COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):
                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------
Net earnings                                          $ 26,772  $ 28,593
  Other comprehensive (loss) income:
    Foreign currency translation adjustments            (3,295)  (14,131)
    Unrealized gain on available-for-sale
      investments, net of tax                              224     1,462
                                                      --------  --------
Comprehensive income                                  $ 23,701  $ 15,924
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

Results of Operations for the Quarters Ended September 30, 2009 and 2008

Consolidated net sales and consolidated net earnings decreased 4.0% and 6.4%, respectively, for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Consolidated net sales and net earnings were unfavorably affected by the strengthening of the U.S. dollar as compared to foreign currencies for the quarter ended September 30, 2009. The unfavorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and Euros) into U.S. dollars was $1.2 million for the quarter ended September 30, 2009. The unfavorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert foreign currency financial statements to U.S. dollars was $566,000 for the quarter ended September 30, 2009. In the first quarter of fiscal 2010, the Company generated cash of $28.0 million from operating activities, paid cash dividends of $9.3 million and had cash, cash equivalents and available-for-sale investments of $280 million at September 30, 2009 compared to $265 million at June 30, 2009.


Net Sales

Consolidated net sales for the quarter ended September 30, 2009 were $66.5 million, a decrease of $2.8 million (4.0%) from the quarter ended September 30, 2008. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales decreased 2.2% the quarter ended September 30, 2009 from the comparable prior-year period. Included in consolidated net sales for the quarter ended September 30, 2009 was $247,000 of sales of new biotechnology products which had their first sale in fiscal 2010.

Biotechnology net sales decreased $2.1 million (4.6%) for the quarter ended September 30, 2009 mainly as a result of decreased sales volume which the Company attributes to continued customer caution in a time of economic uncertainty and the exceptionally strong growth rate of 18.7% in the first quarter of fiscal 2009. North American biotechnology sales to industrial pharmaceutical and biotechnology customers declined approximately 12.8% during the first quarter of fiscal 2010 compared to the same prior-year period. Biotechnology sales to North American academic and Pacific Rim distributors each grew about 3.9% and biotechnology sales in China grew 30.1% during the first quarter of fiscal 2010 compared to the same prior-year period.

R&D Europe net sales decreased $1.1 million (5.8%) for the quarter ended September 30, 2009 from the comparable prior-year period. R&D Europe's net sales increased 0.8% for the quarter ended September 30, 2009 when measured at currency rates in effect in the comparable prior-year period. Approximately 75% of R&D Europe sales are in non-British pound sterling currencies (mainly Euro) which had a favorable impact on consolidated net sales of approximately $1.2 million for the quarter ended September 30, 2009 as a result of the change in exchange rates used to convert sales in other currencies to British pounds sterling. This favorable impact was offset by an unfavorable impact on consolidated net sales of approximately $2.4 million for the quarter ended September 30, 2009 as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars.

Hematology sales increased $422,000 (9.9%) for the quarter ended September 30, 2009 compared to the same prior-year period, as a result of increased sales volume.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                              QUARTER ENDED
                           ------------------
                            9/30/09   9/30/08
                           --------  --------
Biotechnology                 80.9%     81.0%
R&D Europe                    53.5%     58.1%
Hematology                    50.3%     44.2%
Consolidated gross margin     80.6%     81.1%

Consolidated gross margins, as a percentage of consolidated net sales, decreased slightly from 81.1% for the quarter ended September 30, 2008 to 80.6% for the quarter ended September 30, 2009. This decrease was primarily caused by unfavorable exchange rates.


Selling, General and Administrative Expenses

Selling, general and administrative expenses were composed of the following (in thousands):
                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------
Biotechnology                                         $  4,734  $  5,141
R&D Europe                                               1,952     2,283
Hematology                                                 370       436
Unallocated corporate expenses                             982       980
                                                      --------  --------
Consolidated selling, general and
  administrative expenses                             $  8,038  $  8,840
                                                      ========  ========

Selling, general and administrative expenses for the quarter ended September 30, 2009 decreased $802,000 (9.1%) from the same prior-year period as a result of a reduction in profit sharing expense of $635,000, which was directly related to the Company's results for the periods, and the change in exchange rates used to convert foreign expenses to U.S. dollars of $198,000.


Research and Development Expenses

Research and development expenses were composed of the following (in thousands):
                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------
Biotechnology                                         $  5,956  $  5,717
Hematology                                                 198       193
                                                      --------  --------
Consolidated research and development expenses        $  6,154  $  5,910
                                                      ========  ========


Interest Income

Interest income decreased $1.7 million for the quarter ended September 30, 2009 from the comparable prior-year period, primarily as a result of lower rates of return on cash and available-for-sale investments.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.
                                                        QUARTER ENDED
                                                      ------------------
                                                       9/30/09   9/30/08
                                                      --------  --------
Foreign currency gains (losses)                       $    143 ($    474)
Rental income                                               81        99
Real estate taxes, depreciation and utilities             (548)     (553)
Losses by equity method investees                         (338)     (259)
                                                      --------  --------
Consolidated other non-operating expense             ($    662)($  1,187)
                                                      ========  ========


Income Taxes

Income taxes for the quarter ended September 30, 2009 and 2008 were provided at rates of 32.6% and 33.4% of consolidated earnings before income taxes, respectively. The U.S credit for research and development expired at the end of calendar 2007 and was not renewed until the quarter ended December 31, 2008, resulting in a higher effective tax rate for the quarter ended September 30, 2008. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects its fiscal 2010 effective income tax rate to range from approximately 32.0% to 33.0%.


Liquidity and Capital Resources

At September 30, 2009, cash and cash equivalents and available-for-sale investments were $280 million compared to $265 million at June 30, 2009. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.


Cash Flows From Operating Activities

The Company generated cash of $28.0 million from operating activities in the first quarter of fiscal 2010 compared to $26.8 million in the first quarter of fiscal 2009. The increase from the prior year was primarily due to changes in operating assets and liabilities partially offset by a decrease in net earnings in the current year of $1.8 million.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first quarter of fiscal 2010 and 2009 were $563,000 and $742,000, respectively. The capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2010 are expected to be approximately $5.3 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the quarter ended September 30, 2009, the Company purchased $6.4 million and had sales or maturities of $5.3 million of available-for-sale investments. During the quarter ended September 30, 2008, the Company purchased $29.7 million and had sales or maturities of $23.5 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

During the quarter ended September 30, 2008, the Company received a $1.3 million distribution from its investment in Nephromics, LLC (Nephromics).
The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company.


Cash Flows From Financing Activities

Cash of $22,000 and $797,000 was received during the quarters ended September 30, 2009 and 2008, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $10,000 and $66,000 for the quarters ended September 30, 2009 and 2008, respectively.

During the first quarter of fiscal 2010 and 2009, the Company purchased 9,827 and 22,637 shares of common stock, respectively, for its employee stock bonus plans at a cost of $607,000 and $1.7 million, respectively.

During the first quarter of fiscal 2010, the Company paid cash dividends of $9.3 million to all common shareholders. On October 29, 2009, the Company announced the payment of a $0.26 per share cash dividend. The dividend of approximately $9.7 million will be payable November 23, 2009 to all common shareholders of record on November 9, 2009.

During the first quarter of fiscal 2009, the Company purchased and retired approximately 214,000 shares of common stock at a market value of $15.6 million of which $12.9 million was disbursed prior to September 30, 2008.


Contractual Obligations

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended September 30, 2009.


Critical Accounting Policies

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2009. The application of certain of these policies require judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, impairment of goodwill, intangibles and other long-lived assets and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2010 which would require disclosure. There have been no changes to the Company's policies in fiscal 2010.

Forward Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effective tax rate, pending litigation, the amount of capital expenditures for the remainder of the fiscal year, the Company's adoption and impact of recent accounting pronouncements and the sufficiency of currently available funds for meeting the Company's needs. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, general economic conditions, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, the impact of governmental regulation and intellectual property litigation, the recruitment and retention of qualified personnel, the number of business or selling days in a period and the success of financing efforts by companies in which the Company has invested, and the success of the Company's expansion into China. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2009 as filed with the Securities and Exchange Commission.




     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2009, the Company had an independently managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $105 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, because the Company's fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. Approximately 30% of consolidated net sales are made in foreign currencies including 16% in euro, 7% in British pound sterling, 3% in Chinese yuan and the remaining 4% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

                                 QUARTER ENDED
                              ------------------
                               9/30/09   9/30/08
                              --------  --------
British pound sterling           $1.63     $1.86
Euro                              1.44      1.48
Chinese yuan                      .146      .146


The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At September 30, 2009, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

                                DENOMINATED        U.S. DOLLAR
                                CURRENCY           EQUIVALENT
                                --------------     -----------
Accounts receivable in:
     Euros                      823 Br. pounds      $  1,316
     Other European currencies  702 Br. pounds      $  1,122

Intercompany payable in:
     Euros                      378 Br. pounds      $    604
     U.S. dollars               2,835 Br. pounds    $  4,530
     U.S. dollars               3,594 Ch. yuan      $    526


All of the above balances are revolving in nature and are not deemed to be long-term balances.

The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in "Other non-operating expense" in the consolidated statement of earnings. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the consolidated balance sheet as part of "Accumulated other comprehensive income."

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2009 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

                                                        HYPOTHETICAL
                                                           EFFECT
                                                          INCREASE/
                                                         (DECREASE)
                                                        -------------
Translation of earnings into U.S. dollars (annualized)    ($  2,166)
Transaction losses                                              460
Translation of net assets of foreign subsidiaries           (12,410)



                       ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange
Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

In a previously disclosed lawsuit filed by Streck, Inc. (Streck), venued in Omaha, Nebraska, Streck alleged patent infringement involving certain patents issued to Streck relating to the addition of reticulocytes to hematology controls. Streck was seeking a royalty on sales of integrated hematology controls containing reticulocytes. The Company has reason to believe that R&D Systems and not Streck, first invented the inventions claimed in these patents and several other patents issued to Streck. As a result, the Company requested, and in 2007 the U.S. Patent and Trademark Office (USPTO) declared, an interference to determine priority of invention between a patent application filed by R&D Systems and five Streck patents, including each of the patents involved in the lawsuit. On November 2, 2009, the Interference Board ordered that judgment for the Company and against Streck be entered, finding that R&D was the first to invent the integrated hematology controls containing reticulocytes.

The judgment, once upheld, will constitute cancellation of all claims of the five Streck patents involving the addition of reticulocytes to hematology controls. Such cancellation may moot an earlier jury decision on October 28, 2009, at the conclusion of trial in the Nebraska lawsuit, that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a judgment in favor of Streck in the amount of $92,300. The Company will also be responsible for court related costs (estimated at about $50,000) and its professional fees related to the case. The Company will defend the Interference Board's decision, will move the Nebraska Court for declaratory judgment of invalidity as a matter of law based on priority, and will appeal any continuing adverse decision of the Nebraska Court. If successful, after cancellation of the Streck patents, the Company will be issued a patent covering integrated hematology controls containing reticulocytes. The Company does not believe the resolution of the above proceedings will have a material impact on the Company's consolidated financial statements.



                            ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2009.



    ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2009:

                                       Total Number      Maximum Approximate
                                       of Shares         Dollar Value of
                                       Purchased as      Shares that May Yet
               Total Number  Average   Part of Publicly  Be Purchased
               Of Shares    Price Paid Announced Plans   Under the Plans
Period         Purchased    per Share  or Programs       or Programs
-------------- ------------ ---------- ----------------  --------------------
7/1/09-7/31/09     0        $     --         0              $67.5 million
8/1/09-8/31/09     0        $     --         0              $67.5 million
9/1/09-9/30/09   9,827      $  61.75         0              $67.5 million

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



                    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.



              ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

a. The Annual Meeting of the Company's shareholders was held on Thursday, October 29, 2009.

b. A proposal to set the number of directors at eight was adopted by a vote of 35,473,291 in favor with 66,116 shares against, and 45,351 shares abstaining.

c. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees as listed in the Proxy Statement, and all such nominees were elected as follows:

    Nominee                      For            Withheld
    -------                     ----            --------
    Thomas E. Oland          35,101,592          483,166
    Roger C. Lucas           35,073,075          511,683
    Howard V. O'Connell      32,802,537        2,782,221
    Randolph C. Steer        34,832,779          751,979
    Robert V. Baumgartner    34,949,868          634,890
    Charles A. Dinarello     35,430,116          154,642
    Karen A. Holbrook        35,431,894          152,864
    John L. Higgins          34,944,194          640,564




                            ITEM 5 - OTHER INFORMATION


None.



                              ITEM 6 - EXHIBITS

See "exhibit index" following the signature page.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECHNE CORPORATION
                                       (Company)



Date:  November 5, 2009                /s/ Thomas E. Oland
                                       ----------------------
                                       President, Chief Executive Officer


Date:  November 5, 2009                /s/ Gregory J. Melsen
                                       ----------------------
                                       Chief Financial Officer



                                EXHIBIT INDEX
                                     TO
                                 FORM 10-Q

                               TECHNE CORPORATION

Exhibit     Description
-------     -----------

31.1*       Section 302 Certification

31.2*       Section 302 Certification

32.1*       Section 906 Certification

32.2*       Section 906 Certification

___________
*Filed herewith