Form 10-Q
period 2009-12-31
TECHNE CORP /MN/
filed 2010-02-08
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                       FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2009, or

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

At February 5, 2010, 37,310,629 shares of the Company's Common Stock (par value $.01) were outstanding.




                            TECHNE CORPORATION
                                 FORM 10-Q
                             DECEMBER 31, 2009

                                   INDEX

                                                                   PAGE NO.
                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

         Condensed Consolidated Balance Sheets as of December
           31, 2009 and June 30, 2009                                   3

         Condensed Consolidated Statements of Earnings for
           the Quarters and Six Months Ended December 31,
           2009 and 2008                                                4

         Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended December 31, 2009 and 2008              5

         Notes to Condensed Consolidated Financial Statements           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    16

ITEM 4.  CONTROLS AND PROCEDURES                                       18

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             18

ITEM 1A. RISK FACTORS                                                  19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS               19

ITEM 5.  OTHER INFORMATION                                             19

ITEM 6.  EXHIBITS                                                      19

SIGNATURES                                                             20

                        PART I. FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                    TECHNE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                 (unaudited)

                                                          12/31/09   6/30/09
                                                          --------  --------
ASSETS
  Cash and cash equivalents                               $195,551  $160,940
  Short-term available-for-sale investments                 53,928    41,947
  Trade accounts receivable, net                            26,159    29,516
  Other receivables                                          1,642     1,637
  Inventories                                               12,988    11,269
  Deferred income taxes                                      9,686     9,345
  Prepaid expenses                                           1,005       813
                                                          --------  --------
    Total current assets                                   300,959   255,467
                                                          --------  --------

  Available-for-sale investments                            49,183    61,863
  Property and equipment, net                               98,910   100,133
  Goodwill                                                  25,068    25,068
  Intangible assets, net                                     2,524     3,004
  Deferred income taxes                                      3,736     3,601
  Investments in unconsolidated entities                    21,235    22,119
  Other assets                                                 618       750
                                                          --------  --------
                                                          $502,233  $472,005
                                                          ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                                  $  4,780  $  5,156
  Salaries, wages and related accruals                       3,121     4,010
  Other accounts payable and accrued expenses                2,432     2,311
  Income taxes payable                                       3,354     4,046
                                                          --------  --------
    Total current liabilities                               13,687    15,523
                                                          --------  --------

 Common stock, par value $.01 per share;
   authorized 100,000,000; issued and outstanding
   37,260,629 and 37,244,029                                   373       372
  Additional paid-in capital                               119,509   117,946
  Retained earnings                                        378,139   345,641
  Accumulated other comprehensive loss                      (9,475)   (7,477)
                                                          --------  --------
    Total stockholders' equity                             488,546   456,482
                                                          --------  --------
                                                          $502,233  $472,005
                                                          ========  ========

           See notes to condensed consolidated financial statements.


                     TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)
                                (unaudited)

                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
Net sales                             $ 65,521  $ 61,876  $132,055  $131,200
Cost of sales                           13,329    13,430    26,230    26,516
                                      --------  --------  --------  --------
Gross margin                            52,192    48,446   105,825   104,684
                                      --------  --------  --------  --------
Operating expenses:
 Selling, general and administrative     9,007     9,703    17,045    18,543
 Research and development                6,391     5,846    12,545    11,756
 Amortization of intangible assets         240       240       480       480
                                      --------  --------  --------  --------
     Total operating expenses           15,638    15,789    30,070    30,779
                                      --------  --------  --------  --------
Operating income                        36,554    32,657    75,755    73,905
                                      --------  --------  --------  --------
Other income (expense):
 Interest income                         1,156     2,205     2,324     5,092
 Other non-operating expense, net       (1,011)     (712)   (1,673)   (1,899)
                                      --------  --------  --------  --------
      Total other income                   145     1,493       651     3,193
                                      --------  --------  --------  --------
Earnings before income taxes            36,699    34,150    76,406    77,098
Income taxes                            11,978    10,528    24,913    24,883
                                      --------  --------  --------  --------
Net earnings                          $ 24,721  $ 23,622  $ 51,493  $ 52,215
                                      ========  ========  ========  ========
Earnings per share:
 Basic                                $   0.66  $   0.62  $   1.38  $   1.36
 Diluted                              $   0.66  $   0.62  $   1.38  $   1.36

Cash dividends per common share       $   0.26  $   0.25  $   0.51  $   0.25

Weighted average common shares
 outstanding:
  Basic                                 37,252    37,894    37,248    38,259
  Diluted                               37,353    37,992    37,346    38,370



            See notes to condensed consolidated financial statements.

                      TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        SIX MONTHS ENDED
                                                       ------------------
                                                       12/31/09  12/31/08
                                                       --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                          $ 51,493  $ 52,215
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                          4,065     3,875
   Deferred income taxes                                   (577)     (648)
   Stock-based compensation expense                         879     1,240
   Excess tax benefit from stock option exercises           (51)      (72)
   Losses by equity method investees                        834       545
   Other                                                     75       217
   Change in operating assets and operating liabilities:
    Trade accounts and other receivables                  3,286     4,011
    Inventories                                          (2,068)   (1,078)
    Prepaid expenses                                       (194)       14
    Trade accounts and other accounts payable
     and accrued expenses                                  (585)      202
    Salaries, wages and related accruals                   (281)   (2,696)
    Income taxes payable                                   (614)   (4,520)
                                                       --------  --------
     Net cash provided by operating activities           56,262    53,305
                                                       --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                     (2,155)   (2,117)
 Purchase of available-for-sale investments             (12,420)  (40,473)
 Proceeds from sales of available-for-sale investments    1,122    36,439
 Proceeds from maturities of available-for-sale
  investments                                            12,405    23,475
 Distribution from unconsolidated entity                     50     1,340
                                                       --------  --------
     Net cash (used in) provided by investing
      activities                                           (998)   18,664
                                                       --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                   634       856
 Excess tax benefit from stock option exercises              51        72
 Purchase of common stock for stock bonus plans            (607)   (1,681)
 Dividends paid                                         (18,996)   (9,507)
 Repurchase and retirement of common stock                   --   (78,313)
                                                       --------  --------
     Net cash used in financing activities              (18,918)  (88,573)
                                                       --------  --------
 Effect of exchange rate changes on cash and
  cash equivalents                                       (1,735)  (30,793)
                                                       --------  --------
Net increase (decrease) in cash and cash equivalents     34,611   (47,397)
Cash and cash equivalents at beginning of period        160,940   166,992
                                                       --------  --------
Cash and cash equivalents at end of period             $195,551  $119,595
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

Subsequent events:

The Company has evaluated subsequent events through February 8, 2010, the date these condensed consolidated financial statements were issued.

Fair value measurements:

The Company's available-for-sale securities of $103 million at December 31, 2009 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.

Financial instruments not measured at fair value:

Certain of the Company's financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current liabilities.

Nonfinancial assets measured at fair value on a nonrecurring basis:

The Company's goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and are currently, measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Periodically, these nonfinancial assets are tested for impairment, by comparing their respective carrying values to the estimated fair value of the reporting unit or operating segment upon which they reside. In the event any of these nonfinancial assets were to become impaired, the Company would recognize an impairment loss equal to the amount by which the carrying value of the impaired asset or asset group exceeds its estimated fair value. Fair value measurements of reporting units or operating segments are estimated using an income approach involving discounted or undiscounted cash flow models that contain certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions. Fair value measurements of the reporting units associated with the Company's goodwill balances are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing. Fair value measurements of the operating segments associated with the Company's intangible assets and other long-lived assets are estimated when events or changes in circumstances such as market value, asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable.


Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01, which establishes The FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The ASC is effective for interim and annual periods ending after September 15, 2009. The Company adopted the ASC when referring to GAAP in the first quarter of fiscal 2010. The adoption of the ASC did not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, now codified as ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released additional guidance, also now codified under ASC Topic 820, which provided for delayed application of certain guidance related to non-financial assets and non-financial liabilities not measured at fair value on a recurring basis. The Company adopted ASC Topic 820 on July 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in the FASB's February 2008 guidance. The Company adopted the provisions of ASC Topic 820 with respect to nonfinancial assets and nonfinancial liabilities effective July 1, 2009. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statement disclosures.

In November 2008, the FASB issued Emerging Issues Task Force (EITF) No. 08-6, Equity-Method Accounting Considerations, now codified in ASC Topic 323. EITF No. 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. It also requires that a share issuance by an investee shall be accounted for by the investor as if the investor had sold a proportionate share of its investment, with any resulting gain or loss recognized in earnings. EITF No. 08-6 is effective for the Company for fiscal year 2010. Adoption of EITF No. 08-6 did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, now codified in ASC Topic 810, Consolidation. This statement amends the consolidation guidance applicable to variable interest entities and is effective for the Company beginning July 1, 2010. The Company believes the adoption of this pronouncement will not have a significant impact on the Company's consolidated financial statements.

B.  BALANCE SHEET

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                          12/31/09   6/30/09
                                                          --------  --------
TRADE ACCOUNTS RECEIVABLE
  Trade accounts receivable                               $ 26,424  $ 29,873
    Allowance for doubtful accounts                           (265)     (357)
                                                          --------  --------
      NET TRADE ACCOUNTS RECEIVABLE                       $ 26,159  $ 29,516
                                                          ========  ========
INVENTORIES
  Raw materials                                           $  5,389  $  4,905
  Supplies                                                     144       142
  Finished goods                                             7,455     6,222
                                                          --------  --------
      TOTAL INVENTORIES                                   $ 12,988  $ 11,269
                                                          ========  ========
PROPERTY AND EQUIPMENT
  Land                                                    $  7,518  $  7,538
  Buildings and improvements                               117,852   116,662
  Laboratory equipment                                      25,657    24,759
  Office equipment                                           4,886     4,746
                                                          --------  --------
                                                           155,913   153,705
    Accumulated depreciation and amortization              (57,003)  (53,572)
                                                          --------  --------
      NET PROPERTY AND EQUIPMENT                          $ 98,910  $100,133
                                                          ========  ========
INTANGIBLE ASSETS
  Customer relationships                                  $  1,966  $  1,966
  Technology                                                 3,483     3,483
  Trade names                                                1,396     1,396
                                                          --------  --------
                                                             6,845     6,845
    Accumulated amortization                                (4,321)   (3,841)
                                                          --------  --------
      NET INTANGIBLE ASSETS                               $  2,524  $  3,004
                                                          ========  ========
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustments               ($ 10,217)($  8,035)
  Unrealized gains on available-for-sale investments           742       558
                                                          --------  --------
      TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS          ($ 9,475)($  7,477)
                                                          ========  ========


C. INCOME TAXES

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $149 million as of December 31, 2009. Deferred taxes have not been provided on such undistributed earnings as the Company has either paid U.S. taxes on the undistributed earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations. The Company is evaluating the possibility of repatriating to the U.S. all or a portion of the undistributed earnings on which it has previously paid U.S. taxes. The amounts being considered for repatriation would not result in a material amount of additional U.S. tax liability.

The Company's fiscal 2006 U.S. tax return is currently under audit by the Internal Revenue Service. The Company does not believe the result of the audit will have a material impact on the Company's consolidated financial statements.

D. EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
Weighted average common shares
 outstanding-basic                      37,252    37,894    37,248    38,259
Dilutive effect of stock options
 and warrants                              101        98        98       111
                                      --------  --------  --------  --------
Weighted average common shares
 outstanding-diluted                    37,353    37,992    37,346    38,370
                                      ========  ========  ========  ========

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 2,000 for both the quarter and six months ended December 31, 2009 and 61,000 and 37,000 for the quarter and six months ended December 31, 2008, respectively.


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

Following is financial information relating to the Company's operating segments (in thousands):
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
External sales
  Biotechnology                       $ 42,421  $ 40,332  $ 86,449  $ 86,469
  R&D Europe                            18,775    17,284    36,613    36,225
  Hematology                             4,325     4,260     8,993     8,506
                                      --------  --------  --------  --------
Consolidated net sales                $ 65,521  $ 61,876  $132,055  $131,200
                                      ========  ========  ========  ========
Earnings before income taxes
  Biotechnology                       $ 29,333  $ 27,249  $ 60,913  $ 60,588
  R&D Europe                             7,981     7,817    15,860    17,539
  Hematology                             1,538     1,345     3,391     2,695
                                      --------  --------  --------  --------
  Segment earnings before income taxes  38,852    36,411    80,164    80,822
  Unallocated corporate expenses
    and equity method investee losses   (2,153)   (2,261)   (3,758)   (3,724)
                                      --------  --------  --------  --------
Consolidated earnings before
  income taxes                        $ 36,699  $ 34,150  $ 76,406  $ 77,098
                                      ========  ========  ========  ========

F.   STOCK OPTIONS:

Option activity under the Company's stock option plans during the six months ended December 31, 2009 was as follows:

                                           WEIGHTED  WEIGHTED
                                             AVG.      AVG.     AGGREGATE
                                  SHARES   EXERCISE CONTRACTUAL INTRINSIC
                                (in 000's)  PRICE   LIFE (Yrs.)   VALUE
                                 --------  -------- ----------- ---------
Outstanding at June 30, 2009        398     $49.49
Granted                              37     $63.00
Exercised                           (17)    $38.20
Forfeited or expired                 --         --
                                    ---
Outstanding at December 31, 2009    418     $51.13      4.9     $7.3 million
                                    ===

Exercisable at December 31, 2009    399     $50.69      4.9     $7.2 million
                                   ===

The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
Dividend yield                            1.6%        --      1.6%        --
Expected annualized volatility             30%       37%   24%-30%   24%-37%
Risk free interest rate                   3.1%      3.2% 2.5%-3.1% 3.2%-3.5%
Expected life                          8 years   8 years   7 years   8 years
Weighted average fair value of
 options granted                        $19.90    $30.70    $19.53    $30.26

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

The total intrinsic value of options exercised during the quarter and six months ended December 31, 2009 was $449,000 and $465,000, respectively. The total intrinsic value of options exercised during the quarter and six months ended December 31, 2008 was $22,000 and $552,000, respectively. Stock option exercises were satisfied through the issuance of new shares. The total fair value of options vested during the quarter and six months ended December 31, 2009 was $697,000 and $717,000, respectively. The total fair value of options vested during both the quarter and six months ended December 31, 2008 war $1.1 million.

Stock-based compensation cost of $777,000 and $879,000 was included in selling, general and administrative expense for the quarter and six months ended December 31, 2009, respectively. Stock-based compensation cost of $1.1 million and $1.2 million was included in selling, general and administrative expense for the quarter and six months ended December 31, 2008, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of December 31, 2009, there was $117,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal 2010.

G.   COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
Net earnings                          $ 24,721  $ 23,622  $ 51,493  $ 52,215
  Other comprehensive (loss) income:
    Foreign currency translation
     adjustments                         1,113   (20,510)   (2,182)  (34,641)
    Unrealized (loss) gain on
     available-for-sale investments,
     net of tax                            (40)      (19)      184     1,443
                                      --------  --------  --------  --------
Comprehensive income                  $ 25,794  $  3,093  $ 49,495  $ 19,017
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


Results of Operations for the Quarters and Six Months Ended December 31, 2009 and 2008

Consolidated net sales and consolidated net earnings increased 5.9% and 4.6%, respectively, for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008. Consolidated net sales for the six months ended December 31, 2009 increased 0.7% and consolidated net earnings decreased 1.4%, respectively, compared to the six months ended December 31, 2008. Consolidated net sales and net earnings were favorably affected by the weakening of the U.S. dollar as compared to foreign currencies for the quarter and six ended December 31, 2009. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and Euros) into U.S. dollars was $2.6 million and $1.4 million for the quarter and six months ended December 31, 2009, respectively. The favorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert foreign currency financial statements to U.S. dollars was $572,000 and $6,000 for the quarter and six months ended December 31, 2009, respectively. In the first six months of fiscal 2010, the Company generated cash of $56.3 million from operating activities, paid cash dividends of $19.0 million and had cash, cash equivalents and available-for-sale investments of $299 million at December 31, 2009 compared to $265 million at June 30, 2009.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2009 were $65.5 million and $132.1 million, respectively, increases of $3.6 million (5.9%) and $855,000 (0.7%) from the quarter and six months ended December 31, 2008. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 1.6% and decreased 0.4% for the quarter and six months ended December 31, 2009 from the comparable prior-year periods. Included in consolidated net sales for the quarter and six months ended December 31, 2009 was $663,000 and $910,000 of sales of new biotechnology products which had their first sale in fiscal 2010.

Biotechnology net sales increased $2.1 million (5.2%) and decreased $20,000, respectively, for the quarter and six months ended December 31, 2009 compared to the same prior-year periods. The increase in the quarter was mainly as a result of increased sales volume. North American biotechnology sales to industrial pharmaceutical and biotechnology customers increased 5.7% during the quarter ended December 31, 2009. Biotechnology sales to academic, Pacific Rim distributors and China grew 4.5%, 13.0% and 21.8%, respectively, during
the second quarter of fiscal 2010 compared to the same prior-year period.   A
12.8% decline in sales to industrial pharmaceutical and biotechnology customers in the first quarter of fiscal 2010 more than offset the second quarter sales growth. Sales to North American industrial pharmaceutical and biotechnology customers decreased 4.7% during the six months ended December 31, 2009 as compared to the first six months of fiscal 2009. Biotechnology sales to academic, Pacific Rim distributors and China grew 4.3%, 9.5% and 25.8%, respectively, in the first six months of fiscal 2010.

R&D Europe net sales increased $1.5 million (8.6%) and $388,000 (1.1%) for the quarter and six months ended December 31, 2009, respectively, from the comparable prior-year periods. R&D Europe's net sales decreased 6.6% and 2.8% for the quarter and six months ended December 31, 2009 when measured at currency rates in effect in the comparable prior-year periods. The decreased net sales for the periods was mainly the result of lower sales to pharmaceutical customers. Approximately 75% of R&D Europe sales are in non-British pound sterling currencies (mainly Euro) which had a favorable impact on consolidated net sales of approximately $1.6 million and $2.7 million, respectively, for the quarter and six months ended December 31, 2009 as a result of the change in exchange rates used to convert sales in other currencies to British pounds sterling. In addition, consolidated net sales were impacted favorably by $1.0 million and unfavorably by $1.3 million for the quarter and six months ended December 31, 2009, respectively, as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars.

Hematology sales increased $65,000 (1.5%) and $487,000 (5.7%) for the quarter and six months ended December 31, 2009 compared to the same prior-year periods, as a result of increased sales volume.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
Biotechnology                            80.0%     77.2%     80.5%     79.2%
R&D Europe                               53.9%     52.1%     53.7%     55.3%
Hematology                               47.0%     43.5%     48.7%     43.9%
Consolidated gross margin                79.7%     78.3%     80.1%     79.8%

Consolidated gross margins, as a percentage of consolidated net sales, increased from 78.3% and 79.8% for the quarter and six months ended December 31, 2008 to 79.7% and 80.1% for the quarter and six months ended December 31, 2009. The increases were primarily the result of improved margins in the Biotechnology and Hematology Divisions due to incremental profit on increased sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were composed of the following (in thousands):
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
Biotechnology                         $  5,056  $  5,418  $  9,790  $ 10,559
R&D Europe                               2,159     2,094     4,111     4,377
Hematology                                 366       398       736       834
Unallocated corporate expenses           1,426     1,793     2,408     2,773
                                      --------  --------  --------  --------
Consolidated selling, general
 and administrative expenses          $  9,007  $  9,703  $ 17,045  $ 18,543
                                      ========  ========  ========  ========

Selling, general and administrative expenses for the quarter and six months ended December 31, 2009 decreased $696,000 (7.2%) and $1.5 million (8.1%), respectively, from the same prior-year periods. The decrease in selling, general and administrative expense for the quarter ended December 31, 2009 from the comparable prior-year period resulted mainly from lower stock compensation expense of $361,000. The decrease in selling, general and administrative expenses for the six months ended December 31, 2009 from the comparable prior-year period was due to lower stock compensation expense of $361,000 and lower profit sharing expense of $725,000. The remainder of the decrease in selling, general and administrative expenses for the quarter and six months was due to general cost containment efforts.


Research and Development Expenses

Research and development expenses were composed of the following (in thousands):
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
Biotechnology                         $  6,190  $  5,643  $ 12,146  $ 11,360
R&D Europe                                  --        --        --        --
Hematology                                 201       203       399       396
                                      --------  --------  --------  --------
Consolidated research and
 development expenses                 $  6,391  $  5,846  $ 12,545  $ 11,756
                                      ========  ========  ========  ========

Research and development expenses for the quarter and six months ended December 31, 2009 increased $545,000 (9.3%) and $789,000 (6.7%), respectively, from the quarter and six months ended December 31, 2008. The increase in research and development expenses is the result of continuous development and release of new high-quality biotechnology products upon which the Company's future sales revenue growth is dependent.


Interest Income

Interest income decreased $1.0 million and $2.8 million for the quarter and six months ended December 31, 2009, respectively, from the comparable prior-year periods, primarily as a result of lower rates of return on cash and available-for-sale investments.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.
                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
Foreign currency (losses) gains      ($    100)($      6) $     43 ($    480)
Rental income                              115       131       196       230
Real estate taxes, depreciation
 and utilities                            (530)     (551)   (1,078)   (1,104)
Losses by equity method investees         (496)     (286)     (834)     (545)
                                      --------  --------  --------  --------
Consolidated other non-operating
 expense                             ($  1,011)($    712)($  1,673)($  1,899)
                                     ========  ========  ========  =======

Income Taxes

Income taxes for both the quarter and six months ended December 31, 2009 were provided at rates of 32.6% of consolidated earnings before income taxes, as compared to 30.8% and 32.3% for the same prior-year periods. The U.S credit for research and development expired at the end of calendar 2007 and was not renewed until the quarter ended December 31, 2008, resulting in a lower effective tax rate for the quarter ended December 31, 2008. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects its fiscal 2010 effective income tax rate to range from approximately 32.0% to 33.0%.


Liquidity and Capital Resources

At December 31, 2009, cash and cash equivalents and available-for-sale investments were $299 million compared to $265 million at June 30, 2009. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.


Cash Flows From Operating Activities

The Company generated cash of $56.3 million from operating activities in the first six months of fiscal 2010 compared to $53.3 million in the first six months of fiscal 2009. The increase from the prior year was primarily due to changes in operating assets and liabilities partially offset by a decrease in net earnings in the current year of $722,000.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first six months of fiscal 2010 and 2009 were $2.2 million and $2.1 million, respectively. Included in capital expenditures for the first six months of fiscal 2010 was $960,000 related to remodeling of laboratory space at the Company's Minneapolis facility. The remaining capital additions in fiscal 2010 and the capital additions in fiscal 2009 were for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2010 are expected to be approximately $3.7 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the six months ended December 31, 2009, the Company purchased $12.4 million and had sales or maturities of $13.5 million of available-for-sale investments. During the six months ended December 31, 2008, the Company purchased $40.5 million and had sales or maturities of $59.9 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

During the six months ended December 31, 2009 and 2008, the Company received $50,000 and $1.3 million, respectively, in distributions from its investment in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company.

Cash Flows From Financing Activities

Cash of $634,000 and $856,000 was received during the six months ended December 31, 2009 and 2008, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $51,000 and $72,000 for the six months ended December 31, 2009 and 2008, respectively.

During the first six months of fiscal 2010 and 2009, the Company purchased 9,827 and 22,637 shares of common stock, respectively, for its employee stock bonus plans at a cost of $607,000 and $1.7 million, respectively.

During the first six months of fiscal 2010 and 2009, the Company paid cash dividends of $19.0 million and $9.5 million, respectively, to all common shareholders. On February 2, 2010, the Company announced the payment of a $0.26 per share cash dividend. The dividend of approximately $9.7 million will be payable February 26, 2010 to all common shareholders of record on February 12, 2010.

During the first six months of fiscal 2009, the Company purchased and retired approximately 1.2 million shares of common stock at a market value of $78.3 million.


Contractual Obligations

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the six months ended December 31, 2009.

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


Forward Looking Information and Cautionary Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effective tax rate, pending tax audit, pending litigation, the amount of capital expenditures for the remainder of the fiscal year, the Company's adoption and impact of recent accounting pronouncements and the sufficiency of currently available funds for meeting the Company's needs. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company's customers, the impact of the growing number of producers of biotechnology research products and related price competition, general economic conditions, the retention of hematology OEM (private label) and proficiency survey business, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, the impact of governmental regulation and intellectual property litigation, the recruitment and retention of qualified personnel, the number of business or selling days in a period, the success of financing efforts by companies in which the Company has invested, and the success of the Company's expansion into China. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2009 as filed with the Securities and Exchange Commission.



     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2009, the Company had an independently managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $103 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, because the Company's fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

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

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

                                        QUARTER ENDED      SIX MONTHS ENDED
                                      ------------------  ------------------
                                      12/31/09  12/31/08  12/31/09  12/31/08
                                      --------  --------  --------  --------
British pound sterling                $   1.63  $   1.54  $   1.63  $   1.70
Euro                                      1.47      1.31      1.45      1.40
Chinese yuan                              .147      .146      .146      .146

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At December 31, 2009, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

                                           DENOMINATED      U.S. DOLLAR
                                            CURRENCY         EQUIVALENT
                                           -----------      -----------
Accounts receivable in:
     Euros                                  398 Br. pounds   $    644
     Other European currencies              569 Br. pounds   $    919

Intercompany payable in:
     Euros                                  233 Br. pounds   $    377
     U.S. dollars                         2,833 Br. pounds   $  4,578
     U.S. dollars                         4,217 yuan         $    605

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2009 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

                                                        HYPOTHETICAL
                                                           EFFECT
                                                      INCREASE/(DECREASE)
                                                      -------------------
Translation of earnings into U.S. dollars (annualized)     ($2,150)
Transaction losses                                             471
Translation of net assets of foreign subsidiaries          (13,056)

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




                          PART II. OTHER INFORMATION


                          ITEM 1 - LEGAL PROCEEDINGS

In a previously disclosed lawsuit filed by Streck, Inc. (Streck), venued in the U.S. District Court for the District of Nebraska (the Nebraska Court), Streck alleged patent infringement involving certain patents issued to Streck relating to the addition of reticulocytes to hematology controls. Streck was seeking a royalty on sales of integrated hematology controls containing reticulocytes. The Company has reason to believe that R&D Systems and not Streck, first invented the inventions claimed in these patents and several other patents issued to Streck. As a result, the Company requested, and in 2007 the U.S. Patent and Trademark Office (USPTO) declared, an interference to determine priority of invention between a patent application filed by R&D Systems and five Streck patents, including each of the patents involved in the lawsuit. On November 2, 2009, the Interference Board ordered that judgment for the Company and against Streck be entered, finding that R&D Systems was the first to invent the integrated hematology controls containing reticulocytes.

The judgment, once upheld, will constitute cancellation of all claims of the five Streck patents involving the addition of reticulocytes to hematology controls. Such cancellation may moot an earlier jury decision on October 28, 2009, at the conclusion of trial in the Nebraska lawsuit, that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a judgment in favor of Streck in the amount of $92,300. The Company will also be responsible for court related costs (estimated at about $40,000) and its professional fees related to the case. The Company will defend the Interference Board's decision, will move the Nebraska Court for declaratory judgment of invalidity as a matter of law based on priority, and will appeal any continuing adverse decision of the Nebraska Court. If successful, after cancellation of the Streck patents, the Company will be issued a patent covering integrated hematology controls containing reticulocytes. The Company does not believe the resolution of the above proceedings will have a material impact on the Company's consolidated financial statements.

                           ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2009.



     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2009:

                                                          Maximum
                                       Total Number of    Approximate Dollar
                     Total             Shares Purchased   Value of Shares
                  Number of  Average   as Part of         that May Yet Be
                    Shares  Price Paid Publicly Announced Purchased Under the
                  Purchased Per Share  Plans or Programs  Plans or Programs
                  --------- ---------- ------------------ -------------------
10/1/09-10/31/09       0    $    --            0              $67.5 million
11/1/09-11/30/09       0    $    --            0              $67.5 million
12/1/09-12/31/09       0    $    --            0              $67.5 million

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



                    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.



               ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Information relating to the Company's Annual Meeting of Shareholders, held on October 29, 2009 is contained in the Company's Form 10-Q for the quarter ended September 30, 2009, which is incorporated herein by reference.



                           ITEM 5 - OTHER INFORMATION


None.



                                ITEM 6 - EXHIBITS

See "exhibit index" following the signature page.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TECHNE CORPORATION
                               (Company)



Date:  February 8, 2010        /s/ Thomas E. Oland
                               ----------------------------------
                               President, Chief Executive Officer


Date:  February 8, 2010        /s/ Gregory J. Melsen
                               ----------------------------------
                               Chief Financial Officer



                                 EXHIBIT INDEX
                                       TO
                                    FORM 10-Q

                              TECHNE CORPORATION

Exhibit #       Description
-----------     -------------------------
31.1 *          Section 302 Certification

31.2 *          Section 302 Certification

32.1 *          Section 906 Certification

32.2 *          Section 906 Certification

___________
*Filed herewith


24