Form 10-Q
period 2010-03-31
TECHNE CORP /MN/
filed 2010-05-07
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                  FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2010, or

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

At May 6, 2010, 37,285,767 shares of the Company's Common Stock (par value $.01) were outstanding.

                             TECHNE CORPORATION
                                  FORM 10-Q
                               MARCH 31, 2010

                                    INDEX

                                                                    PAGE NO.
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

         Condensed Consolidated Balance Sheets as of
          March 31, 2010 and June 30, 2009                              3

         Condensed Consolidated Statements of Earnings for the
          Quarters and Nine Months Ended March 31, 2010 and 2009        4

         Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 2010 and 2009                     5

         Notes to Condensed Consolidated Financial Statements           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                          11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    16

ITEM 4.  CONTROLS AND PROCEDURES                                       18

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             18

ITEM 1A. RISK FACTORS                                                  19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               19

ITEM 4.  (NOT IN USE)

ITEM 5.  OTHER INFORMATION                                             19

ITEM 6.  EXHIBITS                                                      19

SIGNATURES                                                             20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       TECHNE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                    (unaudited)

                                                         3/31/10   6/30/09
                                                        --------  --------
ASSETS
  Cash and cash equivalents                             $108,236  $160,940
  Short-term available-for-sale investments               44,922    41,947
  Trade accounts receivable, net                          34,527    29,516
  Other receivables                                        1,395     1,637
  Inventories                                             13,451    11,269
  Deferred income taxes                                   13,629     9,345
  Income taxes receivable                                  2,015        --
  Prepaid expenses                                         1,147       813
                                                        --------  --------
    Total current assets                                 219,322   255,467
                                                        --------  --------

  Available-for-sale investments                         154,360    61,863
  Property and equipment, net                             97,745   100,133
  Goodwill                                                25,068    25,068
  Intangible assets, net                                   2,284     3,004
  Deferred income taxes                                    1,676     3,601
  Investments in unconsolidated entities                  20,868    22,119
  Other assets                                               569       750
                                                        --------  --------
                                                        $521,892  $472,005
                                                        ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                                $  4,714  $  5,156
  Salaries, wages and related accruals                     4,055     4,010
  Other accounts payable and accrued expenses              6,858     2,311
  Income taxes payable                                     4,121     4,046
                                                        --------  --------
    Total current liabilities                             19,748    15,523
                                                        --------  --------

  Common stock, par value $.01 per share; authorized
   100,000,000; issued and outstanding 37,288,167
   and 37,244,029, respectively                              373       372
  Additional paid-in capital                             122,121   117,946
  Retained earnings                                      399,429   345,641
  Accumulated other comprehensive loss                   (19,779)   (7,477)
                                                        --------  --------
    Total stockholders' equity                           502,144   456,482
                                                        --------  --------
                                                        $521,892  $472,005
                                                        ========  ========

           See Notes to Condensed Consolidated Financial Statements.

                    TECHNE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                 (unaudited)

                                       QUARTER ENDED      NINE MONTHS ENDED
                                     -----------------   -------------------
                                     3/31/10   3/31/09    3/31/10    3/31/09
                                     -------   -------   --------   --------
Net sales                            $70,278   $67,866   $202,333   $199,066
Cost of sales                         14,399    14,316     40,629     40,832
                                     -------   -------   --------   --------
Gross margin                          55,879    53,550    161,704    158,234
                                     -------   -------   --------   --------

Operating expenses:
  Selling, general and administrative  7,666     7,061     24,711     25,604
  Research and development             6,325     5,809     18,870     17,565
  Amortization of intangible assets      240       240        720        720
                                     -------   -------   --------   --------
     Total operating expenses         14,231    13,110     44,301     43,889
                                     -------   -------   --------   --------
Operating income                      41,648    40,440    117,403    114,345
                                     -------   -------   --------   --------
Other income (expense):
  Interest income                      1,040     1,504      3,364      6,596
  Other non-operating expense, net    (1,249)   (1,103)    (2,922)    (3,002)
                                     -------   -------   --------   --------
      Total other income (expense)      (209)      401        442      3,594
                                     -------   -------   --------   --------
Earnings before income taxes          41,439    40,841    117,845    117,939
Income taxes                           9,051    13,200     33,964     38,083
                                     -------   -------   --------   --------
Net earnings                         $32,388   $27,641   $ 83,881   $ 79,856
                                     =======   =======   ========   ========

Earnings per share:
 Basic                               $  0.87   $  0.74   $   2.25   $   2.10
 Diluted                             $  0.87   $  0.74   $   2.25   $   2.10

Cash dividends per common share      $  0.26   $  0.25   $   0.77   $   0.50

Weighted average common
 shares outstanding:
  Basic                               37,292    37,427     37,263     37,986
  Diluted                             37,380    37,499     37,357     38,085

         See Notes to Condensed Consolidated Financial Statements.

                  TECHNE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)

                                                         NINE MONTHS ENDED
                                                       ---------------------
                                                        3/31/10     3/31/09
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $  83,881   $  79,856
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                          6,067       5,801
    Deferred income taxes                                 (2,442)       (260)
    Stock-based compensation expense                         960       1,303
    Excess tax benefit from stock option exercises          (177)        (80)
    Losses by equity method investees                      1,201         951
    Other                                                    106         380
    Change in operating assets and operating liabilities:
     Trade accounts and other receivables                 (5,966)     (2,858)
     Inventories                                          (2,676)     (1,918)
     Prepaid expenses                                       (347)       (146)
     Trade accounts and other accounts payable
      and accrued expenses                                  (325)      1,272
     Salaries, wages and related accruals                    673      (2,444)
     Income taxes receivable/payable                      (1,475)       (826)
                                                       ---------   ---------
        Net cash provided by operating activities         79,480      81,031
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (3,521)     (3,204)
  Purchase of available-for-sale investments            (124,130)    (40,473)
  Proceeds from sales of available-for-sale investments    7,592      39,318
  Proceeds from maturities of available-for-
   sale investments                                       26,425      29,590
  Distribution from unconsolidated entity                     50       1,340
                                                       ---------   ---------
        Net cash (used in) provided by
         investing activities                            (93,584)     26,571
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                 3,039         930
  Excess tax benefit from stock option exercises             177          80
  Purchase of common stock for stock bonus plans            (607)     (1,681)
  Dividends paid                                         (28,695)    (18,883)
  Repurchase and retirement of common stock               (1,398)    (88,693)
                                                       ---------   ---------
       Net cash used in financing activities             (27,484)   (108,247)
                                                       ---------   ---------
Effect of exchange rate changes on cash and
  cash equivalents                                       (11,116)    (32,526)
                                                       ---------   ---------
Net decrease in cash and cash equivalents                (52,704)    (33,171)
Cash and cash equivalents at beginning of period         160,940     166,992
                                                       ---------   ---------
Cash and cash equivalents at end of period             $ 108,236   $ 133,821
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

Fair value measurements:

The Company's available-for-sale securities of $199 million at March 31, 2010 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.

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


B. BALANCE SHEET

Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

                                                         3/31/10   6/30/09
                                                        --------  --------
Trade Accounts Receivable
  Trade accounts receivable                             $ 34,819  $ 29,873
    Allowance for doubtful accounts                         (292)     (357)
                                                        --------  --------
      Net Trade Accounts Receivable                     $ 34,527  $ 29,516
                                                        ========  ========
                                     7


                                                         3/31/10   6/30/09
                                                        --------  --------
Inventories
  Raw materials                                         $  5,237  $  4,905
  Supplies                                                   157       142
  Finished goods                                           8,057     6,222
                                                        --------  --------
      Total Inventories                                 $ 13,451  $ 11,269
                                                        ========  ========
Property and equipment
  Land                                                  $  7,449  $  7,538
  Buildings and improvements                             117,816   116,662
  Laboratory equipment                                    26,111    24,759
  Office equipment                                         4,916     4,746
                                                        --------  --------
                                                         156,292   153,705
    Accumulated depreciation and amortization            (58,547)  (53,572)
                                                        --------  --------
      Net Property and Equipment                        $ 97,745  $100,133
                                                        ========  ========
Intangible Assets
  Customer relationships                                $  1,966  $  1,966
  Technology                                               3,483     3,483
  Trade names                                              1,396     1,396
                                                        --------  --------
                                                           6,845     6,845
    Accumulated amortization                              (4,561)   (3,841)
                                                        --------  --------
      Net Intangible Assets                             $  2,284  $  3,004
                                                        ========  ========
Accumulated Other comprehensive Loss
  Foreign currency translation adjustments             ($ 20,464)($  8,035)
  Unrealized gains on available-for-sale investments         685       558
                                                        --------  --------
      Total Accumulated Other Comprehensive Loss       ($ 19,779)($  7,477)
                                                        ========  ========


C. INCOME TAXES

During the quarter ended March 31, 2010, the Company's R&D Europe subsidiary declared and paid a dividend of 50 million pound sterling ($74.4 million) to the Company. The 50 million pound sterling R&D Europe earnings had previously been taxed in the U.S. and therefore, no additional U.S. income tax resulted from the repatriation. The Company realized a foreign exchange loss for tax purposes on the transaction of approximately $12.8 million and as a result, reported a $4.7 million reduction in income tax expense in the quarter ended March 31, 2010.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $81 million as of March 31, 2010. Deferred taxes have not been provided on such undistributed earnings as the Company has either paid U.S. taxes on the undistributed earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company's fiscal 2006 U.S. tax return was under audit by the Internal Revenue Service. The audit was completed during the quarter ended March 31, 2010 with no adjustments to the tax return.

D. EARNINGS PER SHARE:

Shares used in the earnings per share computations are as follows (in thousands):
                                          QUARTER ENDED  NINE MONTHS ENDED
                                        ---------------- -----------------
                                        3/31/10  3/31/09  3/31/10  3/31/09
                                        -------  -------  -------  -------
Weighted average common shares
 outstanding-basic                       37,292   37,427   37,263   37,986
Dilutive effect of stock
 options and warrants                        88       72       94       99
                                        -------  -------  -------  -------
Weighted average common shares
 outstanding-diluted                     37,380   37,499   37,357   38,085
                                        =======  =======  =======  =======

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 2,000 for both the quarter and nine months ended March 31, 2010 and 75,000 and 61,000 for the quarter and nine months ended March 31, 2009, respectively.


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

Following is financial information relating to the Company's operating segments (in thousands):
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------  ------------------
                                      3/31/10  3/31/09   3/31/10   3/31/09
                                      -------  -------  --------  --------
External sales
  Biotechnology                       $46,179  $45,139  $132,628  $131,608
  R&D Europe                           19,161   18,293    55,774    54,518
  Hematology                            4,938    4,434    13,931    12,940
                                      -------  -------  --------  --------
Consolidated net sales                $70,278  $67,866  $202,333  $199,066
                                      =======  =======  ========  ========
Earnings before income taxes
  Biotechnology                       $33,070  $33,281  $ 93,983  $ 93,869
  R&D Europe                            7,859    7,274    23,719    24,813
  Hematology                            1,954    1,692     5,345     4,387
                                      -------  -------  --------  --------
  Segment earnings before income taxes 42,883   42,247   123,047   123,069
  Unallocated corporate expenses
   and equity method investee losses   (1,444)  (1,406)   (5,202)   (5,130)
                                      -------  -------  --------  --------
Consolidated earnings before
  income taxes                        $41,439  $40,841  $117,845  $117,939
                                      =======  =======  ========  ========

F.   STOCK OPTIONS:

Option activity under the Company's stock option plans during the nine months ended March 31, 2010 was as follows:

                                         WEIGHTED    WEIGHTED
                                           AVG.        AVG.        AGGREGATE
                              SHARES     EXERCISE   CONTRACTUAL    INTRINSIC
                            (in 000's)    PRICE      LIFE (Yrs)      VALUE
                             --------    --------   -----------  -----------
Outstanding at June 30, 2009      398     $49.49
Granted                            37     $63.00
Exercised                         (67)    $45.35
Forfeited or expired               --         --
                               ------
Outstanding at March 31, 2010     368     $51.60        4.7    $4.6 million
                               ======

Exercisable at March 31, 2010     349     $51.13        4.7    $4.5 million
                               ======

No options were granted during the quarters ended March 31, 2010 and 2009. The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:
                                                        NINE MONTHS ENDED
                                                        ------------------
                                                         3/31/10   3/31/09
                                                        --------  --------
Dividend yield                                               1.6%      --
Expected annualized volatility                            24%-30%   24%-37%
Risk free interest rate                                 2.5%-3.1% 3.2%-3.5%
Expected life                                            7 years   8 years
Weighted average fair value of options granted            $19.53    $30.26

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

The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2010 was $991,000 and $1.5 million, respectively. The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2009 was $52,000 and $604,000, respectively. Stock option exercises were satisfied through the issuance of new shares. The total fair value of options vested during the nine months ended March 31, 2010 and 2009 was $717,000 and $1.1 million, respectively. No options vested during the quarters ended March 31, 2010 and 2009.

Stock-based compensation cost of $81,000 and $960,000 was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2010, respectively. Stock-based compensation cost of $63,000 and $1.3 million was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2009, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of March 31, 2010, there was $36,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal 2010.

G.   COMPREHENSIVE INCOME:

Comprehensive income and the components of other comprehensive income were as follows (in thousands):
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------  ------------------
                                      3/31/10  3/31/09   3/31/10   3/31/09
                                      -------  -------  --------  --------
Net earnings                          $32,388  $27,641   $83,881   $79,856
  Other comprehensive (loss) income:
    Foreign currency translation
      adjustments                     (10,247)  (2,142)  (12,429)  (36,783)
    Unrealized (loss) gain on
      available-for-sale investments,
      net of tax                          (57)     662       127     2,105
                                      -------  -------  --------  --------
Comprehensive income                  $22,084  $26,161   $71,579   $45,178
                                      =======  =======  ========  ========



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

Results of Operations for the Quarters and Nine Months Ended March 31, 2010 and 2009

Consolidated net sales and consolidated net earnings increased 3.6% and 17.2%, respectively, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. Consolidated net sales and consolidated net earnings increased 1.6% and 5.0% for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009, respectively. Consolidated net earnings for the quarter and nine months ended March 31, 2010 included a $4.7 million tax benefit as a result of a foreign exchange loss for tax purposes on the repatriation of prior-year earnings from R&D Europe to the U.S. Without the tax benefit, consolidated net earnings would have increased 0.3% for the quarter ended March 31, 2010 and decreased 0.8% for the nine months ended March 31, 2010.

Consolidated net sales and net earnings were favorably affected by the weaker U.S. dollar for the quarter and nine months ended March 31, 2010 as compared to the quarter and nine months ended March 31, 2009. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and euros) into U.S. dollars was $1.2 million and $2.6 million for the quarter and nine months ended March 31, 2010, respectively. The favorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert foreign currency financial statements to U.S. dollars was $380,000 and $386,000 for the quarter and nine months ended March 31, 2010, respectively. In the first nine months of fiscal 2010, the Company generated cash of $79.5 million from operating activities, paid cash dividends of $28.7 million, repurchased stock for $1.4 million and had cash, cash equivalents and available-for-sale investments of $308 million at March 31, 2010 compared to $265 million at June 30, 2009.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2010 were $70.3 million and $202.3 million, respectively, increases of $2.4 million (3.6%) and $3.3 million (1.6%) from the quarter and nine months ended March 31, 2009. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 1.8% and 0.3% for the quarter and nine months ended March 31, 2010, respectively, from the comparable prior-year periods. Included in consolidated net sales for the quarter and nine months ended March 31, 2010 was $615,000 and $1.5 million of sales of new biotechnology products which had their first sale in fiscal 2010.

Biotechnology net sales increased $1.0 million (2.3%) and $1.0 million (0.8%), respectively, for the quarter and nine months ended March 31, 2010 compared to the same prior-year periods. The increase in the quarter was mainly the result of increased sales volume. North American biotechnology sales to industrial pharmaceutical and biotechnology customers increased 2.0% during the quarter ended March 31, 2010. Biotechnology sales to its academic customers and Pacific Rim distributors and sales in China grew 3.5%, 12.6% and 10.3%, respectively, during the third quarter of fiscal 2010 compared to the same prior-year period. Sales to North American industrial pharmaceutical and biotechnology customers decreased 2.5% during the nine months ended March 31, 2010 as compared to the first nine months of the prior fiscal year. Biotechnology sales to its academic customers and Pacific Rim distributors and sales in China grew 4.0%, 10.6% and 20.7%, respectively, in the first nine months of fiscal 2010.

R&D Europe net sales increased $868,000 (4.7%) and $1.3 million (2.3%) for the quarter and nine months ended March 31, 2010, respectively, from the comparable prior-year periods. R&D Europe's net sales decreased 1.9% and 2.5% for the quarter and nine months ended March 31, 2010, respectively, when measured at currency rates in effect in the comparable prior-year periods. The decrease in net sales for both periods was mainly the result of lower sales to pharmaceutical customers. Approximately 75% of R&D Europe sales are in non-British pound sterling currencies (mainly euros) which had an unfavorable impact on consolidated net sales of approximately $263,000 for the quarter ended March 31, 2010 and a favorable impact on net sales of $2.4 million for the nine months ended March 31, 2010 as a result of the change in exchange rates used to convert sales in other currencies to British pounds sterling. In addition, consolidated net sales were impacted favorably by $1.5 million and $155,000 for the quarter and nine months ended March 31, 2010, respectively, as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars.

Hematology sales increased $504,000 (11.4%) and $991,000 (7.7%) for the quarter and nine months ended March 31, 2010, respectively, compared to the same prior-year periods, as a result of increased sales volume.

Gross Margins

Gross margins, as a percentage of net sales, were as follows:

                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------  ------------------
                                      3/31/10  3/31/09   3/31/10   3/31/09
                                      -------  -------  --------  --------
Biotechnology                           79.4%    79.4%     80.1%     79.3%
R&D Europe                              52.7%    48.6%     53.3%     53.0%
Hematology                              49.3%    47.6%     48.9%     45.1%
Consolidated gross margin               79.5%    78.9%     79.9%     79.5%

Consolidated gross margins, as a percentage of consolidated net sales, increased to 79.5% and 79.9% for the quarter and nine months ended March 31, 2010, respectively, from 78.9% and 79.5% for the same prior-year periods. The increases were primarily the result of improved margins in the biotechnology and hematology segments due to incremental profit on increased sales volumes and higher margins in Europe due to favorable exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were composed of the following (in thousands):
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------  ------------------
                                      3/31/10  3/31/09   3/31/10   3/31/09
                                      -------  -------  --------  --------
Biotechnology                         $ 4,625  $ 4,262   $14,415   $14,821
R&D Europe                              1,967    1,714     6,078     6,091
Hematology                                346      310     1,082     1,144
Unallocated corporate expenses            728      775     3,136     3,548
                                      -------  -------  --------  --------
Consolidated selling, general
 and administrative expenses          $ 7,666  $ 7,061   $24,711   $25,604
                                      =======  =======  ========  ========

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2010 increased $605,000 (8.6%) and decreased $893,000 (3.5%), respectively, from the same prior-year periods. The increase in selling, general and administrative expense for the quarter ended March 31, 2010 from the comparable prior-year period resulted from higher profit sharing expense of $290,000 and the effect of the change in the exchange rate used to convert R&D Europe expenses from British pounds and euros into U.S. dollars of $134,000. The remaining increase was mainly due to annual wage, salary and benefit increases. The decrease in selling, general and administrative expenses for the nine months ended March 31, 2010 from the comparable prior-year period was due to lower stock compensation expense of $343,000 and lower profit sharing expense of $435,000. The remainder of the decrease in selling, general and administrative expenses for the nine months was due to general cost containment efforts which more than offset the annual wage, salary and benefit increases for the nine month period.

Research and Development Expenses

Research and development expenses were composed of the following (in thousands):
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------  ------------------
                                      3/31/10  3/31/09   3/31/10   3/31/09
                                      -------  -------  --------  --------
Biotechnology                         $ 6,127  $ 5,622   $18,273   $16,982
R&D Europe                                 --       --        --        --
Hematology                                198      187       597       583
                                      -------  -------  --------  --------
Consolidated research and
  development expenses                $ 6,325  $ 5,809   $18,870   $17,565
                                      =======  =======  ========  ========

Research and development expenses for the quarter and nine months ended March 31, 2010 increased $516,000 (8.9%) and $1.3 million (7.4%), respectively, from the quarter and nine months ended March 31, 2009. The increase in research and development expenses is the result of continuous development and release of new high-quality biotechnology products upon which the Company's future sales revenue growth is dependent.

Interest Income

Interest income decreased $464,000 and $3.2 million for the quarter and nine months ended March 31, 2010, respectively, from the comparable prior-year periods, primarily as a result of lower rates of return on cash and available-for-sale investments, offset in part by higher cash and available-for-sale investment balances.

Other Non-operating Expense and Income

Other non-operating expense and income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company's share of losses by equity method investees.
                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------  ------------------
                                      3/31/10  3/31/09   3/31/10   3/31/09
                                      -------  -------  --------  --------
Foreign currency losses              ($   372)($   239) ($   329) ($   719)
Rental income                              83      115       279       345
Real estate taxes, depreciation
  and utilities                          (593)    (573)   (1,671)   (1,677)
Losses by equity method investees        (367)    (406)   (1,201)     (951)
                                      -------  -------  --------  --------
Consolidated other non-operating
  expense                             ($1,249) ($1,103)  ($2,922)  ($3,002)
                                      =======  =======  ========  ========

Income Taxes

Income taxes for the quarter and nine months ended March 31, 2010 were provided at rates of 21.8% and 28.8% of consolidated earnings before income taxes, respectively, as compared to 32.3% both of the same prior-year periods. Included in income taxes during the quarter and nine months ended March 31, 2010, was a $4.7 million tax benefit from a foreign exchange loss for tax purposes related to the repatriation of earnings from R&D Europe to the U.S. Excluding this tax benefit, the effective tax rates for the quarter and nine months ended March 31, 2010 would have been 33.1% and 32.8%, respectively. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects its fourth quarter fiscal 2010 effective income tax rate to range from approximately 32.0% to 33.0%.

Liquidity and Capital Resources

At March 31, 2010, cash and cash equivalents and available-for-sale investments were $308 million compared to $265 million at June 30, 2009. The Company believes it can meet its future cash, working capital and capital addition requirements through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.


Cash Flows From Operating Activities

The Company generated cash of $79.5 million from operating activities in the first nine months of fiscal 2010 compared to $81.0 million in the first nine months of fiscal 2009. The decrease from the prior year was primarily due to changes in operating assets and liabilities partially offset by an increase in net earnings in the current year of $4.0 million.

Cash Flows From Investing Activities

Capital expenditures for fixed assets for the first nine months of fiscal 2010 and 2009 were $3.5 million and $3.2 million, respectively. Included in capital expenditures for the first nine months of fiscal 2010 and 2009 was $1.6 million and $781,000 related to remodeling of laboratory space at the Company's Minneapolis, Minnesota facility. The remaining capital additions in fiscal 2010 and 2009 were for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2010 are expected to be approximately $2.4 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the nine months ended March 31, 2010, the Company purchased $124.1 million and had sales or maturities of $34.0 million of available-for-sale investments. During the nine months ended March 31, 2009, the Company purchased $40.5 million and had sales or maturities of $68.9 million of available-for-sale investment. The Company's investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

During the nine months ended March 31, 2010 and 2009, the Company received $50,000 and $1.3 million, respectively, in distributions from its investment in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company.

Cash Flows From Financing Activities

Cash of $3.0 million and $930,000 was received during the nine months ended March 31, 2010 and 2009, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $177,000 and $80,000 for the nine months ended March 31, 2010 and 2009, respectively.

During the first nine months of fiscal 2010 and 2009, the Company purchased 9,827 and 22,637 shares of common stock, respectively, for its employee stock bonus plans at a cost of $607,000 and $1.7 million, respectively.

During the first nine months of fiscal 2010 and 2009, the Company paid cash dividends of $28.7 million and $18.9 million, respectively, to all common shareholders. On May 4, 2010, the Company announced the payment of a $0.26 per share cash dividend. The dividend of approximately $9.7 million will be payable May 28, 2010 to all common shareholders of record on May 14, 2010.

During the first nine months of fiscal 2010 the Company purchased and retired approximately 23,000 shares of common stock at a market value of $1.4 million. During the first nine months of fiscal 2009, the Company purchased and retired approximately 1.4 million shares of common stock at a market value of $88.9 million of which $88.7 million was disbursed prior to March 31, 2009.


Contractual Obligations

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the nine months ended March 31, 2010.

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




   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2010, the Company had an independently managed investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $199 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, because the Company's fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.


The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. Approximately 30% of consolidated net sales are made in foreign currencies including 16% in euros, 7% in British pound sterling, 3% in Chinese yuan and the remaining 4% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

                                        QUARTER ENDED   NINE MONTHS ENDED
                                      ----------------  ------------------
                                      3/31/10  3/31/09   3/31/10   3/31/09
                                      -------  -------  --------  --------
British pound sterling                 $ 1.55   $ 1.44    $ 1.60    $ 1.61
Euro                                     1.37     1.29      1.43      1.36
Chinese yuan                             .147     .146      .146      .146

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At March 31, 2010, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

                                           DENOMINATED       U.S. DOLLAR
                                            CURRENCY         EQUIVALENT
                                           ---------------   -----------
Accounts receivable in:
  Euros                                   1,035 Br. pounds     $1,571
  Other European currencies                 817 Br. pounds     $1,239

Intercompany payable in:
  Euros                                     513 Br. pounds     $  778
  U.S. dollars                            3,269 Br. pounds     $4,960
  U.S. dollars                            3,188 Chinese yuan   $  467

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2010 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

                                                         HYPOTHETICAL
                                                           DECREASE
                                                         ------------
Translation of earnings into U.S. dollars (annualized)       $2,248
Transaction losses                                              543
Translation of net assets of foreign subsidiaries             6,484


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



     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2010:
                                                              Maximum
                                                              Approximate
                                                              Dollar Value
                                           Total Number of    of Shares that
                                           Shares Purchased   May Yet Be
                   Total Number Average    as Part of         Purchased Under
                   Of Shares    Price Paid Publicly Announced the Plans
Period             Purchased    Per Share  Plans or Programs  or Programs
--------------     ------------ ---------- ------------------ ---------------
1/1/10-1/31/10          0        $   --             0           $67.5 million
2/1/10-2/28/10       22,862      $61.15          22,862         $66.1 million
3/1/10-3/31/10          0        $   --             0           $66.1 million

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

                                            TECHNE CORPORATION
                                           (Company)



Date:  May 7, 2010                         /s/ Thomas E. Oland
                                           President, Chief Executive Officer


Date:  May 7, 2010                         /s/ Gregory J. Melsen
                                           Chief Financial Officer



                                EXHIBIT INDEX
                                     TO
                                 FORM 10-Q

                             TECHNE CORPORATION

Exhibit #     Description
----------    ------------------------
31.1*         Section 302 Certification

31.2*         Section 302 Certification

32.1*         Section 906 Certification

32.2*         Section 906 Certification


___________
*Filed herewith