Form 10-K
period 2010-06-30
TECHNE CORP /MN/
filed 2010-08-27
CIK 842023

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K

      (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 2010

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

                Name of each exchange on which registered:
                      The Nasdaq Stock Market LLC
                      (Nasdaq Global Select Market)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer  (X)   Accelerated filer       ( )
   Non-accelerated filer    ( )   Small reporting company ( )

Indicate by check mark whether the Registrant is a shell company (as defined
in Exchange Act Rule 12b-2). Yes ( )   No (X)

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on December 31, 2009 as reported on The Nasdaq Stock Market ($68.56 per share) was approximately $1.9 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $0.01 par value Common Stock outstanding at August 26, 2010:
37,043,775.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                 TABLE OF CONTENTS

                                                             Page
PART I
   Item 1.   Business                                          1

   Item 1A.  Risk Factors                                      9

   Item 1B.  Unresolved Staff Comments                        11

   Item 2.   Properties                                       11

   Item 3.   Legal Proceedings                                11

   Item 4.   (Removed and Reserved)                           11

PART II
   Item 5.   Market for the Registrant's Common Equity,
             Related Shareholder Matters and Issuer
             Purchases of Equity Securities                   12

   Item 6.   Selected Financial Data                          14

   Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations    15

   Item 7A.  Quantitative and Qualitative Disclosures about
             Market Risk                                      23

   Item 8.   Financial Statements and Supplementary Data      25

   Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure           43

   Item 9A.  Controls and Procedures                          43

   Item 9B.  Other Information                                43

PART III
   Item 10.  Directors, Executive Officers and
             Corporate Governance                             44

   Item 11.  Executive Compensation                           44

   Item 12.  Security Ownership of Certain Beneficial
             Owners and Management and Related
             Shareholder Matters                              44

   Item 13.  Certain Relationships and Related
             Transactions, and Director Independence          45

   Item 14.  Principal Accounting Fees and Services           45

PART IV
   Item 15.  Exhibits and Financial Statement Schedules       45


SIGNATURES                                                    46

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

THE MARKET

The Company manufactures and sells products for the biotechnology research and clinical diagnostics market (cytokines, assays and related products) and the clinical diagnostics market (hematology controls and calibrators). In fiscal 2010, 2009 and 2008, net sales from the Company's biotechnology segment were 66%, 66% and 64%, respectively, of consolidated net sales. Net sales from the Company's R&D Europe segment were 27%, 27% and 30%, respectively, of consolidated net sales for same periods. The Company's hematology segment net sales were 7%, 7% and 6% of consolidated net sales for fiscal 2010, 2009 and 2008, respectively. Financial information relating to the Company's operating segments is incorporated herein by reference to Note L to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Biotechnology and R&D Europe segments

The Company, through its biotechnology and R&D Europe segments, is one of the world's leading suppliers of cytokines and cytokine-related reagents to the biotechnology research community. These valuable proteins are produced in minute amounts by different types of cells and can be isolated from these
cells or synthesized through recombinant DNA technology.   Currently nearly
all of the Company's cytokines are produced by recombinant DNA technology.

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

The Company also has enzymes and intracellular cell signaling reagents in its
product portfolio.   Enzymes are biological catalysts that accelerate a
variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function
of other proteins.   Both enzymes and cytokines have the potential to serve
as predictive biomarkers and therapeutic targets for a variety of diseases including cancer, Alzheimer's, arthritis, autoimmunity, diabetes, hypertension, obesity, AIDS and SARS.


The Company markets cytokine immunoassay kits under the tradename Quantikine. These kits are used by researchers to quantify the level of a specific cytokine in biological fluids, such as serum, plasma, or urine. Cytokine quantification is an integral component of basic research as well as in the pharmaceutical discovery and development process.

The Company currently manufactures and sells nearly 15,000 biotechnology products.

Biotechnology Products

Cytokines and Enzymes. Cytokines, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest possible purity. Enzymes and related factors including enzyme substrates and inhibitors are highly purified and characterized to ensure the highest biological activity.

Antibodies. Antibodies are proteins produced by the immune system of an animal that specifically recognize and bind to target molecules. The Company's polyclonal antibodies are produced in animals (primarily goats and sheep) and purified from the animals' blood. Monoclonal antibodies are made by immortalized cell lines derived from the antibody producing cells of a rodent. Monoclonal antibodies are secreted from these cell lines during cell culture production and purified from the cell culture medium.

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

Flow Cytometry Products. This product line includes fluorochrome labeled antibodies and Fluorokine kits, which are used to determine specific immune-phenotypic properties of cells of the immune system by flow cytometric means.

Intracellular Cell Signaling Products. This diverse product line provides reagents to elucidate cell signaling transduction pathways within cells. Products include antibodies, phospho-specific antibodies, antibody protein arrays, active caspases, kinases, and phosphatases, and ELISA assays to quantitate and measure the activity of apoptotic and signaling molecules.


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

Blood is composed of plasma, the fluid portion of blood, and blood cells, which are suspended in the plasma. There are three basic types of blood
cells:  red cells, white cells and platelets.   Hemoglobin in red cells
transports oxygen from the lungs throughout the body. White cells are part of the body's immune system. Platelets serve as a "plug" to stem blood flow at the site of an injury by initiating a complex series of biochemical reactions that lead to the formation of a clot.

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

These and other characteristics or "parameters" of a blood sample can be measured by automated or semi-automated cell counters. The number of parameters measurable in a blood control product depends on the type and sophistication of the instrument for which the control is designed. Ordinarily, a hematology control is used once to several times a day to make sure the instrument is reading accurately. In addition, most instruments need to be calibrated periodically. Hematology calibrators are similar to controls, but undergo additional testing to ensure that the calibration values assigned are within tight specifications and can be used to calibrate the instrument.

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

Whole Blood Flow Cytometry Controls. These products are controls for clinical flow cytometry instruments. These instruments are used to identify and quantify white blood cells by their immuno-phenotypic properties.

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

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by the Company. In fiscal 2010, 2009 and 2008, OEM agreements accounted for $8.0 million, $7.6 million and $7.0 million, respectively, or 3% of total consolidated net sales in each fiscal year.

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

In fiscal 2010, the Company introduced over 1,400 new biotechnology products. The Company is planning to release new cytokines, antibodies and cytokine assay kits in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. The Company also developed several new hematology control products in fiscal 2010 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

                                                  Year Ended June 30,
                                               2010      2009      2008
                                             --------  --------  --------
Research expense (in thousands):
  Biotechnology expenses                     $ 24,331  $ 22,792  $ 21,632
  Hematology expenses                             790       772       762
                                             --------  --------  --------
                                             $ 25,121  $ 23,564  $ 22,394
                                             ========  ========  ========
Percent of net sales                             9.3%      8.9%      8.7%


INVESTMENTS

Since fiscal 1998, the Company has invested in the preferred stock of ChemoCentryx, Inc. (CCX). CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX. The Company holds a 16.8% ownership percentage in CCX. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. The Company's net investment in CCX at both June 30, 2010 and 2009 was $14.3 million.

In fiscal 2004, the Company purchased a 10% equity interest in Hemerus Medical, LLC (Hemerus) for $3.0 million. In fiscal years 2006 through 2008, the Company invested an additional $1.8 million in Hemerus, increasing its ownership percentage to 19%. In fiscal 2010, as a result of Hemerus issuing additional ownership units, the Company's ownership percentage decreased to 13.8% as of June 30, 2010. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from red blood cells and to extend the shelf life of the isolated blood products. Hemerus owns two patents, has several patent applications pending and has received FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus' filter technology to applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. The Company's net investment in Hemerus was $1.2 million and $2.2 million at June 30, 2010 and 2009, respectively.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics LLC (Nephromics). Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. In fiscal 2008, Nephromics issued additional membership units which reduced the Company's ownership percentage to 16.8%. In fiscal 2009 and fiscal 2010, the Company received distributions of $1.3 million and $50,000, respectively from Nephromics. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. Its net investment in Nephromics was $4.0 million and $4.5 million at June 30, 2010 and 2009, respectively.

In fiscal 2008, the Company invested $1.4 million in ACTGen, Inc. (ACTGen), a development stage biotechnology company located in Japan. ACTGen has intellectual property related to the identification and expression of secreted molecules. The technology covers techniques to identify cellular molecules which are destined to be secreted into tissue fluids or shuttled to the cell membrane. Such molecules represent an ideal target as disease
biomarkers.   The Company holds a 13.6% ownership percentage in ACTGen as of
June 30, 2010. The Company's net investment in ACTGen was $1.1 million and $1.2 million at June 30, 2010 and 2009, respectively.


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

Some of the Company's research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, the Company is subject to regulation and inspection by the Minnesota Department of Health and has been granted a license through August 2011. The license is renewable annually. The Company has had no difficulties in renewing this license in prior years and has no reason to believe it will not be renewed in the future. If, however, the license was not renewed, it would have minimal effect on the Company's business since there are other technologies the research groups could use to replace the use of radioisotopes.


AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company's hematology controls is whole blood. Human blood is purchased from commercial blood banks while porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens, the higher cost of these materials has not had a material adverse effect on the Company's business. The Company does not perform its own pathogen testing as the supplier tests all human blood purchased. R&D Systems' Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.

PATENTS AND TRADEMARKS

R&D Systems owns patent protection for certain hematology controls which extend for various periods depending on the date of the patent application or patent grant. The Company is not substantially dependent on products for which it has obtained patent protection. Revenues for such products are not material to the Company's financial results.

R&D Systems may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained. No assurance can be given that R&D Systems' products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. R&D Systems has not conducted a patent infringement study for each of its products. For more information on patent litigation, see Item 3 "Legal Proceedings" in this Annual Report on Form 10-K.

R&D Systems and R&D Europe have a number of licensing agreements with patent holders under which they have the non-exclusive right to use patented technology or the non-exclusive right to manufacture and sell certain patented cytokine and cytokine related products to the research market. For fiscal 2010, 2009 and 2008, total royalties expensed under these licenses were approximately $3.3 million, $3.2 million and $3.0 million, respectively.

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


SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenues during fiscal 2010, 2009 or 2008.


BACKLOG

There was no significant backlog of orders for the Company's products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2009. The majority of the Company's biotechnology products are shipped within one day of receipt of the customers' orders. The majority of hematology products are shipped based on a preset, recurring schedule.


COMPETITION

The worldwide market for cytokines and research diagnostic assay kits is being supplied by a number of biotechnology companies, including GE Healthcare Life Sciences, BD Biosciences, EMD Biosciences, Inc., Life Technologies Corporation, Millipore Corporation, PeproTech, Inc., Santa Cruz Biotechnology, Inc., Abcam plc., Sigma-Aldrich Corporation and Thermo Fisher Scientific, Inc. R&D Systems believes that it is one of the leading worldwide suppliers of cytokine related products in the research marketplace. R&D Systems believes that the expanding line of its products, their recognized quality, and the growing demand for these rare and versatile proteins, antibodies and assay kits, will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Historically, most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors of R&D Systems' retail products are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Streck, Inc., Siemens Healthcare Diagnostics Inc. and Sysmex Corporation. R&D Systems believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck, Inc.


EMPLOYEES

Through its subsidiaries, the Company employed 684 full-time and 53 part-time employees as of June 30, 2010, as follows:

                                     Full-time  Part-time
                                     ---------  ---------
R&D Systems                                613         30
R&D Europe                                  54         20
BiosPacific                                  6          1
R&D China                                   11          2
                                           ---         --
                                           684	       53
                                           ===         ==

Included in R&D Europe employees are eight full-time and four part-time employees at R&D Europe's sales subsidiary in Germany.


ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom, Germany and China had no material effect on the Company in fiscal 2010.


GEOGRAPHIC AREA FINANICAL INFORMATION

Following is financial information relating to geographic areas (in thousands):

                                                  Year Ended June 30,
                                                2010       2009      2008
                                              --------  --------  --------
Net sales
  United States                               $148,137  $147,271  $141,443
  Europe                                        78,496    79,381    81,628
  Other areas                                   42,414    37,304    34,349
                                              --------  --------  --------
Total net sales                               $269,047  $263,956  $257,420
                                              ========  ========  ========

                                                     As of June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Long-lived assets
  United States                               $ 91,554  $ 93,571  $ 93,612
  Europe                                         6,299     7,214     8,992
  Other areas                                       70        98       112
                                              --------  --------  --------
Total long-lived assets                       $ 97,923  $100,883  $102,716
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

Financial and other information about the Company is available on its Web site (http://www.techne-corp.com). The Company makes available on its Web site, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of each executive officer of the Company are as follows:

Name              Age  Position                                 Officer Since
----------------- ---  ---------------------------------------- -------------
Thomas E. Oland    69  Chairman of the Board, President,            1985
                       Treasurer, Chief Executive and Director

Gregory J. Melsen  58  Vice President of Finance and Chief          2004
                       Financial Officer

Marcel Veronneau   56  Vice President, Hematology Operations        1995

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

Gregory J. Melsen joined the Company in December 2004 as Vice President of Finance and Chief Financial Officer. Prior to 2004, he held various vice president and chief financial officers positions at several publicly traded companies and was employed by a public accounting firm for 19 years, including nine years as an audit partner.

Marcel Veronneau was appointed as Vice President, Hematology Operations for the Company in March 1995. Prior thereto, he served as Director of Operations for R&D Systems' Hematology Division since joining the Company in 1993.

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

Rental income from the above properties was $413,000, $481,000 and $404,000 in fiscal 2010, 2009 and 2008, respectively.

The Company owns the 17,000 square foot facility that its R&D Europe operations occupy in Abingdon, England.

The Company leases the following facilities:

Company       Location                             Type        Square Feet
------------- ------------------------------- ---------------- -----------
R&D GmbH      Wiesbaden-Nordenstadt, Germany    Office space      2,300
BiosPacific   Emeryville, California            Office space      3,500
R&D China     Shanghai, China                 Office/warehouse    4,500

The Company believes the owned and leased property discussed above, are adequate to meet its occupancy needs in the foreseeable future.



                      ITEM 3.  LEGAL PROCEEDINGS


In a previously disclosed lawsuit filed by Streck, Inc. (Streck), venued in the U.S. District Court for the District of Nebraska (the Nebraska Court), Streck alleged patent infringement involving certain patents issued to Streck relating to the addition of reticulocytes to hematology controls. Streck was seeking a royalty on sales of integrated hematology controls containing reticulocytes. The Company has reason to believe that R&D Systems, and not Streck, first invented the inventions claimed in these patents and several other patents issued to Streck. As a result, the Company requested, and in 2007 the U.S. Patent and Trademark Office (USPTO) declared, an interference to determine priority of invention between a patent application filed by R&D Systems and five Streck patents, including each of the patents involved in the lawsuit. On November 2, 2009, the interference board ordered that judgment for the Company and against Streck be entered, finding that R&D Systems was the first to invent the integrated hematology controls containing reticulocytes.

The judgment, once upheld, will constitute cancellation of all claims of the five Streck patents involving the addition of reticulocytes to hematology controls. Such cancellation may moot an earlier jury decision on October 28, 2009, at the conclusion of trial in the Nebraska Court, that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a judgment in favor of Streck in the amount of $92,300. The Company will also be responsible for court related costs (less than $40,000) and its professional fees related to the case. The Company will defend the interference board's decision, will move the Nebraska Court for declaratory judgment of invalidity as a matter of law based on priority, and will appeal any continuing adverse decision of the Nebraska Court. If successful, after cancellation of the Streck patents, the Company may be issued a patent covering integrated hematology controls containing reticulocytes. The Company does not believe the resolution of the above proceedings will have a material impact on the Company's consolidated financial statements.


                    ITEM 4.  (REMOVED AND RESERVED)




                                PART II


  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


The Company's common stock trades on The NASDAQ Global Select Market under the symbol "TECH." The following table sets forth for the periods indicated the high and low sales price per share for the Company as reported by the NASDAQ Global Select Market.

                                    Fiscal 2010 Price   Fiscal 2009 Price
                                    -----------------   -----------------
                                      High    Low         High    Low
                                     ------  ------      ------  ------
1st Quarter                          $65.54  $58.91      $82.92  $67.97
2nd Quarter                           69.95   62.12       75.15   57.10
3rd Quarter                           69.74   60.00       65.64   45.38
4th Quarter                           67.65   57.10       64.41   51.11

As of August 26, 2010, there were over 28,000 beneficial shareholders of the Company's common stock and over 260 shareholders of record. The Company paid quarterly cash dividends totaling $38.4 million and $28.2 million in fiscal 2010 and 2009, respectively. Its Board of Directors periodically considers the payment of cash dividends.

The following chart compares the cumulative total shareholder return on the Company's common stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2005 in the Company's common stock and in each of the foregoing indices and assumes reinvestment of dividends.


           COMPARISION OF CUMULATIVE FIVE YEAR TOTAL RETURNS
                             INDEXED RETURNS

                                               Year Ending

Company/Index             June 2006 June 2007 June 2008 June 2009 June 2010
-----------------------   --------- --------- --------- --------- ---------
Techne Corp                  110.91    124.61    168.57    140.79    128.83
S&P Midcap 400 Index         112.98    133.89    124.07     89.30    111.57
S&P 400 Biotechnology        101.89    106.89    138.54    134.63    150.95


The following table sets forth the repurchases of Company Common Stock for the quarter ended June 30, 2010.

                                                          Maximum Approximate
                                                          Dollar Value
                                       Total Number of    of Shares
                                       Shares Purchased   that May Yet
               Total Number  Average   as Part of         Be Purchased
               Of Shares    Price Paid Publicly Announced Under the Plans
Period         Purchased    Per Share  Plans or Programs  or Programs
-------------- ------------ ---------- ------------------ -------------------
4/1/10-4/30/10     3,900       62.00           3,900         $65.9 million
5/1/10-5/31/10    52,021       60.61          52,021         $62.7 million
6/1/10-6/30/10   204,772       59.19         204,772         $50.6 million

In November 2007, the Company authorized a plan for the repurchase and retirement of up to $150 million of its common stock. In April 2009, the Company authorized an additional $60 million for its stock repurchase plan. The plan does not have an expiration date.


                      ITEM 6.  SELECTED FINANCIAL DATA
            (dollars in thousands, except share and per share data)

                              2010      2009      2008      2007      2006
                            --------  --------  --------  --------  --------
Income and Share Data:
 Net sales                  $269,047  $263,956  $257,420  $223,482  $202,617
 Gross margin(1)               79.8%     79.0%     79.5%     79.1%     77.4%
 Selling, general and
  administrative expenses(1)   12.0%     12.6%     14.3%     13.9%     13.6%
 Research and development
  expenses(1)                   9.3%      8.9%      8.7%      9.0%      9.3%
 Operating income(1)           58.1%     57.1%     56.1%     55.6%     53.6%
 Earnings before
  income taxes(1)              58.1%     58.9%     59.8%     57.7%     54.9%
 Net earnings(1)               40.8%     39.9%     40.2%     38.1%     36.2%
 Net earnings               $109,776  $105,242  $103,558  $ 85,111  $ 73,351
 Diluted earnings per share $   2.94  $   2.78  $   2.64  $   2.15  $   1.85
 Average common and common
  equivalent shares -
  diluted (in thousands)      37,347    37,900    39,247    39,513    39,594
 Share closing price:
  High                      $  69.65  $  81.90  $  79.73  $  61.87  $  60.14
  Low                       $  57.10  $  45.64  $  56.20  $  45.63  $  46.40

Balance Sheet Data as
 of June 30:
 Cash, cash equivalents
  and short-term available-
  for-sale investments      $138,811  $202,887  $206,345  $164,774  $108,846
 Receivables                  34,137    31,153    33,332    30,966    25,078
 Inventories                  13,737    11,269     9,515     8,757     9,024
 Working capital             184,016   239,944   238,194   195,645   131,856
 Total assets                518,816   472,005   507,369   454,844   370,512
 Long-term debt, less
  current portion                  -         -         -         -    12,198

Cash Flow Data:
 Net cash provided by
  operating activities      $111,260  $111,321  $115,317  $ 90,503  $ 85,589
 Capital expenditures          4,644     6,556    16,365     8,076     4,603
 Cash dividends paid per
  common share(2)               1.03      0.75         -         -         -

Financial Ratios:
 Return on average equity      22.9%     22.3%     22.4%     21.9%     24.1%
 Return on average assets      22.2%     21.5%     21.5%     20.6%     22.0%
 Current ratio                  11.8      16.5      12.8      12.4       8.3
 Price to earnings ratio(3)       20        23        29        27        28

Employee Data as of June 30:
 Full-time employees             684       687       666       628       577

(1)  As a percent of net sales.
(2) The Company's Board of Directors periodically considers the payment of cash dividends.
(3) Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, which are based on the Company's current assumptions and expectations. The principal forward-looking statements in this report include: the Company's expectations regarding product releases, governmental license renewals, future tax rates, capital expenditures, future dividend declarations, adequacy of owned and leased property for future operations, and sufficiency of capital resources to meet the Company's foreseeable future cash and working capital requirements.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although the Company believes there is a reasonable basis for the forward-looking statements, the Company's actual results could be materially different. The most important factors which could cause the Company's actual results to differ from forward-looking statements are set forth in the Company's description of risk factors in Item 1A to this Annual Report on Form 10-K.

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


OVERALL RESULTS

Consolidated net sales and consolidated net earnings increased 1.9% and 4.3%, respectively, for fiscal 2010 as compared to fiscal 2009. Consolidated net sales and consolidated net earnings in fiscal 2010 were slightly affected by changes in exchange rates from the prior year used to convert consolidated net sales and consolidated net earnings in foreign currencies into U.S. dollars. The favorable impact in fiscal 2010 on consolidated net sales and consolidated net earnings of the change from the prior year in exchange rates was $888,000 and $68,000, respectively. Consolidated net earnings for fiscal 2010 included a $4.7 million tax benefit as a result of a foreign currency exchange tax loss on the repatriation of prior-year earnings from R&D Europe to the U.S.

Consolidated net sales and consolidated net earnings increased 2.5% and 1.6%, respectively, for fiscal 2009 as compared to fiscal 2008. The unfavorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies into U.S. dollars was $8.6 million for fiscal 2009. The unfavorable impact on fiscal 2009 consolidated net earnings, as compared to fiscal 2008, from changes in exchange rates used to convert foreign currency financial statements to U.S. dollars was $4.5 million.

RESULTS OF OPERATIONS

Net sales

Net sales (in thousands):
                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Biotechnology                                 $177,889  $173,913  $165,663
R&D Europe                                      72,764    72,541    75,735
Hematology                                      18,394    17,502    16,022
                                              --------  --------  --------
                                              $269,047  $263,956  $257,420
                                              ========  ========  ========

Consolidated net sales for fiscal 2010 were $269.0 million, an increase of $5.1 million (1.9%) from fiscal 2009. Consolidated net sales were favorably affected by the change from the prior year in exchange rates used to convert sales in foreign currencies into U.S. dollars. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 1.6% in fiscal 2010 from fiscal 2009. Included in consolidated net sales in fiscal 2010 were $2.8 million of sales of new biotechnology products, which had their first sale in fiscal 2010.

Biotechnology net sales in fiscal 2010 increased $4.0 million (2.3%) from fiscal 2009. The majority of the biotechnology net sales increase was from increased sales volume. Biotechnology net sales to academic customers, Pacific Rim distributors and sales in China increased 4.0%, 10.5% and 21.8%, respectively, in fiscal 2010 from fiscal 2009. Biotechnology net sales to industrial pharmaceutical and biotechnology customers, Biotechnology's largest customer segment, were flat in fiscal 2010 compared to the prior fiscal year. R&D Europe net sales increased $223,000 (0.3%) in fiscal 2010. R&D Europe net sales decreased slightly (0.9%) for fiscal 2010 when measured at currency rates in effect in fiscal 2009. Hematology net sales in fiscal 2010 increased $892,000 (5.1%) mainly due to increased sales volume.

Consolidated net sales for fiscal 2009 were $264.0 million, an increase of $6.5 million (2.5%) from fiscal 2008. Consolidated net sales were unfavorably affected by the change from the prior year in exchange rates used to convert sales in foreign currencies into U.S. dollars. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 5.9% in fiscal 2009 from fiscal 2008. Included in consolidated net sales in fiscal 2009 were $3.4 million of sales of new biotechnology products, which had their first sale in fiscal 2009.

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

Gross margins

Gross margins, as a percentage of net sales, were as follows:

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Biotechnology                                    80.1%     79.3%     79.7%
R&D Europe                                       52.4%     51.7%     56.5%
Hematology                                       47.7%     45.9%     41.0%
Consolidated                                     79.8%     79.0%     79.5%

The improvement in consolidated gross margins for fiscal 2010 was mainly the result of incremental profit on increased sales volume in the biotechnology segment. The decline in consolidated gross margins for fiscal 2009 was mainly the result of lower gross margins at R&D Europe due to unfavorable exchange rates between a stronger U.S. dollar and weaker euro and British pound sterling.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $989,000 (3.0%) and $3.6 million (9.7%) in fiscal 2010 and 2009, respectively. Selling, general and administrative expenses were as follows (in thousands):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Biotechnology                                 $ 18,947  $ 19,035  $ 20,981
R&D Europe                                       8,039     7,967     9,667
Hematology                                       1,393     1,463     2,003
Unallocated corporate expenses                   3,796     4,699     4,064
                                              --------  --------  --------
                                              $ 32,175  $ 33,164  $ 36,715
                                              ========  ========  ========

The change from the comparable fiscal year was primarily the result of the following (in thousands):

                                               Increase/(Decrease)
                                                2010      2009
                                              --------  --------
Legal fees                                    $   (690) $    786
Profit sharing and bonus expense                  (403)   (3,759)
Stock-based compensation expense                  (343)     (249)
Change in exchange rates to convert
 British pounds to U.S dollars                       9    (2,024)
Other, including annual wage, salary and
 benefit increases                                 438     1,695
                                              --------  --------
                                              $   (989) $ (3,551)
                                              ========  ========

The increase in legal fees in fiscal 2009 was due to patent interference and infringement litigation. Although ongoing in fiscal 2010, the legal expenses for the litigation in fiscal 2010 decreased from the fiscal 2009 level. The decrease in profit sharing and bonus expense in fiscal 2010 and 2009 reflect the change in financial results from the prior fiscal year. The remainder of the change in selling, general and administrative expenses for both fiscal years was mainly the result of annual wage, salary and benefit increases, partially offset by a decrease in stock-based compensation expense.

Research and development expenses

Research and development expenses increased $1.6 million (6.6%) and $1.2 million (5.2%) in fiscal 2010 and 2009, respectively, as compared to prior-year periods. The increases were primarily the result of the development of new cytokines, antibodies and assay kits by R&D Systems' Biotechnology Division. The Company introduced over 1,400 new biotechnology products in both fiscal 2010 and 2009, respectively. Research and development expenses are composed of the following (in thousands):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Biotechnology                                 $ 24,331  $ 22,792  $ 21,632
R&D Europe                                           -         -         -
Hematology                                         790       772       762
                                              --------  --------  --------
                                              $ 25,121  $ 23,564  $ 22,394
                                              ========  ========  ========

Amortization of intangible assets

Amortization expense was $1.0 million in both fiscal 2010 and 2009, and $1.1 million in fiscal 2008, related mainly to technologies, trade names and customer relationships acquired as a result of acquisitions in fiscal 2006. Intangible assets are being amortized over lives of up to eight years.

Interest income

Interest income for fiscal 2010, 2009 and 2008 was $4.4 million, $7.6 million and $12.2 million, respectively. The decrease in both fiscal 2010 and 2009 from the prior fiscal year was primarily the result of lower rates of return on cash and available-for-sale investments, offset in part by higher cash and available-for-sale investment balances.

Other non-operating (expense) income

Other non-operating (expense) income consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company's share of losses by equity method investees as follows (in thousands):
                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Foreign currency (losses) gains               $   (960) $    (34) $    807
Rental income                                      413       481       404
Real estate taxes, depreciation and utilities   (2,200)   (2,208)   (2,315)
Losses by equity method investees               (1,510)   (1,290)   (1,140)
Impairment loss on marketable equity security        -         -      (400)
                                              --------  --------  --------
                                              $ (4,257) $ (3,051) $ (2,644)
                                              ========  ========  ========

The Company has two equity method of accounting investments in limited liability companies, Hemerus Medical, LLC (Hemerus) and Nephromics, LLC (Nephromics). At June 30, 2010 and 2009, the Company had a 13.8% and 22.0% interest in Hemerus, respectively. The Company has financial exposure to any losses of Hemerus to the extent of its net investment. The Company's net investment in Hemerus was $1.2 million and $2.2 million at June 30, 2010 and 2009, respectively. At both June 30, 2010 and 2009, the Company had a 16.8% interest in Nephromics. In fiscal 2010 and 2009, the Company received $50,000 and $1.3 million, respectively, in distributions from Nephromics. The Company has financial exposure to any losses of Nephromics to the extent of its net investment. The Company's net investment in Nephromics was $4.0 million and $4.5 million at June 30, 2010 and 2009, respectively.

The Company has an investment in the common stock of Immunicon Corporation
(IMMC), a publicly-held company which was primarily focused on the development and sale of cancer diagnostic and research products and services. In June 2008, IMMC filed for relief under Chapter 11 of the U.S. Bankruptcy Code and announced the sale of substantially all of its assets. The Company wrote off its investment in IMMC in fiscal 2008.

Income taxes

Income taxes for fiscal 2010, 2009 and 2008 were provided at rates of approximately 29.8%, 32.3% and 32.7%, respectively, of consolidated earnings before income taxes. The fiscal 2010 consolidated tax rate was positively impacted by a $4.7 million tax benefit from a foreign currency exchange tax loss related to the repatriation of 50 million British pound sterling
($74.4 million) from R&D Europe to the U.S. The Company had previously paid U.S. income taxes on the foreign earnings that were included in the repatriated funds. Excluding this tax benefit, the effective tax rate for fiscal 2010 would have been 32.8%. This is slightly higher than the fiscal 2009 effective tax rate primarily as a result of the expiration of the U.S. research and development credit at the end of the second quarter of fiscal 2010. The fiscal 2009 consolidated tax rate was positively impacted by the renewal of the U.S. research and development credit. The fiscal 2009 credit included $354,000 of credit for the January to June 2008 period. U.S. federal taxes have been reduced by the manufacturer's deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects income tax rates for fiscal 2011 to range from 32% to 33%, excluding any impact of retroactively applied U.S. research and development tax credits.

QUARTERLY FINANCIAL INFORMATION (Unaudited)
(in thousands, except per share data)

                         Fiscal 2010                 Fiscal 2009
             -------------------------------- -------------------------------
              First  Second   Third   Fourth   First  Second   Third   Fourth
               Qtr.    Qtr.    Qtr.     Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
             ------- ------- -------  ------- ------- ------- ------- -------
Net sales    $66,534 $65,521 $70,278  $66,714 $69,324 $61,876 $67,866 $64,890
Gross margin  53,633  52,192  55,879   52,880  56,238  48,446  53,550  50,234
Earnings
 before taxes 39,707  36,699  41,439   38,601  42,948  34,150  40,841  37,424
Income taxes  12,935  11,978   9,051(1)12,706  14,355  10,528  13,200  12,038
Net earnings  26,772  24,721  32,388(1)25,895  28,593  23,622  27,641  25,386
Basic earnings
 per share      0.72    0.66    0.87(1)  0.70    0.74    0.62    0.74    0.68
Diluted earnings
 per share      0.72    0.66    0.87(1)  0.69    0.74    0.62    0.74    0.68

(1) Included a $4.7 million ($0.12 per share) tax benefit from a foreign currency exchange loss related to repatriation of funds from R&D Europe to the U.S.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2010 were $310 million compared to $265 million at June 30, 2009. The Company has an unsecured line of credit of $750,000 available at June 30, 2010 which expires on October 31, 2010. The interest rate charged on the line of credit is a floating rate at the one month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line in the current or prior fiscal year.

At June 30, 2010, approximately 44%, 54%, and 2% of the Company's cash and equivalent account balances of $94.1 million are located in the U.S., United Kingdom and China, respectively. At June 30, 2010, approximately 98% of the Company's available-for-sale investment accounts are located in the U.S., with the remaining 2% in China. Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, facility expansion and capital additions at each of its geographical locations through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash flows from operating activities

The Company generated cash from operations of $111 million, $111 million and $115 million in fiscal 2010, 2009 and 2008, respectively. The cash generated from operating activities in fiscal 2010 as compared to fiscal 2009 was mainly the result of changes in operating assets and liabilities offset by increased net earnings of $4.5 million. In fiscal 2010 changes in operating assets and liabilities negatively impacted net cash from operating activities by $7.8 million compared to a $4.1 million negative impact in fiscal 2009.

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

Cash flows from investing activities

Capital additions consist of the following (in thousands):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Laboratory, manufacturing, and
 computer equipment                           $  1,972  $  2,573  $  3,010
Construction/renovation                          2,672     1,810     5,012
Property purchases                                   -     2,173     8,343
                                              --------  --------  --------
                                              $  4,644  $  6,556  $ 16,365
                                              ========  ========  ========

Included in fiscal 2010, 2009 and 2008 capital additions were approximately $2.7 million, $1.8 million and $4.3 million, respectively, related to the construction and renovation of laboratory space at the Company's Minneapolis facility. The additional construction in fiscal 2008 was for the build out of rental space for tenants. Construction was financed through available cash. In fiscal 2009, the Company purchased two parking lots adjacent to its Minneapolis facility for $2.2 million. In fiscal 2008, the Company purchased the facility it had been leasing for its R&D Europe operations in Abingdon, England for $8.3 million. The property purchases were financed through available cash. Capital additions for laboratory, manufacturing and computer equipment and space renovations planned for fiscal 2011 are expected to be approximately $3.6 million and are expected to be financed through currently available cash and cash generated from operations.

The Company's net (sales) purchases of available-for-sale investments in fiscal 2010, 2009 and 2008 were $110 million, ($26.5) million and $8.6 million, respectively. The large net purchase of available-for-sale investments in fiscal 2010 was primarily the result of the repatriation of funds from the U.K., where the funds had been invested in instruments classified as cash and equivalents, to the U.S. where the funds were invested in available-for-sale investments. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

In fiscal 2010 and 2009, the Company received $50,000 and $1.3 million, respectively, in distributions from Nephromics. The Company began investing in Nephromics in fiscal 2007 and has an ownership percentage of 16.8% at June 30, 2010. At June 30, 2010 and 2009, the Company's net investment in Nephromics was $4.0 million and $4.5 million, respectively.

In fiscal 2008, the Company invested $1.4 million in ACTGen, Inc. (ACTGen). The Company holds a 13.6% ownership percentage in ACTGen as of June 30, 2010 and the Company's net investment in ACTGen at June 30, 2010 and 2009 was $1.1 million and $1.2 million, respectively. In fiscal 2008, the Company also invested $300,000 in Hemerus. The Company began investing in Hemerus in fiscal 2004 and has an ownership percentage of 13.8% at June 30, 2010. The Company's net investment in Hemerus at June 30, 2010 and 2009 was $1.2 million and $2.2 million, respectively. Both of these investments were financed through cash and equivalents on hand.

Cash flows from financing activities

The Company received $3.3 million, $953,000 and $3.1 million for the exercise of options for 73,000, 21,000 and 86,000 shares of common stock in fiscal 2010, 2009 and 2008, respectively. The Company recognized excess tax benefits from stock option exercises of $196,000, $107,000 and $524,000 in fiscal 2010, 2009 and 2008, respectively.

In fiscal 2010, 2009 and 2008, the Company purchased 9,827, 22,637 and 23,641 shares of common stock, respectively, for its employee Stock Bonus Plans at a cost of $607,000, $1.7 million and $1.5 million, respectively.

In fiscal 2008, the Board of Directors authorized the Company to purchase up to $150 million of its common stock and in fiscal 2009 increased the authorization by $60 million. In fiscal 2010, the Company purchased and retired 284,000 shares of common stock at a market value of $16.9 million, of which $14.9 million was disbursed prior to June 30, 2010. In fiscal 2009 and 2008, the Company purchased and retired 1.4 million and 899,000 shares of common stock at market values of $90.6 million and $58.7 million, respectively. At June 30, 2010, approximately $50.6 million remained available for purchase under the fiscal 2009 authorization.

In fiscal 2010 and 2009, the Company paid cash dividends of $38.4 million and $28.2 million, respectively. The Board of Directors periodically considers the payment of cash dividends.


CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2010 (in thousands):

                                      Payments Due by Period
                                   Less than   1-3    3-5   After
                           Total     1 Year   Years  Years  5 Years
                           ------  ---------  -----  -----  -------
Operating leases           $  988    $ 285    $ 484  $ 219   $    -
Minimum royalty payments      156      156        -      -        -
                           ------  ---------  -----  -----  -------
                           $1,144    $ 441    $ 484  $ 219   $    -
                           ======  =========  =====  =====  =======

The above table does not include any reserves for income taxes as the Company is unable to reasonably predict the ultimate amount or timing of settlement of any reserve for income taxes.


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

Valuation of available-for-sale investments

The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an "other-than-temporary" impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company's current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. Net unrealized gains on available-for-sale investments at June 30, 2010 were $1.1 million.

Valuation of inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. The establishment of a two-year forecast requires considerable judgment. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory value. The value of protein and antibody inventory reserved at June 30, 2010 was $19.9 million.

Valuation of goodwill

The Company is required to perform an annual review for impairment of goodwill in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. Goodwill is considered to be impaired if it is determined that the carrying amount of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying amount of shared assets to the reporting units. The Company's annual assessment included comparison of the carrying amount of the net assets of a reporting unit, including goodwill, to the fair value of the reporting unit. A significant change in the Company's market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. Goodwill at June 30, 2010 was $25.1 million.

Valuation of investments

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

The Company periodically assesses its equity investments for impairment. Development stage companies of the type the Company has invested in are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or U.S. Food and Drug Administration (FDA) clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company's net investments at June 30, 2010 in CCX, Hemerus, Nephromics and ACTGen were $14.3 million, $1.2 million, $4.0 million and $1.1 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, now codified in ASC Topic 810, Consolidation. This statement amends the consolidation guidance applicable to variable interest entities and is effective for the Company beginning July 1, 2010. The Company believes the adoption of this pronouncement will not have a significant impact on the Company's consolidated financial statements.



             ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK

At the end of fiscal 2010, the Company had an portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $216 million (see Note B to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, because the Company's fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its Consolidated Statement of Earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rates. Approximately 29% of consolidated net sales are made in foreign currencies including 16% in euro, 7% in British pound sterling, 2% in Chinese yuan and the remaining 4% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
British pound:
 High                                           $ 1.67    $ 1.98    $ 2.08
 Low                                              1.45      1.43      1.98
 Average                                          1.58      1.60      2.01
Euro:
 High                                           $ 1.50    $ 1.56    $ 1.58
 Low                                              1.22      1.27      1.36
 Average                                          1.38      1.37      1.48
Chinese yuan:
 High                                           $ .148    $ .147    $ .146
 Low                                              .146      .146      .132
 Average                                          .146      .146      .138


The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At June 30, 2010, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

                                    Denominated    U. S. Dollar
                                      Currency      Equivalent
                                    -------------- ------------
Accounts receivable in:
  Euros                              894 Br. pound    $ 1,335
  Other European currencies          785 Br. pound    $ 1,173

Intercompany payable in:
  Euros                              265 Br. pound    $   394
  U.S. dollars                     1,178 Br. pound    $ 1,760
  U.S. dollars                     3,732 Ch. Yuan     $   551

All of the above balances are revolving in nature and are not deemed to be long-term balances.

The Company does not enter into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in "Other non-operating expense, net" in the Consolidated Statement of Earnings. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of "Accumulated other comprehensive (loss) income."

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2010 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2010 earnings into U.S. dollars    $ 2,066
Decrease in translation of net assets of foreign subsidiaries   6,794
Additional transaction losses                                     231


           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CONSOLIDATED STATEMENTS OF EARNINGS
                  TECHNE Corporation and Subsidiaries
                 (in thousands, except per share data)

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Net sales                                     $269,047  $263,956  $257,420
Cost of sales                                   54,463    55,488    52,889
                                              --------  --------  --------
Gross margin                                   214,584   208,468   204,531
                                              --------  --------  --------
Operating expenses:
 Selling, general and administrative            32,175    33,164    36,715
 Research and development                       25,121    23,564    22,394
 Amortization of intangible assets                 960       960     1,135
                                              --------  --------  --------
  Total operating expenses                      58,256    57,688    60,244
                                              --------  --------  --------
Operating income                               156,328   150,780   144,287
                                              --------  --------  --------
Other income (expense):
 Interest income                                 4,375     7,634    12,188
 Other non-operating expense, net               (4,257)   (3,051)   (2,644)
                                              --------  --------  --------
  Total other income                               118     4,583     9,544
                                              --------  --------  --------
Earnings before income taxes                   156,446   155,363   153,831
Income taxes                                    46,670    50,121    50,273
                                              --------  --------  --------
Net earnings                                  $109,776  $105,242  $103,558
                                              ========  ========  ========
Earnings per share:
 Basic                                        $   2.95  $   2.78  $   2.65
 Diluted                                      $   2.94  $   2.78  $   2.64
Cash dividends per common share:              $   1.03  $   0.75  $      -
Weighted average common shares outstanding:
 Basic                                          37,255    37,802    39,139
 Diluted                                        37,347    37,900    39,247

                   See Notes to Consolidated Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                     TECHNE Corporation and Subsidiaries
                (in thousands, except share and per share data)

                                                             June 30
                                                          2010      2009
                                                        --------  --------
ASSETS
Current assets:
 Cash and cash equivalents                              $ 94,139  $160,940
 Short-term available-for-sale investments                44,672    41,947
 Trade accounts receivable, less allowance for
  doubtful accounts of  $347 and $357, respectively       30,850    29,516
 Income taxes receivable                                   1,755         -
 Other receivables                                         1,532     1,637
 Inventories                                              13,737    11,269
 Deferred income taxes                                    13,379     9,345
 Prepaid expenses                                            976       813
                                                        --------  --------
  Total current assets                                   201,040   255,467
                                                        --------  --------

Available-for-sale investments                           171,171    61,863
Property and equipment, net                               97,400   100,133
Goodwill                                                  25,068    25,068
Intangible assets, net                                     2,044     3,004
Deferred income taxes                                      1,011     3,601
Investments in unconsolidated entities                    20,559    22,119
Other assets                                                 523       750
                                                        --------  --------
                                                        $518,816  $472,005
                                                        ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                 $  5,232  $  5,156
 Salaries, wages and related accruals                      3,781     4,010
 Other accounts payable and accrued expenses               4,375     2,311
 Income taxes payable                                      3,636     4,046
                                                        --------  --------
  Total current liabilities                               17,024    15,523
                                                        --------  --------

Commitments and contingencies (Note H)
Shareholders' equity:
 Undesignated capital stock, no par; authorized
  5,000,000 shares; none issued or outstanding                 -         -
 Common stock, par value $.01 a share; authorized
  100,000,000 shares; issued and outstanding
  37,033,474 and 37,244,029 shares, respectively             370       372
 Additional paid-in capital                              122,537   117,946
 Retained earnings                                       400,119   345,641
 Accumulated other comprehensive loss                    (21,234)   (7,477)
                                                        --------  --------
  Total shareholders' equity                             501,792   456,482
                                                        --------  --------
                                                        $518,816  $472,005
                                                        ========  ========

                  See Notes to Consolidated Financial Statements.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (LOSS)
                   TECHNE Corporation and Subsidiaries
                             (in thousands)

                                                                                    Accumulated
                                                                                    Other
                                                              Additional            Compre-
                                              Common  Stock   Paid-in     Retained  hensive
                                              Shares  Amount  Capital     Earnings  Income        Total
                                              ------  ------  ----------  --------  -----------  --------
Balances at June 30, 2007                     39,456  $  395    $109,993  $314,339    $  12,924  $437,651
 Comprehensive income:
  Net earnings                                     -       -           -   103,558            -   103,558
  Other comprehensive income:
   Foreign currency translation adjustments        -       -           -         -          333       333
   Unrealized losses on available-for-
        sale investments (net of tax of $935)      -       -           -         -       (1,129)   (1,129)
                                                                                                 --------
 Comprehensive income                                                                             102,762
 Common stock issued for exercise of options      87       0       3,145         -            -     3,145
 Surrender and retirement of stock to
  exercise options                                (1)     (0)        (68)        -            -       (68)
 Repurchase and retirement of common stock      (899)     (9)          -   (58,689)           -   (58,698)
 Stock-based compensation expense                  -       -       1,727         -            -     1,727
 Tax benefit from exercise of stock options        -       -         611         -            -       611
                                              ------  ------  ----------  --------  -----------  --------
Balances at June 30, 2008                     38,643     386     115,408   359,208       12,128   487,130
 Comprehensive income:
  Net earnings                                     -       -           -   105,242            -   105,242
  Other comprehensive income:
   Foreign currency translation adjustments        -       -           -         -      (21,768)  (21,768)
   Unrealized gains on available-for-
    sale investments (net of tax of $1,251)        -       -           -         -        2,163     2,163
                                                                                                 --------
 Comprehensive income                                                                              85,637
 Common stock issued for exercise of options      21       0         975         -            -       975
 Surrender and retirement of stock to
  exercise options                                (0)     (0)        (22)        -            -       (22)
 Repurchase and retirement of common stock    (1,420)    (14)          -   (90,615)           -   (90,629)
 Cash dividends                                    -       -           -   (28,194)           -   (28,194)
 Stock-based compensation expense                  -       -       1,478         -            -     1,478
 Tax benefit from exercise of stock options        -       -         107         -            -       107
                                              ------  ------  ----------  --------  -----------  --------
Balances at June 30, 2009                     37,244     372     117,946   345,641       (7,477)  456,482
 Comprehensive income:
  Net earnings                                     -       -           -   109,776            -   109,776
  Other comprehensive income:
   Foreign currency translation adjustments        -       -           -         -      (13,932)  (13,932)
   Unrealized gains on available-for-
    sale investments (net of tax of $97)           -       -           -         -          175       175
                                                                                                 --------
 Comprehensive income                                                                              96,019
 Common stock issued for exercise of options      73       1       3,260         -            -     3,261
 Repurchase and retirement of common stock      (284)     (3)          -   (16,910)           -   (16,913)
 Cash dividends                                    -       -           -   (38,388)           -   (38,388)
 Stock-based compensation expense                  -       -       1,135         -            -     1,135
 Tax benefit from exercise of stock options        -       -         196         -            -       196
                                              ------  ------  ----------  --------  -----------  --------
Balances at June 30, 2010                     37,033  $  370    $122,537  $400,119    $ (21,234) $501,792
                                              ======  ======  ==========  ========  ===========  ========


                    See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      TECHNE Corporation and Subsidiaries
                                  (in thousands)

                                                    Year Ended June 30,
                                                  2010      2009      2008
                                                --------  --------  --------
Cash flows from operating activities:
 Net earnings                                   $109,776  $105,242  $103,558
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                   8,130     7,766     7,259
   Deferred income taxes                          (1,551)     (730)     (661)
   Stock-based compensation expense                1,135     1,478     1,727
   Excess tax benefit from stock
    option exercises                                (196)     (107)     (524)
   Impairment loss on available-for-
    sale investment                                    -         -       400
   Losses by equity method investees               1,510     1,290     1,140
   Other                                             222       458       208
 Change in operating assets and liabilities:
  Trade accounts and other receivables            (4,034)       49    (1,718)
  Inventories                                     (2,368)   (2,123)   (1,062)
  Prepaid expenses                                  (186)      (42)       96
  Trade, other accounts payable and
   accrued expenses                                  (74)    1,394      (930)
  Salaries, wages and related accruals               414    (2,803)    4,036
  Income taxes payable                            (1,518)     (551)    1,788
                                                --------  --------  --------
    Net cash provided by operating activities    111,260   111,321   115,317
                                                --------  --------  --------
Cash flows from investing activities:
 Additions to property and equipment              (4,644)   (6,556)  (16,365)
 Purchase of available-for-sale investments     (176,621)  (49,173)  (77,582)
 Proceeds from maturities of available-for-
  sale investments                                39,555    34,315    27,968
 Proceeds from sale of available-for-sale
  investments                                     27,045    41,352    41,000
 Distribution from unconsolidated entity              50     1,340         -
 Increase in investments in
  unconsolidated entities                              -         -    (1,723)
 Increase in other long-term assets                    -         -      (808)
                                                --------  --------  --------
    Net cash (used in) provided by
     investing activities                       (114,615)   21,278   (27,510)
                                                --------  --------  --------
Cash flows from financing activities:
 Issuance of common stock                          3,261       953     3,077
 Excess tax benefit from stock option exercises      196       107       524
 Purchase of common stock for stock bonus plans     (607)   (1,681)   (1,494)
 Repurchase of common stock                      (14,973)  (90,629)  (58,698)
 Cash dividends                                  (38,388)  (28,194)        -
                                                --------  --------  --------
    Net cash used in financing activities        (50,511) (119,444)  (56,591)
                                                --------  --------  --------
Effect of exchange rate changes on cash
  and cash equivalents                           (12,935)  (19,207)      291
                                                --------  --------  --------
Net change in cash and cash equivalents          (66,801)   (6,052)   31,507
Cash and cash equivalents at beginning of year   160,940   166,992   135,485
                                                --------  --------  --------
Cash and cash equivalents at end of year        $ 94,139  $160,940  $166,992
                                                ========  ========  ========


              See Notes to Consolidated Financial Statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    TECHNE Corporation and Subsidiaries

                  Years ended June 30, 2010, 2009 and 2008

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

Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of accounts receivable, available-for-sale investments, inventory, intangible assets, stock based compensation and income taxes. Actual results could differ from these estimates.

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

Advertising costs: Advertising expenses (including production and communication costs) were $3.0 million for each of fiscal 2010, 2009 and 2008. The Company expenses advertising expenses as incurred.

Share-based compensation: The cost of employee services received in exchange for the award of equity instruments is based on the fair value of the award at the date of grant. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Compensation expense related to stock options for the years ended June 30, 2010, 2009 and 2008 was $1.1 million, $1.5 million and $1.7 million, respectively.

Income taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Tax positions taken or expected to be taken in a tax return are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

Available-for-sale investments: Available-for-sale investments consist mainly of debt instruments with original maturities of generally three months to three years and are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices in active markets for identical assets and liabilities (Level 1 inputs). Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. If an "other-than-temporary" impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company's current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year usage forecast. Protein and antibody quantities in excess of the two-year usage forecast are considered impaired and not included in the inventory cost. Sales of previously impaired protein and antibody inventory for fiscal years 2010, 2009 and 2008 were not material. Manufacturing costs for proteins and antibodies charged directly to cost of sales were $12.3 million, $11.9 million and $11.0 million for fiscal 2010, 2009 and 2008 respectively.

Depreciation and amortization: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of five to forty years.

Goodwill and intangible assets: At June 30, 2010, the Company had recorded goodwill of $25.1 million. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2010, as the fair values of the Company's reporting units substantially exceeded their carrying values. The Company's annual assessment included comparison of the carrying amount of a reporting unit, including goodwill, to the fair value of the reporting unit. Other intangible assets are being amortized over their estimated useful lives.

Impairment of intangible and other long-lived assets: The Company reviews the carrying amount of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of asset groups subject to impairment analysis requires the Company to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying amount exceeds the groups' ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying amount exceeds its fair value would be expensed as an impairment loss. As of June 30, 2010, the Company has determined that no impairment exists.

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

Recent accounting pronouncements adopted during the year: In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01, which establishes The FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The ASC was effective for interim and annual periods ending after September 15, 2009. The Company adopted the ASC when referring to GAAP beginning in its Report on Form 10-Q for the quarter ended September 30, 2009. The adoption of the ASC did not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, now codified as ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released additional guidance, also now codified under ASC Topic 820, which provided for delayed application of certain guidance related to non-financial assets and non-financial liabilities not measured at fair value on a recurring basis. The Company adopted ASC Topic 820 on July 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in the FASB's February 2008 guidance. The Company adopted the provisions of ASC Topic 820 with respect to nonfinancial assets and nonfinancial liabilities effective July 1, 2009. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statement disclosures.

In November 2008, the FASB issued Emerging Issues Task Force (EITF) No. 08-6 Equity-Method Accounting Considerations, now codified in ASC Topic 323. EITF No. 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. It also requires that a share issuance by an investee shall be accounted for by the investor as if the investor had sold a proportionate share of its investment, with any resulting gain or loss recognized in earnings. EITF 08-6 was effective for the Company for fiscal year 2010. Adoption of EITF No. 08-6 did not have a material impact on the Company's consolidated financial statements.

B. Available-for-sale investments:

At June 30, 2010 and 2009, the amortized cost and market value of the Company's available-for-sale securities by major security type were as follows (in thousands):

                                                     June 30,
                                            2010                 2009
                                     ------------------  ------------------
                                       Cost     Market     Cost     Market
                                     --------  --------  --------  --------
State and municipal debt securities  $196,452  $197,437  $ 99,694  $100,520
Corporate debt securities              12,688    12,849     2,457     2,494
U.S. government securities                771       771       785       796
Foreign bank certificates of deposit    4,639     4,639         -         -
Foreign government securities             147       147         -         -
                                     --------  --------  --------  --------
                                      214,697   215,843   102,936   103,810
Net unrealized gain                     1,146         -       874         -
                                     --------  --------  --------  --------
                                     $215,843  $215,843  $103,810  $103,810
                                     ========  ========  ========  ========

Gross unrealized gains and unrealized losses on available-for-sale investments were $1.2 million and $28,000, respectively, at June 30, 2010. Gross unrealized gains and unrealized losses on available-for-sale investments were $942,000 and $68,000, respectively, at June 30, 2009.

Unrealized gains and losses on the Company's available-for-sale investments are caused by interest rate changes. Because the Company has the ability and intent to hold its available-for-sale investments that are in an unrealized loss position until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010. The net unrealized gain or loss on available-for-sale investments, net of tax benefit, is reflected in accumulated other comprehensive income, a component of shareholders' equity.

At June 30, 2010, the Company's investments in an unrealized loss position that have been determined to be temporarily impaired were as follows (in thousands):
                                          Fair      Unrelaized
Period of Unrealized Loss:                Value      Losses
--------------------------              --------    ----------
Less than one year                      $ 11,772      $   27
Greater than one year                        523           1
                                        --------      ------
                                        $ 12,295      $   28
                                        ========      ======

Contractual maturities of available-for-sale investments are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

Year Ending June 30, 2010:
--------------------------
Due within one year                     $ 44,672
Due after one year                       171,171
                                        --------
                                        $215,843
                                        ========

Proceeds from maturities or sales of available-for-sale securities were $66.6 million, $75.7 million and $69.0 million during fiscal 2010, 2009 and 2008, respectively. There were no material gross realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

C. Inventories:

Inventories consist of (in thousands):

                                                  June 30,
                                                2010      2009
                                              --------  --------
Raw materials                                 $  5,433  $  5,047
Finished goods                                   8,304     6,222
                                              --------  --------
                                              $ 13,737  $ 11,269
                                              ========  ========

At June 30, 2010 and 2009, the Company had $19.9 million and $17.7 million, respectively, of excess protein and antibody inventory on hand which was fully reserved.

D. Property and equipment:

Property and equipment consist of (in thousands):

                                                  June 30,
                                                2010      2009
                                              --------  --------
Cost:
 Land                                         $  7,419  $  7,538
 Buildings and improvements                    118,412   116,662
 Laboratory equipment                           26,482    24,759
 Office and computer equipment                   4,672     4,746
                                              --------  --------
                                               156,985   153,705
Accumulated depreciation and amortization      (59,585)  (53,572)
                                              --------  --------
                                              $ 97,400  $100,133
                                              ========  ========

E. Intangible assets:

Intangible assets consist of (in thousands):

                                                  June 30,
                                Useful Life     2010      2009
                                -----------   --------  --------
Customer relationships              8 years   $  1,966  $  1,966
Technology                          8 years      3,483     3,483
Trade names                         5 years      1,396     1,396
                                              --------  --------
                                                 6,845     6,845
Accumulated amortization                        (4,801)   (3,841)
                                              --------  --------
                                              $  2,044  $  3,004
                                              ========  ========

The estimated future amortization expense for intangible assets as of June 30, 2009 is as follows (in thousands):

Year Ending June 30:
--------------------
2011                     $  681
2012                        682
2013                        681
                         ------
                         $2,044
                         ======

F. Investments in unconsolidated entities:

The Company has invested in the preferred stock of CCX, a technology and drug development company. The Company holds a 16.8% ownership percentage in CCX. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. The Company's net investment in CCX at both June 30, 2010 and 2009 was $14.3 million. In accordance with ASC Topic 825, Financial Instruments, the Company has determined that it is not practicable to estimate the fair value of its investment in CCX. Information related to future cash flows of CCX are not readily available as future cash flows are highly dependent on the ability of CCX to raise additional funds, acceptance of its products by the market, and/or U.S. Food and Drug Administration clearance to market its products. The Company has not identified any events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

In fiscal 2007, the Company invested $7.2 million for an 18% equity interest in Nephromics. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. In fiscal 2008, Nephromics issued additional membership units which reduced the Company's ownership to 16.8%. In fiscal 2010 and 2009, the Company received $50,000 and $1.3 million, respectively, in distributions from Nephromics. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. The Company has financial exposure to any losses of Nephromics to the extent of its net investment. The Company's net investment in Nephromics was $4.0 million and $4.5 million at June 30, 2010 and 2009, respectively.

In fiscal 2004, the Company purchased a 10% interest in Hemerus for $3.0 million. In fiscal years 2006 through 2008, the Company invested an additional $1.8 million in Hemerus, increasing its ownership percentage to 19%. In fiscal 2009, as a result of Hemerus repurchasing and retiring a third party's membership units, and in fiscal 2010, as a result of Hemerus issuing additional ownership units, the Company's ownership percentage decreased to 13.8% as of June 30, 2010. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Hemerus owns two patents and has several patent applications pending and has received FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus's filter technology in applications within R&D Systems' Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. The Company has financial exposure to any losses of Hemerus to the extent of its net investment. The Company's net investment in Hemerus was $1.2 million and $2.2 million at June 30, 2010 and 2009, respectively.

In fiscal 2008, the Company invested $1.4 million in ACTGen, a development stage biotechnology company located in Japan. ACTGen has intellectual property related to the identification and expression of molecules. The technology covers techniques to identify cellular molecules which are destined to be secreted into tissue fluids or shuttled to the cell membrane. Such molecules represent an ideal target as biomarkers. The Company holds a 13.6% ownership percentage in ACTGen as of June 30, 2010. The Company's net investment in ACTGen was $1.1 million and $1.2 million at June 30, 2010 and 2009, respectively. In accordance with ASC Topic 825, Financial Instruments, the Company has determined that it is not practicable to estimate the fair value of its investment in ACTGen. Information related to future cash flows is not readily available as future cash flows are highly dependent on the ability of ACTGen to raise additional funds and acceptance of its products by the market.

The Company does not provide loans, guarantees or other financial assistance to CCX, Nephromics, Hemerus, or ACTGen and has no obligation to provide additional funding.

G. Debt:

The Company's short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2010. The line of credit expires on October 31, 2010. The interest rate charged on the line of credit is a floating rate at the one-month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line outstanding as of June 30, 2010 and 2009.

H. Commitments and contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. These leases provide for renewal or purchase options during or at the end of the lease periods. At June 30, 2010, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
--------------------
2011                     $  285
2012                        252
2013                        232
2014                        181
2015                         38
                         ------
                         $  988
                         ======

Total rent expense was approximately $326,000, $393,000 and $583,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.

I. Shareholders' equity:

Stock option plans: The Company has stock option plans (the Plans) which provide for the granting of stock options to employees (the TECHNE Corporation 1997 Incentive Stock Option Plan) and to employees, officers, directors and consultants (the TECHNE Corporation 1998 Nonqualified Stock Option Plan). The Plans are administered by the Board of Directors and its Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each option. The maximum term of options granted under all Plans is ten years. The number of shares of common stock authorized to be issued and available for grant at June 30, 2010 are as follows (in thousands):

                                                  Available
                                     Authorized   for Grant
                                     ----------   ---------
1997 Incentive Stock Option Plan          3,200       2,326
1998 Nonqualified Stock Option Plan       1,600         751

Stock option activity, under the Plans for the three years ended June 30, 2010, consists of the following (shares in thousands):

                                     Weighted
                                     Average    Weighted Avg.   Aggregate
                                     Exercise   Contractual     Intrinsic
                             Shares  Price      Life (Yrs.)     Value
                             ------  --------   -------------   ---------
Outstanding at June 30, 2007    423  $ 43.29
 Granted                         37    65.88
 Forfeited or expired            (1)   36.50
 Exercised                      (87)   35.84
                             ------
Outstanding at June 30, 2008    372    47.36
 Granted                         47    65.07
 Forfeited or expired             -
 Exercised                      (21)   46.43
                             ------
Outstanding at June 30, 2009    398    49.49
 Granted                        115    64.71
 Forfeited or expired             -
 Exercised                      (73)   44.67
                             ------
Outstanding at June 30, 2010    440  $ 54.26         5.0        $2.9 million
                             ======
Exercisable at June 30:
 2008                           343  $ 46.33
 2009                           379    48.96
 2010                           367    51.96         4.6        $2.9 million

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Dividend yield                                    1.6%      1.6%         -
Expected volatility                            22%-30%   24%-37%   24%-46%
Risk-free interest rates                     1.7%-3.1% 2.9%-3.5% 4.2%-4.6%
Expected lives                                 6 years   7 years   7 years

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

The weighted average fair value of options granted during fiscal 2010, 2009 and 2008 was $14.76, $28.21 and $35.75, respectively. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 were $1.6 million, $648,000 and $2.5 million, respectively. Stock option exercises are satisfied through the issuance of new shares. The total fair value of options vested during fiscal 2010, 2009 and 2008 were $1.1 million, $1.5 million and $2.0 million, respectively.

Stock-based compensation cost of $1.1 million, $1.5 million and $1.7 million was included in selling, general and administrative expense in fiscal 2010, 2009 and 2008, respectively. As of June 30, 2009, there were 19,000 non-vested options outstanding with a weighted average grant date fair value of $17.52. All of the non-vested options at June 30, 2009 vested during fiscal 2010. Of the options granted in fiscal 2010, 73,000 at a weighted average grant date fair value of $12.15 were non-vested as of June 30, 2010. As of June 30, 2010, there was $837,000 of total unrecognized compensation cost related to non-vested stock options which will be expensed in fiscal 2011 through 2014.

Stock repurchase: In fiscal 2010, 2009 and 2008, the Company purchased and retired approximately 284,000 shares, 1.4 million shares and 899,000 shares of its common stock at a market value of $16.9 million, $90.6 million and $58.7 million, respectively, pursuant to stock purchase plans authorized by the Board of Directors.

Cash dividends: In fiscal 2010 and 2009, the Company paid cash dividends of $38.4 million and $28.2 million.

J. Income taxes:

The provisions for income taxes consist of the following (in thousands):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Earnings before income taxes consist of:
 Domestic                                     $124,860  $121,585  $113,310
 Foreign                                        31,586    33,778    40,521
                                              --------  --------  --------
                                              $156,446  $155,363  $153,831
                                              ========  ========  ========
Taxes on income consist of:
 Currently payable:
  Federal                                     $ 37,098  $ 38,621  $ 36,602
  State                                          1,856     2,308     2,186
  Foreign                                        9,266     9,920    12,146
 Net deferred:
  Federal                                       (1,494)     (721)     (719)
  State                                             39         9        40
  Foreign                                          (95)      (16)       18
                                              --------  --------  --------
                                              $ 46,670  $ 50,121  $ 50,273
                                              ========  ========  ========

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Computed expected federal income tax expense  $ 54,756  $ 54,377  $ 53,841
State income taxes, net of federal benefit       1,247     1,805     1,298
Qualified production activity deduction         (2,459)   (2,397)   (2,260)
Research and development tax credit               (444)   (1,192)     (310)
Tax-exempt interest                             (1,114)   (1,424)   (1,687)
Increase (decrease) in deferred tax
 valuation allowance                                44      (235)     (171)
Foreign exchange loss on repatriation           (4,424)        -         -
Other                                             (936)     (813)     (438)
                                              --------  --------  --------
                                              $ 46,670  $ 50,121  $ 50,273
                                              ========  ========  ========

Temporary differences comprising deferred taxes on the consolidated balance sheets are as follows (in thousands):

                                                  June 30,
                                                2010      2009
                                              --------  --------
Inventory reserves                            $  7,157  $  6,389
Inventory costs capitalized                      1,745     1,787
Unrealized profit on intercompany sales            935       878
Intangible asset amortization                        -       891
Depreciation                                       403     1,825
Excess tax basis in equity investments           3,651     3,758
Foreign tax credit carryforward                  3,304       154
Deferred compensation                            1,910     1,795
Other                                              547       520
Valuation allowance                             (2,956)   (2,912)
                                              --------  --------
  Net deferred tax assets                       16,696    15,085
Intangible asset amortization                   (1,241)     (900)
Unrealized gains on available-for-
 sale investments                                 (413)     (316)
Other                                             (652)     (923)
                                              --------  --------
  Deferred tax liabilities                      (2,306)   (2,139)
                                              --------  --------
  Net deferred tax assets                     $ 14,390  $ 12,946
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

During fiscal 2010, the Company's R&D Europe subsidiary declared and paid a dividend of 50 million British pound sterling ($74.4 million) to the Company. The 50 million British pound sterling R&D Europe earnings had previously been taxed in the U.S. and therefore, no additional U.S. income tax resulted from the repatriation. The Company recorded a foreign currency exchange tax loss on the transaction of approximately $12.8 million and as a result, reported a $4.7 million reduction in income tax expense in fiscal 2010.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $85.5 million as of June 30, 2010. Deferred taxes have not been provided on such undistributed earnings, as the Company has either paid U.S. taxes on the undistributed earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

A summary of changes in unrecognized tax benefits is as follows (in thousands):

                                                  June 30,
                                                2010      2009
                                              --------  --------
Beginning balance                             $     91  $     92
 Increase due to tax positions related
  to the current year                               15         7
 Decrease due to lapse of statute
  of limitations                                   (10)       (8)
                                              --------  --------
Ending balance                                $     96  $     91
                                              ========  ========

The gross unrecognized tax benefit balance as of June 30, 2010 of $96,000 includes $5,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The gross unrecognized tax benefit balance as of June 30, 2009 of $91,000 includes $6,000 of unrecognized taxes benefits
that, if recognized, would affect the effective tax rate.   Accrued interest
and penalties were not material at June 30, 2010, 2009 and 2008.


The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota, Massachusetts and California, and several jurisdictions outside the U.S. U.S. tax returns for 2007 and subsequent years remain open to examination by the tax authorities. The Company's major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to examination for 2006 and subsequent years, and China which has calendar year 2010 open to examination.

K. Earnings per share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Net earnings used for basic and diluted
 earnings per share                           $109,776  $105,242  $103,558
                                              ========  ========  ========

Weighted average shares used in
 basic computation                              37,255    37,802    39,139
Dilutive stock options and warrants                 92        98       108
                                              --------  --------  --------
Weighted average shares used in
 diluted computation                            37,347    37,900    39,247
                                              ========  ========  ========

Basic EPS                                     $   2.95  $   2.78  $   2.65
Diluted EPS                                   $   2.94  $   2.78  $   2.64

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 70,000, 26,000 and 39,000 at June 30, 2010, 2009 and 2008, respectively.

L. Segment information:

The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Europe and hematology. The biotechnology segment consists of R&D Systems' Biotechnology Division, BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide. No customer accounted for more than 10% of the Company's net sales for the years ended June 30, 2010, 2009 and 2008.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
External sales
 Biotechnology                                $177,889  $173,913  $165,663
 R&D Europe                                     72,764    72,541    75,735
 Hematology                                     18,394    17,502    16,022
                                              --------  --------  --------
Consolidated net sales                        $269,047  $263,956  $257,420
                                              ========  ========  ========
Earnings before taxes
 Biotechnology                                $126,436  $123,794  $115,856
 R&D Europe                                     29,553    32,245    39,893
 Hematology                                      6,869     6,143     4,258
                                              --------  --------  --------
 Segment earnings before taxes                 162,858   162,182   160,007
 Other                                          (6,412)   (6,819)   (6,176)
                                              --------  --------  --------
Consolidated earnings before taxes            $156,446  $155,363  $153,831
                                              ========  ========  ========
Assets
 Biotechnology                                $335,864  $222,534  $244,659
 R&D Europe                                     66,998   139,302   139,871
 Hematology                                     18,543    15,804    18,989
 Intersegment eliminations                      (2,750)   (6,391)   (5,462)
                                              --------  --------  --------
 Segment assets                                418,655   371,249   398,057
 Other                                         100,161   100,756   109,312
                                              --------  --------  --------
Consolidated assets                           $518,816  $472,005  $507,369
                                              ========  ========  ========
Depreciation and amortization
 Biotechnology                                $  4,982  $  4,085  $  3,713
 R&D Europe                                        429       417       329
 Hematology                                        340       229       231
                                              --------  --------  --------
 Segment depreciation and amortization           5,751     4,731     4,273
 Other                                           2,379     3,035     2,986
                                              --------  --------  --------
Consolidated depreciation and amortization    $  8,130  $  7,766  $  7,259
                                              ========  ========  ========
Capital purchases
 Biotechnology                                $  3,718  $  3,305  $  5,563
 R&D Europe                                        167       196     8,517
 Hematology                                        208        94        76
                                              --------  --------  --------
 Segment capital purchases                       4,093     3,595    14,156
 Other                                             551     2,961     2,209
                                              --------  --------  --------
Consolidated capital purchases                $  4,644  $  6,556  $ 16,365
                                              ========  ========  ========


The other reconciling items include the results of unallocated corporate expenses and assets, and the Company's share of losses from its equity method investees.

Following is financial information relating to geographic areas (in thousands):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
External sales
 United States                                $148,137  $147,271  $141,443
 Europe                                         78,496    79,381    81,628
 Other areas                                    42,414    37,304    34,349
                                              --------  --------  --------
Total external sales                          $269,047  $263,956  $257,420
                                              ========  ========  ========
Long-lived assets
 United States                                $ 91,554  $ 93,571  $ 93,612
 Europe                                          6,299     7,214     8,992
 Other areas                                        70        98       112
                                              --------  --------  --------
Total long-lived assets                       $ 97,923  $ 100,883 $102,716
                                              ========  ========  ========
                                       40


External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements, equipment, and other assets, net of accumulated depreciation and amortization.

M. Benefit plans:

Profit sharing plans: The Company has Profit Sharing and Savings Plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $341,000, $617,000 and $1.6 million for the years ended June 30, 2010, 2009 and 2008, respectively. The Company operates a defined contribution pension plan for employees of R&D Europe. Operations have been charged for contributions to the plan of $162,000, $154,000 and $174,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Stock bonus plans: The Company may make contributions to its Stock Bonus Plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2010, 2009 and 2008 operations have been charged for contributions to the plan of $419,000, $647,000 and $1.7 million, respectively.

Performance incentive program: Under certain employment agreements with executive officers, the Company recorded bonuses of $44,000, $76,000 and $87,000 for the years ended June 30, 2010, 2009 and 2008, respectively. In addition, options for 40,697, 981 and 2,217 shares of common stock were granted to the executive officers during fiscal 2010, 2009 and 2008, respectively.

N. Supplemental disclosures of cash flow information and noncash investing and financing activities:

In fiscal 2010, 2009 and 2008, the Company paid cash for income taxes of $49.7 million, $50.9 million and $49.1 million, respectively.

In fiscal 2009, stock options for 785 shares of common stock were exercised by the surrender of 348 shares of common stock at fair market value of $22,000. In fiscal 2008, stock options for 1,948 shares of common stock were exercised by the surrender of 1,101 shares of common stock at fair market value of $68,000.

O. Accumulated other comprehensive income:

Accumulated other comprehensive (loss) income consists of (in thousands):

                                                  Year Ended June 30,
                                                2010      2009      2008
                                              --------  --------  --------
Foreign currency translation adjustments      $(21,967) $ (8,035) $ 13,733
Net unrealized gain (loss) on available-
 for-sale investments, net of tax                  733       558    (1,605)
                                              --------  --------  --------
                                              $(21,234) $ (7,477) $ 12,128
                                              ========  ========  ========

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TECHNE Corporation:

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of earnings, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2010. We also have audited TECHNE Corporation's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TECHNE Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TECHNE Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG

Minneapolis, Minnesota
August 27, 2010

          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                    ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company"s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of June 30, 2010, management, under the supervision of the chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2010.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.


                        ITEM 9B.  OTHER INFORMATION

None.


                                PART III



       ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Registrant" which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Corporate Governance" and "Compliance With Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.



                      ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Corporate Governance" and "Executive Compensation Discussion and Analysis" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about the Company's equity compensation plans at June 30, 2010 is as follows (shares in thousands):


                                                             Number of
                            Number of         Weighted-      Securities
                            Securities to be  Average        Remaining
                            Issued Upon       Exercise Price Available for
                            Exercise of       of Outstanding Future Issuance
                            Outstanding       Options        Under Equity
                            Options, Warrants Warrants and   Compensation
                            and Rights        Rights         Plans
                            ----------------- -------------- ---------------
Equity compensation plans
 approved by
 Shareholders (1)                  440            $54.26         3,077
Equity compensation plans
 not approved by
 Shareholders                        -               -             -


(1) Includes the Company's 1997 Incentive Stock Option Plan and 1998 Nonqualified Stock Option Plan.

The remaining information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                              INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Corporate Governance" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


              ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.



                                 PART IV


           ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.  (1)  List of Financial Statements.

    The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

    Consolidated Statements of Earnings for the Years Ended June 30, 2010, 2009 and 2008

    Consolidated Balance Sheets as of June 30, 2010 and 2009

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
    (Loss) for the Years Ended June 30, 2010, 2009 and 2008

    Consolidated Statements of Cash Flows for the Years Ended June 30, 2010, 2009 and 2008

    Notes to Consolidated Financial Statements for the Years Ended June 30, 2010, 2009 and 2008

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

                                             TECHNE CORPORATION
Date:  August 27, 2010                       /s/ Thomas E. Oland

                                             By:  Thomas E. Oland
                                             Its:   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                    Signature and Title

August 27, 2010                         /s/ Thomas E. Oland

                                        Thomas E. Oland
                                        Chairman of the Board, President,
                                        Treasurer, Chief Executive Officer
                                        and Director
                                        (principal executive officer)

August 27, 2010                         /s/ Roger C. Lucas, Ph.D.

                                        Dr. Roger C. Lucas
                                        Vice Chairman and Director

August 27, 2010                         /s/ Howard V. O'Connell

                                        Howard V. O'Connell, Lead Director

August 27, 2010                         /s/ Randolph C. Steer, Ph.D., M.D.

                                        Dr. Randolph C. Steer, Director

August 27, 2010                         /s/ Robert V. Baumgartner

                                        Robert V. Baumgartner, Director

August 27, 2010                         /s/ Charles A. Dinarello, M.D.

                                        Dr. Charles A. Dinarello, Director

August 27, 2010                         /s/ Karen A. Holbrook, Ph.D.

                                        Dr. Karen A. Holbrook, Director

August 27, 2010                         /s/ John L. Higgins

                                        John L. Higgins, Director

August 27, 2010                         /s/ Roeland Nusse, Ph.D.

                                        Dr. Roeland Nusse, Director

August 27, 2010                         /s/ Gregory J. Melsen

                                        Gregory J. Melsen, Chief Financial
                                        Officer
                                        (principal financial officer)

August 27, 2010                         /s/ Kathleen M. Backes

                                        Kathleen M. Backes, Controller


                               EXHIBIT INDEX
                     for Form 10-K for the 2010 Fiscal Year
Exhibit
Number  Description
------- -----------
3.1 Restated Articles of Incorporation of Company, as amended to date-- incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended September 30, 2000.*

3.2 Restated Bylaws of the Company, as amended to date--incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, dated November 14, 2007.*

10.1** Employee Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Thomas E. Oland--incorporated by reference to Exhibit 10.2 of the Company's Form 10, dated October 27, 1988.*

10.2**  Company's Profit Sharing Plan--incorporated by reference to
        Exhibit 10.6 of the Company's Form 10, dated October 27, 1988.*

10.3**  Company's Stock Bonus Plan--incorporated by reference to
        Exhibit 10.7 of the Company's Form 10, dated October 27, 1988.*

10.4** 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended June 30, 1997.*

10.5** Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended June 30, 1997.*

10.6    Investment Agreement between ChemoCentryx, Inc. and Techne
        Corporation dated November 18, 1997--incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1997.*

10.7** 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998.*

10.8** Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998.*

10.9    Investors Rights Agreement dated February 2, 2001 among
        ChemoCentryx, Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997--incorporated by reference to Exhibit 10.32 of the Company's 10-K for the year ended June 30, 2001.*

10.10 Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company-- incorporated by reference to Exhibit 10.33 of the Company's 10-K for the year ended June 30, 2001.*



10.11** Form of Indemnification Agreement entered into with each director and executive officer of the Company--incorporated by reference to
        Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2002.*


10.12 Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc and the Company and certain investors-- incorporated by reference to Exhibit 10.31 of the Company's 10-K for the year ended June 30, 2006.*

10.13** Employment Agreement, dated January 30, 2008, with Marcel Veronneau-- incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2007.*

10.14** Amended and Restated Employment Agreement, dated April 30, 2010, with
        Gregory J. Melsen

10.15** Description of Amended Executive Officer's Incentive Bonus Plan

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