Form 10-Q
period 2010-09-30
TECHNE CORP /MN/
filed 2010-11-09
CIK 842023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17272

TECHNE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1427402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 McKinley Place N.E.	(612) 379-8854
Minneapolis, MN 55413	(Registrant’s telephone number,
(Address of principal executive offices) (Zip Code)	including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
At November 3, 2010, 37,083,725 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	9/30/10	6/30/10
ASSETS
Cash and cash equivalents	$115,012	$94,139
Short-term available-for-sale investments	57,622	44,672
Trade accounts receivable, net	31,019	30,850
Income tax receivable	449	1,755
Other receivables	1,589	1,532
Inventories	13,818	13,737
Deferred income taxes	12,627	13,379
Prepaid expenses	1,063	976

Total current assets	233,199	201,040

Available-for-sale investments	161,518	171,171
Property and equipment, net	96,322	97,400
Goodwill	25,068	25,068
Intangible assets, net	1,874	2,044
Deferred income taxes	936	1,011
Investments in unconsolidated entities	20,230	20,559
Other assets	477	523

	$539,624	$518,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$4,348	$5,232
Salaries, wages and related accruals	3,729	3,781
Other accounts payable and accrued expenses	3,844	4,375
Income taxes payable	4,138	3,636

Total current liabilities	16,059	17,024

Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,052,975 and 37,033,474, respectively	371	370
Additional paid-in capital	123,622	122,537
Retained earnings	416,863	400,119
Accumulated other comprehensive loss	(17,291)	(21,234)

Total stockholders’ equity	523,565	501,792

	$539,624	$518,816

See Notes to Condensed Consolidated Financial Statements.

TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	9/30/10	9/30/09
Net sales	$67,945	$66,534
Cost of sales	15,241	12,901

Gross margin	52,704	53,633

Operating expenses:
Selling, general and administrative	7,552	8,038
Research and development	6,619	6,154
Amortization of intangible assets	170	240

Total operating expenses	14,341	14,432

Operating income	38,363	39,201

Other income (expense):
Interest income	847	1,168
Other non-operating expense, net	(257)	(662)

Total other income	590	506

Earnings before income taxes	38,953	39,707
Income taxes	12,580	12,935

Net earnings	$26,373	$26,772

Earnings per share:
Basic	$0.71	$0.72
Diluted	$0.71	$0.72

Cash dividends per common share	$0.26	$0.25

Weighted average common shares outstanding:
Basic	37,040	37,245
Diluted	37,107	37,339
See Notes to Condensed Consolidated Financial Statements.

TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended
	9/30/10	9/30/09
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,373	$26,772
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,008	2,005
Deferred income taxes	811	(30)
Stock-based compensation expense	136	102
Excess tax benefit from stock option exercises	(83)	(10)
Losses by equity method investees	328	338
Other	46	65
Change in operating assets and operating liabilities:
Trade accounts and other receivables	(102)	(533)
Inventories	(273)	(1,568)
Prepaid expenses	(72)	(203)
Trade accounts and other accounts payable and accrued expenses	(295)	302
Salaries, wages and related accruals	219	286
Income taxes payable/receivable	1,607	503

Net cash provided by operating activities	30,703	28,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,052)	(563)
Purchase of available-for-sale investments	(42,929)	(6,365)
Proceeds from sales of available-for-sale investments	19,308	124
Proceeds from maturities of available-for-sale investments	22,308	5,225

Net cash used in investing activities	(2,365)	(1,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	867	22
Excess tax benefit from stock option exercises	83	10
Purchase of common stock for stock bonus plans	(294)	(607)
Repurchase of common stock	(1,940)	0
Dividends paid	(9,629)	(9,311)

Net cash used in financing activities	(10,913)	(9,886)

Effect of exchange rate changes on cash and cash equivalents	3,448	(2,747)

Net increase in cash and cash equivalents	20,873	13,817
Cash and cash equivalents at beginning of period	94,139	160,940

Cash and cash equivalents at end of period	$115,012	$174,757

See Notes to Condensed Consolidated Financial Statements.

TECHNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. General:
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
A summary of significant accounting policies followed by the Company is detailed in the Company’s Annual Report on Form 10-K for fiscal 2010. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K for fiscal 2010.
Fair value measurements:
The Company’s available-for-sale securities of $219 million at September 30, 2010 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.
Recent accounting pronouncements:
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 167, now codified as Accounting Standards Codification (ASC) Topic 810, Consolidation. This statement amends the consolidation guidance applicable to variable interest entities and is effective for the Company beginning July 1, 2010. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

B. Balance Sheet Detail:
Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

	9/30/10	6/30/10
Trade Accounts Receivable
Trade accounts receivable	$31,373	$31,197
Allowance for doubtful accounts	(354)	(347)

Net Trade Accounts Receivable	$31,019	$30,850

Inventories
Raw materials	$5,370	$5,433
Finished goods	8,448	8,304

Total Inventories	$13,818	$13,737

Property and Equipment
Land	$7,473	$7,419
Buildings and improvements	118,714	118,412
Laboratory equipment	26,698	26,482
Office equipment	4,923	4,672

	157,808	156,985
Accumulated depreciation and amortization	(61,486)	(59,585)

Net Property and Equipment	$96,322	$97,400

Intangible Assets
Customer relationships	$1,966	$1,966
Technology	3,483	3,483
Trade names	1,396	1,396

	6,845	6,845
Accumulated amortization	(4,971)	(4,801)

Net Intangible Assets	$1,874	$2,044

C. Earnings Per Share:
Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended
	9/30/10	9/30/09
Weighted average common shares outstanding-basic	37,040	37,245
Dilutive effect of stock options and warrants	67	94

Weighted average common shares outstanding-diluted	37,107	37,339

The dilutive effect of stock options and warrants in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 105,000 and 28,000 for the quarters ended September 30, 2010 and 2009, respectively.

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
Following is financial information relating to the Company’s operating segments (in thousands):

	Quarter Ended
	9/30/10	9/30/09
External sales
Biotechnology	$46,650	$44,028
R&D Europe	16,391	17,838
Hematology	4,904	4,668

Net sales	$67,945	$66,534

Earnings before income taxes
Biotechnology	$31,954	$31,580
R&D Europe	6,506	7,879
Hematology	1,922	1,853

Segment earnings before income taxes	40,382	41,312
Unallocated corporate expenses and equity method investee losses	(1,429)	(1,605)

Earnings before income taxes	$38,953	$39,707

E. Stock Options:
Option activity under the Company’s stock option plans during the quarter ended September 30, 2010 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in 000’s)	Price	Life (Yrs.)	Value
Outstanding at June 30, 2010	440	$54.26
Granted	5	$58.40
Exercised	(20)	$44.78

Outstanding at September 30, 2010	425	$54.76	5.0	$3.6 million

Exercisable at September 30, 2010	352	$52.46	4.7	$3.6 million

The fair value of options granted under the Company’s stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Quarter Ended
	9/30/10	9/30/09
Dividend yield	1.8%	1.6%
Expected annualized volatility	23%	24%
Risk free interest rate	1.4%	2.5%
Expected life	4 years	4 years
Weighted average fair value of options granted	$9.67	$12.08
The dividend yield is based on the Company’s historical annual cash dividend divided by the market value of the Company’s Common Stock. The expected annualized volatility is based on the Company’s historical stock price over a period equivalent to the expected life of the option granted. The risk-free interest rate is based on U.S. Treasury constant maturity interest rates with a term consistent with the expected life of the options granted. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value.
The total intrinsic value of options exercised during the quarters ended September 30, 2010 and 2009 was $317,000 and $16,000, respectively. Stock option exercises were satisfied through the issuance of new shares. The total fair value of options vested during the quarters ended September 30, 2010 and 2009 was $49,000 and $21,000, respectively.
Stock-based compensation cost of $136,000 and $102,000 was included in selling, general and administrative expense for the quarters ended September 30, 2010 and 2009, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of September 30, 2010, there were 73,000 non-vested options outstanding with a weighted average grant date fair value of $12.15. As of September 30, 2010, there was $750,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal 2011 through 2014.
F. Comprehensive Income and Accumulated Other Comprehensive Loss:
Comprehensive income was as follows (in thousands):

	Quarter Ended
	9/30/10	9/30/09
Net earnings	$26,373	$26,772
Foreign currency translation adjustments	3,899	(3,295)
Unrealized gain on available-for-sale investments, net of tax	44	224

Comprehensive income	$30,316	$23,701

Accumulated other comprehensive loss consists of (in thousands):

	9/30/10	6/30/10
Foreign currency translation adjustments	$(18,068)	$(21,967)
Unrealized gains on available-for-sale investments, net of tax	777	733

Accumulated other comprehensive loss	$(17,291)	$(21,234)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Overview:
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
The Company has three reportable operating segments based on the nature of products and geographic location: biotechnology, R&D Europe and hematology. The biotechnology segment consists of R&D Systems’ Biotechnology Division, BiosPacific and R&D China, which develop, manufacture and sell biotechnology research and diagnostic products world-wide. R&D Europe distributes Biotechnology Division products throughout Europe. The hematology segment develops and manufactures hematology controls and calibrators for sale world-wide.
Results of Operations for the Quarters Ended September 30, 2010 and 2009:
Consolidated net sales increased 2.1% and consolidated net earnings decreased 1.5% for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. Consolidated net sales and net earnings were negatively affected by changes in exchange rates from the prior year used to convert consolidated net sales and consolidated net earnings in foreign currencies into U.S. dollars. The unfavorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and euros) into U.S. dollars was $1.2 million for the quarter ended September 30, 2010. The unfavorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert foreign currency financial statements to U.S. dollars was $341,000 for the quarter ended September 30, 2010. In the first three months of fiscal 2011, the Company generated cash of $30.7 million from operating activities, paid cash dividends of $9.6 million, and paid $1.9 million for the repurchase of stock. At September 30, 2010 the Company had cash, cash equivalents and available-for-sale investments of $334 million compared to $310 million at June 30, 2010.
Net Sales:
Consolidated net sales for the quarter ended September 30, 2010 were $67.9 million, an increase of $1.4 million (2.1%) from the quarter ended September 30, 2009. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 4.0% for the quarter ended September 30, 2010, from the comparable prior-year period. Included in consolidated net sales for the quarter ended September 30, 2010 was $214,000 of sales of new biotechnology products which had their first sale in fiscal 2011.
Biotechnology net sales increased $2.6 million (6.0%) for the quarter ended September 30, 2010 compared to the same prior-year period. The increase in the quarter was mainly the result of increased sales volume. North American biotechnology sales to industrial pharmaceutical and biotechnology customers increased 3.1% during the quarter ended September 30, 2010. Biotechnology sales to academic customers, Pacific Rim distributors and sales in China grew 9.9%, 9.0% and 13.5%, respectively, during the first quarter of fiscal 2011 compared to the same prior-year period.

R&D Europe net sales decreased $1.4 million (8.1%) for the quarter ended September 30, 2010 from the comparable prior-year period. R&D Europe net sales decreased 1.2% for the quarter ended September 30, 2010 when measured at currency rates in effect in the comparable prior-year period. Approximately 74% of R&D Europe sales are in non-British pound sterling currencies (mainly euros). The change in exchange rates used to convert sales in such other currencies to British pounds sterling had an unfavorable impact on consolidated net sales of approximately $285,000 for the quarter ended September 30, 2010. In addition, consolidated net sales were impacted unfavorably by $944,000 for the quarter ended September 30, 2010 as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars.
Hematology sales increased $236,000 (5.1%) for the quarter ended September 30, 2010 compared to the same prior-year period, as a result of increased sales volume.
Gross Margins:
Consolidated gross margin for the quarter ended September 30, 2010 decreased $929,000 from the quarter ended September 30, 2009. Biotechnology gross margin increased $797,000 for the quarter ended September 30, 2010 as a result of increased net sales partially offset by a decrease in gross margin percentage. Fiscal 2011 first quarter R&D Europe gross margin decreased $1.8 million compared to the quarter ended September 30, 2009. Approximately $1.2 million of the decrease in R&D Europe gross margin was the result of changes in exchange rates used to translate sales in foreign currencies into U.S. dollars. Approximately 13.9% and 6.3% of consolidated net sales for the quarter ended September 30, 2010 were made in euro and British pound sterling, respectively. The average euro exchange rate declined 9.0% against the U.S. dollar for the quarter ended September 30, 2010 (€:$1.31) compared to the same prior-year period (€:$1.44). The average British pound sterling exchange rate declined 4.3% against the U.S. dollar for the quarter ended September 30, 2010 (£:$1.56) compared to the same prior-year period (£:$1.63). The remainder of the R&D Europe decrease in gross margin was the result of decreased net sales and changes in product mix.
Gross margins, as a percentage of net sales, were as follows:

	Quarter Ended
	9/30/10	9/30/09
Biotechnology	78.4%	80.9%
R&D Europe	47.4%	53.5%
Hematology	48.8%	50.3%
Consolidated	77.6%	80.6%
Consolidated gross margin, as a percentage of consolidated net sales, was 77.6% for the quarter ended September 30, 2010, compared to 80.6% for the quarter ended September 30, 2009. R&D Europe gross margin percentage for the quarter ended September 30, 2010 was 47.4% compared to 53.5%, mainly as a result of the effect of exchange rate changes on net sales discussed above. Biotechnology gross margin percentage was 78.4% for the quarter ended September 30, 2010 compared to 80.9% for the quarter ended September 30, 2009. The decrease in the Biotechnology gross margin percentage was mainly the result of changes in product mix and $220,000 additional royalty expense and royalty initiation fees related to new licensing agreements. The decrease in Hematology gross margin percentage to 48.8% for the quarter ended September 30, 2010 from 50.3% was the result of changes in product mix.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended
	9/30/10	9/30/09
Biotechnology	$4,583	$4,734
R&D Europe	1,842	1,952
Hematology	328	370
Unallocated corporate expenses	799	982

Selling, general and administrative expenses	$7,552	$8,038

Selling, general and administrative expenses for the quarter ended September 30, 2010 decreased $486,000 (6.0%) from the same prior-year period. The decrease in selling, general and administrative expense for the quarter ended September 30, 2010 resulted from lower legal expense of $108,000, lower profit sharing expense of $224,000 and the effect of the change in the exchange rate used to convert R&D Europe expenses from British pounds and euros into U.S. dollars of $134,000.
Research and Development Expenses:
Research and development expenses were composed of the following (in thousands):

	Quarter Ended
	9/30/10	9/30/09
Biotechnology	$6,421	$5,956
R&D Europe	0	0
Hematology	198	198

Research and development expenses	$6,619	$6,154

Research and development expenses for the quarter ended September 30, 2010 increased $465,000 (7.6%) from the quarter ended September 30, 2009. The increase in research and development expenses was mainly due to increases in personnel and supply costs associated with the continuous development and release of new high-quality biotechnology products.
Interest Income:
Interest income decreased $321,000 for the quarter ended September 30, 2010 from the comparable prior-year period, primarily as a result of lower rates of return on cash and available-for-sale investments, offset in part by higher cash and available-for-sale investment balances.

Other Non-operating Expense, Net:
Other non-operating expense, net consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees.

	Quarter Ended
	9/30/10	9/30/09
Foreign currency gains	$505	$143
Rental income	123	81
Real estate taxes, depreciation and utilities	(556)	(548)
Losses by equity method investees	(329)	(338)

Other non-operating expense, net	$(257)	$(662)

Income Taxes:
Income taxes for the quarter ended September 30, 2010 were provided at a rate of 32.3% of consolidated earnings before income taxes as compared to 32.6% for the same prior-year period. The improvement in the tax rate for the quarter ended September 30, 2010 was the result of an increase in the deduction for qualified production activities partially offset by the expiration of the U.S. credit for research and development expenses on December 31, 2009. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects its fiscal 2011 effective income tax rate to range from approximately 32.0% to 33.0%.
Liquidity and Capital Resources:
At September 30, 2010, cash and cash equivalents and available-for-sale investments were $334 million compared to $310 million at June 30, 2010. The Company believes it can meet its cash, working capital and capital addition requirements for the foreseeable future through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.
Cash Flows From Operating Activities:
The Company generated cash of $30.7 million from operating activities in the first quarter of fiscal 2011 compared to $28.0 million in the first quarter of fiscal 2010. The increase from the prior year was primarily due to changes in operating assets and liabilities.
Cash Flows From Investing Activities:
Capital expenditures for fixed assets for the first quarter of fiscal 2011 and 2010 were $1.1 million and $563,000, respectively. The capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2011 are expected to be approximately $3.2 million and are expected to be financed through currently available funds and cash generated from operating activities.
During the quarter ended September 30, 2010, the Company purchased $42.9 million and had sales or maturities of $41.6 million of available-for-sale investments. During the quarter ended September 30, 2009, the Company purchased $6.4 million and had sales or maturities of $5.3 million of available-for-sale investment. The Company’s investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Cash Flows From Financing Activities:
Cash of $867,000 and $22,000 was received during the quarters ended September 30, 2010 and 2009, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $83,000 and $10,000 for the quarters ended September 30, 2010 and 2009, respectively.
During the first quarters of fiscal 2011 and 2010, the Company purchased 4,923 and 9,827 shares of common stock for its employee stock bonus plans at a cost of $294,000 and $607,000, respectively.
During the first quarter of fiscal 2011 and 2010, the Company paid cash dividends of $9.6 million and $9.3 million, respectively, to all common shareholders. On October 28, 2010, the Company announced the payment of a $0.27 per share cash dividend. The dividend of approximately $10.0 million will be payable November 22, 2010 to all common shareholders of record on November 8, 2010.
During the first quarter of fiscal 2011, the Company disbursed $1.9 million for the settlement of common stock purchased and retired during the fourth quarter of fiscal 2010.
Contractual Obligations:
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended September 30, 2010.
Critical Accounting Policies:
The Company’s significant accounting policies are discussed in the Company’s Annual Report on Form 10-K for fiscal 2010. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2011 that would require disclosure. There have been no changes to the Company’s policies in fiscal 2011.
Forward Looking Information and Cautionary Statements:
This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effective tax rate, pending litigation, the amount of capital expenditures for the remainder of the fiscal year and the sufficiency of currently available funds for meeting the Company’s needs. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new biotechnology and hematology products, the levels and particular directions of research by the Company’s customers, the impact of the growing number of producers of biotechnology research products and related price competition, general economic conditions, the impact of currency exchange rate fluctuations, the costs and results of research and product development efforts of the Company and of companies in which the Company has invested or with which it has formed strategic relationships, the impact of governmental regulation and intellectual property litigation, the recruitment and retention of qualified personnel, the number of business or selling days in a period, the success of financing efforts by companies in which the Company has invested, and the success of the Company’s expansion into China. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2010 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2010, the Company had a portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $219 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, because the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.
The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. For the quarter ended September 30, 2010, approximately 26.9% of consolidated net sales were made in foreign currencies including 13.9% in euros, 6.3% in British pound sterling, 2.8% in Chinese yuan and the remaining 3.9% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar because the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.
Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended
	9/30/10	9/30/09
British pound sterling	$1.56	$1.63
Euro	1.31	1.44
Chinese yuan	.148	.146
The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At September 30, 2010, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated	U. S. Dollar
	Currency	Equivalent
Accounts receivable in:
Euros	£894	$1,404
Other European currencies	£900	$1,414

Intercompany payable in:
Euros	£353	$554
U.S. dollars	£2,634	$4,138
U.S. dollars	yuan 3,724	$556
All of the above balances are revolving in nature and are not deemed to be long-term balances. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in “Other non-operating expense” in the consolidated statement of earnings. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the consolidated balance sheet as part of “Accumulated other comprehensive income.”

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2010 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2011 earnings into U.S. dollars (annualized)	$2,074
Decrease in translation of net assets of foreign subsidiaries	7,687
Additional transaction losses	469
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
The judgment, if upheld by the Federal Circuit Court of Appeals, will constitute cancellation of all claims of the five Streck patents involving the addition of reticulocytes to hematology controls. Such cancellation may moot an earlier jury decision on October 28, 2009, at the conclusion of trial in the Nebraska Court, that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a final judgment in favor of Streck in the amount of approximately $160,000 including court related costs. On September 30, 2010, the Nebraska Court upheld the jury verdict and, in a related action, reversed the ruling of the USPTO interference board. The Nebraska Court entered an injunction prohibiting the making and selling of the products that are the subject of the lawsuit, but stayed a portion of the injunction to allow the Company to continue to sell its current inventory until December 20, 2010. The Company will appeal the adverse decisions of the Nebraska Court, and will ask the Federal Circuit Court of Appeals to stay the injunction pending its review and disposition of the Company’s appeal. If the Company’s appeal is successful, after cancellation of the Streck patents, the Company may be issued a patent covering integrated hematology controls containing reticulocytes. The Company does not believe the resolution of the above proceedings will have a material impact on the Company’s consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2010:

				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Total Number	Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
7/1/10 - 7/31/10	0	$0	0	$50.6 million
8/1/10 - 8/31/10	0	$0	0	$50.6 million
9/1/10 - 9/30/10	4,923	$59.82	0	$50.6 million
In April 2009, the Company authorized a plan for the repurchase and retirement of $60 million of its common stock. The plan does not have an expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See “exhibit index” following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNE CORPORATION
(Company)

Date: November 9, 2010	/s/ Thomas E. Oland Thomas E. Oland
President, Chief Executive Officer

Date: November 9, 2010	/s/ Gregory J. Melsen Gregory J. Melsen
Chief Financial Officer
EXHIBIT INDEX
TO
FORM 10-Q
TECHNE CORPORATION

Exhibit #	Description
31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL):
(i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.