Form 10-Q
period 2010-12-31
TECHNE CORP /MN/
filed 2011-02-09
CIK 842023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010,
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
At February 3, 2011, 37,119,243 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	12/31/10	6/30/10
ASSETS
Cash and cash equivalents	$135,875	$94,139
Short-term available-for-sale investments	58,987	44,672
Trade accounts receivable, net	28,228	30,850
Income tax receivable	1,671	1,755
Other receivables	1,986	1,532
Inventories	13,736	13,737
Deferred income taxes	12,119	13,379
Prepaid expenses	958	976

Total current assets	253,560	201,040

Available-for-sale investments	158,666	171,171
Property and equipment, net	95,096	97,400
Goodwill	25,068	25,068
Intangible assets, net	1,703	2,044
Deferred income taxes	1,063	1,011
Investments in unconsolidated entities	20,012	20,559
Other assets	440	523

	$555,608	$518,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$3,918	$5,232
Salaries, wages and related accruals	3,087	3,781
Other accounts payable and accrued expenses	2,443	4,375
Income taxes payable	4,224	3,636

Total current liabilities	13,672	17,024

Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,119,243 and 37,033,474, respectively	371	370
Additional paid-in capital	127,228	122,537
Retained earnings	433,387	400,119
Accumulated other comprehensive loss	(19,050)	(21,234)

Total stockholders’ equity	541,936	501,792

	$555,608	$518,816

See Notes to Condensed Consolidated Financial Statements.

TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
Net sales	$67,708	$65,521	$135,653	$132,055
Cost of sales	15,218	13,329	30,459	26,230

Gross margin	52,490	52,192	105,194	105,825

Operating expenses:
Selling, general and administrative	8,365	9,007	15,917	17,045
Research and development	6,603	6,391	13,222	12,545
Amortization of intangible assets	171	240	341	480

Total operating expenses	15,139	15,638	29,480	30,070

Operating income	37,351	36,554	75,714	75,755

Other income (expense):
Interest income	1,020	1,156	1,867	2,324
Other non-operating expense, net	(698)	(1,011)	(955)	(1,673)

Total other income	322	145	912	651

Earnings before income taxes	37,673	36,699	76,626	76,406
Income taxes	11,139	11,978	23,719	24,913

Net earnings	$26,534	$24,721	$52,907	$51,493

Earnings per share:
Basic	$0.72	$0.66	$1.43	$1.38
Diluted	$0.71	$0.66	$1.42	$1.38

Cash dividends per common share	$0.27	$0.26	$0.53	$0.51

Weighted average common shares outstanding:
Basic	37,093	37,252	37,066	37,248
Diluted	37,156	37,353	37,131	37,346
See Notes to Condensed Consolidated Financial Statements.

TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	12/31/10	12/31/09
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,907	$51,493
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,058	4,065
Deferred income taxes	1,355	(577)
Stock-based compensation expense	850	879
Excess tax benefit from stock option exercises	(413)	(51)
Losses by equity method investees	547	834
Other	183	75
Change in operating assets and operating liabilities:
Trade accounts and other receivables	1,159	3,286
Inventories	(234)	(2,068)
Prepaid expenses	27	(194)
Trade accounts and other accounts payable and accrued expenses	(842)	(585)
Salaries, wages and related accruals	(417)	(281)
Income taxes payable/receivable	956	(614)

Net cash provided by operating activities	60,136	56,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,765)	(2,155)
Purchase of available-for-sale investments	(80,589)	(12,420)
Proceeds from sales of available-for-sale investments	55,346	1,122
Proceeds from maturities of available-for-sale investments	24,432	12,405
Distribution from unconsolidated entity	0	50

Net cash used in investing activities	(2,576)	(998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	3,429	634
Excess tax benefit from stock option exercises	413	51
Purchase of common stock for stock bonus plans	(294)	(607)
Repurchase of common stock	(1,940)	0
Dividends paid	(19,640)	(18,996)

Net cash used in financing activities	(18,032)	(18,918)

Effect of exchange rate changes on cash and cash equivalents	2,208	(1,735)

Net increase in cash and cash equivalents	41,736	34,611
Cash and cash equivalents at beginning of period	94,139	160,940

Cash and cash equivalents at end of period	$135,875	$195,551

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
Fair value measurements:
The Company’s available-for-sale securities of $218 million at December 31, 2010 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.
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

B. Balance Sheet Detail:
Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

	12/31/10	6/30/10
Trade Accounts Receivable
Trade accounts receivable	$28,681	$31,197
Allowance for doubtful accounts	(453)	(347)

Net Trade Accounts Receivable	$28,228	$30,850

Inventories
Raw materials	$5,228	$5,433
Finished goods	8,508	8,304

Total Inventories	$13,736	$13,737

Property and Equipment
Land	$7,453	$7,419
Buildings and improvements	118,641	118,412
Laboratory equipment	27,137	26,482
Office equipment	5,092	4,672

	158,323	156,985
Accumulated depreciation and amortization	(63,227)	(59,585)

Net Property and Equipment	$95,096	$97,400

Intangible Assets
Customer relationships	$1,966	$1,966
Technology	3,483	3,483
Trade names	1,396	1,396

	6,845	6,845
Accumulated amortization	(5,142)	(4,801)

Net Intangible Assets	$1,703	$2,044

C. Income Taxes:
Income taxes for the quarter and six months ended December 31, 2010 were provided at rates of 29.6% and 31.0% of consolidated earnings before income taxes, as compared to 32.6% for both of the same prior-year periods. The improvement in the tax rate for the quarter and six months ended December 31, 2010 was a result of the renewal of the U.S. research and development credit and an increase in the deduction for qualified production activities. A $898,000 benefit, in the second quarter of fiscal 2011, from the renewal of the research and development credit included $659,000 related to the previous three calendar quarters. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate.

D. Earnings Per Share:
Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
Weighted average common shares outstanding-basic	37,093	37,252	37,066	37,248
Dilutive effect of stock options	63	101	65	98

Weighted average common shares outstanding-diluted	37,156	37,353	37,131	37,346

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 71,000 and 90,000 for the quarter and six months ended December 31, 2010, respectively, and 2,000 for both the quarter and six months ended December 31, 2009.
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
Following is financial information relating to the Company’s operating segments (in thousands):

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
External sales
Biotechnology	$44,435	$42,421	$91,085	$86,449
R&D Europe	18,645	18,775	35,036	36,613
Hematology	4,628	4,325	9,532	8,993

Net sales	$67,708	$65,521	$135,653	$132,055

Earnings before income taxes
Biotechnology	$30,416	$29,333	$62,370	$60,913
R&D Europe	7,537	7,981	14,043	15,860
Hematology	1,427	1,538	3,349	3,391

Segment earnings before income taxes	39,380	38,852	79,762	80,164
Unallocated corporate expenses and equity method investee losses	(1,707)	(2,153)	(3,136)	(3,758)

Earnings before income taxes	$37,673	$36,699	$76,626	$76,406

F. Stock Options:
Option activity under the Company’s stock option plans during the six months ended December 31, 2010 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(in 000’s)	Price	Life (Yrs.)	Value
Outstanding at June 30, 2010	440	$54.26
Granted	45	$61.12
Exercised	(95)	$42.06

Outstanding at December 31, 2010	390	$58.03	6.1	$3.1 million

Exercisable at December 31, 2010	317	$56.22	6.1	$3.0 million

The fair value of options granted under the Company’s stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
Dividend yield	1.8%	1.6%	1.8%	1.6%
Expected annualized volatility	27%	30%	22%-27%	24%-30%
Risk free interest rate	2.0%	3.1%	1.3%-2.0%	2.5%-3.1%
Expected life	7 years	8 years	7 years	7 years
Weighted average fair value of options granted	$15.70	$19.90	$15.02	$19.53
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
Stock option exercises were satisfied through the issuance of new shares. The value of stock options exercised and vested was as follows (in thousands):

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
Options exercised — intrinsic value	$1,505	$449	$1,822	465
Options vested — fair value	628	697	677	717
Stock-based compensation cost of $714,000 and $850,000 was included in selling, general and administrative expense for the quarter and six months ended December 31, 2010, respectively. Stock-based compensation cost of $777,000 and $879,000 was included in selling, general and administrative expense for the quarter and six months ended December 31, 2009, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of December 31, 2010, there were 73,000 non-vested options outstanding with a weighted average grant date fair value of $12.15. As of December 31, 2010, there was $664,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal 2011 through 2014.

G. Comprehensive Income and Accumulated Other Comprehensive Loss:
Comprehensive income was as follows (in thousands):

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
Net earnings	$26,534	$24,721	$52,907	$51,493
Foreign currency translation adjustments	(1,378)	1,113	2,521	(2,182)
Unrealized gain (loss) on available-for-sale investments, net of tax	(381)	(40)	(337)	184

Comprehensive income	$24,775	$25,794	$55,091	$49,495

Accumulated other comprehensive loss consists of (in thousands):

	12/31/10	6/30/10
Foreign currency translation adjustments	$(19,446)	$(21,967)
Unrealized gains on available-for-sale investments, net of tax	396	733

Accumulated other comprehensive loss	$(19,050)	$(21,234)

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

Results of Operations for the Quarters and Six Months Ended December 31, 2010 and 2009:
Consolidated net sales and consolidated net earnings increased 3.3% and 7.3%, respectively, for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009. Consolidated net sales and consolidated net earnings both increased 2.7% for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. Consolidated net sales and net earnings were negatively affected by changes in exchange rates from the prior year used to convert consolidated net sales and consolidated net earnings in foreign currencies into U.S. dollars. The unfavorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling and euros) into U.S. dollars was $1.2 million and $2.4 million for the quarter and six months ended December 31, 2010, respectively. The unfavorable impact on consolidated net earnings of the change from the prior year in exchange rates used to convert foreign currency financial statements to U.S. dollars was $302,000 and $643,000 for the quarter and six months ended December 31, 2010, respectively. In the first six months of fiscal 2011, the Company generated cash of $60.1 million from operating activities, paid cash dividends of $19.6 million, and paid $1.9 million for the repurchase of stock. At December 31, 2010 the Company had cash, cash equivalents and available-for-sale investments of $354 million compared to $310 million at June 30, 2010.
Net Sales:
Consolidated net sales for the quarter and six months ended December 31, 2010 were $67.7 million and $135.7 million, respectively, increases of $2.2 million (3.3%) and $3.6 million (2.7%) from the quarter and six months ended December 31, 2009. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 5.1% and 4.5% for the quarter and six months ended December 31, 2010, respectively, from the comparable prior-year periods. Included in consolidated net sales for the quarter and six months ended December 31, 2010 was $460,000 and $674,000 of sales of new biotechnology products which had their first sale in fiscal 2011.
Biotechnology net sales increased $2.0 million (4.8%) and $4.6 million (5.4%) for the quarter and six months ended December 31, 2010 compared to the same prior-year periods. The increase in the quarter and six month period was mainly the result of increased sales volume. North American biotechnology sales to industrial pharmaceutical and biotechnology customers increased 3.9% and 3.5% during the quarter and six months ended December 31, 2010, respectively, while biotechnology sales to academic customers increased 6.7% and 8.4% during the quarter and six months, respectively. Sales in China grew 19.2% and 16.4%, respectively, during the second quarter and first six months of fiscal 2011, while sales to Pacific Rim distributors decreased 4.5% during the second quarter, but increased 1.8% for the first six months of fiscal 2011.
R&D Europe net sales decreased $130,000 (0.7%) and $1.6 million (4.3%) for the quarter and six months ended December 31, 2010, respectively, from the comparable prior-year periods. R&D Europe net sales increased 5.5% and 2.2% for the quarter and six months ended December 31, 2010 when measured at currency rates in effect in the comparable prior-year period. Approximately 75% of R&D Europe sales are in non-British pound sterling currencies (mainly euros). The change in exchange rates used to convert sales in such other currencies to British pounds sterling had an unfavorable impact on consolidated net sales of approximately $531,000 and $816,000 for the quarter and six months ended December 31, 2010, respectively. In addition, consolidated net sales were impacted unfavorably by $638,000 and $1.6 million for the quarter and six months ended December 31, 2010, respectively, as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars.
Hematology sales increased $303,000 (7.0%) and $539,000 (6.0%) for the quarter and six months ended December 31, 2010 compared to the same prior-year periods, as a result of increased sales volume.

Gross Margins:
Consolidated gross margin for the quarter ended December 31, 2010 increased $298,000, but decreased $631,000 for the six months ended December 31, 2010 from the same prior-year periods. Biotechnology gross margin increased $973,000 and $1.8 million for the quarter and six months ended December 31, 2010 as a result of increased net sales partially offset by a decrease in gross margin percentage. R&D Europe gross margin decreased $564,000 and $2.3 million for the quarter and six months ended December 31, 2010 as compared to the same prior-year periods. Approximately $1.2 million and $2.4 million of the decrease in R&D Europe gross margins, respectively, was the result of changes in exchange rates used to translate sales in foreign currencies into U.S. dollars. Approximately 15.0% and 6.4% of consolidated net sales for the six months ended December 31, 2010 were made in euro and British pound sterling, respectively. The average euro exchange rate declined 8.8% and 8.3% against the U.S. dollar for the quarter and six months ended December 31, 2010 (€:$1.34 and €:$1.33) compared to the same prior-year periods (€:$1.47 and €:$1.45). The average British pound sterling exchange rate declined 3.7% and 4.3% against the U.S. dollar for the quarter and six months ended December 31, 2010 (£:$1.57 and £:$1.56) compared to the same prior-year periods (£:$1.63 and £:$1.63). Excluding the effect of the exchange rate on sales, gross margins for R&D Europe increased $605,000 and $62,000 for the quarter and six months ended December 31, 2010.
Gross margins, as a percentage of net sales, were as follows:

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
Biotechnology	77.8%	80.0%	78.1%	80.5%
R&D Europe	51.2%	53.9%	49.4%	53.7%
Hematology	41.5%	47.0%	45.3%	48.7%
Consolidated	77.5%	79.7%	77.5%	80.1%
The consolidated gross margin, as a percentage of consolidated net sales, was 77.5% for both the quarter and six months ended December 31, 2010, compared to 79.7% and 80.1% for the quarter and six months ended December 31, 2009, respectively. R&D Europe gross margin percentages for the quarter and six months ended December 31, 2010 were 51.2% and 49.4%, respectively, compared to 53.9% and 53.7% for the same prior-year periods, mainly as a result of the effect of exchange rate changes on net sales discussed above. Biotechnology gross margin percentages were 77.8% and 78.1% for the quarter and six months ended December 31, 2010 compared to 80.0% and 80.5% for the quarter and six months ended December 31, 2009. The decrease in the Biotechnology gross margin percentage was mainly the result of changes in product mix and $220,000 additional royalty expense and royalty initiation fees related to new licensing agreements in the first quarter of fiscal 2011. Royalty initiation fees in the second quarter of fiscal 2011 were not material. Hematology gross margin percentages for the quarter and six months ended December 31, 2010 were 41.5% and 45.3% compared to 47.0% and 48.7% for the quarter and six months ended December 31, 2009 as a result of changes in product mix.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
Biotechnology	$4,780	$5,056	$9,363	$9,790
R&D Europe	2,017	2,159	3,859	4,111
Hematology	336	366	664	736
Unallocated corporate expenses	1,232	1,426	2,031	2,408

Selling, general and administrative expenses	$8,365	$9,007	$15,917	$17,045

Selling, general and administrative expenses for the quarter and six months ended December 31, 2010 decreased $642,000 (7.1%) and $1.1 million (6.6%) from the same prior-year periods. The decrease in selling, general and administrative expense for the quarter ended December 31, 2010 resulted primarily from decreased legal expense of $153,000, lower printing costs of approximately $390,000 due to the printing of the annual Biotechnology catalog in the third quarter of fiscal 2011 compared to the second quarter in fiscal 2010, and the effect of the change in the exchange rate used to convert R&D Europe expenses from British pounds and euros into U.S. dollars of $116,000. The decrease in selling, general and administrative expense for the six months ended December 31, 2010 resulted from decreased legal expense of $260,000, lower profit sharing expense of $286,000 lower catalog printing costs of $390,000, and the effect of the change in the exchange rate used to convert R&D Europe expenses from British pounds and euros into U.S. dollars of $250,000.
Research and Development Expenses:
Research and development expenses were composed of the following (in thousands):

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
Biotechnology	$6,379	$6,190	$12,800	$12,146
R&D Europe	0	0	0	0
Hematology	224	201	422	399

Research and development expenses	$6,603	$6,391	$13,222	$12,545

Research and development expenses for the quarter and six months ended December 31, 2010 increased $212,000 (3.3%) and $677,000 (5.4%), respectively, from the quarter and six months ended December 31, 2009. The increase in research and development expenses was mainly due to increases in personnel and supply costs associated with the continuous development and release of new high-quality biotechnology products.
Interest Income:
Interest income decreased $136,000 and $457,000 for the quarter and six months ended December 31, 2010 from the comparable prior-year periods, primarily as a result of lower rates of return on cash and available-for-sale investments, offset in part by higher cash and available-for-sale investment balances.
Other Non-operating Expense, Net:
Other non-operating expense, net consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees.

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	10/31/09
Foreign currency gains (losses)	$(87)	$(100)	$418	$43
Rental income	138	115	261	196
Real estate taxes, depreciation and utilities	(531)	(530)	(1,087)	(1,078)
Losses by equity method investees	(218)	(496)	(547)	(834)

Other non-operating expense, net	$(698)	$(1,011)	$(955)	$(1,673)

Income Taxes:
Income taxes for the quarter and six months ended December 31, 2010 were provided at rates of 29.6% and 31.0% of consolidated earnings before income taxes, as compared to 32.6% for both of the same prior-year periods. The improvement in the tax rate for the quarter and six months ended December 31, 2010 was a result of the renewal of the U.S. research and development credit and an increase in the deduction for qualified production activities. A $898,000 benefit, in the second quarter of fiscal 2011, from the renewal of the research and development credit included $659,000 related to the previous three calendar quarters. Income taxes for the quarter ended December 31, 2010 included a $431,000 research and development credit for the January to June 2010 period and an additional $467,000 credit for the July to December 2010 period. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects its fiscal 2011 effective income tax rate to range from approximately 31.0% to 32.0%.
Liquidity and Capital Resources:
At December 31, 2010, cash and cash equivalents and available-for-sale investments were $354 million compared to $310 million at June 30, 2010. The Company believes it can meet its cash and working capital requirements, capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for the foreseeable future through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.
Cash Flows From Operating Activities:
The Company generated cash of $60.1 million from operating activities in the first six months of fiscal 2011 compared to $56.3 million in the first six months of fiscal 2010. The increase from the prior year was primarily due to increased net earnings and changes in operating assets and liabilities.
Cash Flows From Investing Activities:
Capital expenditures for fixed assets for the first six months of fiscal 2011 and 2010 were $1.8 million and $2.2 million, respectively. Included in capital expenditures for the first six months of fiscal 2010 was $960,000 related to remodeling of laboratory space at the Company’s Minneapolis facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2011 are expected to be approximately $3.7 million and are expected to be financed through currently available funds and cash generated from operating activities.
During the six months ended December 31, 2010, the Company purchased $80.6 million and had sales or maturities of $79.8 million of available-for-sale investments. During the six months ended December 31, 2009, the Company purchased $12.4 million and had sales or maturities of $13.5 million of available-for-sale investment. The Company’s investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.
During the six months ended December 31, 2009, the Company received $50,000 in a distribution from its investment in Nephromics, LLC (Nephromics). The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company.

Cash Flows From Financing Activities:
Cash of $3.4 million and $634,000 was received during the six months ended December 31, 2010 and 2009, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $413,000 and $51,000 for the six months ended December 31, 2010 and 2009, respectively.
During the first six months of fiscal 2011 and 2010, the Company purchased 4,923 and 9,827 shares of common stock for its employee stock bonus plans at a cost of $294,000 and $607,000, respectively.
During the first six months of fiscal 2011 and 2010, the Company paid cash dividends of $19.6 million and $19.0 million, respectively, to all common shareholders. On February 1, 2011, the Company announced the payment of a $0.27 per share cash dividend. The dividend of approximately $10.0 million will be payable February 28, 2011 to all common shareholders of record on February 11, 2011.
During the first six months of fiscal 2011, the Company disbursed $1.9 million for the settlement of common stock purchased and retired during the fourth quarter of fiscal 2010.
Contractual Obligations:
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended December 31, 2010.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2010, the Company had a portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $218 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, because the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.
The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. For the six months ended December 31, 2010, approximately 28.7% of consolidated net sales were made in foreign currencies including 15.0% in euros, 6.4% in British pound sterling, 2.9% in Chinese yuan and the remaining 4.4% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar because the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.
Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended		Six Months Ended
	12/31/10	12/31/09	12/31/10	12/31/09
British pound sterling	$1.57	$1.63	$1.56	$1.63
Euro	1.34	1.47	1.33	1.45
Chinese yuan	.151	.147	.149	.146
The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At December 31, 2010, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated		U. S. Dollar
	Currency		Equivalent
Accounts receivable in:
Euros		£807	$1,244
Other European currencies		£812	$1,253

Intercompany payable in:
Euros		£1,679	$2,589
U.S. dollars		£2,216	$3,417
U.S. dollars	yuan	5,282	$801
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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2010 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2011 earnings into U.S. dollars (annualized)	$2,164
Decrease in translation of net assets of foreign subsidiaries	8,137
Additional transaction losses	422
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
The judgment, if upheld by the Federal Circuit Court of Appeals, will constitute cancellation of all claims of the five Streck patents involving the addition of reticulocytes to hematology controls. Such cancellation may moot an earlier jury decision on October 28, 2009, at the conclusion of trial in the Nebraska Court, that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a final judgment in favor of Streck in the amount of approximately $170,000 including court related costs.

On September 30, 2010, the Nebraska Court upheld the jury verdict and, in a related action, reversed the ruling of the USPTO interference board. The Nebraska Court entered an injunction prohibiting the making and selling of the products that are the subject of the lawsuit, but stayed a portion of the injunction to allow the Company to sell inventory on-hand through December 20, 2010. The Company has appealed the adverse decisions of the Nebraska Court to the Federal Circuit Court of Appeals. If the Company’s appeal is successful, after cancellation of the Streck patents, the Company may be issued a patent covering integrated hematology controls containing reticulocytes. The Company does not believe the resolution of the above proceedings will have a material impact on the Company’s consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2010:

				Maximum Approximate
	Total		Total Number of Shares	Dollar Value of Shares
	Number of	Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
10/1/10-10/31/10	0	$0	0	$50.6 million
11/1/10-11/30/10	0	$0	0	$50.6 million
12/1/10-12/30/10	0	$0	0	$50.6 million
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

TECHNE CORPORATION (Company)
Date: February 9, 2011	/s/ Thomas E. Oland
Thomas E. Oland
President, Chief Executive Officer

Date: February 9, 2011	/s/ Gregory J. Melsen
Gregory J. Melsen
Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
TECHNE CORPORATION

Exhibit #	Description

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL):
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