Form 10-Q
period 2011-03-31
TECHNE CORP /MN/
filed 2011-05-10
CIK 842023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011, or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
At May 3, 2011, 37,126,893 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	3/31/11	6/30/10
ASSETS
Cash and cash equivalents	$158,628	$94,139
Short-term available-for-sale investments	55,270	44,672
Trade accounts receivable, net	35,554	30,850
Income tax receivable	0	1,755
Other receivables	1,960	1,532
Inventories	13,619	13,737
Deferred income taxes	10,837	13,379
Prepaid expenses	858	976

Total current assets	276,726	201,040

Available-for-sale investments	163,793	171,171
Property and equipment, net	94,145	97,400
Goodwill	25,068	25,068
Intangible assets, net	1,533	2,044
Deferred income taxes	539	1,011
Investments in unconsolidated entities	19,815	20,559
Other assets	1,200	523

	$582,819	$518,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$5,034	$5,232
Salaries, wages and related accruals	4,907	3,781
Other accounts payable and accrued expenses	2,505	4,375
Income taxes payable	4,096	3,636

Total current liabilities	16,542	17,024

Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,119,243 and 37,033,474, respectively	371	370
Additional paid-in capital	127,321	122,537
Retained earnings	454,428	400,119
Accumulated other comprehensive loss	(15,843)	(21,234)

Total stockholders’ equity	566,277	501,792

	$582,819	$518,816

See Notes to Condensed Consolidated Financial Statements.

TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Net sales	$76,271	$70,278	$211,924	$202,333
Cost of sales	15,833	14,399	46,292	40,629

Gross margin	60,438	55,879	165,632	161,704

Operating expenses:
Selling, general and administrative	9,233	7,666	25,150	24,711
Research and development	6,297	6,325	19,519	18,870
Amortization of intangible assets	170	240	511	720

Total operating expenses	15,700	14,231	45,180	44,301

Operating income	44,738	41,648	120,452	117,403

Other income (expense):
Interest income	1,067	1,040	2,934	3,364
Other non-operating expense, net	(421)	(1,249)	(1,376)	(2,922)

Total other income (expense)	646	(209)	1,558	442

Earnings before income taxes	45,384	41,439	122,010	117,845
Income taxes	14,320	9,051	38,039	33,964

Net earnings	$31,064	$32,388	$83,971	$83,881

Earnings per share:
Basic	$0.84	$0.87	$2.26	$2.25
Diluted	$0.84	$0.87	$2.26	$2.25

Cash dividends per common share	$0.27	$0.26	$0.80	$0.77

Weighted average common shares outstanding:
Basic	37,119	37,292	37,084	37,263
Diluted	37,194	37,380	37,153	37,357
See Notes to Condensed Consolidated Financial Statements.

TECHNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	3/31/11	3/31/10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$83,971	$83,881
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,942	6,067
Deferred income taxes	3,194	(2,442)
Stock-based compensation expense	937	960
Excess tax benefit from stock option exercises	(419)	(177)
Losses by equity method investees	744	1,201
Other	230	106
Change in operating assets and operating liabilities:
Trade accounts and other receivables	(5,860)	(5,966)
Inventories	(17)	(2,676)
Prepaid expenses	137	(347)
Trade accounts and other accounts payable and accrued expenses	347	(325)
Salaries, wages and related accruals	1,386	673
Income taxes payable/receivable	1,930	(1,475)

Net cash provided by operating activities	92,522	79,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,357)	(3,521)
Purchase of available-for-sale investments	(131,524)	(124,130)
Proceeds from sales of available-for-sale investments	97,638	7,592
Proceeds from maturities of available-for-sale investments	31,846	26,425
Increase in other assets	(807)	0
Distribution from unconsolidated entity	0	50

Net cash used in investing activities	(5,204)	(93,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	3,429	3,039
Excess tax benefit from stock option exercises	419	177
Purchase of common stock for stock bonus plans	(294)	(607)
Repurchase of common stock	(1,940)	(1,398)
Dividends paid	(29,662)	(28,695)

Net cash used in financing activities	(28,048)	(27,484)

Effect of exchange rate changes on cash and cash equivalents	5,219	(11,116)

Net increase in cash and cash equivalents	64,489	(52,704)
Cash and cash equivalents at beginning of period	94,139	160,940

Cash and cash equivalents at end of period	$158,628	$108,236

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
Fair value measurements:
The Company’s available-for-sale securities of $219 million at March 31, 2011 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.
Recent accounting pronouncements:
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 167, now codified as Accounting Standards Codification (ASC) Topic 810, Consolidation. This statement amends the consolidation guidance applicable to variable interest entities and was effective for the Company beginning July 1, 2010. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

B. Balance Sheet Detail:
Certain consolidated balance sheet captions appearing in this interim report are as follows (in thousands):

	3/31/11	6/30/10
Trade Accounts Receivable
Trade accounts receivable	$36,013	$31,197
Allowance for doubtful accounts	(459)	(347)

Net Trade Accounts Receivable	$35,554	$30,850

Inventories
Raw materials	$5,277	$5,433
Finished goods	8,342	8,304

Total Inventories	$13,619	$13,737

Property and Equipment
Land	$7,497	$7,419
Buildings and improvements	119,025	118,412
Laboratory equipment	27,415	26,482
Office equipment	5,167	4,672

	159,104	156,985
Accumulated depreciation and amortization	(64,959)	(59,585)

Net Property and Equipment	$94,145	$97,400

Intangible Assets
Customer relationships	$1,966	$1,966
Technology	3,483	3,483
Trade names	1,396	1,396

	6,845	6,845
Accumulated amortization	(5,312)	(4,801)

Net Intangible Assets	$1,533	$2,044

C. Income Taxes:
Income taxes for the quarter and nine months ended March 31, 2011 were provided at rates of 31.6% and 31.2% of consolidated earnings before income taxes, as compared to 21.8% and 28.8% for the same prior-year periods. During the quarter ended March 31, 2010, the Company’s R&D Europe subsidiary declared and paid a dividend of £50 million ($74.4 million) to the Company. The £50 million R&D Europe earnings had previously been taxed in the U.S. and therefore, no additional U.S. income tax resulted for the repatriation. The Company realized a foreign exchange loss for tax purposes on the transaction of approximately $12.8 million and as a result, reported a $4.7 million reduction in income tax expense in the quarter ended March 31, 2010. Excluding the $4.7 million, the effective tax rates for the quarter and nine months ended March 31, 2010 would have been 33.1% and 32.8%, respectively. The improvement in the tax rate for the quarter and nine months ended March 31, 2011 was the result of the renewal of the U.S. research and development credit and an increase in the deduction for qualified production activities. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate.

D. Earnings Per Share:
Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Weighted average common shares outstanding-basic	37,119	37,292	37,084	37,263
Dilutive effect of stock options	75	88	69	94

Weighted average common shares outstanding-diluted	37,194	37,380	37,153	37,357

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 69,000 and 70,000 for the quarter and nine months ended March 31, 2011, respectively, and 2,000 for both the quarter and nine months ended March 31, 2010.
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
Following is financial information relating to the Company’s operating segments (in thousands):

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
External sales
Biotechnology	$49,939	$46,179	$141,024	$132,628
R&D Europe	21,181	19,161	56,217	55,774
Hematology	5,151	4,938	14,683	13,931

Net sales	$76,271	$70,278	$211,924	$202,333

Earnings before income taxes
Biotechnology	$35,932	$33,070	$98,302	$93,983
R&D Europe	8,979	7,859	23,022	23,719
Hematology	1,947	1,954	5,296	5,345

Segment earnings before income taxes	46,858	42,883	126,620	123,047
Unallocated corporate expenses and equity method investee losses	(1,474)	(1,444)	(4,610)	(5,202)

Earnings before income taxes	$45,384	$41,439	$122,010	$117,845

F. Stock Options:
Option activity under the Company’s stock option plans during the nine months ended March 31, 2011 was as follows:

			Weighted
			Average
	Shares (in	Weighted Average	Contractual	Aggregate Intrinsic
	thousands)	Exercise Price	Life (Yrs.)	Value
Outstanding at June 30, 2010	440	$54.26
Granted	45	$61.12
Exercised	(95)	$42.06

Outstanding at March 31, 2011	390	$58.03	5.9	$5.3 million

Exercisable at March 31, 2011	317	$56.22	5.8	$4.9 million

No options were granted during the quarters ended March 31, 2011 and 2010. The fair value of options granted under the Company’s stock option plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine Months Ended
	3/31/11	3/31/10
Dividend yield	1.8%	1.6%
Expected annualized volatility	22%-27%	24%-30%
Risk free interest rate	1.3%-2.0%	2.5%-3.1%
Expected life	7 years	7 years
Weighted average fair value of options granted	$15.02	$19.53
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
Stock option exercises were satisfied through the issuance of new shares. The value of stock options exercised and vested was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Options exercised — intrinsic value	$0	$991	$1,822	$1,456
Options vested — fair value	0	0	677	717
Stock-based compensation cost of $87,000 and $937,000 was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2011, respectively. Stock-based compensation cost of $81,000 and $960,000 was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2010, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of March 31, 2011, there were 73,000 non-vested options outstanding with a weighted average grant date fair value of $12.15. As of March 31, 2011, there was $577,000 of total unrecognized compensation cost related to non-vested stock options that will be expensed in fiscal 2011 through 2014.

G. Comprehensive Income and Accumulated Other Comprehensive Loss:
Comprehensive income was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Net earnings	$31,064	$32,388	$83,971	$83,881
Foreign currency translation adjustments	3,271	(10,247)	5,792	(12,429)
Unrealized gain (loss) on available-for-sale investments, net of tax	(64)	(57)	(401)	127

Comprehensive income	$34,271	$22,084	$89,362	$71,579

Accumulated other comprehensive loss consists of (in thousands):

	3/31/11	6/30/10
Foreign currency translation adjustments	$(16,175)	$(21,967)
Unrealized gains on available-for-sale investments, net of tax	332	733

Accumulated other comprehensive loss	$(15,843)	$(21,234)

H. Subsequent Events:
On April 1, 2011, the Company, through its R&D Systems and R&D Europe subsidiaries, acquired the assets of Boston Biochem, Inc., a Massachusetts based company, and Boston Biochem Limited, a U.K. based company. Boston Biochem, Inc. is a leading developer and manufacturer of innovative ubiquitin-related research products and Boston Biochem Limited was its Euorpean distributor. The two companies had combined product sales of approximately $2.5 million in calendar 2010. The combined Boston Biochem assets were acquired for approximately $8.0 million cash.
On April 28, 2011, the Company, through its R&D Systems and R&D Europe subsidiaries, acquired 100% ownership of Tocris Holdings Limited (Tocris). Tocris is a U.K based holding company with a development and manufacturing subsidiary located in Bristol, U.K. and a distribution subsidiary located in Missouri. Tocris is a leading supplier of reagents for non-clinical life science research. Tocris had calendar 2010 revenues of approximately £11.7 million ($18.0 million). Tocris was acquired for £75 million (approximately $124 million) in cash.
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
Results of Operations for the Quarters and Nine Months Ended March 31, 2011 and 2010:
Consolidated net sales increased 8.5% and consolidated net earnings decreased 4.1%, respectively, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. Consolidated net earnings for the quarter ended March 31, 2010 included a $4.7 million tax benefit from a foreign exchange tax loss on the repatriation of £50 million from R&D Systems Europe to its U.S. based parent. Consolidated net sales and consolidated net earnings increased 4.7% and 0.1%, respectively, for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. Consolidated net sales and net earnings for the nine months ended March 31, 2011 were negatively affected by changes in exchange rates from the prior year. The unfavorable impact of the change from the prior year in exchange rates used to convert sales and net earnings in foreign currencies (primarily British pounds sterling and euros) into U.S. dollars was $1.9 million and $529,000, respectively, for the nine months ended March 31, 2011.
Net Sales:
Consolidated net sales for the quarter and nine months ended March 31, 2011 were $76.3 million and $211.9 million, respectively, increases of $6.0 million (8.5%) and $9.6 million (4.7%) from the quarter and nine months ended March 31, 2010. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased 7.8% and 5.7% for the quarter and nine months ended March 31, 2011, respectively, from the comparable prior-year periods. Included in consolidated net sales for the quarter and nine months ended March 31, 2011 was $757,000 and $1.4 million of sales of new biotechnology products which had their first sale in fiscal 2011.
Biotechnology net sales increased $3.8 million (8.1%) and $8.4 million (6.3%) for the quarter and nine months ended March 31, 2011 compared to the same prior-year periods. The increase in the quarter and nine month period was mainly the result of increased sales volume. North American biotechnology sales to industrial pharmaceutical and biotechnology customers increased 9.9% and 5.7% during the quarter and nine months ended March 31, 2011, respectively, while biotechnology sales to academic customers increased 6.4% and 7.7% during the quarter and nine months ended March 31, 2011, respectively. Sales in China grew 46.0% and 25.3%, respectively, during the third quarter and first nine months of fiscal 2011, while sales to Pacific Rim distributors increased 3.3% and 2.4% during the third quarter and first nine months of fiscal 2011.
R&D Europe net sales increased $2.0 million (10.5%) and $443,000 (0.8%) for the quarter and nine months ended March 31, 2011, respectively, from the comparable prior-year periods. R&D Europe net sales increased 8.4% and 4.4% for the quarter and nine months ended March 31, 2011 when measured at currency rates in effect in the comparable prior-year period. Approximately 75% of R&D Europe sales are in non-British pound sterling currencies (mainly euros). The change in exchange rates used to convert sales in such other currencies to British pounds sterling had an unfavorable impact on consolidated net sales of approximately $118,000 and $934,000 for the quarter and nine months ended March 31, 2011, respectively. Consolidated net sales were also impacted favorably by $529,000 for the quarter ended March 31, 2011, and impacted unfavorably by $1.0 million for the nine months ended March 31, 2011, as a result of the change in exchange rates used to convert British pound sterling to U.S. dollars.

Hematology sales increased $213,000 (4.3%) and $752,000 (5.4%) for the quarter and nine months ended March 31, 2011 compared to the same prior-year periods, as a result of increased sales volume.
Gross Margins:
Gross margins, as a percentage of net sales, were as follows:

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Biotechnology	80.0%	79.4%	78.8%	80.1%
R&D Europe	51.0%	52.7%	50.0%	53.3%
Hematology	48.7%	49.3%	46.5%	48.9%
Consolidated	79.2%	79.5%	78.2%	79.9%
Consolidated gross margins, as a percentage of consolidated net sales, were 79.2% and 78.2% for the quarter and nine months ended March 31, 2011, respectively, compared to 79.5% and 79.9% for the quarter and nine months ended March 31, 2010, respectively. R&D Europe gross margin percentages for the quarter and nine months ended March 31, 2011 were 51.0% and 50.0%, respectively, compared to 52.7% and 53.3% for the same prior-year periods, mainly as a result of the effect of exchange rate changes. Biotechnology gross margin percentages were 80.0% and 78.8% for the quarter and nine months ended March 31, 2011 compared to 79.4% and 80.1% for the quarter and nine months ended March 31, 2010. The decrease in the Biotechnology gross margin percentage for the nine months ended March 31, 2011, was mainly the result of changes in product mix. Hematology gross margin percentages for the quarter and nine months ended March 31, 2011 were 48.7% and 46.5% compared to 49.3% and 48.9% for the quarter and nine months ended March 31, 2010 as a result of changes in product mix.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Biotechnology	$5,691	$4,625	$15,054	$14,415
R&D Europe	2,173	1,967	6,032	6,078
Hematology	438	346	1,102	1,082
Unallocated corporate expenses	931	728	2,962	3,136

Selling, general and administrative expenses	$9,233	$7,666	$25,150	$24,711

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2011 increased $1.6 million (20.4%) and $439,000 (1.8%), respectively, from the same prior-year periods. The increase in selling, general and administrative expense for the quarter ended March 31, 2011 resulted primarily from increased profit sharing expense of $704,000, increased legal expenses due to acquisitions of $211,000 and higher printing costs due to the timing of the printing of the annual Biotechnology catalog of $350,000. The increase in selling, general and administrative expense for the nine months ended March 31, 2011 resulted from increased profit sharing expense of $418,000.

Research and Development Expenses:
Research and development expenses were composed of the following (in thousands):

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Biotechnology	$6,104	$6,127	$18,904	$18,273
R&D Europe	0	0	0	0
Hematology	193	198	615	597

Research and development expenses	$6,297	$6,325	$19,519	$18,870

Research and development expenses for the quarter ended March 31, 2011 decreased $28,000 and increased $649,000 (3.4%) for the nine months ended March 31, 2011 from the same prior year periods. The increase in research and development expenses for the nine months ended March 31, 2011 was mainly due to increases in personnel and supply costs associated with the continuous development and release of new high-quality biotechnology products.
Other Non-operating Expense, Net:
Other non-operating expense, net consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees.

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
Foreign currency gains (losses)	$249	$(372)	$667	$(329)
Rental income	114	83	375	279
Building expenses related to rental property	(587)	(593)	(1,674)	(1,671)
Losses by equity method investees	(197)	(367)	(744)	(1,201)

Other non-operating expense, net	$(421)	$(1,249)	$(1,376)	$(2,922)

Income Taxes:
Income taxes for the quarter and nine months ended March 31, 2011 were provided at rates of 31.6% and 31.2% of consolidated earnings before income taxes, as compared to 21.8% and 28.8% for the same prior-year periods. During the quarter ended March 31, 2010, the Company’s R&D Europe subsidiary declared and paid a dividend of £50 million ($74.4 million) to the Company. The £50 million R&D Europe earnings had previously been taxed in the U.S. and therefore, no additional U.S. income tax resulted for the repatriation. The Company realized a foreign exchange loss for tax purposes on the transaction of approximately $12.8 million and as a result, reported a $4.7 million reduction in income tax expense in the quarter ended March 31, 2010. Excluding the $4.7 million tax benefit, the effective tax rates for the quarter and nine months ended March 31, 2010 would have been 33.1% and 32.8%. The improvement in the tax rate for the quarter and nine months ended March 31, 2011 was a result of the renewal of the U.S. research and development credit and an increase in the deduction for qualified production activities. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects its fiscal 2011 effective income tax rate to range from approximately 31.0% to 32.0%.

Liquidity and Capital Resources:
At March 31, 2011, cash and cash equivalents and available-for-sale investments were $378 million compared to $310 million at June 30, 2010. The Company believes it can meet its cash and working capital requirements, capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for the foreseeable future through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The acquisitions subsequent to March 31, 2011 of Boston Biochem, Inc. and Boston Biochem Limited for $8.0 million and Tocris Holdings Limited and Subsidiaries for £75 million (approximately $124 million) were funded with cash and cash equivalents on hand at March 31, 2011 and sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.
Cash Flows From Operating Activities:
The Company generated cash of $92.5 million from operating activities in the first nine months of fiscal 2011 compared to $79.5 million in the first nine months of fiscal 2010. The increase from the prior year was primarily due to changes in currently payable and deferred income taxes as a result of the usage of a foreign tax credit carryforward from fiscal 2010 related to the foreign exchange loss on the repatriation of earnings from R&D Europe and a decrease in U.S income tax deposits made in the first nine months of fiscal 2011 of $6.1 million as compared to the same prior year period.
Cash Flows From Investing Activities:
Capital expenditures for fixed assets for the first nine months of fiscal 2011 and 2010 were $2.4 million and $3.5 million, respectively. Included in capital expenditures for the first nine months of fiscal 2010 was $1.6 million related to remodeling of laboratory space at the Company’s Minneapolis facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2011 are expected to be approximately $2.3 million and are expected to be financed through currently available funds and cash generated from operating activities.
During the nine months ended March 31, 2011, the Company purchased $132 million and had sales or maturities of $129 million of available-for-sale investments. During the nine months ended March 31, 2010, the Company purchased $124 million and had sales or maturities of $34.0 million of available-for-sale investments. The Company’s investment policy is to place excess cash in bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.
Cash Flows From Financing Activities:
Cash of $3.4 million and $3.0 million was received during the nine months ended March 31, 2011 and 2010, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $419,000 and $177,000 for the nine months ended March 31, 2011 and 2010, respectively.
During the first nine months of fiscal 2011 and 2010, the Company purchased 4,923 and 9,827 shares of common stock for its employee stock bonus plans at a cost of $294,000 and $607,000, respectively.
During the first nine months of fiscal 2011 and 2010, the Company paid cash dividends of $29.7 million and $28.7 million, respectively, to all common shareholders. On May 3, 2011, the Company announced the payment of a $0.27 per share cash dividend. The dividend of approximately $10.0 million will be payable May 27, 2011 to all common shareholders of record on May 13, 2011.

During the first nine months of fiscal 2011, the Company disbursed $1.9 million for the settlement of common stock purchased and retired during the fourth quarter of fiscal 2010. During the first nine months of fiscal 2010, the Company purchased and retired approximately 23,000 shares of common stock at a market value of $1.4 million.
Contractual Obligations:
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended March 31, 2011.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2011, the Company had a portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $219 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, because the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.
The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. For the nine months ended March 31, 2011, approximately 29.4% of consolidated net sales were made in foreign currencies, including 15.2% in euros, 6.6% in British pound sterling, 2.9% in Chinese yuan and the remaining 4.7% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar because the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.
Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended		Nine Months Ended
	3/31/11	3/31/10	3/31/11	3/31/10
British pound sterling	$1.61	$1.55	$1.58	$1.60
Euro	1.39	1.37	1.35	1.43
Chinese yuan	.152	.147	.150	.146
The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At March 31, 2011, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated	U.S. Dollar
	Currency	Equivalent
Accounts receivable in:
Euros	£1,098	$1,762
Other European currencies	£1,000	$1,605

Intercompany payable in:
Euros	£1,721	$2,762
U.S. dollars	£3,473	$5,571
U.S. dollars	yuan 3,857	$589
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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2011 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2011 earnings into U.S. dollars (annualized)	$2,431
Decrease in translation of net assets of foreign subsidiaries	9,144
Additional transaction losses	616
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2011:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Per Share	Programs	the Plans or Programs
1/1/11-1/31/11	0	$0	0	$50.6 million
2/1/11-2/28/11	0	$0	0	$50.6 million
3/1/11-3/31/11	0	$0	0	$50.6 million
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

TECHNE CORPORATION (Company)
Date: May 10, 2011	/s/ Thomas E. Oland
Thomas E. Oland
President, Chief Executive Officer

Date: May 10, 2011	/s/ Gregory J. Melsen
Gregory J. Melsen
Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
TECHNE CORPORATION

Exhibit #	Description
31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.