Form 10-K
period 2011-06-30
TECHNE CORP /MN/
filed 2011-08-29
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-17272

TECHNE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1427402
(State of Incorporation)	(IRS Employer Identification No.)

614 McKinley Place N.E., Minneapolis, MN	55413-2610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (612) 379-8854

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value

Name of each exchange on which registered: The Nasdaq Stock Market LLC

(Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrants has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on December 31, 2010 as reported on The Nasdaq Stock Market ($65.67 per share) was approximately $1.9 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $0.01 par value Common Stock outstanding at August 24, 2011: 37,081,617.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

ITEM 1. BUSINESS

OVERVIEW

TECHNE Corporation was incorporated on July 17, 1981 in the state of Minnesota. TECHNE Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem), Tocris Cookson, Inc. (Tocris US), and BiosPacific, Inc. (BiosPacific). The Company’s European biotechnology operations are conducted through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris UK). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes its biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong Ltd., in Hong Kong.

On April 1, 2011, the Company acquired for approximately $7.9 million cash, the assets of Boston Biochem, Inc., a leading developer and manufacturer of innovative ubiquitin-related research products. These products provide biomedical researchers the tools that facilitate and accelerate basic research and drug discovery efforts. Boston Biochem was founded in 1997 and currently has over 800 ubiquitin-related products. The Ubiquitin Proteasome Pathway is the principal system for protein degradation and signaling in eukaryotic cells. Ubiquitination also affects proteasome-independent events such as protein localization, activity and function. These pathways are central to the regulation of almost all cellular processes. Ubiquitin and related pathways are associated with the regulation of numerous disease states including multiple cancers, diabetes, Parkinson’s, Alzheimer’s, cystic fibrosis, Angelman’s syndrome, Liddle syndrome and Wilson’s disease.

On April 28, 2011, the Company acquired for £75.0 million cash (approximately $124 million), 100% ownership of Tocris Holdings Limited and subsidiaries (Tocris), a leading supplier of reagents for non-clinical life science research. Pursuant to the purchase agreement, £7.5 million of the purchase price paid to Tocris’ shareholders is being held in escrow for 18 months to secure warranty and indemnity obligations of the shareholders. Tocris’ products are used in both in-vitro and in-vivo experiments, to understand biological processes and diseases. The business is focused on making biologically active chemicals which are used by researchers to elucidate biological processes and pathways. The products are used in life-science research activities and as part of the initial drug discovery process. Tocris is a Bristol, U.K. based company with origins deriving from Tocris Neuramin and Cookson Chemical, which were founded in 1982 and 1985, respectively. Tocris currently offers over 2,900 chemical, peptide and antibody products. The principal end users are non-clinical laboratory based researchers, working in areas such as neuroscience, cardiovascular disease, endocrinology and cellular processes. Originally a supplier of small molecules, Tocris has successfully pursued a strategy of extending its product range into related market segments such as signal transduction. The products sold by Tocris are used in various research fields including cancer, cardiovascular disease, endocrinology, immunology, metabolic diseases, neurological diseases, pain and inflammation, and respiratory diseases. From a cellular process perspective, Tocris products are used to study angiogenesis, apoptosis, cell cycle, cell metabolism, cellular skeleton and motor proteins, extracellular matrix, adhesion molecules, signal transduction and stem cells. Tocris reagents are also used from a pharmacological perspective to study ion channels, 7-TM receptors, nuclear receptors, enzyme-linked receptors, transporter molecules and enzymes.

As a result of the above acquisitions, the Company has changed the presentation of its segment disclosure from three reporting segments (biotechnology, R&D Europe and hematology) to two reporting segments (biotechnology and hematology). R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s hematology reporting segment, which consists of R&D Systems’ Hematology Division, develops and manufactures hematology controls and calibrators for sale world-wide. Corresponding items of segment information have been revised for prior periods to conform to the current year presentation.

THE MARKET

The Company manufactures and sells products for the biotechnology research market and the clinical diagnostics market. In fiscal 2011, 2010 and 2009, net sales from the Company’s biotechnology segment were 93% of consolidated net sales in each year. The Company’s hematology segment net sales were 7% of consolidated net sales for each of fiscal 2011, 2010 and 2009. Financial information relating to the Company’s segments is incorporated herein by reference to Note M to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Biotechnology segment

The Company, through its biotechnology segment, is one of the world’s leading suppliers of specialized proteins, such as cytokines and related reagents, to the biotechnology research community. These valuable proteins are produced in minute amounts by different types of cells and can be isolated from these cells or synthesized through recombinant DNA technology. Currently nearly all of the Company’s proteins are produced by recombinant DNA technology.

The growing interest by academic and commercial researchers in cytokines is largely due to the profound effect that a tiny amount of a cytokine can have on cells and tissues. Cytokines are intercellular messengers. They act as signals by interacting with specific receptors on the affected cells and trigger events that can lead to significant changes in a cell, tissue or organism. For example, cytokines can signal a cell to acquire the features necessary for it to take on a more specialized task. Another example of cytokine action is the key role played in stimulating cells surrounding a wound to grow and divide, to attract migratory cells to the injury site and mediate the healing process.

The Company also has enzymes and intracellular cell signaling reagents in its product portfolio. Enzymes are proteins which act as biological catalysts that accelerate a variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins. Additionally, both enzymes and cytokines have the potential to serve as predictive biomarkers and therapeutic targets for a variety of diseases and conditions including cancer, Alzheimer’s, arthritis, autoimmunity, diabetes, hypertension, obesity, inflammation, AIDS and influenza.

The Company markets one type of immunoassay kit under the trade name Quantikine®. Quantikine kits are used by researchers to quantify the level of a specific protein in biological fluids, such as serum, plasma, or urine. Protein quantification is an integral component of basic research and as a valuable indicator of the effects of new compounds as candidates in the pharmaceutical drug discovery and development process.

With the acquisition of Tocris in April 2011, the Company added chemically-based products to its biotechnology segment. Tocris products are chemically-based small compounds, sold in highly purified forms and with agonistic or antagonistic properties in a variety of biological processes. The addition of Tocris products to the Company’s product lines allows customers to have access to the broadest range of compounds and biological reagents to meet their life science research needs. The combined chemical and biological reagents portfolio of the two companies provide new tools which can be used in solving the complexity of important biological pathways and glean knowledge which may lead to a fuller understanding of biological processes and ultimately the development of novel strategies to address different pathologies.

The Company currently manufactures and sells over 20,000 biotechnology products.

Biotechnology Products

Proteins. Cytokines and enzymes, extracted from natural sources or produced using recombinant DNA technology, are manufactured to the highest possible purity. Proteins, including enzyme substrates and inhibitors, are highly purified and characterized to ensure the highest biological activity.

Antibodies. Antibodies are specialized proteins produced by the immune system of an animal that recognize and bind to target molecules. The Company’s polyclonal antibodies are produced in animals (primarily goats, sheep and rabbits) and purified from the animals’ blood. Monoclonal antibodies are derived from immortalized rodent cell lines and are isolated from cell culture medium.

Immunoassays. The immunoassay product line includes Quantikine kits for the detection of human and animal proteins using 96-well plates, along with immunoassays on other testing platforms, which allow researchers to quantify the amount of a specific analyte (typically a cytokine, adhesion molecule or an enzyme) in a sample derived from any biological fluid.

Clinical Diagnostic Immunoassay Kits. The Company has received Food and Drug Administration (FDA) marketing clearance for its erythropoietin (EPO), transferrin receptor (TfR) and Beta2-microglobulin immunoassays for use as in vitro diagnostic devices.

Flow Cytometry Products. This product line includes fluorochrome labeled antibodies and kits, which are used to determine the immuno-phenotypic properties of cells from different tissues.

Intracellular Cell Signaling Products. This diverse product line provides reagents to elucidate cell signal transduction pathways within cells. Products include antibodies, phospho-specific antibodies, antibody arrays, active caspases, kinases, and phosphatases, and ELISA assays to measure the activity of apoptotic and signaling molecules.

Chemically-based Products. These products include small natural or synthetic chemical compounds used by investigators as agonists, antagonists and/or inhibitors of various biological functions. Used in concert with other Company products, they provide additional tools to elucidate key pathways of cellular functions and can provide insight into the drug discovery process.

The Company sells its biotechnology products directly to customers in North America, most of Western Europe and to certain customers in China. Third party distributors are used in the remainder of China and Europe and in the rest of the world.

Hematology segment

Hematology controls and calibrators are products derived from various cellular components of blood which have been stabilized. Proper diagnosis of many illnesses requires a thorough and accurate analysis of a patient’s blood cells, which is usually done with automated or semi-automated hematology instruments. Controls and calibrators ensure that these instruments are performing accurately and reliably.

Blood is composed of plasma, the fluid portion of blood, and blood cells, which are suspended in the plasma. There are three basic types of blood cells: red cells, white cells and platelets. Hemoglobin in red cells transports oxygen from the lungs throughout the body. White cells are part of the body’s immune system. Platelets serve as a “plug” to stem blood flow at the site of an injury by initiating a complex series of biochemical reactions that lead to the formation of a clot.

These fundamental blood components (red cells, white cells and platelets) differ widely in size and concentration. As noted above, hematology controls are used in automated and semi-automated cell counting analyzers to make sure these instruments are counting blood cells in patient samples accurately. One of the most frequently performed laboratory tests on a blood sample is a complete blood count (CBC). Doctors use this rapid test in disease screening and diagnosis. More than one billion of these tests are done world-wide every year, the great majority with cell counting instruments. In most laboratories, the CBC consists of the white cell count, the red cell count, the hemoglobin reading, and the hematocrit reading (the percent of red cells in a volume of whole blood after it has been centrifuged). Also included in a CBC test is the differential, which numbers and classifies the different types of white blood cells.

These and other characteristics or “parameters” of a blood sample can be measured by automated or semi-automated cell counters. The number of parameters measurable in a blood control product depends on the type and sophistication of the instrument for which the control is designed. Ordinarily, a hematology control is used once to several times a day to make sure the instrument is reading accurately. In addition, most instruments need to be calibrated periodically. Hematology calibrators are similar to controls, but undergo additional testing to ensure that the calibration values assigned are within tight specifications and can be used to calibrate the instrument.

The Company offers a wide range of hematology controls and calibrators for both impedance and laser type cell counters. The Company believes its products have improved stability and versatility and a longer shelf life than most of those of its competitors. Hematology control products are also supplied for use as proficiency testing tools by laboratory certifying authorities in a number of states and countries.

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

Whole Blood Flow Cytometry Controls. These products act as controls for clinical flow cytometry instruments. These instruments are used to identify and quantify white blood cells by their immuno-phenotypic properties.

Whole Blood Glucose/Hemoglobin Control. This product is designed to monitor instruments which measure glucose and hemoglobin in whole blood.

Erythrocyte Sedimentation Rate Control. This product is designed to monitor erythrocyte (red blood cell) sedimentation rate tests.

Multi-Purpose Platelet Reference Controls. These products, Platelet-Trol® II and Platelet-Trol Extended, are designed for use by automated and semi-automated analyzers which monitor platelet levels.

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by the Company. In fiscal 2011, 2010 and 2009, OEM agreements accounted for $8.7 million, $8.0 million and $7.6 million, respectively, or 3% of total consolidated net sales in each fiscal year. The Company sells directly to customers in the United States and through distributors in the rest of the world.

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

In fiscal 2011, the Company introduced 1,646 new biotechnology products. The Company is planning to release new proteins, antibodies, immunoassay products and chemically-based research reagents in the coming year. All of these products will be for research purposes only and therefore do not require FDA clearance. The Company also developed several new hematology control products in fiscal 2011 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

	Year Ended June 30,
	2011	2010	2009
Research expense (in thousands):
Biotechnology	$25,176	$24,331	$22,792
Hematology	809	790	772

	$25,985	$25,121	$23,564

Percent of net sales	9.0%	9.3%	8.9%

INVESTMENTS

The Company has invested in the preferred stock of ChemoCentryx, Inc. (CCX). CCX is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. In conjunction with the investment and joint research efforts, the Company obtained exclusive worldwide research and diagnostic marketing rights to chemokine proteins, antibodies and receptors discovered or developed by CCX. The Company holds a 16.6% ownership percentage in CCX. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. The Company’s net investment in CCX at both June 30, 2011 and 2010 was $14.3 million.

The Company has an 8.3% ownership percentage in Hemerus Medical, LLC (Hemerus). Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from red blood cells and to extend the shelf life of the isolated blood products. Hemerus owns two patents, has several patent applications pending and has received FDA clearance to market its products in the U.S. In parallel with this investment, R&D Systems entered into a Joint Research Agreement with Hemerus. The research involves joint projects to explore the use of Hemerus’ filter technology to applications within R&D Systems’ Hematology and Biotechnology Divisions. Such applications, if any, may have commercial potential in other laboratory environments. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. The Company’s net investment in Hemerus was $773,000 and $1.2 million at June 30, 2011 and 2010, respectively.

The Company has a 16.8% ownership interest in Nephromics LLC (Nephromics). Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. In fiscal 2010 and fiscal 2009, the Company received distributions of $50,000 and $1.3 million, respectively, from Nephromics. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. Its net investment in Nephromics was $3.7 million and $4.0 million at June 30, 2011 and 2010, respectively.

The Company has a 13.6% ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company located in Japan. ACTGen has intellectual property related to the identification and expression of secreted molecules. The technology covers techniques to identify cellular molecules which are destined to be secreted into tissue fluids or shuttled to the cell membrane. Such molecules represent ideal targets as disease biomarkers. The Company’s net investment in ACTGen was $925,000 and $1.1 million at June 30, 2011 and 2010, respectively.

GOVERNMENT REGULATION

All manufacturers of hematology controls and calibrators are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of the Company’s hematology control products are classified as “In Vitro Diagnostic Products” by the FDA. The entire hematology control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of the Company’s hematology control operations and facilities. Hematology control manufacturing must comply with Quality System Regulations (QSR) as set forth in the FDA’s regulations governing medical devices.

Three of the Company’s immunoassay kits, EPO, TfR and Beta2-microglobulin, have FDA clearance to be sold for clinical diagnostic use. The Company must comply with QSR for the manufacture of these kits. Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance.

Some of the Company’s research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, the Company is subject to regulation and inspection by the Minnesota Department of Health and has been granted a license through August 2012. The license is renewable annually. The Company has had no difficulties in renewing this license in prior years and has no reason to believe it will not be renewed in the future. If, however, the license was not renewed, it would have minimal effect on the Company’s business since there are other technologies the research groups could use to replace the use of radioisotopes.

Both Boston Biochem and Tocris products are used as research tools and require no regulatory approval for commercialization. Some of Tocris’ products are considered controlled substances and require government permits to stock such products and to ship them to end users. The Company has no reason to believe that these annual permits will not be re-issued.

AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company’s hematology controls is whole blood. Human blood is purchased from commercial blood banks while porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens, the higher cost of these materials has not had a material adverse effect on the Company’s business. The Company does not perform its own pathogen testing as the supplier tests all human blood purchased. R&D Systems’ Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products.

Tocris sources its raw material from multiple world-wide sources. Many of the starting components used in the chemical synthesis are widely available common products and no single source of raw reagents poses a supply risk to this business.

PATENTS AND TRADEMARKS

The Company owns patent protection for certain hematology controls which extend for various periods depending on the date of the patent application or patent grant. The Company is not substantially dependent on products for which it has obtained patent protection. Revenues for such products are not material to the Company’s financial results.

The Company may seek patent protection for new or existing products it manufactures. No assurance can be given that any such patent protection will be obtained. No assurance can be given that the Company’s products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. The Company has not conducted a patent infringement study for each of its products. For more information on patent litigation, see Item 3 “Legal Proceedings” in this Annual Report on Form 10-K.

The Company has a number of licensing agreements with patent holders under which it has the non-exclusive right to use patented technology or the non-exclusive right to manufacture and sell certain patented proteins and related products to the research market. For fiscal 2011, 2010 and 2009, total royalties expensed under these licenses were approximately $3.4 million, $3.3 million and $3.2 million, respectively.

The Company has obtained federal trademark registration for certain of its hematology controls and biotechnology product groups which extend for various periods depending upon the date of the trademark grant. The Company believes it has common law trademark rights to certain marks in addition to those which it has registered.

SEASONALITY OF BUSINESS

Biotechnology segment products marketed by the Company historically experience a slowing of sales or of the rate of sales growth during the summer months. The Company also usually experiences a slowing of sales in both of its reportable segments during the Thanksgiving to New Year holiday period. The Company believes this seasonality is a result of vacation schedules in Europe and Japan and of academic schedules in the United States.

SIGNIFICANT CUSTOMERS

No single customer in either reportable segment accounted for more than 10% of the Company’s consolidated net sales during fiscal 2011, 2010 or 2009.

BACKLOG

There was no significant backlog of orders for the Company’s products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2010. The majority of the Company’s biotechnology products are shipped within one day of receipt of the customers’ orders. The majority of hematology products are shipped based on a preset, recurring schedule.

COMPETITION

The worldwide market for protein related and chemically-based research reagents is being supplied by a number of companies, including GE Healthcare Life Sciences, BD Biosciences, Merck KGaA/EMD Chemicals, Inc., Life Technologies Corporation, Millipore Corporation, PeproTech, Inc., Santa Cruz Biotechnology, Inc., Abcam plc., Sigma-Aldrich Corporation, Thermo Fisher Scientific, Inc., Cayman Chemical Company and Enzo Biochem, Inc. The Company believes that it is one of the leading world-wide suppliers of cytokine related products in the research marketplace. The Company further believes that the expanding line of its products, their recognized quality, and the growing demand for protein related and chemically-based research reagents will allow the Company to remain competitive in the growing biotechnology research and diagnostic market.

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Historically, most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is comprised of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors for the Company’s hematology retail products are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Streck, Inc., Siemens Healthcare Diagnostics Inc. and Sysmex Corporation. The Company believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck, Inc.

EMPLOYEES

Through its subsidiaries, the Company employed 763 full-time and 71 part-time employees as of June 30, 2011, as follows:

	Full-time	Part-time
R&D Systems	623	40
R&D Europe	55	21
BiosPacific	6	1
R&D China	15	1
Boston Biochem	11	0
Tocris	53	8

	763	71

ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom, Germany, China and Hong Kong had no material effect on the Company in fiscal 2011.

GEOGRAPHIC AREA FINANICAL INFORMATION

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2011	2010	2009
External sales
United States	$159,857	$148,137	$147,271
Europe	83,676	78,496	79,381
China	8,299	6,792	5,645
Other	38,130	35,622	31,659

Total external sales	$289,962	$269,047	$263,956

	As of June 30,
	2011	2010	2009
Long-lived assets
United States	$88,802	$91,554	$93,571
Europe	7,819	6,299	7,214
China	96	70	98

Total long-lived assets	$96,717	$97,923	$100,883

Net sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets. See the description of risks associated with the Company’s foreign subsidiaries in Item 1A of this Annual Report on Form 10-K.

INVESTOR INFORMATION

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the Exchange Act). Therefore, the Company files periodic reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Financial and other information about the Company is available on its Web site (http://www.techne-corp.com). The Company makes available on its Web site copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since
Thomas E. Oland	70	Chairman of the Board, President, Chief Executive Officer and Director	1985

Gregory J. Melsen	59	Vice President of Finance, Treasurer and Chief Financial Officer	2004

Marcel Veronneau	57	Vice President, Hematology Operations	1995

The term of office of each executive officer is annual or until a successor is elected. There are no arrangements or understandings among any of the executive officers and any other person (not an officer or director acting as such) pursuant to which any of the executive officers was selected as an officer of the Company.

Thomas E. Oland has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1985. Mr. Oland also served as Chief Financial Officer of the Company from December 1985 to December 2004 and Treasurer from December 1985 to October 2010.

Gregory J. Melsen joined the Company in December 2004 as Vice President of Finance and Chief Financial Officer. In October 2010, he also assumed the role of Treasurer. Prior to 2004, he held various vice president and chief financial officer positions at several publicly traded companies and was employed by a public accounting firm for 19 years, including nine years as an audit partner.

Marcel Veronneau was appointed as Vice President, Hematology Operations for the Company in March 1995. Prior thereto, he served as Director of Operations for R&D Systems’ Hematology Division since joining the Company in 1993.

ITEM 1A. RISK FACTORS

Statements in this Annual Report on Form 10-K, and elsewhere, that are forward-looking involve risks and uncertainties which may affect the Company’s actual results of operations. Certain of these risks and uncertainties which have affected and, in the future, could affect the Company’s actual results are discussed below. The Company undertakes no obligation to update or revise any forward-looking statements made due to new information or future events. Investors are cautioned not to place undue emphasis on these statements.

The following risk factors should be read carefully in connection with evaluation of the Company’s business and any forward-looking statements made in this Annual Report on Form 10-K and elsewhere. Any of the following risks or others discussed in this Annual Report on Form 10-K or the Company’s other SEC filings, could materially adversely affect the Company’s business, operating results and financial condition.

The Company’s future growth is dependent on the development of new products in a rapidly changing technological environment.

A major element of the Company’s growth strategy is to increase revenues through new product releases. As a result, the Company must anticipate industry trends and develop products in advance of customer needs. New product development requires planning, designing and testing at both technological and manufacturing-process levels and may require significant research and development expenditures. There can be no assurance that any products now in development, or that the Company may seek to develop in the future, will achieve feasibility or gain market acceptance. There can also be no assurance that the Company’s competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company’s technologies and products obsolete or noncompetitive.

Changes in economic conditions could negatively impact the Company’s revenues and earnings.

The Company’s biotechnology products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Research and development spending by the Company’s customers and the availability of government research funding can fluctuate based on spending priorities and general economic conditions. An economic downturn or a reduction or delay in governmental funding could cause customers to delay or forego purchases of the Company’s products. The Company carries essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly revenues and earnings.

The biotechnology and hematology industries are very competitive.

The Company faces significant competition across all of its product line and in each market in which it operates. Competitors include companies ranging from start-up companies, who may be able to more quickly respond to customers’ needs, to large multinational companies, which may have greater financial and marketing resources than the Company. In addition consolidation trends in the pharmaceutical and biotechnology industries have served to create fewer customer accounts and/or to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on the Company. The entry into the market of manufacturers in China and other low-cost manufacturing locations is also creating increased pricing pressures, particularly in developing markets. Failure to anticipate and respond to competitors’ actions may impact the Company’s future sales and earnings.

The Company relies heavily on internal manufacturing and related operations to produce, package and distribute its products.

The Company manufactures the majority of the products it sells at its Minneapolis facility. Quality control, packaging and distribution operations support all of the Company’s sales. Any significant disruption of these operations for any reason could adversely affect sales and customer relationships, and therefore adversely affect the business. While the Company has taken certain steps to manage these operational risks, and while insurance coverage may reimburse, in whole or in part, for losses related to such disruptions, the Company’s ability to provide products in the longer term could adversely affect future sales growth and earnings.

The design and manufacture of products involves certain inherent risks. Manufacturing or design defects could lead to recalls, litigation or alerts relating to the Company’s products. A recall could result in significant costs and damage to the Company’s reputation which could reduce demand for its products.

The Company is significantly dependent on sales made through foreign subsidiaries which are subject to changes in exchange rates.

Approximately 30% of the Company’s sales are made through its foreign subsidiaries, which make their sales in foreign currencies. The Company’s revenues and earnings are, therefore, affected by fluctuations in currency exchange rates. Any adverse movement in foreign currency exchange rates could negatively affect the Company’s revenues and earnings.

The Company may be unsuccessful in integrating Boston Biochem and Tocris into its operations.

The actual financial results of Boston Biochem and Tocris could differ from the Company’s forecasts, effecting the Company’s future sales and net earnings. If the integrations of the acquired businesses are not successful, the Company may record unexpected impairment charges. Factors that will affect the success of the acquisitions include any decrease in customer loyalty caused by dissatisfaction with the combined companies’ product lines or its sales and marketing practices, including price increases, the ability to retain key employees and the ability of the Company to achieve synergies among its subsidiary companies. Such synergies include leveraging the combined companies’ sales and marketing efforts, achieving certain cost savings and effectively combining technologies to develop new products.

The Company’s success will be dependent on recruiting and retaining highly qualified personnel.

Recruiting and retaining qualified scientific, production and management personnel are critical to the Company’s success. The Company’s anticipated growth and its expected expansion into areas and activities requiring additional expertise will require the addition of new personnel and the development of additional expertise by existing personnel. The failure to attract and retain such personnel could adversely affect the Company’s business.

The Company’s business is subject to governmental laws and regulation.

The Company’s operations are subject to regulation by various U.S. federal, state and international agencies. Laws and regulations enacted and enforced by these agencies impact all aspects of the Company’s operations including design, development, manufacturing, labeling, selling and the importing and exporting of products across international borders. Any changes to laws and regulations governing such activities could have an effect on the Company’s operations. If the Company fails to comply with any of these regulations, it may become subject to fines, penalties or actions that could impact development, manufacturing and distribution and/or increase costs or reduce sales. The approval process applicable to clinical diagnostic products of the type that may be developed by the Company may take a year or more. Delays in obtaining approvals could adversely affect the marketing of new products developed by the Company, and negatively affect the Company’s revenues.

As a multinational corporation, the Company is subject to the tax laws and regulations of the U.S. federal, state and local governments and of several international jurisdictions. From time to time, new tax legislation may be implemented, which could adversely affect current or future tax filings or negatively impact the Company’s effective tax rate and thus increase future tax payments.

The Company is dependent on maintaining its intellectual property rights.

The Company’s success will depend, in part, on its ability to obtain licenses and patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company has obtained and continues to negotiate licenses to produce a number of products claimed to be owned by others. Since the Company has not conducted a patent infringement study for each of its products, it is possible that products of the Company may unintentionally infringe patents of third parties or that the Company may have to alter its products or processes, pay licensing fees or cease certain activities because of patent rights of third parties, thereby causing additional unexpected costs and delays which may have a material adverse effect on the Company.

The Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.

The Company has investments in marketable debt securities that are classified and accounted for as available-for-sale. These securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities and certificates of deposit. These investments may experience reduced liquidity due to changes in market conditions and investor demand. Although the Company has not recognized any significant losses to date on its available-for-sale securities, any significant future declines in their market values could materially adversely affect the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of the Company’s available-for-sale investments could decline and result in a material impairment, which could materially adversely affect the Company’s financial condition and operating results.

The Company may incur losses as a result of its investments in other companies, the success of which is largely out of the Company’s control.

The Company’s expansion strategies include collaborations, investments in joint ventures and companies developing new products related to the Company’s business, and the acquisition of businesses for new products, technologies and additional customer base. These strategies carry risks that objectives will not be achieved and future earnings will be adversely affected.

Development stage companies of the type the Company has invested in are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or FDA clearance to market their products. The Company uses the equity method of accounting for certain of these investments and records a percentage of the losses of these companies as losses of the Company. The Company may not have control of the expense levels of such companies and their losses may be greater than those anticipated by the Company. Additionally, if funding were unavailable or inadequate to fund operations of these companies or if patent protection or FDA clearance were not received by them, the Company may determine that its investment in one or more of these unconsolidated companies is “other than temporarily” impaired, and the Company could write off all or a portion of its investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2. PROPERTIES

The Company owns the facilities that its headquarters and R&D Systems subsidiary occupy in Minneapolis, Minnesota. The Minneapolis facilities are utilized by both the Company’s hematology and biotechnology segments.

The R&D Systems main complex includes approximately 500,000 square feet of administrative, research and manufacturing space in several adjoining buildings. The Company owns two additional properties adjacent to its main complex. The Company has renovated the first property and is currently leasing or plans to lease approximately 60% of the 176,000 square foot building as retail and office space and use the remainder as office, warehouse and storage space. A portion of the second property is currently leased to third parties and the Company plans to continue to lease out the building until the space is needed for its own operations.

The Company owns approximately 649 acres of farmland, including buildings, in southeast Minnesota. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. The remaining property is used by the Company to house goats and sheep for polyclonal antibody production for its biotechnology segment.

Rental income from the above properties was $549,000, $413,000 and $481,000 in fiscal 2011, 2010 and 2009, respectively.

The Company owns the 17,000 square foot facility that its R&D Europe subsidiary occupies in Abingdon, England. This facility is utilized by the Company’s biotechnology segment.

The Company leases the following facilities, all of which are utilized by the Company’s biotechnology segment:

Subsidiary	Location	Type	Square Feet
R&D GmbH	Wiesbaden-Nordenstadt, Germany	Office space	4,200
BiosPacific	Emeryville, California	Office space	3,000
R&D China	Shanghai, China	Office/warehouse	5,600
R&D Hong Kong	Hong Kong	Office space	1,200
Boston Biochem	Cambridge, Massachusetts	Office/lab	6,000
Tocris	Bristol, United Kingdom	Office/manufacturing lab/warehouse	11,000
Tocris	Ellisville, Missouri	Office/warehouse	3,700

The Company believes the owned and leased properties discussed above are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In a previously disclosed lawsuit filed by Streck, Inc. (Streck), venued in the U.S. District Court for the District of Nebraska (the Nebraska Court), Streck alleged patent infringement involving certain patents issued to Streck relating to the addition of reticulocytes to hematology controls. Streck was seeking a royalty on sales of integrated hematology controls containing reticulocytes. The Company has reason to believe that R&D Systems, and not Streck, first invented the inventions claimed in these patents and several other patents issued to Streck. As a result, the Company requested, and in 2007 the U.S. Patent and Trademark Office (USPTO) declared, an interference to determine priority of invention between a patent application filed by R&D Systems and five Streck patents, including each of the patents involved in the lawsuit. On November 2, 2009, the interference board ordered that judgment for the Company and against Streck be entered; finding that R&D Systems was the first to invent the integrated hematology controls containing reticulocytes.

The judgment, if upheld by the Federal Circuit Court of Appeals, will constitute cancellation of all claims of the five Streck patents involving the addition of reticulocytes to hematology controls. Such cancellation may moot an earlier jury decision on October 28, 2009, at the conclusion of trial in the Nebraska Court, that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a judgment in favor of Streck in the amount of approximately $170,000 including court related costs. On September 30, 2010, the Nebraska Court upheld the jury verdict and, in a related action, reversed the ruling of the USPTO interference board. The Nebraska Court entered an injunction prohibiting the making and selling of the products that are the subject of the lawsuit, but stayed a portion of the injunction to allow the Company to sell inventory on-hand through December 20, 2010. In October 2010, the Company appealed the adverse decisions of the Nebraska Court to the Federal Circuit Court of Appeals. If the Company’s appeal is successful, after cancellation of the Streck patents, the Company may be issued a patent covering integrated hematology controls containing reticulocytes. The Company does not believe the resolution of the above proceedings will have a material impact on the Company’s Consolidated Financial Statements.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “TECH.” The following table sets forth for the periods indicated the high and low sales price per share for the Company’s common stock as reported by the NASDAQ Global Select Market.

	Fiscal 2011 Price		Fiscal 2010 Price
	High	Low	High	Low
1st Quarter	$63.44	$55.63	$65.54	$58.91
2nd Quarter	68.12	58.60	69.95	62.12
3rd Quarter	73.96	65.33	69.74	60.00
4th Quarter	83.82	71.54	67.65	57.10

As of August 24, 2011, there were over 28,000 beneficial shareholders of the Company’s common stock and over 190 shareholders of record. The Company paid quarterly cash dividends totaling $39.7 million and $38.4 million in fiscal 2011 and 2010, respectively. Its Board of Directors periodically considers the payment of cash dividends.

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2006 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following table sets forth the repurchases of Company common stock for the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/11 - 4/30/11	0	0	0	$50.6 million
5/1/11 - 5/31/11	0	0	0	$50.6 million
6/1/11 - 6/30/11	0	0	0	$50.6 million

In November 2007, the Company authorized a plan for the repurchase and retirement of up to $150 million of its common stock. In April 2009, the Company authorized an additional $60 million for its stock repurchase plan. The plan does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)

Income and Share Data:	2011 (1)	2010	2009	2008	2007
Net sales	$289,962	$269,047	$263,956	$257,420	$223,482
Gross margin(2)(3)	77.6%	79.6%	78.8%	79.3%	78.9%
Selling, general and administrative expenses(2)(3)	12.4%	12.2%	12.8%	14.5%	14.4%
Research and development expenses(2)(3)	9.0%	9.3%	8.9%	8.7%	9.0%
Operating income(2)	56.2%	58.1%	57.1%	56.1%	55.6%
Earnings before income taxes(2)	56.9%	58.1%	58.9%	59.8%	57.7%
Net earnings(2)	38.7%	40.8%	39.9%	40.2%	38.1%
Net earnings	$112,302	$109,776	$105,242	$103,558	$85,111
Diluted earnings per share	$3.02	$2.94	$2.78	$2.64	$2.15
Average common and common equivalent shares — diluted (in thousands)	37,172	37,347	37,900	39,247	39,513
Closing price per share:
High	$83.37	$69.65	$81.90	$79.73	$61.87
Low	$56.14	$57.10	$45.64	$56.20	$45.63

Balance Sheet Data as of June 30:	2011	2010	2009	2008	2007
Cash, cash equivalents and short-term available-for-sale investments	$140,813	$138,811	$202,887	$206,345	$164,774
Receivables	37,860	34,137	31,153	33,332	30,966
Inventories	44,906	13,737	11,269	9,515	8,757
Working capital	212,229	184,016	239,944	238,194	195,645
Total assets	617,670	518,816	472,005	507,369	454,844

Cash Flow Data:	2011	2010	2009	2008	2007
Net cash provided by operating activities	$127,194	$111,260	$111,321	$115,317	$90,503
Capital expenditures	3,630	4,644	6,556	16,365	8,076
Cash dividends paid per common share(4)	1.07	1.03	0.75	0.00	0.00

Financial Ratios:	2011	2010	2009	2008	2007
Return on average equity	20.6%	22.9%	22.3%	22.4%	21.9%
Return on average assets	19.8%	22.2%	21.5%	21.5%	20.6%
Current ratio	12.7	11.8	16.5	12.8	12.4
Price to earnings ratio(5)	28	20	23	29	27

Employee Data as of June 30:	2011	2010	2009	2008	2007
Full-time employees	763	684	687	666	628

(1)	The Company acquired Boston Biochem, Inc. on April 1, 2011 and Tocris Holdings Limited and subsidiaries on April 28, 2011.
(2)	As a percent of net sales.
(3)	Fiscal 2007 through 2010 include reclassification of amortization expense as discussed in Note A of the Consolidated Financial Statements.
(4)	The Company’s Board of Directors periodically considers the payment of cash dividends.
(5)	Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, which are based on the Company’s current assumptions and expectations. The principal forward-looking statements in this report include: the Company’s expectations regarding product releases, governmental license renewals, future tax rates, capital expenditures, future dividend declarations, adequacy of owned and leased property for future operations, and sufficiency of capital resources to meet the Company’s foreseeable future cash and working capital requirements.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although the Company believes there is a reasonable basis for the forward-looking statements, the Company’s actual results could be materially different. The most important factors which could cause the Company’s actual results to differ from forward-looking statements are set forth in the Company’s description of risk factors in Item 1A to this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update any forward-looking statements.

OVERVIEW

TECHNE Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem), Tocris Cookson, Inc. (Tocris US), and BiosPacific, Inc. (BiosPacific). The Company’s European biotechnology operations are conducted through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris UK). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes its biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong Ltd., in Hong Kong.

On April 1, 2011, the Company acquired for approximately $7.9 million cash, the assets of Boston Biochem, Inc., a leading developer and manufacturer of innovative ubiquitin-related research products. These products provide biomedical researchers the tools that facilitate and accelerate basic research and drug discovery efforts. Boston Biochem was founded in 1997 and currently has over 800 ubiquitin-related products. The Ubiquitin Proteasome Pathway is the principal system for protein degradation and signaling in eukaryotic cells. Ubiquitination also affects proteasome-independent events such as protein localization, activity and function. These pathways are central to the regulation of almost all cellular processes. Ubiquitin and related pathways are associated with the regulation of numerous disease states including multiple cancers, diabetes, Parkinson’s, Alzheimer’s, cystic fibrosis, Angelman’s syndrome, Liddle syndrome and Wilson’s disease.

On April 28, 2011, the Company acquired for £75.0 million cash (approximately $124 million), 100% ownership of Tocris Holdings Limited and subsidiaries (Tocris), a leading supplier of reagents for non-clinical life science research. Pursuant to the purchase agreement, £7.5 million of the purchase price paid to Tocris’ shareholders is being held in escrow for 18 months to secure warranty and indemnity obligations of the shareholders. Tocris’ products are used in both in-vitro and in-vivo experiments, to understand biological processes and diseases. The business is focused on making biologically active neuro- and bio-chemicals which are used by researchers to elucidate biological processes and pathways. The products are used in life-science research activities and as part of the initial drug discovery process. Tocris is a Bristol, U.K. based company with origins deriving from Tocris Neuramin and Cookson Chemical, which were founded in 1982 and 1985, respectively. Tocris currently offers over 2,900 chemical, peptide and antibody products. The principal end users are non-clinical laboratory based researchers, working in areas such as neuroscience, cardiovascular disease, endocrinology and cellular processes. Originally a supplier of small molecules, Tocris has successfully pursued a strategy of extending its product range into related market segments such as signal transduction. The products sold by Tocris are used in various research fields including cancer, cardiovascular disease, endocrinology, immunology, metabolic diseases, neurological diseases, pain and inflammation, and respiratory diseases. From a cellular process perspective, Tocris products are used to study angiogenesis, apoptosis, cell cycle, cell metabolism, cellular skeleton and motor proteins, extracellular matrix, adhesion molecules, signal transduction and stem cells. Tocris reagents are also used from a pharmacological perspective to study ion channels, 7-TM receptors, nuclear receptors, enzyme-linked receptors, transporter molecules and enzymes.

The Company has two reportable segments based on the nature of its products. As a result of the above acquisitions, the Company has changed the presentation of its segment disclosure from three reporting segments (biotechnology, R&D Europe and hematology) to two reporting segments (biotechnology and hematology). R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s hematology reporting segment, which consists of R&D Systems’ Hematology Division, develops and manufactures hematology controls and calibrators for sale world-wide. Corresponding items of segment information have been revised for prior periods to conform to the current year presentation.

OVERALL RESULTS

Consolidated net sales and consolidated net earnings increased 7.8% and 2.3%, respectively, for fiscal 2011 as compared to fiscal 2010. Consolidated net sales for fiscal 2011 included $4.7 million of revenues from companies acquired during fiscal 2011. Consolidated net sales and consolidated net earnings in fiscal 2011 were affected by changes in exchange rates from the prior year used to convert consolidated net sales and consolidated net earnings in foreign currencies into U.S. dollars and the impact of repatriation of prior-year earnings in fiscal 2010. The favorable impact in fiscal 2011 on consolidated net sales and consolidated net earnings of the change from the prior year in exchange rates was $466,000 and $258,000, respectively. Consolidated net earnings for fiscal 2010 included a $4.7 million tax benefit as a result of a foreign currency exchange tax loss on the repatriation of prior-year earnings from R&D Europe to the U.S.

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

RESULTS OF OPERATIONS

Net sales

Net sales (in thousands):

	Year Ended June 30,
	2011	2010	2009
Biotechnology	$270,287	$250,653	$246,454
Hematology	19,675	18,394	17,502

	$289,962	$269,047	$263,956

Consolidated net sales for fiscal 2011 were $290.0 million, an increase of $20.9 million (7.8%) from fiscal 2010. Consolidated net sales for fiscal 2011 included $4.7 million of revenue from companies acquired during fiscal 2011 and were favorably affected by the change from the prior year in exchange rates used to convert sales in foreign currencies into U.S. dollars. Excluding the acquisitions and the effect of changes in foreign currency exchange rates, consolidated net sales increased 5.9% in fiscal 2011 from fiscal 2010.

Biotechnology segment net sales increased $19.6 million (7.8%) in fiscal 2011 from fiscal 2010. Included in biotechnology net sales were $4.7 million of sales by Boston Biochem and Tocris, which were acquired by the Company during fiscal 2011, and $2.5 million of sales of new protein based biotechnology products which had their first sale in fiscal 2011. The majority of the biotechnology net sales increase, exclusive of acquisitions, was from increased sales volume. Biotechnology net sales to U.S. industrial pharmaceutical and biotechnology customers, biotechnology’s largest customer group, increased 4.8% in fiscal 2011 compared to the prior fiscal year. Biotechnology net sales to U.S. academic customers and Pacific Rim distributors increased 6.4% and 4.1%, respectively, in fiscal 2011 from fiscal 2010. Biotechnology sales by R&D China and R&D Europe increased 26.0% (22.6% in constant currency) and 4.4% (4.1% in constant currency) in fiscal 2011 from fiscal 2010, respectively. Hematology segment net sales in fiscal 2011 increased $1.3 million (7.0%) mainly due to increased sales volume.

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

Biotechnology segment net sales in fiscal 2010 increased $4.2 million (1.7%) from fiscal 2009. The majority of the biotechnology net sales increase was from increased sales volume. Included in consolidated net sales in fiscal 2010 were $2.8 million of sales of new protein based biotechnology products, which had their first sale in fiscal 2010. Biotechnology net sales to U.S. academic customers, Pacific Rim distributors and sales by R&D China increased 4.0%, 10.5% and 21.8%, respectively, in fiscal 2010 from fiscal 2009. Biotechnology net sales to U.S. industrial pharmaceutical and biotechnology customers were flat in fiscal 2010 compared to the prior fiscal year. R&D Europe net sales increased 0.3% in fiscal 2010. R&D Europe net sales decreased slightly (0.9%) for fiscal 2010 when measured at currency rates in effect in fiscal 2009. Hematology net sales in fiscal 2010 increased $892,000 (5.1%) mainly due to increased sales volume.

Gross margins

Gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2011	2010	2009
Biotechnology	79.8%	81.9%	81.2%
Hematology	47.0%	47.7%	45.9%
Consolidated	77.6%	79.6%	78.8%

The consolidated gross margin for fiscal 2011 was negatively impacted 0.7% as a result of purchase accounting related to inventory and intangible assets from the Boston Biochem and Tocris acquisitions. Under purchase accounting, inventory acquired is valued at fair market value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. At the acquisition dates, the value of acquired inventory was increased $25.7 million. Approximately $1.8 million of which was included in cost of sales in fiscal 2011. In addition, under purchase accounting, intangible assets related to technology acquired are amortized to cost of sales over their estimated useful life. Technology acquired as of the acquisition dates was $27.2 million. Approximately $455,000 of which was amortized to cost of sales in fiscal 2011. The improvement in consolidated gross margins for fiscal 2010 was mainly the result of incremental profit on increased sales volume in the biotechnology segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.2 million (9.8%) and decreased $989,000 (3.0%) in fiscal 2011 and 2010, respectively. Selling, general and administrative expenses were as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Biotechnology	$30,058	$27,511	$27,527
Hematology	1,451	1,393	1,463
Unallocated corporate expenses	4,388	3,796	4,699

	$35,897	$32,700	$33,689

The change from the comparable fiscal year was primarily the result of the following (in thousands):

	Increase/(Decrease)
	2011	2010
Professional and other acquisition related costs	$1,735	$0
Acquired company selling, general and administrative expenses	945	0
Non-acquisition related legal fees	(555)	(690)
Profit sharing and bonus expense	806	(403)
Stock-based compensation expense	3	(343)
Customer relationships and trade names amortization	50	0
Other, including annual wage, salary and benefit increases	213	447

	$3,197	$(989)

The decrease in non-acquisition related legal fees in fiscal 2011 and 2010 was primarily from lower costs associated with ongoing patent interference and infringement litigation. The increase in fiscal 2011 and decrease in fiscal 2010 in profit sharing and bonus expense reflect the change in financial results from each of the respective prior years. The remainder of the change in selling, general and administrative expenses for both fiscal years was mainly the result of annual wage, salary and benefit increases, partially offset by a decrease in stock-based compensation expense in fiscal 2010.

Research and development expenses

Research and development expenses increased $864,000 (3.4%) and $1.6 million (6.6%) in fiscal 2011 and 2010, respectively, as compared to prior-year periods. The increases were primarily the result of the development of new proteins, antibodies and assay kits by R&D Systems’ Biotechnology Division. The Company introduced 1,646 and 1,482 new biotechnology products in fiscal 2011 and 2010, respectively. Research and development expenses are composed of the following (in thousands):

	Year Ended June 30,
	2011	2010	2009
Biotechnology	$25,176	$24,331	$22,792
Hematology	809	790	772

	$25,985	$25,121	$23,564

Amortization of intangible assets

Total amortization expense was $1.5 million, $960,000 and $960,000 in fiscal 2011, 2010 and 2009, respectively, related mainly to technologies, trade names and customer relationships acquired as a result of acquisitions in fiscal 2006 and fiscal 2011. Amortization expense related to technologies included in cost of sales was $890,000, $435,000 and $435,000 in fiscal 2011, 2010 and 2009, respectively. Amortization expense related to trade names, customer relationships and a non-compete agreement included in selling, general and administrative expense was $575,000, $525,000 and $525,000 in fiscal 2011, 2010 and 2009, respectively. Intangible assets are being amortized over lives of 5 to 15 years.

Interest income

Interest income for fiscal 2011, 2010 and 2009 was $3.8 million, $4.4 million and $7.6 million, respectively. The decrease in both fiscal 2011 and 2010 from the prior fiscal year was primarily the result of lower rates of return on cash and available-for-sale investments, offset in part by higher cash and available-for-sale investment balances prior to the acquisitions in late fiscal 2011.

Other non-operating expense, net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company’s share of losses by equity method investees as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Foreign currency gains (losses)	$844	$(960)	$(34)
Rental income	549	413	481
Real estate taxes, depreciation and utilities	(2,293)	(2,200)	(2,208)
Losses by equity method investees	(926)	(1,510)	(1,290)

	$(1,826)	$(4,257)	$(3,051)

Income taxes

Income taxes for fiscal 2011, 2010 and 2009 were provided at rates of approximately 31.9%, 29.8% and 32.3%, respectively, of consolidated earnings before income taxes. The fiscal 2011 consolidated tax rate was positively impacted by the renewal of the U.S. research and development credit and included $431,000 of credit for the January to June 2010 period. The fiscal 2010 consolidated tax rate was positively impacted by a $4.7 million tax benefit from a foreign currency exchange tax loss related to the repatriation of £50 million ($74.4 million) from R&D Europe to the U.S. The Company had previously paid U.S. income taxes on the foreign earnings that were included in the repatriated funds. Excluding this tax benefit, the effective tax rate for fiscal 2010 would have been 32.8%. This is slightly higher than the fiscal 2009 effective tax rate primarily as a result of the expiration of the U.S. research and development credit at the end of the second quarter of fiscal 2010. The fiscal 2009 consolidated tax rate was positively impacted by the renewal of the U.S. research and development credit. The fiscal 2009 credit included $354,000 of credit for the January to June 2008 period. U.S. federal taxes have been reduced by the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe and R&D China operate. The Company expects income tax rates for fiscal 2012 to range from 31% to 33%.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in thousands, except per share data)

	Fiscal 2011				Fiscal 2010
	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.(1)	First Qtr.	Second Qtr.	Third Qtr.		Fourth Qtr.
Net sales	$67,945	$67,708	$76,271	$78,038	$66,534	$65,521	$70,278		$66,714
Gross margin(3)	52,595	52,381	60,330	59,631	53,524	52,083	55,771		52,771
Earnings before taxes	38,953	37,673	45,384	42,971	39,707	36,699	41,439		38,601
Income taxes	12,580	11,139	14,320	14,640	12,935	11,978	9,051	(2)	12,706
Net earnings	26,373	26,534	31,064	28,331	26,772	24,721	32,388	(2)	25,895
Basic earnings per share	0.71	0.72	0.84	0.76	0.72	0.66	0.87	(2)	0.70
Diluted earnings per share	0.71	0.71	0.84	0.76	0.72	0.66	0.87	(2)	0.69

(1)	Includes the results of operations and acquisition costs related to the Boston Biochem (April 1, 2011) and Tocris (April 28, 2011) acquisitions.
(2)	Includes a $4.7 million ($0.12 per share) tax benefit from a foreign currency exchange loss related to repatriation of funds from R&D Europe to the U.S.
(3)	Fiscal 2010 includes reclassification of amortization expense as discussed in Note A of the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2011 were $273 million compared to $310 million at June 30, 2010. The Company has an unsecured line of credit of $750,000 available at June 30, 2011 which expires on October 31, 2011. The interest rate charged on the line of credit is a floating rate at the one month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line in the current or prior fiscal year.

At June 30, 2011, approximately 82%, 15%, and 3% of the Company’s cash and equivalent account balances of $77.6 million are located in the U.S., United Kingdom and China, respectively. At June 30, 2011, approximately 96% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 4% in China. Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, facility expansion and capital additions at each of its geographical locations through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash flows from operating activities

The Company generated cash from operations of $127 million, $111 million and $111 million in fiscal 2011, 2010 and 2009, respectively. The cash generated from operating activities in fiscal 2011 as compared to fiscal 2010 was mainly the result of changes in income taxes payable and deferred income taxes as a result of timing of tax payments and the usage in fiscal 2011 of the foreign tax credit carryforward generated in fiscal 2010 plus increased net earnings of $2.5 million.

The cash generated from operating activities in fiscal 2010 as compared to fiscal 2009 was mainly the result of changes in operating assets and liabilities offset by increased net earnings of $4.5 million. In fiscal 2010 changes in operating assets and liabilities negatively impacted net cash from operating activities by $7.8 million compared to a $4.1 million negative impact in fiscal 2009.

Cash flows from investing activities

On April 1, 2011, the Company acquired the assets of Boston Biochem, a leading developer and manufacturer of innovative ubiquitin-related biotechnology research products, for approximately $7.9 million. On April 28, 2011, the Company acquired 100% ownership of Tocris, a leading supplier of reagents for non-clinical life science research for £75 million (approximately $124 million). The acquisitions were financed through cash and cash equivalents on hand and sales of available-for-sale investments.

The Company’s net (sales) purchases of available-for-sale investments in fiscal 2011, 2010 and 2009 were ($22.2) million, $110 million and ($26.5) million, respectively. The large net purchase of available-for-sale investments in fiscal 2010 was primarily the result of the repatriation of funds from the U.K., where the funds had been invested in instruments classified as cash and equivalents, to the U.S., where the funds were invested in available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions consist of the following (in thousands):

	Year Ended June 30,
	2011	2010	2009
Laboratory, manufacturing, and computer equipment	$2,605	$1,972	$2,573
Construction/renovation	1,025	2,672	1,810
Property purchases	0	0	2,173

	$3,630	$4,644	$6,556

Included in fiscal 2011, 2010 and 2009 capital additions were approximately $528,000, $2.7 million and $1.8 million, respectively, related to the construction and renovation of laboratory space at the Company’s Minneapolis facility. Fiscal 2011 also included a $420,000 construction expenditure related to a new tenant in Minneapolis and $77,000 of smaller renovation projects at R&D Europe and R&D China. In fiscal 2009, the Company purchased two parking lots adjacent to its Minneapolis facility for $2.2 million. The property purchase was financed through available cash. Capital additions for laboratory, manufacturing and computer equipment and space renovations planned for fiscal 2012 are expected to be approximately $7.4 million, including approximately $4.2 million of renovations in Minneapolis, and are expected to be financed through currently available cash and cash generated from operations.

In fiscal 2010 and 2009, the Company received $50,000 and $1.3 million, respectively, in distributions from Nephromics, LLC (Nephromics). The Company began investing in Nephromics in fiscal 2007 and has an ownership percentage of 16.8% at June 30, 2011. At June 30, 2011 and 2010, the Company’s net investment in Nephromics was $3.7 million and $4.0 million, respectively.

Cash flows from financing activities

In fiscal 2011, 2010 and 2009, the Company paid cash dividends of $39.7 million, $38.4 million and $28.2 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $4.8 million, $3.3 million and $953,000 for the exercise of options for 114,000, 73,000 and 21,000 shares of common stock in fiscal 2011, 2010 and 2009, respectively. The Company recognized excess tax benefits from stock option exercises of $847,000, $196,000 and $107,000 in fiscal 2011, 2010 and 2009, respectively.

In fiscal 2011, 2010 and 2009, the Company purchased 4,923, 9,827 and 22,637 shares of common stock, respectively, for its employee stock bonus plans at a cost of $294,000, $607,000 and $1.7 million, respectively.

In fiscal 2008, the Board of Directors authorized the Company to purchase up to $150 million of its common stock and in fiscal 2009 increased the authorization by $60 million. In fiscal 2010, the Company purchased and retired 284,000 shares of common stock at a market value of $16.9 million, of which $15.0 million was disbursed prior to June 30, 2010 and $1.9 million was disbursed in fiscal 2011. In fiscal 2009 the Company purchased and retired 1.4 million shares of common stock at a market value of $90.6 million. At June 30, 2011, approximately $50.6 million remained available for purchase under the fiscal 2009 authorization.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2011 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$2,848	$774	$1,144	$381	$549
Minimum royalty payments	186	186	0	0	0

	$3,034	$960	$1,144	$381	$549

The above table does not include any reserves for income taxes as the Company is unable to reasonably predict the ultimate amount or timing of settlement of any reserve for income taxes.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has identified the policies outlined below as critical to its business operations and an understanding of results of operations. The listing is not intended to be a comprehensive list of all accounting policies.

Valuation of available-for-sale investments

The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company’s current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. Net unrealized gains on available-for-sale investments at June 30, 2011 were $1.0 million.

Valuation of inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. The establishment of a two-year forecast requires considerable judgment. Protein and antibody quantities in excess of the two-year usage forecast are not valued due to uncertainty over salability. The value of protein and antibody inventory not valued at June 30, 2011 was $21.8 million.

The fair value of inventory purchased in fiscal 2011 through the acquisitions of Boston Biochem and Tocris were determined based on quantities acquired, selling prices at the date of acquisition and management’s assumptions regarding inventory having future value and the costs to sell such inventories. At the acquisition dates, the value of acquired inventory was increased $25.7 million for a total acquired inventory value of $33.0 million. In addition, the Company acquired inventory that was not valued as part of the purchase price allocation as it was in excess of forecasted usage. The increase in value of the acquired inventory remaining at June 30, 2011 was $23.9 million.

Valuation of intangible assets and goodwill

When a business is acquired, the purchase price is allocated, as applicable, between tangible assets, identifiable intangible assets and goodwill. Determining the portion of the purchase price allocated to intangible assets requires significant estimates. The fair value of intangible assets acquired in fiscal 2011, including developed technologies, trade names, customer relationships and a non-compete agreement, were based on management’s forecasted cash inflows and outflows using a relief-from-royalty and multi-period excess earnings method with consideration to other factors including an independent valuation of management’s assumptions. Intangible assets are being amortized over their estimated useful lives, ranging from 5 to 15 years. The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets, net of accumulated amortization, were $52.3 million at June 30, 2011.

Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying amount of shared assets to the reporting units. The Company’s annual assessment included comparison of the carrying amount of the net assets of a reporting unit, including goodwill, to the fair value of the reporting unit. A significant change in the Company’s market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2011, as the fair values of the Company’s reporting units substantially exceeded their carrying values, with the exception of the Tocris and Boston Biochem reporting units which were acquired in the fourth quarter of fiscal 2011. The carrying values of Tocris and Boston Biochem approximate fair values at June 30, 2011. Goodwill at June 30, 2011 was $86.6 million.

Valuation of investments

The Company has made equity investments in several start-up and early development stage companies, among them ChemoCentryx, Inc. (CCX), Nephromics, Hemerus Medical LLC (Hemerus), and ACTGen, Inc (ACTGen). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company’s share in the equity of the investee and the Company’s ability to exercise significant influence over the operating and financial policies of the investee. In determining which accounting treatment to apply, the Company must make judgments based upon the quantitative and qualitative aspects of the investment.

The Company periodically assesses its equity investments for impairment. Development stage companies of the type the Company has invested in are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or U.S. Food and Drug Administration (FDA) clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. The Company’s net investments at June 30, 2011 in CCX, Nephromics, Hemerus and ACTGen were $14.3 million, $3.7 million, $773,000 and $925,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income under an amendment to Topic 220. Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company must comply with ASU No. 2011-05 for the quarter ended September 30, 2012. The Company does not believe this update will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, now codified in ASC Topic 810, Consolidation. This Statement amends the consolidation guidance applicable to variable interest entities and was effective for the Company beginning July 1, 2010. The adoption of the Statement did not have a material impact on the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

At the end of fiscal 2011, the Company had a portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $195 million (see Note C to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company’s investment policy requires all investment in short-term and long-term securities to have at least debt ratings of A1 or A3 (or the equivalent), respectively. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its Consolidated Statement of Earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rates. Approximately 30% of consolidated net sales are made in foreign currencies, including 15% in euro, 7% in British pound sterling, 3% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2011	2010	2009
British pound:
High	$1.67	$1.67	$1.98
Low	1.53	1.45	1.43
Average	1.59	1.58	1.60
Euro:
High	$1.48	$1.50	$1.56
Low	1.27	1.22	1.27
Average	1.37	1.38	1.37
Chinese yuan:
High	$.155	$.148	$.147
Low	.148	.146	.146
Average	.151	.146	.146

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At June 30, 2011, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U. S. Dollar Equivalent
Accounts receivable in:
Euros		£1,593	$2,557
Other European currencies		£921	$1,478
Intercompany payable in:
Euros		£284	$456
U.S. dollars		£266	$426
U.S. dollars	yuan	4,934	$763

All of the above balances are revolving in nature and are not deemed to be long-term balances.

The Company does not enter into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in “Other non-operating expense, net” in the Consolidated Statement of Earnings. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of “Accumulated other comprehensive (loss) income.”

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2011 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2011 earnings into U.S. dollars	$2,463
Decrease in translation of net assets of foreign subsidiaries	12,736
Additional transaction losses	119

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

	Year Ended June 30,
	2011	2010	2009
Net sales	$289,962	$269,047	$263,956
Cost of sales	65,025	54,898	55,923

Gross margin	224,937	214,149	208,033

Operating expenses:
Selling, general and administrative	35,897	32,700	33,689
Research and development	25,985	25,121	23,564

Total operating expenses	61,882	57,821	57,253

Operating income	163,055	156,328	150,780

Other income (expense):
Interest income	3,752	4,375	7,634
Other non-operating expense, net	(1,826)	(4,257)	(3,051)

Total other income	1,926	118	4,583

Earnings before income taxes	164,981	156,446	155,363
Income taxes	52,679	46,670	50,121

Net earnings	$112,302	$109,776	$105,242

Earnings per share:
Basic	$3.03	$2.95	$2.78
Diluted	$3.02	$2.94	$2.78
Cash dividends per common share:	$1.07	$1.03	$0.75
Weighted average common shares outstanding:
Basic	37,098	37,255	37,802
Diluted	37,172	37,347	37,900

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$77,613	$94,139
Short-term available-for-sale investments	63,200	44,672
Trade accounts receivable, less allowance for doubtful accounts of $448 and $347, respectively	35,914	30,850
Income taxes receivable	0	1,755
Other receivables	1,946	1,532
Inventories	44,906	13,737
Deferred income taxes	5,797	13,379
Prepaid expenses	1,041	976

Total current assets	230,417	201,040

Available-for-sale investments	131,988	171,171
Property and equipment, net	95,398	97,400
Goodwill	86,633	25,068
Intangible assets, net	52,282	2,044
Investments in unconsolidated entities	19,633	20,559
Deferred income taxes	0	1,011
Other assets	1,319	523

	$617,670	$518,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,207	$5,232
Salaries, wages and related accruals	4,784	3,781
Other accounts payable and accrued expenses	2,688	4,375
Income taxes payable	5,509	3,636

Total current liabilities	18,188	17,024

Deferred income taxes	13,360	0
Commitments and contingencies (Note I)
Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	0	0
Common stock, par value $.01 a share; authorized 100,000,000 shares; issued and outstanding 37,153,398 and 37,033,474 shares, respectively	371	370
Additional paid-in capital	129,312	122,537
Retained earnings	472,730	400,119
Accumulated other comprehensive loss	(16,291)	(21,234)

Total shareholders’ equity	586,122	501,792

	$617,670	$518,816

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

TECHNE Corporation and Subsidiaries

(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Income	Total
Balances at June 30, 2008	38,643	$386	$115,408	$359,208	$12,128	$487,130
Comprehensive income:
Net earnings				105,242		105,242
Other comprehensive income:
Foreign currency translation adjustments					(21,768)	(21,768)
Unrealized gains on available-for-sale investments (net of tax of $1,251)					2,163	2,163

Comprehensive income						85,637
Common stock issued for exercise of options	21	0	975			975
Surrender and retirement of stock to exercise options	(0)	(0)	(22)			(22)
Repurchase of common stock	(1,420)	(14)		(90,615)		(90,629)
Cash dividends				(28,194)		(28,194)
Stock-based compensation expense			1,478			1,478
Tax benefit from exercise of stock options			107			107

Balances at June 30, 2009	37,244	372	117,946	345,641	(7,477)	456,482
Comprehensive income:
Net earnings				109,776		109,776
Other comprehensive income:
Foreign currency translation adjustments					(13,932)	(13,932)
Unrealized gains on available-for-sale investments (net of tax of $97)					175	175

Comprehensive income						96,019
Common stock issued for exercise of options	73	1	3,260			3,261
Repurchase of common stock	(284)	(3)		(16,910)		(16,913)
Cash dividends				(38,388)		(38,388)
Stock-based compensation expense			1,135			1,135
Tax benefit from exercise of stock options			196			196

Balances at June 30, 2010	37,033	370	122,537	400,119	(21,234)	501,792
Comprehensive income:
Net earnings				112,302		112,302
Other comprehensive income:
Foreign currency translation adjustments					5,028	5,028
Unrealized losses on available-for-sale investments (net of tax of $44)					(85)	(85)

Comprehensive income						117,245
Common stock issued for exercise of options	129	1	5,351			5,352
Surrender and retirement of stock to exercise options	(9)	(0)	(561)			(561)
Cash dividends				(39,691)		(39,691)
Stock-based compensation expense			1,138			1,138
Tax benefit from exercise of stock options			847			847

Balances at June 30, 2011	37,153	$371	$129,312	$472,730	$(16,291)	$586,122

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

	Year Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$112,302	$109,776	$105,242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,700	8,130	7,766
Costs recognized on sale of acquired inventory	1,835	0	0
Deferred income taxes	3,194	(1,551)	(730)
Stock-based compensation expense	1,138	1,135	1,478
Excess tax benefit from stock option exercises	(847)	(196)	(107)
Losses by equity method investees	926	1,510	1,290
Other	225	222	458
Change in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(3,624)	(4,034)	49
Inventories	(1,021)	(2,368)	(2,123)
Prepaid expenses	256	(186)	(42)
Trade, other accounts payable and accrued expenses	(591)	(74)	1,394
Salaries, wages and related accruals	1,268	414	(2,803)
Income taxes payable/receivable	3,433	(1,518)	(551)

Net cash provided by operating activities	127,194	111,260	111,321

Cash flows from investing activities:
Acquisitions, net of cash acquired	(131,766)	0	0
Purchase of available-for-sale investments	(151,366)	(176,621)	(49,173)
Proceeds from maturities of available-for-sale investments	39,501	39,555	34,315
Proceeds from sale of available-for-sale investments	134,019	27,045	41,352
Additions to property and equipment	(3,630)	(4,644)	(6,556)
Distribution from unconsolidated entity	0	50	1,340
Increase in other long-term assets	(943)	0	0

Net cash (used in) provided by investing activities	(114,185)	(114,615)	21,278

Cash flows from financing activities:
Cash dividends	(39,691)	(38,388)	(28,194)
Proceeds from stock option exercises	4,790	3,261	953
Excess tax benefit from stock option exercises	847	196	107
Purchase of common stock for stock bonus plans	(294)	(607)	(1,681)
Repurchase of common stock	(1,940)	(14,973)	(90,629)

Net cash used in financing activities	(36,288)	(50,511)	(119,444)

Effect of exchange rate changes on cash and cash equivalents	6,753	(12,935)	(19,207)

Net change in cash and cash equivalents	(16,526)	(66,801)	(6,052)
Cash and cash equivalents at beginning of year	94,139	160,940	166,992

Cash and cash equivalents at end of year	$77,613	$94,139	$160,940

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TECHNE Corporation and Subsidiaries

Years ended June 30, 2011, 2010 and 2009

A. Description of business and summary of significant accounting policies:

Description of business: TECHNE Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem), BiosPacific, Inc. (BiosPacific) and Tocris Cookson, Inc. (Tocris US). The Company develops, manufactures and distributes biotechnology products in Europe through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris UK). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong, Ltd., in Hong Kong.

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

Translation of foreign financial statements: Assets and liabilities of the Company’s foreign operations are translated at year-end rates of exchange and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. Foreign statements of earnings are translated at the average rate of exchange for the year. Foreign currency transaction gains and losses are included in other non-operating expense in the consolidated statements of earnings.

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

Advertising costs: Advertising expenses (including production and communication costs) were $2.9 million, $3.0 million and $3.0 million for fiscal 2011, 2010 and 2009. The Company expenses advertising expenses as incurred.

Share-based compensation: The cost of employee services received in exchange for the award of equity instruments is based on the fair value of the award at the date of grant. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Stock option exercises are satisfied through the issuance of new shares.

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

Financial instruments not measured at fair value: Certain of the Company’s financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current liabilities.

Cash and equivalents: Cash and cash equivalents include cash on hand and highly-liquid investments with original maturities of three months or less.

Available-for-sale investments: Available-for-sale investments consist mainly of debt instruments with original maturities of generally three months to three years and are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices in active markets for identical assets and liabilities (Level 1 inputs). Unrealized gains and losses on available-for-sale securities are excluded from income, but are included in other comprehensive income. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company’s current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year usage forecast. Protein and antibody quantities in excess of the two-year usage forecast are not valued due to uncertainty over salability. Sales of previously unvalued protein and antibody inventory for fiscal years 2011, 2010 and 2009 were not material. Manufacturing costs for proteins and antibodies charged directly to cost of sales were $13.7 million, $12.3 million and $11.9 million for fiscal 2011, 2010 and 2009 respectively.

Depreciation and amortization: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of 5 to 40 years.

Goodwill: At June 30, 2011 and 2010, the Company had recorded goodwill of $86.6 million and $25.1 million, respectively. The increase from fiscal 2010 was the result of goodwill related to acquisitions in fiscal 2011 which are described in Note B. The Company tests goodwill at least annually for impairment. All of the goodwill recorded is within the Company’s biotechnology segment. The Company’s annual assessment included comparison of the carrying amount of each reporting unit, including goodwill, to the fair value of the reporting unit. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2011, as the fair values of the Company’s reporting units substantially exceeded their carrying values, with the exception of the Tocris and Boston Biochem reporting units which were acquired in the fourth quarter of fiscal 2011. The carrying values of Tocris and Boston Biochem approximate fair values at June 30, 2011.

Impairment of intangible and other long-lived assets: Intangible assets are being amortized over their estimated useful lives. The Company reviews the carrying amount of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of asset groups subject to impairment analysis requires the Company to make assumptions and judgments regarding the fair value of these asset groups. Asset groups are considered to be impaired if their carrying amount exceeds the groups’ ability to continue to generate income from operations and positive cash flow in future periods. If asset groups are considered impaired, the amount by which the carrying amount exceeds its fair value would be expensed as an impairment loss. As of June 30, 2011, the Company has determined that no impairment exists.

Investments in unconsolidated entities: The Company has equity investments in several start-up and early development stage companies, among them ChemoCentryx, Inc, (CCX), Hemerus Medical, LLC (Hemerus), Nephromics, LLC (Nephromics) and ACTGen, Inc. (ACTGen). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company’s share in the equity of the investee and the Company’s ability to exercise significant influence over the operating and financial policies of the investee.

Recent accounting pronouncements: In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income under an amendment to Topic 220. Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company must comply with ASU No. 2011-05 for the quarter ended September 30, 2012. The Company does not believe this update will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, now codified in ASC Topic 810, Consolidation. This statement amends the consolidation guidance applicable to variable interest entities and was effective for the Company beginning July 1, 2010. The adoption of the Statement did not have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications: Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform to the current year presentation. These reclassifications had no impact on net earnings or shareholders’ equity as previously reported. The Company reclassified prior years’ amortization expense as appropriate based upon the nature of the related intangible asset to cost of sales or selling, general and administrative expense.

B. Acquisitions:

Boston Biochem, Inc.: On April 1, 2011, the Company’s R&D Systems subsidiary acquired for cash the assets of Boston Biochem, Inc., a developer and manufacturer of innovative ubiquitin-related research products based in Cambridge, Massachusetts. These products provide biomedical researchers tools that facilitate and accelerate basic research and drug discovery efforts. R&D Europe simultaneously acquired for cash the assets of Boston Biochem Limited, a United Kingdom based company that served as the European distributor of Boston Biochem, Inc. products.

In connection with the Boston Biochem acquisition, the Company recorded $1.9 million of developed technology intangible assets that have an estimated useful life of 12 years, $1.7 million of trade name intangible assets that have an estimated useful life of 12 years, $400,000 related to a non-compete agreement that has an estimated useful life of 5 years, and $300,000 related to customer relationships that have an estimated useful life of 12 years. The intangible asset amortization is deductible for income tax purposes.

The goodwill recorded as a result of the Boston Biochem acquisition represents the strategic benefits of enhancing and supplementing the depth and breadth of the Company’s biotechnology product offering and augmenting its ability to serve research scientists, as well as leverage its marketing, sales and distribution capabilities with this important product class. The goodwill is deductible for income tax purposes.

Transaction costs of approximately $148,000 were expensed as incurred and were included in the Company’s selling, general and administrative costs during the fiscal year ended June 30, 2011.

Tocris Holdings Limited: On April 28, 2011, the Company’s subsidiaries, R&D Systems and R&D Europe, acquired for cash all of the outstanding shares of Tocris Holdings Limited and subsidiaries (Tocris). Tocris is a leading supplier of biologically active neuro- and bio-chemical reagents for non-clinical life science research. Its products are used in both in-vitro and in-vivo experiments to understand biological processes and diseases as part of the initial drug discovery process. Tocris is based in Bristol, United Kingdom.

In connection with the acquisition of Tocris, the Company recorded $25.3 million of developed technology intangible assets that have an estimated useful life of 15 years, $16.5 million of trade name intangible assets that have an estimated useful life of 10 years, and $6.6 million related to customer relationships that have an estimated useful life of 13 years. The intangible asset amortization is not deductible for income tax purposes.

The goodwill recorded as a result of the Tocris acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

Transaction costs of approximately $1.6 million were expensed as incurred and were included in the Company’s selling, general and administrative costs during the fiscal year ended June 30, 2011.

The aggregate purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed based on their preliminarily estimated fair values at the date of acquisition. The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the fiscal 2011 acquisitions (in thousands):

	Boston Biochem	Tocris
Current assets	$1,738	$33,837
Intangible assets	4,300	48,425
Goodwill	1,500	61,365
Equipment	484	1,233

Total assets acquired	8,022	144,860
Current liabilities	134	1,800
Deferred income taxes	0	19,182

Net assets acquired	$7,888	$123,878

Cash paid, net of cash acquired	$7,888	$123,878

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The purchase price allocated to developed technology, trade names and customer relationships was based on management’s forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased with consideration to other factors including an independent valuation of management’s assumptions. The developed technology is being amortized with the expense reflected in cost of goods sold in the Consolidated Statement of Earnings. Amortization expense related to trade names, the non-compete agreement and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings. The deferred income tax liability represents the estimated future impact of adjustments for the cost to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

The following table contains unaudited pro forma results for the years ended June 30, 2011 and 2010, as if the Tocris acquisition had occurred at the beginning of fiscal 2010. Pro forma results of operations have not been presented for the Boston Biochem acquisition since the effects were not material to the Company. The results of operations of all acquired businesses have been included in the Company’s Consolidated Statement of Earnings since the dates of acquisition. Amounts are in thousands, except per share data.

	2011		2010
	Reported	Pro forma (Unaudited)	Reported	Pro forma (Unaudited)
Net sales	$289,962	$305,860	$269,047	$286,913
Net earnings	112,302	118,641	109,776	113,558
Net earnings per share:
Basic	3.03	3.20	2.95	3.05
Diluted	3.02	3.19	2.94	3.04

Pro forma adjustments relate to amortization of identified intangible assets, reduced interest income resulting from using cash to complete the acquisitions and certain other adjustments together with related income tax effects. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future. The above pro forma financial results include the results of continuing operations of Tocris in its entirety during these periods.

C. Available-for-sale investments:

At June 30, 2011 and 2010, the amortized cost and market value of the Company’s available-for-sale securities by major security type were as follows (in thousands):

	June 30,
	2011		2010
	Cost	Market	Cost	Market
State and municipal debt securities	$166,005	$166,846	$196,452	$197,437
Corporate debt securities	16,100	16,246	12,688	12,849
U.S. government securities	1,502	1,517	771	771
Foreign corporate debt securities	7,474	7,489	4,639	4,639
Foreign government securities	3,090	3,090	147	147

	$194,171	$195,188	$214,697	$215,843

Gross unrealized gains and unrealized losses on available-for-sale investments were $1.1 million and $58,000, respectively, at June 30, 2011. Gross unrealized gains and unrealized losses on available-for-sale investments were $1.2 million and $28,000, respectively, at June 30, 2010.

Unrealized gains and losses on the Company’s available-for-sale investments are caused by interest rate changes. The Company has the ability and intent to hold its available-for-sale investments that are in an unrealized loss position until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011. The net unrealized gain or loss on available-for-sale investments, net of tax benefit, is reflected in accumulated other comprehensive income, a component of shareholders’ equity.

At June 30, 2011, the Company’s investments in an unrealized loss position that have been determined to be temporarily impaired were as follows (in thousands):

Period of Unrealized Loss:	Fair Value	Unrealized Losses
Less than one year	$3,561	$58
Greater than one year	0	0

	$3,561	$58

Contractual maturities of available-for-sale investments are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

Year Ending June 30, 2011:
Due within one year	$63,200
Due one to five years	131,988

$195,188

Proceeds from maturities or sales of available-for-sale securities were $173.5 million, $66.6 million and $75.7 million during fiscal 2011, 2010 and 2009, respectively. There were no material realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

D. Inventories:

Inventories consist of (in thousands):

	June 30,
	2011	2010
Raw materials	$5,644	$5,433
Finished goods	39,262	8,304

	$44,906	$13,737

At June 30, 2011 and 2010, the Company had $21.8 million and $19.9 million, respectively, of excess protein and antibody inventory on hand which was not valued.

E. Property and equipment:

Property and equipment consist of (in thousands):

	June 30,
	2011	2010
Cost:
Land	$7,497	$7,419
Buildings and improvements	119,833	118,412
Laboratory equipment	30,315	26,482
Office and computer equipment	5,407	4,672

	163,052	156,985
Accumulated depreciation and amortization	(67,654)	(59,585)

	$95,398	$97,400

F. Goodwill and intangible assets:

Changes to the carrying amount of goodwill consists of (in thousands)

	Year Ended June 30,
	2011	2010
Beginning balance	$25,068	$25,068
Acquisitions	62,865	0
Currency translation	(1,300)	0

Ending balance	$86,633	$25,068

Intangible assets consist of (in thousands):

		June 30,
	Useful Life	2011	2010
Developed technology	8-12 years	29,943	3,483
Trade names	12-15 years	18,021	0
Customer relationships	8-14 years	$8,781	$1,966
Non-compete agreement	5 years	400	0

		57,145	5,449
Accumulated amortization		(4,863)	(3,405)

		$52,282	$2,044

Changes to the carrying amount of net intangible assets consists of (in thousands)

	Year Ended June 30,
	2011	2010
Beginning balance	$2,044	$3,004
Acquisitions	52,725	0
Amortization expense	(1,464)	(960)
Currency translation	(1,023)	0

Ending balance	$52,282	$2,044

Amortization expense related to technologies included in cost of sales was $890,000, $435,000 and $435,000 in fiscal 2011, 2010 and 2009, respectively. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $574,000, $525,000 and $525,000 in fiscal 2011, 2010 and 2009, respectively.

The estimated future amortization expense for intangible assets as of June 30, 2011 is as follows (in thousands):

Year Ending June 30:
2012	$5,135
2013	5,135
2014	4,454
2015	4,453
2016	4,434
Thereafter	28,671

$52,282

G. Investments in unconsolidated entities:

The Company has invested in the preferred stock of CCX, a technology and drug development company and holds a 16.6% ownership percentage at June 30, 2011. The Company has evaluated the cost versus equity method of accounting for its investment in CCX and determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCX and therefore, accounts for its investment on a cost basis. The Company’s net investment in CCX at both June 30, 2011 and 2010 was $14.3 million. In accordance with ASC Topic 825, Financial Instruments, the Company has determined that it is not practicable to estimate the fair value of its investment in CCX. Information related to future cash flows of CCX are not readily available as future cash flows are highly dependent on the ability of CCX to raise additional funds, acceptance of its products by the market, and/or U.S. Food and Drug Administration clearance to market its products. The Company has not identified any events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

The Company has a 16.8% ownership interest in Nephromics at June 30, 2011. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. The Company has financial exposure to any losses of Nephromics to the extent of its net investment, which was $3.7 million and $4.0 million at June 30, 2011 and 2010, respectively.

The Company has an 8.3% ownership percentage in Hemerus at June 30, 2011. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. Hemerus owns two patents and has several patent applications pending and has received FDA clearance to market its products in the U.S. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. The Company has financial exposure to any losses of Hemerus to the extent of its net investment, which was $773,000 and $1.2 million at June 30, 2011 and 2010, respectively.

The Company holds a 13.6% ownership percentage in ACTGen, a development stage biotechnology company located in Japan, as of June 30, 2011. ACTGen has intellectual property related to the identification and expression of molecules. The Company’s net investment in ACTGen was $925,000 and $1.1 million at June 30, 2011 and 2010, respectively.

The Company does not currently provide loans, guarantees or other financial assistance to CCX, Nephromics, Hemerus, or ACTGen and has no obligation to provide additional funding.

H. Debt:

The Company’s short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2011. The line of credit expires on October 31, 2011. The interest rate charged on the line of credit is a floating rate at the one-month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line outstanding as of June 30, 2011 and 2010.

I. Commitments and contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. At June 30, 2011, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
2012	$774
2013	764
2014	380
2015	210
2016	171
Thereafter	549

$2,848

Total rent expense was approximately $416,000, $326,000 and $393,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.

J. Share-based compensation and other benefit plans:

Equity incentive plan: The Company’s 2010 Equity Incentive Plan (the 2010 Plan) provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There are 3.0 million shares of common stock authorized for grant under the 2010 Plan. At June 30, 2011, there were 2.8 million shares of common stock available for grant under the 2010 Plan. The maximum term of incentive options granted under the 2010 Plan is ten years. The 2010 Plan replaced the Company’s 1998 Nonqualified Stock Option Plan (the 1998 Plan) and 1997 Incentive Stock Option Plan (the 1997 Plan). The 2010 Plan, the 1998 Plan and the 1997 Plan (collectively, the Plans) are administered by the Board of Directors and its Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards at June 30, 2011 under the 2010 Plan, the 1998 Plan and the 1997 Plan were 183,000, 248,000, and 68,000, respectively.

Stock option activity, under the Plans for the three years ended June 30, 2011, consists of the following (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Avg. Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	372	$47.36
Granted	47	65.07
Exercised	(21)	46.43

Outstanding at June 30, 2009	398	49.49
Granted	115	64.71
Exercised	(73)	44.67

Outstanding at June 30, 2010	440	56.26
Granted	188	71.71
Exercised	(129)	41.48

Outstanding at June 30, 2011	499	$64.15	6.2	$9.6 million

Exercisable at June 30:
2009	379	$48.96
2010	367	51.96
2011	309	58.80	6.0	$7.6 million

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2011	2010	2009
Dividend yield	1.5%	1.6%	1.6%
Expected volatility	22%-27%	22%-30%	24%-37%
Risk-free interest rates	1.3%-2.3%	1.7%-3.1%	2.9%-3.5%
Expected lives	5 years	6 years	7 years

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

The weighted average fair value of options granted during fiscal 2011, 2010 and 2009 was $14.58, $14.76 and $28.21, respectively. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 were $3.1 million, $1.6 million and $648,000, respectively. The total fair value of options vested during fiscal 2011, 2010 and 2009 were $1.0 million, $1.1 million and $1.5 million, respectively.

Stock-based compensation cost of $1.1 million, $1.1 million and $1.5 million was included in selling, general and administrative expense in fiscal 2011, 2010 and 2009, respectively. As of June 30, 2011, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options which will be expensed in fiscal 2012 through 2015. The weighted average period over which the compensation cost is expected to be recognized is 1.5 years.

Profit sharing plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $718,000, $341,000 and $617,000 for the years ended June 30, 2011, 2010 and 2009, respectively. The Company operates defined contribution pension plans for employees of R&D Europe and Tocris UK. Operations have been charged for contributions to the plans of $240,000, $162,000 and $154,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

Stock bonus plans: The Company may make contributions to its stock bonus plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2011, 2010 and 2009 operations have been charged for contributions to the plan of $690,000, $419,000 and $647,000, respectively.

Performance incentive program: Under certain employment agreements with executive officers, the Company recorded bonuses of $39,000, $44,000 and $76,000 for the years ended June 30, 2011, 2010 and 2009, respectively. In addition, options for 3,364, 40,697 and 981 shares of common stock were granted to the executive officers during fiscal 2011, 2010 and 2009, respectively.

K. Income taxes:

The provisions for income taxes consist of the following (in thousands):

	Year Ended June 30,
	2011	2010	2009
Earnings before income taxes consist of:
Domestic	$131,080	$124,860	$121,585
Foreign	33,901	31,586	33,778

	$164,981	$156,446	$155,363

Taxes on income consist of:
Currently payable:
Federal	$36,600	$37,098	$38,621
State	2,302	1,856	2,308
Foreign	9,854	9,266	9,920
Net deferred:
Federal	3,893	(1,494)	(721)
State	19	39	9
Foreign	11	(95)	(16)

	$52,679	$46,670	$50,121

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

	Year Ended June 30,
	2011	2010	2009
Computed expected federal income tax expense	$57,743	$54,756	$54,377
State income taxes, net of federal benefit	1,463	1,247	1,805
Qualified production activity deduction	(3,889)	(2,459)	(2,397)
Research and development tax credit	(1,329)	(444)	(1,192)
Tax-exempt interest	(858)	(1,114)	(1,424)
Increase (decrease) in deferred tax valuation allowance	60	44	(235)
Foreign exchange loss on repatriation	0	(4,424)	0
Other	(511)	(936)	(813)

	$52,679	$46,670	$50,121

Temporary differences comprising deferred taxes on the Consolidated Balance Sheets are as follows (in thousands):

	June 30
	2011	2010
Inventory	$4,269	$8,902
Unrealized profit on intercompany sales	1,075	935
Excess tax basis in equity investments	3,643	3,651
Foreign tax credit carryforward	0	3,304
Deferred compensation	2,198	1,910
Other	596	950
Valuation allowance	(3,016)	(2,956)

Net deferred tax assets	8,765	16,696
Goodwill and intangible asset amortization	(15,077)	(1,241)
Depreciation	(485)	0
Other	(766)	(1,065)

Deferred tax liabilities	(16,328)	(2,306)

Net deferred tax (liabilities) assets	$(7,563)	$14,390

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company has provided a valuation allowance for potential capital loss carryovers resulting from excess tax basis in certain of its equity investments. The Company believes that it is more likely than not that the recorded deferred tax assets, net of valuation allowance, will be realized.

During fiscal 2010, the Company’s R&D Europe subsidiary declared and paid a dividend of £50 million ($74.4 million) to the Company. The £50 million R&D Europe earnings had previously been taxed in the U.S. and therefore, no additional U.S. income tax resulted from the repatriation. The Company recorded a foreign currency exchange tax loss on the transaction of approximately $12.8 million and as a result, reported a $4.7 million reduction in income tax expense in fiscal 2010.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $112 million as of June 30, 2011. Deferred taxes have not been provided on such undistributed earnings, as the Company has either paid U.S. taxes on the undistributed earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

A summary of changes in unrecognized tax benefits is as follows (in thousands):

	June 30
	2011	2010
Beginning balance	$96	$91
Change due to tax positions related to the current year	(53)	15
Decrease due to lapse of statute of limitations	(9)	(10)

Ending balance	$34	$96

The gross unrecognized tax benefit balance as of June 30, 2011, 2010 and 2009 includes $3,000, $5,000 and $6,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties were not material at June 30, 2011 and 2010.

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota, Massachusetts and California, and several jurisdictions outside the U.S. U.S. tax returns for 2008 and subsequent years remain open to examination by the tax authorities. The Company’s major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to examination for 2007 and subsequent years, and China, which has calendar year 2011 open to examination.

L. Earnings per share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2011	2010	2009
Net earnings used for basic and diluted earnings per share	$112,302	$109,776	$105,242

Weighted average shares used in basic computation	37,098	37,255	37,802
Dilutive stock options	74	92	98

Weighted average shares used in diluted computation	37,172	37,347	37,900

Basic EPS	$3.03	$2.95	$2.78
Diluted EPS	$3.02	$2.94	$2.78

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 77,000, 70,000 and 26,000 at June 30, 2011, 2010 and 2009, respectively.

M. Segment information:

The Company has two reportable segments based on the nature of its products. As a result of the above acquisitions, the Company has changed the presentation of its segment disclosure from three reporting segments (biotechnology, R&D Europe and hematology) to two reporting segments (biotechnology and hematology). R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s hematology reporting segment, which consists of R&D Systems’ Hematology Division, develops and manufactures hematology controls and calibrators for sale world-wide. Corresponding items of segment information have been revised for prior periods to conform to the current year presentation. No customer of either segment accounted for more than 10% of the Company’s consolidated net sales for the years ended June 30, 2011, 2010 and 2009.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2011	2010	2009
External sales
Biotechnology	$270,287	$250,653	$246,454
Hematology	19,675	18,394	17,502

Consolidated net sales	$289,962	$269,047	$263,956

Earnings before taxes
Biotechnology	$164,332	$155,989	$156,039
Hematology	7,222	6,869	6,143

Segment earnings before taxes	171,554	162,858	162,182
Other	(6,573)	(6,412)	(6,819)

Consolidated earnings before taxes	$164,981	$156,446	$155,363

Goodwill
Biotechnology	$86,633	$25,068	$25,068
Hematology	0	0	0

Consolidated goodwill	$86,633	$25,068	$25,068

Intangible assets, net
Biotechnology	$52,282	$2,044	$3,004
Hematology	0	0	0

Consolidated intangible assets, net	$52,282	$2,044	$3,004

Assets
Biotechnology	$505,087	$400,112	$355,445
Hematology	21,046	18,543	15,804

Segment assets	526,133	418,655	371,249
Other	91,537	100,161	100,756

Consolidated assets	$617,670	$518,816	$472,005

Depreciation and amortization
Biotechnology	$7,165	$5,411	$4,502
Hematology	417	340	229

Segment depreciation and amortization	7,582	5,751	4,731
Other	1,118	2,379	3,035

Consolidated depreciation and amortization	$8,700	$8,130	$7,766

Capital purchases
Biotechnology	$2,707	$3,885	$3,501
Hematology	149	208	94

Segment capital purchases	2,856	4,093	3,595
Other	774	551	2,961

Consolidated capital purchases	$3,630	$4,644	$6,556

The other reconciling items include the results of unallocated corporate expenses and assets, and the Company’s share of losses from its equity method investees.

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2011	2010	2009
External sales
United States	$159,857	$148,137	$147,271
Europe	83,676	78,496	79,381
China	8,299	6,792	5,645
Other	38,130	35,622	31,659

Total external sales	$289,962	$269,047	$263,956

Long-lived assets
United States	$88,802	$91,554	$93,571

Europe	7,819	6,299	7,214
China	96	70	98

Total long-lived assets	$96,717	$97,923	$100,883

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets.

N. Supplemental disclosures of cash flow information and noncash investing and financing activities:

In fiscal 2011, 2010 and 2009, the Company paid cash for income taxes of $46.2 million, $49.7 million and $50.9 million, respectively.

In fiscal 2011, stock options for 14,834 shares of common stock were exercised by the surrender of 9,096 shares of common stock at fair market value of $561,000. In fiscal 2009, stock options for 785 shares of common stock were exercised by the surrender of 348 shares of common stock at fair market value of $22,000.

O. Accumulated other comprehensive income:

Accumulated other comprehensive (loss) income consists of (in thousands):

	June 30,
	2011	2010	2009
Foreign currency translation adjustments	$(16,939)	$(21,967)	$(8,035)
Net unrealized gain on available-for-sale investments, net of tax	648	733	558

	$(16,291)	$(21,234)	$(7,477)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TECHNE Corporation:

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2011. We also have audited TECHNE Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TECHNE Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TECHNE Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota

August 29, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of June 30, 2011, management, under the supervision of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2011.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than “Executive Officers of the Registrant” which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Compliance With Section 16(a) of the Exchange Act” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled “Corporate Governance” and “Executive Compensation Discussion and Analysis” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about the Company’s equity compensation plans at June 30, 2011 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Shareholders (1)	499,000	$64.15	2.8 million
Equity compensation plans not approved by Shareholders	0	0	0

(1)	Includes the Company’s 2010 Equity Incentive Plan, 1997 Incentive Stock Option Plan and 1998 Nonqualified Stock Option Plan.

The remaining information required by Item 12 is incorporated by reference to the sections entitled “Principal Shareholders” and “Management Shareholdings” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Consolidated Statements of Earnings for the Years Ended June 30, 2011, 2010 and 2009

Consolidated Balance Sheets as of June 30, 2011 and 2010

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended June 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended June 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the Years Ended June 30, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

A. (2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or Notes thereto.

A. (3) Exhibits.

See “Exhibit Index” immediately following signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNE CORPORATION

Date: August 29, 2011	/s/ THOMAS E. OLAND
	By:	Thomas E. Oland
	Its:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 29, 2011	/s/ THOMAS E. OLAND
Thomas E. Oland
Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)

August 29, 2011	/s/ ROGER C. LUCAS, PH.D.
Dr. Roger C. Lucas
Vice Chairman and Director

August 29, 2011	/s/ HOWARD V. O’CONNELL
Howard V. O’Connell, Director

August 29, 2011	/s/ RANDOLPH C. STEER, PH.D., M.D.
Dr. Randolph C. Steer, Director

August 29, 2011	/s/ ROBERT V. BAUMGARTNER
Robert V. Baumgartner, Director

August 29, 2011	/s/ CHARLES A. DINARELLO, M.D.
Dr. Charles A. Dinarello, Director

August 29, 2011	/s/ KAREN A. HOLBROOK, PH.D.
Dr. Karen A. Holbrook, Director

August 29, 2011	/s/ JOHN L. HIGGINS
John L. Higgins, Director

August 29, 2011	/s/ ROELAND NUSSE, PH.D.
Dr. Roeland Nusse, Director

August 29, 2011	/s/ GREGORY J. MELSEN
Gregory J. Melsen, Chief Financial Officer
(principal financial officer)

August 29, 2011	/s/ KATHLEEN M. BACKES
Kathleen M. Backes, Controller

EXHIBIT INDEX

for Form 10-K for the 2011 Fiscal Year

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Company, as amended to date—incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended September 30, 2000.*

3.2	Restated Bylaws of the Company, as amended to date—incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, dated November 14, 2007.*

10.1**	Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Thomas E. Oland—incorporated by reference to Exhibit 10.2 of the Company’s Form 10, dated October 27, 1988.*

10.2**	Company’s Profit Sharing Plan—incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated October 27, 1988.*

10.3**	Company’s Stock Bonus Plan—incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated October 27, 1988.*

10.4**	1997 Incentive Stock Option Plan—incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended June 30, 1997.*

10.5**	Form of Stock Option Agreement for 1997 Incentive Stock Option Plan—incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K for the year ended June 30, 1997.*

10.6	Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997—incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended December 31, 1997.*

10.7**	1998 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.8**	Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.9	Investors Rights Agreement dated February 2, 2001 among ChemoCentryx, Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997—incorporated by reference to Exhibit 10.32 of the Company’s 10-K for the year ended June 30, 2001.*

10.10	Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company—incorporated by reference to Exhibit 10.33 of the Company’s 10-K for the year ended June 30, 2001.*

10.11**	Form of Indemnification Agreement entered into with each director and executive officer of the Company—incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended December 31, 2002.*

Exhibit Number	Description

10.12	Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc and the Company and certain investors—incorporated by reference to Exhibit 10.31 of the Company’s 10-K for the year ended June 30, 2006.*

10.13**	Amended and Restated Employment Agreement, dated April 30, 2010, with Gregory J. Melsen—incorporated by reference to Exhibit 10.14 of the Company’s 10-K for the year ended June 30, 2010.*

10.14**	Description of Amended Executive Officer’s Incentive Bonus Plan--incorporated by reference to Exhibit 10.14 of the Company’s 10-K for the year ended June 30, 2010.*

10.15**	2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated October 28, 2010.*

10.16**	Form of Nonqualified Stock Option Agreement for the 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.2 of the Company’s 8-K dated October 28, 2010.*

10.17**	Form of Incentive Stock Option Agreement for the 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.3 of the Company’s 8-K dated October 28, 2010.*

10.18	Share Purchase Agreement by and among Research and Diagnostic Systems, Inc., R&D Systems Europe Ltd., and the shareholders of Tocris Holdings Ltd., dated April 28, 2011—incorporated by reference to Exhibit 2.1 of the Company’s 8-K dated April, 28, 2011.*

10.19**	Amended and Restated Employment Agreement, dated July 1, 2011, with Marcel Veronneau.

21	Subsidiaries of the Company:

Name	State/Country of Incorporation
Research and Diagnostic Systems, Inc. (R&D Systems)	Minnesota
BiosPacific, Inc.	Minnesota
Boston Biochem, Inc.	Minnesota
Tocris Cookson, Inc.	Delaware
Tocris Holdings Limited	United Kingdom
Tocris Investments Limited	United Kingdom
Tocris Cookson Limited	United Kingdom
R&D Systems Europe Ltd.	United Kingdom
R&D Systems GmbH	Germany
R&D Systems China Co., Ltd.	China
R&D Systems Hong Kong Ltd.	Hong Kong

Exhibit Number	Description

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Tocris Holdings Limited—incorporated by reference to Exhibit 99.1 of the Company’s Amended 8-K/A dated April 28, 2011.*

99.2	Pro forma financial information related to Techne’s acquisition of Tocris Holdings Limited—incorporated by reference to Exhibit 99.2 of the Company’s Amended 8-K/A dated April 28, 2011.*

101***	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.***

*	Incorporated by reference; SEC File No. 000-17272
**	Management contract or compensatory plan or arrangement
***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.