Form 10-Q
period 2011-09-30
TECHNE CORP /MN/
filed 2011-11-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

At November 2, 2011, 37,000,657 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,
	2011	2010
Net sales	$77,596	$67,945
Cost of sales	19,209	15,350

Gross margin	58,387	52,595

Operating expenses:
Selling, general and administrative	10,773	7,613
Research and development	6,667	6,619

Total operating expenses	17,440	14,232

Operating income	40,947	38,363

Other income (expense):
Interest income	728	847
Other non-operating expense, net	(1,175)	(257)

Total other income	(447)	590

Earnings before income taxes	40,500	38,953
Income taxes	12,979	12,580

Net earnings	$27,521	$26,373

Earnings per share:
Basic	$0.74	$0.71
Diluted	$0.74	$0.71
Cash dividends per common share:	$0.27	$0.26
Weighted average common shares outstanding:
Basic	37,095	37,040
Diluted	37,170	37,107

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

(unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,235	$77,613
Short-term available-for-sale investments	54,120	63,200
Trade accounts receivable, less allowance for doubtful accounts of $444 and $448, respectively	34,092	35,914
Other receivables	1,547	1,946
Inventories	42,116	44,906
Deferred income taxes	6,730	5,797
Prepaid expenses	1,170	1,041

Total current assets	219,010	230,417

Available-for-sale investments	148,949	131,988
Property and equipment, net	94,352	95,398
Goodwill	85,360	86,633
Intangible assets, net	50,030	52,282
Investments in unconsolidated entities	19,435	19,633
Other assets	11,300	1,319

	$628,436	$617,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,734	$5,207
Salaries, wages and related accruals	4,864	4,784
Accrued expenses	11,680	2,688
Income taxes payable	3,958	5,509

Total current liabilities	26,236	18,188

Deferred income taxes	12,846	13,360
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,004,657 and 37,153,398, respectively	370	371
Additional paid-in capital	129,653	129,312
Retained earnings	479,551	472,730
Accumulated other comprehensive loss	(20,220)	(16,291)

Total shareholders’ equity	589,354	586,122

	$628,436	$617,670

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,521	$26,373
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,135	2,008
Costs recognized on sale of acquired inventory	2,148	0
Deferred income taxes	(1,066)	811
Stock-based compensation expense	290	136
Excess tax benefit from stock option exercises	(7)	(83)
Losses by equity method investees	198	328
Other	19	46
Change in operating assets and operating liabilities:
Trade accounts and other receivables	1,591	(102)
Inventories	(226)	(273)
Prepaid expenses	(145)	(72)
Trade accounts payable and accrued expenses	1,598	(295)
Salaries, wages and related accruals	825	219
Income taxes payable	(1,449)	1,607

Net cash provided by operating activities	34,432	30,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(34,311)	(42,929)
Proceeds from sales of available-for-sale investments	10,195	19,308
Proceeds from maturities of available-for-sale investments	24,763	22,308
Additions to property and equipment	(1,096)	(1,052)
Increase in other long-term assets	(10,000)	0

Net cash used in investing activities	(10,449)	(2,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(10,026)	(9,629)
Proceeds from stock option exercises	45	867
Excess tax benefit from stock option exercises	7	83
Purchase of common stock for stock bonus plans	(907)	(294)
Repurchase of common stock	(10,675)	(1,940)

Net cash used in financing activities	(21,556)	(10,913)

Effect of exchange rate changes on cash and cash equivalents	(805)	3,448

Net increase in cash and cash equivalents	1,622	20,873
Cash and cash equivalents at beginning of period	77,613	94,139

Cash and cash equivalents at end of period	$79,235	$115,012

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TECHNE Corporation and Subsidiaries

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

A summary of significant accounting policies followed by the Company is detailed in the Company’s Annual Report on Form 10-K for fiscal 2011. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K for fiscal 2011.

Certain reclassifications have been made to prior years’ Condensed Consolidated Financial Statements to conform to the current year presentation. The Company reclassified prior years’ amortization expense as appropriate based upon the nature of the related intangible asset to cost of sales or selling, general and administrative expense. These reclassifications had no impact on net earnings or shareholders’ equity as previously reported.

B. Available-for-sale investments:

The Company’s available-for-sale securities of $203 million at September 30, 2011 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.

C. Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2011	2011
Raw materials	$5,455	$5,644
Finished goods	36,661	39,262

	$42,116	$44,906

D. Property and equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2011	2011
Cost:
Land	$7,464	$7,497
Buildings and improvements	120,366	119,833
Laboratory equipment	30,269	30,315
Office equipment	5,506	5,407

	163,605	163,052
Accumulated depreciation and amortization	69,253	67,654

	$94,352	$95,398

E. Intangible assets and goodwill:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2011	2011
Developed technology	$29,230	$29,943
Trade names	17,820	18,021
Customer relationships	8,688	8,781
Non-compete agreement	400	400

	56,138	57,145
Accumulated amortization	6,108	4,863

	$50,030	$52,282

The change in the carrying amount of net intangible assets for the quarter ended September 30, 2011 resulted from amortization expense and currency translation. Amortization expense related to technologies included in cost of sales was $764,000 and $109,000 for the quarters ended September 30, 2011 and 2010, respectively. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $521,000 and $61,000 for the quarters ended September 30, 2011 and 2010, respectively. The change in the carrying amount of goodwill for the quarter ended September 30, 2011 resulted from currency translation.

F. Other assets

Included in “Other assets” at September 30, 2011 is a loan receivable from ChemoCentryx, Inc. (CCX). In September 2011, the Company entered into a $10 million loan agreement with CCX, one of its equity investees. The loan bears interest at 5% with interest due annually until maturity on September 30, 2021. The loan agreement contains a number of conversion features contingent upon CCX obtaining future debt or equity financing. In addition, the agreement includes a $5 million commitment by the Company to participate in a private placement in the event of a successful public offering of CCX shares.

G. Share-based compensation:

Option activity under the Company’s stock option plans during the quarter ended September 30, 2011 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	499	$64.15
Granted	25	$76.15
Exercised	(1)	$39.93

Outstanding at September 30, 2011	523	$64.78	6.0	$2.9 million

Exercisable at September 30, 2011	314	$59.16	5.8	$2.8 million

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Quarter Ended September 30,
	2011	2010
Dividend yield	1.4%	1.8%
Expected annualized volatility	23%	23%
Risk free interest rate	1.4%	1.4%
Expected life	4 years	4 years

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

The weighted average per share fair value of options granted during the quarters ended September 30, 2011 and 2010 was $13.66 and $9.67, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2011 and 2010 was $34,000 and $317,000, respectively. The total fair value of options vested during the quarters ended September 30, 2011 and 2010 was $71,000 and $49,000, respectively.

Stock-based compensation cost of $290,000 and $136,000 was included in selling, general and administrative expense for the quarters ended September 30, 2011 and 2010, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of September 30, 2011, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options, which will be expensed in fiscal 2012 through 2015. The weighted average period over which the compensation cost is expected to be recognized is 1.5 years.

H. Earnings per share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended September 30,
	2011	2010
Weighted average common shares outstanding-basic	37,095	37,040
Dilutive effect of stock options	75	67

Weighted average common shares outstanding-diluted	37,170	37,107

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 170,000 and 105,000 for the quarters ended September 30, 2011 and 2010, respectively.

I. Segment information:

The Company has two reportable segments based on the nature of products: biotechnology and hematology. Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended September 30,
	2011	2010
External sales
Biotechnology	$72,303	$63,041
Hematology	5,293	4,904

Consolidated net sales	$77,596	$67,945

Earnings before income taxes
Biotechnology	$39,984	$38,460
Hematology	1,918	1,922

Segment earnings before income taxes	41,902	40,382
Unallocated corporate expenses and equity method investee losses	(1,402)	(1,429)

Consolidated earnings before income taxes	$40,500	$38,953

J. Comprehensive income:

Comprehensive income was as follows (in thousands):

	Quarter Ended September 30,
	2011	2010
Net earnings	$27,521	$26,373
Foreign currency translation adjustments	(3,901)	3,899
Unrealized (loss) gain on available-for-sale investments, net of tax	(28)	44

	$23,592	$30,316

Accumulated other comprehensive (loss) income consists of (in thousands):

	September 30,	June 30,
	2011	2011
Foreign currency translation adjustments	$(20,840)	$(16,939)
Net unrealized gain on available-for-sale investments, net of tax	620	648

	$(20,220)	$(16,291)

K. Recent accounting pronouncements:

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

In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Other under an amendment to Topic 350, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The update is effective for the Company for annual and interim goodwill impairment tests for fiscal 2013. Early adoption is permitted. The Company does not believe this update will have a material impact on the Company’s consolidated financial statements.

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

The Company has two reportable segments based on the nature of its products: biotechnology and hematology. R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s hematology reporting segment, which consists of R&D Systems’ Hematology Division, develops and manufactures hematology controls and calibrators for sale world-wide.

RESULTS OF OPERATIONS

Consolidated net sales increased 14.2% and consolidated net earnings increased 4.4%, respectively, for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. Consolidated net sales for the quarter ended September 30, 2011 included $5.6 million of revenues from the Boston Biochem and Tocris businesses that were acquired during the fourth quarter of fiscal 2011. Consolidated net sales and net earnings for the quarter ended September 30, 2011 were positively affected by changes in exchange rates from the prior year. The favorable impact of the change from the prior year in exchange rates used to convert sales and net earnings in foreign currencies (primarily British pounds sterling, euros and Chinese yuan) into U.S. dollars was $1.9 million and $353,000, respectively, for the quarter ended September 30, 2011.

Net sales

Consolidated net sales for the quarter ended September 30, 2011 were $77.6 million, an increase of $9.7 million (14.2%) from the quarter ended September 30, 2010. Included in consolidated net sales for the quarter ended September 30, 2011 was $5.6 million of revenues from products of companies acquired during the fourth quarter of fiscal 2011. Excluding these revenues from acquisitions and the effect of changes in foreign currency exchange rates, consolidated net sales increased 3.2% for the quarter ended September 30, 2011 from the comparable prior-year period. Included in consolidated net sales for the quarter ended September 30, 2011 was $235,000 of sales of new biotechnology products that had their first sale in fiscal 2012.

Biotechnology segment net sales increased $9.3 million (14.7%) for the quarter ended September 30, 2011 compared to the same prior-year period. Excluding revenues from acquisitions and changes in exchange rates from the prior year, biotechnology segment sales increased $1.8 million (2.8%). This increase was mainly the result of increased sales volume. For the quarter ended September 30, 2011, Biotechnology net sales to U.S. industrial pharmaceutical and biotechnology customers increased 9.3% and Biotechnology net sales to U.S. academic customers decreased 2.5% compared to the comparable prior-year periods. Sales to Pacific Rim distributors remained unchanged from the comparable prior-year quarter. Biotechnology segment net sales by R&D Europe and R&D China increased 11.6% (decrease of 0.7% in constant currency) and 24.0% (14.1% in constant currency), respectively for the quarter ended September 30, 2011 from the quarter ended September 30, 2010.

Hematology segment net sales increased $389,000 (7.9%) for the quarter ended September 30, 2011 compared to the same prior-year period as a result of increased sales volume.

Gross margins

Gross margins, as a percentage of net sales, were as follows:

	Quarter Ended September 30,
	2011	2010
Biotechnology	77.2%	79.6%
Hematology	48.2%	48.8%
Consolidated	75.2%	77.4%

Consolidated gross margins, as a percentage of consolidated net sales, were 75.2% and 77.4% for the quarters ended September 30, 2011 and 2010, respectively. Consolidated and biotechnology segment gross margin percentages for the quarter ended September 30, 2011 were negatively impacted as a result of purchase accounting related to inventory and intangible asset from the acquisitions made in the fourth quarter of fiscal 2011. Under purchase accounting, inventory acquired is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. For the quarter ended September 30, 2011, the consolidated margin was reduced $2.1 million (2.8%) as a result of purchase accounting related to acquired inventory sold in the quarter. In addition, consolidated gross margins for the quarters ended September 30, 2011 and 2010 were reduced $764,000 (1.0%) and $109,000 (0.2%), respectively, as a result of amortization of acquired technology. The hematology segment gross margin percentage for the quarter ended September 30, 2011 was 48.2% compared to 48.8% for the quarter ended September 30, 2010, as a result of changes in product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended September 30,
	2011	2010
Biotechnology	$9,470	$6,486
Hematology	480	328
Unallocated corporate expenses	823	799

	$10,773	$7,613

Selling, general and administrative expenses for the quarter ended September 30, 2011 increased $3.2 million (41.5%) from the same prior-year period. The increase in selling, general and administrative expense for the quarter ended September 30, 2011 resulted primarily from expenses of the companies acquired in late fiscal 2011 of $1.6 million, an increase in customer relationships and trade name amortization as a result of the acquisitions of $460,000, and increased profit sharing expense of $885,000.

Research and development expenses

Research and development expenses were composed of the following (in thousands):

	Quarter Ended September 30,
	2011	2010
Biotechnology	$6,469	$6,421
Hematology	198	198

	$6,667	$6,619

Research and development expenses for the quarter ended September 30, 2011 increased $48,000 from the same prior- year period. The increase was mainly due to increases in personnel and supply costs associated with the continuous development and release of new high-quality biotechnology products.

Other non-operating expense, net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees.

	Quarter Ended September 30,
	2011	2010
Foreign currency (losses) gains	$(524)	$505
Rental income	134	123
Building expenses related to rental property	(587)	(556)
Losses by equity method investees	(198)	(329)

	$(1,175)	$(257)

Income taxes

Income taxes for the quarter ended September 30, 2011 were provided at a rate of 32.0% of consolidated earnings before income taxes compared to 32.3% for the same prior-year period. The improvement in the tax rate for the quarter ended September 30, 2011 was a result of the renewal of the U.S. research and development credit in the second quarter of fiscal 2011. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe, Tocris and R&D China operate. The Company expects its fiscal 2012 effective income tax rate to range from approximately 31.0% to 33.0%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, cash and cash equivalents and available-for-sale investments were $282 million compared to $273 million at June 30, 2011. The Company believes it can meet its cash and working capital requirements, capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for the foreseeable future through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

Cash flows from operating activities

The Company generated cash of $34.4 million from operating activities in the first quarter of fiscal 2012 compared to $30.7 million in the first quarter of fiscal 2011. The increase from the prior year was primarily due to increased net earnings adjusted for non-cash depreciation expense, amortization expense, and costs recognized on the sale of acquired inventory.

Cash flows from investing activities

During the quarter ended September 30, 2011, the Company purchased $34.3 million and had sales or maturities of $35.0 million of available-for-sale investments. During the quarter ended September 30, 2010, the Company purchased $42.9 million and had sales or maturities of $41.6 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first quarter of fiscal 2012 and 2011 were $1.1 million for both periods. Included in capital expenditures for the first quarter of fiscal 2012 was $663,000 related to remodeling of laboratory space at the Company’s Minneapolis facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2012 are expected to be approximately $6.4 million and are expected to be financed through currently available funds and cash generated from operating activities.

During the quarter ended September 30, 2011, the Company entered into a $10 million loan agreement with CCX, one of its equity investees. The loan receivable is included in “Other assets” at September 30, 2011.

Cash flows from financing activities

During the first quarters of fiscal 2012 and 2011, the Company paid cash dividends of $10.0 million and $9.6 million, respectively, to all common shareholders. On October 27, 2011, the Company announced the payment of a $0.28 per share cash dividend. The dividend of approximately $10.4 million will be payable November 21, 2011 to all common shareholders of record on November 7, 2011.

Cash of $45,000 and $867,000 was received during the quarters ended September 30, 2011 and 2010, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $7,000 and $83,000 for the quarters ended September 30, 2011 and 2010, respectively.

During the first quarter of fiscal 2012 and 2011, the Company purchased 13,140 and 4,923 shares of common stock for its employee stock bonus plans at a cost of $907,000 and $294,000, respectively.

During the first quarter of fiscal 2012, the Company purchased and retired 149,860 shares of common stock at a market value of $10.7 million. During the first quarter of fiscal 2011, the Company disbursed $1.9 million for the settlement of common stock purchased and retired during the fourth quarter of fiscal 2010.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended September 30, 2011.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in the Company’s Annual Report on Form 10-K for fiscal 2011. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2012 that would require disclosure. There have been no changes to the Company’s policies in fiscal 2012.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, effective tax rate, pending litigation, the amount of capital expenditures for the remainder of the fiscal year and the sufficiency of currently available funds for meeting the Company’s needs. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, the integration of Boston Biochem and Tocris, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2011 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2011, the Company had a portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $203 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. For the quarter ended September 30, 2011, approximately 30% of consolidated net sales were made in foreign currencies, including 15% in euros, 7% in British pound sterling, 3% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended September 30,
	2011	2010
Euro	$1.41	$1.31
British pound sterling	1.61	1.56
Chinese yuan	.156	.148

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At September 30, 2011, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency	U.S. Dollar Equivalent
Accounts receivable in:
Euros	£1,137	$1,772
Other European currencies	£750	$1,169
Intercompany payable in:
Euros	£127	$198
U.S. dollars	£1,945	$3,032
U.S. dollars	yuan 4,110	$642
British pound sterling	yuan 277	$43

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2011 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2012 earnings into U.S. dollars (annualized)	$2,244
Decrease in translation of net assets of foreign subsidiaries	12,920
Additional transaction losses	367

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

The judgment, if upheld by the Federal Circuit Court of Appeals, will constitute cancellation of all claims of the five Streck patents involving the addition of reticulocytes to hematology controls. Such cancellation may moot an earlier jury decision on October 28, 2009, at the conclusion of trial in the Nebraska Court, that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a judgment in favor of Streck in the amount of approximately $170,000 including court-related costs. On September 30, 2010, the Nebraska Court upheld the jury verdict and, in a related action, reversed the ruling of the USPTO interference board. The Nebraska Court entered an injunction prohibiting the making and selling of the products that are the subject of the lawsuit, but stayed a portion of the injunction to allow the Company to sell inventory on-hand through December 20, 2010. In October 2010, the Company appealed the adverse decisions of the Nebraska Court to the Federal Circuit Court of Appeals. On October 20, 2011, the Federal Circuit issued an opinion upholding the District Court’s interference-related finding of priority in favor of Streck, and indicated that its decision in the Nebraska infringement case appeal would follow. The Company does not believe the resolution of the above proceedings will have a material impact on the Company’s consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/11-7/31/11	0	$0	0	$50.6 million
8/1/11-8/31/11	109,921	$70.97	96,781	$43.7 million
9/1/11-9/30/11	53,079	$71.24	53,079	$39.9 million

In April 2009, the Company authorized a plan for the repurchase and retirement of $60 million of its common stock. The plan does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On July 1, 2011, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Marcel Veronneau, the Company’s Vice President of Hematology Operations. The Employment Agreement has a four-year term and provides for an initial annualized base salary of $200,000, bonuses pursuant to the Company’s management incentive plan, employee benefits made available generally to all employees, and severance pay under certain circumstances. The severance payments would be triggered if Mr. Veronneau’s employment with the Company was terminated in connection with a merger, sale, or other change in control of the Company.

ITEM 6. EXHIBITS

See “exhibit index” following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNE CORPORATION
(Company)

Date: November 9, 2011	/s/ Thomas E. Oland
Thomas E. Oland
President, Chief Executive Officer

Date: November 9, 2011	/s/ Gregory J. Melsen
Gregory J. Melsen
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description

10.1	Amended and Restated Employment Agreement, dated July 1, 2011, with Marcel Veronneau – incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2011, file number 000-17272, filed with the Securities and Exchange Commission on August 29, 2011.*

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.**

*	Management compensatory plan, contract, or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.