Form 10-Q
period 2011-12-31
TECHNE CORP /MN/
filed 2012-02-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-17272

TECHNE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1427402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 McKinley Place N.E. Minneapolis, MN 55413	(612) 379-8854
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

At January 31, 2012, 36,862,507 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$74,662	$67,708	$152,258	$135,653
Cost of sales	19,492	15,327	38,701	30,677

Gross margin	55,170	52,381	113,557	104,976

Operating expenses:
Selling, general and administrative	10,651	8,427	21,424	16,040
Research and development	6,837	6,603	13,504	13,222

Total operating expenses	17,488	15,030	34,928	29,262

Operating income	37,682	37,351	78,629	75,714

Other income (expense):
Interest income	798	1,020	1,526	1,867
Other non-operating expense, net	(607)	(698)	(1,782)	(955)

Total other income (expense)	191	322	(256)	912

Earnings before income taxes	37,873	37,673	78,373	76,626
Income taxes	12,060	11,139	25,039	23,719

Net earnings	$25,813	$26,534	$53,334	$52,907

Earnings per share:
Basic	$0.70	$0.72	$1.44	$1.43
Diluted	$0.70	$0.71	$1.44	$1.42
Cash dividends per common share:	$0.28	$0.27	$0.55	$0.53

Weighted average common shares outstanding:
Basic	36,966	37,093	37,030	37,066
Diluted	37,028	37,156	37,099	37,131

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

(unaudited)

	December 31,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$80,994	$77,613
Short-term available-for-sale investments	56,758	63,200
Trade accounts receivable, less allowance for doubtful accounts of $450 and $448, respectively	32,351	35,914
Other receivables	2,194	1,946
Inventories	40,978	44,906
Deferred income taxes	12,921	5,797
Prepaid expenses	1,020	1,041

Total current assets	227,216	230,417

Available-for-sale investments	148,114	131,988
Property and equipment, net	94,604	95,398
Goodwill	85,240	86,633
Intangible assets, net	48,679	52,282
Investments in unconsolidated entities	19,176	19,633
Other assets	1,219	1,319

	$624,248	$617,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,914	$5,207
Salaries, wages and related accruals	3,764	4,784
Accrued expenses	3,478	2,688
Income taxes payable	967	5,509

Total current liabilities	14,123	18,188

Deferred income taxes	12,619	13,360

Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 36,891,490 and 37,153,398, respectively	369	371
Additional paid-in capital	130,517	129,312
Retained earnings	487,524	472,730
Accumulated other comprehensive loss	(20,904)	(16,291)

Total shareholders’ equity	597,506	586,122

	$624,248	$617,670

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Month Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$53,334	$52,907
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,314	4,058
Costs recognized on sale of acquired inventory	3,915	0
Deferred income taxes	(7,472)	1,355
Stock-based compensation expense	1,148	850
Excess tax benefit from stock option exercises	(13)	(413)
Losses by equity method investees	415	547
Other	108	183
Change in operating assets and operating liabilities:
Trade accounts and other receivables	1,263	1,159
Inventories	(929)	(234)
Prepaid expenses	7	27
Trade accounts payable and accrued expenses	1,435	(842)
Salaries, wages and related accruals	(253)	(417)
Income taxes payable	(4,402)	956

Net cash provided by operating activities	54,870	60,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(84,043)	(80,589)
Proceeds from sales of available-for-sale investments	39,085	55,346
Proceeds from maturities of available-for-sale investments	36,935	24,432
Additions to property and equipment	(3,297)	(1,765)
Distribution from unconsolidated entity	42	0

Net cash used in investing activities	(11,278)	(2,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(20,387)	(19,640)
Proceeds from stock option exercises	45	3,429
Excess tax benefit from stock option exercises	13	413
Purchase of common stock for stock bonus plans	(907)	(294)
Repurchase of common stock	(17,748)	(1,940)

Net cash used in financing activities	(38,984)	(18,032)

Effect of exchange rate changes on cash and cash equivalents	(1,227)	2,208

Net increase in cash and cash equivalents	3,381	41,736
Cash and cash equivalents at beginning of period	77,613	94,139

Cash and cash equivalents at end of period	$80,994	$135,875

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

B. Available-for-sale investments:

Included in “Long-term available-for-sale investments” at December 31, 2011 is a $10 million loan receivable from ChemoCentryx, Inc. (CCX), one of the Company’s equity investees. The loan bears interest at 5% with interest due annually until maturity on September 30, 2021. The loan agreement contains a number of conversion features contingent upon CCX obtaining future debt or equity financing. In addition, the agreement includes a $5 million commitment by the Company to participate in a private placement in the event of a successful public offering of CCX shares. The loan is carried at fair value based on the Company’s assessment (Level 3 input) using an internal cash flow valuation that incorporated contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity. There was no change in the fair value of the investment for the quarter or six month periods ended December 31, 2011.

The Company’s remaining available-for-sale investments at December 31, 2011 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.

C. Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2011	2011
Raw materials	$5,455	$5,644
Finished goods	35,523	39,262

	$40,978	$44,906

D. Property and equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2011	2011
Cost:
Land	$7,461	$7,497
Buildings and improvements	121,591	119,833
Laboratory equipment	30,999	30,315
Office equipment	5,614	5,407

	165,665	163,052
Accumulated depreciation and amortization	71,061	67,654

	$94,604	$95,398

E. Intangible assets and goodwill:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2011	2011
Developed technology	$29,162	$29,943
Trade names	17,802	18,021
Customer relationships	8,679	8,781
Non-compete agreement	400	400

	56,043	57,145
Accumulated amortization	7,364	4,863

	$48,679	$52,282

The change in the carrying amount of net intangible assets for the six months ended December 31, 2011 resulted from amortization expense and currency translation. Amortization expense related to technologies included in cost of sales was $749,000 and $1.5 million, respectively, for the quarter and six months ended December 31, 2011, and $110,000 and $219,000 for the quarter and six months ended December 31, 2010, respectively. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $519,000 and $1.0 million for the quarter and six months ended December 31, 2011, respectively, and $61,000 and $122,000 for the quarter and six months ended December 31, 2010, respectively. The change in the carrying amount of goodwill for the six months ended December 31, 2011 resulted from currency translation.

F. Share-based compensation:

Option activity under the Company’s stock option plans during the six months ended December 31, 2011 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	499	$64.15
Granted	65	$72.59
Exercised	(1)	$39.93

Outstanding at December 31, 2011	563	$65.18	6.1	$3.0 million

Exercisable at December 31, 2011	354	$60.43	6.1	$2.9 million

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Dividend yield	1.6%	1.8%	1.5%	1.8%
Expected annualized volatility	22%	27%	22%-23%	22%-27%
Risk free interest rate	1.9%	2.0%	1.4%-1.9%	1.3%-2.0%
Expected life	7 years	7 years	6 years	7 years

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

The weighted average per share fair value of options granted during the quarter and six months ended December 31, 2011 was $15.68 and $14.90, respectively. The weighted average per share fair value of options granted during the quarter and six months ended December 31, 2010 was $15.70 and $15.02, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2011 was $34,000. No options were exercised during the quarter ended December 31, 2011. The total intrinsic value of options exercised during the quarter and six months ended December 31, 2010 was $1.5 million and $1.8 million, respectively. The total fair value of options vested during the quarter and six months ended December 31, 2011 was $627,000 and $698,000, respectively. The total fair value of options vested during the quarter and six months ended December 31, 2010 was $628,000 and $677,000, respectively.

Stock-based compensation cost of $858,000 and $1.1 million was included in selling, general and administrative expense for the quarter and six months ended December 31, 2011, respectively. Stock-based compensation cost of $714,000 and $850,000 was included in selling, general and administrative expense for the quarter and six months ended December 31, 2010, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of December 31, 2011, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 1.4 years.

G. Earnings per share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted average common shares outstanding-basic	36,966	37,093	37,030	37,066
Dilutive effect of stock options	62	63	69	65

Weighted average common shares outstanding-diluted	37,028	37,156	37,099	37,131

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 238,000 and 192,000 for the quarter and six months ended December 31, 2011, respectively, and 71,000 and 90,000 for the quarter and six months ended December 31, 2010, respectively.

H. Segment information:

The Company has two reportable segments based on the nature of products: biotechnology and hematology. Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
External sales
Biotechnology	$69,808	$63,080	$142,111	$126,121
Hematology	4,854	4,628	10,147	9,532

Consolidated net sales	$74,662	$67,708	$152,258	$135,653

Earnings before income taxes
Biotechnology	$37,878	$37,953	$77,862	$76,413
Hematology	1,681	1,427	3,599	3,349

Segment earnings before income taxes	39,559	39,380	81,461	79,762
Unallocated corporate expenses and equity method investee losses	(1,686)	(1,707)	(3,088)	(3,136)

Consolidated earnings before income taxes	$37,873	$37,673	$78,373	$76,626

I. Comprehensive income:

Comprehensive income was as follows (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net earnings	$25,813	$26,534	$53,334	$52,907
Foreign currency translation adjustments	(705)	(1,378)	(4,606)	2,521
Unrealized gain (loss) on available-for-sale investments, net of tax	21	(381)	(7)	(337)

	$25,129	$24,775	$48,721	$55,091

Accumulated other comprehensive (loss) income consists of (in thousands):

	December 31, 2011	June 30, 2011
Foreign currency translation adjustments	$(21,545)	$(16,939)
Net unrealized gain on available-for-sale investments, net of tax	641	648

	$(20,904)	$(16,291)

J. Recent accounting pronouncements:

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

RESULTS OF OPERATIONS

Consolidated net sales and consolidated net earnings before tax increased 10.3% and 0.5%, respectively for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010. Consolidated net sales and consolidated net earnings before tax increased 12.2% and 2.3%, respectively for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. Consolidated net sales for the quarter and six months ended December 31, 2011 included $5.5 million and $11.1 million of revenues from the Boston Biochem and Tocris businesses that were acquired during the fourth quarter of fiscal 2011. Consolidated net sales for the quarter and six months ended December 31, 2011 were positively affected by changes in exchange rates from the prior year. The favorable impact on consolidated net sales of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling, euros and Chinese yuan) into U.S. dollars was $238,000 and $2.1 million, respectively, for the quarter and six months ended December 31, 2011.

Net sales

Consolidated net sales for the quarter and six months ended December 31, 2011 were $74.7 million and $152.3 million, respectively, increases of $7.0 million (10.3%) and $16.6 million (12.2%) from the quarter and six months ended December 31, 2010. Included in consolidated net sales for the quarter and six months ended December 31, 2011 were $5.5 million and $11.1 million, respectively, of sales from products of companies acquired during the fourth quarter of fiscal 2011. Excluding these sales from acquisitions and the effect of changes in foreign currency exchange rates, consolidated net sales increased 1.8% and 2.5% for the quarter and six months ended December 31, 2011 from the comparable prior-year periods. Included in consolidated net sales for the quarter and six months ended December 31, 2011 were $636,000 and $871,000, respectively, of sales of new biotechnology products that had their first sale in fiscal 2012.

Biotechnology segment net sales increased $6.7 million (10.7%) and $16.0 million (12.7%) for the quarter and six months ended December 31, 2011, respectively, compared to the same prior-year periods. Excluding sales from acquisitions and changes in exchange rates from the prior year, biotechnology segment sales increased $974,000 (1.5%) and $2.8 million (2.2%), respectively. This increase was mainly the result of increased sales volume. For the quarter and six months ended December 31, 2011, biotechnology net sales to U.S. industrial, pharmaceutical and biotechnology customers increased 4.6% and 7.0%, respectively. Biotechnology net sales to U.S. academic customers decreased 4.1% and 3.3% for the quarter and six months ended December 31, 2011, respectively, compared to the comparable prior-year periods. Sales to Pacific Rim distributors increased 11.2% and 5.8% for the quarter and six months ended December 31, 2011, respectively, compared to the comparable prior-year periods. Biotechnology segment net sales by R&D Europe increased 1.0% and 5.9% for the quarter and six months ended December 31, 2011, respectively. Excluding changes in currency rates and sales from acquired products, R&D Europe net sales decreased 0.8% in both periods as compared to the prior year. Biotechnology segment net sales by R&D China increased 48.5% and 36.7% for the quarter and six months ended December 31, 2011, respectively, compared to the quarter and six months ended December 31, 2010. Excluding changes in currency rates and sales from acquired products, R&D China net sales increased 32.8% and 23.8%, respectively.

Hematology segment net sales increased $226,000 (4.9%) and $615,000 (6.5%) for the quarter and six months ended December 31, 2011 compared to the same prior-year periods as a result of increased sales volume.

Gross margins

Gross margins, as a percentage of net sales, were as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Biotechnology	75.8%	80.0%	76.5%	79.8%
Hematology	46.3%	41.5%	47.3%	45.3%
Consolidated	73.9%	77.4%	74.6%	77.4%

Consolidated gross margins, as a percentage of consolidated net sales, were 73.9% and 74.6% for the quarter and six months ended December 31, 2011, respectively, compared to 77.4% for both the quarter and six months ended December 31, 2010. Consolidated and biotechnology segment gross margin percentages for the quarter and six months ended December 31, 2011 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired during the fourth quarter of fiscal 2011. Under purchase accounting, inventory acquired is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. For the quarter and six months ended December 31, 2011, the consolidated margin was reduced $1.8 million (2.4%) and $3.9 million (2.6%) as a result of purchase accounting related to acquired inventory sold in the respective periods. In addition, consolidated gross margins for the quarter and six months ended December 31, 2011 were reduced $749,000 (1.0%) and $1.5 million (1.0%), respectively, as a result of amortization of acquired technology, compared to $110,000 (0.2%) and $219,000 (0.2%) for the quarter and six months ended December 31, 2010, respectively. The hematology segment gross margin percentage for the quarter and six months ended December 31, 2011 were 46.3% and 47.3%, compared to 41.5% and 45.3% for the quarter and six months ended December 31, 2010, as a result of changes in product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Biotechnology	$9,003	$6,859	$18,473	$13,345
Hematology	400	336	880	664
Unallocated corporate expenses	1,248	1,232	2,071	2,031

	$10,651	$8,427	$21,424	$16,040

Selling, general and administrative expenses for the quarter and six months ended December 31, 2011 increased $2.2 million (26.4%) and $5.4 million (33.6%) from the same prior-year periods. The increase in selling, general and administrative expense resulted primarily from expenses of the companies acquired in late fiscal 2011 of $1.7 million and $3.3 million for the quarter and six months ended December 31, 2011, respectively. In addition, the increase in selling, general and administrative expenses was due to an increase in customer relationships and trade name amortization as a result of the acquisitions of $458,000 and $918,000 for the quarter end six months ended December 31, 2011, respectively, and an increase in profit sharing expense of $832,000 for the six months ended December 31, 2011.

Research and development expenses

Research and development expenses were composed of the following (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Biotechnology	$6,624	$6,379	$13,093	$12,800
Hematology	213	224	411	422

	$6,837	$6,603	$13,504	$13,222

Research and development expenses for the quarter and six months ended December 31, 2011 increased $234,000 and $282,000 from the same prior- year periods. The increase was mainly due to increases in personnel and supply costs associated with the continuous development and release of new high-quality biotechnology products.

Other non-operating expense, net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees.

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Foreign currency (losses) gains	$(105)	$(87)	$(629)	$418
Rental income	198	138	332	261
Building expenses related to rental property	(482)	(531)	(1,069)	(1,087)
Losses by equity method investees	(218)	(218)	(416)	(547)

	$(607)	$(698)	$(1,782)	$(955)

Income taxes

Income taxes for the quarter and six months ended December 31, 2011 were provided at rates of 31.8% and 31.9% of consolidated earnings before income taxes compared to 29.6% and 31.0% for the same prior-year periods. The low tax rate for the quarter and six months ended December 31, 2010 was a result of the renewal of the U.S. research and development credit in the second quarter of fiscal 2011. Included in income taxes for the quarter and six months ended December 31, 2010 was a $659,000 research and development credit related to prior periods. Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe, Tocris and R&D China operate. The Company expects its fiscal 2012 effective income tax rate to range from approximately 31.0% to 33.0%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, cash and cash equivalents and available-for-sale investments were $286 million compared to $273 million at June 30, 2011. The Company believes it can meet its cash and working capital requirements, capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for at least the next twelve months through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. The Company has an unsecured line of credit of $750,000. The interest rate on the line of credit is at prime. There were no borrowings on the line in the prior or current fiscal year.

On January 23, 2012, CCX filed a Form S-1/A with the Securities & Exchange Commission for an initial public offering of 4.0 million shares of CCX common stock at an estimated price of between $14.00 and $16.00 per share. If this offering is successful, in addition to the Company purchasing $5.0 million of CCX common shares, all preferred shares of CCX held by the Company and the loan receivable from CCX, including interest, would automatically convert into common shares of CCX. The fair market value of the Company’s investment in CCX, assuming an offering price of $14.00 per share at the date of the initial public offering, would be approximately $81 million, implying a $51.7 million unrealized gain. A variance of $1.00 in the initial public offering price would change the unrealized appreciation of the Company’s CCX holding by plus or minus $4.7 million. The Company has agreed not to sell any CCX share for 180 days following an initial public offering.

At December 31, 2011, the Company has a deferred tax asset of $5.0 million related to excess tax basis in its investment in CCX. A 100% valuation allowance has been recorded against the deferred tax asset at December 31, 2011. A successful initial public offering by CCX might result in the reversal of this valuation allowance with a positive after tax impact of approximately $1.8 million.

Cash flows from operating activities

The Company generated cash of $54.9 million from operating activities in the first six months of fiscal 2012 compared to $60.1 million in the first six months of fiscal 2011. The decrease from the prior year was primarily due to changes in deferred income taxes and income taxes payable, as a result of the timing of tax payments, partially offset by adjustments for non-cash depreciation expense, amortization expense, and costs recognized on the sale of acquired inventory.

Cash flows from investing activities

During the six months ended December 31, 2011, the Company purchased $84.0 million and had sales or maturities of $76.0 million of available-for-sale investments. During the six months ended December 31, 2010, the Company purchased $80.6 million and had sales or maturities of $79.8 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first six months of fiscal 2012 and 2011 were $3.3 million and $1.8 million. Included in capital expenditures for the first six months of fiscal 2012 was $1.9 million related to remodeling of laboratory space at the Company’s Minneapolis facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2012 are expected to be approximately $4.2 million and are expected to be financed through currently available funds and cash generated from operating activities.

Cash flows from financing activities

During the first six months of fiscal 2012 and 2011, the Company paid cash dividends of $20.4 million and $19.6 million, respectively, to all common shareholders. On January 31, 2012, the Company announced the payment of a $0.28 per share cash dividend. The dividend of approximately $10.3 million will be payable February 24, 2012 to all common shareholders of record on February 10, 2012.

Cash of $45,000 and $3.4 million was received during the six months ended December 31, 2011 and 2010, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $13,000 and $413,000 for the six months ended December 31, 2011 and 2010, respectively.

During the first six months of fiscal 2012 and 2011, the Company purchased 13,140 and 4,923 shares of common stock for its employee stock bonus plans at a cost of $907,000 and $294,000, respectively.

During the first six months of fiscal 2012, the Company purchased and retired 263,027 shares of common stock at a market value of $18.2 million, of which $17.7 million had been disbursed prior to December 31, 2011. During the first six months of fiscal 2011, the Company disbursed $1.9 million for the settlement of common stock purchased and retired during the fourth quarter of fiscal 2010.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended December 31, 2011.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, effective tax rate, pending litigation, the amount of capital expenditures for the remainder of the fiscal year, the sufficiency of currently available funds for meeting the Company’s needs and the impact of fluctuations in interest rates and currency exchange rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, the integration of Boston Biochem and Tocris, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2011 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2011, the Company had a portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $205 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. For the six months ended December 31, 2011, approximately 31% of consolidated net sales were made in foreign currencies, including 16% in euros, 7% in British pound sterling, 3% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Euro	$1.34	$1.34	$1.37	$1.33
British pound sterling	1.58	1.57	1.59	1.56
Chinese yuan	.158	.151	.157	.149

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At December 31, 2011, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency	U.S. Dollar Equivalent
Accounts receivable in:
Euros	£1,024	$1,591
Other European currencies	£713	$1,108

Intercompany payable in:
Euros	£61	$95
U.S. dollars	£2,766	$4,299
U.S. dollars	yuan 5,543	$880
British pound sterling	yuan 131	$21

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2011 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2012 earnings into U.S. dollars (annualized)	$2,360
Decrease in translation of net assets of foreign subsidiaries	13,485
Additional transaction losses	518

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

The judgment, if upheld by the Federal Circuit Court of Appeals, will constitute cancellation of all claims of the five Streck patents involving the addition of reticulocytes to hematology controls. Such cancellation may moot an earlier jury decision on October 28, 2009, at the conclusion of trial in the Nebraska Court, that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a judgment in favor of Streck in the amount of approximately $170,000 including court-related costs. On September 30, 2010, the Nebraska Court upheld the jury verdict and, in a related action, reversed the ruling of the USPTO interference board. The Nebraska Court entered an injunction prohibiting the making and selling of the products that are the subject of the lawsuit, but stayed a portion of the injunction to allow the Company to sell inventory on-hand through December 20, 2010. In October 2010, the Company appealed the adverse decisions of the Nebraska Court to the Federal Circuit Court of Appeals. On October 20, 2011, the Federal Circuit issued an opinion upholding the District Court’s interference-related finding of priority in favor of Streck, and on January 10, 2012, the Federal Circuit affirmed the District Court’s infringement finding and permanent injunction. The Company has filed a Petition for rehearing regarding the affirmation of the interference-related findings and has filed a motion to stay the mandate in the infringement case. The Company does not believe the resolution of the above proceedings will have a material impact on the Company’s consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/11-10/31/11	0	$0	0	$39.9 million
11/1/11-11/30/11	60,811	$65.76	60,811	$35.9 million
12/1/11-12/31/11	52,356	$66.50	52,356	$32.4 million

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

TECHNE CORPORATION (Company)

Date: February 7, 2012	/s/ Thomas E. Oland
Thomas E. Oland President, Chief Executive Officer

Date: February 7, 2012	/s/ Gregory J. Melsen
Gregory J. Melsen Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description

10.1	Deed of Assignment and Novation dated January 23, 2012 in connection with a share purchase agreement relating to Tocris Holdings Limited.

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.