Form 10-Q
period 2012-03-31
TECHNE CORP /MN/
filed 2012-05-10
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-17272

TECHNE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1427402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 McKinley Place N.E.
Minneapolis, MN	55413
(Address of principal executive offices)	(Zip Code)

(612) 379-8854

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

At May 3, 2012, 36,825,963 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	$83,621	$76,271	$235,879	$211,924
Cost of sales	20,238	15,941	58,939	46,618

Gross margin	63,383	60,330	176,940	165,306

Operating expenses:
Selling, general and administrative	9,899	9,295	31,323	25,335
Research and development	7,122	6,297	20,626	19,519

Total operating expenses	17,021	15,592	51,949	44,854

Operating income	46,362	44,738	124,991	120,452

Other income (expense):
Interest income	470	1,067	1,996	2,934
Impairment losses on investments	(3,254)	(0)	(3,254)	(0)
Other non-operating expense, net	(373)	(421)	(2,155)	(1,376)

Total other income (expense)	(3,157)	646	(3,413)	1,558

Earnings before income taxes	43,205	45,384	121,578	122,010
Income taxes	11,449	14,320	36,488	38,039

Net earnings	$31,756	$31,064	$85,090	$83,971

Earnings per share:
Basic	$0.86	$0.84	$2.30	$2.26
Diluted	$0.86	$0.84	$2.30	$2.26

Cash dividends per common share:	$0.28	$0.27	$0.83	$0.80

Weighted average common shares outstanding:
Basic	36,864	37,119	36,975	37,084
Diluted	36,930	37,194	37,043	37,153

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2012 (unaudited)	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$95,280	$77,613
Short-term available-for-sale investments	124,325	63,200
Trade accounts receivable, less allowance for doubtful accounts of $451 and $448, respectively	39,114	35,914
Income taxes receivable	3,816	0
Other receivables	1,812	1,946
Inventories	40,497	44,906
Deferred income taxes	0	5,797
Prepaid expenses	1,428	1,041

Total current assets	306,272	230,417

Available-for-sale investments	145,129	131,988
Property and equipment, net	94,614	95,398
Goodwill	86,524	86,633
Intangible assets, net	48,352	52,282
Investments in unconsolidated entities	1,522	19,633
Other assets	1,621	1,319

	$684,034	$617,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,451	$5,207
Salaries, wages and related accruals	5,377	4,784
Accrued expenses	10,152	2,688
Income taxes payable	4,477	5,509
Deferred income taxes	4,264	0

Total current liabilities	30,721	18,188

Deferred income taxes	8,816	13,360

Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 36,857,507 and 37,153,398, respectively	369	371
Additional paid-in capital	131,417	129,312
Retained earnings	505,834	472,730
Accumulated other comprehensive income (loss)	6,877	(16,291)

Total shareholders’ equity	644,497	586,122

	$684,034	$617,670

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Month Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$85,090	$83,971
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,366	5,942
Costs recognized on sale of acquired inventory	5,870	0
Deferred income taxes	(7,753)	3,194
Stock-based compensation expense	1,389	937
Excess tax benefit from stock option exercises	(51)	(419)
Impairment loss on investments	3,254	0
Losses by equity method investees	558	744
Other	(10)	230
Change in operating assets and operating liabilities:
Trade accounts and other receivables	(4,645)	(5,860)
Inventories	(1,586)	(17)
Prepaid expenses	(393)	137
Trade accounts payable and accrued expenses	1,641	347
Salaries, wages and related accruals	1,351	1,386
Income taxes payable	(4,748)	1,930

Net cash provided by operating activities	89,333	92,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(124,007)	(131,524)
Proceeds from sales of available-for-sale investments	53,931	97,638
Proceeds from maturities of available-for-sale investments	56,273	31,846
Additions to property and equipment	(4,884)	(2,357)
Increase in other assets	(489)	(807)
Distribution from unconsolidated entity	42	0

Net cash used in investing activities	(19,134)	(5,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(30,707)	(29,662)
Proceeds from stock option exercises	667	3,429
Excess tax benefit from stock option exercises	51	419
Purchase of common stock for stock bonus plans	(907)	(294)
Repurchase of common stock	(21,283)	(1,940)

Net cash used in financing activities	(52,179)	(28,048)

Effect of exchange rate changes on cash and cash equivalents	(353)	5,219

Net increase in cash and cash equivalents	17,667	64,489
Cash and cash equivalents at beginning of period	77,613	94,139

Cash and cash equivalents at end of period	$95,280	$158,628

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

B. Available-for-sale investments:

The Company’s available-for-sale investments at March 31, 2012 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.

In September 2011, the Company entered into a $10.0 million loan agreement with ChemoCentryx, Inc. (CCXI), one of the Company’s equity investees. The loan agreement contained a number of conversion features contingent upon CCXI obtaining future debt or equity financing. The agreement also included a $5.0 million commitment by the Company to participate in a private placement in the event of a successful public offering of CCXI shares. At December 31, 2011, the loan was carried at fair value (Level 3 input) and included in “Long-term available-for-sale investments”. The Company’s $14.3 million equity investment in CCXI was included in “Long-term investments in unconsolidated entities”.

On February 8, 2012, CCXI completed its initial public offering (IPO) at $10 per share. Upon the close of the IPO, the Company’s investment in CCXI’s Preferred Shares and the loan, plus accrued interest, converted into CCXI common stock. The Company invested an additional $5.0 million in the private placement, as discussed above, and received ten year warrants to purchase 150,000 shares of CCXI common stock at $20 per share. At March 31, 2012, the Company holds an approximate 18.0% interest in CCXI and the investment is included in “Short-term available-for-sale investments” at fair-value (Level 1 input) of $66.5 million. The unrealized gain on the Company’s investment in CCXI of $37.0 million, net of income tax, is included in “Accumulated other comprehensive income” at March 31, 2012.

Activity related to available-for-sale investments with Level 3 inputs were as follows (in thousands):

Nine Months Ended March 31,
2012
Beginning balance	$0
Issuance of note receivable	10,000
Conversion of note receivable to CCXI common stock	(10,000)

Ending balance	$0

C. Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2012	2011
Raw materials	$5,425	$5,644
Finished goods	35,072	39,262

	$40,497	$44,906

D. Property and equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2012	2011
Cost:
Land	$7,494	$7,497
Buildings and improvements	122,731	119,833
Laboratory equipment	31,503	30,315
Office equipment	5,754	5,407

	167,482	163,052
Accumulated depreciation and amortization	(72,868)	(67,654)

	$94,614	$95,398

E. Intangible assets and goodwill:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2012	2011
Developed technology	$29,881	$29,943
Trade names	18,004	18,021
Customer relationships	8,773	8,781
Non-compete agreement	400	400

	57,058	57,145
Accumulated amortization	(8,706)	(4,863)

	$48,352	$52,282

The change in the carrying amount of net intangible assets for the nine months ended March 31, 2012 resulted from amortization expense and currency translation. Amortization expense related to technologies included in cost of sales was $750,000 and $2.3 million, respectively, for the quarter and nine months ended March 31, 2012, and $108,000 and $326,000 for the quarter and nine months ended March 31, 2011, respectively. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $518,000 and $1.6 million for the quarter and nine months ended March 31, 2012, respectively, and $62,000 and $185,000 for the quarter and nine months ended March 31, 2011, respectively.

The change in the carrying amount of goodwill for the nine months ended March 31, 2012 resulted from currency translation.

F. Investments in unconsolidated entities:

The Company holds a 16.8% ownership interest in Nephromics, Inc. (Nephromics) and accounts for its investment under the equity method of accounting as Nephromics is a limited liability company. During the quarter ended March 31, 2012, Nephromics entered into an agreement to sell substantially all of its assets. The transaction closed in April, 2012. As a result, the Company determined that a portion of its investment in Nephromics was other than temporarily impaired and wrote off $2.4 million of this investment during the quarter ended March 31, 2012. At March 31, 2012, the Company’s remaining investment in Nephromics was $925,000.

The Company holds a 13.6% ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company. During the quarter ended March 31, 2012, the Company determined, based on ACTGen financial results for calendar 2011 and its current operational and funding status, that the Company’s investment in ACTGen was other than temporarily impaired and wrote off its remaining investment of $854,000.

G. Share-based compensation:

Option activity under the Company’s stock option plans during the nine months ended March 31, 2012 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	499	$64.15
Granted	95	$71.94
Exercised	(13)	$50.82

Outstanding at March 31, 2012	581	$65.73	6.0	$3.4 million

Exercisable at March 31, 2012	342	$60.73	6.0	$3.3 million

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Quarter Ended March 31,	Nine Months Ended March 31,
	2012	2012	2011
Dividend yield	1.6%	1.5%	1.8%
Expected annualized volatility	22%-23%	22%-23%	22%-27%
Risk free interest rate	0.9%-1.2%	0.9%-2.0%	1.3%-2.0%
Expected life	5 years	6 years	7 years

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

The weighted average per share fair value of options granted during the quarter and nine months ended March 31, 2012 was $12.48 and $14.14, respectively. The weighted average per share fair value of options granted during the nine months ended March 31, 2011 was $15.02. No options were granted during the quarter ended March 31, 2011. The total intrinsic value of options exercised during the quarter and nine months ended March 31, 2012 was $236,000 and $270,000, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2011 was $1.8 million. No options were exercised during the quarter ended March 31, 2011. The total fair value of options vested during the nine months ended March 31, 2012 and 2011 was $698,000 and $677,000, respectively. No options vested during the quarters ended March 31, 2012 and 2011.

Stock-based compensation cost of $241,000 and $1.4 million was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2012, respectively. Stock-based compensation cost of $87,000 and $937,000 was included in selling, general and administrative expense for the quarter and nine months ended March 31, 2011, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of March 31, 2012, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 1.3 years.

H. Income taxes:

Income taxes for the quarter and nine months ended March 31, 2012 were provided at rates of 26.5% and 30.0% of consolidated earnings before income taxes, compared to 31.6% and 31.2% for the same prior-year periods. Included in income taxes for the quarter and nine months ended March 31, 2012 was a $3.0 million benefit due to the reversal of a deferred tax valuation allowance on the Company’s excess tax basis in investments in unconsolidated entities. The Company determined such valuation allowance was no longer necessary as a result of the Company’s unrealized gain on its CCXI investment at March 31, 2012. The Company has the intent and ability to sell a portion of its CCXI investment and realize a long-term capital gain to offset long-term capital losses from its investments in unconsolidated entities.

I. Earnings per share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Weighted average common shares outstanding-basic	36,864	37,119	36,975	37,084
Dilutive effect of stock options	66	75	68	69

Weighted average common shares outstanding-diluted	36,930	37,194	37,043	37,153

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 222,000 for both the quarter and nine months ended March 31, 2012, and 69,000 and 70,000 for the quarter and nine months ended March 31, 2011, respectively.

J. Segment information:

The Company has two reportable segments based on the nature of products: biotechnology and hematology. Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
External sales
Biotechnology	$78,180	$71,120	$220,291	$197,241
Hematology	5,441	5,151	15,588	14,683

Consolidated net sales	$83,621	$76,271	$235,879	$211,924

Earnings before income taxes
Biotechnology	$45,442	$44,911	$123,304	$121,324
Hematology	2,037	1,947	5,636	5,296

Segment earnings before income taxes	47,479	46,858	128,940	126,620
Unallocated corporate expenses and equity method investee losses	(4,274)	(1,474)	(7,362)	(4,610)

Consolidated earnings before income taxes	$43,205	$45,384	$121,578	$122,010

K. Comprehensive income:

Comprehensive income was as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net earnings	$31,756	$31,064	$85,090	$83,971
Foreign currency translation adjustments	3,895	3,271	(711)	5,792
Unrealized gain (loss) on available-for-sale investments, net of tax	23,886	(64)	23,879	(401)

	$59,537	$34,271	$108,258	$89,362

Accumulated other comprehensive income (loss) consists of (in thousands):

	March 31, 2012	June 30, 2011
Foreign currency translation adjustments	$(17,650)	$(16,939)
Net unrealized gain on available-for-sale investments, net of tax	24,527	648

	$6,877	$(16,291)

L. Supplemental disclosure of cash flow information and noncash investing and financing activities:

During the nine months ended March 31, 2012, the Company’s cost basis investment in CCXI was converted to an available-for-sale investment carried at fair value (See Note B).

M. Recent accounting pronouncements:

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income under an amendment to Topic 220. Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company must comply with ASU No. 2011-05 for the quarter ended September 30, 2012. The Company does not believe this update will have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Other under an amendment to Topic 350, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The update is effective for the Company for annual and interim goodwill impairment tests for fiscal 2013. Early adoption is permitted. The Company plans to adopt ASU No. 2011-08 for its fiscal 2012 annual goodwill impairment test. The Company does not believe this update will have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TECHNE Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem), and BiosPacific, Inc. (BiosPacific). The Company’s European biotechnology operations are conducted through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes its biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong Ltd., in Hong Kong.

The Company has two reportable segments based on the nature of its products: biotechnology and hematology. R&D Systems' Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s hematology reporting segment, which consists of R&D Systems’ Hematology Division, develops and manufactures hematology controls and calibrators for sale world-wide.

RESULTS OF OPERATIONS

Consolidated net sales and consolidated net earnings increased 9.6% and 2.2%, respectively for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. Consolidated net sales and consolidated net earnings increased 11.3% and 1.3%, respectively for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. Consolidated net sales and consolidated net earnings for the quarter and nine months ended March 31, 2012 were favorably impacted by the acquisitions of Boston Biochem and Tocris during the fourth quarter of fiscal 2011. Consolidated net sales for the quarter and nine months ended March 31, 2012 were also favorably affected by changes in exchange rates from the same prior-year periods. Consolidated net earnings for the quarter and nine months ended March 31, 2012 were affected by recognition of the costs assigned to inventory in purchase accounting and impairment losses recorded on two of the Company’s investments in unconsolidated entities, partially offset by the reversal of a deferred tax asset valuation allowance.

Net sales

Consolidated net sales for the quarter and nine months ended March 31, 2012 were $83.6 million and $236 million, respectively, increases of $7.3 million (9.6%) and $24.0 million (11.3%) from the quarter and nine months ended March 31, 2011. Consolidated organic net sales, excluding the impact of the acquisitions and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pounds sterling, euros and Chinese yuan) into U.S. dollars, were as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Consolidated net sales	$83,621	$76,271	$235,879	$211,924
Organic sales adjustments:
Acquisitions	(6,600)	0	(17,655)	0
Impact of foreign currency fluctuations	587	0	(1,529)	0

Consolidated organic net sales	$77,608	$76,271	$216,695	$211,924

Organic sales growth	1.8%		2.3%

Net sales by reportable segment were as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Biotechnology	$78,180	$71,120	$220,291	$197,241
Hematology	5,441	5,151	15,588	14,683

Consolidated net sales	$83,621	$76,271	$235,879	$211,924

Biotechnology segment net sales increased $7.1 million (9.9%) and $23.1 million (11.7%) for the quarter and nine months ended March 31, 2012, respectively, compared to the same prior-year periods. Biotechnology segment organic sales increased $1.0 million (1.5%) and $3.9 million (2.0%), respectively, for the quarter and nine months ended March 31, 2012. This increase primarily resulted from increased sales volume. Included in consolidated net sales for the quarter and nine months ended March 31, 2012, were $865,000 and $1.7 million, respectively, of sales of new biotechnology products that had their first sale in fiscal 2012.

Biotechnology segment organic sales growth from the same prior-year periods were as follows:

	Quarter Ended March 31,	Nine Months Ended March 31,
	2012	2012
U.S. industrial, pharmaceutical and biotechnology	5.6%	5.7%
U.S. academic	(5.4%)	(4.9%)
Europe	(0.4%)	(0.6%)
China	19.9%	22.4%
Pacific rim distributors, excluding China	7.8%	6.5%

Biotechnology segment net sales consisted of the following:

Nine Months Ended March 31,
2012
United States
Industrial, pharmaceutical and biotechnology	28%
Academic	11%
Acquisitions	4%
Other	12%

55%

Europe	27%
Acquisitions	3%

30%

China	4%
Pacific rim distributors, excluding China	9%
Rest of world	2%

100%

Hematology segment net sales increased $290,000 (5.6%) and $905,000 (6.2%), respectively, for the quarter and nine months ended March 31, 2012 compared to the same prior-year periods as a result of increased sales volume.

Gross margins

Consolidated gross margin percentages for the quarter and nine months ended March 31, 2012 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired during the fourth quarter of fiscal 2011. Under purchase accounting, inventory acquired is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Consolidated gross margin percentage	75.8%	79.1%	75.0%	78.0%
Identified adjustments:
Costs recognized upon sale of acquired inventory	2.3%	0.0%	2.5%	0.0%
Amortization of intangibles	0.9%	0.2%	1.0%	0.2%

Adjusted gross margin percentage	79.0%	79.3%	78.5%	78.2%

Segment gross margins, as a percentage of net sales, were as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Biotechnology	77.7%	81.3%	76.9%	80.3%
Hematology	48.7%	48.7%	47.8%	46.5%

Biotechnology segment gross margin percentages for the quarter and nine months ended March 31, 2012 were negatively impacted by purchase accounting and intangible asset amortization as discussed above. Hematology segment gross margin percentage for the nine months ended March 31, 2012 increased from the comparable prior-year period as a result of changes in product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2012 increased $604,000 (6.5%) and $6.0 million (23.6%), respectively, from the same prior-year periods. The increase in selling, general and administrative expense resulted primarily from expenses of the companies acquired in late fiscal 2011 and an increase in customer relationships and trade name amortization as a result of the acquisitions.

A reconciliation of selling, general and administrative expenses, adjusted for expenses of acquired companies, amortization and acquisition related professional fees is as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Selling, general and administrative expenses	$9,899	$9,295	$31,323	$25,335
Identified adjustments:
Acquired companies’ expense, excluding intangible amortization	(795)	0	(3,160)	0
Amortization of intangibles	(518)	(62)	(1,558)	(185)
Acquisition related professional fees	0	(211)	0	(211)

Adjusted selling, general and administrative expenses	$8,586	$9,022	$26,605	$24,939

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Biotechnology	$8,921	$7,926	$27,394	$21,271
Hematology	435	438	1,315	1,102
Unallocated corporate expenses	543	931	2,614	2,962

Consolidated selling, general and administrative expenses	$9,899	$9,295	$31,323	$25,335

Research and development expenses

Research and development expenses were composed of the following (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Biotechnology	$6,924	$6,104	$20,017	$18,904
Hematology	198	193	609	615

Consolidated research and development expenses	$7,122	$6,297	$20,626	$19,519

Research and development expenses for the quarter and nine months ended March 31, 2012 increased $825,000 (13%) and $1.1 million (5.7%), respectively, from the same prior-year periods. The increase was mainly due to increases in personnel and supply costs associated with the ongoing development and release of new high-quality biotechnology products.

Impairment loss on investments in unconsolidated entities

The Company holds a 16.8% ownership interest in Nephromics, Inc. (Nephromics) and accounts for its investment under the equity method of accounting as Nephromics is a limited liability company. During the quarter ended March 31, 2012, Nephromics entered into an agreement to sell substantially all of its assets. The transaction closed in April, 2012. As a result, the Company determined that a portion of its investment in Nephromics was other than temporarily impaired and wrote off $2.4 million of this investment during the quarter ended March 31, 2012. At March 31, 2012, the Company’s remaining investment in Nephromics was $925,000.

The Company holds a 13.6% ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company. During the quarter ended March 31, 2012, the Company determined, based on ACTGen financial results for calendar 2011 and its current operational and funding status, that the Company’s investment in ACTGen was other than temporarily impaired and wrote off its remaining investment of $854,000.

Other non-operating expense, net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees. Amounts are as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Foreign currency gains (losses)	$164	$249	$(465)	$667
Rental income	150	114	482	375
Building expenses related to rental property	(545)	(587)	(1,614)	(1,674)
Losses by equity method investees	(142)	(197)	(558)	(744)

Other non-operating expense, net	$(373)	$(421)	$(2,155)	$(1,376)

Income taxes

Income taxes for the quarter and nine months ended March 31, 2012 were provided at rates of 26.5% and 30.0% of consolidated earnings before income taxes, compared to 31.6% and 31.2% for the same prior-year periods. Included in income taxes for the quarter and nine months ended March 31, 2012 was a $3.0 million benefit due to the reversal of a deferred tax valuation allowance on the Company’s excess tax basis in ChemoCentryx, Inc. (CCXI) and on its excess tax basis in certain unconsolidated entities. The Company determined such valuation allowance was no longer necessary as a result of the Company’s unrealized gain of $37.0 million on its CCXI investment at March 31, 2012. The Company has the intent and ability to sell a portion of its CCXI investment and realize a long-term capital gain to offset long-term capital losses from its investments in unconsolidated entities.

Foreign income taxes have been provided at rates that approximate the tax rates in the countries in which R&D Europe, Tocris and R&D China operate. The Company expects its effective income tax rate for the remainder of fiscal 2012 to range from 31.0% to 33.0%.

Net earnings

Consolidated net earnings for the quarter and nine months ended March 31, 2012 were $31.8 million and $85.1 million, respectively, increases of $692,000 (2.2%) and $1.1 million (1.3%) from the quarter and nine months ended March 31, 2011. Consolidated net earnings, excluding the impact of accounting for acquired inventory, amortization of intangible assets, acquisition related professional fees, impairment losses on investments and the reversal of the deferred tax valuation allowance were as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net earnings	$31,756	$31,064	$85,090	$83,971
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,955	0	5,870	0
Amortization of intangibles	1,268	170	3,821	511
Acquisition related professional fees	0	211	0	211
Impairment losses on investments	3,254	0	3,254	0
Tax impact of above adjustments	(2,069)	(137)	(3,883)	(263)
Tax impact of reversal of valuation allowance	(3,016)	0	(3,016)	0

Adjusted net earnings	$33,148	$31,308	$91,136	$84,430

Adjusted growth	5.9%		7.9%

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, cash and cash equivalents and available-for-sale investments were $365 million compared to $273 million at June 30, 2011. Included in available-for-sale-investments at March 31, 2012 was the fair value of the Company’s investment in CCXI of $66.5 million. At March 31, 2012, approximately 59%, 38%, and 3% of the Company's cash and cash equivalents of $95.3 million are located in the U.S., United Kingdom and China, respectively. At March 31, 2012, approximately 97% of the Company's available-for-sale investment accounts are located in the U.S., with the remaining 3% in China. The Company has either paid U.S. income taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

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

Cash flows from operating activities

The Company generated cash of $89.3 million from operating activities in the first nine months of fiscal 2012 compared to $92.5 million in the first nine months of fiscal 2011. The decrease from the prior year was primarily due to changes in deferred and currently payable income taxes as a result of the timing of tax payments, partially offset by non-cash adjustments for depreciation expense, amortization expense, impairment loss on investments in unconsolidated entities and costs recognized on the sale of acquired inventory.

Cash flows from investing activities

During the nine months ended March 31, 2012, the Company purchased $124 million and had sales or maturities of $110 million of available-for-sale investments. During the nine months ended March 31, 2011, the Company purchased $132 million and had sales or maturities of $129 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first nine months of fiscal 2012 and 2011 were $4.9 million and $2.4 million, respectively. Included in capital expenditures for the first nine months of fiscal 2012 was $2.6 million related to remodeling of office and laboratory space at the Company’s Minneapolis facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2012 are expected to be approximately $1.7 million and are expected to be financed through currently available funds and cash generated from operating activities.

Cash flows from financing activities

During the first nine months of fiscal 2012 and 2011, the Company paid cash dividends of $30.7 million and $29.7 million, respectively, to all common shareholders. On May 1, 2012, the Company announced the payment of a $0.28 per share cash dividend. The dividend of approximately $10.3 million will be payable May 25, 2012 to all common shareholders of record on May 11, 2012.

Cash of $667,000 and $3.4 million was received during the nine months ended March 31, 2012 and 2011, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $51,000 and $419,000 for the nine months ended March 31, 2012 and 2011, respectively.

During the first nine months of fiscal 2012 and 2011, the Company purchased 13,140 and 4,923 shares of common stock for its employee stock bonus plans at a cost of $907,000 and $294,000, respectively.

During the first nine months of fiscal 2012, the Company purchased and retired 309,010 shares of common stock at a market value of $21.3 million. During the first nine months of fiscal 2011, the Company disbursed $1.9 million for the settlement of common stock purchased and retired during the fourth quarter of fiscal 2010.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended March 31, 2012 and during the nine months ended March 31, 2012.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, effective tax rate, pending litigation, the amount of capital expenditures for the remainder of the fiscal year, the sufficiency of currently available funds for meeting the Company’s needs, the impact of fluctuations in interest rates and foreign currency exchange rates and the ability to realize capital gains to offset potential capital losses. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, the integration of Boston Biochem and Tocris, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2011 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2012, the Company had a portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $203 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

At March 31, 2012, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $66.5 million. At March 31, 2012, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $6.6 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the nine months ended March 31, 2012, approximately 31% of consolidated net sales were made in foreign currencies, including 16% in euros, 7% in British pound sterling, 3% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Euro	$1.33	$1.39	$1.36	$1.35
British pound sterling	1.59	1.61	1.59	1.58
Chinese yuan	.159	.152	.157	.150

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At March 31, 2012, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,363	$2,182
Other European currencies		£990	$1,585
Intercompany payable in:
Euros		£492	$788
U.S. dollars		£2,887	$4,623
U.S. dollars	yuan	5,205	$827
British pound sterling	yuan	143	$23

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2012 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2012 earnings into U.S. dollars (annualized)	$2,628
Decrease in translation of net assets of foreign subsidiaries	14,588
Additional transaction losses	545

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

Days earlier, on October 28, 2009, at the conclusion of trial in the Nebraska Court, a jury decided that the Company did not meet its burden of demonstrating by clear and convincing evidence that the Streck patents were invalid. The jury also found that a reasonable license royalty rate was 12.5%, and that R&D Systems did not willfully infringe, resulting in a judgment in favor of Streck in the amount of approximately $170,000 including court-related costs. On September 30, 2010, the Nebraska Court upheld the jury verdict and, in a related action, reversed the ruling of the USPTO interference board. The Nebraska Court entered an injunction prohibiting the making and selling of the products that are the subject of the lawsuit.

In October 2010, the Company appealed the adverse decisions of the Nebraska Court to the Federal Circuit Court of Appeals. On October 20, 2011, the Federal Circuit issued an opinion upholding the District Court's interference-related finding of priority in favor of Streck, and on January 10, 2012, the Federal Circuit affirmed the District Court’s infringement finding and permanent injunction. The Company has filed a Petition for Writ of Certiorari to the United States Supreme Court, seeking to reverse or vacate the Federal Circuit affirmances. That Petition is currently pending before the Supreme Court. The Company does not believe the resolution of the above proceedings will have a material impact on the Company’s consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/12-1/31/12	28,983	$68.63	28,983	$30.4 million
2/1/12-2/29/12	16,100	$66.86	16,100	$29.4 million
3/1/12-3/31/12	900	$67.92	900	$29.3 million

Total	45,983	$68.00	45,983	$29.3 million

In April 2009, the Company authorized a plan for the repurchase and retirement of $60 million of its common stock. The plan does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See “exhibit index” following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNE CORPORATION
(Company)

Date: May 10, 2012	/s/ Thomas E. Oland
Thomas E. Oland
President, Chief Executive Officer

Date: May 10, 2012	/s/ Gregory J. Melsen
Gregory J. Melsen
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.