Form 10-K
period 2012-06-30
TECHNE CORP /MN/
filed 2012-08-29
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on December 31, 2011 as reported on The Nasdaq Stock Market ($68.26 per share) was approximately $2.0 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $0.01 par value Common Stock outstanding at August 24, 2012: 36,828,834

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The Company has two reportable segments based on the nature of its products (biotechnology and hematology). R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s hematology reporting segment, which consists of R&D Systems’ Hematology Division, develops and manufactures hematology controls and calibrators for sale world-wide.

THE MARKET

The Company manufactures and sells products for the biotechnology research market and the clinical diagnostics market. In fiscal 2012, 2011 and 2010, net sales from the Company’s biotechnology segment were 93% of consolidated net sales in each year. The Company’s hematology segment net sales were 7% of consolidated net sales for each of fiscal 2012, 2011 and 2010. Financial information relating to the Company’s segments is incorporated herein by reference to Note M to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The growing interest by academic and commercial researchers in cytokines is largely due to the profound effect that a tiny amount of a cytokine can have on cells and tissues. Cytokines are intercellular messengers. They act as signaling agents by interacting with specific receptors on the affected cells and trigger events that can lead to significant changes in a cell, tissue or organ. For example, cytokines can induce cells to acquire more specialized functions and features. Another example of the beneficial action of cytokines is their key role played in attracting cells at the site of injury, inducing them to grow and divide and initiate the healing process. Unregulated cytokine production and action can have non-beneficial effects and lead to various pathologies.

The Company also produces and markets enzymes and intracellular signaling reagents. Enzymes are proteins which act as biological catalysts that accelerate a variety of chemical reactions in cells. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins. Additionally, both enzymes and cytokines have the potential to serve as predictive biomarkers and therapeutic targets for a variety of diseases and conditions including cancer, Alzheimer’s, arthritis, autoimmunity, diabetes, hypertension, obesity, inflammation, AIDS and influenza.

The Company markets one type of immunoassay kit under the trade name Quantikine®. Quantikine kits are used by researchers to quantify the level of a specific protein in biological fluids, such as serum, plasma, or urine. Protein quantification is an integral component of basic research and as a valuable indicator of the effects of new therapeutic compounds in the pharmaceutical drug discovery and development process.

With the acquisition of Tocris in April 2011, the Company added chemically-based products to its biotechnology segment. Tocris products are small compounds, sold in highly purified forms typically with agonistic or antagonistic properties in a variety of biological processes. The addition of Tocris products to the Company’s product lines allows customers to have access to the broadest range of compounds and biological reagents to meet their life science research needs. The combined chemical and biological reagents portfolio of the two companies provide new tools which customers can use in solving the complexity of important biological pathways and glean knowledge which may lead to a fuller understanding of biological processes and ultimately to the development of novel strategies to address different pathologies.

The Company currently manufactures and sells approximately 22,000 biotechnology products.

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

Clinical Diagnostic Immunoassay Kits. The Company has received Food and Drug Administration (FDA) marketing clearance for its erythropoietin (EPO), transferrin receptor (TfR) and Beta2-microglobulin (ß2M) immunoassays for use as in vitro diagnostic devices.

Flow Cytometry Products. This product line includes fluorochrome labeled antibodies and kits, which are used to determine the immuno-phenotypic properties of cells from different tissues.

Intracellular Signaling Products. This diverse product line provides reagents to elucidate signal transduction pathways within cells. Products include antibodies, phospho-specific antibodies, antibody arrays, active caspases, kinases, phosphatases, and enzyme-linked immunosorbant assay (ELISA) assays to measure the activity of apoptotic and signaling molecules.

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

Hematology controls and calibrators are products derived from various cellular components of blood which have been stabilized. Control and calibrator products can be utilized to ensure that hematology instruments are performing accurately and reliably. Ordinarily, a hematology control is used once to several times a day to make sure the instrument is reading accurately. In addition, most instruments need to be calibrated periodically. Hematology calibrators are similar to controls, but undergo additional testing to ensure that the calibration values assigned are within tight specifications and can be used to calibrate the instrument.

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

Original Equipment Manufacturer (OEM) agreements represent the largest market for hematology controls and calibrators made by the Company. In fiscal 2012, 2011 and 2010, OEM agreements accounted for $9.7 million, $8.7 million and $8.0 million, respectively, or 3% of total consolidated net sales in each fiscal year. The Company sells its hematology products directly to customers in the United States and through distributors in the rest of the world.

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

In fiscal 2012, the Company introduced 1,800 new biotechnology products. The Company is planning to release new proteins, antibodies, immunoassay products and chemically-based research reagents in the coming year. All of these products will be for research use only and therefore do not require FDA clearance. The Company also developed several new hematology control products in fiscal 2012 and is continuously working on product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

	Year Ended June 30,
	2012	2011	2010
Research expense (in thousands):
Biotechnology	$27,112	$25,176	$24,331
Hematology	800	809	790

	$27,912	$25,985	$25,121

Percent of net sales	8.9%	9.0%	9.3%

INVESTMENTS

The Company has an approximate 18.0% equity investment in ChemoCentryx, Inc. (CCXI). CCXI is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. At June 30, 2011, the Company had a $14.3 million investment in the preferred stock of CCXI and accounted for the investment on a cost basis. The investment was included in “Investments in unconsolidated entities” at June 30, 2011. In September 2011, the Company entered into a $10.0 million loan agreement with CCXI. The loan agreement contained a number of conversion features contingent upon CCXI obtaining future debt or equity financing. The agreement also included a $5.0 million commitment by the Company to participate in a private placement in the event of a successful public offering of CCXI shares. On February 8, 2012, CCXI completed its initial public offering (IPO) at $10 per share. Upon the close of the IPO, the Company’s investment in CCXI’s preferred shares and the loan, plus accrued interest, converted into CCXI common stock. The Company invested an additional $5.0 million in the private placement, as discussed above, and received ten year warrants to purchase 150,000 shares of CCXI common stock at $20 per share. The Company’s investment in CCXI is included in “Short-term available-for-sale investments” at June 30, 2012 at fair value of $94.7 million as the Company has determined that it does not have the ability to exercise significant influence over the operating and financial policies of CCXI.

The Company has a 6.9% ownership percentage in Hemerus Medical, LLC (Hemerus). Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from red blood cells and to extend the shelf life of the isolated blood products. Hemerus owns two patents, has several patent applications pending and has received FDA clearance to market its products in the U.S. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. During fiscal 2012, Hemerus entered into an agreement to sell substantially all of its assets. The Company has determined that it is more-likely-than-not that it will recover its remaining investment in Hemerus. The Company’s net investment in Hemerus was $551,000 and $773,000 at June 30, 2012 and 2011, respectively.

The Company has a 16.8% ownership interest in Nephromics LLC (Nephromics). Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. In fiscal 2012 and fiscal 2010, the Company received distributions of $463,000 and $50,000, respectively, from Nephromics. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. During fiscal 2012, Nephromics signed an agreement to sell substantially all of its assets. As a result of the agreement, the Company determined that a portion of its investment in Nephromics was other-than-temporarily impaired and wrote off $2.4 million of this investment. The Company’s net investment in Nephromics was $505,000 and $3.7 million at June 30, 2012 and 2011, respectively.

The Company has a 13.6% ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company located in Japan. ACTGen has intellectual property related to the identification and expression of secreted molecules. During fiscal 2012, the Company determined that, based on ACTGen financial results for calendar 2011 and its operational and funding status, the Company’s investment in ACTGen was other-than-temporarily impaired and wrote off its remaining investment of $854,000. The Company’s net investment in ACTGen was $925,000 at June 30, 2011.

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

Three of the Company’s immunoassay kits, EPO, TfR and ß2M, have FDA clearance to be sold for clinical diagnostic use. The Company must comply with QSR for the manufacture of these kits. Biotechnology products manufactured in the United States and sold for use in the research market do not require FDA clearance.

Both Boston Biochem and Tocris products are used as research tools and require no regulatory approval for commercialization. Some of Tocris’ products are considered controlled substances and require government permits to stock such products and to ship them to end-users. The Company has no reason to believe that these annual permits will not be re-issued.

Some of the Company’s research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, the Company is subject to regulation and inspection by the Minnesota Department of Health and has been granted a license through August 2013. The license is renewable annually. The Company has had no difficulties in renewing this license in prior years and has no reason to believe it will not be renewed in the future. If, however, the license was not renewed, it would have minimal effect on the Company’s business since there are other technologies the research groups could use to replace the use of radioisotopes.

Beginning January 1, 2013, the Company will be subject to the medical device excise tax which was included as part of the Affordable Care Act. The tax applies to the sale of medical devices by a manufacturer, producer or importer of the device and is 2.3% of the sale price. The tax will apply to the Company’s in vitro diagnostic products, including its hematology products and biotechnology clinical diagnostic immunoassay kits. The Company estimates it will pay approximately $250,000 for the medical device excise tax in fiscal 2013.

AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company’s hematology controls is whole blood. Human blood is purchased from commercial blood banks, while porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens, the higher cost of these materials has not had a material adverse effect on the Company’s business. The Company does not perform its own pathogen testing as the supplier tests all human blood purchased.

R&D Systems’ Biotechnology Division develops and manufactures the majority of its cytokines from synthetic genes developed in-house, thus significantly reducing its reliance on outside resources. R&D Systems typically has several outside sources for all critical raw materials necessary for the manufacture of products. Tocris sources its raw material from multiple world-wide sources. Many of the starting components used in the chemical synthesis are widely available products and no single source of raw reagents poses a supply risk to this business.

PATENTS AND TRADEMARKS

The Company owns patent protection for certain hematology controls which extend for various periods depending on the date of the patent application or patent grant. The Company is not substantially dependent on products for which it has obtained patent protection. Sales of such products are not material to the Company’s financial results.

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

The Company has a number of licensing agreements with patent holders under which it has the non-exclusive right to use patented technology or the non-exclusive right to manufacture and sell certain patented proteins and related products to the research market. For fiscal 2012, 2011 and 2010, total royalties expensed under these licenses were approximately $3.2 million, $3.4 million and $3.3 million, respectively.

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

SIGNIFICANT CUSTOMERS

No single customer in either reportable segment accounted for more than 10% of the Company’s consolidated net sales during fiscal 2012, 2011 or 2010.

BACKLOG

There was no significant backlog of orders for the Company’s products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2011. The majority of the Company’s biotechnology products are shipped within one day of receipt of the customers’ orders. The majority of hematology products are shipped based on a preset, recurring schedule.

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

Competition is intense in the hematology control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Historically, most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is composed of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal hematology control competitors for the Company’s hematology retail products are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Streck, Inc., Siemens Healthcare Diagnostics Inc. and Sysmex Corporation. The Company believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck, Inc.

EMPLOYEES

Through its subsidiaries, the Company employed 783 full-time and 64 part-time employees as of June 30, 2012, as follows:

	Full-time	Part-time
U.S.:
R&D Systems	646	33
BiosPacific	6	1
Boston Biochem	12	0
Europe:
R&D Europe	57	20
Tocris	45	8
China & Hong Kong:
R&D China	17	2

	783	64

ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom, Germany, China and Hong Kong had no material effect on the Company in fiscal 2012.

GEOGRAPHIC AREA FINANCIAL INFORMATION

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2012	2011	2010
External sales
United States	$172,310	$159,857	$148,137
Europe	90,142	83,676	78,496
China	11,378	8,299	6,792
Other Asia	25,988	24,715	22,372
Rest of world	14,742	13,415	13,250

Total external sales	$314,560	$289,962	$269,047

	As of June 30,
	2012	2011	2010
Long-lived assets
United States	$87,968	$88,802	$91,554
Europe	7,528	7,819	6,299
China	141	96	70

Total long-lived assets	$95,637	$96,717	$97,923

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since
Thomas E. Oland	71	Chairman of the Board, President, Chief Executive Officer and Director	1985
Gregory J. Melsen	60	Vice President of Finance, Treasurer and Chief Financial Officer	2004
Marcel Veronneau	58	Vice President, Hematology Operations	1995

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

The Company faces significant competition across all of its product lines and in each market in which it operates. Competitors include companies ranging from start-up companies, who may be able to more quickly respond to customers’ needs, to large multinational companies, which may have greater financial and marketing resources than the Company. In addition consolidation trends in the pharmaceutical and biotechnology industries have served to create fewer customer accounts and/or to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on the Company. The entry into the market of manufacturers in China and other low-cost manufacturing locations is also creating increased pricing pressures, particularly in developing markets. Failure to anticipate and respond to competitors’ actions may impact the Company’s future sales and earnings.

The Company relies heavily on internal manufacturing and related operations to produce, package and distribute its products.

The Company manufactures the majority of the products it sells at its Minneapolis, Minnesota facility. Quality control, packaging and distribution operations support all of the Company’s sales. Any significant disruption of these operations for any reason could adversely affect sales and customer relationships, and therefore adversely affect the business. While the Company has taken certain steps to manage these operational risks, and while insurance coverage may reimburse, in whole or in part, for losses related to such disruptions, the Company’s ability to provide products in the longer term could adversely affect future sales growth and earnings.

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

Approximately 30% of the Company’s sales are made through its foreign subsidiaries, which transact their sales in foreign currencies. The Company’s revenues and earnings are, therefore, affected by fluctuations in currency exchange rates. Any adverse movement in foreign currency exchange rates could negatively affect the Company’s revenues and earnings.

The Company faces risk resulting from the economic instability in the Eurozone countries.

Sales to Europe made up approximately 29% of the Company’s net sales in fiscal 2012. As a result of several Eurozone countries facing fiscal crises and uncertainty about the continued viability of the Euro as a single currency, the Company’s European sales may be adversely affected by reduced spending on health care and research by Eurozone governments and general economic instability in the region. Such reduced sales would adversely affect the Company’s revenues, financial condition and results of operations.

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

The Company’s business is subject to governmental laws and regulations.

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

As a multinational corporation, the Company is subject to the tax laws and regulations of the U.S. federal, state and local governments and of several international jurisdictions. From time to time, new tax legislation may be implemented which could adversely affect current or future tax filings or negatively impact the Company’s effective tax rate and thus increase future tax payments.

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

The Company has investments in marketable securities that are classified and accounted for as available-for-sale. These securities include U.S. government and agency securities, foreign government and agency securities, corporate debt and equity securities and certificates of deposit. These investments may experience reduced liquidity due to changes in market conditions and investor demand. Although the Company has not recognized any significant losses to date on its available-for-sale securities, any significant future declines in their market values could materially adversely affect the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of the Company’s available-for-sale investments could decline and result in a material impairment, which could materially adversely affect the Company’s financial condition and operating results.

The Company may incur losses as a result of its investments in ChemoCentryx, Inc. and other companies, the success of which is largely out of the Company’s control.

The Company’s expansion strategies include collaborations, investments in joint ventures and companies developing new products related to the Company’s business, and the acquisition of businesses for new products, technologies and additional customer base. These strategies carry risks that objectives will not be achieved and future earnings will be adversely affected.

The Company has an approximate 18.0% equity investment in ChemoCentryx, Inc. (CCXI) that is valued at $94.7 million on the Company’s June 30, 2012 Balance Sheet. CCXI is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory diseases and cancers. The development of new drugs is a highly risky undertaking. CCXI is dependent on a limited number of products, must achieve favorable clinical trial results, obtain regulatory and marketing approval for these products and is reliant on a strategic alliance with GlaxoSmithKline. CCXI has also incurred significant losses and has yet to achieve profitability.

The ownership of CCXI shares is very concentrated, the share price is highly volatile and there is limited trading of the shares. These factors make it possible that the Company could experience future dilution or a substantial decline in the $65.2 million unrealized gain it has on its CCXI investment and/or its $29.5 million investment in CCXI.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2. PROPERTIES

The Company owns the facilities that its headquarters and R&D Systems subsidiary occupy in Minneapolis, Minnesota. The Minneapolis facilities are utilized by both the Company’s hematology and biotechnology segments.

The R&D Systems main complex includes approximately 500,000 square feet of administrative, research and manufacturing space in several adjoining buildings. The Company owns two additional properties adjacent to its main complex. The Company has renovated the first property and is currently leasing or plans to lease approximately 60% of the 176,000 square foot building as retail and office space and use the remainder as office, warehouse and storage space. The Company has recently begun renovation of the second property and plans to lease approximately 40% of the 179,000 square foot building as office space and use the remainder for manufacturing and shipping operations.

The Company owns approximately 649 acres of farmland, including buildings, in southeast Minnesota. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. The remaining property is used by the Company to house goats and sheep for polyclonal antibody production for its biotechnology segment.

Rental income from the above properties was $693,000, $549,000 and $413,000 in fiscal 2012, 2011 and 2010, respectively.

The Company owns the 17,000 square foot facility that its R&D Europe subsidiary occupies in Abingdon, England. This facility is utilized by the Company’s biotechnology segment.

The Company leases the following facilities, all of which are utilized by the Company’s biotechnology segment:

Subsidiary	Location	Type	Square Feet
R&D GmbH	Wiesbaden-Nordenstadt, Germany	Office space	4,200
BiosPacific	Emeryville, California	Office space	3,000
R&D China	Shanghai, China	Office/warehouse	7,000
R&D Hong Kong	Hong Kong	Office space	1,200
Boston Biochem	Cambridge, Massachusetts	Office/lab	6,000
Tocris	Bristol, United Kingdom	Office/manufacturing/ lab/warehouse	11,000

The Company plans to build a new facility for its Tocris operations in Bristol, UK. Purchase of the land and construction of the 23,000 square foot facility is expected to begin in fiscal 2013 and be completed in fiscal 2014. The Company believes the owned and leased properties discussed above are adequate to meet its occupancy needs in the foreseeable future.

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

In October 2010, the Company appealed the adverse decisions of the Nebraska Court to the Federal Circuit Court of Appeals. On October 20, 2011, the Federal Circuit issued an opinion upholding the District Court’s interference-related finding of priority in favor of Streck, and on January 10, 2012, the Federal Circuit affirmed the District Court’s infringement finding and permanent injunction. The Company filed a Petition for Writ of Certiorari to the United States Supreme Court, seeking to reverse or vacate the Federal Circuit affirmances. The Petition was not granted, and in June 2012, the Company paid $170,000 in full satisfaction of the judgment and court-related costs.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Fiscal 2012 Price		Fiscal 2011 Price
	High	Low	High	Low
1st Quarter	$86.43	$66.34	$63.44	$55.63
2nd Quarter	73.55	62.04	68.12	58.60
3rd Quarter	72.20	65.25	73.96	65.33
4th Quarter	74.79	63.08	83.82	71.54

As of August 23, 2012, there were over 25,000 beneficial shareholders of the Company’s common stock and over 180 shareholders of record. The Company paid quarterly cash dividends totaling $41.0 million, $39.7 million and $38.4 million in fiscal 2012, 2011 and 2010, respectively. Its Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay cash dividends in the future.

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2007 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following table sets forth the repurchases of Company common stock for the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/12 – 4/30/12	31,781	$66.76	31,781	$27.2 million
5/1/12 – 5/31/12	2,862	$67.79	2,862	$27.0 million
6/1/12 – 6/30/12	0	0	0	$27.0 million

In November 2007, the Company authorized a plan for the repurchase and retirement of up to $150 million of its common stock. In April 2009, the Company authorized an additional $60 million for its stock repurchase plan. The plan does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)

Income and Share Data:	2012	2011 (1)	2010	2009	2008
Net sales	$314,560	$289,962	$269,047	$263,956	$257,420
Gross margin(2)	75.0%	77.6%	79.6%	78.8%	79.3%
Selling, general and administrative expenses(2)	13.3%	12.4%	12.2%	12.8%	14.5%
Research and development expenses(2)	8.9%	9.0%	9.3%	8.9%	8.7%
Operating income(2)	52.8%	56.2%	58.1%	57.1%	56.1%
Earnings before income taxes(2)	51.6%	56.9%	58.1%	58.9%	59.8%
Net earnings(2)	35.7%	38.7%	40.8%	39.9%	40.2%
Net earnings	$112,331	$112,302	$109,776	$105,242	$103,558
Diluted earnings per share	$3.04	$3.02	$2.94	$2.78	$2.64
Average common and common equivalent shares — diluted (in thousands)	37,006	37,172	37,347	37,900	39,247
Closing price per share:
High	$85.13	$83.37	$69.65	$81.90	$79.73
Low	$62.37	$56.14	$57.10	$45.64	$56.20

Balance Sheet Data as of June 30:	2012	2011	2010	2009	2008
Cash, cash equivalents and short-term available-for-sale investments	$268,986	$140,813	$138,811	$202,887	$206,345
Receivables	37,741	37,860	34,137	31,153	33,332
Inventories	38,277	44,906	13,737	11,269	9,515
Working capital	310,757	212,229	184,016	239,944	238,194
Total assets	719,324	617,670	518,816	472,005	507,369

Cash Flow Data:	2012	2011	2010	2009	2008
Net cash provided by operating activities	$126,746	$127,194	$111,260	$111,321	$115,317
Capital expenditures	6,017	3,630	4,644	6,556	16,365
Cash dividends paid per common share(3)	1.11	1.07	1.03	0.75	0.00

Financial Ratios:	2012	2011	2010	2009	2008
Return on average equity	17.8%	20.6%	22.9%	22.3%	22.4%
Return on average assets	16.8%	19.8%	22.2%	21.5%	21.5%
Current ratio	9.7	12.7	11.8	16.5	12.8
Price to earnings ratio(4)	24	28	20	23	29

Employee Data as of June 30:	2012	2011	2010	2009	2008
Full-time employees	783	763	684	687	666

(1)	The Company acquired Boston Biochem, Inc. on April 1, 2011 and Tocris Holdings Limited and subsidiaries on April 28, 2011.
(2)	As a percent of net sales.
(3)	The Company’s Board of Directors periodically considers the payment of cash dividends.
(4)	Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, which are based on the Company’s current assumptions and expectations. The principal forward-looking statements in this report include: the Company’s expectations regarding product releases, governmental license renewals, future income tax rates, medical device excise tax, capital expenditures, the performance of the Company’s investments, future dividend declarations, the construction and lease of certain facilities, adequacy of owned and leased property for future operations, and sufficiency of capital resources to meet the Company’s foreseeable future cash and working capital requirements.

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

USE OF ADJUSTED FINANCIAL MEASURES:

The adjusted financial measures used in this Annual Report on Form 10-K quantify the impact the following events had on reported net sales, gross margin percentages and net earnings for fiscal 2012 as compared to fiscal 2011 and 2010:

-	fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling and Chinese yuan) to U.S. dollars;

-	the acquisitions of Boston Biochem, Inc. on April 1, 2011 and Tocris Holdings Limited on April 28, 2011, including the recognition of costs upon the sale of inventory written-up to fair value;

-	professional fees and other costs incurred as part of the acquisitions of Boston Biochem, Inc. and Tocris Holdings Limited;

-	intangible asset amortization;

-	impairment losses related to the Company’s investments in unconsolidated entities;

-	the reversal of valuation allowances on deferred tax assets related to the excess tax basis in the Company’s unconsolidated entities; and

-	the tax benefit from repatriation of funds from R&D Europe.

These adjusted financial measures are not prepared in accordance with generally accepted accounting principles (GAAP) and may be different from adjusted financial measures used by other companies. Adjusted financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The Company views these adjusted financial measures to be helpful in assessing the Company’s ongoing operating results. In addition, these adjusted financial measures facilitate our internal comparisons to historical operating results and comparisons to competitors’ operating results. These adjusted financial measures are included in this Annual Report on Form 10-K because the Company believes they are useful to investors in allowing for greater transparency related to supplemental information used in the Company’s financial and operational analysis. Investors are encouraged to review the reconciliations of adjusted financial measures used in this Annual Report on Form 10-K to their most directly comparable GAAP financial measures.

OVERVIEW

TECHNE Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem) and BiosPacific, Inc. (BiosPacific). The Company’s European biotechnology operations are conducted through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes its biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong Ltd., in Hong Kong.

The Company has two reportable segments based on the nature of its products (biotechnology and hematology). R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s hematology reporting segment, which consists of R&D Systems’ Hematology Division, develops and manufactures hematology controls and calibrators for sale world-wide.

OVERALL RESULTS

Consolidated net sales increased 8.5% and consolidated net earnings were flat for fiscal 2012 as compared to fiscal 2011. Consolidated net sales in fiscal 2012 were impacted by the acquisitions of Boston Biochem and Tocris during the fourth quarter of fiscal 2011. Included in fiscal 2012 and 2011 consolidated net sales were $19.4 million and $4.7 million of acquisition-related net sales that were not comparable to the prior fiscal year. Consolidated net earnings for fiscal 2012 included $7.6 million of costs recognized upon the sale of inventory that was written-up to fair value at the time of the acquisitions and $5.1 million amortization of intangible assets compared to $1.8 million and $1.5 million, respectively, in fiscal 2011. Consolidated net earnings in fiscal 2012 also included impairment losses of $3.3 million recorded on two of the Company’s investments in unconsolidated entities and a $3.0 million tax benefit from the reversal of deferred tax valuation allowances.

Consolidated net sales and consolidated net earnings increased 7.8% and 2.3%, respectively, for fiscal 2011 as compared to fiscal 2010. Consolidated net sales for fiscal 2011 included $4.7 million net sales from companies acquired during fiscal 2011. Consolidated net sales in fiscal 2011 were affected by changes in exchange rates from the prior year used to convert consolidated net sales in foreign currencies into U.S. dollars and the impact of repatriation of prior-year earnings in fiscal 2010. Consolidated net earnings for fiscal 2010 included a $4.7 million tax benefit as a result of a foreign currency exchange tax loss on the repatriation of prior-year earnings from R&D Europe to the U.S.

RESULTS OF OPERATIONS

Net sales

Consolidated organic net sales, excluding the impact of the acquisitions and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan) into U.S. dollars, were as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Consolidated net sales	$314,560	$289,962	$269,047
Organic sales adjustments:
Acquisitions	(19,385)	(4,683)	0
Impact of foreign currency fluctuations	27	(466)	(888)

Consolidated organic net sales	$295,202	$284,813	$268,159

Organic sales growth	1.8%	5.9%	1.6%

Net sales by reportable segment were as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Biotechnology	$293,274	$270,287	$250,653
Hematology	21,286	19,675	18,394

	$314,560	$289,962	$269,047

Biotechnology segment net sales increased $23.0 million (8.5%) and $19.6 million (7.8%), respectively, in fiscal 2012 and fiscal 2011 from each of the prior fiscal years. Biotechnology segment organic net sales increased $3.6 million (1.3%) and $14.5 million (5.8%), respectively, in fiscal 2012 and 2011, primarily as a result of increased sales volume. Included in fiscal 2012 and 2011 net sales were $2.7 million and $2.5 million, respectively, of sales of new protein based biotechnology products which had their first sale in each of the fiscal years.

Biotechnology segment organic sales growth from the same prior-year periods was as follows:

	Year Ended June 30,
	2012	2011
U.S. industrial, pharmaceutical and biotechnology	3.2%	4.8%
U.S. academic	(5.1%)	6.4%
Europe	(1.5%)	4.1%
China	21.6%	22.6%
Pacific Rim	7.0%	4.1%

Biotechnology segment net sales consisted of the following:

Year Ended June 30,
2012
United States
Industrial, pharmaceutical and biotechnology	28%
Academic	12%
Acquisitions	4%
Other	13%

57%
Europe	26%
Acquisitions	3%

29%
China	4%
Pacific Rim distributors	8%
Rest of world	2%

100%

Hematology segment net sales increased $1.6 million (8.2%) and $1.3 million (7.0%), respectively, in fiscal 2012 and 2011 from each of the prior fiscal years, primarily as a result of increased sales volume.

Gross margins

Consolidated gross margins for fiscal 2012 and 2011 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired during the fourth quarter of fiscal 2011. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Year Ended June 30,
	2012	2011	2010
Consolidated gross margin percentage	75.0%	77.6%	79.6%
Identified adjustments:
Costs recognized upon sale of acquired inventory	2.4%	0.6%	0.0%
Amortization of intangibles	1.0%	0.3%	0.2%

Adjusted gross margin percentage	78.4%	78.5%	79.8%

Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2012	2011	2010
Biotechnology	76.9%	79.8%	81.9%
Hematology	48.6%	47.0%	47.7%
Consolidated	75.0%	77.6%	79.6%

The Biotechnology segment gross margin percentages for fiscal 2012 and 2011 were negatively impacted by purchase accounting and intangible asset amortization as discussed above. The Hematology segment gross margin percentages changed from the comparable prior-year periods as a result of changes in product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.8 million (16.1%) and $3.2 million (9.8%) in fiscal 2012 and 2011, respectively. The increase resulted primarily from expenses of the companies acquired in late fiscal 2011, an increase in customer relationships and trade name amortization as a result of the acquisitions and professional and other acquisition related costs.

The change from the comparable fiscal year was primarily the result of the following (in thousands):

	Increase/ (Decrease)
	2012	2011
Professional and other acquisition related costs	$(1,735)	$1,735
Increase due to acquired companies selling, general and administrative expenses	3,256	945
Customer relationships and trade names amortization	1,502	50
Non-acquisition related legal fees	(117)	(555)
Stock-based compensation expense	503	3
Profit sharing and bonus expense	40	806
Other, including annual wage, salary and benefit increases	2,337	213

	$5,786	$3,197

The decrease in non-acquisition related legal fees in fiscal 2012 and 2011 was primarily from lower costs associated with ongoing patent interference and infringement litigation. Fiscal 2012 legal costs also include $170,000 for the settlement of the litigation. The increase in fiscal 2012 stock-based compensation expense was the result of options issued to employees in connection with the acquisitions in fiscal 2011. The increase in 2011 profit sharing and bonus expense reflect the change in financial results from fiscal 2010. The remainder of the change in selling, general and administrative expenses for both fiscal years was mainly the result of annual wage, salary and benefit increases.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
Biotechnology	$36,453	$30,058	$27,511
Hematology	1,697	1,451	1,393
Unallocated corporate expenses	3,533	4,388	3,796

	$41,683	$35,897	$32,700

Research and development expenses

Research and development expenses increased $1.9 million (7.4%) and $864,000 (3.4%) in fiscal 2012 and 2011, respectively, as compared to prior-year periods. The increases were primarily the result of the development of new proteins, antibodies and assay kits by R&D Systems’ Biotechnology Division and product development by Boston Biochem and Tocris in fiscal 2012. The Company introduced 1,800 and 1,646 new biotechnology products in fiscal 2012 and 2011, respectively. Research and development expenses are composed of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
Biotechnology	$27,112	$25,176	$24,331
Hematology	800	809	790

	$27,912	$25,985	$25,121

Interest income

Interest income for fiscal 2012, 2011 and 2010 was $2.6 million, $3.8 million and $4.4 million, respectively. The decrease in fiscal 2012 from the prior fiscal year was primarily the result of lower cash and available-for-sale debt securities as a result of the acquisitions in late fiscal 2011. The decrease in fiscal 2011 from the prior fiscal year was primarily the result of lower rates of return on cash and available-for-sale investments, offset in part by higher cash and available-for-sale investment balances prior to the acquisitions.

Impairment loss on investments in unconsolidated entities

The Company holds a 16.8% ownership interest in Nephromics, Inc. (Nephromics) and accounts for its investment under the equity method of accounting as Nephromics is a limited liability company. During fiscal 2012, Nephromics signed an agreement to sell substantially all of its assets. As a result of the agreement, the Company determined that a portion of its investment in Nephromics was other-than-temporarily impaired and wrote off $2.4 million of this investment during the third quarter of fiscal 2012. The Company’s net investment in Nephromics was $505,000 and $3.7 million at June 30, 2012 and 2011, respectively.

The Company holds a 13.6% ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company. During fiscal 2012, the Company determined that, based on ACTGen financial results for calendar 2011 and its current operational and funding status, the Company’s investment in ACTGen was other-than-temporarily impaired and wrote off its remaining investment of $854,000 during the third quarter of fiscal 2012. The Company’s net investment in ACTGen was $925,000 at June 30, 2011.

Other non-operating expense, net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company’s share of losses by equity method investees as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Foreign currency (losses) gains	$(1,362)	$844	$(960)
Rental income	693	549	413
Real estate taxes, depreciation and utilities	(2,127)	(2,293)	(2,200)
Losses by equity method investees	(603)	(926)	(1,510)

	$(3,399)	$(1,826)	$(4,257)

Income taxes

Income taxes for fiscal 2012, 2011 and 2010 were provided at rates of 30.7%, 31.9% and 29.8%, respectively, of consolidated earnings before income taxes. Included in income taxes for fiscal 2012 was a $3.0 million benefit due to the reversal of a deferred tax valuation allowance on the excess tax basis in the Company’s investments in unconsolidated entities. The Company determined such valuation allowance was no longer necessary as a result of the Company’s unrealized gain on its investment in ChemoCentryx, Inc. (CCXI). The Company has the intent and ability to sell a portion of its CCXI investment and realize a long-term capital gain to offset long-term capital losses from its investments in unconsolidated entities. Excluding this benefit, the effective tax rate for fiscal 2012 would have been 32.6%.

The fiscal 2012 consolidated tax rate was negatively impacted by the expiration of the U.S. research and development credit on December 31, 2011, while the fiscal 2011 consolidated tax rate was positively impacted by the renewal of the U.S. research and development credit for the January to December 2011 period. Fiscal 2011 included $431,000 of credit for research and development for the January to June 2010 period. The fiscal 2010 consolidated tax rate was positively impacted by a $4.7 million tax benefit from a foreign currency exchange tax loss related to the repatriation of £50 million ($74.4 million) from R&D Europe to the U.S. The Company had previously paid U.S. income taxes on the foreign earnings that were included in the repatriated funds. Excluding this tax benefit, the effective tax rate for fiscal 2010 would have been 32.8%.

U.S. federal taxes have been reduced by the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe, Tocris and R&D China operate. The Company expects income tax rates for fiscal 2013 to range from 31% to 33%.

Net earnings

Consolidated net earnings, excluding the impact of accounting for acquired inventory, amortization of intangible assets, acquisition costs, impairment losses on investments and income tax adjustments are as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Net earnings	$112,331	$112,302	$109,776
Identified adjustments:
Costs recognized upon sale of acquired inventory	7,573	1,835	0
Amortization of intangibles	5,094	1,465	960
Professional and other acquisition related costs	0	1,735	0
Impairment loss on investments	3,254	0	0
Tax impact of above adjustments	(4,668)	(1,119)	(346)
Tax benefit from reversal of valuation allowance	(3,016)	0	0
Tax benefit from repatriation	0	0	(4,660)

Adjusted net earnings	$120,568	$116,218	$105,730

Adjusted net earnings growth	3.7%	9.9%	(0.1%)

QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in thousands, except per share data)

	Fiscal 2012					Fiscal 2011
	First Qtr.	Second Qtr.	Third Qtr.		Fourth Qtr.	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.(1)
Net sales	$77,596	$74,662	$83,621		$78,681	$67,945	$67,708	$76,271	$78,038
Gross margin	58,387	55,170	63,383		58,864	52,595	52,381	60,330	59,631
Earnings before taxes	40,500	37,873	43,205	(2)	40,617	38,953	37,673	45,384	42,971
Income taxes	12,979	12,060	11,449	(3)	13,376	12,580	11,139	14,320	14,640
Net earnings	27,521	25,813	31,756		27,241	26,373	26,534	31,064	28,331
Basic earnings per share	0.74	0.70	0.86		0.74	0.71	0.72	0.84	0.76
Diluted earnings per share	0.74	0.70	0.86		0.74	0.71	0.71	0.84	0.76

(1)	Includes the results of operations and acquisition costs related to the Boston Biochem (April 1, 2011) and Tocris (April 28, 2011) acquisitions.
(2)	Includes $3.3 million impairment loss on investments in unconsolidated entities.
(3)	Includes $3.0 million benefit from reversal of deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2012 were $413 million compared to $273 million at June 30, 2011. Included in available-for-sale investments at June 30, 2012 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $94.7 million. CCXI’s initial public offering was in February 2012. Subsequent to the initial public offering, the Company accounts for the investment as a marketable equity security and includes the fair market value of the investment in “Short-term available-for-sale investments” on the Consolidated Balance Sheet. Prior to February 2012, the Company accounted for its investment on a cost basis and included its investment in “Investments in unconsolidated entities” on the Consolidated Balance Sheet. The Company has an unsecured line of credit of $750,000 available at June 30, 2012 which expires on October 31, 2012. The interest rate charged on the line of credit is a floating rate at the one month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line in the current or prior fiscal year.

At June 30, 2012, approximately 62%, 36%, and 2% of the Company’s cash and equivalent account balances of $116 million are located in the U.S., United Kingdom and China, respectively. At June 30, 2012, approximately 97% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 3% in China. The Company has either paid U.S. taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations. Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, facility expansion and capital additions at each of its geographical locations through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash flows from operating activities

The Company generated cash from operations of $126 million, $127 million and $111 million in fiscal 2012, 2011 and 2010, respectively. The decrease in cash generated from operating activities in fiscal 2012 as compared to fiscal 2011 was mainly the result of an increase in net earnings after adjustment for non-cash expenses, offset by a decrease in income taxes payable due to the timing of tax deposits.

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

The Company’s net purchases (sales) of available-for-sale investments in fiscal 2012, 2011 and 2010 were $15.3 million, ($22.2) million and $110 million, respectively. The large net purchase of available-for-sale investments in fiscal 2010 was primarily the result of the repatriation of funds from the U.K., where the funds had been invested in instruments classified as cash and equivalents, to the U.S., where the funds were invested in available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions consist of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
Laboratory, manufacturing, and computer equipment	$2,521	$2,605	$1,972
Construction/renovation	3,496	1,025	2,672

	$6,017	$3,630	$4,644

Capital additions planned for fiscal 2013 are as follows (in millions):

Laboratory, manufacturing, and computer equipment	$2.3
Renovation in Minneapolis, Minnesota (fiscal 2013 completion)	2.3
Renovation in Minneapolis, Minnesota of expansion space (fiscal 2014 completion)	22.5
Land purchase and construction of new facility in Bristol, UK (fiscal 2014 completion)	16.0

$43.1

Capital additions are expected to be financed through currently available cash and cash generated from operations.

In fiscal 2012 and 2010, the Company received $463,000 and $50,000, respectively, in distributions from Nephromics, LLC (Nephromics). At June 30, 2012 and 2011, the Company’s net investment in Nephromics was $505,000 and $3.7 million, respectively.

Cash flows from financing activities

In fiscal 2012, 2011 and 2010, the Company paid cash dividends of $41.0 million, $39.7 million and $38.4 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $847,000, $4.8 million and $3.3 million for the exercise of options for 17,000, 114,000 and 73,000 shares of common stock in fiscal 2012, 2011 and 2010, respectively. The Company recognized excess tax benefits from stock option exercises of $51,000, $847,000 and $196,000 in fiscal 2012, 2011 and 2010, respectively.

In fiscal 2012, 2011 and 2010, the Company purchased 13,140, 4,923 and 9,827 shares of common stock, respectively, for its employee stock bonus plans at a cost of $907,000, $294,000 and $607,000, respectively.

In fiscal 2008, the Board of Directors authorized the Company to purchase up to $150 million of its common stock and in fiscal 2009 increased the authorization by $60 million. In fiscal 2012, the Company purchased and retired 344,000 shares of common stock at a market value of $23.6 million. There were no stock repurchases in fiscal 2011. In fiscal 2010, the Company purchased and retired 284,000 shares of common stock at a market value of $16.9 million, of which $15.0 million was disbursed prior to June 30, 2010 and $1.9 million was disbursed in fiscal 2011. At June 30, 2012, approximately $27.0 million remained available for purchase under the fiscal 2009 authorization.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2012 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$2,036	$769	$587	$284	$396
Minimum royalty payments	170	170	0	0	0

	$2,206	$939	$587	$284	$396

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

Valuation of available-for-sale investments

The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company’s current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. Net unrealized gains on available-for-sale investments at June 30, 2012 were $66.3 million.

Valuation of inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast. The establishment of a two-year forecast requires considerable judgment. Protein and antibody quantities in excess of the two-year usage forecast are not valued due to uncertainty over salability. The value of protein and antibody inventory not valued at June 30, 2012 was $23.3 million.

The fair value of inventory purchased in fiscal 2011 through the acquisitions of Boston Biochem and Tocris were determined based on quantities acquired, selling prices at the date of acquisition and management’s assumptions regarding inventory having future value and the costs to sell such inventories. At the acquisition dates, the value of acquired inventory was increased $25.7 million for a total acquired inventory value of $33.0 million. In addition, the Company acquired inventory that was not valued as part of the purchase price allocation as it was in excess of forecasted usage. The increase in value of the acquired inventory remaining at June 30, 2012 was $15.2 million.

Valuation of intangible assets and goodwill

When a business is acquired, the purchase price is allocated, as applicable, between tangible assets, identifiable intangible assets and goodwill. Determining the portion of the purchase price allocated to intangible assets requires significant estimates. The fair value of intangible assets acquired in fiscal 2011, including developed technologies, trade names, customer relationships and a non-compete agreement, were based on management’s forecasted cash inflows and outflows using a relief-from-royalty and multi-period excess earnings method with consideration to other factors including an independent valuation of management’s assumptions. Intangible assets are being amortized over their estimated useful lives, ranging from 5 to 15 years. The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets, net of accumulated amortization, were $46.5 million at June 30, 2012.

Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying amount of shared assets to the reporting units. The Company’s annual assessment included a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. A significant change in the Company’s market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2012, as the fair values of the Company’s reporting units exceeded their carrying values. Goodwill at June 30, 2012 was $85.7 million.

Valuation of investments

The Company has made equity investments in several start-up and early development stage companies, among them Nephromics, Hemerus Medical LLC (Hemerus), and ACTGen, Inc (ACTGen). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company’s share in the equity of the investee and the Company’s ability to exercise significant influence over the operating and financial policies of the investee. In determining which accounting treatment to apply, the Company must make judgments based upon the quantitative and qualitative aspects of the investment.

The Company periodically assesses its equity investments for impairment. Development stage companies of the type the Company has invested in are dependent on their ability to raise additional funds to continue research and development efforts and on receiving patent protection and/or U.S. Food and Drug Administration (FDA) clearance to market their products. If such funding were unavailable or inadequate to fund operations or if patent protection or FDA clearance were not received, the Company would potentially recognize an impairment loss to the extent of its remaining net investment. In fiscal 2012, the Company determined that its investment in Nephromics was partially impaired and wrote off $2.4 million as an impairment loss. The Company also determined that its investment in ACTGen was fully impaired and wrote off $854,000 as an impairment loss. The Company’s net investments at June  30, 2012 in Nephromics and Hemerus were $505,000 and 551,000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

At the end of fiscal 2012, the Company had a portfolio of fixed income debt securities, excluding those classified as cash and cash equivalents, of $202 million (see Note C to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company’s investment policy requires all investment in short-term and long-term securities to have at least debt ratings of A1 or A3 (or the equivalent), respectively. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its Consolidated Statement of Earnings and Comprehensive Income due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

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

Month-end exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2012	2011	2010
British pound:
High	$1.64	$1.67	$1.67
Low	1.54	1.53	1.45
Average	1.59	1.59	1.58
Euro:
High	$1.44	$1.48	$1.50
Low	1.24	1.27	1.22
Average	1.34	1.37	1.38
Chinese yuan:
High	$.159	$.155	$.148
Low	.155	.148	.146
Average	.158	.151	.146

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At June 30, 2012, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U. S. Dollar Equivalent
Accounts receivable in:
Euros		£966	$1,518
Other European currencies		£918	$1,442

Intercompany payable in:
Euros		£163	$255
U.S. dollars		£2,584	$4,059
U.S. dollars	yuan	4,972	$783
British pound sterling	yuan	152	24

All of the above balances are revolving in nature and are not deemed to be long-term balances.

The Company does not enter into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in “Other non-operating expense, net” in the Consolidated Statement of Earnings and Comprehensive Income. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of “Accumulated other comprehensive income (loss).”

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2012 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2012 earnings into U.S. dollars	$2,375
Decrease in translation of net assets of foreign subsidiaries	14,732
Additional transaction losses	484

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

	Year Ended June 30,
	2012	2011	2010
Net sales	$314,560	$289,962	$269,047
Cost of sales	78,756	65,025	54,898

Gross margin	235,804	224,937	214,149

Operating expenses:
Selling, general and administrative	41,683	35,897	32,700
Research and development	27,912	25,985	25,121

Total operating expenses	69,595	61,882	57,821

Operating income	166,209	163,055	156,328

Other income (expense):
Interest income	2,639	3,752	4,375
Impairment losses on investments	(3,254)	0	0
Other non-operating expense, net	(3,399)	(1,826)	(4,257)

Total other (expense) income	(4,014)	1,926	118

Earnings before income taxes	162,195	164,981	156,446
Income taxes	49,864	52,679	46,670

Net earnings	112,331	112,302	109,776

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,804)	5,028	(13,932)
Unrealized gains (losses) on available-for-sale investments, net of tax of $23,422, ($44) and $97, respectively	41,870	(85)	175

Other comprehensive income (loss)	38,066	4,943	(13,757)

Comprehensive income	$150,397	$117,245	$96,019

Earnings per share:
Basic	$3.04	$3.03	$2.95
Diluted	$3.04	$3.02	$2.94
Cash dividends per common share:	$1.11	$1.07	$1.03
Weighted average common shares outstanding:
Basic	36,939	37,098	37,255
Diluted	37,006	37,172	37,347

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$116,675	$77,613
Short-term available-for-sale investments	152,311	63,200
Trade accounts receivable, less allowance for doubtful accounts of $455 and $448, respectively	35,668	35,914
Other receivables	2,073	1,946
Inventories	38,277	44,906
Deferred income taxes	0	5,797
Prepaid expenses	1,503	1,041

Total current assets	346,507	230,417

Available-for-sale investments	143,966	131,988
Property and equipment, net	93,788	95,398
Goodwill	85,682	86,633
Intangible assets, net	46,476	52,282
Investments in unconsolidated entities	1,056	19,633
Other assets	1,849	1,319

	$719,324	$617,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,291	$5,207
Salaries, wages and related accruals	4,699	4,784
Accrued expenses	7,275	2,688
Income taxes payable	3,251	5,509
Deferred income taxes	14,234	0

Total current liabilities	35,750	18,188

Deferred income taxes	9,132	13,360
Commitments and contingencies (Note I)

Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	0	0
Common stock, par value $.01 a share; authorized 100,000,000 shares; issued and outstanding 36,826,364 and 37,153,398 shares, respectively	368	371
Additional paid-in capital	131,851	129,312
Retained earnings	520,448	472,730
Accumulated other comprehensive income (loss)	21,775	(16,291)

Total shareholders’ equity	674,442	586,122

	$719,324	$617,670

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY TECHNE

Corporation and Subsidiaries

(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2009	37,244	$372	$117,946	$345,641	$(7,477)	$456,482
Net earnings				109,776		109,776
Other comprehensive loss					(13,757)	(13,757)
Common stock issued for exercise of options	73	1	3,260			3,261
Repurchase of common stock	(284)	(3)		(16,910)		(16,913)
Cash dividends				(38,388)		(38,388)
Stock-based compensation expense			1,135			1,135
Tax benefit from exercise of stock options			196			196

Balances at June 30, 2010	37,033	370	122,537	400,119	(21,234)	501,792
Net earnings				112,302		112,302
Other comprehensive income					4,943	4,943
Common stock issued for exercise of options	129	1	5,351			5,352
Surrender and retirement of stock to exercise options	(9)	(0)	(561)			(561)
Cash dividends				(39,691)		(39,691)
Stock-based compensation expense			1,138			1,138
Tax benefit from exercise of stock options			847			847

Balances at June 30, 2011	37,153	371	129,312	472,730	(16,291)	586,122
Net earnings				112,331		112,331
Other comprehensive income					38,066	38,066
Common stock issued for exercise of options	17	0	847			847
Repurchase of common stock	(344)	(3)		(23,595)		(23,598)
Cash dividends				(41,018)		(41,018)
Stock-based compensation expense			1,641			1,641
Tax benefit from exercise of stock options			51			51

Balances at June 30, 2012	36,826	$368	$131,851	$520,448	$21,775	$674,442

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

	Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$112,331	$112,302	$109,776
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,467	8,700	8,130
Costs recognized on sale of acquired inventory	7,573	1,835	0
Deferred income taxes	(7,363)	3,194	(1,551)
Stock-based compensation expense	1,641	1,138	1,135
Excess tax benefit from stock option exercises	(51)	(847)	(196)
Impairment losses on investments	3,254	0	0
Losses by equity method investees	603	926	1,510
Other	230	225	222
Change in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(2,096)	(3,624)	(4,034)
Inventories	(1,577)	(1,021)	(2,368)
Prepaid expenses	(476)	256	(186)
Trade accounts payable and accrued expenses	1,581	(591)	(74)
Salaries, wages and related accruals	686	1,268	414
Income taxes payable	(2,057)	3,433	(1,518)

Net cash provided by operating activities	126,746	127,194	111,260

Cash flows from investing activities:
Acquisitions, net of cash acquired	0	(131,766)	0
Purchase of available-for-sale investments	(147,011)	(151,366)	(176,621)
Proceeds from sale of available-for-sale investments	64,291	134,019	27,045
Proceeds from maturities of available-for-sale investments	67,435	39,501	39,555
Additions to property and equipment	(6,017)	(3,630)	(4,644)
Distribution from unconsolidated entity	463	0	50
Increase in other long-term assets	(829)	(943)	0

Net cash used in investing activities	(21,668)	(114,185)	(114,615)

Cash flows from financing activities:
Cash dividends	(41,018)	(39,691)	(38,388)
Proceeds from stock option exercises	847	4,790	3,261
Excess tax benefit from stock option exercises	51	847	196
Purchase of common stock for stock bonus plans	(907)	(294)	(607)
Repurchase of common stock	(23,598)	(1,940)	(14,973)

Net cash used in financing activities	(64,625)	(36,288)	(50,511)

Effect of exchange rate changes on cash and cash equivalents	(1,391)	6,753	(12,935)

Net change in cash and cash equivalents	39,062	(16,526)	(66,801)
Cash and cash equivalents at beginning of year	77,613	94,139	160,940

Cash and cash equivalents at end of year	$116,675	$77,613	$94,139

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TECHNE Corporation and Subsidiaries

Years ended June 30, 2012, 2011 and 2010

A. Description of business and summary of significant accounting policies:

Description of business:    TECHNE Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through its wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem) and BiosPacific, Inc. (BiosPacific). The Company develops, manufactures and distributes biotechnology products in Europe through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong, Ltd., in Hong Kong.

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

Advertising costs:    Advertising expenses (including production and communication costs) were $3.4 million, $2.9 million and $3.0 million for fiscal 2012, 2011 and 2010, respectively. The Company expenses advertising expenses as incurred.

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

Available-for-sale investments:    Available-for-sale investments consist of debt instruments with original maturities of generally three months to three years and equity securities. Available-for-sale investments are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair value. The Company utilizes valuation techniques for determining fair market value which maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Unrealized gains and losses on available-for-sale securities are excluded from income, but are included, net of taxes, in other comprehensive income. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company’s current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

Inventories:    Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins and antibodies. New protein and antibody products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for proteins and antibodies, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year usage forecast. Protein and antibody quantities in excess of the two-year usage forecast are not valued due to uncertainty over salability. Sales of previously unvalued protein and antibody inventory for fiscal years 2012, 2011 and 2010 were not material. Manufacturing costs for proteins and antibodies charged directly to cost of sales were $13.3 million, $13.7 million and $12.3 million for fiscal 2012, 2011 and 2010, respectively.

Depreciation and amortization:    Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of 5 to 40 years.

Goodwill:    At June 30, 2012 and 2011, the Company had recorded goodwill of $85.7 million and $86.6 million, respectively. The Company tests goodwill at least annually for impairment. All of the goodwill recorded is within the Company’s biotechnology segment. In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Other under an amendment to Topic 350, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The Company adopted ASU No. 2011-08 for its fiscal year 2012 annual impairment test. The adoption did not have a material impact on the Company’s consolidated financial statements. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2012.

Intangible assets:    Intangible assets are being amortized over their estimated useful lives. In July 2012, the FASB issued ASU No. 2012-02 Intangibles – Goodwill and Other under an amendment to Topic 350, which permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible assets is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that that the asset is impaired. The update is effective for the Company for annual and interim impairment tests for fiscal 2014. Early adoption is permitted. The Company adopted ASU No. 2012-02 in the fourth quarter of fiscal 2012. The adoption did not have a material impact on the Company’s consolidated financial statements. As of June 30, 2012, the Company has determined that no impairment of its intangible assets exists.

Investments in unconsolidated entities:    The Company has equity investments in several start-up and early development stage companies, among them Hemerus Medical, LLC (Hemerus), Nephromics, LLC (Nephromics) and ACTGen, Inc. (ACTGen). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company’s share in the equity of the investee and the Company’s ability to exercise significant influence over the operating and financial policies of the investee.

Recent accounting pronouncements:    In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income under an amendment to Topic 220. Under this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company must comply with ASU No. 2011-05 for the quarter ended September 30, 2012. The Company adopted ASU No. 2011-05 in the fourth quarter of fiscal 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The goodwill recorded as a result of the Boston Biochem acquisition represents the strategic benefits of enhancing and supplementing the depth and breadth of the Company’s biotechnology product offering and augmenting its ability to serve research scientists, as well as leveraging its marketing, sales and distribution capabilities with this important product class. The goodwill is deductible for income tax purposes.

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

C. Available-for-sale investments:

At June 30, 2012 and 2011, the amortized cost and market value of the Company’s available-for-sale securities by major security type were as follows (in thousands):

	June 30,
	2012		2011
	Cost	Market	Cost	Market
State and municipal debt securities	$161,761	$162,740	$166,005	$166,846
Corporate debt securities	22,693	22,802	16,100	16,246
Foreign corporate debt securities	16,041	16,071	7,474	7,489
U.S. government securities	0	0	1,502	1,517
Foreign government securities	0	0	3,090	3,090
Equity securities	29,472	94,664	0	0

	$229,967	$296,277	$194,171	$195,188

At June 30, 2012 and 2011, all of the Company’s available-for-sale investments were valued using Level 1 inputs. Gross unrealized gains and unrealized losses on available-for-sale investments were $66.3 million and $33,000, respectively, at June 30, 2012. Gross unrealized gains and unrealized losses on available-for-sale investments were $1.1 million and $58,000, respectively, at June 30, 2011.

The Company’s investment in equity securities consists of investments in the common stock and warrants of ChemoCentryx, Inc. (CCXI). At June 30, 2011, the Company had a $14.3 million investment in the preferred stock of CCXI and accounted for the investment on a cost basis. The investment was included in “Investments in unconsolidated entities” at June 30, 2011. In September 2011, the Company entered into a $10.0 million loan agreement with CCXI. The loan was carried at fair value (Level 3 input) while outstanding. The loan agreement contained a number of conversion features contingent upon CCXI obtaining future debt or equity financing. The agreement also included a $5.0 million commitment by the Company to participate in a private placement in the event of a successful public offering of CCXI shares. On February 8, 2012, CCXI completed its initial public offering (IPO) at $10 per share. Upon the close of the IPO, the Company’s investment in CCXI’s preferred shares and the loan, plus accrued interest, converted into CCXI common stock. The Company invested an additional $5.0 million in the private placement, as discussed above, and received ten year warrants to purchase 150,000 shares of CCXI common stock at $20 per share. At June 30, 2012, the Company holds an approximate 18.0% interest in CCXI.

Activity related to available-for-sale investments with Level 3 inputs were as follows (in thousands):

Year Ended June 30,
2012
Beginning balance	$0
Issuance of note receivable	10,000
Conversion of note receivable to CCXI common stock	(10,000)

Ending balance	$0

Unrealized gains and losses on the Company’s available-for-sale debt securities are caused by interest rate changes. The Company has the ability and intent to hold its available-for-sale investments that are in an unrealized loss position until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company’s investments in an unrealized loss position that have been determined to be temporarily impaired were as follows (in thousands):

Period of Unrealized Loss:	Fair Value	Unrealized Losses
Less than one year	$15,407	$27
Greater than one year	1,542	6

	$16,949	$33

Contractual maturities of available-for-sale debt securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

Year Ending June 30, 2012:
Due within one year	$57,647
Due one to five years	143,966

$201,613

Proceeds from maturities or sales of available-for-sale securities were $131.7 million, $173.5 million and $66.6 million during fiscal 2012, 2011 and 2010, respectively. There were no material realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

D. Inventories:

Inventories consist of (in thousands):

	June 30,
	2012	2011
Raw materials	$5,678	$5,644
Finished goods	32,599	39,262

	$38,277	$44,906

At June 30, 2012 and 2011, the Company had $23.3 million and $21.8 million, respectively, of excess protein and antibody inventory on hand which was not valued.

E. Property and equipment:

Property and equipment consist of (in thousands):

	June 30,
	2012	2011
Cost:
Land	$7,473	$7,497
Buildings and improvements	123,257	119,833
Laboratory equipment	31,658	30,315
Office and computer equipment	5,710	5,407

	168,098	163,052
Accumulated depreciation and amortization	(74,310)	(67,654)

	$93,788	$95,398

F. Goodwill and intangible assets:

Changes to the carrying amount of goodwill consists of (in thousands)

	Year Ended June 30,
	2012	2011
Beginning balance	$86,633	$25,068
Acquisitions	0	62,865
Currency translation	(951)	(1,300)

Ending balance	$85,682	$86,633

Intangible assets consist of (in thousands):

		June 30,
	Useful Life	2012	2011
Developed technology	8-12 years	$29,410	$29,943
Trade names	12-15 years	17,871	18,021
Customer relationships	8-14 years	8,712	8,781
Non-compete agreement	5 years	400	400

		56,393	57,145
Accumulated amortization		(9,917)	(4,863)

		$46,476	$52,282

Changes to the carrying amount of net intangible assets consists of (in thousands)

	Year Ended June 30,
	2012	2011
Beginning balance	$52,282	$2,044
Acquisitions	0	52,725
Amortization expense	(5,094)	(1,464)
Currency translation	(712)	(1,023)

Ending balance	$46,476	$52,282

Amortization expense related to technologies included in cost of sales was $3.0 million, $890,000 and $435,000 in fiscal 2012, 2011 and 2010, respectively. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $2.1 million, $574,000 and $525,000 in fiscal 2012, 2011 and 2010, respectively.

The estimated future amortization expense for intangible assets as of June 30, 2012 is as follows (in thousands):

Year Ending June 30:
2013	$5,067
2014	4,386
2015	4,385
2016	4,366
2017	4,306
Thereafter	23,966

$46,476

G. Investments in unconsolidated entities:

The Company has a 16.8% ownership interest in Nephromics at June 30, 2012. Nephromics has licensed technology related to the diagnosis of preeclampsia and has sublicensed the technology to several major diagnostic companies for the development of diagnostic assays. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. During fiscal 2012, Nephromics signed an agreement to sell substantially all of its assets. The sale price included a payment at closing, future payment contingent upon the issuance of certain patents, and royalties on future sublicense income. As a result of the agreement, the Company determined that a portion of its investment in Nephromics was other than temporarily impaired and wrote off $2.4 million of this investment. Subsequent to the sale, the Company received a distribution of $421,000 as its share of the payment received at closing. The Company’s net investment in Nephromics was $505,000 and $3.7 million at June 30, 2012 and 2011, respectively.

The Company has a 6.9% ownership percentage in Hemerus at June 30, 2012. Hemerus was formed in March 2001 and has acquired and is developing technology for the separation of leukocytes from blood and blood components. The Company accounts for its investment in Hemerus under the equity method of accounting as Hemerus is a limited liability company. During fiscal 2012, Hemerus entered into an agreement to sell substantially all of its assets. The Company has determined that it is more-likely-than-not that it will recover its remaining investment in Hemerus. The Company’s net investment in Hemerus was $551,000 and $773,000 at June 30, 2012 and 2011, respectively.

The Company holds a 13.6% ownership percentage in ACTGen, a development stage biotechnology company located in Japan, as of June 30, 2012. ACTGen has intellectual property related to the identification and expression of molecules. During fiscal 2012, the Company determined that, based on ACTGen financial results for calendar 2011 and its operational and funding status, the Company’s investment in ACTGen was other-than-temporarily impaired and wrote off its remaining investment of $854,000. The Company’s net investment in ACTGen was $925,000 at June 30, 2011.

The Company does not currently provide loans, guarantees or other financial assistance to Nephromics, Hemerus, or ACTGen and has no obligation to provide additional funding.

H. Debt:

The Company’s short-term line of credit facility consists of an unsecured line of credit of $750,000 at June 30, 2012. The line of credit expires on October 31, 2012. The interest rate charged on the line of credit is a floating rate at the one-month London interbank offered rate (Libor) plus 1.75%. There were no borrowings on the line outstanding as of June 30, 2012 and 2011.

I. Commitments and contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. At June 30, 2012, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
2013	$769
2014	389
2015	198
2016	161
2017	123
Thereafter	396

$2,036

Total rent expense was approximately $793,000, $416,000 and $326,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

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

J. Share-based compensation and other benefit plans:

Equity incentive plan: The Company’s 2010 Equity Incentive Plan (the 2010 Plan) provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There are 3.0 million shares of common stock authorized for grant under the 2010 Plan. At June 30, 2012, there were 2.7 million shares of common stock available for grant under the 2010 Plan. The maximum term of incentive options granted under the 2010 Plan is ten years. The 2010 Plan replaced the Company’s 1998 Nonqualified Stock Option Plan (the 1998 Plan) and 1997 Incentive Stock Option Plan (the 1997 Plan). The 2010 Plan, the 1998 Plan and the 1997 Plan (collectively, the Plans) are administered by the Board of Directors and its Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards at June 30, 2012 under the 2010 Plan, the 1998 Plan and the 1997 Plan were 276,000, 245,000, and 54,000, respectively.

Stock option activity, under the Plans for the three years ended June 30, 2012, consists of the following (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Avg. Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	398	$49.49
Granted	115	64.71
Exercised	(73)	44.67

Outstanding at June 30, 2010	440	56.26
Granted	188	71.71
Exercised	(129)	41.48

Outstanding at June 30, 2011	499	64.15
Granted	95	71.94
Forfeited	(2)	76.15
Exercised	(17)	50.98

Outstanding at June 30, 2012	575	$65.78	5.8	$5.1 million

Exercisable at June 30:
2010	367	$51.96
2011	309	58.80
2012	403	62.67	5.7	$4.7 million

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2012	2011	2010
Dividend yield	1.5%	1.5%	1.6%
Expected volatility	22%-23%	22%-27%	22%-30%
Risk-free interest rates	0.9%-2.0%	1.3%-2.3%	1.7%-3.1%
Expected lives	6 years	5 years	6 years

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

The weighted average fair value of options granted during fiscal 2012, 2011 and 2010 was $14.14, $14.58 and $14.76, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 were $338,000, $3.1 million and $1.6 million, respectively. The total fair value of options vested during fiscal 2012, 2011 and 2010 were $1.6 million, $1.0 million and $1.1 million, respectively.

Stock-based compensation cost of $1.6 million, $1.1 million and $1.1 million was included in selling, general and administrative expense in fiscal 2012, 2011 and 2010, respectively. As of June 30, 2012, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options which will be expensed in fiscal 2013 through 2015. The weighted average period over which the compensation cost is expected to be recognized is 1.2 years.

Profit sharing plans:    The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $754,000, $718,000 and $341,000 for the years ended June 30, 2012, 2011 and 2010, respectively. The Company operates defined contribution pension plans for employees of R&D Europe and Tocris. Operations have been charged for contributions to the plans of $499,000, $240,000 and $162,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Stock bonus plans:    The Company may make contributions to its stock bonus plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2012, 2011 and 2010 operations have been charged for contributions to the plan of $715,000, $690,000 and $419,000, respectively.

Performance incentive program:    Under certain employment agreements with executive officers, the Company recorded bonuses of $31,000, $39,000 and $44,000 for the years ended June 30, 2012, 2011 and 2010, respectively. In addition, options for 22,932, 3,364 and 40,697 shares of common stock were granted to the executive officers during fiscal 2012, 2011 and 2010, respectively.

K. Income taxes:

The provisions for income taxes consist of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
Earnings before income taxes consist of:
Domestic	$130,009	$131,080	$124,860
Foreign	32,186	33,901	31,586

	$162,195	$164,981	$156,446

Taxes on income consist of:
Currently payable:
Federal	$42,288	$36,600	$37,098
State	3,065	2,302	1,856
Foreign	8,891	9,854	9,266
Net deferred:
Federal	(4,318)	3,893	(1,494)
State	(149)	19	39
Foreign	87	11	(95)

	$49,864	$52,679	$46,670

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

	Year Ended June 30,
	2012	2011	2010
Computed expected federal income tax expense	$56,768	$57,743	$54,756
State income taxes, net of federal benefit	2,038	1,463	1,247
Qualified production activity deduction	(3,917)	(3,889)	(2,459)
Research and development tax credit	(465)	(1,329)	(444)
Tax-exempt interest	(565)	(858)	(1,114)
Change in deferred tax valuation allowance	(3,016)	60	44
Foreign exchange loss on repatriation	0	0	(4,424)
Other	(979)	(511)	(936)

	$49,864	$52,679	$46,670

Temporary differences comprising deferred taxes on the Consolidated Balance Sheets are as follows (in thousands):

	June 30
	2012	2011
Inventory	$6,893	$4,269
Unrealized profit on intercompany sales	1,686	1,075
Excess tax basis in equity investments	4,776	3,643
Deferred compensation	2,651	2,198
Other	891	596
Valuation allowance	0	(3,016)

Net deferred tax assets	16,897	8,765

Net unrealized gain on available-for-sale investments	(23,791)	(369)
Goodwill and intangible asset amortization	(15,123)	(15,077)
Depreciation	(847)	(485)
Other	(502)	(397)

Deferred tax liabilities	(40,263)	(16,328)

Net deferred tax liabilities	$(23,366)	$(7,563)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. At June 30, 2011, the Company had provided a valuation allowance for potential capital loss carryovers resulting from excess tax basis in certain of its equity investments. The Company has determined that the valuation allowance is no longer necessary as a result of the Company’s unrealized gain on its CCXI investment at June 30, 2012. The Company has the intent and ability to sell a portion of its CCXI investment and realize a long-term capital gain to offset losses on its investments in unconsolidated entities. The Company believes that it is more likely than not that the recorded deferred tax assets will be realized.

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

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $144 million as of June 30, 2012. Deferred taxes have not been provided on such undistributed earnings, as the Company has either paid U.S. taxes on the undistributed earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

A summary of changes in unrecognized tax benefits is as follows (in thousands):

	June 30
	2012	2011
Beginning balance	$34	$96
Change due to tax positions related to the current year	(4)	(53)
Decrease due to lapse of statute of limitations	(7)	(9)

Ending balance	$23	$34

The gross unrecognized tax benefit balance as of June 30, 2012, 2011 and 2010 includes $2,000, $3,000 and $5,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties were not material at June 30, 2012 and 2011.

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota, Massachusetts, California and Missouri, and several jurisdictions outside the U.S. U.S. tax returns for 2009 and subsequent years remain open to examination by the tax authorities. The Company’s major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to examination for 2009 and subsequent years, and China, which has calendar year 2012 open to examination.

L. Earnings per share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2012	2011	2010
Net earnings used for basic and diluted earnings per share	$112,331	$112,302	$109,776

Weighted average shares used in basic computation	36,939	37,098	37,255
Dilutive stock options	67	74	92

Weighted average shares used in diluted computation	37,006	37,172	37,347

Basic EPS	$3.04	$3.03	$2.95
Diluted EPS	$3.04	$3.02	$2.94

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 94,000, 77,000 and 70,000 at June 30, 2012, 2011 and 2010, respectively.

M. Segment information:

The Company has two reportable segments based on the nature of its products. R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s hematology reporting segment, which consists of R&D Systems’ Hematology Division, develops and manufactures hematology controls and calibrators for sale world-wide. No customer of either segment accounted for more than 10% of the Company’s consolidated net sales for the years ended June 30, 2012, 2011 and 2010.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2012	2011	2010
External sales
Biotechnology	$293,274	$270,287	$250,653
Hematology	21,286	19,675	18,394

Consolidated net sales	$314,560	$289,962	$269,047

Earnings before taxes
Biotechnology	$162,763	$164,332	$155,989
Hematology	8,002	7,222	6,869

Segment earnings before taxes	170,765	171,554	162,858
Other	(8,570)	(6,573)	(6,412)

Consolidated earnings before taxes	$162,195	$164,981	$156,446

Goodwill
Biotechnology	$85,682	$86,633	$25,068
Hematology	0	0	0

Consolidated goodwill	$85,682	$86,633	$25,068

Intangible assets, net
Biotechnology	$46,476	$52,282	$2,044
Hematology	0	0	0

Consolidated intangible assets, net	$46,476	$52,282	$2,044

Assets
Biotechnology	$529,392	$505,087	$400,112
Hematology	22,135	21,046	18,543

Segment assets	551,527	526,133	418,655
Other	167,797	91,537	100,161

Consolidated assets	$719,324	$617,670	$518,816

Depreciation and amortization
Biotechnology	$10,920	$7,165	$5,411
Hematology	411	417	340

Segment depreciation and amortization	11,331	7,582	5,751
Other	1,136	1,118	2,379

Consolidated depreciation and amortization	$12,467	$8,700	$8,130

Capital purchases
Biotechnology	$4,021	$2,707	$3,885
Hematology	597	149	208

Segment capital purchases	4,618	2,856	4,093
Other	1,399	774	551

Consolidated capital purchases	$6,017	$3,630	$4,644

The other reconciling items include the results of unallocated corporate expenses and assets, and the Company’s share of losses from its equity method investees.

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2012	2011	2010
External sales
United States	$172,310	$159,857	$148,137
Europe	90,142	83,676	78,496
China	11,378	8,299	6,792
Other Asia	25,988	24,715	22,372
Rest of world	14,742	13,415	13,250

Total external sales	$314,560	$289,962	$269,047

Long-lived assets
United States	$87,968	$88,802	$91,554
Europe	7,528	7,819	6,299
China	141	96	70

Total long-lived assets	$95,637	$96,717	$97,923

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets.

N. Supplemental disclosures of cash flow information and noncash investing and financing activities:

In fiscal 2012, 2011 and 2010, the Company paid cash for income taxes of $58.7 million, $46.2 million and $49.7 million, respectively.

In fiscal 2011, stock options for 14,834 shares of common stock were exercised by the surrender of 9,096 shares of common stock at fair market value of $561,000.

During fiscal 2012, the Company’s cost basis investment in CCXI was converted to an available-for-sale investment carried at fair value.

O. Accumulated other comprehensive income:

Accumulated other comprehensive (loss) income consists of (in thousands):

	June 30,
	2012	2011	2010
Foreign currency translation adjustments	$(20,743)	$(16,939)	$(21,967)
Net unrealized gain on available-for-sale investments, net of tax	42,518	648	733

	$21,775	$(16,291)	$(21,234)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TECHNE Corporation:

We have audited the accompanying consolidated balance sheets of TECHNE Corporation and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. We also have audited TECHNE Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TECHNE Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TECHNE Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TECHNE Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota

August 29, 2012

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). As of June 30, 2012, management, under the supervision of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2012.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than “Executive Officers of the Registrant” which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Compliance With Section 16(a) of the Exchange Act” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled “Corporate Governance” and “Executive Compensation Discussion and Analysis” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about the Company’s equity compensation plans at June 30, 2012 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Shareholders (1)	575,000	$65.78	2.7 million
Equity compensation plans not approved by Shareholders	0	0	0

(1)	Includes the Company’s 2010 Equity Incentive Plan, 1997 Incentive Stock Option Plan and 1998 Nonqualified Stock Option Plan.

The remaining information required by Item 12 is incorporated by reference to the sections entitled “Principal Shareholders” and “Management Shareholdings” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2012, 2011 and 2010

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the Years Ended June 30, 2012, 2011 and 2010

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

TECHNE CORPORATION

Date: August 29, 2012	/s/ Thomas E. Oland
By: Thomas E. Oland
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 29, 2012	/s/ Thomas E. Oland
Thomas E. Oland
Chairman of the Board, President,
Chief Executive Officer
and Director
(principal executive officer)

August 29, 2012	/s/ Roger C. Lucas, Ph.D.
Dr. Roger C. Lucas
Vice Chairman and Director

August 29, 2012	/s/ Howard V. O’Connell
Howard V. O’Connell, Director

August 29, 2012	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

August 29, 2012	/s/ Robert V. Baumgartner
Robert V. Baumgartner, Director

August 29, 2012	/s/ Charles A. Dinarello, M.D.
Dr. Charles A. Dinarello, Director

August 29, 2012	/s/ Karen A. Holbrook, Ph.D.
Dr. Karen A. Holbrook, Director

August 29, 2012	/s/ John L. Higgins
John L. Higgins, Director

August 29, 2012	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 29, 2012	/s/ Gregory J. Melsen
Gregory J. Melsen, Chief Financial Officer
(principal financial officer)

August 29, 2012	/s/ Kathleen M. Backes
Kathleen M. Backes, Controller

EXHIBIT INDEX

for Form 10-K for the 2012 Fiscal Year

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

10.6

Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18,

1997—incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended

December 31, 1997.*

10.7**	1998 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.8**	Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

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

10-K for the year ended June 30, 2001.*

10.11**

Form of Indemnification Agreement entered into with each director and executive officer of the

Company—incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended

December 31, 2002.*

Exhibit Number	Description

10.12	Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc and the Company and certain investors—incorporated by reference to Exhibit 10.31 of the Company’s 10-K for the year ended June 30, 2006.*

10.13**	Amended and Restated Employment Agreement, dated April 30, 2010, with Gregory J. Melsen—incorporated by reference to Exhibit 10.14 of the Company’s 10-K for the year ended June 30, 2010.*

10.14**	Description of Amended Executive Officer’s Incentive Bonus Plan—incorporated by reference to Exhibit 10.14 of the Company’s 10-K for the year ended June 30, 2010.*

10.15**	2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated October 28, 2010.*

10.16**	Form of Nonqualified Stock Option Agreement for the 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.2 of the Company’s 8-K dated October 28, 2010.*

10.17**	Form of Incentive Stock Option Agreement for the 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.3 of the Company’s 8-K dated October 28, 2010.*

10.18

Share Purchase Agreement by and among Research and Diagnostic Systems, Inc., R&D Systems

Europe Ltd., and the shareholders of Tocris Holdings Ltd., dated April 28, 2011—incorporated by reference to Exhibit 2.1 of the Company’s 8-K dated April 28, 2011.*

10.19**	Amended and Restated Employment Agreement, dated July 1, 2011, with Marcel Veronneau—incorporated by reference to Exhibit 10.19 of the Company’s 10-K for the year ended June 30, 2011.*

10.20	Deed of Assignment and Novation dated January 23, 2012 in connection with a share purchase agreement relating to Tocris Holdings Limited—incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended December 31, 2011.*

21	Subsidiaries of the Company:

Name	State/Country of Incorporation
Research and Diagnostic Systems, Inc. (R&D Systems)	Minnesota
BiosPacific, Inc.	Minnesota
Boston Biochem, Inc.	Minnesota
Tocris Cookson, Inc. (inactive)	Delaware
Tocris Holdings Limited(inactive)	United Kingdom
Tocris Investments Limited (inactive)	United Kingdom
Tocris Cookson Limited	United Kingdom
R&D Systems Europe Ltd.	United Kingdom
R&D Systems GmbH	Germany
R&D Systems China Co., Ltd.	China
R&D Systems Hong Kong Ltd.	Hong Kong

Exhibit Number	Description

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Tocris Holdings Limited—incorporated by reference to Exhibit 99.1 of the Company’s Amended 8-K/A dated April 28, 2011.*

99.2	Pro forma financial information related to Techne’s acquisition of Tocris Holdings Limited—incorporated by reference to Exhibit 99.2 of the Company’s Amended 8-K/A dated April 28, 2011.*

101***

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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