Form 10-Q
period 2012-09-30
TECHNE CORP /MN/
filed 2012-11-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012,

or

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

At November 2, 2012, 36,828,834 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2012	2011
Net sales	$75,025	$77,596
Cost of sales	19,442	19,209

Gross margin	55,583	58,387

Operating expenses:
Selling, general and administrative	10,328	10,773
Research and development	7,452	6,667

Total operating expenses	17,780	17,440

Operating income	37,803	40,947

Other income (expense):
Interest income	661	728
Other non-operating expense, net	(478)	(1,175)

Total other income (expense)	183	(447)

Earnings before income taxes	37,986	40,500
Income taxes	12,318	12,979

Net earnings	25,668	27,521

Other comprehensive income (loss):
Foreign currency translation adjustments	3,925	(3,901)
Unrealized gains (losses) on available-for-sale investments, net of tax of ($7,589) and ($18), respectively	(13,559)	(28)

Other comprehensive loss	(9,634)	(3,929)

Comprehensive income	$16,034	$23,592

Earnings per share:
Basic	$0.70	$0.74
Diluted	$0.70	$0.74

Cash dividends per common share:	$0.28	$0.27

Weighted average common shares outstanding:
Basic	36,828	37,095
Diluted	36,895	37,170

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2012	June 30,
	(unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$130,805	$116,675
Short-term available-for-sale investments	142,262	152,311
Trade accounts receivable, less allowance for doubtful accounts of $458 and $455, respectively	35,119	35,668
Other receivables	1,791	2,073
Inventories	38,397	38,277
Prepaid expenses	1,769	1,503

Total current assets	350,143	346,507

Available-for-sale investments	131,713	143,966
Property and equipment, net	94,920	93,788
Goodwill	86,936	85,682
Intangible assets, net	46,073	46,476
Other assets	2,844	2,905

	$712,629	$719,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,541	$6,291
Salaries, wages and related accruals	4,536	4,699
Accrued expenses	3,101	7,275
Income taxes payable	2,553	3,251
Deferred income taxes	6,170	14,234

Total current liabilities	22,901	35,750

Deferred income taxes	9,123	9,132

Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 36,828,834 and 36,826,364, respectively	368	368
Additional paid-in capital	132,291	131,851
Retained earnings	535,805	520,448
Accumulated other comprehensive income	12,141	21,775

Total shareholders’ equity	680,605	674,442

	$712,629	$719,324

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$25,668	$27,521
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,105	3,135
Costs recognized on sale of acquired inventory	1,264	2,148
Deferred income taxes	(777)	(1,066)
Stock-based compensation expense	303	290
Excess tax benefit from stock option exercises	(1)	(7)
Losses by equity method investees	41	198
Other	107	19
Change in operating assets and operating liabilities:
Trade accounts and other receivables	1,053	1,591
Inventories	(1,084)	(226)
Prepaid expenses	(252)	(145)
Trade accounts payable and accrued expenses	218	1,598
Salaries, wages and related accruals	400	825
Income taxes payable	(782)	(1,449)

Net cash provided by operating activities	29,263	34,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(21,119)	(44,311)
Proceeds from sales of available-for-sale investments	6,200	10,195
Proceeds from maturities of available-for-sale investments	11,601	24,763
Increase in other long-term assets	(87)	0
Additions to property and equipment	(2,515)	(1,096)

Net cash used in investing activities	(5,920)	(10,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(10,312)	(10,026)
Proceeds from stock option exercises	136	45
Excess tax benefit from stock option exercises	1	7
Purchase of common stock for stock bonus plans	(573)	(907)
Repurchase of common stock	0	(10,675)

Net cash used in financing activities	(10,748)	(21,556)

Effect of exchange rate changes on cash and cash equivalents	1,535	(805)

Net increase in cash and cash equivalents	14,130	1,622
Cash and cash equivalents at beginning of period	116,675	77,613

Cash and cash equivalents at end of period	$130,805	$79,235

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

A summary of significant accounting policies followed by the Company is detailed in the Company’s Annual Report on Form 10-K for fiscal 2012. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K for fiscal 2012.

B. Available-for-sale investments:

The Company’s available-for-sale investments at September 30, 2012 and June 30, 2012 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities.

C. Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2012	2012
Raw materials	$5,814	$5,678
Finished goods	32,583	32,599

	$38,397	$38,277

D. Property and equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2012	2012
Cost:
Land	$7,505	$7,473
Buildings and improvements	125,783	123,257
Laboratory equipment	32,044	31,658
Office equipment	5,823	5,710

	171,155	168,098
Accumulated depreciation and amortization	(76,235)	(74,310)

	$94,920	$93,788

E. Intangible assets and goodwill:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2012	2012
Developed technology	$30,112	$29,410
Trade names	18,069	17,871
Customer relationships	8,804	8,712
Non-compete agreement	400	400

	57,385	56,393
Accumulated amortization	(11,312)	(9,917)

	$46,073	$46,476

The change in the carrying amount of net intangible assets for the quarter ended September 30, 2012 resulted from amortization expense and currency translation. Amortization expense related to technologies included in cost of sales was $753,000 and $764,000, respectively, for the quarters ended September 30, 2012 and 2011. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $519,000 and $521,000 for the quarters ended September 30, 2012 and 2011, respectively.

The change in the carrying amount of goodwill for the quarter ended September 30, 2012 resulted from currency translation.

F. Share-based compensation:

Option activity under the Company’s stock option plans during the quarter ended September 30, 2012 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	575	$65.78
Granted	5	$74.05
Exercised	(2)	$55.11

Outstanding at September 30, 2012	578	$65.90	5.5	$4.1 million

Exercisable at September 30, 2012	405	$62.84	5.5	$3.9 million

The fair value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Quarter Ended
	September 30,
	2012		2011
Dividend yield	1.5%		1.4%
Expected annualized volatility	23%		23%
Risk free interest rate	0.5%		1.4%
Expected life	4	years	4	years

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

The weighted average per share fair value of options granted during the quarters ended September 30, 2012 and 2011 was $11.85 and $13.66, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2012 and 2011 was $40,000 and $34,000, respectively. The total fair value of options vested during the quarters ended September 30, 2012 and 2011 was $55,000 and $71,000, respectively.

Stock-based compensation cost of $303,000 and $290,000 was included in selling, general and administrative expense for the quarters ended September 30, 2012 and 2011, respectively. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. As of September 30, 2012, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 1.1 years.

G. Earnings per share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended
	September 30,
	2012	2011
Weighted average common shares outstanding-basic	36,828	37,095
Dilutive effect of stock options	67	75

Weighted average common shares outstanding-diluted	36,895	37,170

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 199,000 and 170,000 for the quarters ended September 30, 2012 and 2011, respectively.

H. Segment information:

The Company has two reportable segments based on the nature of products: biotechnology and hematology. Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended
	September 30,
	2012	2011
External sales
Biotechnology	$69,503	$72,303
Hematology	5,522	5,293

Consolidated net sales	$75,025	$77,596

Earnings before income taxes
Biotechnology	$36,994	$39,984
Hematology	2,103	1,918

Segment earnings before income taxes	39,097	41,902
Unallocated corporate expenses and equity method investee losses	(1,111)	(1,402)

Consolidated earnings before income taxes	$37,986	$40,500

I. Accumulated other comprehensive income:

Accumulated other comprehensive income consists of (in thousands):

	September 30,	June 30,
	2012	2012
Foreign currency translation adjustments	$(16,818)	$(20,743)
Net unrealized gain on available-for-sale investments, net of tax	28,959	42,518

	$12,141	$21,775

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TECHNE Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and hematology calibrators and controls. These activities are conducted domestically through TECHNE Corporation’s wholly-owned subsidiaries, Research and Diagnostic Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem), and BiosPacific, Inc. (BiosPacific). TECHNE Corporation’s European biotechnology operations are conducted through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. TECHNE Corporation distributes its biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong Ltd., in Hong Kong.

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

RESULTS OF OPERATIONS

Consolidated net sales and consolidated net earnings decreased 3.3% and 6.7%, respectively for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. Consolidated net sales and consolidated net earnings for the quarter ended September 30, 2012 were unfavorably affected by changes in exchange rates from the same prior-year period. A stronger U.S. dollar as compared to foreign currencies reduced sales by $1.9 million in the quarter ended September 30, 2012 from the comparable prior-year period.

Net sales

Consolidated net sales for the quarter ended September 30, 2012 were $75.0 million, a decrease of $2.6 million (3.3%) from the quarter ended September 30, 2011. Excluding the effect of the change from the comparable prior-year period in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan), consolidated net sales for the quarter ended September 30, 2012 decreased 0.9% from the quarter ended September 30, 2011. Included in consolidated net sales for the quarter ended September 30, 2012 was $288,000 of sales of new biotechnology products that had their first sale in fiscal 2013.

Net sales by reportable segment were as follows (in thousands):

	Quarter Ended
	September 30,
	2012	2011
Biotechnology	$69,503	$72,303
Hematology	5,522	5,293

Consolidated net sales	$75,025	$77,596

Biotechnology segment net sales decreased $2.8 million (3.9%) for the quarter ended September 30, 2012 compared to the same prior-year period. This decrease resulted primarily from changes in exchange rates from the comparable prior-year period which impacted sales by $1.9 million, as noted above. The quarter ended September 30, 2012 also had one less selling day as compared to the same prior-year period.

Biotechnology segment sales growth (decline), excluding the effect of changes in exchange rates, from the same prior-year periods were as follows:

	Quarter Ended
	September 30,
	2012	2011
U.S. industrial, pharmaceutical and biotechnology	(5.0%)	9.3%
U.S. academic	(4.0%)	(2.5%)
Europe	3.1%	(0.7%)
China	25.1%	14.1%
Pacific rim distributors, excluding China	Unchanged	Unchanged

Biotechnology segment net sales consisted of the following:

Quarter Ended September 30,
2012
United States:
Industrial, pharmaceutical and biotechnology	30%
Academic	14%
Other	13%

57%

Europe	27%
China	4%
Pacific rim distributors, excluding China	9%
Rest of world	3%

100%

Hematology segment net sales increased $229,000 (4.3%) for the quarter ended September 30, 2012 compared to the same prior-year period as a result of increased sales volume.

Gross margins

Segment gross margins, as a percentage of net sales, were as follows:

	Quarter Ended
	September 30,
	2012	2011
Biotechnology	76.1%	77.2%
Hematology	48.5%	48.2%
Consolidated	74.1%	75.2%

Biotechnology segment gross margin percentages for the quarter ended September 30, 2012 decreased from the same prior-year period primarily due to lower sales caused by unfavorable exchange rates. This negative gross margin impact was partially offset by a decline in the costs recognized upon the sale of inventory acquired in fiscal 2011 which was written-up to fair value. Hematology segment gross margin percentage for the quarter ended September 30, 2012 increased slightly from the comparable prior-year period as a result of changes in product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended September 30, 2012 decreased $445,000 (4.1%) from the same prior-year period. The decrease in selling, general and administrative expense resulted from a decrease in profit sharing expense of $685,000 from the comparable prior-year quarter.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended
	September 30,
	2012	2011
Biotechnology	$9,140	$9,470
Hematology	419	480
Unallocated corporate expenses	769	823

Consolidated selling, general and administrative expenses	$10,328	$10,773

Research and development expenses

Research and development expenses were composed of the following (in thousands):

	Quarter Ended
	September 30,
	2012	2011
Biotechnology	$7,259	$6,469
Hematology	193	198

Consolidated research and development expenses	$7,452	$6,667

Research and development expenses for the quarter ended September 30, 2012 increased $785,000 (11.8%) from the same prior-year period. The increase was mainly due to increases in personnel and supply costs associated with the ongoing development and release of new high-quality biotechnology products.

Other non-operating expense, net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees. Amounts were as follows (in thousands):

	Quarter Ended September 30,
	2012	2011
Foreign currency gains (losses)	$(78)	$(524)
Rental income	170	134
Building expenses related to rental property	(529)	(587)
Losses by equity method investees	(41)	(198)

Other non-operating expense, net	$(478)	$(1,175)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, cash and cash equivalents and available-for-sale investments were $405 million compared to $413 million at June 30, 2012. Included in available-for-sale-investments at September 30, 2012 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $73.5 million. The fair value of the Company’s CCXI investment at June 30, 2012 was $94.7 million.

At September 30, 2012, approximately 61%, 36%, and 3% of the Company’s cash and cash equivalents of $131 million are located in the U.S., United Kingdom and China, respectively. At September 30, 2012, approximately 96% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 4% in China. The Company has either paid U.S. income taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company believes it can meet its cash and working capital requirements, facility expansion and capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for at least the next twelve months through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments.

Cash flows from operating activities

The Company generated cash of $29.3 million from operating activities in the first quarter of fiscal 2013 compared to $34.4 million in the first quarter of fiscal 2012. The decrease from the prior year was primarily due to decreased net earnings for the quarter and changes in receivable and accounts payable and income taxes payable as a result of the timing of receipts and payments.

Cash flows from investing activities

During the quarter ended September 30, 2012, the Company purchased $21.1 million and had sales or maturities of $17.8 million of available-for-sale investments. During the quarter ended September 30, 2011, the Company purchased $44.3 million and had sales or maturities of $35.0 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first quarter of fiscal 2013 and 2012 were $2.5 million and $1.1 million, respectively. Included in capital expenditures for the first quarters of fiscal 2013 and 2012 was $2.0 million and $663,000, respectively, related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2013 are expected to be approximately $26.2 million including $20 million related to expansion space in Minneapolis and the purchase of land and construction of a new facility in the United Kingdom, both of which are not expected to be completed until fiscal 2014. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash flows from financing activities

During the first quarter of fiscal 2013 and 2012, the Company paid cash dividends of $10.3 million and $10.0 million, respectively, to all common shareholders. On October 25, 2012, the Company announced the payment of a $0.30 per share cash dividend. The dividend of approximately $11.0 million will be payable November 19, 2012 to all common shareholders of record on November 5, 2012.

Cash of $136,000 and $45,000 was received during the quarters ended September 30, 2012 and 2011, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $1,000 and $7,000 for the quarter ended September 30, 2012 and 2011, respectively.

During the first quarter of fiscal 2013 and 2012, the Company repurchased 8,324 and 13,140 shares of common stock for its employee stock bonus plans at a cost of $573,000 and $907,000, respectively.

During the first quarter of fiscal 2012, the Company repurchased and retired 149,860 shares of common stock at a market value of $10.7 million. The Company did not repurchase any shares during the first quarter of fiscal 2013.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended September 30, 2012.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in the Company’s Annual Report on Form 10-K for fiscal 2012 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2013 that would require disclosure. There have been no changes to the Company’s policies in fiscal 2013.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the timeframe for completing facility improvements in the U.S. and the U.K., the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company’s needs, and the impact of fluctuations in foreign currency exchange rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio, unseen delays and expenses related to facility improvements and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2012 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2012, the Company had a portfolio of fixed income debt securities, excluding those classified as cash and cash equivalents, of $201 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

At September 30, 2012, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $73.5 million. At September 30, 2012, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $7.4 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2012, approximately 29% of consolidated net sales were made in foreign currencies, including 13% in euros, 7% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended September 30,
	2012	2011
Euro	$1.26	$1.41
British pound sterling	1.59	1.61
Chinese yuan	.158	.156

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At September 30, 2012, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency	U.S. Dollar Equivalent
Accounts receivable in:
Euros	£932	$1,506
Other European currencies	£919	$1,485

Intercompany payable in:
Euros	£290	$469
U.S. dollars	£2,422	$3,915
U.S. dollars	yuan 4,448	$708

All of the above balances are revolving in nature and are not deemed to be long-term balances. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in “Other non-operating expense” in the Consolidated Statement of Earnings and Comprehensive Income. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of “Accumulated other comprehensive income.”

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2012 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2013 earnings into U.S. dollars (annualized)	$2,143
Decrease in translation of net assets of foreign subsidiaries	15,667
Additional transaction losses	462

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 9, 2012, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/12-7/31/12	0	$0	0	$27.0 million
8/1/12-8/31/12	8,324	$68.89	0	$27.0 million
9/1/12-9/30/12	0	$0	0	$27.0 million

Total	8,324	$68.89	0	$27.0 million

In April 2009, the Company authorized a plan for the repurchase and retirement of $60 million of its common stock. The plan does not have an expiration date. In October 2012, the Company increased the amount authorized under the plan by $100 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See “exhibit index” following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNE CORPORATION
(Company)

Date: November 9, 2012	/s/ Thomas E. Oland
Thomas E. Oland
President, Chief Executive Officer

Date: November 9, 2012	/s/ Gregory J. Melsen
Gregory J. Melsen
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description
31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.