Form 10-Q
period 2012-12-31
TECHNE CORP /MN/
filed 2013-02-11
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012,

or

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

At February 1, 2013, 36,842,346 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$75,083	$74,662	$150,108	$152,258
Cost of sales	19,820	19,492	39,262	38,701

Gross margin	55,263	55,170	110,846	113,557

Operating expenses:
Selling, general and administrative	10,956	10,651	21,284	21,424
Research and development	7,403	6,837	14,855	13,504

Total operating expenses	18,359	17,488	36,139	34,928

Operating income	36,904	37,682	74,707	78,629

Other income (expense):
Interest income	677	798	1,338	1,526
Other non-operating expense, net	(135)	(607)	(613)	(1,782)

Total other income (expense)	542	191	725	(256)

Earnings before income taxes	37,446	37,873	75,432	78,373
Income taxes	12,082	12,060	24,400	25,039

Net earnings	25,364	25,813	51,032	53,334

Other comprehensive income (loss):
Foreign currency translation adjustments	1,107	(705)	5,032	(4,606)
Unrealized (losses) gains on available-for-sale investments, net of tax of ($1,680), $11, ($9,269) and ($7), respectively	(2,998)	21	(16,557)	(7)

Other comprehensive loss	(1,891)	(684)	(11,525)	(4,613)

Comprehensive income	$23,473	$25,129	$39,507	$48,721

Earnings per share:
Basic	$0.69	$0.70	$1.39	$1.44
Diluted	$0.69	$0.70	$1.38	$1.44
Cash dividends per common share:	$0.30	$0.28	$0.58	$0.55
Weighted average common shares outstanding:
Basic	36,834	36,966	36,831	37,030
Diluted	36,900	37,028	36,897	37,099

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2012	June 30,
	(unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$143,286	$116,675
Short-term available-for-sale investments	142,809	152,311
Trade accounts receivable, less allowance for doubtful accounts of $478 and $455, respectively	32,187	35,668
Other receivables	2,138	2,073
Inventories	37,600	38,277
Prepaid expenses	1,711	1,503

Total current assets	359,731	346,507

Available-for-sale investments	128,569	143,966
Property and equipment, net	101,133	93,788
Goodwill	87,166	85,682
Intangible assets, net	44,938	46,476
Other assets	3,033	2,905

	$724,570	$719,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,466	$6,291
Salaries, wages and related accruals	3,611	4,699
Accrued expenses	4,693	7,275
Income taxes payable	2,284	3,251
Deferred income taxes	4,214	14,234

Total current liabilities	21,268	35,750

Deferred income taxes	8,737	9,132
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 36,842,346 and 36,826,364, respectively	368	368
Additional paid-in capital	133,827	131,851
Retained earnings	550,120	520,448
Accumulated other comprehensive income	10,250	21,775

Total shareholders’ equity	694,565	674,442

	$724,570	$719,324

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$51,032	$53,334
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,278	6,314
Costs recognized on sale of acquired inventory	2,464	3,915
Deferred income taxes	(1,487)	(7,472)
Stock-based compensation expense	1,088	1,148
Excess tax benefit from stock option exercises	(64)	(13)
Losses by equity method investees	83	415
Other	212	108
Change in operating assets and operating liabilities:
Trade accounts and other receivables	3,645	1,263
Inventories	(1,362)	(929)
Prepaid expenses	(193)	7
Trade accounts payable and accrued expenses	260	1,435
Salaries, wages and related accruals	(390)	(253)
Income taxes payable	(1,016)	(4,402)

Net cash provided by operating activities	60,550	54,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(42,620)	(84,043)
Proceeds from sales of available-for-sale investments	16,537	39,085
Proceeds from maturities of available-for-sale investments	22,322	36,935
Additions to property and equipment	(10,735)	(3,297)
Increase in other long-term assets	(424)	0
Distribution from unconsolidated entity	0	42

Net cash used in investing activities	(14,920)	(11,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(21,360)	(20,387)
Proceeds from stock option exercises	824	45
Excess tax benefit from stock option exercises	64	13
Purchase of common stock for stock bonus plans	(573)	(907)
Repurchase of common stock	0	(17,748)

Net cash used in financing activities	(21,045)	(38,984)

Effect of exchange rate changes on cash and cash equivalents	2,026	(1,227)

Net increase in cash and cash equivalents	26,611	3,381
Cash and cash equivalents at beginning of period	116,675	77,613

Cash and cash equivalents at end of period	$143,286	$80,994

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

B. Available-For-Sale Investments:

The Company’s available-for-sale investments at December 31, 2012 and June 30, 2012 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities. The fair value of the Company’s available-for-sale investments at December 31, 2012 and June 30, 2012 were $271 million and $296 million, respectively. The amortized cost basis of the Company’s available-for-sale investments at December 31, 2012 and June 30, 2012 were $231 million and $230 million, respectively

C. Inventories:

Inventories consist of (in thousands):

	December 31, 2012	June 30, 2012
Raw materials	$5,846	$5,678
Finished goods	31,754	32,599

	$37,600	$38,277

D. Property and Equipment:

Property and equipment consist of (in thousands):

	December 31, 2012	June 30, 2012
Cost:
Land	$7,511	$7,473
Buildings and improvements	133,042	123,257
Laboratory equipment	32,515	31,658
Office equipment	6,137	5,710

	179,205	168,098
Accumulated depreciation and amortization	(78,072)	(74,310)

	$101,133	$93,788

E. Intangible Assets and Goodwill:

Intangible assets consist of (in thousands):

	December 31, 2012	June 30, 2012
Developed technology	$30,241	$29,410
Trade names	18,106	17,871
Customer relationships	8,820	8,712
Non-compete agreement	400	400

	57,567	56,393
Accumulated amortization	(12,629)	(9,917)

	$44,938	$46,476

The change in the carrying amount of net intangible assets for the six months ended December 31, 2012 resulted from amortization expense and currency translation. Amortization expense related to technologies included in cost of sales was $761,000 and $1.5 million, respectively, for the quarter and six months ended December 31, 2012, and $749,000 and $1.5 million, respectively, for the quarter and six months ended December 31, 2011. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $521,000 and $1.0 million, respectively, for the quarter and six months ended December 31, 2012 and $519,000 and $1.0 million, respectively, for the quarter and six months ended December 31, 2011.

The change in the carrying amount of goodwill for the six months ended December 31, 2012 resulted from currency translation.

F. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Weighted average common shares outstanding-basic	36,834	36,966	36,831	37,030
Dilutive effect of stock options	66	62	66	69

Weighted average common shares outstanding-diluted	36,900	37,028	36,897	37,099

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 214,000 for both the quarter and six months ended December 31, 2012. The number of potentially dilutive option shares excluded from the calculation was 238,000 and 192,000 for the quarter and six months ended December 31, 2011, respectively.

G. Segment Information:

The Company has two reportable segments based on the nature of products (biotechnology and hematology). Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
External sales
Biotechnology	$69,628	$69,808	$139,131	$142,111
Hematology	5,455	4,854	10,977	10,147

Consolidated net sales	$75,083	$74,662	$150,108	$152,258

Earnings before income taxes
Biotechnology	$36,883	$37,878	$73,877	$77,862
Hematology	2,148	1,681	4,251	3,599

Segment earnings before income taxes	39,031	39,559	78,128	81,461
Unallocated corporate expenses and equity method investee losses	(1,585)	(1,686)	(2,696)	(3,088)

Consolidated earnings before income taxes	$37,446	$37,873	$75,432	$78,373

H. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of (in thousands):

	December 31,	June 30,
	2012	2012
Foreign currency translation adjustments	$(15,711)	$(20,743)
Net unrealized gain on available-for-sale investments, net of tax	25,961	42,518

	$10,250	$21,775

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

RESULTS OF OPERATIONS

Consolidated net sales increased 0.6% and consolidated net earnings decreased 1.7% for the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011. Consolidated net sales and consolidated net earnings decreased 1.4% and 4.3%, respectively for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. Consolidated net sales for the quarter and six months ended December 31, 2012 were unfavorably affected by changes in foreign currency exchange rates from the same prior-year periods. A stronger U.S. dollar as compared to foreign currencies reduced sales by $577,000 and $2.5 million in the quarter and six-month periods ended December 31, 2012, from the comparable prior-year periods.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2012 were $75.1 million and $150 million, respectively, an increase of $421,000 (0.6%) and a decrease of $2.1 million (1.4%) from the quarter and six months ended December 31, 2011, respectively. Excluding the effect of the change from the comparable prior-year period in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan), consolidated net sales for the quarter and six months ended December 31, 2012 increased 1.3% and 0.2%, respectively, from comparable prior-year periods. Included in consolidated net sales for the quarter and six months ended December 31, 2012 was $418,000 and $706,000 of sales of new biotechnology products that had their first sale in fiscal 2013.

Net sales by reportable segment were as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Biotechnology	$69,628	$69,808	$139,131	$142,111
Hematology	5,455	4,854	10,977	10,147

Consolidated net sales	$75,083	$74,662	$150,108	$152,258

Biotechnology segment net sales decreased $180,000 (0.3%) and $3.0 million (2.1%) for the quarter and six months ended December 31, 2012, respectively, compared to the same prior-year periods. This decrease resulted primarily from changes in exchange rates from the comparable prior-year periods which impacted sales by $577,000 and $2.5 million, as noted above.

Biotechnology segment sales growth (decline), excluding the effect of changes in exchange rates, from the same prior-year periods were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
U.S. industrial, pharmaceutical and biotechnology	(5.2%)	4.6%	(5.1%)	7.0%
U.S. academic	(3.9%)	(4.1%)	(3.9%)	(3.3%)
Europe	2.4%	(0.8%)	2.7%	(0.8%)
China	12.6%	32.8%	16.5%	23.8%
Pacific rim distributors, excluding China	3.3%	11.2%	1.7%	5.8%

Biotechnology segment net sales consisted of the following:

Six Months Ended December 31, 2012
United States:
Industrial, pharmaceutical and biotechnology	30%
Academic	14%
Other	11%

55%
Europe	29%
China	5%
Pacific rim distributors, excluding China	9%
Rest of world	2%

100%

Hematology segment net sales increased $601,000 (12.4%) and $830,000 (8.2%) for the quarter and six months ended December 31, 2012 compared to the same prior-year periods as a result of increased sales volume.

Gross Margins

Fluctuations in gross margins, as a percentage of net sales, are typically the result of changes in foreign currency exchange rates, changes in product mix and seasonality. Such fluctuations are normal and expected to continue in future periods. Gross margins have also been affected by acquisitions completed in prior years.

Segment gross margins, as a percentage of net sales, were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Biotechnology	75.5%	75.8%	75.8%	76.5%
Hematology	49.4%	46.3%	49.0%	47.3%
Consolidated	73.6%	73.9%	73.8%	74.6%

Biotechnology segment gross margin percentages for the quarter and six months ended December 31, 2012 decreased from the same prior-year periods primarily due to lower sales caused by unfavorable exchange rates. This negative gross margin impact was partially offset by a decline in the costs recognized upon the sale of inventory acquired in fiscal 2011 which was written-up to fair value. Hematology segment gross margin percentage for the quarter and six months ended December 31, 2012 increased slightly from the comparable prior-year periods as a result of changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $305,000 (2.9%) for the quarter and decreased $140,000 (0.7%) for the six months ended December 31, 2012 from the same prior-year periods. The increase in expense for the quarter ended December 31, 2012 included $170,000 consulting fees related to executive recruitment. Selling, general and administrative expenses for the quarter and six months were impacted by decreases from the comparable prior-year periods in profit sharing expense of $62,000 and $747,000, respectively.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Biotechnology	$9,223	$9,003	$18,363	$18,473
Hematology	379	400	798	880
Unallocated corporate expenses	1,354	1,248	2,123	2,071

Consolidated selling, general and administrative expenses	$10,956	$10,651	$21,284	$21,424

The Company is in the process of searching for a new Chief Executive Officer (CEO). It is believed that the compensation for the previous CEO was below market and that it is likely the Company will incur increased selling, general and administrative costs as a result. These increases, if any, should not be significant in the fiscal year ending June 30, 2013, but could impact financial results beginning in fiscal 2014. This change could also impact other compensation and benefit costs.

Research and Development Expenses

Research and development expenses were composed of the following (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Biotechnology	$7,196	$6,624	$14,455	$13,093
Hematology	207	213	400	411

Consolidated research and development expenses	$7,403	$6,837	$14,855	$13,504

Research and development expenses for the quarter and six months ended December 31, 2012 increased $566,000 (8.3%) and $1.4 million (10.0%) from the same prior-year periods. The increase was mainly due to increases in personnel and supply costs associated with the development and release of new high-quality biotechnology products. The Company expects research and development expenses to continue to increase in future periods as a result of its ongoing product development program.

Other Non-operating Expense, Net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees. Amounts were as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Foreign currency gains (losses)	$149	$(105)	$71	$(629)
Rental income	215	198	385	332
Building expenses related to rental property	(457)	(482)	(986)	(1,069)
Losses by equity method investees	(42)	(218)	(83)	(416)

Other non-operating expense, net	$(135)	$(607)	$(613)	$(1,782)

Income Taxes

Income taxes for both the quarter and six-month period ended December 31, 2012 were provided at rates of 32.3% of consolidated earnings before income taxes compared to 31.8% and 31.9% for the same prior-year periods. In January 2013, the U.S. federal credit for research and development was reinstated retroactively for the period of January 2012 through December 2013. As a result, in addition to the credit for the quarter ended March 31, 2013, the Company will record the credit for calendar 2012 in the third quarter of fiscal 2013. The amount of the retroactive credit is approximately $975,000. The Company expects its fiscal 2013 effective income tax rate for fiscal 2013 range from approximately 31% to 33%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, cash and cash equivalents and available-for-sale investments were $415 million compared to $413 million at June 30, 2012. Included in available-for-sale-investments at December 31, 2012 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $69.1 million. The fair value of the Company’s CCXI investment at June 30, 2012 was $94.7 million.

At December 31, 2012, approximately 59%, 39%, and 2% of the Company’s cash and cash equivalents of $143 million are located in the U.S., United Kingdom and China, respectively. At December 31, 2012, approximately 96% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 4% in China. The Company has either paid U.S. income taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company believes it can meet its cash and working capital requirements, facility expansion and capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for at least the next twelve months through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments.

Cash Flows From Operating Activities

The Company generated cash of $60.6 million from operating activities in the first six months of fiscal 2013 compared to $54.9 million in the first six months of fiscal 2012. The increase from the prior year was primarily due to changes in deferred income taxes and income taxes payable as a result of the timing of tax payments, offset by decreased net earnings for the period.

Cash Flows From Investing Activities

During the six months ended December 31, 2012, the Company purchased $42.6 million and had sales or maturities of $38.9 million of available-for-sale investments. During the six months ended December 31, 2011, the Company purchased $84.0 million and had sales or maturities of $76.0 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first six months of fiscal 2013 and 2012 were $10.7 million and $3.3 million, respectively. Included in capital expenditures for the first six months of fiscal 2013 and 2012 was $9.6 million and $1.9 million, respectively, related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2013 are expected to be approximately $18.0 million including $13.4 million related to expansion space in Minneapolis and the purchase of land and construction of a new facility in the United Kingdom, both of which are expected to be completed during fiscal 2014. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first six months of fiscal 2013 and 2012, the Company paid cash dividends of $21.4 million and $20.4 million, respectively, to all common shareholders. On February 5, 2013, the Company announced the payment of a $0.30 per share cash dividend. The dividend of approximately $11.0 million will be payable March 1, 2013 to all common shareholders of record on February 15, 2013.

Cash of $824,000 and $45,000 was received during the six months ended December 31, 2012 and 2011, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $64,000 and $13,000 for the six months ended December 31, 2012 and 2011, respectively.

During the first six months of fiscal 2013 and 2012, the Company repurchased 8,324 and 13,140 shares of common stock for its employee stock bonus plans at a cost of $573,000 and $907,000, respectively.

During the first six months of fiscal 2012, the Company repurchased and retired 263,027 shares of common stock at a market value of $18.2 million, of which $17.7 million was disbursed prior to December 31, 2011. The Company did not repurchase any shares during the first six months of fiscal 2013.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended December 31, 2012.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, the expected effective income tax rate, the amount of capital expenditures for the remainder of the fiscal year, the timeframe for completing facility improvements in the U.S. and the U.K., the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company’s needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increased research and development expenses and increased selling, general and administrative expenses. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio, unseen delays and expenses related to facility improvements and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2012 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2012, the Company had a portfolio of fixed income debt securities, excluding those classified as cash and cash equivalents, of $202 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

At December 31, 2012, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $69.1 million. At December 31, 2012, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $6.9 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the six months ended December 31, 2012, approximately 31% of consolidated net sales were made in foreign currencies, including 15% in euros, 7% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Euro	$1.30	$1.34	$1.28	$1.37
British pound sterling	1.61	1.58	1.60	1.59
Chinese yuan	.160	.158	.159	.157

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At December 31, 2012, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,016	$1,650
Other European currencies		£884	$1,437
Intercompany payable in:
Euros		£366	$594
U.S. dollars		£2,363	$3,839
U.S. dollars	yuan	5,818	$934

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2012 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2013 earnings into U.S. dollars (annualized)	$2,372
Decrease in translation of net assets of foreign subsidiaries	16,412
Additional transaction losses	477

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the person serving as principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)). Based on this evaluation, the person serving as principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 11, 2012, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June  30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/12-10/31/12	0	$0	0	$127.0 million
11/1/12-11/30/12	0	$0	0	$127.0 million
12/1/12-12/31/12	0	$0	0	$127.0 million

Total	0	$0	0	$127.0 million

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

TECHNE CORPORATION
(Company)

Date: February 11, 2013	/s/ Gregory J. Melsen
Gregory J. Melsen
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description

31.1	Section 302 Certification

32.1	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.