Form 10-Q
period 2013-03-31
TECHNE CORP /MN/
filed 2013-05-10
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013, or

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

At May 3, 2013, 36,834,046 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	$80,992	$83,621	$231,100	$235,879
Cost of sales	19,845	20,238	59,107	58,939

Gross margin	61,147	63,383	171,993	176,940

Operating expenses:
Selling, general and administrative	9,982	9,899	31,266	31,323
Research and development	7,219	7,122	22,074	20,626

Total operating expenses	17,201	17,021	53,340	51,949

Operating income	43,946	46,362	118,653	124,991

Other income (expense):
Interest income	638	470	1,976	1,996
Impairment losses on investments	0	(3,254)	0	(3,254)
Other non-operating expense, net	(118)	(373)	(731)	(2,155)

Total other income (expense)	520	(3,157)	1,245	(3,413)

Earnings before income taxes	44,466	43,205	119,898	121,578
Income taxes	11,348	11,449	35,748	36,488

Net earnings	33,118	31,756	84,150	85,090

Other comprehensive income (loss):
Foreign currency translation adjustments	(9,264)	3,895	(4,232)	(711)
Unrealized gains (losses) on available-for-sale investments, net of tax of $6,610, $13,326, ($2,659) and 13,319, respectively	11,851	23,886	(4,706)	23,879

Other comprehensive income (loss)	2,587	27,781	(8,938)	23,168

Comprehensive income	$35,705	$59,537	$75,212	$108,258

Earnings per share:
Basic	$0.90	$0.86	$2.28	$2.30
Diluted	$0.90	$0.86	$2.28	$2.30
Cash dividends per common share:	$0.30	$0.28	$0.88	$0.83
Weighted average common shares outstanding:
Basic	36,842	36,864	36,835	36,975
Diluted	36,908	36,930	36,901	37,043

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2013 (unaudited)	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$150,713	$116,675
Short-term available-for-sale investments	162,162	152,311
Trade accounts receivable, less allowance for doubtful accounts of $473 and $455, respectively	38,138	35,668
Other receivables	1,736	2,073
Inventories	35,675	38,277
Prepaid expenses	1,733	1,503

Total current assets	390,157	346,507

Available-for-sale investments	135,765	143,966
Property and equipment, net	105,202	93,788
Goodwill	84,311	85,682
Intangible assets, net	41,779	46,476
Other assets	3,076	2,905

	$760,290	$719,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,189	$6,291
Salaries, wages and related accruals	4,610	4,699
Accrued expenses	7,438	7,275
Income taxes payable	4,176	3,251
Deferred income taxes	10,068	14,234

Total current liabilities	32,481	35,750

Deferred income taxes	8,300	9,132
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 36,842,346 and 36,826,364, respectively	368	368
Additional paid-in capital	134,118	131,851
Retained earnings	572,186	520,448
Accumulated other comprehensive income	12,837	21,775

Total shareholders’ equity	719,509	674,442

	$760,290	$719,324

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$84,150	$85,090
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,279	9,366
Costs recognized on sale of acquired inventory	3,496	5,870
Deferred income taxes	(2,054)	(7,753)
Stock-based compensation expense	1,374	1,389
Excess tax benefit from stock option exercises	(69)	(51)
Impairment losses on investments	0	3,254
Losses by equity method investees	114	558
Other	337	(10)
Change in operating assets and operating liabilities:
Trade accounts and other receivables	(2,319)	(4,645)
Inventories	(2,032)	(1,586)
Prepaid expenses	(240)	(393)
Trade accounts payable and accrued expenses	(215)	1,641
Salaries, wages and related accruals	636	1,351
Income taxes payable	1,118	(4,748)

Net cash provided by operating activities	93,575	89,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(89,099)	(124,007)
Proceeds from sales of available-for-sale investments	26,367	53,931
Proceeds from maturities of available-for-sale investments	53,987	56,273
Additions to property and equipment	(17,108)	(4,884)
Increase in other long-term assets	(592)	(489)
Distribution from unconsolidated entity	0	42

Net cash used in investing activities	(26,445)	(19,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(32,413)	(30,707)
Proceeds from stock option exercises	824	667
Excess tax benefit from stock option exercises	69	51
Purchase of common stock for stock bonus plans	(573)	(907)
Repurchase of common stock	0	(21,283)

Net cash used in financing activities	(32,093)	(52,179)

Effect of exchange rate changes on cash and cash equivalents	(999)	(353)

Net increase in cash and cash equivalents	34,038	17,667
Cash and cash equivalents at beginning of period	116,675	77,613

Cash and cash equivalents at end of period	$150,713	$95,280

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

B. Available-For-Sale Investments:

The Company’s available-for-sale investments at March 31, 2013 and June 30, 2012 are carried at fair value and are valued using quoted market prices in active markets (Level 1 input) for identical assets and liabilities. The fair value of the Company’s available-for-sale investments at March 31, 2013 and June 30, 2012 were $298 million and $296 million, respectively. The amortized cost basis of the Company’s available-for-sale investments at March 31, 2013 and June 30, 2012 were $239 million and $230 million, respectively.

C. Inventories:

Inventories consist of (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$6,011	$5,678
Finished goods	29,664	32,599

	$35,675	$38,277

D. Property and Equipment:

Property and equipment consist of (in thousands):

	March 31, 2013	June 30, 2012
Cost:
Land	$7,438	$7,473
Buildings and improvements	138,367	123,257
Laboratory equipment	32,795	31,658
Office equipment	6,123	5,710

	184,723	168,098
Accumulated depreciation and amortization	(79,521)	(74,310)

	$105,202	$93,788

E. Intangible Assets and Goodwill:

Intangible assets and goodwill consist of (in thousands):

	March 31, 2013	June 30, 2012
Developed technology	$28,642	$29,410
Trade names	17,655	17,871
Customer relationships	8,611	8,712
Non-compete agreement	400	400

	55,308	56,393
Accumulated amortization	(13,529)	(9,917)

	$41,779	$46,476

Goodwill	$84,311	$85,682

The change in the carrying amount of net intangible assets for the nine months ended March 31, 2013 resulted from amortization expense and currency translation. Amortization expense related to technologies included in cost of sales was $742,000 and $2.3 million, respectively, for the quarter and nine months ended March 31, 2013, and $750,000 and $2.3 million, respectively, for the quarter and nine months ended March 31, 2012. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $516,000 and $1.6 million, respectively, for the quarter and nine months ended March 31, 2013, and $518,000 and $1.6 million, respectively, for the quarter and nine months ended March 31, 2012.

The change in the carrying amount of goodwill for the nine months ended March 31, 2013 resulted from currency translation.

F. Impairment Losses on Investments:

The Company holds a 16.8% ownership interest in Nephromics, Inc. (Nephromics) and accounts for its investment under the equity method of accounting as Nephromics is a limited liability company. During the third quarter of fiscal 2012, Nephromics signed an agreement to sell substantially all of its assets. The sale price included a payment at closing, future payment contingent upon the issuance of certain patents, and royalties on future sublicense income. As a result of the agreement, the Company determined that a portion of its investment in Nephromics was other-than-temporarily impaired and wrote off $2.4 million of this investment during the quarter ended March 31, 2012. The Company’s net investment in Nephromics was $505,000 at both March 31, 2013 and June 30, 2012.

The Company held an ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company, through the second quarter of fiscal 2013. During the third quarter of fiscal 2012, the Company determined that the Company’s investment in ACTGen was other-than-temporarily impaired and wrote off its remaining investment of $854,000 during the quarter ended March 31, 2012.

G. Income Taxes

Income taxes for the quarter and nine months ended March 31, 2013 were provided at rates of 25.5% and 29.8%, respectively, of consolidated earnings before income taxes, compared to 26.5% and 30.0% for the same prior-year periods. In January 2013, the U.S. federal credit for research and development was reinstated retroactively for the period of January 2012 through December 2013. Included in income tax expense for both the quarter and nine months ended March 31, 2013 was a $1.2 million credit for research and development expenses compared to a $430,000 credit for research and development expenses for the nine months ended March 31, 2012. Included in income tax expense for the quarter and nine months ended March 31, 2013 were credits to U.S. income tax expense of $1.1 million and $500,000, respectively, related to foreign source income compared to income tax expense related to foreign source income of $379,000 and $862,000, respectively, for the same prior-year periods. Included in income taxes for the quarter and nine months ended March 31, 2012 was a $3.0 million benefit due to the reversal of a deferred tax valuation allowance on the Company’s excess tax basis in investments in unconsolidated entities. The Company determined such valuation allowance was no longer necessary as of March 31, 2012.

H. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Weighted average common shares outstanding-basic	36,842	36,864	36,835	36,975
Dilutive effect of stock options	66	66	66	68

Weighted average common shares outstanding-diluted	36,908	36,930	36,901	37,043

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 214,000 for both the quarter and nine months ended March 31, 2013. The number of potentially dilutive option shares excluded from the calculation was 222,000 for both the quarter and nine months ended March 31, 2012, respectively.

I. Segment Information:

The Company has two reportable segments based on the nature of products (biotechnology and hematology). Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
External sales
Biotechnology	$75,285	$78,180	$214,416	$220,291
Hematology	5,707	5,441	16,684	15,588

Consolidated net sales	$80,992	$83,621	$231,100	$235,879

Earnings before income taxes
Biotechnology	$43,246	$45,442	$117,123	$123,304
Hematology	2,247	2,037	6,498	5,636

Segment earnings before income taxes	45,493	47,479	123,621	128,940
Unallocated corporate expenses and equity method investee losses	(1,027)	(4,274)	(3,723)	(7,362)

Consolidated earnings before income taxes	$44,466	$43,205	$119,898	$121,578

J. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income consists of (in thousands):

	March 31, 2013	June 30, 2012
Foreign currency translation adjustments	$(24,975)	$(20,743)
Net unrealized gain on available-for-sale investments, net of tax	37,812	42,518

	$12,837	$21,775

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

RESULTS OF OPERATIONS

Consolidated net sales decreased 3.1% and consolidated net earnings increased 4.3%, respectively, for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. Consolidated net sales and consolidated net earnings decreased 2.0% and 1.1%, respectively, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. Consolidated net sales for the quarter and nine months ended March 31, 2013 were unfavorably affected by changes in foreign currency exchange rates from the same prior-year periods. A stronger U.S. dollar as compared to foreign currencies reduced sales by $122,000 and $2.6 million in the quarter and nine-month periods ended March 31, 2013, from the comparable prior-year periods.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2013 were $81.0 million and $231 million, respectively, decreases of $2.6 million (3.1%) and $4.8 million (2.0%) from the quarter and nine months ended March 31, 2012, respectively. Excluding the effect of the change from the comparable prior-year period in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan), consolidated net sales for the quarter and nine months ended March 31, 2013 decreased 3.0% and 0.9%, respectively, from comparable prior-year periods. Included in consolidated net sales for the quarter and nine months ended March 31, 2013 were $694,000 and $1.4 million, respectively, of sales of new biotechnology products that had their first sale in fiscal 2013.

Net sales by reportable segment were as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Biotechnology	$75,285	$78,180	$214,416	$220,291
Hematology	5,707	5,441	16,684	15,588

Consolidated net sales	$80,992	$83,621	$231,100	$235,879

Biotechnology segment net sales decreased $2.9 million (3.7%) and $5.9 million (2.7%) for the quarter and nine months ended March 31, 2013, respectively, compared to the same prior-year periods. The decrease in the quarter ended March 31, 2013 was affected by one less ship day as compared to the third quarter of the prior fiscal year and also included the Easter holiday, which was in the fourth quarter of the prior fiscal year. The decrease in net sales for the nine months ended March 31, 2013 was affected by two less ship days in the nine-month period, the Easter holiday and changes in exchange rates from the comparable prior-year periods, which impacted sales by $2.6 million, as noted above.

Biotechnology segment sales growth (decline), excluding the effect of changes in exchange rates, from the same prior-year periods were as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
U.S. industrial, pharmaceutical and biotechnology	(2.5%)	5.6%	(4.2%)	5.7%
U.S. academic	(8.5%)	(5.4%)	(5.5%)	(4.9%)
Europe	(10.3%)	(0.4%)	(2.0%)	(0.6%)
China	24.9%	19.9%	19.4%	22.4%
Pacific rim distributors, excluding China	9.6%	7.8%	4.7%	6.5%

Biotechnology segment net sales consisted of the following:

Nine Months Ended March 31, 2013
United States:
Industrial, pharmaceutical and biotechnology	29%
Academic	13%
Other	13%

55%
Europe	28%
China	5%
Pacific rim distributors, excluding China	10%
Rest of world	2%

100%

Hematology segment net sales increased $266,000 (4.9%) and $1.1 million (7.0%) for the quarter and nine months ended March 31, 2013, respectively, compared to the same prior-year periods as a result of increased sales volume.

Gross Margins

Fluctuations in gross margins, as a percentage of net sales, are typically the result of changes in foreign currency exchange rates, changes in product mix and seasonality. Such fluctuations are normal and expected to continue in future periods. Gross margins have also been affected by acquisitions completed in prior years.

Segment gross margins, as a percentage of net sales, were as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Biotechnology	77.5%	77.7%	76.4%	76.9%
Hematology	49.0%	48.7%	49.0%	47.8%
Consolidated	75.5%	75.8%	74.4%	75.0%

The Biotechnology segment gross margin percentage for the quarter ended March 31, 2013 decreased from the same prior-year period primarily due to lower sales volumes. The Biotechnology segment gross margin percentage for the nine months ended March 31, 2013, respectively, decreased from the same prior-year period due to lower sales volumes and unfavorable exchange rates. This negative gross margin impact was partially offset by a decline in the costs recognized upon the sale of inventory acquired in fiscal 2011 which was written-up to fair value. Hematology segment gross margin percentage for the quarter and nine months ended March 31, 2013 increased slightly from the comparable prior-year periods as a result of increased sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $83,000 (0.8%) and decreased $57,000 (0.2%) for the quarter and nine months ended March 31, 2013 from the same prior-year periods. Selling general and administrative expenses were impacted by decreases in profit sharing expense of $399,000 and $1.1 million for the quarter and nine months ended March 31, 2013, respectively, as compared to the same prior-year periods. The increase in selling, general and administrative expense, excluding the profit sharing impact, was mainly the result of increased marketing wages and consulting related to upgrading the Company’s website.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Biotechnology	$8,941	$8,921	$27,304	$27,394
Hematology	375	435	1,173	1,315
Unallocated corporate expenses	666	543	2,789	2,614

Consolidated selling, general and administrative Expenses	$9,982	$9,899	$31,266	$31,323

The Company hired a new Chief Executive Officer (CEO) effective April 1, 2013. The compensation for the previous CEO was below market, and therefore, the Company will incur higher executive compensation costs as a result. These increases should not be significant in the fiscal year ending June 30, 2013, but could impact financial results beginning in fiscal 2014. This change could also impact other compensation and benefit costs.

Research and Development Expenses

Research and development expenses for the quarter and nine months ended March 31, 2013 increased $97,000 (1.4%) and $1.4 million (7.0%), respectively, from the same prior-year periods. The increase was mainly due to increases in personnel and supply costs associated with the development and release of new high-quality biotechnology products. The Company expects research and development expenses to continue to increase in future periods as a result of its ongoing product development program.

Research and development expenses were composed of the following (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Biotechnology	$7,015	$6,924	$21,470	$20,017
Hematology	204	198	604	609

Consolidated research and development expenses	$7,219	$7,122	$22,074	$20,626

Impairment Loss on Investments in Unconsolidated Entities

The Company holds a 16.8% ownership interest in Nephromics, Inc. (Nephromics) and accounts for its investment under the equity method of accounting as Nephromics is a limited liability company. During the third quarter of fiscal 2012, Nephromics signed an agreement to sell substantially all of its assets. The sale price included a payment at closing, future payment contingent upon the issuance of certain patents, and royalties on future sublicense income. As a result of the agreement, the Company determined that a portion of its investment in Nephromics was other-than-temporarily impaired and wrote off $2.4 million of this investment during the quarter ended March 31, 2012. The Company’s net investment in Nephromics was $505,000 at both March 31, 2013 and June 30, 2012.

The Company held an ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company, through the second quarter of fiscal 2013. During the third quarter of fiscal 2012, the Company determined that the Company’s investment in ACTGen was other-than-temporarily impaired and wrote off its remaining investment of $854,000 during the quarter ended March 31, 2012.

Other Non-operating Expense, Net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees. Amounts were as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Foreign currency gains (losses)	$289	$164	$360	$(465)
Rental income	196	150	581	482
Building expenses related to rental property	(572)	(545)	(1,558)	(1,614)
Losses by equity method investees	(31)	(142)	(114)	(558)

Other non-operating expense, net	$(118)	$(373)	$(731)	$(2,155)

Income Taxes

Income taxes for the quarter and nine months ended March 31, 2013 were provided at rates of 25.5% and 29.8%, respectively, of consolidated earnings before income taxes, compared to 26.5% and 30.0% for the same prior-year periods. In January 2013, the U.S. federal credit for research and development was reinstated retroactively for the period of January 2012 through December 2013. Included in income tax expense for both the quarter and nine months ended March 31, 2013 was a $1.2 million credit for research and development expenses compared to a $430,000 credit for research and development expenses for the nine months ended March 31, 2012. Included in income tax expense for the quarter and nine months ended March 31, 2013 were credits to U.S. income tax expense of $1.1 million and $500,000, respectively, related to foreign source income compared to income tax expense of $379,000 and $862,000, respectively, for the same prior-year periods. The income tax credits in fiscal 2013 were due to changes in estimates related to foreign source income. Included in income taxes for the quarter and nine months ended March 31, 2012 was a $3.0 million benefit due to the reversal of a deferred tax valuation allowance on the Company’s excess tax basis in investments in unconsolidated entities. The Company determined such valuation allowance was no longer necessary as of March 31, 2012. The Company expects the effective tax rate for the remainder of fiscal 2013 to range from 30% to 32%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, cash and cash equivalents and available-for-sale investments were $449 million compared to $413 million at June 30, 2012. Included in available-for-sale-investments at March 31, 2013 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $87.5 million. The fair value of the Company’s CCXI investment at June 30, 2012 was $94.7 million.

At March 31, 2013, approximately 60%, 39%, and 1% of the Company’s cash and cash equivalents of $151 million are located in the U.S., United Kingdom and China, respectively. At March 31, 2013, approximately 95% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 5% in China. The Company has either paid U.S. income taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company believes it can meet its cash and working capital requirements, facility expansion and capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for at least the next twelve months through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments.

Cash Flows From Operating Activities

The Company generated cash of $93.6 million from operating activities in the first nine months of fiscal 2013 compared to $89.3 million in the first nine months of fiscal 2012. The increase from the prior year was primarily due to changes in income taxes payable as a result of the timing of tax payments, partially offset by decreased net earnings for the period.

Cash Flows From Investing Activities

During the nine months ended March 31, 2013, the Company purchased $89.1 million and had sales or maturities of $80.4 million of available-for-sale investments. During the nine months ended March 31, 2012, the Company purchased $124 million and had sales or maturities of $110 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first nine months of fiscal 2013 and 2012 were $17.1 million and $4.9 million, respectively. Included in capital expenditures for the first nine months of fiscal 2013 and 2012 was $15.1 million and $2.6 million, respectively, related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis, Minnesota facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2013 are expected to be approximately $9.6 million, including $7.3 million related to expansion space in Minneapolis and the purchase of land for construction of a new facility in the United Kingdom, both of which are expected to be completed during fiscal 2014. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first nine months of fiscal 2013 and 2012, the Company paid cash dividends of $32.4 million and $30.7 million, respectively, to all common shareholders. On April 30, 2013, the Company announced the payment of a $0.30 per share cash dividend. The dividend of approximately $11.0 million will be payable May 24, 2013 to all common shareholders of record on May 10, 2013.

Cash of $824,000 and $667,000 was received during the nine months ended March, 2013 and 2012, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $69,000 and $51,000 for the nine months ended March 31, 2013 and 2012, respectively.

During the first nine months of fiscal 2013 and 2012, the Company repurchased 8,324 and 13,140 shares of common stock for its employee stock bonus plans at a cost of $573,000 and $907,000, respectively.

During the first nine months of fiscal 2012, the Company repurchased and retired 309,010 shares of common stock at a market value of $21.3 million. The Company did not repurchase any shares during the first nine months of fiscal 2013.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended March 31, 2013.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, the expected effective income tax rate, the amount of capital expenditures for the remainder of the fiscal year, the timeframe for completing facility improvements in the U.S. and the U.K., the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company’s needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses and increasing selling, general and administrative expenses. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2012 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2013, the Company had a portfolio of fixed income debt securities, excluding those classified as cash and cash equivalents, of $210 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

At March 31, 2013, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $87.5 million. At March 31, 2013, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $8.7 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the nine months ended March 31, 2013, approximately 30% of consolidated net sales were made in foreign currencies, including 14% in euros, 7% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Euro	$1.32	$1.33	$1.29	$1.36
British pound sterling	1.54	1.59	1.58	1.59
Chinese yuan	.161	.159	.160	.157

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At March 31, 2013, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£978	$1,487
Other European currencies		£1,162	$1,766
Intercompany payable in:
Euros		£664	$1,010
U.S. dollars		£2,492	$3,788
U.S. dollars	yuan	4,440	$708

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2013 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2013 earnings into U.S. dollars (annualized)	$2,469
Decrease in translation of net assets of foreign subsidiaries	16,202
Additional transaction losses	450

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 10, 2013, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/13-1/31/13	0	$0	0	$127.0 million
2/1/13-2/28/13	0	$0	0	$127.0 million
3/1/13-3/31/13	0	$0	0	$127.0 million

Total	0	$0	0	$127.0 million

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

TECHNE CORPORATION
(Company)

Date: May 10, 2013	/s/ Charles R. Kummeth
Charles R. Kummeth
Chief Executive Officer

Date: May 10, 2013	/s/ Gregory J. Melsen
Gregory J. Melsen
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description

10.1	Form of Restricted Stock Agreement for the 2010 Equity Incentive Plan.*

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement