Form 10-K
period 2013-06-30
TECHNE CORP /MN/
filed 2013-08-29
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on December 31, 2012 as reported on The Nasdaq Stock Market ($68.34 per share) was approximately $2.2 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $0.01 par value Common Stock outstanding at August 23, 2013: 36,844,944

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

ITEM 1. BUSINESS

OVERVIEW

Techne Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and clinical diagnostic controls. These activities are conducted domestically through its wholly-owned subsidiaries, R&D Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem), and BiosPacific, Inc. (BiosPacific). The Company’s European biotechnology operations are conducted through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes its biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong Ltd., in Hong Kong.

The Company has two reportable segments based on the nature of its products (biotechnology and clinical controls). R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s clinical controls reporting segment (formerly hematology), which consists of R&D Systems’ Clinical Controls Division, develops and manufactures controls and calibrators for sale world-wide.

On July 22, 2013, the Company acquired Bionostics Holdings Limited (Bionostics) and its U.S. operating subsidiary, Bionostics, Inc. Bionostics is a global leader in the development, manufacture and distribution of clinical control solutions that verify the proper operation of in-vitro diagnostic devices primarily utilized in point of care blood glucose and blood gas testing. All of the shares of Bionostics were acquired for approximately $104 million in cash, subject to adjustment following closing based on the final level of working capital of Bionostics. Bionostics will become part of the Company’s clinical controls segment.

THE MARKET

The Company manufactures and sells products for the biotechnology research market and the clinical diagnostics market. In fiscal 2013, 2012 and 2011, net sales from the Company’s biotechnology segment were 93% of consolidated net sales in each year. The Company’s clinical controls segment net sales were 7% of consolidated net sales for each of fiscal 2013, 2012 and 2011. Financial information relating to the Company’s segments is incorporated herein by reference to Note L to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Biotechnology Segment

The Company, through its biotechnology segment, is one of the world’s leading suppliers of specialized proteins, such as cytokines and related reagents, to the biotechnology research community. These valuable proteins are produced in minute amounts by different types of cells and can be isolated from these cells or synthesized through recombinant DNA technology. Currently, nearly all of the Company’s proteins are produced by recombinant DNA technology.

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

The Company markets a variety of immunoassays on different testing platforms, including a microtiter plated based kit sold under the trade name Quantikine®, immunoassays based on encoded beads technology and immunoassays based on spotted surfaces. All of these immunoassay products are used by researchers to quantify the level of a specific protein in biological fluids, such as serum, plasma, or urine. Protein quantification is an integral component of basic research and as a valuable indicator of the effects of new therapeutic compounds in the pharmaceutical drug discovery and development process.

With the acquisition of Tocris in April 2011, the Company added chemically-based products to its biotechnology segment. Tocris products are small compounds, sold in highly purified forms typically with agonistic or antagonistic properties in a variety of biological processes. The addition of Tocris products to the Company’s product lines allows customers to have access to the broadest range of compounds and biological reagents to meet their life science research needs. The Company’s combined chemical and biological reagents portfolio provide new tools which customers can use in solving the complexity of important biological pathways and glean knowledge which may lead to a fuller understanding of biological processes and ultimately to the development of novel strategies to address different pathologies.

The Company currently manufactures and sells approximately 24,000 biotechnology products.

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

Small Molecule Chemically-based Products. These products include small natural or synthetic chemical compounds used by investigators as agonists, antagonists and/or inhibitors of various biological functions. Used in concert with other Company products, they provide additional tools to elucidate key pathways of cellular functions and can provide insight into the drug discovery process.

The Company sells its biotechnology products directly to customers in North America, most of Western Europe and to certain customers in China. Third party distributors are used in the remainder of China and Europe and in the rest of the world.

Clinical Controls Segment (formerly the Hematology Segment)

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

Original Equipment Manufacturer (OEM) agreements represent the largest market for clinical controls made by the Company. In fiscal 2013, 2012 and 2011, OEM agreements accounted for $10.8 million, $9.7 million and $8.7 million, respectively, or 3% of total consolidated net sales in each fiscal year. The Company sells its clinical control products directly to customers in the United States and through distributors in the rest of the world.

PRODUCTS UNDER DEVELOPMENT

The Company is engaged in ongoing research and development in all of its major product lines: controls and calibrators and cytokines, antibodies, assays, small bioactive molecules and related biotechnology products. The Company believes that its future success depends, to a large extent, on its ability to keep pace with changing technologies and markets. At the same time, the Company continues to examine its production processes to ensure high quality and maximum efficiency.

In fiscal 2013, the Company introduced 2,100 new biotechnology products. The Company is planning to release new proteins, antibodies, immunoassay products and chemically-based research reagents in the coming year. All of these products will be for research use only and therefore do not require FDA clearance. The Company also developed several new clinical diagnostic products in fiscal 2013 and is continuously working to expand these product lines along with ongoing product improvements and enhancements. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

	Year Ended June 30,
	2013	2012	2011
Research expense (in thousands):
Biotechnology	$28,441	$27,112	$25,176
Clinical Controls	816	800	809

	$29,257	$27,912	$25,985

Percent of net sales	9.4%	8.9%	9.0%

INVESTMENTS

The Company has an approximately 15.0% equity investment in ChemoCentryx, Inc. (CCXI). CCXI is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. At June 30, 2011, the Company had a $14.3 million investment in the preferred stock of CCXI and accounted for the investment on a cost basis. The investment was included in “Investments in unconsolidated entities” at June 30, 2011. In September 2011, the Company entered into a $10.0 million loan agreement with CCXI. The loan agreement contained a number of conversion features contingent upon CCXI obtaining future debt or equity financing. The agreement also included a $5.0 million commitment by the Company to participate in a private placement in the event of a successful public offering of CCXI shares. On February 8, 2012, CCXI completed its initial public offering (IPO) at $10 per share. Upon the close of the IPO, the Company’s investment in CCXI’s preferred shares and the loan, plus accrued interest, converted into CCXI common stock. The Company invested an additional $5.0 million in the private placement, as discussed above, and received ten year warrants to purchase 150,000 shares of CCXI common stock at $20 per share. The Company’s investment in CCXI is included in “Short-term available-for-sale investments” at June 30, 2013 and 2012 at fair values of $89.6 million and $94.7 million, respectively.

The Company has a 6.5% ownership percentage in H2Equity, LLC (formerly Hemerus Medical, LLC). The Company accounts for its investment in H2Equity under the equity method of accounting as H2Equity is a limited liability company. During fiscal 2012, H2Equity entered into an agreement to sell substantially all of its assets. The sale closed in April 2013. The Company received a $1.1 million distribution at closing and recorded a gain of $708,000. The Company’s net investment in H2Equity was $26,000 and $551,000 at June 30, 2013 and 2012, respectively.

The Company has a 16.8% ownership interest in Nephromics LLC (Nephromics). The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. During fiscal 2012, Nephromics signed an agreement to sell substantially all of its assets. The sale price included a payment at closing, future payment contingent upon the issuance of certain patents, and royalties on future sublicense income. As a result of the agreement, the Company determined that a portion of its investment in Nephromics was other-than-temporarily impaired and wrote off $2.4 million of this investment in fiscal 2012. The Company’s net investment in Nephromics was $505,000 at both June 30, 2013 and 2012.

The Company held an ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company located in Japan through October 2012. During fiscal 2012, the Company determined that the Company’s investment in ACTGen was other-than-temporarily impaired and wrote off its remaining investment of $854,000.

GOVERNMENT REGULATION

All manufacturers of clinical diagnostic controls are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of the Company’s clinical control products are classified as “in vitro diagnostic products” by the FDA. The entire control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of the Company’s clinical control operations and facilities. Clinical control manufacturing must comply with Quality System Regulations (QSR) as set forth in the FDA’s regulations governing medical devices.

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

Some of the Company’s research groups use small amounts of radioactive materials in the form of radioisotopes in their product development activities. Thus, the Company is subject to regulation and inspection by the Minnesota Department of Health and has been granted a license through August 2014. The license is renewable annually. The Company has had no difficulties in renewing this license in prior years and has no reason to believe it will not be renewed in the future. If, however, the license was not renewed, it would have minimal effect on the Company’s business since there are other technologies the research groups could use to replace the use of radioisotopes.

Beginning January 1, 2013, the Company was subject to the medical device excise tax which was included as part of the Affordable Care Act. The tax applies to the sale of medical devices by a manufacturer, producer or importer of the device and is 2.3% of the sale price. The tax applies to the Company’s in vitro diagnostic products, including its clinical control products and biotechnology clinical diagnostic immunoassay kits. The Company’s medical device excise tax for fiscal 2013 was $91,000.

AVAILABILITY OF RAW MATERIALS

The primary raw material for the Company’s clinical controls is whole blood. Human blood is purchased from commercial blood banks, while porcine and bovine blood is purchased from nearby meat processing plants. After raw blood is received, it is separated into its components, processed and stabilized. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens, the higher cost of these materials has not had a material adverse effect on the Company’s business. The Company does not perform its own pathogen testing as the supplier tests all human blood purchased.

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

PATENTS AND TRADEMARKS

The Company owns patent protection for certain clinical controls which extend for various periods depending on the date of the patent application or patent grant. The Company is not substantially dependent on products for which it has obtained patent protection. Sales of such products are not material to the Company’s financial results.

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

The Company has a number of licensing agreements with patent holders under which it has the non-exclusive right to use patented technology or the non-exclusive right to manufacture and sell certain patented proteins and related products to the research market. For fiscal 2013, 2012 and 2011, total royalties expensed under these licenses were approximately $3.3 million, $3.2 million and $3.4 million, respectively.

The Company has obtained federal trademark registration for certain of its clinical controls and biotechnology product groups which extend for various periods depending upon the date of the trademark grant. The Company believes it has common law trademark rights to certain marks in addition to those which it has registered.

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

SIGNIFICANT CUSTOMERS

No single customer in either reportable segment accounted for more than 10% of the Company’s consolidated net sales during fiscal 2013, 2012 or 2011.

BACKLOG

There was no significant backlog of orders for the Company’s products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2012. The majority of the Company’s biotechnology products are shipped within one day of receipt of the customers’ orders. The majority of the Company’s clinical control products are shipped based on a preset, recurring schedule.

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

Competition is intense in the clinical control business. The first control products were developed in response to the rapid advances in electronic instrumentation used in hospital and clinical laboratories for blood cell counting. Historically, most of the instrument manufacturing companies made controls for use in their own instruments. With rapid expansion of the instrument market, however, a need for more versatile controls enabled non-instrument manufacturers to gain a foothold. Today the market is composed of manufacturers of laboratory reagents, chemicals and coagulation products and independent control manufacturers in addition to instrument manufacturers. The principal clinical diagnostic control competitors for the Company’s retail products are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Streck, Inc., Siemens Healthcare Diagnostics Inc. and Sysmex Corporation. The Company believes it is the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck, Inc.

EMPLOYEES

Through its subsidiaries, the Company employed 789 full-time and 65 part-time employees as of June 30, 2013, as follows:

	Full-time	Part-time
U.S.	665	35
Europe	105	29
Asia	19	1

	789	65

ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom, Germany, China and Hong Kong had no material effect on the Company in fiscal 2013.

GEOGRAPHIC AREA FINANICAL INFORMATION

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2013	2012	2011
External sales
United States	$164,308	$172,310	$159,857
Europe	88,297	90,142	83,676
China	14,106	11,378	8,299
Other Asia	28,608	25,988	24,715
Rest of world	15,256	14,742	13,415

Total external sales	$310,575	$314,560	$289,962

	As of June 30,
	2013	2012	2011
Long-lived assets
United States	$103,541	$87,968	$88,802
Europe	7,129	7,528	7,819
China	117	141	96

Total long-lived assets	$110,787	$95,637	$96,717

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Currently, the names, ages and positions of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since
Charles Kummeth	52	President, Chief Executive Officer and Director	2013
Gregory J. Melsen	61	Vice President of Finance, Treasurer and Chief Financial Officer	2004
Marcel Veronneau	59	Senior Vice President, Clinical Controls	1995
Kevin Reagan	61	Senior Vice President, Biotech	2013
J. Fernando Bazan	53	Chief Technical Officer	2013

The term of office of each executive officer is annual or until a successor is elected. There are no arrangements or understandings among any of the executive officers and any other person (not an officer or director acting as such) pursuant to which any of the executive officers was selected as an officer of the Company.

Charles Kummeth has been President and Chief Executive Officer of the Company since April 1, 2013. Prior to joining the Company, he served as President of Mass Spectrometry and Chromatography at Thermo Fisher Scientific Inc. from September 2011. He was President of that company’s Laboratory Consumables Division from 2009 to September 2011. Prior to joining Thermo Fisher, Mr. Kummeth served in various roles at 3M Corporation, most recently as the Vice President of the company’s Medical Division from 2006 to 2008.

Gregory J. Melsen joined the Company in December 2004 as Vice President of Finance and Chief Financial Officer. In October 2010, he also assumed the role of Treasurer. Prior to 2004, he held various vice president and chief financial officer positions at several publicly traded companies and was employed by a public accounting firm for 19 years, including nine years as an audit partner.

Marcel Veronneau was appointed as Vice President, Clinical Controls (formerly Hematology) for the Company in March 1995. Prior thereto, he served as Director of Operations for R&D Systems’ Clinical Controls Division since joining the Company in 1993.

Dr. Kevin Reagan was appointed Senior Vice President, Biotech on August 1, 2013. Dr. Reagan joined the Company in January 2012 as R&D Systems’ Vice President of Immunology. Prior to joining the Company, Dr. Reagan served as Managing Director of Calbiotech Veterinary Diagnostics from 2010 through 2011 and Senior Vice President of Calbiotech, Inc from 2009 through 2011. From 2005 through 2009, he served as Vice President, R&D, Immunological Systems at Invitrogen, Corp,, a division of Life Technologies Corporation.

Dr. J. Fernando Bazan was appointed Chief Technical Officer when he joined the Company on August 1, 2013. Dr. Bazan is an adjunct profession at the University of Minnesota School of Medicine and served as Chief Scientific Officer at Neuroscience, Inc., a neuroimmunology startup from 2010 to 2012. From 2003 through 2010, Dr. Bazan served as Senior Scientist at Genentech, Inc. (Roche).

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

The biotechnology and clinical control industries are very competitive.

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

The Company manufactures the majority of the products it sells at its Minneapolis, Minnesota facility. Quality control, packaging and distribution operations support all of the Company’s sales. Since the Company creates value for its customers through the development of high-quality products, any significant decline in quality or disruption of operations for any reason could adversely affect sales and customer relationships, and therefore adversely affect the business. While the Company has taken certain steps to manage these operational risks, and while insurance coverage may reimburse, in whole or in part, for losses related to such disruptions, the Company’s ability to provide products in the longer term could adversely affect future sales growth and earnings.

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

Approximately 31% of the Company’s sales are made through its foreign subsidiaries, which transact their sales in foreign currencies. The Company’s revenues and earnings are, therefore, affected by fluctuations in currency exchange rates. Any adverse movement in foreign currency exchange rates could negatively affect the Company’s revenues and earnings.

The Company conducts and plans to grow its business in developing markets.

The Company’s efforts to grow its businesses depends, to a degree, on its success in developing market share in additional geographic markets including, but not limited to, China. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than the Company’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements.

The Company faces risk resulting from the economic instability in the Eurozone countries.

Sales in Europe made up approximately 28% of the Company’s net sales in fiscal 2013. As a result of several Eurozone countries facing fiscal crises and uncertainty about the continued viability of the Euro as a single currency, the Company’s European sales may be adversely affected by reduced spending on health care and research by Eurozone governments and general economic instability in the region. Such reduced sales would adversely affect the Company’s revenues, financial condition and results of operations.

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

The Company’s operations are subject to regulation by various U.S. federal, state and international agencies. Laws and regulations enacted and enforced by these agencies impact all aspects of the Company’s operations including design, development, manufacturing, labeling, selling and the importing and exporting of products across international borders. Any changes to laws and regulations governing such activities could have an effect on the Company’s operations. If the Company fails to comply with any of these regulations, it may become subject to fines, penalties or actions that could impact development, manufacturing and distribution and/or increase costs or reduce sales. The approval process applicable to clinical control products of the type that may be developed by the Company may take a year or more. Delays in obtaining approvals could adversely affect the marketing of new products developed by the Company, and negatively affect the Company’s revenues.

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

The Company has investments in marketable securities that are classified and accounted for as available-for-sale. These securities may include U.S. government and agency securities, state and municipal securities, foreign government securities, U.S. and foreign corporate debt and equity securities and certificates of deposit. These investments may experience reduced liquidity due to changes in market conditions and investor demand. Although the Company has not recognized any significant losses to date on its available-for-sale securities, any significant future declines in their market values could materially adversely affect the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of the Company’s available-for-sale investments could decline and result in a material impairment, which could materially adversely affect the Company’s financial condition and operating results.

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

The Company has an approximate 15.0% equity investment in ChemoCentryx, Inc. (CCXI) that is valued at $89.6 million on the Company’s June 30, 2013 Balance Sheet. CCXI is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory diseases and cancers. The development of new drugs is a highly risky undertaking. CCXI is dependent on a limited number of products, must achieve favorable clinical trial results, obtain regulatory and marketing approval for these products and is reliant on a strategic alliance with GlaxoSmithKline. CCXI has also incurred significant losses and has yet to achieve profitability.

The ownership of CCXI shares is very concentrated, the share price is highly volatile and there is limited trading of the shares. These factors make it possible that the Company could experience future dilution or a substantial decline in the $60.2 million unrealized gain it has on its CCXI investment and/or its $29.5 million investment in CCXI. At August 26, 2013, the market value of the Company’s investment in CCXI was $51.2 million and its unrealized gain declined to $21.8 million.

We have identified a material weakness in our internal controls that, if not properly corrected, could adversely affect our operations and result in material misstatements in our financial statements.

As described in “Item 9A. Controls and Procedures”, we have identified a material weakness in our system of internal control over financial reporting as of June 30, 2013. A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified a material weakness in the design, implementation and operating effectiveness of general IT controls (GITCs) intended to ensure that access to financial applications and data was adequately restricted to appropriate personnel, and that program changes to particular financial applications are documented, tested, and moved into the production environment only by individuals separate from the development function. As a result, certain classes of transactions subject to controls that rely upon information generated by the Company’s IT systems that are subject to the operation of the GITCs, including the completeness, existence, and accuracy of revenue and accounts receivable, allow for a reasonable possibility that a misstatement is not adequately prevented or detected through the operation of management’s system of internal control over financial reporting.

In response to the material weakness we have developed a plan to enhance our internal testing approach, including related procedures, documentation, and possible expansion of human resources, for select controls to ensure that we have adequately addressed the completeness and accuracy of system-generated information used to support the operation of the controls and to improve segregation of duties.

Although there can be no assurances, we believe these enhancements and improvements, when repeated in future periods, will remediate the material weakness described above. However, if we are not able to remedy the material weakness in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information. Either of these events could subject us to regulatory enforcement and other actions, and could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2. PROPERTIES

The Company owns the facilities that its headquarters and R&D Systems subsidiary occupy in Minneapolis, Minnesota. The Minneapolis facilities are utilized by both the Company’s clinical controls and biotechnology segments.

The Minneapolis complex includes approximately 800,000 square feet of space in several adjoining buildings. R&D Systems uses approximately 600,000 square feet of the complex for administrative, research, manufacturing, shipping and warehousing activities. The Company is currently leasing or plans to lease the remaining space in the complex as retail and office space.

The Company owns approximately 649 acres of farmland, including buildings, in southeast Minnesota. A portion of the land and buildings are being leased to third parties as cropland and for a dairy operation. The remaining property is used by the Company to house goats and sheep for polyclonal antibody production for its biotechnology segment.

Rental income from the above properties was $830,000, $693,000 and $549,000 in fiscal 2013, 2012 and 2011, respectively.

The Company owns the 17,000 square foot facility that its R&D Europe subsidiary occupies in Abingdon, England. This facility is utilized by the Company’s biotechnology segment.

The Company leases the following facilities, all of which are utilized by the Company’s biotechnology segment:

Subsidiary	Location	Type	Square Feet
R&D GmbH	Wiesbaden-Nordenstadt, Germany	Office space	4,200
BiosPacific	Emeryville, California	Office space	3,000
R&D China	Shanghai, China	Office/warehouse	5,600
R&D Hong Kong	Hong Kong	Office space	1,200
Boston Biochem	Cambridge, Massachusetts	Office/lab	7,400
Tocris	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	11,000

The Company is currently analyzing options related to upgrading the Tocris facility. The Company is also pursuing a lease for warehouse space near Heathrow airport in London to simplify logistics for the European marketplace.

The Company believes the owned and leased properties, other than the Tocris facility, are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

As of August 23, 2013, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

	Fiscal 2013 Price		Fiscal 2012 Price
	High	Low	High	Low
1st Quarter	$76.02	$66.26	$86.43	$66.34
2nd Quarter	74.17	65.37	73.55	62.04
3rd Quarter	72.20	65.67	72.20	65.25
4th Quarter	70.00	62.55	74.79	63.08

As of August 23, 2013, there were over 29,000 beneficial shareholders of the Company’s common stock and over 150 shareholders of record. The Company paid quarterly cash dividends totaling $43.5 million, $41.0 million and $39.7 million in fiscal 2013, 2012 and 2011, respectively. Its Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay cash dividends in the future.

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2008 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following table sets forth the repurchases of Company common stock for the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/13 - 4/30/13	24,000	64.29	24,000	$125.5 million
5/1/13 - 5/31/13	4,300	64.85	4,300	$125.2 million
6/1/13 - 6/30/13	0	0	0	$125.2 million

In April 2009, the Company authorized a plan for the repurchase and retirement of $60 million of its common stock. The plan does not have an expiration date. In October 2012, the Company increased the amount authorized under the plan by $100 million.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)

Income and Share Data:	2013	2012	2011 (1)	2010	2009
Net sales	$310,575	$314,560	$289,962	$269,047	$263,956
Gross margin(2)	74.4%	75.0%	77.6%	79.6%	78.8%
Selling, general and administrative expenses(2)	14.0%	13.3%	12.4%	12.2%	12.8%
Research and development expenses(2)	9.4%	8.9%	9.0%	9.3%	8.9%
Operating income(2)	51.0%	52.8%	56.2%	58.1%	57.1%
Earnings before income taxes(2)	51.7%	51.6%	56.9%	58.1%	58.9%
Net earnings(2)	36.2%	35.7%	38.7%	40.8%	39.9%
Net earnings	$112,561	$112,331	$112,302	$109,776	$105,242
Diluted earnings per share	$3.05	$3.04	$3.02	$2.94	$2.78
Average common and common equivalent shares—diluted (in thousands)	36,900	37,006	37,172	37,347	37,900
Closing price per share:
High	$76.02	$85.13	$83.37	$69.65	$81.90
Low	$63.42	$62.37	$56.14	$57.10	$45.64

Balance Sheet Data as of June 30:	2013	2012	2011	2010	2009
Cash, cash equivalents and short-term available-for-sale investments	$332,937	$268,986	$140,813	$138,811	$202,887
Receivables	40,175	37,741	37,860	34,137	31,153
Inventories	34,877	38,277	44,906	13,737	11,269
Working capital	377,432	310,757	212,229	184,016	239,944
Total assets	778,098	719,324	617,670	518,816	472,005

Cash Flow Data:	2013	2012	2011	2010	2009
Net cash provided by operating activities	$123,562	$126,746	$127,194	$111,260	$111,321
Capital expenditures	22,454	6,017	3,630	4,644	6,556
Cash dividends paid per common share(3)	1.18	1.11	1.07	1.03	0.75

Financial Ratios:	2013	2012	2011	2010	2009
Return on average equity	15.9%	17.8%	20.6%	22.9%	22.3%
Return on average assets	15.0%	16.8%	19.8%	22.2%	21.5%
Current ratio	12.8	9.7	12.7	11.8	16.5
Price to earnings ratio(4)	23	24	28	20	23

Employee Data as of June 30:	2013	2012	2011	2010	2009
Full-time employees	789	783	763	684	687

(1)	The Company acquired Boston Biochem, Inc. on April 1, 2011 and Tocris Holdings Limited and subsidiaries on April 28, 2011.
(2)	As a percent of net sales.
(3)	The Company’s Board of Directors periodically considers the payment of cash dividends.
(4)	Common share price at end of fiscal year (June 30) divided by the diluted earnings per share for the respective fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, which are based on the Company’s current assumptions and expectations. The principal forward-looking statements in this report include: the Company’s expectations regarding product releases, governmental license renewals, future income tax rates, capital expenditures, the performance of the Company’s investments, future dividend declarations, the construction and lease of certain facilities, the adequacy of owned and leased property for future operations, fluctuations in the Company’s financial results and sufficiency of capital resources to meet the Company’s foreseeable future cash and working capital requirements.

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

USE OF ADJUSTED FINANCIAL MEASURES:

The adjusted financial measures used in this Annual Report on Form 10-K quantify the impact the following events had on reported net sales, gross margin percentages and net earnings for fiscal 2013 as compared to fiscal 2012 and 2011:

•	fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling and Chinese yuan) to U.S. dollars;

•

the acquisitions of Boston Biochem, Inc. on April 1, 2011 and Tocris Holdings Limited on April 28, 2011, including the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written-up to fair value;

•

professional fees and other costs incurred as part of the acquisitions of Boston Biochem, Inc. and Tocris Holdings Limited in fiscal 2011 and the acquisition of Bionostics Holdings Limited in July 2013;

•	impairment losses related to the Company’s investments in unconsolidated entities; and

•	income tax adjustments related to the reversal of valuation allowances on deferred tax assets and the reinstatement of the U.S. credit for research and development expenditures.

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

OVERVIEW

Techne Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and clinical diagnostic controls. These activities are conducted domestically through its wholly-owned subsidiaries, R&D Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem) and BiosPacific, Inc. (BiosPacific). The Company’s European biotechnology operations are conducted through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes its biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong Ltd., in Hong Kong.

The Company has two reportable segments based on the nature of its products (biotechnology and clinical controls). R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s clinical controls reporting segment, which consists of R&D Systems’ Clinical Controls Division, develops and manufactures controls and calibrators for sale world-wide.

OVERALL RESULTS

Consolidated net sales decreased 1.3% and consolidated net earnings were flat for fiscal 2013 as compared to fiscal 2012. Consolidated net earnings for fiscal 2013 included $4.5 million of costs recognized upon the sale of inventory acquired in fiscal 2011 that was written-up to fair value compared to $7.6 million in fiscal 2012. Consolidated net earnings in fiscal 2012 included impairment losses of $3.3 million recorded on two of the Company’s investments in unconsolidated entities and a $3.0 million tax benefit from the reversal of deferred tax valuation allowances.

Consolidated net sales increased 8.5% and consolidated net earnings were flat for fiscal 2012 as compared to fiscal 2011. Consolidated net sales in fiscal 2012 were impacted by the acquisitions of Boston Biochem and Tocris during the fourth quarter of fiscal 2011. Included in fiscal 2012 and fiscal 2011 consolidated net sales were $19.4 million and $4.7 million, respectively, of acquisition-related net sales. Consolidated net earnings for fiscal 2012 included $7.6 million of costs recognized upon the sale of inventory that was written-up to fair value at the time of the acquisitions and $5.1 million amortization of intangible assets compared to $1.8 million and $1.5 million, respectively, in fiscal 2011.

RESULTS OF OPERATIONS

Net Sales

Consolidated organic net sales, excluding the impact of the acquisitions in fiscal 2011 and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan) into U.S. dollars, were as follows (in thousands):

	Year Ended June 30,
	2013	2012
Consolidated net sales	$310,575	$314,560
Organic sales adjustments:
Impact of foreign currency fluctuations	2,637	0

Consolidated organic net sales	$313,212	$314,560

Organic sales growth	(0.4%)

	Year Ended June 30,
	2012	2011
Consolidated net sales	$314,560	$289,962
Organic sales adjustments:
Acquisitions	(19,385)	0
Impact of foreign currency fluctuations	27	0

Consolidated organic net sales	$295,202	$289,962

Organic sales growth	1.8%

Net sales by reportable segment were as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Biotechnology	$288,156	$293,274	$270,287
Clinical Controls	22,419	21,286	19,675

	$310,575	$314,560	$289,962

Biotechnology segment net sales decreased $5.1 million (1.8%) and increased $23.0 million (8.5%), respectively, in fiscal 2013 and fiscal 2012 from each of the prior fiscal years. Biotechnology segment organic net sales decreased $2.5 million (0.8%) in fiscal 2013 primarily as a result of decreased sales volume in the U.S. Biotechnology segment organic net sales increased $3.6 million (1.3%) in fiscal 2012, primarily as a result of increased sales volume. Included in fiscal 2013 and 2012 net sales were $2.8 million and $2.7 million, respectively, of sales of new biotechnology products which had their first sale in each of the fiscal years.

Biotechnology segment organic sales growth from the same prior-year periods was as follows:

	Year Ended June 30,
	2013	2012
U.S. industrial, pharmaceutical and biotechnology	(2.6%)	3.2%
U.S. academic	(5.9%)	(5.1%)
Europe	0.1%	(1.5%)
China	18.9%	21.6%
Pacific rim distributors, excluding China	3.5%	7.0%

Biotechnology segment net sales consisted of the following:

Year Ended June 30,
2013
United States
Industrial, pharmaceutical and biotechnology	29%
Academic	13%
Other	13%

55%
Europe	28%
China	5%
Pacific rim distributors, excluding China	9%
Rest of world	3%

100%

Clinical controls segment net sales increased $1.1 million (5.3%) and $1.6 million (8.2%), respectively, in fiscal 2013 and 2012 from each of the prior fiscal years, primarily as a result of increased sales volume.

Gross Margins

Fluctuations in gross margins, as a percentage of net sales, are typically the result of changes in foreign currency exchange rates and changes in product mix. Such fluctuations are normal and expected to continue in future periods. Gross margins have also been affected by acquisitions completed in prior years.

Consolidated gross margins for fiscal 2013 and 2012 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired during the fourth quarter of fiscal 2011. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Year Ended June 30,
	2013	2012	2011
Consolidated gross margin percentage	74.4%	75.0%	77.6%
Identified adjustments:
Costs recognized upon sale of acquired inventory	1.4%	2.4%	0.6%
Amortization of intangibles	1.0%	1.0%	0.3%

Adjusted gross margin percentage	76.8%	78.4%	78.5%

Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2013	2012	2011
Biotechnology	76.4%	76.9%	79.8%
Clinical Controls	49.0%	48.6%	47.0%
Consolidated	74.4%	75.0%	77.6%

The Biotechnology segment gross margin percentages for fiscal 2013 and 2012 were negatively impacted by purchase accounting and intangible asset amortization as discussed above. The clinical controls segment gross margin percentages changed from the comparable prior-year periods as a result of changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.7 million (4.1%) and $5.8 million (16.1%) in fiscal 2013 and 2012, respectively. The increase in fiscal 2013 was the results of $607,000 of professional fees related to the acquisition of Bionostics Holdings Limited, which was completed in early fiscal 2014 and $500,000 of professional fees related to the design and engineering for a new facility in the U.K. A decision was made in late fiscal 2013 to pursue other options related to the facilities in the U.K. These increases in fiscal 2013 were offset by a decrease of $1.1 million in profit sharing and bonuses as compared to fiscal 2012. The remaining increase in fiscal 2013 was the result of increased executive compensation and marketing wages and consulting related to upgrading the Company’s website. The increase in fiscal 2012 resulted primarily from $3.3 million of additional expenses of the companies acquired in late fiscal 2011 and an increase in customer relationships and trade name amortization of $1.5 million as a result of the acquisitions. The remainder of the change in selling, general and administrative expenses for fiscal 2012 was mainly the result of annual wage, salary and benefit increases.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2013	2012	2011
Biotechnology	$37,421	$36,453	$30,058
Clinical Controls	1,561	1,697	1,451
Unallocated corporate expenses	4,402	3,533	4,388

	$43,384	$41,683	$35,897

Research and Development Expenses

Research and development expenses increased $1.3 million (4.8%) and $1.9 million (7.4%) in fiscal 2013 and 2012, respectively, as compared to prior-year periods. The increases were primarily the result of the development of new proteins, antibodies and assay kits by R&D Systems’ Biotechnology Division and product development by Boston Biochem and Tocris. The Company introduced approximately 2,100 and 1,800 new biotechnology products in fiscal 2013 and 2012, respectively. Research and development expenses are composed of the following (in thousands):

	Year Ended June 30,
	2013	2012	2011
Biotechnology	$28,441	$27,112	$25,176
Clinical Controls	816	800	809

	$29,257	$27,912	$25,985

Interest Income

Interest income for fiscal 2013, 2012 and 2011 was $2.6 million, $2.6 million and $3.8 million, respectively. Interest income in fiscal 2013 remained flat from fiscal 2012 as a result of increased cash balances offset by lower interest rates. The decrease in fiscal 2012 from the prior fiscal year was primarily the result of lower cash and available-for-sale debt securities as a result of the acquisitions in late fiscal 2011.

Impairment Loss on Investments in Unconsolidated Entities

The Company has a 16.8% ownership interest in Nephromics LLC (Nephromics). The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. During fiscal 2012, Nephromics signed an agreement to sell substantially all of its assets. The sale price included a payment at closing, future payment contingent upon the issuance of certain patents, and royalties on future sublicense income. As a result of the agreement, the Company determined that a portion of its investment in Nephromics was other-than-temporarily impaired and wrote off $2.4 million of this investment in fiscal 2012. The Company’s net investment in Nephromics was $505,000 at both June 30, 2013 and 2012, respectively.

The Company held an ownership interest in ACTGen, Inc. (ACTGen), a development stage biotechnology company located in Japan through October 2012. During fiscal 2012, the Company determined that the Company’s investment in ACTGen was other-than-temporarily impaired and wrote off its remaining investment of $854,000.

Other Non-operating Expense, Net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company’s share of gains and losses from equity method investees as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Foreign currency gains (losses)	$339	$(1,362)	$844
Rental income	830	693	549
Real estate taxes, depreciation and utilities	(2,192)	(2,127)	(2,293)
Net gain (loss) from equity method investees	570	(603)	(926)

	$(453)	$(3,399)	$(1,826)

The Company has a 6.5% ownership percentage in H2Equity (formerly Hemerus Medical, LLC). The Company accounts for its investment in H2Equity under the equity method of accounting as H2Equity is a limited liability company. During fiscal 2012, H2Equity entered into an agreement to sell substantially all of its assets. The sale closed in April 2013. The Company received a $1.1 million distribution at closing and recorded a gain of $708,000 which is included in “Net gain (loss) from equity investments” above.

Income Taxes

Income taxes for fiscal 2013, 2012 and 2011 were provided at rates of 29.9%, 30.7% and 31.9%, respectively, of consolidated earnings before income taxes. In January 2013, the U.S. federal credit for research and development was reinstated for the period of January 2012 through December 2013. As a result, a credit of $431,000 for January 2012 to June 2012 was included in fiscal 2013 income taxes.

Included in income taxes in fiscal 2012 was a $3.0 million benefit due to the reversal of a deferred tax valuation allowance on the excess tax basis in the Company’s investments in unconsolidated entities. The Company determined such valuation allowance was no longer necessary and included the benefit in fiscal 2012 income taxes. Excluding this benefit, the effective tax rate for fiscal 2012 would have been 32.6%. In addition, the fiscal 2012 consolidated tax rate was negatively impacted by the expiration of the U.S. research and development credit on December 31, 2011.

The fiscal 2011 consolidated tax rate was positively impacted by the renewal of the U.S. research and development credit for the January to December 2011 period. Fiscal 2011 included $431,000 of credit for research and development for the January to June 2010 period.

U.S. federal taxes have been reduced by the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 and the U.S. federal credit for research and development. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which R&D Europe, Tocris and R&D China operate. The Company expects income tax rates for fiscal 2014 to range from 30% to 32%.

Net Earnings

Adjusted consolidated net earnings are as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Net earnings	$112,561	$112,331	$112,302
Identified adjustments:
Costs recognized upon sale of acquired inventory	4,501	7,573	1,835
Amortization of intangibles	5,061	5,094	1,465
Professional and other acquisition related costs	607	0	1,735
Impairment loss on investments	0	3,254	0
Tax impact of above adjustments	(2,596)	(4,668)	(1,119)
Tax impact of research and development credit	(1,392)	(465)	(1,329)
Tax impact of foreign source income	(710)	1,058	1,130
Tax benefit from reversal of valuation allowance	0	(3,016)	0

Adjusted net earnings	$118,032	$121,161	$116,019

Adjusted net earnings growth	(2.6%)	4.4%	9.5%

QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in thousands, except per share data)

	Fiscal 2013				Fiscal 2012
	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.	First Qtr.	Second Qtr.	Third Qtr.		Fourth Qtr.
Net sales	$75,025	$75,083	$80,992	$79,475	$77,596	$74,662	$83,621		$78,681
Gross margin	55,583	55,263	61,147	59,117	58,387	55,170	63,383		58,864
Earnings before taxes	37,986	37,446	44,466	40,764	40,500	37,873	43,205	(1)	40,617
Income taxes	12,318	12,082	11,348	12,353	12,979	12,060	11,449	(2)	13,376
Net earnings	25,668	25,364	33,118	28,411	27,521	25,813	31,756		27,241
Basic earnings per share	0.70	0.69	0.90	0.77	0.74	0.70	0.86		0.74
Diluted earnings per share	0.70	0.69	0.90	0.77	0.74	0.70	0.86		0.74

(1)	Includes $3.3 million impairment loss on investments in unconsolidated entities.
(2)	Includes $3.0 million benefit from reversal of deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2013 were $465 million compared to $413 million at June 30, 2012. Included in available-for-sale investments at June 30, 2013 and 2012 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $89.6 million and $94.7 million, respectively.

At June 30, 2013, approximately 78%, 21%, and 1% of the Company’s cash and equivalent account balances of $164 million are located in the U.S., United Kingdom and China, respectively. At June 30, 2013, approximately 95% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 5% in China. The Company has either paid U.S. taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations. Management of the Company expects to be able to meet its foreseeable future cash and working capital requirements for operations, facility expansion, capital additions and acquisitions at each of its geographical locations through currently available funds, cash generated from operations and maturities of available-for-sale investments.

Cash Flows From Operating Activities

The Company generated cash from operations of $124 million, $127 million and $127 million in fiscal 2013, 2012 and 2011, respectively. The decrease in cash generated from operating activities in fiscal 2013 as compared to fiscal 2012 was mainly the result of decrease in net earnings and changes in working capital.

The slight decrease in cash generated from operating activities in fiscal 2012 as compared to fiscal 2011 was mainly the result of an increase in net earnings after adjustment for non-cash expenses, offset by a decrease in income taxes payable due to the timing of tax deposits.

Cash Flows From Investing Activities

The Company’s net purchases (sales) of available-for-sale investments in fiscal 2013, 2012 and 2011 were $9.1 million, $15.3 million and ($22.2) million, respectively. The Company’s investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions consist of the following (in thousands):

	Year Ended June 30,
	2013	2012	2011
Laboratory, manufacturing, and computer equipment	$2,882	$2,521	$2,605
Construction/renovation	19,572	3,496	1,025

	$22,454	$6,017	$3,630

Construction/renovation for fiscal 2013 included $18.0 million related to the renovation of a building on the Company’s Minneapolis campus which is expected to be completed by mid-fiscal 2014.

Capital additions planned for fiscal 2014 are as follows (in millions):

Laboratory, manufacturing, and computer equipment	$6.7
Renovation in Minneapolis, Minnesota	9.3

$16.0

Capital additions are expected to be financed through currently available cash and cash generated from operations.

In fiscal 2013 the Company received a $1.1 million distribution from H2Equity due to the sale by H2Equity of substantially all of its assets. The Company’s investment in H2Equity was $26,000 and $551,000 at June 30, 2013 and 2012, respectively. In fiscal 2012 the Company received $463,000 in distributions from Nephromics. At both June 30, 2013 and 2012, the Company’s net investment in Nephromics was $505,000.

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

Subsequent to June 30, 2013, the Company acquired 100% ownership of Bionostics Holdings Limited for approximately $104 million cash. The acquisition was financed through cash on hand at June 30, 2013.

Cash Flows From Financing Activities

In fiscal 2013, 2012 and 2011, the Company paid cash dividends of $43.5 million, $41.0 million and $39.7 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $1.1 million, $847,000 and $4.8 million for the exercise of options for 22,000, 17,000 and 114,000 shares of common stock in fiscal 2013, 2012 and 2011, respectively. The Company recognized excess tax benefits from stock option exercises of $75,000, $51,000 and $847,000 in fiscal 2013, 2012 and 2011, respectively.

In fiscal 2013, 2012 and 2011, the Company purchased 8,324, 13,140 and 4,923 shares of common stock, respectively, for its employee stock bonus plans at a cost of $573,000, $907,000 and $294,000, respectively.

In April 2009, the Board of Directors authorized a plan for the repurchase and retirement of $60 million of its common stock. In October 2012, the Board of Directors increased the amount authorized under the plan by $100 million. The plan does not have an expiration date. In fiscal 2013 and 2012, the Company purchased and retired 28,000 and 344,000 shares of common stock, respectively, at market values of $1.8 million and $23.6 million. There were no stock repurchases in fiscal 2011. At June 30, 2013, approximately $125 million remained available for purchase under the above authorizations.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2013 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$3,039	$712	$1,079	$965	$283
Minimum royalty payments	169	169	0	0	0

	$3,208	$881	$1,079	$965	$283

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

Valuation of Available-For-Sale Investments

The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company’s current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. Net unrealized gains on available-for-sale investments at June 30, 2013 were $60.5 million.

Valuation of Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins, antibodies and its chemically-based products. These products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast and its chemically-based products on a five-year forecast. The establishment of a two-year or five-year forecast requires considerable judgment. Inventory quantities in excess of the forecast are not valued due to uncertainty over salability. The value of protein, antibody and chemically-based product inventory not valued at June 30, 2013 was $26.0 million.

The fair value of inventory purchased in fiscal 2011 through the acquisitions of Boston Biochem and Tocris were determined based on quantities acquired, selling prices at the date of acquisition and management’s assumptions regarding inventory having future value and the costs to sell such inventories. At the acquisition dates, the value of acquired inventory was increased $25.7 million for a total acquired inventory value of $33.0 million. In addition, the Company acquired inventory that was not valued as part of the purchase price allocation as it was in excess of forecasted usage. The increase in value of the acquired inventory remaining at June 30, 2013 was $10.3 million.

Valuation of Intangible Assets and Goodwill

When a business is acquired, the purchase price is allocated, as applicable, between tangible assets, identifiable intangible assets and goodwill. Determining the portion of the purchase price allocated to intangible assets requires significant estimates. The fair value of intangible assets acquired in fiscal 2011, including developed technologies, trade names, customer relationships and a non-compete agreement, were based on management’s forecasted cash inflows and outflows using a relief-from-royalty and multi-period excess earnings method with consideration to other factors including an independent valuation of management’s assumptions. Intangible assets are being amortized over their estimated useful lives, ranging from 5 to 15 years. The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets, net of accumulated amortization, were $40.6 million at June 30, 2013.

Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying amount of shared assets to the reporting units. The Company’s annual assessment included a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. A significant change in the Company’s market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2013, as the fair values of the Company’s reporting units exceeded their carrying values. Goodwill at June 30, 2013 was $84.3 million.

Valuation of Investments

The Company has made equity investments in several start-up and early development stage companies, among them Nephromics, H2Equity, and ACTGen, Inc (ACTGen). The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company’s share in the equity of the investee and the Company’s ability to exercise significant influence over the operating and financial policies of the investee. In determining which accounting treatment to apply, the Company must make judgments based upon the quantitative and qualitative aspects of the investment.

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

In fiscal 2012, the Company determined that its investment in Nephromics was partially impaired and wrote off $2.4 million as an impairment loss. The Company’s net investment in Nephromics was $505,000 at June 30, 2013. The Company also determined that its investment in ACTGen was fully impaired and wrote off $854,000 as an impairment loss in fiscal 2012. During fiscal 2012, H2Equity entered into an agreement to sell substantially all of its assets. The sale closed in April 2013. The Company received a $1.1 million distribution at closing and recorded a gain of $708,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

At the end of fiscal 2013, the Company had a portfolio of fixed income debt securities, excluding those classified as cash and cash equivalents, of $212 million (see Note C to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company’s investment policy requires all investment in short-term and long-term securities to have at least debt ratings of A1 or A3 (or the equivalent), respectively. As the Company’s fixed income securities are classified as available-for-sale, unrealized gains or losses are recognized by the Company in “Other comprehensive income (loss)” on the Consolidated Statement of Earnings and Comprehensive Income. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 31% of consolidated net sales are made in foreign currencies, including 15% in euro, 7% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2013	2012	2011
British pound:
High	$1.62	$1.64	$1.67
Low	1.52	1.54	1.53
Average	1.57	1.59	1.59
Euro:
High	$1.36	$1.44	$1.48
Low	1.23	1.24	1.27
Average	1.30	1.34	1.37
Chinese yuan:
High	$.163	$.159	$.155
Low	.157	.155	.148
Average	.160	.158	.151

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At June 30, 2013, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency			U. S. Dollar Equivalent
Accounts receivable in:
Euros	£		1,304	$1,984
Other European currencies	£		1,150	$1,749
Intercompany payable in:
Euros	£		304	$463
U.S. dollars	£		2,777	$4,223
U.S. dollars		yuan	5,906	$956

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2013 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2013 earnings into U.S. dollars	$2,445
Decrease in translation of net assets of foreign subsidiaries	13,778
Additional transaction losses	518

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Techne Corporation and Subsidiaries

(in thousands, except per share data)

	Year Ended June 30,
	2013	2012	2011
Net sales	$310,575	$314,560	$289,962
Cost of sales	79,465	78,756	65,025

Gross margin	231,110	235,804	224,937

Operating expenses:
Selling, general and administrative	43,384	41,683	35,897
Research and development	29,257	27,912	25,985

Total operating expenses	72,641	69,595	61,882

Operating income	158,469	166,209	163,055

Other income (expense):
Interest income	2,646	2,639	3,752
Impairment losses on investments	0	(3,254)	0
Other non-operating expense, net	(453)	(3,399)	(1,826)

Total other income (expense)	2,193	(4,014)	1,926

Earnings before income taxes	160,662	162,195	164,981
Income taxes	48,101	49,864	52,679

Net earnings	112,561	112,331	112,302

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,538)	(3,804)	5,028
Unrealized (losses) gains on available-for-sale investments, net of tax of ($2,129), $23,422 and ($44), respectively	(3,684)	41,870	(85)

Other comprehensive income (loss)	(7,222)	38,066	4,943

Comprehensive income	$105,339	$150,397	$117,245

Earnings per share:
Basic	$3.06	$3.04	$3.03
Diluted	$3.05	$3.04	$3.02
Cash dividends per common share:	$1.18	$1.11	$1.07
Weighted average common shares outstanding:
Basic	36,836	36,939	37,098
Diluted	36,900	37,006	37,172

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$163,786	$116,675
Short-term available-for-sale investments	169,151	152,311
Trade accounts receivable, less allowance for doubtful accounts of $428 and $455, respectively	38,183	35,668
Other receivables	1,992	2,073
Inventories	34,877	38,277
Prepaid expenses	1,527	1,503

Total current assets	409,516	346,507

Available-for-sale investments	132,376	143,966
Property and equipment, net	108,756	93,788
Goodwill	84,336	85,682
Intangible assets, net	40,552	46,476
Investments in unconsolidated entities	531	1,056
Other assets	2,031	1,849

	$778,098	$719,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,236	$6,291
Salaries, wages and related accruals	4,025	4,699
Accrued expenses	9,603	7,275
Income taxes payable	2,276	3,251
Deferred income taxes	9,944	14,234

Total current liabilities	32,084	35,750

Deferred income taxes	8,473	9,132
Commitments and contingencies (Note I)
Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	0	0
Common stock, par value $.01 a share; authorized 100,000,000 shares; issued and outstanding 36,834,678 and 36,826,364 shares, respectively	368	368
Additional paid-in capital	134,895	131,851
Retained earnings	587,725	520,448
Accumulated other comprehensive income	14,553	21,775

Total shareholders’ equity	737,541	674,442

	$778,098	$719,324

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Techne Corporation and Subsidiaries

(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2010	37,033	$370	$122,537	$400,119	$(21,234)	$501,792
Net earnings				112,302		112,302
Other comprehensive income					4,943	4,943
Common stock issued for exercise of options	129	1	5,351			5,352
Surrender and retirement of stock to exercise options	(9)	(0)	(561)			(561)
Cash dividends				(39,691)		(39,691)
Stock-based compensation expense			1,138			1,138
Tax benefit from exercise of stock options			847			847

Balances at June 30, 2011	37,153	371	129,312	472,730	(16,291)	586,122
Net earnings				112,331		112,331
Other comprehensive income					38,066	38,066
Common stock issued for exercise of options	17	0	847			847
Repurchase of common stock	(344)	(3)		(23,595)		(23,598)
Cash dividends				(41,018)		(41,018)
Stock-based compensation expense			1,641			1,641
Tax benefit from exercise of stock options			51			51

Balances at June 30, 2012	36,826	368	131,851	520,448	21,775	674,442
Net earnings				112,561		112,561
Other comprehensive income					(7,222)	(7,222)
Common stock issued for exercise of options	22	0	1,105			1,105
Common stock issued for restricted stock award	15	0				0
Repurchase of common stock	(28)	(0)		(1,821)		(1,821)
Cash dividends				(43,463)		(43,463)
Stock-based compensation expense			1,864			1,864
Tax benefit from exercise of stock options			75			75

Balances at June 30, 2013	36,835	$368	$134,895	$587,725	$14,553	$737,541

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Techne Corporation and Subsidiaries

(in thousands)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$112,561	$112,331	$112,302
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,321	12,467	8,700
Costs recognized on sale of acquired inventory	4,501	7,573	1,835
Deferred income taxes	(2,534)	(7,363)	3,194
Stock-based compensation expense	1,864	1,641	1,138
Excess tax benefit from stock option exercises	(75)	(51)	(847)
Impairment losses on investments	0	3,254	0
Net (gain) loss from equity method investees	(570)	603	926
Other	763	230	225
Change in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(2,334)	(2,096)	(3,624)
Inventories	(2,216)	(1,577)	(1,021)
Prepaid expenses	(33)	(476)	256
Trade accounts payable and accrued expenses	243	1,581	(591)
Salaries, wages and related accruals	(92)	686	1,268
Income taxes payable	(837)	(2,057)	3,433

Net cash provided by operating activities	123,562	126,746	127,194

Cash flows from investing activities:
Purchase of available-for-sale investments	(112,712)	(147,011)	(151,366)
Proceeds from sale of available-for-sale investments	41,507	64,291	134,019
Proceeds from maturities of available-for-sale investments	62,103	67,435	39,501
Additions to property and equipment	(22,454)	(6,017)	(3,630)
Distribution from unconsolidated entity	1,095	463	0
Acquisitions, net of cash acquired	0	0	(131,766)
Increase in other long-term assets	(743)	(829)	(943)

Net cash used in investing activities	(31,204)	(21,668)	(114,185)

Cash flows from financing activities:
Cash dividends	(43,463)	(41,018)	(39,691)
Proceeds from stock option exercises	1,105	847	4,790
Excess tax benefit from stock option exercises	75	51	847
Purchase of common stock for stock bonus plans	(573)	(907)	(294)
Repurchase of common stock	(1,821)	(23,598)	(1,940)

Net cash used in financing activities	(44,677)	(64,625)	(36,288)

Effect of exchange rate changes on cash and cash equivalents	(570)	(1,391)	6,753

Net change in cash and cash equivalents	47,111	39,062	(16,526)
Cash and cash equivalents at beginning of year	116,675	77,613	94,139

Cash and cash equivalents at end of year	$163,786	$116,675	$77,613

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Techne Corporation and Subsidiaries

Years ended June 30, 2013, 2012 and 2011

A. Description of Business and Summary of Significant Accounting Policies:

Description of business: Techne Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and clinical diagnostic controls. These activities are conducted domestically through its wholly-owned subsidiaries, R&D Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem) and BiosPacific, Inc. (BiosPacific). The Company develops, manufactures and distributes biotechnology products in Europe through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. The Company distributes biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong, Ltd., in Hong Kong.

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

Translation of foreign financial statements: Assets and liabilities of the Company’s foreign operations are translated at year-end rates of exchange and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as other comprehensive income (loss) on the consolidated statement of earnings and comprehensive income. The cumulative translation adjustment is a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. Foreign statements of earnings are translated at the average rate of exchange for the year. Foreign currency transaction gains and losses are included in other non-operating expense in the consolidated statements of earnings.

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

Advertising costs: Advertising expenses (including production and communication costs) were $3.2 million, $3.4 million and $2.9 million for fiscal 2013, 2012 and 2011, respectively. The Company expenses advertising expenses as incurred.

Share-based compensation: The cost of employee services received in exchange for the award of equity instruments is based on the fair value of the award at the date of grant. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately in determining option fair value. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Stock option exercises and stock awards are satisfied through the issuance of new shares.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins, antibodies and its chemically-based products. These products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast and its chemically-based products on a five-year forecast. Inventory quantities in excess of the forecast are not valued due to uncertainty over salability. Sales of previously unvalued protein, antibody and chemically-based inventory for fiscal years 2013, 2012 and 2011 were not material. Manufacturing costs charged directly to cost of sales were $14.3 million, $13.3 million and $13.7 million for fiscal 2013, 2012 and 2011, respectively.

Depreciation and amortization: Equipment is depreciated using the straight-line method over an estimated useful life of five years. Buildings, building improvements and leasehold improvements are amortized over estimated useful lives of 5 to 40 years.

Goodwill: At June 30, 2013 and 2012, the Company had recorded goodwill of $84.3 million and $85.7 million, respectively. All of the goodwill recorded is within the Company’s biotechnology segment. The Company tests goodwill at least annually for impairment. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2013.

Intangible assets: Intangible assets are being amortized over their estimated useful lives. As of June 30, 2013, the Company has determined that no impairment of its intangible assets exists.

Investments in unconsolidated entities: The Company has equity investments in several start-up and early development stage companies. The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company’s share in the equity of the investee and the Company’s ability to exercise significant influence over the operating and financial policies of the investee.

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

C. Available-For-Sale Investments:

At June 30, 2013 and 2012, the amortized cost and market value of the Company’s available-for-sale securities by major security type were as follows (in thousands):

	June 30,
	2013		2012
	Cost	Market	Cost	Market
State and municipal debt securities	$179,463	$179,764	$161,761	$162,740
Corporate debt securities	12,804	12,817	22,693	22,802
Foreign corporate debt securities	4,484	4,490	6,080	6,110
Certificates of deposit	14,809	14,809	9,961	9,961
Equity securities	29,472	89,647	29,472	94,664

	$241,032	$301,527	$229,967	$296,277

At June 30, 2013 and 2012, all of the Company’s available-for-sale debt securities were valued using Level 2 inputs, while its equity securities were valued using Level 1 inputs. The Company had previously disclosed that available-for-sale debt securities were valued using Level 1 inputs and has determined that such securities should have been categorized as Level 2 securities. Certificates of deposit are carried at cost and are not subject to the fair value hierarchy. There were no transfers between Level 1 and Level 2 securities during fiscal 2013. Gross unrealized gains and unrealized losses on available-for-sale investments were $60.7 million and $218,000, respectively, at June 30, 2013. Gross unrealized gains and unrealized losses on available-for-sale investments were $66.3 million and $33,000, respectively, at June 30, 2012.

The Company’s investment in equity securities consists of investments in the common stock and warrants of ChemoCentryx, Inc. (CCXI). The warrants are to purchase 150,000 shares of CCXI common stock at $20 per share and expire in February, 2022. The fair value of the warrants as of June 30, 2013 and 2012 were $1.5 million and $1.1 million, respectively, and were valued using Level 2 inputs. At June 30, 2013, the Company holds an approximate 15% interest in CCXI. Subsequent to June 30, 2013 the share price of CCXI has experienced a significant decline in value.

Unrealized gains and losses on the Company’s available-for-sale debt securities are caused by interest rate changes. The Company has the ability and intent to hold its available-for-sale investments that are in an unrealized loss position until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, the Company’s investments in an unrealized loss position that have been determined to be temporarily impaired were as follows (in thousands):

Period of Unrealized Loss:	Fair Value	Unrealized Losses
Less than one year	$54,257	$218
Greater than one year	0	0

	$54,257	$218

Contractual maturities of available-for-sale debt securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

Year Ending June 30, 2013:
Due within one year	$79,504
Due one to five years	132,376

$211,880

Proceeds from maturities or sales of available-for-sale securities were $103.6 million, $131.7 million and $173.5 million during fiscal 2013, 2012 and 2011, respectively. There were no material realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

D. Inventories:

Inventories consist of (in thousands):

	June 30,
	2013	2012
Raw materials	$5,885	$5,678
Finished goods	28,992	32,599

	$34,877	$38,277

At June 30, 2013 and 2012, the Company had $26.0 million and $23.3 million, respectively, of excess protein, antibody and chemically-based inventory on hand which was not valued.

E. Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2013	2012
Cost:
Land	$7,438	$7,473
Buildings and improvements	142,656	123,257
Machinery and equipment	39,706	37,368

	189,800	168,098
Accumulated depreciation and amortization	(81,044)	(74,310)

	$108,756	$93,788

F. Intangible Assets and Goodwill:

Intangible assets and goodwill consist of (in thousands):

		June 30,
	Useful Life	2013	2012
Developed technology	8-12 years	$28,656	$29,410
Trade names	12-15 years	17,659	17,871
Customer relationships	8-14 years	8,613	8,712
Non-compete agreement	5 years	400	400

		55,328	56,393
Accumulated amortization		(14,776)	(9,917)

		$40,552	$46,476

Goodwill		$84,336	$85,682

The change in the carrying amount of goodwill for in fiscal 2013 resulted from currency translation.

Changes to the carrying amount of net intangible assets consists of (in thousands)

	Year Ended June 30,
	2013	2012
Beginning balance	$46,476	$52,282
Amortization expense	(5,061)	(5,094)
Currency translation	(863)	(712)

Ending balance	$40,552	$46,476

Amortization expense related to technologies included in cost of sales was $3.0 million, $3.0 million and $890,000 in fiscal 2013, 2012 and 2011, respectively. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $2.1 million, $2.1 million and $574,000 in fiscal 2013, 2012 and 2011, respectively.

The estimated future amortization expense for intangible assets as of June 30, 2013 is as follows (in thousands):

Year Ending June 30:
2014	$4,289
2015	4,289
2016	4,269
2017	4,209
2018	4,209
Thereafter	19,287

$40,552

G. Investments in Unconsolidated Entities:

The Company has a 16.8% ownership interest in Nephromics, LLC (Nephromics) at June 30, 2013. The Company accounts for its investment in Nephromics under the equity method of accounting as Nephromics is a limited liability company. During fiscal 2012, Nephromics signed an agreement to sell substantially all of its assets. The sale price included a payment at closing, future payment contingent upon the issuance of certain patents, and royalties on future sublicense income. As a result of the agreement, the Company determined that a portion of its investment in Nephromics was other than temporarily impaired and wrote off $2.4 million of this investment. The Company’s net investment in Nephromics was $505,000 at both June 30, 2013 and 2012.

The Company has a 6.5% ownership percentage in H2Equity, LLC (formerly Hemerus Medical, LLC) at June 30, 2013. The Company accounts for its investment in H2Equity under the equity method of accounting as H2Equity is a limited liability company. During fiscal 2012, H2Equity entered into an agreement to sell substantially all of its assets. The sale closed in April 2013. The Company received a $1.1 million distribution at closing and recorded a gain of $708,000. The Company received an additional distribution in July 2013 of $26,000. The Company’s net investment in H2Equity was $26,000 and $551,000 at June 30, 2013 and 2012.

The Company held an ownership percentage in ACTGen, a development stage biotechnology company located in Japan through October, 2012. During fiscal 2012, the Company determined that its investment in ACTGen was other-than-temporarily impaired and wrote off its remaining investment of $854,000.

The Company does not currently provide loans, guarantees or other financial assistance to Nephromics, H2Equity, or ACTGen and has no obligation to provide additional funding.

H. Commitments and Contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. At June 30, 2013, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
2014	$712
2015	562
2016	517
2017	487
2018	478
Thereafter	283

$3,039

Total rent expense was approximately $747,000, $793,000 and $416,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

I. Share-based Compensation and Other Benefit Plans:

Equity incentive plan: The Company’s 2010 Equity Incentive Plan (the 2010 Plan) provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There are 3.0 million shares of common stock authorized for grant under the 2010 Plan. At June 30, 2013, there were 2.5 million shares of common stock available for grant under the 2010 Plan. The maximum term of incentive options granted under the 2010 Plan is ten years. The 2010 Plan replaced the Company’s 1998 Nonqualified Stock Option Plan (the 1998 Plan) and 1997 Incentive Stock Option Plan (the 1997 Plan). The 2010 Plan, the 1998 Plan and the 1997 Plan (collectively, the Plans) are administered by the Board of Directors and its Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards at June 30, 2013 under the 2010 Plan, the 1998 Plan and the 1997 Plan were 453,000, 234,000, and 43,000, respectively.

Stock option activity, under the Plans for the three years ended June 30, 2013, consists of the following (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Avg. Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	440	$56.26
Granted	188	71.71
Exercised	(129)	41.48

Outstanding at June 30, 2011	499	64.15
Granted	95	71.94
Forfeited	(2)	76.15
Exercised	(17)	50.98

Outstanding at June 30, 2012	575	65.78
Granted	175	67.80
Exercised	(22)	51.17

Outstanding at June 30, 2013	728	$66.70	5.5	$2.8 million

Exercisable at June 30:
2011	309	$58.80
2012	403	62.67
2013	497	65.04	5.3	$2.6 million

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2013	2012	2011
Dividend yield	1.8%	1.5%	1.5%
Expected volatility	18%-23%	22%-23%	22%-27%
Risk-free interest rates	0.4%-1.4%	0.9%-2.0%	1.3%-2.3%
Expected lives	5 years	6 years	5 years

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

The weighted average fair value of options granted during fiscal 2013, 2012 and 2011 was $9.72, $14.14 and $14.58, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 were $405,000, $338,000 and $3.1 million, respectively. The total fair value of options vested during fiscal 2013, 2012 and 2011 were $1.5 million, $1.6 million and $1.0 million, respectively.

Fifteen thousand restricted common stock shares were issued in fiscal 2013 at a grant date fair value of $67.46 per share. Five thousand of the restricted shares vest in each of fiscal 2014 to 2016.

Stock-based compensation cost of $1.9 million, $1.6 million and $1.1 million was included in selling, general and administrative expense in fiscal 2013, 2012 and 2011, respectively. As of June 30, 2013, there was $3.0 million of unrecognized compensation cost related to non-vested stock options and restricted stock which will be expensed in fiscal 2014 through 2017. The weighted average period over which the compensation cost is expected to be recognized is 1.1 years.

Profit sharing plans:    The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may make profit sharing contributions at the discretion of the Board of Directors. Operations have been charged for contributions to the plans of $754,000 and $718,000 for the years ended June 30, 2012 and 2011, respectively. No contribution was charged to operations for fiscal 2013. The Company operates defined contribution pension plans for employees of R&D Europe and Tocris. Operations have been charged for contributions to the plans of $603,000, $499,000 and $240,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

Stock bonus plans:    The Company may make contributions to its stock bonus plans in the form of common stock, cash or other property at the discretion of the Board of Directors. The Company purchases its common stock at market value for contribution to the plans. For the years ended June 30, 2012 and 2011 operations have been charged for contributions to the plan of $715,000 and $690,000, respectively. No contribution to the plan was charged to operations in fiscal 2013.

Performance incentive program:    Under certain employment agreements with executive officers, the Company recorded cash bonuses of $334,000, $31,000 and $39,000 and granted options for 132,852, 22,932 and 3,364 shares of common stock for the years ended June 30, 2013, 2012 and 2011, respectively. In addition, 15,000 restricted common stock shares were issued in fiscal 2013.

J. Income Taxes:

The provisions for income taxes consist of the following (in thousands):

	Year Ended June 30,
	2013	2012	2011
Earnings before income taxes consist of:
Domestic	$127,491	$130,009	$131,080
Foreign	33,171	32,186	33,901

	$160,662	$162,195	$164,981

Taxes on income consist of:
Currently payable:
Federal	$37,666	$42,288	$36,600
State	2,012	3,065	2,302
Foreign	10,758	8,891	9,854
Net deferred:
Federal	(595)	(4,318)	3,893
State	(7)	(149)	19
Foreign	(1,733)	87	11

	$48,101	$49,864	$52,679

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

	Year Ended June 30,
	2013	2012	2011
Computed expected federal income tax expense	$56,232	$56,768	$57,743
State income taxes, net of federal benefit	1,300	2,038	1,463
Qualified production activity deduction	(3,774)	(3,917)	(3,889)
Research and development tax credit	(1,392)	(465)	(1,329)
Tax-exempt interest	(568)	(565)	(858)
Foreign tax rate differences	(2,587)	(2,276)	(1,975)
Change in deferred tax valuation allowance	0	(3,016)	60
Other	(1,110)	1,297	1,464

	$48,101	$49,864	$52,679

Temporary differences comprising deferred taxes on the Consolidated Balance Sheets are as follows (in thousands):

	June 30
	2013	2012
Inventory	$9,049	$6,893
Unrealized profit on intercompany sales	1,973	1,686
Excess tax basis in equity investments	4,760	4,776
Deferred compensation	3,161	2,651
Other	885	891

Net deferred tax assets	19,828	16,897
Net unrealized gain on available-for-sale investments	(21,662)	(23,791)
Goodwill and intangible asset amortization	(15,195)	(15,123)
Depreciation	(701)	(847)
Other	(687)	(502)

Deferred tax liabilities	(38,245)	(40,263)

Net deferred tax liabilities	$(18,417)	$(23,366)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. At June 30, 2011, the Company had provided a valuation allowance for potential capital loss carryovers resulting from excess tax basis in certain of its equity investments. During fiscal 2012, the Company determined that the valuation allowance was no longer necessary as a result of the Company’s unrealized gain on its CCXI investment. The Company has the intent and ability to sell a portion of its CCXI investment and realize a long-term capital gain to offset losses on its investments in unconsolidated entities. The Company believes that it is more likely than not that the recorded deferred tax assets will be realized.

During fiscal 2013, the Company’s R&D Europe subsidiary declared and paid a dividend of £20 million ($30.7 million) to the Company. The £20 million R&D Europe earnings had previously been taxed in the U.S. and therefore, no additional U.S. tax resulted from the repatriation. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $144 million as of June 30, 2013. Deferred taxes have not been provided on such undistributed earnings, as the Company has either paid U.S. taxes on the undistributed earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

A summary of changes in unrecognized tax benefits is as follows (in thousands):

	June 30
	2013	2012
Beginning balance	$23	$34
Change due to tax positions related to the current year	11	(4)
Decrease due to lapse of statute of limitations	(4)	(7)

Ending balance	$30	$23

The gross unrecognized tax benefit balance as of June 30, 2013, 2012 and 2011 includes $1,000, $2,000 and $3,000, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Accrued interest and penalties were not material at June 30, 2013 and 2012.

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company has files income tax returns in the U.S federal tax jurisdiction, the states of Minnesota, Massachusetts and California, and several jurisdictions outside the U.S. U.S. tax returns for 2010 and subsequent years remain open to examination by the tax authorities. The Company’s major non-U.S. tax jurisdictions are the United Kingdom, France and Germany, which have tax years open to examination for 2010 and subsequent years, and China, which has calendar year 2013 open to examination.

K. Earnings Per Share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2013	2012	2011
Net earnings used for basic and diluted earnings per share	$112,561	$112,331	$112,302

Weighted average shares used in basic computation	36,836	36,939	37,098
Dilutive stock options	64	67	74

Weighted average shares used in diluted computation	36,900	37,006	37,172

Basic EPS	$3.06	$3.04	$3.03
Diluted EPS	$3.05	$3.04	$3.02

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 329,000, 94,000 and 77,000 at June 30, 2013, 2012 and 2011, respectively.

L. Segment Information:

The Company has two reportable segments based on the nature of its products. R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s clinical controls reporting segment, which consists of R&D Systems’ Clinical Controls Division, develops and manufactures controls and calibrators for sale world-wide. No customer of either segment accounted for more than 10% of the Company’s consolidated net sales for the years ended June 30, 2013, 2012 and 2011. There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

The accounting policies of the segments are the same as those described in Note A. In evaluating segment performance, management focuses on sales and earnings before taxes.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2013	2012	2011
External sales
Biotechnology	$288,156	$293,274	$270,287
Clinical Controls	22,419	21,286	19,675

Consolidated net sales	$310,575	$314,560	$289,962

Earnings before taxes
Biotechnology	$156,910	$162,763	$164,332
Clinical Controls	8,746	8,002	7,222

Segment earnings before taxes	165,656	170,765	171,554
Other	(4,994)	(8,570)	(6,573)

Consolidated earnings before taxes	$160,662	$162,195	$164,981

Goodwill
Biotechnology	$84,336	$85,682	$86,633
Clinical Controls	0	0	0

Consolidated goodwill	$84,336	$85,682	$86,633

Intangible assets, net
Biotechnology	$40,552	$46,476	$52,282
Clinical Controls	0	0	0

Consolidated intangible assets, net	$40,552	$46,476	$52,282

Assets
Biotechnology	$580,085	$529,392	$505,087
Clinical Controls	24,887	22,135	21,046

Segment assets	604,972	551,527	526,133
Other	173,126	167,797	91,537

Consolidated assets	$778,098	$719,324	$617,670

Depreciation and amortization
Biotechnology	$10,781	$10,920	$7,165
Clinical Controls	389	411	417

Segment depreciation and amortization	11,170	11,331	7,582
Other	1,151	1,136	1,118

Consolidated depreciation and amortization	$12,321	$12,467	$8,700

Capital purchases
Biotechnology	$3,248	$4,021	$2,707
Clinical Controls	6,914	597	149

Segment capital purchases	10,162	4,618	2,856
Other	12,292	1,399	774

Consolidated capital purchases	$22,454	$6,017	$3,630

The other reconciling items include the results of unallocated corporate expenses and assets, and the Company’s share of gain (losses) from its equity method investees.

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2013	2012	2011
External sales
United States	$164,308	$172,310	$159,857
Europe	88,297	90,142	83,676
China	14,106	11,378	8,299
Other Asia	28,608	25,988	24,715
Rest of world	15,256	14,742	13,415

Total external sales	$310,575	$314,560	$289,962

Long-lived assets
United States	$103,541	$87,968	$88,802
Europe	7,129	7,528	7,819
China	117	141	96

Total long-lived assets	$110,787	$95,637	$96,717

External sales are attributed to countries based on the location of the customer/distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets.

M. Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities:

In fiscal 2013, 2012 and 2011, the Company paid cash for income taxes of $51.6 million, $58.7 million and $46.2 million, respectively.

In fiscal 2011, stock options for 14,834 shares of common stock were exercised by the surrender of 9,096 shares of common stock at fair market value of $561,000.

During fiscal 2012, the Company’s cost basis investment in CCXI was converted to an available-for-sale investment carried at fair value.

N. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income (loss) consists of (in thousands):

	June 30,
	2013	2012	2011
Foreign currency translation adjustments	$(24,281)	$(20,743)	$(16,939)
Net unrealized gain on available-for-sale investments, net of tax	38,834	42,518	648

	$14,553	$21,775	$(16,291)

O. Subsequent Event:

On July 22, 2013, the Company, through its R&D Systems subsidiary, acquired Bionostics Holdings, Ltd. (Bionostics) and its U.S. operating subsidiary Bionostics, Inc. Bionostics is a global leader in the development, manufacture and distribution of control solutions that verify the proper operation of in-vitro diagnostic devices primarily utilized in point of care blood glucose and blood gas testing. All of the shares of Bionostics, Holdings, Ltd were acquired for approximately $104 million in cash, subject to adjustment following closing based on the final level of working capital of Bionostics. Bionostics will become part of the Company’s Clinical Controls segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Techne Corporation:

We have audited the accompanying consolidated balance sheets of Techne Corporation and subsidiaries (The Company) as of June 30, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. We also have audited Techne Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Techne Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s IT general controls has been identified and included in management’s assessment (Item 9A(b)). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Techne Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Techne Corporation has not maintained effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Minneapolis, Minnesota

August 29, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of June 30, 2013.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of June 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified a material weakness in the design, implementation and operating effectiveness of general IT controls (GITCs) intended to ensure that access to financial applications and data was adequately restricted to appropriate personnel, and that program changes to particular financial applications are documented, tested, and moved into the production environment only by individuals separate from the development function. As a result, certain classes of transactions subject to controls that rely upon information generated by the Company’s IT systems that are subject to the operation of the GITCs, including the completeness, existence, and accuracy of revenue and accounts receivable, allow for a reasonable possibility that a misstatement is not adequately prevented or detected through the operation of management’s system of internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In light of the material weakness identified above, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation as of and for the year ended June 30, 2013. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

In response to the material weakness we have developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate the material weakness.

We will enhance our internal testing approach, including related procedures, documentation, and possible expansion of human resources, for select controls to ensure that we have adequately addressed the completeness and accuracy of system generated information used to support the operation of the controls and to improve segregation of duties.

The Company’s internal control over financial reporting as of June 30, 2013 has been audited by KPMG LLP, as stated in their report which is included elsewhere herein.

With the actions described in this Item 9A, we conclude that the consolidated financial statements included in this 2013 Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Changes in Internal Control over Financial Reporting

There were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than “Executive Officers of the Registrant” which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Corporate Governance” and “Compliance With Section 16(a) of the Exchange Act” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled “Corporate Governance” and “Executive Compensation Discussion and Analysis” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about the Company’s equity compensation plans at June 30, 2013 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Shareholders (1)	728,000	$66.70	2.5 million
Equity compensation plans not approved by Shareholders	0	0	0

(1)	Includes the Company’s 2010 Equity Incentive Plan, 1997 Incentive Stock Option Plan and 1998 Nonqualified Stock Option Plan.

The remaining information required by Item 12 is incorporated by reference to the sections entitled “Principal Shareholders” and “Management Shareholdings” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Matters” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

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

TECHNE CORPORATION

Date: August 29, 2013	/s/ Charles Kummeth
By: Charles Kummeth
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 29, 2013	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 29, 2013	/s/ Roger C. Lucas, Ph.D.
Dr. Roger C. Lucas
Vice Chairman and Director

August 29, 2013	/s/ Howard V. O’Connell
Howard V. O’Connell, Director

August 29, 2013	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

August 29, 2013	/s/ Charles A. Dinarello, M.D.
Dr. Charles A. Dinarello, Director

August 29, 2013	/s/ Karen A. Holbrook, Ph.D.
Dr. Karen A. Holbrook, Director

August 29, 2013	/s/ John L. Higgins
John L. Higgins, Director

August 29, 2013	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 29, 2013	/s/ Charles Kummeth
Charles Kummeth, Chief Executive Officer
(principal executive officer)

August 29, 2013	/s/ Gregory J. Melsen
Gregory J. Melsen, Chief Financial Officer
(principal financial officer)

August 29, 2013	/s/ Kathleen M. Backes
Kathleen M. Backes, Controller

EXHIBIT INDEX

for Form 10-K for the 2013 Fiscal Year

Exhibit Number	Description

3.1	Restated Bylaws of Company, as amended to date—incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated October 25, 2012.*

3.2	Restated Articles of Incorporation of the Company, as amended to date—incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, dated October 25, 2012.*

10.1**	Agreement with Respect to Inventions, Proprietary Information, and Unfair Competition with Thomas E. Oland—incorporated by reference to Exhibit 10.2 of the Company’s Form 10, dated October 27, 1988.*

10.2**	Company’s Profit Sharing Plan—incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated October 27, 1988.*

10.3**	Company’s Stock Bonus Plan—incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated October 27, 1988.*

10.4**	1997 Incentive Stock Option Plan—incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended June 30, 1997.*

10.5**	Form of Stock Option Agreement for 1997 Incentive Stock Option Plan—incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K for the year ended June 30, 1997.*

10.6	Investment Agreement between ChemoCentryx, Inc. and Techne Corporation dated November 18, 1997—incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended December 31, 1997.*

10.7**	1998 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.8**	Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.9	Investors Rights Agreement dated February 2, 2001 among ChemoCentryx, Inc., the Company and certain investors amending the Investment Agreement between ChemoCentryx, Inc. and the Company dated November 18, 1997—incorporated by reference to Exhibit 10.32 of the Company’s 10-K for the year ended June 30, 2001.*

10.10	Letter Agreement dated February 2, 2001 between ChemoCentryx, Inc. and the Company amending the terms of warrants held by the Company—incorporated by reference to Exhibit 10.33 of the Company’s 10-K for the year ended June 30, 2001.*

10.11**	Form of Indemnification Agreement entered into with each director and executive officer of the Company—incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended December 31, 2002.*

Exhibit Number	Description

10.12	Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc and the Company and certain investors—incorporated by reference to Exhibit 10.31 of the Company’s 10-K for the year ended June 30, 2006.*

10.13**	Description of Management Incentive Bonus Under the Techne Corporation 2010 Equity Incentive Plan.

10.14**	2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated October 28, 2010.*

10.15**	Form of Nonqualified Stock Option Agreement for the 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.2 of the Company’s 8-K dated October 28, 2010.*

10.16**	Form of Incentive Stock Option Agreement for the 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.3 of the Company’s 8-K dated October 28, 2010.*

10.17	Share Purchase Agreement by and among Research and Diagnostic Systems, Inc., R&D Systems Europe Ltd., and the shareholders of Tocris Holdings Ltd., dated April 28, 2011—incorporated by reference to Exhibit 2.1 of the Company’s 8-K dated April 28, 2011.*

10.18**	Amended and Restated Employment Agreement, dated July 1, 2011, with Marcel Veronneau—incorporated by reference to Exhibit 10.19 of the Company’s 10-K for the year ended June 30, 2011.*

10.19	Deed of Assignment and Novation dated January 23, 2012 in connection with a share purchase agreement relating to Tocris Holdings Limited—incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended December 31, 2011.*

10.20**	Amended and Restated Employment Agreement, dated November 30, 2012, with Gregory J. Melsen —incorporated by reference to Exhibit 99.1 of the Company’s 8-K Amendment dated October 31, 2012.*

10.21**	Employment Agreement by and between the Company and Charles Kummeth—incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated March 16, 2013.*

10.22**	Form of Restricted Stock Agreement for the 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended March 31, 2013.*

10.23**	Amendment No. 2 to Amended and Restated Employment Agreement, dated April 12, 2013, with Gregory J. Melsen.

10.24	Share Purchase Agreement by and among Research and Diagnostic Systems, Inc., Bionostics Holdings Limited, Bionostics, Inc., the shareholders of Bionostics Holdings Limited, and Harwood Capital, LLP as Sellers’ Representative, dated June 17, 2013—incorporated by reference to Exhibit 2.1 of the Company’s 8-K dated June 17, 2013.*

10.25**	Description of Non-employee Director Compensation Plan.

10.26**	Employment Agreement by and between the Company and Kevin Reagan, dated January 24, 2012.

10.27**	Employment Agreement by and between the Company and Dr. J. Fernando Bazan, dated August 1, 2013.

10.28**	Compensation Arrangement for the Executive Officers for Fiscal Year 2014.

Exhibit Number	Description

21	Subsidiaries of the Company:

	Name	State/Country of Incorporation
	Research and Diagnostic Systems, Inc. (R&D Systems)	Minnesota
	BiosPacific, Inc.	Minnesota
	Boston Biochem, Inc.	Minnesota
	Tocris Cookson, Inc. (inactive)	Delaware
	Tocris Holdings Limited (inactive)	United Kingdom
	Tocris Investments Limited (inactive)	United Kingdom
	Tocris Cookson Limited	United Kingdom
	R&D Systems Europe Ltd.	United Kingdom
	R&D Systems GmbH	Germany
	R&D Systems China Co., Ltd.	China
	R&D Systems Hong Kong Ltd.	Hong Kong
	Bionostics Holdings Limited	United Kingdom
	Bionostics Investments Limited	United Kingdom
	Bionostics, Inc.	Massachusetts

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Tocris Holdings Limited—incorporated by reference to Exhibit 99.1 of the Company’s Amended 8-K/A dated April 28, 2011.*

99.2	Pro forma financial information related to Techne’s acquisition of Tocris Holdings Limited—incorporated by reference to Exhibit 99.2 of the Company’s Amended 8-K/A dated April 28, 2011.*

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Incorporated by reference; SEC File No. 000-17272
**	Management contract or compensatory plan or arrangement