Form 10-Q
period 2013-09-30
TECHNE CORP /MN/
filed 2013-11-12
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013,

or

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

At November 4, 2013, 36,865,781 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,
	2013	2012
Net sales	$85,668	$75,025
Cost of sales	24,554	19,442

Gross margin	61,114	55,583

Operating expenses:
Selling, general and administrative	14,021	10,328
Research and development	7,702	7,452

Total operating expenses	21,723	17,780

Operating income	39,391	37,803

Other income (expense):
Interest income	567	661
Other non-operating expense, net	(304)	(478)

Total other income (expense)	263	183

Earnings before income taxes	39,654	37,986
Income taxes	12,226	12,318

Net earnings	27,428	25,668

Other comprehensive income (loss):
Foreign currency translation adjustments	7,902	3,925
Unrealized losses on available-for-sale investments, net of tax of ($17,396) and ($7,589), respectively	(36,776)	(13,559)

Other comprehensive loss	(28,874)	(9,634)

Comprehensive (loss) income	$(1,446)	$16,034

Earnings per share:
Basic	$0.74	$0.70
Diluted	$0.74	$0.70
Cash dividends per common share:	$0.30	$0.28
Weighted average common shares outstanding:
Basic	36,842	36,828
Diluted	36,928	36,895

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2013 (unaudited)	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$83,856	$163,786
Short-term available-for-sale investments	100,843	169,151
Trade accounts receivable, less allowance for doubtful accounts of $467 and $428, respectively	42,240	38,183
Other receivables	1,928	1,992
Deferred income taxes	9,527	0
Inventories	39,957	34,877
Prepaid expenses	2,285	1,527

Total current assets	280,636	409,516

Available-for-sale investments	138,477	132,376
Property and equipment, net	113,362	108,756
Goodwill	143,800	84,336
Intangible assets, net	100,523	40,552
Other assets	2,492	2,562

	$779,290	$778,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,656	$6,236
Salaries, wages and related accruals	6,409	4,025
Accrued expenses	4,242	9,603
Income taxes payable	2,969	2,276
Deferred income taxes	0	9,944

Total current liabilities	20,276	32,084

Deferred income taxes	32,251	8,473
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 36,852,781 and 36,834,678, respectively	369	368
Additional paid-in capital	136,613	134,895
Retained earnings	604,102	587,725
Accumulated other comprehensive income	(14,321)	14,553

Total shareholders’ equity	726,763	737,541

	$779,290	$778,098

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,428	$25,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,090	3,105
Costs recognized on sale of acquired inventory	1,731	1,264
Deferred income taxes	(1,329)	(777)
Stock-based compensation expense	569	303
Excess tax benefit from stock option exercises	(4)	(1)
Losses by equity method investees	0	41
Other	124	107
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	(106)	1,053
Inventories	(296)	(1,084)
Prepaid expenses	(305)	(252)
Trade accounts payable and accrued expenses	(828)	218
Salaries, wages and related accruals	1,420	400
Income taxes payable	91	(782)

Net cash provided by operating activities	32,585	29,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(103,049)	0
Purchase of available-for-sale investments	(27,010)	(21,119)
Proceeds from sales of available-for-sale investments	12,700	6,200
Proceeds from maturities of available-for-sale investments	16,090	11,601
Additions to property and equipment	(3,811)	(2,515)
Distribution from unconsolidated entity	85	0
Increase in other long-term assets	(138)	(87)

Net cash used in investing activities	(105,133)	(5,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(11,051)	(10,312)
Proceeds from stock option exercises	1,145	136
Excess tax benefit from stock option exercises	4	1
Purchase of common stock for stock bonus plans	0	(573)

Net cash used in financing activities	(9,902)	(10,748)

Effect of exchange rate changes on cash and cash equivalents	2,520	1,535

Net increase in cash and cash equivalents	(79,930)	14,130
Cash and cash equivalents at beginning of period	163,786	116,675

Cash and cash equivalents at end of period	$83,856	$130,805

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

A summary of significant accounting policies followed by the Company is detailed in the Company’s Annual Report on Form 10-K for fiscal 2013. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K for fiscal 2013.

B. Acquisition

On July 22, 2013, the Company’s R&D Systems subsidiary acquired for cash all of the outstanding shares of Bionostics Holdings, Ltd. (Bionostics) and its U.S. operating subsidiary, Bionostics, Inc. Bionostics is a global leader in the development, manufacture and distribution of control solutions that verify the proper operation of in-vitro diagnostic devices primarily utilized in point of care blood glucose and blood gas testing. Bionostics is included in the Company’s Clinical Controls segment.

In connection with the Bionostics acquisition, the Company recorded $14.4 million of developed technology intangible assets that have an estimated useful life of 9 years, $2.7 million of trade name intangible assets that have an estimated useful life of 5 years, $2.4 million related to non-compete agreements that have an estimated useful life of 3 years, and $41.0 million related to customer relationships that have an estimated useful life of 14 years. The intangible asset amortization is not deductible for income tax purposes.

The goodwill recorded as a result of the Bionostics acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

Transaction costs of $532,000 and $607,000 were included in the Company’s selling, general and administrative costs during the quarters ended September 30, 2013 and June 30, 2013.

The aggregate purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on their preliminarily estimated fair values at the date of acquisition. The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Bionostics acquisition (in thousands):

Current assets	$9,605
Intangible Assets	60,500
Goodwill	56,804
Equipment	2,180

Total assets acquired	129,089
Liabilities	3,777
Deferred income taxes	22,263

Net assets acquired	$103,049

Cash paid, net of cash acquired	$103,049

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The purchase price allocated to developed technology, trade names, non-compete agreements and customer relationships was based on management’s forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, the non-compete agreement and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The deferred income tax liability represents the estimated future impact of adjustments for the cost to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

The Company’s condensed consolidated financial statements include, from the date of acquisition, Bionostics net sales of $6.2 million and a net loss of $16,000. Bionostics net loss for the quarter ended September 30, 2013 included amortization of intangibles of $1.1 million and $660,000 costs recognized on the sales of acquired inventory.

C. Available-For-Sale Investments:

The Company’s available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company’s available-for-sale investments at September 30, 2013 and June 30, 2013 were $239 million and $302 million, respectively. The amortized cost basis of the Company’s available-for-sale investments at September 30, 2013 and June 30, 2013 were $233 million and $241 million, respectively.

Included in the Company’s available-for-sale securities is an investment in the common stock and warrants of ChemoCentryx (CCXI). The fair value of the Company’s investment was $35.2 million and $89.6 million at September 30, 2013 and June 30, 2013, respectively. The cost basis of the Company’s investment in CCXI was $29.5 million at both September 30, 2013 and June 30, 2013.

D. Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2013	2013
Raw materials	$8,373	$5,885
Finished goods	31,584	28,992

	$39,957	$34,877

E. Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2013	2013
Cost:
Land	$7,506	$7,438
Buildings and improvements	146,252	142,656
Machinery and equipment	47,355	39,706

	201,113	189,800
Accumulated depreciation and amortization	(87,751)	(81,044)

	$113,362	$108,756

F. Intangible Assets and Goodwill:

Intangible assets and goodwill consist of (in thousands):

	September 30,	June 30,
	2013	2013
Developed technology	$44,546	$28,656
Trade names	20,779	17,659
Customer relationships	49,808	8,613
Non-compete agreement	2,800	400

	117,933	55,328
Accumulated amortization	(17,410)	(14,776)

	$100,523	$40,552

Goodwill	$143,800	$84,336

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2013 consists of (in thousands):

Beginning balance	$40,552
Acquisition	60,500
Amortization expense	(2,188)
Currency translation	1,659

Ending balance	$100,523

The estimated future amortization expense for intangible assets as of September 30, 2013 is as follows (in thousands):

Period Ending June 30:
2014	$7,761
2015	10,348
2016	10,328
2017	9,519
2018	9,468
Thereafter	53,099

$100,523

The change in the carrying amount of goodwill for the quarter ended September 30, 2013 resulted from the Bionostics acquisition and currency translation.

G. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended September 30,
	2013	2012
Weighted average common shares outstanding-basic	36,842	36,828
Dilutive effect of stock options	86	67

Weighted average common shares outstanding-diluted	36,928	36,895

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 223,000 and 199,000 for the quarters ended September 30, 2013 and 2012, respectively.

H. Segment Information:

The Company has two reportable segments based on the nature of products (biotechnology and clinical controls). Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended September 30,
	2013	2012
External sales
Biotechnology	$73,190	$69,503
Clinical Controls	12,478	5,522

Consolidated net sales	$85,668	$75,025

Earnings before income taxes
Biotechnology	$39,378	$36,994
Clinical Controls	2,285	2,103

Segment earnings before income taxes	41,663	39,097
Unallocated corporate expenses and equity method investee losses	(2,009)	(1,111)

Consolidated earnings before income taxes	$39,654	$37,986

I. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income (loss) consists of (in thousands):

	September 30,	June 30,
	2013	2013
Foreign currency translation adjustments	$(16,379)	$(24,281)
Net unrealized gain on available-for-sale investments, net of tax	2,058	38,834

	$(14,321)	$14,553

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TECHNE Corporation and subsidiaries (the Company) are engaged in the development, manufacture and sale of biotechnology products and clinical diagnostic controls. These activities are conducted domestically through Techne Corporation’s wholly-owned subsidiaries, R&D Systems, Inc. (R&D Systems), Boston Biochem, Inc. (Boston Biochem), BiosPacific, Inc. (BiosPacific) and Bionostics, Inc. (Bionostics). Techne Corporation’s European biotechnology operations are conducted through its wholly-owned U.K. subsidiaries, R&D Systems Europe Ltd. (R&D Europe) and Tocris Holdings Limited (Tocris). R&D Europe has a sales subsidiary, R&D Systems GmbH, in Germany and a sales office in France. Techne Corporation distributes its biotechnology products in China through its wholly-owned subsidiary, R&D Systems China Co., Ltd. (R&D China). R&D China has a sales subsidiary, R&D Systems Hong Kong Ltd., in Hong Kong.

The Company has two reportable segments based on the nature of its products (biotechnology and clinical controls). R&D Systems’ Biotechnology Division, R&D Europe, Tocris, R&D China, BiosPacific and Boston Biochem operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s clinical controls reporting segment, which consists of R&D Systems’ Clinical Controls Division and Bionostics, develops and manufactures controls and calibrators for sale world-wide.

RESULTS OF OPERATIONS

Consolidated net sales increased 14.2% and consolidated net earnings increased 6.9%, respectively, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. Consolidated net sales for the quarter ended September 30, 2013 were affected by the Bionostics acquisition, which closed in July 2013, and changes in foreign currency exchange rates from the same prior-year period. Included in consolidated net sales for the quarter ended September 30, 2013 were $6.2 million of acquisition-related net sales. A weaker U.S. dollar as compared to foreign currencies increased sales by $610,000 in the quarter ended September 30, 2013, from the comparable prior-year period.

Net Sales

Consolidated organic net sales, excluding the impact of the acquisition during the quarter ended September 30, 2013 and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan) into U.S. dollars, were as follows (in thousands):

	Quarter Ended September 30,
	2013	2012
Consolidated net sales	$85,668	$75,025
Organic sales adjustments:
Acquisition	(6,220)	0
Impact of foreign currency fluctuations	(610)	0

Consolidated organic net sales	$78,838	$75,025

Organic sales growth	5.1%	(0.9%)

Net sales by reportable segment were as follows (in thousands):

	Quarter Ended September 30,
	2013	2012
Biotechnology	$73,190	$69,503
Clinical Controls	12,478	5,522

Consolidated net sales	$85,668	$75,025

Biotechnology segment net sales increased $3.7 million (5.3%) for the quarter ended September 30, 2013 compared to the same prior-year period. The increase in net sales for the quarter ended September 30, 2013 was affected by changes in exchange rates from the comparable prior-year periods, which impacted sales by $610,000, as noted above. Included in consolidated net sales for the quarter ended September 30, 2013 were $224,000 of sales of new biotechnology products that had their first sale in fiscal 2014.

Biotechnology segment sales growth (decline) from the same prior-year period were as follows:

	Reported		Excluding Currency Impact
	Quarter Ended		Quarter Ended
	September 30,		September 30,
	2013	2012	2013	2012
U.S. industrial, pharmaceutical and biotechnology	6.3%	(5.0%)	6.3%	(5.0%)
U.S. academic	(11.8%)	(4.0%)	(11.8%)	(4.0%)
Europe	5.4%	(6.5%)	1.5%	3.1%
China	41.8%	23.4%	38.2%	25.1%
Pacific rim distributors, excluding China	13.9%	Unchanged	13.9%	Unchanged

Biotechnology segment net sales consisted of the following:

Quarter Ended September 30,
2013
United States:
Industrial, pharmaceutical and biotechnology	30%
Academic	12%
Other	13%

55%
Europe	28%
China	6%
Pacific rim distributors, excluding China	9%
Rest of world	2%

100%

The Clinical Controls segment net sales increased $7.0 million for the quarter ended September 30, 2013 compared to the same prior-year period. The increase in net sales for the quarter ended September 30, 2013 was affected by the acquisition of Bionostics during the quarter. Organic sales growth was $736,000 (13.3%) for the quarter ended September 30, 2013 as a result of the timing of shipments at both the beginning and the end of the quarter.

Gross Margins

Fluctuations in gross margins, as a percentage of net sales, are typically the result of changes in foreign currency exchange rates, changes in product mix and seasonality. Such fluctuations are normal and expected to continue in future periods.

Consolidated gross margins for the quarters ended September 30, 2013 and 2012 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2013	2012
Consolidated gross margin percentage	71.3%	74.1%
Identified adjustments
Costs recognized upon sale of acquired inventory	2.0%	1.7%
Amortization of intangibles	1.1%	1.0%

Adjusted gross margin percentage	74.4%	76.8%

Segment gross margins, as a percentage of net sales, were as follows:

	Quarter Ended
	September 30,
	2013	2012
Biotechnology	76.7%	76.1%
Clinical Controls	39.9%	48.5%
Consolidated	71.3%	74.1%

The Biotechnology segment gross margin percentage for the quarter ended September 30, 2013 increased from the same prior-year period primarily due to higher sales volume and a decline in the costs recognized upon the sale of inventory acquired in fiscal 2011 which was written-up to fair value. The Clinical Controls segment gross margin percentage for the quarter ended September 30, 2013 decreased from the comparable prior-year period mainly as a result of intangible amortization and cost recognized upon the sale of inventory acquired during the quarter ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.7 million (35.8%) for the quarter ended September 30, 2013 from the same prior-year period. The increase for the quarter ended September 30, 2013 was mainly a result of the Bionostics acquisition, including $532,000 of acquisition related professional fees, $1.1 million of selling, general and administrative expense by Bionostics and an increase of $736,000 of intangible amortization. Selling, general and administrative expenses included $569,000 and $303,000 of stock compensation expense for the quarters ended September 30, 2013 and 2012, respectively. The remainder of the increase in selling, general and administrative expense was due primarily to increased executive compensation and additional sales staff added since the first quarter of fiscals 2013.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended
	September 30,
	2013	2012
Biotechnology	$10,018	$9,140
Clinical Controls	2,310	419
Unallocated corporate expenses	1,693	769

Consolidated selling, general and administrative expenses	$14,021	$10,328

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2013 increased $250,000 (3.4%) from the same prior-year period. The increase was mainly due to research and development by Bionostics. The Company expects research and development expenses to continue to increase in future periods as a result of its ongoing product development program.

Research and development expenses were composed of the following (in thousands):

	Quarter Ended
	September 30,
	2013	2012
Biotechnology	$7,294	$7,259
Clinical Controls	408	193

Consolidated research and development expenses	$7,702	$7,452

Interest Income

Interest income for the quarters ended September 30, 2013 and 2012 were $567,000 and $661,000, respectively. The decrease was primarily due to lower cash balances as a result of the Bionostics acquisition during the quarter ended September 30, 2013.

Other Non-operating Expense, Net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees. Amounts were as follows (in thousands):

	Quarter Ended
	September 30,
	2013	2012
Foreign currency gains (losses)	$51	$(78)
Rental income	210	170
Building expenses related to rental property	(565)	(529)
Losses by equity method investees	0	(41)

Other non-operating expense, net	$(304)	$(478)

Income Taxes

Income taxes for the quarters ended September 30, 2013 and 2012 were provided at rates of 30.8% and 32.4%, respectively, of consolidated earnings before income taxes. The decrease in the effective tax rate was primarily the result of decreased tax rates in the U.K. and the increased percentage of pretax income from foreign operations, which are subject to lower income tax rates than U.S. operations. The Company expects the income tax rate for the remainder of fiscal 2014 to range from 30% to 32%.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2013	2012
Net earnings	$27,428	$25,668
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,731	1,264
Amortization of intangibles	2,188	1,272
Acquisition related professional fees	532	0
Tax impact of above adjustments	(1,173)	(679)

Net earnings—adjusted	$30,706	$27,525

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, cash and cash equivalents and available-for-sale investments were $323 million compared to $465 million at June 30, 2013. Included in available-for-sale-investments at September 30, 2013 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $35.2 million. The fair value of the Company’s CCXI investment at June 30, 2013 was $89.6 million.

At September 30, 2013, approximately 45%, 51%, and 4% of the Company’s cash and cash equivalents of $83.9 million are located in the U.S., United Kingdom and China, respectively. At September 30, 2013, approximately 94% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 6% in China. The Company has either paid U.S. income taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company believes it can meet its cash and working capital requirements, facility expansion and capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for at least the next twelve months through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments.

Cash Flows From Operating Activities

The Company generated cash of $32.6 million from operating activities in the first quarter of fiscal 2014 compared to $29.3 million in the first quarter of fiscal 2013. The increase from the prior year was primarily due to increased net earnings for the quarter adjusted for non-cash expenses related to depreciation and amortization.

Cash Flows From Investing Activities

On July 22, 2013, the Company’s R&D Systems subsidiary acquired, for $103 million cash, all of the outstanding shares of Bionostics Holdings, Ltd. (Bionostics) and its U.S. operating subsidiary, Bionostics, Inc. Bionostics is a global leader in the development, manufacture and distribution of control solutions that verify the proper operation of in-vitro diagnostic devices primarily utilized in point of care blood glucose and blood gas testing. The acquisition was financed through cash and cash equivalents on hand.

During the quarter ended September 30, 2013, the Company purchased $27.0 million and had sales or maturities of $28.8 million of available-for-sale investments. During the quarter ended September 30, 2012, the Company purchased $21.1 million and had sales or maturities of $17.8 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first quarter of fiscal 2014 and 2013 were $3.8 million and $2.5 million, respectively. Included in capital expenditures for the first quarter of fiscal 2014 and 2013 was $2.8 million and $2.0 million, respectively, related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis, Minnesota facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2014 are expected to be approximately $12.5 million, including $6.5 million related to expansion space in Minneapolis which is expected to be completed during fiscal 2014. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2014 and 2013, the Company paid cash dividends of $11.1 million and $10.3 million, respectively, to all common shareholders. On October 31, 2013, the Company announced the payment of a $0.31 per share cash dividend. The dividend of approximately $11.4 million will be payable November 25, 2013 to all common shareholders of record on November 12, 2013.

Cash of $1.1 million and $136,000 was received during the quarters ended September 30, 2013 and 2012, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $4,000 and $1,000 for the quarters ended September 30, 2013 and 2012, respectively.

During the first quarter of fiscal 2013, the Company repurchased 8,324 shares of common stock for its employee stock bonus plans at a cost of $573,000. No contribution to the employee stock bonus plan was made during the first quarter of fiscal 2014.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended September 30, 2013.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in the Company’s Annual Report on Form 10-K for fiscal 2013 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2014 that would require disclosure. There have been no changes to the Company’s policies in fiscal 2014.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the timeframe for completing facility improvements in the U.S., the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company’s needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2013 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2013, the Company had a portfolio of fixed income debt securities, excluding those classified as cash and cash equivalents, of $189 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

At September 30, 2013, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $35.2 million. At September 30, 2013, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $3.5 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2013, approximately 29% of consolidated net sales were made in foreign currencies, including 14% in euros, 6% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended
	September 30,
	2013	2012
Euro	$1.33	$1.26
British pound sterling	1.56	1.59
Chinese yuan	.163	.158

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At September 30, 2013, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency	U.S. Dollar Equivalent
Accounts receivable in:
Euros	£1,126	$1,822
Other European currencies	£1,081	$1,749
Intercompany payable in:
Euros	£375	$606
U.S. dollars	£2,377	$3,848
U.S. dollars	yuan 7,176	$1,167

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2013 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2014 earnings into U.S. dollars (annualized)	$2,595
Decrease in translation of net assets of foreign subsidiaries	15,202
Additional transaction losses	502

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)).

Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the previously identified material weakness in internal control over financial reporting, the nature of which is summarized below.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

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

Remediation Efforts in Fiscal 2014

Promptly following the identification of the material weakness as described above, management, with the oversight of the Audit Committee of the Board of Directors, began taking steps to remediate the material weakness.

During the quarter ended September 30, 2013, the Company enhanced its internal testing approach, including performing additional procedures and expanding the documentation for select controls, to ensure the completeness, existence and accuracy of system generated information used to support the operation of the controls. The Company believes the above described material weakness has not been fully remediated as of and for the quarter ended September 30, 2013 since the enhanced testing was not in place for the full quarter. The Company anticipates that the enhanced testing and documentation, in addition to possible expansion of human resources to improve segregation of duties, will be adequate to remediate the material weakness in future quarters, and that testing to confirm elimination of the material weakness will be complete by the end of the 2014 fiscal year.

In light of the material weakness identified above, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation as of and for the quarter ended September 30, 2013. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation steps to address the material weakness in internal control over financial reporting described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 12, 2013, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/13-7/31/13	0	$0	0	$125.2 million
8/1/13-8/31/13	0	$0	0	$125.2 million
9/1/13-9/30/13	0	$0	0	$125.2 million

Total	0	$0	0	$125.2 million

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

TECHNE CORPORATION
(Company)

Date: November 12, 2013	/s/ Charles R. Kummeth
Charles R. Kummeth
Chief Executive Officer

Date: November 12, 2013	/s/ Gregory J. Melsen
Gregory J. Melsen
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description

10.1	Employment Agreement by and between the Company and Kevin Reagan, dated January 24, 2012—incorporated by reference to Exhibit 10.26 to the Company’s 10-K for the year ended June 30, 2013.

10.2	Employment Agreement by and between the Company and Dr. J. Fernando Bazan, dated August 1, 2013—incorporated by reference to Exhibit 10.27 to the Company’s 10-K for the year ended June 30, 2013.

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.