Form 10-Q
period 2013-12-31
TECHNE CORP /MN/
filed 2014-02-04
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013, or

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

At January 31, 2014, 36,900,781 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	$84,017	$75,083	$169,685	$150,108
Cost of sales	25,424	19,820	49,978	39,262

Gross margin	58,593	55,263	119,707	110,846

Operating expenses:
Selling, general and administrative	14,926	10,956	28,947	21,284
Research and development	7,923	7,403	15,625	14,855

Total operating expenses	22,849	18,359	44,572	36,139

Operating income	35,744	36,904	75,135	74,707

Other income (expense):
Interest income	545	677	1,112	1,338
Other non-operating expense, net	(71)	(135)	(375)	(613)

Total other income (expense)	474	542	737	725

Earnings before income taxes	36,218	37,446	75,872	75,432
Income taxes	11,163	12,082	23,389	24,400

Net earnings	25,055	25,364	52,483	51,032

Other comprehensive income (loss):
Foreign currency translation adjustments	3,344	1,107	11,246	5,032
Unrealized gains (losses) on available-for-sale investments, net of tax of $467, ($1,680), ($16,929) and ($9,269), respectively	1,024	(2,998)	(35,752)	(16,557)

Other comprehensive income (loss)	4,368	(1,891)	(24,506)	(11,525)

Comprehensive (loss) income	$29,423	$23,473	$27,977	$39,507

Earnings per share:
Basic	$0.68	$0.69	$1.42	$1.39
Diluted	$0.68	$0.69	$1.42	$1.38
Cash dividends per common share:	$0.31	$0.30	$0.61	$0.58
Weighted average common shares outstanding:
Basic	36,882	36,834	36,862	36,831
Diluted	37,015	36,900	36,968	36,897

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2013 (unaudited)	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$98,402	$163,786
Short-term available-for-sale investments	88,454	169,151
Trade accounts receivable, less allowance for doubtful accounts of $494 and $428, respectively	38,306	38,183
Other receivables	2,129	1,992
Deferred income taxes	9,878	0
Inventories	39,992	34,877
Prepaid expenses	1,980	1,527

Total current assets	279,141	409,516

Available-for-sale investments	162,590	132,376
Property and equipment, net	115,159	108,756
Goodwill	144,361	84,336
Intangible assets, net	98,546	40,552
Other assets	2,368	2,562

	$802,165	$778,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,163	$6,236
Salaries, wages and related accruals	5,174	4,025
Accrued expenses	7,954	9,603
Income taxes payable	1,818	2,276
Deferred income taxes	0	9,944

Total current liabilities	22,109	32,084

Deferred income taxes	31,528	8,473
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 36,900,781 and 36,834,678, respectively	369	368
Additional paid-in capital	140,390	134,895
Retained earnings	617,722	587,725
Accumulated other comprehensive income	(9,953)	14,553

Total shareholders’ equity	748,528	737,541

	$802,165	$778,098

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,483	$51,032
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,946	6,278
Costs recognized on sale of acquired inventory	3,135	2,464
Deferred income taxes	(3,006)	(1,487)
Stock-based compensation expense	1,895	1,088
Excess tax benefit from stock option exercises	(40)	(64)
Losses by equity method investees	0	83
Other	316	212
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	2,891	3,645
Inventories	(1,243)	(1,362)
Prepaid expenses	31	(193)
Trade accounts payable and accrued expenses	(994)	260
Salaries, wages and related accruals	143	(390)
Income taxes payable	(650)	(1,016)

Net cash provided by operating activities	63,907	60,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(103,149)	0
Purchase of available-for-sale investments	(71,877)	(42,620)
Proceeds from sales of available-for-sale investments	34,345	16,537
Proceeds from maturities of available-for-sale investments	34,193	22,322
Additions to property and equipment	(7,458)	(10,735)
Distribution from unconsolidated entity	85	0
Increase in other long-term assets	(55)	(424)

Net cash used in investing activities	(113,916)	(14,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(22,485)	(21,360)
Proceeds from stock option exercises	3,560	824
Excess tax benefit from stock option exercises	40	64
Purchase of common stock for stock bonus plans	0	(573)

Net cash used in financing activities	(18,885)	(21,045)

Effect of exchange rate changes on cash and cash equivalents	3,510	2,026

Net increase in cash and cash equivalents	(65,384)	26,611
Cash and cash equivalents at beginning of period	163,786	116,675

Cash and cash equivalents at end of period	$98,402	$143,286

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

Transaction costs of $532,000 and $607,000 were included in the Company’s selling, general and administrative costs during the quarters ended September 30, 2013 and June 30, 2013, respectively.

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

Current assets	$9,605
Intangible Assets	60,500
Goodwill	56,349
Equipment	2,180

Total assets acquired	128,634
Liabilities	3,007
Deferred income taxes	22,478

Net assets acquired	$103,149

Cash paid, net of cash acquired	$103,149

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

The Company’s condensed consolidated financial statements for the quarter and six months ended December 31, 2013, include Bionostics net sales of $8.0 million and $14.2 million, respectively, and net income of $292,000 and $276,000, respectively. Included in Bionostics results for the quarter and six months ended December 31, 2013 were amortization of intangibles of $1.5 million and $2.6 million, respectively and costs recognized on the sales of acquired inventory of $458,000 and $1.1 million, respectively.

C. Available-For-Sale Investments:

The Company’s available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company’s available-for-sale investments at December 31, 2013 and June 30, 2013 were $251 million and $302 million, respectively. The amortized cost basis of the Company’s available-for-sale investments at December 31, 2013 and June 30, 2013 were $243 million and $241 million, respectively.

Included in the Company’s available-for-sale securities is an investment in the common stock and warrants of ChemoCentryx (CCXI). The fair value of the Company’s investment was $36.7 million and $89.6 million at December 31, 2013 and June 30, 2013, respectively. The cost basis of the Company’s investment in CCXI was $29.5 million at both December 31, 2013 and June 30, 2013.

D. Inventories:

Inventories consist of (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$9,121	$5,885
Finished goods	30,871	28,992

	$39,992	$34,877

E. Property and Equipment:

Property and equipment consist of (in thousands):

	December 31, 2013	June 30, 2013
Cost:
Land	$7,429	$7,438
Buildings and improvements	147,652	142,656
Machinery and equipment	50,049	39,706

	205,130	189,800
Accumulated depreciation and amortization	(89,971)	(81,044)

	$115,159	$108,756

F. Intangible Assets and Goodwill:

Intangible assets and goodwill consist of (in thousands):

	December 31, 2013	June 30, 2013
Developed technology	$45,115	$28,656
Trade names	20,939	17,659
Customer relationships	49,883	8,613
Non-compete agreement	2,800	400

	118,737	55,328
Accumulated amortization	(20,191)	(14,776)

	$98,546	$40,552

Goodwill	$144,361	$84,336

Changes to the carrying amount of net intangible assets for the six months ended December 31, 2013 consists of (in thousands):

Beginning balance	$40,552
Acquisition	60,500
Amortization expense	(4,775)
Currency translation	2,269

Ending balance	$98,546

The estimated future amortization expense for intangible assets as of December 31, 2013 is as follows (in thousands):

Period Ending June 30:
2014	$5,211
2015	10,421
2016	10,401
2017	9,591
2018	9,542
Thereafter	53,380

$98,546

The change in the carrying amount of goodwill for the six months ended December 31, 2013 resulted from the Bionostics acquisition and currency translation.

G. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Weighted average common shares outstanding-basic	36,882	36,834	36,862	36,831
Dilutive effect of stock options	133	66	106	66

Weighted average common shares outstanding-diluted	37,015	36,900	36,968	36,897

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 167,000 and 193,000 for the quarter and six months ended December 31, 2013. The number of potentially dilutive option shares excluded from the calculation was 214,000 for both the quarter and six months ended December 31, 2012.

H. Segment Information:

The Company has two reportable segments based on the nature of products (biotechnology and clinical controls). Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
External sales
Biotechnology	$70,557	$69,628	$143,747	$139,131
Clinical Controls	13,460	5,455	25,938	10,977

Consolidated net sales	$84,017	$75,083	$169,685	$150,108

Earnings before income taxes
Biotechnology	$36,618	$36,883	$75,996	$73,877
Clinical Controls	1,783	2,148	4,068	4,251

Segment earnings before income taxes	38,401	39,031	80,064	78,128
Unallocated corporate expenses and equity method investee losses	(2,183)	(1,585)	(4,192)	(2,696)

Consolidated earnings before income taxes	$36,218	$37,446	$75,872	$75,432

I. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income (loss) consists of (in thousands):

	December 31, 2013	June 30, 2013
Foreign currency translation adjustments	$(13,035)	$(24,281)
Net unrealized gain on available-for-sale investments, net of tax	3,082	38,834

	$(9,953)	$14,553

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

RESULTS OF OPERATIONS

Consolidated net sales increased 11.9% and 13.0% for the quarter and six months ended December 31, 2013, respectively, compared to the quarter and six months ended December 31, 2012. Consolidated net earnings decreased 1.2% and increased 2.8% for the quarter and six months ended December 31, 2013, respectively, compared to the same prior-year periods. Consolidated net sales for the quarter and six months ended December 31, 2013 were affected by the Bionostics acquisition, which closed in July 2013, and changes in foreign currency exchange rates from the same prior-year periods. Included in consolidated net sales for the quarter and six months ended December 31 were $8.0 million and $14.2 million of acquisition-related net sales. A weaker U.S. dollar as compared to foreign currencies increased sales by $643,000 and $1.3 million in the quarter and six months ended December 31, 2013, respectively, from the comparable prior-year periods.

Net Sales

Consolidated organic net sales, excluding the impact of the acquisition and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan) into U.S. dollars, were as follows (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Consolidated net sales	$84,017	$75,083	$169,685	$150,108
Organic sales adjustments:
Acquisition	(7,975)	0	(14,195)	0
Impact of foreign currency fluctuations	(643)	0	(1,253)	0

Consolidated organic net sales	$75,399	$75,083	$154,237	$150,108

Organic sales growth	0.4%	1.3%	2.8%	0.2%

Net sales by reportable segment were as follows (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Biotechnology	$70,557	$69,628	$143,747	$139,131
Clinical Controls	13,460	5,455	25,938	10,977

Consolidated net sales	$84,017	$75,083	$169,685	$150,108

Biotechnology segment net sales increased $929,000 (1.3%) and $4.6 million (3.3%) for the quarter and six months ended December 31, 2013 compared to the same prior-year periods. The increase in net sales for the quarter and six months ended December 31, 2013 was affected by changes in exchange rates from the comparable prior-year periods, which increased sales by $643,000 and $1.3 million for the quarter and six months ended December 31, 2013, as noted above. Included in consolidated net sales for the quarter and six months ended December 31, 2013 were $676,000 and $900,000, respectively, of sales of new biotechnology products that had their first sale in fiscal 2014.

Biotechnology segment sales growth (decline) from the same prior-year periods were as follows:

	Reported		Excluding Currency Impact
	Quarter Ended		Quarter Ended
	December 31,		December 31,
	2013	2012	2013	2012
U.S. industrial, pharmaceutical and biotechnology	2.6%	(5.2%)	2.6%	(5.2%)
U.S. academic	(4.6%)	(3.9%)	(4.6%)	(3.9%)
Europe	1.7%	(0.5%)	(2.0%)	2.4%
China	35.3%	13.2%	31.7%	12.6%
Pacific rim distributors, excluding China	7.5%	3.3%	7.5%	3.3%

	Reported		Excluding Currency Impact
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
U.S. industrial, pharmaceutical and biotechnology	4.5%	(5.1%)	4.5%	(5.1%)
U.S. academic	(8.5%)	(3.9%)	(8.5%)	(3.9%)
Europe	3.4%	(3.5%)	(0.3%)	2.7%)
China	38.3%	17.6%	34.7%	16.5%
Pacific rim distributors, excluding China	10.5%	1.7%	10.5%	1.7%

Biotechnology segment net sales consisted of the following:

Six Months Ended December 31, 2013
United States:
Industrial, pharmaceutical and biotechnology	29%
Academic	12%
Other	12%

53%
Europe	29%
China	6%
Pacific rim distributors, excluding China	10%
Rest of world	2%

100%

The Clinical Controls segment net sales increased $8.0 million and $15.0 million for the quarter and six months ended December 31, 2013, respectively, compared to the same prior-year periods. The increase in net sales for the quarter and six months ended December 31, 2013 was affected by the acquisition of Bionostics in July 2013. Excluding Bionostic sales, Clinical Controls segment sales growth was $29,000 (0.5%) and $765,000 (7.0%) for the quarter and six months ended December 31, 2013, respectively. This increase was a result of the timing of shipments at the beginning and end of the first fiscal quarter and volume increases.

Gross Margins

Fluctuations in gross margins, as a percentage of net sales, are typically the result of changes in foreign currency exchange rates, changes in product mix and seasonality. Such fluctuations are normal and expected to continue in future periods.

Consolidated gross margins for the quarters and six months ended December 31, 2013 and 2012 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Consolidated gross margin percentage	69.7%	73.6%	70.5%	73.8%
Identified adjustments
Costs recognized upon sale of acquired inventory	1.7%	1.6%	1.9%	1.6%
Amortization of intangibles	1.3%	1.0%	1.2%	1.0%

Adjusted gross margin percentage	72.7%	76.2%	73.6%	76.4%

Segment gross margins, as a percentage of net sales, were as follows:

	Quarter Ended		Six Months Ended
	December 31		December 31,
	2013	2012	2013	2012
Biotechnology	76.5%	75.5%	76.6%	75.8%
Clinical Controls	34.6%	49.4%	37.1%	49.0%
Consolidated	69.7%	73.6%	70.5%	73.8%

The Biotechnology segment gross margin percentages for the quarter and six months ended December 31, 2013 increased from the same prior-year periods primarily due to a decline in the costs recognized upon the sale of inventory acquired in fiscal 2011 which was written-up to fair value. The Clinical Controls segment gross margin percentages for the quarter and six months ended December 31, 2013 decreased from the comparable prior-year period mainly as a result of intangible amortization and cost recognized upon the sale of inventory acquired in July 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.0 million (36.2%) and $7.7 million (36.0%) for the quarter and six months ended December 31, 2013, respectively, from the same prior-year periods. The increase for the quarter and six months ended December 31, 2013 was mainly a result of the Bionostics acquisition, including $1.0 million and $2.1 million, respectively, of selling, general and administrative expense by Bionostics, and increases of $1.1 million and $1.5 million of intangible amortization for the quarter and six months ended December 31, 2013, respectively. Selling, general and administrative expenses also included a $541,000 and $807,000 increase in stock compensation expense for the quarter and six months ended December 31, 2013, respectively. The six months ended December 31, 2013 also included $532,000 of acquisition related professional fees. The remainder of the increase in selling, general and administrative expense was due primarily to increased executive compensation and additional sales staff added since the first half of fiscal 2013.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended December 31		Six Months Ended December 31,
	2013	2012	2013	2012
Biotechnology	$10,338	$9,223	$20,356	$18,363
Clinical Controls	2,473	379	4,783	798
Unallocated corporate expenses	2,115	1,354	3,808	2,123

Consolidated selling, general and administrative expenses	$14,926	$10,956	$28,947	$21,284

Research and Development Expenses

Research and development expenses for the quarter and six months ended December 31, 2013 increased $520,000 (7.0%) and $770,000 (5.2%) from the same prior-year periods. Included in research and development expenses for the quarter and six months ended December 31, 2013 were $192,000 and $386,000, respectively, of expenses by Bionostics. The remainder of the increase in research and development expense for the quarter and six months was due to personnel and supply costs associated with the continuous development and release of new high-quality biotechnology products. The Company expects research and development expenses to continue to increase in future periods as a result of its ongoing product development program.

Research and development expenses were composed of the following (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Biotechnology	$7,505	$7,196	$14,799	$14,455
Clinical Controls	418	207	826	400

Consolidated research and development expenses	$7,923	$7,403	$15,625	$14,855

Interest Income

Interest income for the quarter and six months ended December 31, 2013 was $545,000 and $1.1 million, respectively, compared to $677,000 and $1.3 million, respectively, for the quarter and six months ended December 31, 2012. The decrease was primarily due to lower cash balances as a result of the Bionostics acquisition in July 2013.

Other Non-operating Expense, Net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees. Amounts were as follows (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Foreign currency gains	$34	$149	$85	$71
Rental income	279	215	489	385
Building expenses related to rental property	(384)	(457)	(949)	(986)
Losses by equity method investees	0	(42)	0	(83)

Other non-operating expense, net	$(71)	$(135)	$(375)	$(613)

Income Taxes

Income taxes for both the quarter and six months ended December 31, 2013 were provided at rates of 30.8% of consolidated earnings before income taxes compared to 32.3% for both the quarter and six months ended December 31, 2012. The decrease in the effective tax rate was primarily the result of decreased tax rates in the U.K. and the increased percentage of pretax income from foreign operations, which are subject to lower income tax rates than U.S. operations. The Company expects the income tax rate for the remainder of fiscal 2014 to range from 30% to 32%.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net earnings	$25,055	$25,364	$52,483	$51,032
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,404	1,196	3,135	2,464
Amortization of intangibles	2,587	1,282	4,775	2,554
Acquisition related professional fees	0	0	532	0
Tax impact of above adjustments	(1,210)	(667)	(2,383)	(1,346)

Net earnings - adjusted	$27,836	$27,175	$58,542	$54,704

Adjusted net earnings growth	2.4%		7.0%

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, cash and cash equivalents and available-for-sale investments were $349 million compared to $465 million at June 30, 2013. Included in available-for-sale-investments at December 31, 2013 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $36.7 million. The fair value of the Company’s CCXI investment at June 30, 2013 was $89.6 million.

At December 31, 2013, approximately 47%, 50%, and 3% of the Company’s cash and cash equivalents of $98.4 million are located in the U.S., United Kingdom and China, respectively. At December 31, 2013, approximately 93% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 7% in China. The Company has either paid U.S. income taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company believes it can meet its cash and working capital requirements, facility expansion and capital addition needs and share repurchase, cash dividend, investment and acquisition strategies for at least the next twelve months through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments.

Cash Flows From Operating Activities

The Company generated cash of $63.9 million from operating activities in the first six months of fiscal 2014 compared to $60.6 million in the first six months of fiscal 2013. The increase from the prior year was primarily due to increased net earnings for the six months adjusted for non-cash expenses related to depreciation and amortization.

Cash Flows From Investing Activities

On July 22, 2013, the Company’s R&D Systems subsidiary acquired, for a net purchase price of $103 million cash, all of the outstanding shares of Bionostics Holdings, Ltd. (Bionostics) and its U.S. operating subsidiary, Bionostics, Inc. Bionostics is a global leader in the development, manufacture and distribution of control solutions that verify the proper operation of in-vitro diagnostic devices primarily utilized in point of care blood glucose and blood gas testing. The acquisition was financed through cash and cash equivalents on hand.

During the six months ended December 31, 2013, the Company purchased $71.9 million and had sales or maturities of $68.5 million of available-for-sale investments. During the six months ended December 31, 2012, the Company purchased $42.6 million and had sales or maturities of $38.9 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first six months of fiscal 2014 and 2013 were $7.5 million and $10.7 million, respectively. Included in capital expenditures for the first six months of fiscal 2014 and 2013 was $4.1 million and $9.6 million, respectively, related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis, Minnesota facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2014 are expected to be approximately $8.4 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first six months of fiscal 2014 and 2013, the Company paid cash dividends of $22.5 million and $21.4 million, respectively, to all common shareholders. On February 4, 2014, the Company announced the payment of a $0.31 per share cash dividend. The dividend of approximately $11.5 million will be payable February 28, 2014 to all common shareholders of record on February 14, 2014.

Cash of $3.6 million and $824,000 was received during the first six months of fiscal 2014 and 2013, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $40,000 and $64,000 for the six months ended December 31, 2013 and 2012, respectively.

During the first six months of fiscal 2013, the Company repurchased 8,324 shares of common stock for its employee stock bonus plans at a cost of $573,000. No contribution to the employee stock bonus plan was made during the first six months of fiscal 2014.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended December 31, 2013.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company’s needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2013 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2013, the Company had a portfolio of fixed income debt securities, excluding those classified as cash and cash equivalents, of $197 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

At December 31, 2013, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $36.7 million. At December 31, 2013, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $3.7 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the six months ended December 31, 2013, approximately 31% of consolidated net sales were made in foreign currencies, including 14% in euros, 6% in British pound sterling, 5% in Chinese yuan and the remaining 6% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Euro	$1.36	$1.30	$1.35	$1.28
British pound sterling	1.63	1.61	1.60	1.60
Chinese yuan	.164	.160	.164	.159

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At December 31, 2013, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,035	$1,676
Other European currencies		£842	$1,362
Intercompany payable in:
Euros		£117	$189
U.S. dollars		£2,299	$3,721
U.S. dollars	yuan	10,429	$1,711

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2013 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2014 earnings into U.S. dollars (annualized)	$2,615
Decrease in translation of net assets of foreign subsidiaries	16,021
Additional transaction losses	543

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

During the six months ended December 31, 2013, the Company enhanced its internal testing approach, including performing additional procedures and expanding the documentation for select controls, to ensure the completeness, existence and accuracy of system generated information used to support the operation of the controls. The Company anticipates that the enhanced testing and documentation, in addition to possible expansion of human resources to improve segregation of duties, will be adequate to remediate the material weakness in future quarters, and that testing to confirm elimination of the material weakness will be complete by the end of the 2014 fiscal year.

In light of the material weakness identified above, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation as of and for the quarter and six months ended December 31, 2013. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 3, 2014, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/13-10/31/13	0	$0	0	$125.2 million
11/1/13-11/30/13	0	$0	0	$125.2 million
12/1/13-12/31/13	0	$0	0	$125.2 million

Total	0	$0	0	$125.2 million

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

TECHNE CORPORATION
(Company)

Date: February 4, 2014	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 4, 2014	/s/ Gregory J. Melsen
Gregory J. Melsen
Principal Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.