Form 10-Q
period 2014-03-31
TECHNE CORP /MN/
filed 2014-05-12
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014, or

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

At May 6, 2014, 36,995,015 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

TECHNE Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales	$95,555	$80,992	$265,240	$231,100
Cost of sales	27,444	19,845	77,422	59,107

Gross margin	68,111	61,147	187,818	171,993

Operating expenses:
Selling, general and administrative	14,666	9,982	43,613	31,266
Research and development	7,676	7,219	23,301	22,074

Total operating expenses	22,342	17,201	66,914	53,340

Operating income	45,769	43,946	120,904	118,653

Other income (expense):
Interest income	529	638	1,641	1,976
Other non-operating expense, net	(229)	(118)	(604)	(731)

Total other income (expense)	300	520	1,037	1,245

Earnings before income taxes	46,069	44,466	121,941	119,898
Income taxes	14,428	11,348	37,817	35,748

Net earnings	31,641	33,118	84,124	84,150

Other comprehensive income (loss):
Foreign currency translation adjustments	733	(9,264)	11,979	(4,232)
Unrealized gains (losses) on available-for-sale investments, net of tax of $42, $6,610, ($16,887) and ($2,659), respectively	5,311	11,851	(30,441)	(4,706)

Other comprehensive income (loss)	6,044	2,587	(18,462)	(8,938)

Comprehensive income	$37,685	$35,705	$65,662	$75,212

Earnings per share:
Basic	$0.86	$0.90	$2.28	$2.28
Diluted	$0.85	$0.90	$2.27	$2.28
Cash dividends per common share:	$0.31	$0.30	$0.91	$0.88
Weighted average common shares outstanding:
Basic	36,911	36,842	36,878	36,835
Diluted	37,053	36,908	36,995	36,901

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TECHNE Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2014 (unaudited)	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$123,603	$163,786
Short-term available-for-sale investments	96,528	169,151
Trade accounts receivable, less allowance for doubtful accounts of $488 and $428, respectively	48,501	38,183
Other receivables	1,957	1,992
Deferred income taxes	8,509	0
Inventories	38,386	34,877
Prepaid expenses	2,047	1,527

Total current assets	319,531	409,516

Available-for-sale investments	151,357	132,376
Property and equipment, net	116,649	108,756
Goodwill	144,654	84,336
Intangible assets, net	96,110	40,552
Other assets	2,265	2,562

	$830,566	$778,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,418	$6,236
Salaries, wages and related accruals	6,462	4,025
Accrued expenses	3,806	9,603
Income taxes payable	5,678	2,276
Deferred income taxes	0	9,944

Total current liabilities	24,364	32,084

Deferred income taxes	29,161	8,473
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 36,925,781 and 36,834,678, respectively	369	368
Additional paid-in capital	142,658	134,895
Retained earnings	637,923	587,725
Accumulated other comprehensive income	(3,909)	14,553

Total shareholders’ equity	777,041	737,541

	$830,566	$778,098

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TECHNE Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$84,124	$84,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,864	9,279
Costs recognized on sale of acquired inventory	4,312	3,496
Deferred income taxes	(4,098)	(2,054)
Stock-based compensation expense	2,635	1,374
Other	424	382
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	(6,862)	(2,319)
Inventories	(704)	(2,032)
Prepaid expenses	(38)	(240)
Trade accounts payable and accrued expenses	575	(215)
Salaries, wages and related accruals	1,463	636
Income taxes payable	3,146	1,118

Net cash provided by operating activities	98,841	93,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(103,149)	0
Purchase of available-for-sale investments	(89,283)	(89,099)
Proceeds from sales of available-for-sale investments	43,375	26,367
Proceeds from maturities of available-for-sale investments	46,754	53,987
Additions to property and equipment	(11,719)	(17,108)
Distributions from unconsolidated entities	85	0
Increase in other long-term assets	(60)	(592)

Net cash used in investing activities	(113,997)	(26,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(33,925)	(32,413)
Proceeds from stock option exercises	5,128	824
Excess tax benefit from stock option exercises	0	69
Purchase of common stock for stock bonus plans	0	(573)

Net cash used in financing activities	(28,797)	(32,093)

Effect of exchange rate changes on cash and cash equivalents	3,770	(999)

Net increase in cash and cash equivalents	(40,183)	34,038
Cash and cash equivalents at beginning of period	163,786	116,675

Cash and cash equivalents at end of period	$123,603	$150,713

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

B. Acquisition

On July 22, 2013, the Company acquired for cash all of the outstanding shares of Bionostics Holdings, Ltd. (Bionostics) and its U.S. operating subsidiary, Bionostics, Inc. Bionostics is a global leader in the development, manufacture and distribution of control solutions that verify the proper operation of in-vitro diagnostic devices primarily utilized in point of care blood glucose and blood gas testing. Bionostics is included in the Company’s Clinical Controls segment.

In connection with the Bionostics acquisition, the Company recorded $14.4 million of developed technology intangible assets that have an estimated useful life of 9 years, $2.7 million of trade name intangible assets that have an estimated useful life of 5 years, $2.4 million related to non-compete agreements that have an estimated useful life of 3 years, and $41.0 million related to customer relationships that have an estimated useful life of 14 years. Intangible asset amortization from this acquisition is not deductible for income tax purposes.

Goodwill recorded as a result of the Bionostics acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. Goodwill from this acquisition is not deductible for income tax purposes.

Transaction costs of $0.5 million and $0.6 million were included in the Company’s selling, general and administrative costs during the quarters ended September 30, 2013 and June 30, 2013, respectively.

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

The Company’s condensed consolidated financial statements for the quarter and nine months ended March 31, 2014, include Bionostics net sales of $9.3 million and $23.5 million, respectively, and net income of $0.7 million and $1.0 million, respectively. Included in Bionostics results for the quarter and nine months ended March 31, 2014 were amortization of intangibles of $1.5 million and $4.0 million, respectively, and costs recognized on the sales of acquired inventory of $0.3 million and $1.4 million, respectively.

C. Available-For-Sale Investments:

The Company’s available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company’s available-for-sale investments at March 31, 2014 and June 30, 2013 were $248 million and $302 million, respectively. The amortized cost basis of the Company’s available-for-sale investments at March 31, 2014 and June 30, 2013 were $235 million and $241 million, respectively.

Included in the Company’s available-for-sale securities is an investment in the common stock and warrants of ChemoCentryx, Inc. (CCXI). The fair value of the Company’s investment was $42.1 million and $89.6 million at March 31, 2014 and June 30, 2013, respectively. The cost basis of the Company’s investment in CCXI was $29.5 million at both March 31, 2014 and June 30, 2013.

D. Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2014	2013
Raw materials	$9,081	$5,885
Finished goods	29,305	28,992

	$38,386	$34,877

E. Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2014	2013
Cost:
Land	$7,437	$7,438
Buildings and improvements	149,739	142,656
Machinery and equipment	51,743	39,706

	208,919	189,800
Accumulated depreciation and amortization	(92,270)	(81,044)

	$116,649	$108,756

F. Intangible Assets and Goodwill:

Intangible assets and goodwill consist of (in thousands):

	March 31,	June 30,
	2014	2013
Developed technology	$45,279	$28,656
Trade names	20,985	17,659
Customer relationships	49,904	8,613
Non-compete agreement	2,800	400

	118,968	55,328
Accumulated amortization	(22,858)	(14,776)

	$96,110	$40,552

Goodwill	$144,654	$84,336

Changes to the carrying amount of net intangible assets for the nine months ended March 31, 2014 consists of (in thousands):

Beginning balance	$40,552
Acquisition	60,500
Amortization expense	(7,380)
Currency translation	2,438

Ending balance	$96,110

The estimated future amortization expense for intangible assets as of March 31, 2014 is as follows (in thousands):

Period Ending June 30:
2014	$2,611
2015	10,442
2016	10,422
2017	9,612
2018	9,562
Thereafter	53,461

$96,110

The change in the carrying amount of goodwill for the nine months ended March 31, 2014 resulted from the Bionostics acquisition and currency translation.

G. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Weighted average common shares outstanding-basic	36,911	36,842	36,878	36,835
Dilutive effect of stock options	142	66	117	66

Weighted average common shares outstanding-diluted	37,053	36,908	36,995	36,901

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 55,000 and 115,000 for the quarter and nine months ended March 31, 2014, respectively. The number of potentially dilutive option shares excluded from the calculation was 222,000 for both the quarter and nine months ended March 31, 2013.

H. Segment Information:

The Company has two reportable segments based on the nature of products (biotechnology and clinical controls). Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
External sales
Biotechnology	$80,134	$75,285	$223,881	$214,416
Clinical Controls	15,421	5,707	41,359	16,684

Consolidated net sales	$95,555	$80,992	$265,240	$231,100

Earnings before income taxes
Biotechnology	$44,593	$43,246	$120,589	$117,123
Clinical Controls	3,157	2,247	7,225	6,498

Segment earnings before income taxes	47,750	45,493	127,814	123,621
Unallocated corporate expenses and equity method investee losses	(1,681)	(1,027)	(5,873)	(3,723)

Consolidated earnings before income taxes	$46,069	$44,466	$121,941	$119,898

I. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income (loss) consists of (in thousands):

	March 31,	June 30,
	2014	2013
Foreign currency translation adjustments	$(12,302)	$(24,281)
Net unrealized gain on available-for-sale investments, net of tax	8,393	38,834

	$(3,909)	$14,553

J. Subsequent Event:

On April 1, 2014, the Company entered into an Agreement of Investment and Merger (the Agreement) with CyVek, Inc. (CyVek). Pursuant to the terms of the Agreement, the Company invested $10.0 million in CyVek and received shares of Common Stock representing approximately 20% of the outstanding voting stock of CyVek.

If, within twelve months of the date of the Agreement, CyVek meets commercial milestones related to the sale of its products, the Company will acquire CyVek through a merger, with CyVek surviving as a wholly-owned subsidiary of the Company. If the Merger is consummated, the Company will make an initial payment of $60.0 million to the other stockholders of CyVek. The purchase price payable at the closing of the Merger may be adjusted based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek’s other stockholders up to $35.0 million based on the revenue generated by CyVek’s products and related products before the date that is 30 months from the closing of the Merger. The Company will also pay CyVek’s other stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Techne Corporation and Subsidiaries (the Company), d/b/a Bio-Techne, is a global life sciences company providing innovative bioactive tools and resources for the research and clinical diagnostic communities. Bio-Techne products assist scientific investigations into biological processes and the nature and progress of specific diseases. They aid in drug discovery efforts and provide the means for accurate clinical tests and diagnoses.

The Company has two reportable segments based on the nature of its products (biotechnology and clinical controls). R&D Systems, Inc.’s Biotechnology Division, R&D Systems Europe Ltd., Tocris Holdings Limited, R&D Systems China Co., Ltd., BiosPacific, Inc. and Boston Biochem, Inc. operating segments are included in the biotechnology reporting segment. The Company’s biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Company’s clinical controls reporting segment, which consists of R&D Systems, Inc.’s Clinical Controls Division and Bionostics, Inc., develop and manufacture controls and calibrators for sale world-wide.

RESULTS OF OPERATIONS

Consolidated net sales increased 18.0% and 14.8% for the quarter and nine months ended March 31, 2014, respectively, compared to the quarter and nine months ended March 31, 2013. Consolidated net earnings decreased 4.5% and were unchanged for the quarter and nine months ended March 31, 2014, respectively, compared to the same prior-year periods. Consolidated net sales for the quarter and nine months ended March 31, 2014 were affected by the Bionostics acquisition, which closed in July 2013, and changes in foreign currency exchange rates from the same prior-year periods. Included in consolidated net sales for the quarter and nine months ended March 31, 2014 were $9.3 million and $23.5 million of acquisition-related net sales. A weaker U.S. dollar as compared to foreign currencies increased sales by $1.0 million and $2.2 million in the quarter and nine months ended March 31, 2014, respectively, from the comparable prior-year periods.

Net Sales

Consolidated organic net sales, excluding the impact of the acquisition and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan) into U.S. dollars, were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Consolidated net sales	$95,555	$80,992	$265,240	$231,100
Organic sales adjustments:
Acquisition	(9,311)	0	(23,507)	0
Impact of foreign currency fluctuations	(977)	0	(2,230)	0

Consolidated organic net sales	$85,267	$80,992	$239,503	$231,100

Organic sales growth (decline)	5.3%	(3.0%)	3.6%	(0.9%)

Net sales by reportable segment were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Biotechnology	$80,134	$75,285	$223,881	$214,416
Clinical Controls	15,421	5,707	41,359	16,684

Consolidated net sales	$95,555	$80,992	$265,240	$231,100

Biotechnology segment net sales increased $4.8 million (6.4%) and $9.5 million (4.4%) for the quarter and nine months ended March 31, 2014 compared to the same prior-year periods. The increase in net sales for the quarter and nine months ended March 31, 2014 was affected by changes in exchange rates from the comparable prior-year periods, which increased sales by $1.0 million and $2.2 million for the quarter and nine months ended March 31, 2014, as noted above. Included in consolidated net sales for the quarter and nine months ended March 31, 2014 were $0.9 million and $1.8 million, respectively, of sales of new biotechnology products that had their first sale in fiscal 2014.

Biotechnology segment sales growth (decline) from the same prior-year periods were as follows:

	Reported		Excluding Currency Impact
	Quarter Ended		Quarter Ended
	March 31,		March 31,
	2014	2013	2014	2013
U.S. industrial, pharmaceutical and biotechnology	4.2%	(2.5%)	4.2%	(2.5%)
U.S. academic	(11.7%)	(8.5%)	(11.7%)	(8.5%)
Europe	12.9%	(10.8%)	7.7%	(10.3%)
China	4.8%	25.3%	2.0%	24.9%
Pacific rim distributors, excluding China	12.0%	9.6%	12.0%	9.6%

	Reported		Excluding Currency Impact
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
U.S. industrial, pharmaceutical and biotechnology	4.4%	(4.2%)	4.4%	(4.2%)
U.S. academic	(9.6%)	(5.5%)	(9.6%)	(5.5%)
Europe	6.7%	(6.1%)	2.4%	(2.0%)
China	26.6%	20.2%	23.3%	19.4%
Pacific rim distributors, excluding China	11.1%	4.7%	11.1%	4.7%

Biotechnology segment net sales consisted of the following:

Nine Months Ended March 31,
2014
United States:
Industrial, pharmaceutical and biotechnology	29%
Academic	12%
Other	12%

53%
Europe	29%
China	6%
Pacific rim distributors, excluding China	10%
Rest of world	2%

100%

Clinical Controls segment net sales increased $9.7 million and $24.7 million for the quarter and nine months ended March 31, 2014, respectively, compared to the same prior-year periods. The increase in net sales for the quarter and nine months ended March 31, 2014 was affected by the acquisition of Bionostics in July 2013. Excluding Bionostic sales, Clinical Controls segment sales growth was $0.4 million (7.1%) and $1.2 million (7.0%) for the quarter and nine months ended March 31, 2014, respectively. These increases were a result of strong demand for its products and solid execution by the team.

Gross Margins

Fluctuations in gross margins, as a percentage of net sales, are typically the result of changes in foreign currency exchange rates, changes in product mix and seasonality. Such fluctuations are normal and expected to continue in future periods.

Consolidated gross margins for the quarters and nine months ended March 31, 2014 and 2013 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Consolidated gross margin percentage	71.3%	75.5%	70.8%	74.4%
Identified adjustments
Costs recognized upon sale of acquired inventory	1.2%	1.3%	1.6%	1.5%
Amortization of intangibles	1.1%	0.9%	1.2%	1.0%

Adjusted gross margin percentage	73.6%	77.7%	73.6%	76.9%

Segment gross margins, as a percentage of net sales, were as follows:

	Quarter Ended		Nine Months Ended
	March 31		March 31,
	2014	2013	2014	2013
Biotechnology	77.3%	77.5%	76.9%	76.4%
Clinical Controls	39.8%	49.0%	38.1%	49.0%
Consolidated	71.3%	75.5%	70.8%	74.4%

Biotechnology segment gross margin percentages for the quarter and nine months ended March 31, 2014 remained stable from the same prior-year periods. Clinical Controls segment gross margin percentages for the quarter and nine months ended March 31, 2014 decreased from the comparable prior-year period mainly as a result of intangible amortization and cost recognized upon the sale of inventory acquired in July 2013, in conjunction with the acquisition of Bionostics.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.7 million (46.9%) and $12.3 million (39.5%) for the quarter and nine months ended March 31, 2014, respectively, from the same prior-year periods. The increase for the quarter and nine months ended March 31, 2014 was mainly a result of the Bionostics acquisition, including $1.0 million and $3.1 million, respectively, of selling, general and administrative expense by Bionostics, and $1.1 million and $2.9 million of intangible amortization for the quarter and nine months ended March 31, 2014, respectively. Selling, general and administrative expenses included $0.4 million and $0.9 million of professional fees related to acquisition activities for the quarter and nine months ended March 31, 2014, respectively. These expenses also included an increase in stock compensation expense of $0.5 million and $1.3 million for the quarter and nine months ended March 31, 2014, respectively, as a result of increased options and restricted stock granted in fiscal 2014. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure since the third quarter of fiscal 2013.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Biotechnology	$10,655	$8,941	$31,011	$27,304
Clinical Controls	2,533	375	7,316	1,173
Unallocated corporate expenses	1,478	666	5,286	2,789

Consolidated selling, general and administrative expenses	$14,666	$9,982	$43,613	$31,266

Research and Development Expenses

Research and development expenses for the quarter and nine months ended March 31, 2014 increased $0.5 million (6.3%) and $1.2 million (5.6%), respectively, from the same prior-year periods. Included in research and development expenses for the quarter and nine months ended March 31, 2014 were $0.2 million and $0.6 million, respectively, of expenses by Bionostics. The remainder of the increase in research and development expense for the quarter and nine months was due to personnel and supply costs associated with the continuous development and release of new high-quality biotechnology products. The Company expects research and development expenses to continue to increase in future periods as a result of its ongoing product development program.

Research and development expenses were composed of the following (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Biotechnology	$7,212	$7,015	$22,011	$21,470
Clinical Controls	464	204	1,290	604

Consolidated research and development expenses	$7,676	$7,219	$23,301	$22,074

Interest Income

Interest income for the quarter and nine months ended March 31, 2014 was $0.5 million and $1.6 million, respectively, compared to $0.6 million and $2.0 million, respectively, for the quarter and nine months ended March 31, 2013. The decrease was primarily due to lower cash balances as a result of the Bionostics acquisition in July 2013.

Other Non-operating Expense, Net

Other non-operating expense, net, consists mainly of foreign currency transaction gains and losses, rental income, building expenses related to rental property, and the Company’s share of losses by equity method investees. Amounts were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Foreign currency gains	$8	$289	$93	$360
Rental income	248	196	737	581
Building expenses related to rental property	(485)	(572)	(1,434)	(1,558)
Losses by equity method investees	0	(31)	0	(114)

Other non-operating expense, net	$(229)	$(118)	$(604)	$(731)

Income Taxes

Income taxes for the quarter and nine months ended March 31, 2014 were provided at rates of 31.3% and 31.0%, respectively, of consolidated earnings before income taxes compared to 25.5% and 29.8%, respectively for the quarter and nine months ended March 31, 2013. Included in income tax expense for the quarter and nine months ended March 31, 2013 was a $1.2 million credit for research and development expenses for the period of January 2012 through March 2013. Also included in income tax expense for the quarter and nine months ended March 31, 2013 were credits to U.S. income taxes of $1.1 million and $0.5 million, respectively, related to changes in estimates of foreign source income.

The Company expects the income tax rate for the remainder of fiscal 2014 to range from 30% to 32%.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net earnings	$31,641	$33,118	$84,124	$84,150
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,177	1,032	4,312	3,496
Amortization of intangibles	2,605	1,252	7,380	3,806
Acquisition related professional fees	395	0	927	0
Tax impact of above adjustments	(1,169)	(619)	(3,552)	(1,965)
Tax impact of research and development credit	0	(1,186)	(476)	(1,186)
Tax impact of foreign source income	36	(1,138)	136	(500)

Net earnings—adjusted	$34,685	$32,459	$92,851	$87,801

Adjusted net earnings growth	6.9%		5.8%

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, cash and cash equivalents and available-for-sale investments were $371 million compared to $465 million at June 30, 2013. Included in available-for-sale-investments at March 31, 2014 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $42.1 million. The fair value of the Company’s CCXI investment at June 30, 2013 was $89.6 million.

At March 31, 2014, approximately 47%, 47%, and 6% of the Company’s cash and cash equivalents of $124 million are located in the U.S., United Kingdom and China, respectively. At March 31, 2014, approximately 95% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 5% in China. The Company has either paid U.S. income taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations.

The Company believes it can meet its cash and working capital requirements, capital addition, share repurchase, cash dividend and investment strategy needs for at least the next twelve months through currently available funds, cash generated from operations and maturities or sales of available-for-sale investments. Future acquisition strategies may, or may not, require outside sources of funding.

Cash Flows From Operating Activities

The Company generated cash of $98.8 million from operating activities in the first nine months of fiscal 2014 compared to $93.6 million in the first nine months of fiscal 2013. The increase from the prior year was primarily due to increased net earnings after adjustment for non-cash expenses related to depreciation, amortization and cost recognized on sale of acquired inventory.

Cash Flows From Investing Activities

On July 22, 2013, the Company acquired, for a net purchase price of $103 million cash, all of the outstanding shares of Bionostics Holdings, Ltd. (Bionostics) and its U.S. operating subsidiary, Bionostics, Inc. Bionostics is a global leader in the development, manufacture and distribution of control solutions that verify the proper operation of in-vitro diagnostic devices primarily utilized in point of care blood glucose and blood gas testing. The acquisition was financed through cash and cash equivalents on hand.

During the nine months ended March 31, 2014, the Company purchased $89.3 million and had sales or maturities of $90.1 million of available-for-sale investments. During the nine months ended March 31, 2013, the Company purchased $89.1 million and had sales or maturities of $80.4 million of available-for-sale investments. The Company’s investment policy is to place excess cash in municipal and corporate bonds and other investments with maturities of less than three years. The objective of this policy is to obtain the highest possible return while minimizing risk and keeping the funds accessible.

Capital expenditures for fixed assets for the first nine months of fiscal 2014 and 2013 were $11.7 million and $17.1 million, respectively. Included in capital expenditures for the first nine months of fiscal 2014 and 2013 was $5.8 million and $15.1 million, respectively, related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis, Minnesota facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2014 are expected to be approximately $2.8 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Subsequent to the end of the third quarter of fiscal 2014, the Company invested $10.0 million in CyVek, Inc. (CyVek) representing approximately 20% of the outstanding voting stock of CyVek.

Cash Flows From Financing Activities

During the first nine months of fiscal 2014 and 2013, the Company paid cash dividends of $33.9 million and $32.4 million, respectively, to all common shareholders. On April 28, 2014, the Company announced the payment of a $0.31 per share cash dividend. The dividend of approximately $11.5 million will be payable May 23, 2014 to all common shareholders of record on May 9, 2014.

Cash of $5.1 million and $0.8 million was received during the first nine months of fiscal 2014 and 2013, respectively, from the exercise of stock options. The Company also recognized excess tax benefits from stock option exercises of $0.1 million for the nine months ended March 31, 2013.

During the first nine months of fiscal 2013, the Company repurchased 8,324 shares of common stock for its employee stock bonus plans at a cost of $0.6 million. No contribution to the employee stock bonus plan was made during the first nine months of fiscal 2014.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended March 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2014, the Company had a portfolio of fixed income debt securities, excluding those classified as cash and cash equivalents, of $206 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As the Company’s fixed income securities are classified as available-for-sale, no gains or losses are recognized by the Company in its consolidated statements of earnings due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds its fixed income securities until maturity and, historically, has not recorded any material gains or losses on any sale prior to maturity.

At March 31, 2014, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $42.1 million. At March 31, 2014, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $4.2 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the nine months ended March 31, 2014, approximately 30% of consolidated net sales were made in foreign currencies, including 15% in euros, 5% in British pound sterling, 4% in Chinese yuan and the remaining 6% in other European currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Euro	$1.37	$1.32	$1.36	$1.29
British pound sterling	1.66	1.54	1.62	1.58
Chinese yuan	.163	.161	.164	.160

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At March 31, 2014, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,403	$2,338
Other European currencies		£1,173	$1,955
Intercompany payable in:
Euros		£509	$848
U.S. dollars		£5,617	$9,361
U.S. dollars	yuan	8,273	$1,344

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2014 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2014 earnings into U.S. dollars (annualized)	$2,585
Decrease in translation of net assets of foreign subsidiaries	16,967
Additional transaction losses	1,071

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

During the nine months ended March 31, 2014, the Company enhanced its internal testing approach, including performing additional procedures and expanding the documentation for select controls, to ensure the completeness, existence and accuracy of system generated information used to support the operation of the controls. The Company anticipates that the enhanced testing and documentation, in addition to possible expansion of human resources to improve segregation of duties, will be adequate to remediate the material weakness in future quarters, and that testing to confirm elimination of the material weakness will be complete by the end of the 2014 fiscal year.

In light of the material weakness identified above, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation as of and for the quarter and nine months ended March 31, 2014. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 12, 2014, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the repurchases of Company common stock for the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/14-1/31/14	0	$0	0	$125.2 million
2/1/14-2/28/14	0	$0	0	$125.2 million
3/1/14-3/31/14	0	$0	0	$125.2 million

Total	0	$0	0	$125.2 million

In April 2009, the Company authorized a plan for the repurchase and retirement of $60.0 million of its common stock. The plan does not have an expiration date. In October 2012, the Company increased the amount authorized under the plan by $100 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See “exhibit index” following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNE CORPORATION
(Company)

Date: May 12, 2014	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 12, 2014	/s/ James Hippel
James Hippel
Principal Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

TECHNE CORPORATION

Exhibit #	Description

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.