Form 10-Q
period 2014-09-30
BIO-TECHNE Corp
filed 2014-11-10
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17272

BIO-TECHNE CORPORATION

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

At November 6, 2014, 37,076,377 shares of the Company’s Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2014	2013
Net sales	$108,477	$85,668
Cost of sales	35,411	24,554

Gross margin	73,066	61,114

Operating expenses:
Selling, general and administrative	28,701	14,021
Research and development	9,149	7,702

Total operating expenses	37,850	21,723

Operating income	35,216	39,391
Other (expense) income	(618)	263

Earnings before income taxes	34,598	39,654
Income taxes	10,691	12,226

Net earnings	23,907	27,428

Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,103)	7,902
Unrealized losses on available-for-sale investments, net of tax of ($100) and ($17,396), respectively	(8,488)	(36,776)

Other comprehensive loss	(17,591)	(28,874)

Comprehensive income (loss)	$6,316	$(1,446)

Earnings per share:
Basic	$0.65	$0.74
Diluted	$0.64	$0.74
Cash dividends per common share:	$0.31	$0.30
Weighted average common shares outstanding:
Basic	37,007	36,842
Diluted	37,148	36,928

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2014 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$98,239	$318,568
Short-term available-for-sale investments	32,573	44,786
Trade accounts receivable, less allowance for doubtful accounts of $492 and $487, respectively	60,869	47,874
Other receivables	668	7,127
Inventories	52,195	38,847
Prepaid expenses	4,419	2,588
Deferred income taxes	19,148	9,623

Total current assets	268,111	469,413

Available-for-sale investments	3,575	3,575
Property and equipment, net	122,006	117,120
Intangible assets, net	307,508	108,776
Goodwill	305,234	151,473
Investments in unconsolidated entities	10,000	10,446
Other assets	1,826	1,688

	$1,018,260	$862,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,571	$9,652
Salaries, wages and related accruals	9,869	6,158
Accrued expenses	6,709	4,136
Income taxes payable	1,975	496
Deferred revenue, current	2,545	0
Related party note payable, current	5,949	5,949

Total current liabilities	40,618	26,391

Deferred income taxes	64,524	33,838
Related party note payable, long-term	6,997	6,997
Long-term debt obligations	112,000	0
Other long-term liabilities	708	0
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,029,777 and 37,002,203, respectively	370	370
Additional paid-in capital	150,308	147,004
Retained earnings	665,714	653,279
Accumulated other comprehensive loss	(22,979)	(5,388)

Total shareholders’ equity	793,413	795,265

	$1,018,260	$862,491

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,907	$27,428
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,559	4,090
Costs recognized on sale of acquired inventory	3,167	1,731
Deferred income taxes	(1,617)	(1,329)
Stock-based compensation expense	1,362	569
Other	68	120
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	422	(106)
Inventories	(2,326)	(296)
Prepaid expenses	8	(305)
Trade accounts payable and accrued expenses	(1,487)	(828)
Salaries, wages and related accruals	2,528	1,420
Income taxes payable	1,127	91

Net cash provided by operating activities	35,718	32,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(360,175)	(103,049)
Purchase of available-for-sale investments	0	(27,010)
Proceeds from sales of available-for-sale investments	0	12,700
Proceeds from maturities of available-for-sale investments	9,880	16,090
Additions to property and equipment	(4,905)	(3,811)
Distributions from unconsolidated entities	446	85
Other	0	(138)

Net cash used in investing activities	(354,754)	(105,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(11,472)	(11,051)
Proceeds from stock option exercises	1,864	1,145
Excess tax benefit from stock option exercises	78	4
Borrowings under line-of-credit agreement	125,000	0
Payments on line-of-credit	(13,000)	0

Net cash provided by (used in) financing activities	102,470	(9,902)

Effect of exchange rate changes on cash and cash equivalents	(3,763)	2,520

Net decrease in cash and cash equivalents	(220,329)	(79,930)
Cash and cash equivalents at beginning of period	318,568	163,786

Cash and cash equivalents at end of period	$98,239	$83,856

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

(unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies:

The interim consolidated financial statements of Bio-Techne Corporation (formerly Techne Corporation) and subsidiaries, (the Company) presented here have been prepared by the Company and are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K for fiscal 2014. A summary of significant accounting policies followed by the Company is detailed in the Company’s Annual Report on Form 10-K for fiscal 2014. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

Available-For-Sale Investments:

The Company’s available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company’s available-for-sale investments at September 30, 2014 and June 30, 2014 were $36.1 million and $48.4 million, respectively. The decrease was primarily due to the change in the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI). The amortized cost basis of the Company’s available-for-sale investments at September 30, 2014 and June 30, 2014 were $37.1 million and $40.7 million, respectively.

Included in the Company’s available-for-sale securities is an investment in the common stock and warrants of CCXI. The fair value of the Company’s investment was $28.5 million and $37.1 million at September 30, 2014 and June 30, 2014, respectively. The cost basis of the Company’s investment in CCXI was $29.5 million at both September 30, 2014 and June 30, 2014.

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2014	2014
Raw materials	$15,346	$9,852
Finished goods	36,849	28,995

Inventories, net	$52,195	$38,847

At both September 30, 2014 and June 30, 2014, the Company had approximately $30 million of excess protein, antibody and chemically-based inventory on hand which was not valued.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2014	2014
Land	$7,405	$7,468
Buildings and improvements	153,728	149,442
Machinery and equipment	55,898	53,067

Property and equipment, cost	217,031	209,977
Accumulated depreciation and amortization	(95,025)	(92,857)

Property and equipment, net	$122,006	$117,120

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30	June 30,
	2014	2014
Developed technology	$93,109	$48,166
Trade names	65,995	24,280
Customer relationships	176,262	59,240
Non-compete agreements	3,309	3,109

Intangible assets	338,675	134,795
Accumulated amortization	(31,167)	(26,019)

Intangible assets, net	$307,508	$108,776

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2014 consist of (in thousands):

Beginning balance	$108,776
Acquisitions	205,810
Amortization expense	(5,726)
Currency translation	(1,352)

Ending balance	$307,508

The estimated future amortization expense for intangible assets as of September 30, 2014 is as follows (in thousands):

Period Ending June 30:
2015	$20,380
2016	27,153
2017	26,326
2018	26,129
2019	25,515
Thereafter	182,005

$307,508

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended September 30, 2014 consist of (in thousands):

Beginning balance	$151,473
Acquisitions	156,200
Currency translation	(2,439)

Ending balance	$305,234

Note 2. Acquisitions:

The Company’s acquisitions have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill. The goodwill is due to strategic benefits of growing the Company’s product portfolio, expected revenue growth from the increased market penetration from future products and customers, and expectations of synergies that will be realized by combining the businesses. Acquisitions have been accounted for using the purchase method of accounting and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition costs are recorded in selling, general and administrative expenses as incurred.

On July 2, 2014, the Company acquired all of the issued and outstanding equity interests of Novus Holdings LLC (Novus). The acquisition was funded entirely by cash on-hand. Novus broadens the Company’s antibody offerings by being a supplier of a large portfolio of both outsourced and in-house developed antibodies and other reagents for life science research. Novus is included in the Company’s Biotechnology segment. The purchase price of Novus exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is tax deductible.

On July 31, 2014, the Company acquired ProteinSimple. ProteinSimple expands the Company’s solutions that it can offer its customers by developing and commercializing proprietary systems and consumables for protein analysis. The Company opened a line-of-credit (Note 8) to partially fund the acquisition. The purchase price of ProteinSimple exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. ProteinSimple is included in the Company’s Protein Platforms segment.

The preliminary estimated fair value of the assets acquired and liabilities assumed in each acquisition, pending final valuation of intangible assets, was as follows (in thousands):

	Novus	ProteinSimple
Current assets	$10,739	$20,321
Equipment	1,266	1,983
Other long-term assets	40	554
Intangible Assets:
Developed technology	5,110	41,200
Trade name	5,800	36,300
Customer relationships	16,100	101,100
Non-compete agreements	0	200
Goodwill	23,233	132,967

Total assets acquired	62,288	334,625
Liabilities	2,166	11,304
Deferred income taxes, net	0	23,268

Net assets acquired	$60,122	$300,053

Cash paid, net of cash acquired	$60,122	$300,053

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The purchase price allocated to developed technology, trade names, non-compete agreements and customer relationships was based on management’s forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, the non-compete agreements and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The weighted-average amortization periods for intangible assets acquired in fiscal 2015 are 9.6 years for developed technology, 19.5 years for trade names and 14.8 years for customer relationships. The non-compete agreements are being amortized over three years. The ProteinSimple deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes and the future tax benefit of ProteinSimple net operating loss and tax credit carry forwards which will be deductible by the Company in future periods.

The Company’s Condensed Consolidated Financial Statements for the quarter ended September 30, 2014, include Novus and ProteinSimple net sales of $5.5 million and $12.9 million, respectively, and net losses of $0.2 million and $1.8 million, respectively. Included in Novus results were amortization of intangibles of $0.6 million and costs recognized on the sales of acquired inventory of $0.5 million, respectively. Included in ProteinSimple results were amortization of intangibles of $2.2 million and costs recognized on the sales of acquired inventory of $1.4 million, respectively.

Note 3. Segment Information:

The Company’s management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses. Prior period segment results, which reported segment earnings before income taxes, have been reclassified to reflect segment performance based on operating income.

With the acquisition of ProteinSimple on July 31, 2014, the Company has three reportable segments based on the nature of products; they are Biotechnology, Clinical Controls and Protein Platforms. Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended
	September 30,
	2014	2013
Net sales:
Biotechnology	$81,468	$73,190
Clinical Controls	14,095	12,478
Protein Platforms	12,914	0

Consolidated net sales	$108,477	$85,668

Segment operating income
Biotechnology	$42,020	$40,988
Clinical Controls	4,535	4,019
Protein Platforms	2,604	0

Subtotal reportable segments	49,159	45,007
Cost recognized on sale of acquired inventory	(3,167)	(1,731)
Amortization of acquisition related intangible assets	(5,728)	(2,188)
Corporate selling, general and administrative expenses	(2,678)	(1,165)
Acquisition related expenses	(2,370)	(532)

Consolidated operating income	$35,216	$39,391

Note 4. Share-based Compensation:

During the quarters ended September 30, 2014 and 2013, the Company granted 467,000 and 135,000 stock options at weighted average grant prices of $93.95 and $76.02 and weighted average fair values of $13.93 and $13.94, respectively. During the quarter ended September 30, 2014, the Company granted 34,000 restricted stock units at a weighted average fair value of $93.70. The Company did not grant any restricted stock units during the quarter ended September 30, 2013.

Stock-based compensation expense of $1.4 million and $0.6 million was included in selling, general and administrative expenses for the quarters ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $9.7 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 1.5 years.

Stock options for 28,000 and 19,000 shares of common stock with total intrinsic values of $0.8 million and $0.2 million were exercised during the quarters ended September 30, 2014 and 2013, respectively.

Note 5. Other (Expense) / Income:

The components of other (expense) income in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2014	2013
Interest expense	$(311)	$(0)
Interest income	185	567
Other non-operating expense, net	(492)	(304)

Other (expense) / income	$(618)	$263

Note 6. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended
	September 30,
	2014	2013
Weighted average common shares outstanding-basic	37,007	36,842
Dilutive effect of stock options	141	86

Weighted average common shares outstanding-diluted	37,148	36,928

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 575,000 and 223,000 for the quarters ended September 30, 2014 and 2013, respectively.

Note 7. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the quarter ended September 30, 2014 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$3,074	$(8,462)	$(5,388)
Other comprehensive income before reclassifications	(8,488)	(9,103)	(17,591)
Reclassifications from accumulated other comprehensive income	0	0	0

Other comprehensive income	(8,488)	(9,103)	(17,591)

Ending balance	$(5,414)	$(17,565	$(22,979)

Note 8. Debt and Other Financing Arrangements:

On July 28, 2014, the Company entered into a revolving line-of-credit facility governed by a Credit Agreement (the Credit Agreement). The Credit Agreement provides for a revolving credit facility of $150 million, which can be increased by an additional $150 million subject to certain conditions. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement for base rate loans bear interest at a variable rate equal to the greater of (i) the prime commercial rate, (ii) the per annum federal funds rate plus 0.5%, or (iii) LIBOR + 1.00% - 1.75% depending on the existing total leverage ratio of Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the Credit Agreement). The annualized fee for any unused portion of the credit facility is 15 basis points.

The Credit Agreement matures on July 31, 2019 and contains customary restrictive and financial covenants and customary events of default. On July 31, 2014, the Company drew $125 million on the Credit Agreement in relation to the closing of the ProteinSimple acquisition. As of September 30, 2014, the outstanding balance under the Credit Agreement was $112 million.

Note 9. Subsequent Event:

On April 1, 2014, the Company entered into an Agreement of Investment and Merger (the Agreement) with CyVek, Inc. (CyVek). Pursuant to the terms of the Agreement, the Company invested $10.0 million in CyVek and received shares of Common Stock representing approximately 19.9% of the outstanding voting stock of CyVek.

If, within twelve months of the date of the Agreement, CyVek met commercial milestones related to the sale of its products, the Company was obligated to acquire CyVek through a merger, with CyVek surviving as a wholly-owned subsidiary of the Company.

On November 3, 2014, the Company acquired CyVek through a merger. The Company made an initial payment of approximately $62.0 million to the other stockholders of CyVek on November 3, 2014. Such purchase price was adjusted after closing based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek’s other stockholders up to $35.0 million based on the revenue generated by CyVek’s products and related products before May 3, 2018 (30 months from the closing of the Merger). The Company will also pay CyVek’s other stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020.

The approximately $62.0 million paid at closing was financed through cash on hand and $38.0 million borrowing under the Company’s revolving line-of-credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bio-Techne Corporation (formerly Techne Corporation) and its subsidiaries operate worldwide and, with the acquisition of ProteinSimple in July 2014, the Company has three reportable business segments, Biotechnology, Clinical Controls and Protein Platforms, all of which service the life science and diagnostic markets. The Biotechnology reporting segment provides proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, and biologically active chemical compounds used in biological research. The Clinical Controls reporting segment provides a range of hematology controls, calibrators, and products used as proficiency testing tools by clinical laboratories and proficiency certifying agencies. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis.

RECENT ACQUISITIONS

A key component of the Company’s strategy is to augment internal growth at existing businesses with complementary acquisitions.

On July 2, 2014, the Biotechnology segment completed the acquisition of Novus Holdings, LLC (Novus), including its subsidiary, Novus Biologicals, LLC, for a purchase price of approximately $60.0 million, net of cash acquired and net working capital adjustments. The acquisition was financed with cash and cash equivalents on hand. Novus is a supplier of a large portfolio of both outsourced and in-house developed antibodies and other reagents for life science research, delivered through an innovative digital commerce platform. Novus’ revenues totaled $19.0 million in calendar year 2013.

On July 31, 2014, the Protein Platforms segment completed the acquisition of ProteinSimple for a purchase price of approximately $300 million, net of cash acquired and net working capital adjustments. The acquisition was financed with cash on hand and a $150 million revolving line-of-credit facility, of which $125 million was initially drawn to fund the acquisition. ProteinSimple develops, markets and sells Western-blotting instruments, Biologics instruments, and reagents. ProteinSimple’s revenues totaled $51 million in calendar year 2013.

RESULTS OF OPERATIONS

Consolidated net sales increased 27% for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. Consolidated net sales for the quarter ended September 30, 2014 were affected by the Novus and ProteinSimple acquisitions, both of which closed in July 2014 and the acquisitions of Bionostics in July 2013 and PrimeGene in April 2014. Included in consolidated net sales for the quarter ended September 30, 2014 were $20.3 million of acquisition-related net sales. Changes in foreign currency exchange rates from the same prior-year period did not have a material effect on consolidated net sales for the quarter ended September 30, 2014.

Consolidated net earnings decreased 13% for the quarter ended September 30, 2014 compared to the same prior-year period mainly as a result of increased acquisition-related intangible amortization, costs recognized upon sale of acquired inventory and acquisition-related expenses.

The adjusted financial measures discussed below quantify the impact the following events had on reported net sales, gross margin percentages, operating income and net earnings for the quarter ended September 30, 2014 as compared to the same prior-year period:

- the acquisitions of ProteinSimple and Novus in the current fiscal year and acquisitions in the prior year, including the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written-up to fair value;

- fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling and Chinese yuan) to U.S. dollars;

These adjusted financial measures are not prepared in accordance with generally accepted accounting principles (GAAP) and may be different from adjusted financial measures used by other companies. Adjusted financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The Company views these adjusted financial measures to be helpful in assessing the Company’s ongoing operating results. In addition, these adjusted financial measures facilitate internal comparisons to historical operating results and comparisons to competitors’ operating results. The Company includes these adjusted financial measures in this quarterly report because we believe they are useful to investors in allowing for greater transparency related to supplemental information we use in our financial and operational analysis.

Net Sales

Consolidated net sales for the first quarter of fiscal 2015 were $108.5 million, an increase of 27% year-over-year and organic growth was 3%. First quarter reported net sales included 24% growth from acquisitions. Organic sales growth was strong in Asia, low in North America, and declined in Europe. Although strong in Asia, the growth was not as high as seen in fiscal year 2014 due to the slow release of research funds by the Chinese government due to auditing activities associated with the anti-corruption crackdown. In North America, sales to bio/pharma customers were particularly strong while sales to academia customers declined due to the continued cost pressures brought on by years of lower funding by the National Institutes of Health. Europe’s sales decline was primarily impacted by Germany, where both large bio/pharma customers and academic customers delayed projects.

Gross Margins

Consolidated gross margins for the quarters ended September 30, 2014 and 2013 were 67.4% and 71.3%, respectively. Consolidated gross margins for the quarters ended September 30, 2014 and 2013 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2014	2013
Consolidated gross margin percentage	67.4%	71.3%
Identified adjustments
Costs recognized upon sale of acquired inventory	2.9%	2.0%
Amortization of intangibles	1.8%	1.1%

Adjusted gross margin percentage	72.1%	74.4%

Consolidated adjusted gross margins were 72.1% for the quarter ended September 30, 2014, down 230 basis points from the prior year due to the product mix change associated with the recent acquisitions of Novus and ProteinSimple in July. Excluding acquisitions, gross margins were essentially flat compared to last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.7 million (105%) for the quarter ended September 30, 2014 from the same prior-year period. The increase for the quarter ended September 30, 2014 was mainly a result of $9.0 million of selling, general and administrative expenses by companies acquired since the prior year, a $2.5 million increase in intangible amortization related to these acquisitions and a $1.8 million increase in acquisition-related expenses. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2014 increased $1.4 million (18%) from the same prior-year period due mainly to expenses by companies acquired during the quarter.

Segment Results

Biotechnology

	Quarter Ended
	September 30,
	2014	2013
Net sales (in thousands)	$81,468	$73,190
Operating income margin	51.6%	56.0%

Biotechnology net sales for the quarter ended September 30, 2014 were $81.5 million, with reported growth of 11% compared to the same prior-year period and organic growth of 1%. Organic growth for the quarter ended September 30, 2014, excluded approximately $7.0 of net sales from acquired companies and $179,000 from changes in exchange rates from the same prior-year period. For the quarter, the segment had solid growth in China and in the U.S. bio/pharma market, which was partially offset by a slowdown in Europe and continued cost pressures in the U.S. academic market. Operating income for the segment increased 3% for the quarter ended September 30, 2014 and operating margin was 51.6%, a decline of 440 basis points from prior year. The lower operating income margin percentage is mostly attributable to a change in product mix associated with the acquisition of Novus.

Clinical Controls

	Quarter Ended
	September 30,
	2014	2013
Net sales (in thousands)	$14,095	$12,478
Operating income margin	32.2%	32.2%

Clinical Controls net sales for the quarter ended September 30, 2014 were $14.1 million, with reported growth of 13% compared to the same prior-year period and organic growth of 10%. Organic growth for the quarter in this segment excludes the impact of $421,000 of Bionostics’ net sales generated through July 22, the acquisition date last year. Organic growth was mainly the result of increased volume of net sales by Bionostics. Operating income for the segment increased 13% for the quarter ended September 30, 2104 and operating margin was 32.2%, essentially flat to the same prior-year period.

Protein Platforms

	Quarter Ended
	September 30,
	2014	2013
Net sales (in thousands)	$12,914	n/a
Operating income margin	20.2%	n/a

Net sales for Protein Platforms for the quarter ended September 30, 2104, were $12.9 million, all of it new to the segment and the Company this year. On a pro forma basis, assuming ProteinSimple was owned for the entire quarter in both current and prior years, revenue grew 33%. In the quarter, ProteinSimple saw high growth from both the Simple Western and Biologics product lines. Operating income margin for the quarter was 20.2%. On a pro forma basis, Protein Platforms would have reported operating income margin of 14.8% this quarter compared to 8.1% in the first quarter of last year had ProteinSimple been owned for the entire quarter in both years.

Income Taxes

Income taxes for the quarter ended September 30, 2014 were provided at rates of 30.9% of consolidated earnings before income taxes compared to 30.8% for the quarter ended September 30, 2013. The Company expects the income tax rate for the remainder of fiscal 2015 to range from 30% to 32%.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2014	2013
Net earnings	$23,907	$27,428
Identified adjustments:
Costs recognized upon sale of acquired inventory	3,167	1,731
Amortization of intangibles	5,728	2,188
Acquisition related professional fees	2,370	532
Tax impact of above adjustments	(3,436)	(1,173)
Tax impact of research and development credit	0	(230)

Net earnings—adjusted	$31,736	$30,476

Adjusted net earnings growth	4%

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, cash and cash equivalents and available-for-sale investments were $134 million compared to $367 million at June 30, 2014. Included in available-for-sale-investments at September 30, 2014 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $28.5 million. The fair value of the Company’s CCXI investment at June 30, 2014 was $37.1 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2014. See Note 8 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash and cash generated from operations.

Cash Flows From Operating Activities

The Company generated cash of $35.7 million from operating activities in the first quarter of fiscal 2015 compared to $32.6 million in the first quarter of fiscal 2014. The increase from the prior year was primarily due to increased net earnings after adjustment for non-cash expenses related to depreciation, amortization and cost recognized on sale of acquired inventory.

Cash Flows From Investing Activities

On July 2, 2014, the Company acquired, for a net purchase price of approximately $60.0 million cash, all of the issued and outstanding equity interests of Novus Holdings LLC (Novus), including its subsidiary, Novus Biologicals, LLC. The acquisition was financed through cash and cash equivalents on hand.

On July 31, 2014, the Company acquired ProteinSimple for a net purchase price of approximately $300 million. The transaction was financed through cash on hand and a revolving line-of-credit facility.

On July 22, 2013, the Company acquired for cash all of the outstanding shares of Bionostics for a net purchase price of approximately $103 million. The acquisition was financed through cash and cash equivalents on hand.

During the quarter ended September 30, 2014, the Company had maturities of $9.9 million of available-for-sale investments. During the quarter ended September 30, 2013, the Company purchased $27.0 million and had sales or maturities of $28.8 million of available-for-sale investments.

Capital expenditures for fixed assets for the first quarter of fiscal 2015 and 2014 were $4.9 million and $3.8 million, respectively. Included in capital expenditures for the first quarter of fiscal 2015 was $3.6 million for leasehold improvements by ProteinSimple for a new building to expand capacity. Included in capital expenditures for the first quarter of fiscal 2014 was $2.8 million related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis, Minnesota facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2015 are expected to be approximately $20.0 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2015 and 2014, the Company paid cash dividends of $11.5 million and $11.1 million, respectively, to all common shareholders. On October 30, 2014, the Company announced the payment of a $0.32 per share cash dividend. The dividend of approximately $11.9 million will be payable November 24, 2014 to all common shareholders of record on November 10, 2014.

Cash of $1.8 million and $1.1 million was received during the first quarter of fiscal 2015 and 2014, respectively, from the exercise of stock options.

During the first quarter of fiscal 2015, the Company drew $125 million under its revolving line-of-credit facility to fund its acquisition of ProteinSimple. The Company made payments on the line-of-credit of $13.0 million during the quarter ended September 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the quarter ended September 30, 2014.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in the Company’s Annual Report on Form 10-K for fiscal 2014 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2015 that would require disclosure. There have been no changes to the Company’s policies in the first quarter of fiscal 2015.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company’s expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company’s needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company’s actual results: the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company’s investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company’s Annual Report on Form 10-K for fiscal 2014 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2014, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $28.5 million. At September 30, 2014, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $2.8 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2014, approximately 27% of consolidated net sales were made in foreign currencies, including 12% in euros, 5% in British pound sterling, 5% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2014	2013
Euro	$1.31	$1.33
British pound sterling	1.66	1.56
Chinese yuan	.163	.163
Canadian dollar	.910	n/a

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At September 30, 2014, the Company had the following trade receivables, trade payables and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,162	$1,884
Other European currencies		£950	$1,539
Euros	Can$	1,361	$1,216
British pound sterling	Can$	234	$209
Accounts payable in:
U.S. dollars	Can$	358	320
Euros	Can$	116	104
Intercompany payable in:
Euros		£198	$320
U.S. dollars		£3,234	$5,244
U.S. dollars	yuan	33,994	$5,538
U.S. dollars	Can$	115	$103
Canadian dollars	yen	76,567	$744
U.S. dollars	yen	172,257	$1,673

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2014 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of 2015 earnings into U.S. dollars (annualized)	$2,153
Decrease in translation of net assets of foreign subsidiaries	18,537
Additional transaction losses	1,246

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 10, 2014, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluation of the Company’s business and any forward-looking statements made in this Quarterly Report on Form 10-Q and elsewhere, as well as previously disclosed risk factors found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

We are now subject to regulations related to “conflict minerals” which may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

With our recent acquisition of ProteinSimple in July 2014 and Cyvek, Inc. on November 3, 2014, we now manufacture and sell products that may be covered under the Securities and Exchange Commission’s (SEC) rule regarding “conflict minerals.” We will now be required to determine whether these products contain conflict minerals, and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo (DRC) or an adjoining country. Under the regulations, we are required to file a report with the SEC by May 31, 2017, to disclose and report whether or not such conflict minerals originate from the DRC or an adjoining country. Complying with this regulation could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

We may experience difficulties implementing our enterprise resource planning system.

We have just begun a project to implement a new enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of the new ERP system will require the investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended September 30, 2014. The maximum approximate dollar value of shares that may yet be purchased under the Company’s existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 6. EXHIBITS

See “exhibit index” following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: November 10, 2014	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 10, 2014	/s/ James Hippel
James Hippel
Principal Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit #	Description

10.1	Unit Purchase Agreement by and among Techne Corporation, Novus Holdings, LLC, the Members of Novus Holdings, LLC, and the Members’ Representative dated July 2, 2014 – incorporated by reference to Exhibit 10.24 of the Company’s 10-K for the year ended June 30, 2014.

10.2	Employment Agreement by and between the Company and Mr. David Eansor, dated July 2, 2014 – incorporated by reference to Exhibit 10.25 of the Company’s 10-K for the year ended June 30, 2014.

10.3	Credit Agreement by and among Techne Corporation, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated July 28, 2014—incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, dated August 1, 2014.

10.4	Letter Agreement between the Company, ProteinSimple, McLaren Merger Sub, Inc. and Fortis Advisors LLC dated July 31, 2014.

10.5	Letter Agreement between the Company, Research and Diagnostics Systems, Inc., Cayenne Merger Sub, Inc., CyVek, Inc. and Citron Capital Limited dated August 27, 2014.

10.6*	Employment Agreement by and between the Company and Ms. Brenda Furlow dated August 4, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement