Form 10-Q
period 2014-12-31
BIO-TECHNE Corp
filed 2015-02-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014, or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission file number 0-17272

__________________

BIO-TECHNE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1427402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 McKinley Place N.E.	(612) 379-8854
Minneapolis, MN 55413	(Registrant’s telephone number,
(Address of principal executive offices) (Zip Code)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)     No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X) No ( - )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (X) Accelerated filer (  ) Non-accelerated filer (  ) Smaller reporting company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). (  ) Yes (X) No

At February 3, 2015, 37,134,303 shares of the Company’s Common Stock (par value $0.01) were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31		December 31,
	2014	2013	2014	2013

Net sales	$111,948	$84,017	$220,425	$169,685
Cost of sales	36,205	25,424	71,616	49,978
Gross margin	75,743	58,593	148,809	119,707

Operating expenses:
Selling, general and administrative	31,137	14,926	59,838	28,947
Research and development	10,026	7,923	19,175	15,625
Total operating expenses	41,163	22,849	79,013	44,572
Operating income	34,580	35,744	69,796	75,135
Other income, net	7,983	474	7,365	737
Earnings before income taxes	42,563	36,218	77,161	75,872
Income taxes	9,354	11,163	20,045	23,389
Net earnings	33,209	25,055	57,116	52,483
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15,837)	3,344	(24,940)	11,246
Unrealized gain (loss) on available-for-sale investments, net of tax of $526, $467, $426 and ($16,929), respectively	14,339	1,024	5,851	(35,752)
Other comprehensive (loss) income	(1,498)	4,368	(19,089)	(24,506)
Comprehensive income	$31,711	$29,423	$38,027	$27,977

Earnings per share:
Basic	$0.90	$0.68	$1.54	$1.42
Diluted	$0.89	$0.68	$1.54	$1.42

Cash dividends per common share:	$0.32	$0.31	$0.63	$0.61

Weighted average common shares outstanding:
Basic	37,085	36,882	37,048	36,862
Diluted	37,211	37,015	37,181	36,968

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2014 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$92,968	$318,568
Short-term available-for-sale investments	46,970	44,786
Trade accounts receivable, less allowance for doubtful accounts of $572 and $487, respectively	57,214	47,874
Other receivables	1,173	7,127
Income taxes receivable	4,182	0
Inventories	52,815	38,847
Prepaid expenses	5,118	2,588
Deferred income taxes	13,090	9,623
Total current assets	273,530	469,413

Available-for-sale investments	4,085	3,575
Property and equipment, net	124,776	117,120
Intangible assets, net	313,255	108,776
Goodwill	401,651	151,473
Investments in unconsolidated entities	0	10,446
Other assets	1,701	1,688
	$1,118,998	$862,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,127	$9,652
Salaries, wages and related accruals	9,007	6,158
Accrued expenses	9,351	4,136
Income taxes payable	4,001	496
Deferred revenue, current	2,811	0
Related party note payable, current	5,983	5,949
Total current liabilities	44,280	26,391

Deferred income taxes	66,103	33,838
Related party note payable, long-term	7,037	6,997
Long-term debt obligations	144,000	0
Contingent consideration payable	35,000	0
Other long-term liabilities	1,896	0

Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,109,968 and 37,002,203, respectively	371	370
Additional paid-in capital	157,728	147,004
Retained earnings	687,060	653,279
Accumulated other comprehensive loss	(24,477)	(5,388)
Total shareholders’ equity	820,682	795,265
	$1,118,998	$862,491

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$57,116	$52,483
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,454	8,946
Costs recognized on sale of acquired inventory	4,355	3,135
Deferred income taxes	(1,083)	(3,006)
Stock-based compensation expense	3,437	1,895
Gain on CyVek acquisition	(8,300)	0
Other	(5)	276
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	1,643	2,891
Inventories	(4,259)	(1,243)
Prepaid expenses	(500)	31
Trade accounts payable and accrued expenses	957	(994)
Salaries, wages and related accruals	378	143
Income taxes payable	(749)	(650)
Net cash provided by operating activities	71,444	63,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(420,102)	(103,149)
Purchase of available-for-sale investments	0	(71,877)
Proceeds from sales of available-for-sale investments	0	34,345
Proceeds from maturities of available-for-sale investments	9,880	34,193
Additions to property and equipment	(8,047)	(7,458)
Other	446	30
Net cash used in investing activities	(417,823)	(113,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(23,335)	(22,485)
Proceeds from stock option exercises	7,030	3,560
Excess tax benefit from stock option exercises	258	40
Borrowings under line-of-credit agreement	163,000	0
Payments on line-of-credit	(19,000)	0
Net cash provided by (used in) financing activities	127,953	(18,885)

Effect of exchange rate changes on cash and cash equivalents	(7,174)	3,510
Net decrease in cash and cash equivalents	(225,600)	(65,384)
Cash and cash equivalents at beginning of period	318,568	163,786
Cash and cash equivalents at end of period	$92,968	$98,402

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

(unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies:

The interim consolidated financial statements of Bio-Techne Corporation and subsidiaries, (the Company) presented here have been prepared by the Company and are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Available-For-Sale Investments:

The Company’s available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company’s available-for-sale investments at December 31, 2014 and June 30, 2014 were $51.1 million and $48.4 million, respectively. The amortized cost basis of the Company’s available-for-sale investments at December 31, 2014 and June 30, 2014 were $37.2 million and $40.7 million, respectively.

Included in the Company’s available-for-sale securities is an investment in the common stock and warrants of CCXI. The fair value of the Company’s investment was $43.4 million and $37.1 million at December 31, 2014 and June 30, 2014, respectively. The cost basis of the Company’s investment in CCXI was $29.5 million at both December 31, 2014 and June 30, 2014.

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2014	2014

Raw materials	$16,008	$9,852
Finished goods	36,807	28,995
Inventories, net	$52,815	$38,847

At both December 31, 2014 and June 30, 2014, the Company had approximately $30 million of excess protein, antibody and chemically-based inventory on hand which was not valued.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2014	2014

Land	$7,361	$7,468
Buildings and improvements	150,754	149,442
Machinery and equipment	64,414	53,067
Property and equipment, cost	222,529	209,977
Accumulated depreciation and amortization	(97,753)	(92,857)
Property and equipment, net	$124,776	$117,120

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2014	2014

Developed technology	$111,437	$48,166
Trade names	64,653	24,280
Customer relationships	171,358	59,240
Non-compete agreements	3,304	3,109
Intangible assets	350,752	134,795
Accumulated amortization	(37,497)	(26,019)
Intangible assets, net	$313,255	$108,776

Changes to the carrying amount of net intangible assets for the six months ended December 31, 2014 consist of (in thousands):

Beginning balance	$108,776
Acquisitions	224,710
Amortization expense	(12,586)
Currency translation	(7,645)
Ending balance	$313,255

The estimated future amortization expense for intangible assets as of December 31, 2014 is as follows (in thousands):

Period Ending June 30:
2015	$13,981
2016	27,930
2017	27,047
2018	26,852
2019	26,238
Thereafter	191,207
$313,255

Goodwill:

Changes to the carrying amount of goodwill for the six months ended December 31, 2014 consist of (in thousands):

Beginning balance	$151,473
Acquisitions	259,577
Currency translation	(9,399)
Ending balance	$401,651

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

On July 2, 2014, the Company acquired all of the issued and outstanding equity interests of Novus Holdings LLC (Novus). The acquisition was funded entirely by cash on-hand. Novus broadens the Company’s antibody offerings by being a supplier of a large portfolio of both outsourced and in-house developed antibodies and other reagents for life science research. Novus is included in the Company’s Biotechnology segment. The purchase price of Novus exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, the majority of which is tax deductible.

On July 31, 2014, the Company acquired ProteinSimple. ProteinSimple expands the Company’s solutions that it can offer its customers by developing and commercializing proprietary systems and consumables for protein analysis. The Company opened a line-of-credit (Note 3) to partially fund the acquisition. The purchase price of ProteinSimple exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. ProteinSimple is included in the Company’s Protein Platforms segment.

On November 3, 2014, the Company acquired CyVek, Inc. (CyVek) through a merger. CyVek has developed a transformative immunoassay technology which integrates an innovatively designed microfluidic cartridge with a state-of-the-art analyzer to deliver the most advanced and efficient bench top immunoassay system. In fiscal 2014, the Company entered into an Agreement of Investment and Merger (the Agreement) with CyVek. Pursuant to the terms of the Agreement, the Company invested $10.0 million in CyVek and received shares of Common Stock representing approximately 19.9% of the outstanding voting stock of CyVek. Between the time of the Company’s initial investment and November 3, 2014, CyVek met certain commercial milestones related to the sale of its products, which obligated the Company to acquire CyVek through a merger, with CyVek surviving as a wholly-owned subsidiary of the Company.

The Company made an initial payment of approximately $62.0 million to the other stockholders of CyVek on November 3, 2014. Such purchase price was adjusted after closing based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek’s previous stockholders up to $35.0 million based on the revenue generated by CyVek’s products before May 3, 2017 (30 months from the closing of the Merger). The Company will also pay CyVek’s previous stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. The Company has recorded the present value of these contingent payments as a long-term liability of $35.0 million at December 31, 2014. In addition, at November 3, 2014, the Company re-measured its previous investment in CyVek to acquisition-date fair value, resulting in a gain on the investment of $8.3 million which is included in Other income on the Condensed Consolidated Statements of Earnings and Comprehensive Income. The purchase price of CyVek exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. CyVek is included in the Company’s Protein Platforms segment.

The preliminary estimated fair value of the assets acquired and liabilities assumed in each acquisition, pending final valuation of intangible assets, was as follows (in thousands):

	Novus	ProteinSimple	CyVek

Current assets	$10,739	$20,273	$633
Equipment	1,266	1,983	980
Other long-term assets	40	554	19
Intangible Assets:
Developed technology	5,010	41,200	20,200
Trade name	5,300	36,300	100
Customer relationships	14,400	101,100	900
Non-compete agreements	0	200	0
Goodwill	26,692	133,015	99,870
Total assets acquired	63,447	334,625	122,702

Liabilities	2,166	11,304	1,913
Deferred income taxes, net	1,159	23,268	7,562
Net assets	$60,122	$300,053	$113,227
Less fair-value of previous investment	0	0	18,300
Net assets acquired	60,122	300,053	94,927

Cash paid, net of cash acquired	$60,122	$300,053	59,927
Contingent consideration payable	0	0	35,000
Net purchase price	$60,122	$300,053	$94,927

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The purchase price allocated to developed technology, trade names, non-compete agreements and customer relationships was based on management’s forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, the non-compete agreements and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The weighted-average amortization periods for intangible assets acquired in fiscal 2015 are 11.3 years for developed technology, 19.5 years for trade names and 14.8 years for customer relationships. The non-compete agreements are being amortized over three years. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization which are not deductible for income tax purposes and the future tax benefit of net operating loss and tax credit carry forwards which will be deductible by the Company in future periods.

The Company’s Condensed Consolidated Financial Statements include the following from the above acquisitions:

	Novus		ProteinSimple		CyVek
	Quarter Ended	Six Months Ended	Quarter Ended	Six Months Ended	Quarter Ended	Six Months Ended
	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014

Net sales	$5,112	$10,593	$20,099	$33,013	$200	$200
Net (loss) income	(155)	(354)	595	(1,208)	(1,023)	(1,023)
Amortization expense	429	949	3,194	5,374	251	251
Cost recognized on sale of acquired inventory	512	1,059	0	1,444	64	64

The unaudited pro forma financial information below summarizes the combined results of operations for Bio-Techne and the above acquisitions as though the companies were combined as of the beginning fiscal 2014. The pro forma financial information for all periods presented includes the purchase accounting effects resulting from these acquisitions. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2014.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales	$112,022	$103,969	$225,429	$207,423
Net income	$32,004	$20,599	$53,701	$42,974

Note 3. Debt and Other Financing Arrangements:

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

The Credit Agreement matures on July 31, 2019 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2014, the outstanding balance under the Credit Agreement was $144 million.

Note 4. Segment Information:

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

The Company has three reportable segments based on the nature of products; they are Biotechnology, Clinical Controls and Protein Platforms. Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales:
Biotechnology	$77,951	$70,557	$159,419	$143,747
Clinical Controls	13,698	13,460	27,793	25,938
Protein Platforms	20,299	0	33,213	0
Consolidated net sales	$111,948	$84,017	$220,425	$169,685

Segment operating income
Biotechnology	$39,210	$38,135	$81,230	$79,123
Clinical Controls	3,818	3,686	8,353	7,705
Protein Platforms	3,567	0	6,171	0
Subtotal reportable segments	46,595	41,821	95,754	86,828

Cost recognized on sale of acquired inventory	(1,188)	(1,404)	(4,355)	(3,135)
Amortization of acquisition related intangible assets	(6,858)	(2,587)	(12,586)	(4,775)
Corporate selling, general and administrative expenses	(2,768)	(2,086)	(5,446)	(3,251)
Acquisition related expenses	(1,201)	(0)	(3,571)	(532)
Consolidated operating income	$34,580	$35,744	$69,796	$75,135

Note 5. Share-based Compensation:

During the six months ended December 31, 2014 and 2013, the Company granted 529,000 and 167,000 stock options at weighted average grant prices of $93.68 and $78.19 and weighted average fair values of $14.27 and $14.97, respectively. During the six months ended December 31, 2014, the Company granted 34,000 restricted stock units at a weighted average fair value of $93.70. The Company did not grant any restricted stock units during the six months ended December 31, 2013. During the six months ended December 31, 2014 and 2013, the Company granted 9,000 and 8,000 shares of restricted stock at grant date fair values of $91.78 and $87.39, respectively.

Stock options for 99,000 and 59,000 shares of common stock with total intrinsic values of $2.2 million and $1.3 million were exercised during the six months ended December 31, 2014 and 2013, respectively.

Stock-based compensation expense of $2.1 million and $1.3 million was included in selling, general and administrative expenses for the quarters ended December 31, 2014 and 2013, respectively. Stock–based compensation expense of $3.4 million and $1.9 million was included in selling, general and administrative expenses for the six months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $9.4 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 1.3 years.

Note 6. Other Income, net:

The components of other income in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Interest expense	$(437)	$(0)	$(748)	$(0)
Interest income	171	545	356	1,112
Gain on CyVek acquisition	8,300	0	8,300	0
Other non-operating expense, net	(51)	(71)	(543)	(375)
Other income, net	$7,983	$474	$7,365	$737

Note 7. Income Taxes:

Income tax expense for the quarters ended December 31, 2014 and 2013 were provided at rates of 22.0% and 30.8%, respectively. Income tax expense for the six months ended December 31, 2014 and 2013 were provided at rates of 26.0% and 30.8%, respectively. Earnings before income taxes for the quarter and six months ended December 31, 2014 included a non-taxable gain of $8.3 million on the Company’s previous investment in CyVek discussed above.

Note 8. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Weighted average common shares outstanding-basic	37,085	36,882	37,048	36,862
Dilutive effect of stock options and restricted stock units	126	133	133	106
Weighted average common shares outstanding-diluted	37,211	37,015	37,181	36,968

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period and all performance related options and restricted stock units. The number of potentially dilutive option shares and restricted stock units excluded from the calculation was 534,000 and 167,000 for the quarters ended December 31, 2014 and 2013, respectively. The number of potentially dilutive option shares and restricted stock unis excluded from the calculation was 534,000 and 193,000 for the six months ended December 31, 2014 and 2013, respectively.

Note 9. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2014 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total

Beginning balance	$3,074	$(8,462)	$(5,388)

Other comprehensive income before reclassifications	5,851	(24,940)	(19,089)
Reclassifications from accumulated other comprehensive income	0	0	0
Other comprehensive income	5,851	(24,940)	(19,089)
Ending balance	$8,925	$(33,402)	$(24,477)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bio-Techne Corporation and its subsidiaries operate worldwide and, with the acquisition of ProteinSimple in July 2014, the Company has three reportable business segments, Biotechnology, Clinical Controls and Protein Platforms, all of which service the life science and diagnostic markets. The Biotechnology reporting segment provides proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, and biologically active chemical compounds used in biological research. The Clinical Controls reporting segment provides a range of hematology controls, calibrators, and products used as proficiency testing tools by clinical laboratories and proficiency certifying agencies. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis.

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

On November 3, 2014, the Protein Platforms segment acquired 100% of CyVek, Inc. (CyVek) through a merger. The Company had previously invested $10.0 million in CyVek in fiscal 2014 for approximately 19.9% of the outstanding voting stock of CyVek. On November 3, 2014, the Company made an initial payment of approximately $60.0 million to the other stockholders of CyVek. The payment was partially funded through additional borrowings under the Company’s line-of-credit facility.

The Company will also pay CyVek’s previous stockholders up to $35.0 million based on the revenue generated by CyVek’s products before May 3, 2017 (30 months from the closing of the Merger). The Company will also pay CyVek’s previous stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. CyVek has developed a transformative immunoassay technology which integrates an innovatively designed microfluidic cartridge with a state-of-the-art analyzer to deliver the most advanced and efficient bench top immunoassay system.

RESULTS OF OPERATIONS

Consolidated net sales increased 33% and 30% for the quarter and six months ended December 31, 2014, respectively, compared to the same prior-year periods. Consolidated net sales for the quarter and six months ended December 31, 2014 were affected by the Novus and ProteinSimple acquisitions, both of which closed in July 2014, the CyVek acquisition in November 2014 and the acquisition of PrimeGene in April 2014. Included in consolidated net sales for the quarter and six months ended December 31, 2014 were $26.0 million and $43.6 million of acquisition-related net sales. Changes in foreign currency exchange rates from the same prior-year period had a 2% and 1% negative impact on consolidated net sales for the quarter and six months ended December 31, 2014.

Consolidated net earnings increased 33% and 9% for the quarter and six months ended December 31, 2014 compared to the same prior-year periods. Included in net earnings for the quarter and six months ended December 31, 2014 was an $8.3 million pre-tax gain on the Company’s previous investment in CyVek. In a business combination achieved in stages, the acquirer is required to re-measure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings. Consequently, the gain was triggered in the second quarter of fiscal 2015 as a result of the Company’s purchase of the remaining 80.1% interest in CyVek.

The adjusted financial measures discussed below quantify the impact the following events had on reported net sales, gross margin percentages, operating income and net earnings for the quarter and six months ended December 31, 2014 as compared to the same prior-year period:

- the acquisitions of ProteinSimple, Novus and CyVek in the current fiscal year and acquisitions in the prior year, including the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written-up to fair value;

- fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling, Canadian dollar and Chinese yuan) to U.S. dollars when referencing organic revenue growth;

These adjusted financial measures are not prepared in accordance with generally accepted accounting principles (GAAP) and may be different from adjusted financial measures used by other companies. Adjusted financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The Company views these adjusted financial measures to be helpful in assessing the Company's ongoing operating results. In addition, these adjusted financial measures facilitate internal comparisons to historical operating results and comparisons to competitors' operating results. The Company includes these adjusted financial measures in this quarterly report because we believe they are useful to investors in allowing for greater transparency related to supplemental information we use in our financial and operational analysis.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2014 were $111.9 million and $220.4 million, respectively, increases of 33% and 30% from the same prior-year periods. Organic growth for the quarter and six months ended December 31, 2014 was 4% and 3%, respectively. Second quarter and six month reported net sales included 31% and 27% growth from acquisitions, and a negative impact of 2% and 1% from foreign exchange translation.

In the second quarter, organic sales growth was very strong in China and low in North America as well as Europe. In North America, sales to bio/pharma customers were strong, while sales to academia & government customers reversed the previous trend of many quarters with year-over-year declines, returning to modest growth in the second quarter. This performance is consistent with the cost pressures brought on by years of lower funding by the National Institutes of Health, which recently announced modest funding increases for the current year after several years of funding declines. Europe also experienced growth from its academia & government customers, but this growth was partially offset by research project delays by regional bio/pharma customers.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2014 were 67.7% and 67.5%, compared to 69.7% and 70.5%, respectively, for the comparable prior-year periods. Consolidated gross margins for the periods were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December31,
	2014	2013	2014	2013
Consolidated gross margin percentage	67.7%	69.7%	67.5%	70.5%
Identified adjustments
Costs recognized upon sale of acquired inventory	1.1%	1.7%	2.0%	1.9%
Amortization of intangibles	2.2%	1.3%	2.0%	1.2%
Adjusted gross margin percentage	71.0%	72.7%	71.5%	73.6%

Consolidated adjusted gross margins were 71.0% and 71.5% for the quarter and six months ended December 31, 2014, down 50 and 90 basis points from the prior year due to the product mix change associated with the recent acquisitions of Novus and ProteinSimple in July and CyVek in November. Excluding acquisitions, gross margins were essentially flat compared to last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.2 million (109%) and $30.9 million (108%) for the quarter and six months ended December 31, 2014 from the same prior-year periods. The increase for the quarter ended December 31, 2014 was mainly a result of $10.8 million of selling, general and administrative expenses by companies acquired since the prior year, a $2.8 million increase in intangible amortization related to these acquisitions and a $1.2 million increase in acquisition-related expenses. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

Research and Development Expenses

Research and development expenses for the quarter and six months ended December 31, 2014 increased $2.1 million (27%) and $3.6 million (23%) from the same prior-year periods due mainly to expenses by companies acquired during the quarter and six months.

Segment Results

Biotechnology

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales (in thousands)	$77,951	$70,557	$159,419	$143,747

Operating income margin	50.3%	54.0%	51.0%	55.0%

Biotechnology net sales for the quarter and six months ended December 31, 2014 were $78.0 million and $159.4 million, respectively, with reported growth of 10% and 11% compared to the same prior-year period. Organic growth for the quarter and six months ended December 31, 2014 was 5% and 3%, respectively. Organic growth for the quarter and six months ended December 31, 2014, excluded approximately $5.7 million and $12.7 million, respectively, of net sales from acquired companies and included $1.5 million and $1.3 million, respectively, as a result of changes in exchange rates from the same prior-year periods which had a negative impact on consolidated net sales. For the second quarter, the segment had strong growth in China, the U.S. bio/pharma market, and the European academic & government market, experienced low growth in the U.S. academic & government market, and faced negative growth in the European bio/pharma market. Operating income for the segment increased 3% for both the quarter and six months ended December 31, 2014 and operating margins were 50.3% and 54.0%, declines of 370 and 400 basis points from the prior-year periods. The lower operating income margin percentage is mostly attributable to a change in product mix associated with the acquisition of Novus, and to a lesser extent, infrastructure investments.

Clinical Controls

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales (in thousands)	$13,698	$13,460	$27,793	$25,938

Operating income margin	27.9%	27.4%	30.0%	30.0%

Clinical Controls net sales for the quarter and six months ended December 31, 2014 were $13.7 million and $27.8 million, respectively, with reported growth of 2% and 7% compared to the same prior-year periods. Organic growth for the quarter and six months ended December 31, 2014 was 2% and 6%, respectively. Organic growth for the six months in this segment excludes the impact of $421,000 of Bionostics’ net sales generated through July 22, the acquisition date last year. Operating income for the segment increased 4% and 8% for the quarter and six months ended December 31, 2014, and operating margins were 27.9% and 30.0%, essentially flat to the same prior-year periods.

Protein Platforms

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales (in thousands)	$20,299	n/a	$33,213	n/a

Operating income margin	17.6%	n/a	18.6%	n/a

Net sales for Protein Platforms for the quarter and six months ended December 31, 2104, were $20.3 million and $33.2 million, respectively, all of it new to the segment and the Company this year. On a pro forma basis, assuming ProteinSimple was owned for the entire quarter in both current and prior years, revenue grew 33%. In the second quarter, Protein Platforms saw high growth from both the Simple Western and Biologics product lines. Operating income margin for the quarter and six months was 17.6% and 18.6%, respectively

Income Taxes

Income tax expense for the quarters ended December 31, 2014 and 2013 were provided at rates of 22.0% and 30.8%, respectively. Income tax expense for the six months ended December 31, 2014 and 2013 were provided at rates of 26.0% and 30.8%, respectively. Earnings before income taxes for the quarter and six months ended December 31, 2014 included a non-taxable gain of $8.3 million on the Company’s previous investment in CyVek discussed above. Income tax expense for the quarter and six months ended December 31, 2014 was also affected by the renewal of the U.S. credit for increased research and development expenditures. Included in income tax expense for the quarter and six months ended December 31, 2014, was a credit for $0.9 million for the period from January 1, 2014 through December 31, 2014, compared to $0.2 million and $0.5 million for the quarter and six months ended December 31, 2013.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended		Six Months Ended
	December 31,		September 30,
	2014	2013	2014	2013
Net earnings	$33,209	$25,055	$57,116	$52,483
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,188	1,404	4,355	3,135
Amortization of intangibles	6,858	2,587	12,586	4,775
Acquisition related expenses	1,201	0	3,571	532
Gain on investment	(8,300)	0	(8,300)	0
Tax impact of above adjustments	(2,901)	(1,210)	(6,337)	(2,383)
Tax impact of research and development credit	(910)	(246)	(910)	(476)
Net earnings - adjusted	$30,345	$27,590	$62,801	$58,066

Adjusted net earnings growth	10%		8%

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, cash and cash equivalents and available-for-sale investments were $144 million compared to $367 million at June 30, 2014. Included in available-for-sale-investments at December 31, 2014 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $43.4 million. The fair value of the Company’s CCXI investment at June 30, 2014 was $37.1 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2014. See Note 3 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash and cash generated from operations.

Cash Flows From Operating Activities

The Company generated cash of $71.4 million from operating activities in the first six months of fiscal 2015 compared to $63.9 million in the first six months of fiscal 2014. The increase from the prior year was primarily due to increased net earnings after adjustment for non-cash expenses related to depreciation, amortization, cost recognized on sale of acquired inventory and the gain on the CyVek investment previously discussed.

Cash Flows From Investing Activities

On July 2, 2014, the Company acquired, for a net purchase price of approximately $60 million cash, all of the issued and outstanding equity interests of Novus Holdings LLC (Novus), including its subsidiary, Novus Biologicals, LLC. The acquisition was financed through cash and cash equivalents on hand.

On July 31, 2014, the Company acquired ProteinSimple for a net purchase price of approximately $300 million. The transaction was financed through cash on hand and a revolving line-of-credit facility.

On November 3, 2014, the Company acquired CyVek for a net cash payment of $60 million on the date of acquisition and certain future contingent payments of approximately $35 million. The cash paid at the acquisition date was financed through cash on hand and a revolving line-of-credit facility.

On July 22, 2013, the Company acquired for cash all of the outstanding shares of Bionostics for a net purchase price of approximately $103 million. The acquisition was financed through cash and cash equivalents on hand.

During the six months ended December 31, 2014, the Company had maturities of $9.9 million of available-for-sale investments. During the six months ended December 31, 2013, the Company purchased $71.9 million and had sales or maturities of $68.5 million of available-for-sale investments.

Capital expenditures for fixed assets for the first six months of fiscal 2015 and 2014 were $8.0 million and $7.5 million, respectively. Included in capital expenditures for the first six months of fiscal 2015 was $4.4 million for leasehold improvements by ProteinSimple for a new building and equipment to expand capacity. Included in capital expenditures for the first six months of fiscal 2014 was $4.1 million related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis, Minnesota facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2015 are expected to be approximately $12.0 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first six months of fiscal 2015 and 2014, the Company paid cash dividends of $23.3 million and $22.5 million, respectively, to all common shareholders. On February 3, 2015, the Company announced the payment of a $0.32 per share cash dividend. The dividend of approximately $11.9 million will be payable February 27, 2015 to all common shareholders of record on February 13, 2015.

Cash of $7.0 million and $3.6 million was received during the first six months of fiscal 2015 and 2014, respectively, from the exercise of stock options.

During the first six months of fiscal 2015, the Company drew $163 million under its revolving line-of-credit facility to partially fund its acquisitions of ProteinSimple and CyVek. The Company made payments on the line-of-credit of $19.0 million during the six months ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the six months ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in the Company’s Annual Report on Form 10-K for fiscal 2014 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2015 that would require disclosure. There have been no changes to the Company’s policies in the first six months of fiscal 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2014, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $43.4 million. At December 31, 2014, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $4.3 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the six months ended December 31, 2014, approximately 27% of consolidated net sales were made in foreign currencies, including 12% in euros, 5% in British pound sterling, 5% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Euro	1.24	1.36	$1.27	$1.35
British pound sterling	1.57	1.63	1.62	1.60
Chinese yuan	.163	.164	.163	.164
Canadian dollar	.875	n/a	.892	n/a

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At December 31, 2014, the Company had the following trade receivables, trade payables and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,398	$2,178
Other European currencies		£762	$1,187
Euros	Can$	1,910	$1,643
British pound sterling	Can$	341	$294

Accounts payable in:
U.S. dollars	Can$	487	419
Euros	Can$	104	89

Intercompany payable in:
Euros		£218	$340
U.S. dollars		£2,135	$3,326
U.S. dollars	yuan	24,445	$3,995
U.S. dollars	Can$	1,857	$1,598
Canadian dollars	yen	95,749	$791
U.S. dollars	yen	244,328	$2,052

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2014 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of 2015 earnings into U.S. dollars (annualized)	$2,570
Decrease in translation of net assets of foreign subsidiaries	32,194
Additional transaction losses	1,097

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 9, 2015, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the six months ended December 31, 2014. The maximum approximate dollar value of shares that may yet be purchased under the Company’s existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 6. EXHIBITS

See “exhibit index” following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: February 9, 2015	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 9, 2015	/s/ James Hippel
James Hippel
Principal Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit #                                      Description

Exhibit #	Description

3.1	Amendment to Amended and Restated Articles of Incorporation, as filed November 3, 2014

3.2	Amendment to Amended and Restated Bylaws, effective November 3, 2014

10.1*	First Amendment to Employment Agreement by and between the Company and Charles Kummeth, effective January 30, 2015.

10.2*	First Amendment to Employment Agreement by and between the Company and James Hippel, effective January 30, 2015.

10.3*	First Amendment to Employment Agreement by and between the Company and Robert Gavin, effective January 30, 2015.

10.4*	Form of Employment Agreement by and between the Company and Executive Officers of the Company.

10.5*	Employment Agreement by and between the Company and Mr. Robert Gavin dated November 25, 2014.

10.6*	Form of Incentive Stock Option Agreement under the Company’s 2010 Equity Incentive Plan.

10.7*	Form of Employee Non-Qualified Stock Option Agreement under the Company’s 2010 Equity Incentive Plan.

10.8*	Form of Director Non-Qualified Stock Option Agreement under the Company’s 2010 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement