Form 10-Q
period 2015-03-31
BIO-TECHNE Corp
filed 2015-05-11
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015, or

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

( ) Yes (X) No

At May 4, 2015, 37,152,903 shares of the Company’s Common Stock (par value $0.01) were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31		March 31,
	2015	2014	2015	2014

Net sales	$114,158	$95,555	$334,583	$265,240
Cost of sales	34,778	27,444	106,394	77,422
Gross margin	79,380	68,111	228,189	187,818

Operating expenses:
Selling, general and administrative	29,089	14,666	88,927	43,613
Research and development	10,865	7,676	30,040	23,301
Total operating expenses	39,954	22,342	118,967	66,914
Operating income	39,426	45,769	109,222	120,904
Other income, net	(667)	300	6,698	1,037
Earnings before income taxes	38,759	46,069	115,920	121,941
Income taxes	14,469	14,428	34,514	37,817
Net earnings	24,290	31,641	81,406	84,124
Other comprehensive (loss) income:
Foreign currency translation adjustments	(20,094)	733	(45,034)	11,979
Unrealized gain (loss) on available-for-sale investments, net of tax of $1,644, $42, $2,070 and ($16,887), respectively	2,949	5,311	8,800	(30,441)
Other comprehensive (loss) income	(17,145)	6,044	(36,234)	(18,462)
Comprehensive income	$7,145	$37,685	$45,172	$65,662

Earnings per share:
Basic	$0.65	$0.86	$2.20	$2.28
Diluted	$0.65	$0.85	$2.19	$2.27

Cash dividends per common share:	$0.32	$0.31	$0.95	$0.92

Weighted average common shares outstanding:
Basic	37,138	36,911	37,078	36,878
Diluted	37,269	37,053	37,210	36,995

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2015 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$106,447	$318,568
Short-term available-for-sale investments	53,503	44,786
Trade accounts receivable, less allowance for doubtful accounts of $591 and $487, respectively	65,885	47,874
Other receivables	942	7,127
Inventories	51,045	38,847
Prepaid expenses	5,187	2,588
Deferred income taxes	11,729	9,623
Total current assets	294,738	469,413

Available-for-sale investments	-	3,575
Property and equipment, net	124,485	117,120
Intangible assets, net	297,313	108,776
Goodwill	385,831	151,473
Investments in unconsolidated entities	-	10,446
Other assets	1,938	1,688
	$1,104,305	$862,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,510	$9,652
Salaries, wages and related accruals	9,281	6,158
Accrued expenses	7,208	4,136
Income taxes payable	2,019	496
Deferred revenue, current	3,491	-
Related party note payable, current	3,004	5,949
Total current liabilities	38,513	26,391

Deferred income taxes	56,571	33,838
Related party note payable, long-term	8,011	6,997
Long-term debt obligations	144,000	-
Contingent consideration payable	35,000	-
Other long-term liabilities	2,144	-

Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,152,903 and 37,002,203, respectively	372	370
Additional paid-in capital	161,850	147,004
Retained earnings	699,466	653,279
Accumulated other comprehensive loss	(41,622)	(5,388)
Total shareholders’ equity	820,066	795,265
	$1,104,305	$862,491

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$81,406	$84,124
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,727	13,864
Costs recognized on sale of acquired inventory	5,252	4,312
Deferred income taxes	(794)	(4,098)
Stock-based compensation expense	4,725	2,635
Gain on CyVek acquisition	(8,300)	-
Other	(34)	424
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	(7,316)	(6,862)
Inventories	(4,882)	(704)
Prepaid expenses	(595)	(38)
Trade accounts payable and accrued expenses	1,490	575
Salaries, wages and related accruals	693	1,463
Income taxes payable	2,848	3,146
Net cash provided by operating activities	102,220	98,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(420,102)	(103,149)
Purchase of available-for-sale investments	-	(89,283)
Proceeds from sales of available-for-sale investments	-	43,375
Proceeds from maturities of available-for-sale investments	11,996	46,754
Additions to property and equipment	(12,971)	(11,719)
Other	106	25
Net cash used in investing activities	(420,971)	(113,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(35,218)	(33,925)
Proceeds from stock option exercises	9,732	5,128
Excess tax benefit from stock option exercises	392	-
Borrowings under line-of-credit agreement	163,000	-
Payments on line of credit and other	(20,953)	-
Net cash provided by (used in) financing activities	116,953	(28,797)

Effect of exchange rate changes on cash and cash equivalents	(10,323)	3,770
Net decrease in cash and cash equivalents	(212,121)	(40,183)
Cash and cash equivalents at beginning of period	318,568	163,786
Cash and cash equivalents at end of period	$106,447	$123,603

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

Available-For-Sale Investments:

The Company’s available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company’s available-for-sale investments at March 31, 2015 and June 30, 2014 were $53.5 million and $48.4 million, respectively. The amortized cost basis of the Company’s available-for-sale investments at March 31, 2015 and June 30, 2014 were $35.0 million and $40.7 million, respectively.

Included in the Company’s available-for-sale securities is an investment in the common stock and warrants of ChemoCentryx Inc. CCXI. The fair value of the Company’s investment was $48.0 million and $37.1 million at March 31, 2015 and June 30, 2014, respectively. The cost basis of the Company’s investment in CCXI was $29.5 million at both March 31, 2015 and June 30, 2014.

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2015	2014

Raw materials	$15,704	$9,852
Finished goods	35,341	28,995
Inventories, net	$51,045	$38,847

At March 31, 2015 and June 30, 2014, the Company had approximately $24 million and $30 million of excess protein, antibody and chemically-based inventory on hand which was not valued, respectively. The decline in the reserve balance is the result of the company disposing of excess inventory.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2015	2014

Land	$7,308	$7,468
Buildings and improvements	153,461	149,442
Machinery and equipment	68,042	53,067
Property and equipment, cost	228,811	209,977
Accumulated depreciation and amortization	(104,326)	(92,857)
Property and equipment, net	$124,485	$117,120

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2015	2014

Developed technology	$107,659	$48,166
Trade names	63,336	24,280
Customer relationships	166,460	59,240
Non-compete agreements	3,295	3,109
Intangible assets	340,750	134,795
Accumulated amortization	(43,437)	(26,019)
Intangible assets, net	$297,313	$108,776

Changes to the carrying amount of net intangible assets for the nine months ended March 31, 2015 consist of (in thousands):

Beginning balance	$108,776
Acquisitions	223,010
Amortization expense	(19,338)
Currency translation	(15,135)
Ending balance	$297,313

The estimated future amortization expense for intangible assets as of March 31, 2015 is as follows (in thousands):

Fiscal Year
2015	$6,779
2016	27,084
2017	26,201
2018	26,008
2019	25,394
Thereafter	185,847
$297,313

Goodwill:

Changes to the carrying amount of goodwill for the nine months ended March 31, 2015 consist of (in thousands):

Beginning balance	$151,473
Acquisitions	252,541
Currency translation	(18,183)
Ending balance	$385,831

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

The Company made an initial payment of approximately $62.0 million to the other stockholders of CyVek on November 3, 2014. Such purchase price was adjusted after closing based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek’s previous stockholders up to $35.0 million based on the revenue generated by CyVek’s products before May 3, 2017 (30 months from the closing of the Merger). The Company will also pay CyVek’s previous stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. The Company has recorded the present value of these contingent payments as a long-term liability of $35.0 million at March 31, 2015. In addition, at November 3, 2014, the Company re-measured its previous investment in CyVek to acquisition-date fair value, resulting in a gain on the investment of $8.3 million which is included in Other income on the Condensed Consolidated Statements of Earnings and Comprehensive Income. The purchase price of CyVek exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. CyVek is included in the Company’s Protein Platforms segment.

The preliminary estimated fair value of the assets acquired and liabilities assumed in each acquisition, pending final valuation of intangible assets, was as follows (in thousands):

	Novus	ProteinSimple	CyVek

Current assets	$10,739	$20,273	$945
Equipment	1,266	1,983	971
Other long-term assets	40	554	19
Intangible Assets:
Developed technology	5,010	40,500	20,200
Trade name	5,300	35,800	100
Customer relationships	14,400	100,600	900
Non-compete agreements	-	200	-
Goodwill	26,692	134,265	91,584
Total assets acquired	63,447	334,175	114,719

Liabilities	2,166	11,304	1,930
Deferred income taxes, net	1,159	22,818	(438)
Net assets	$60,122	$300,053	$113,227
Less fair-value of previous investment	-	-	18,300
Net assets acquired	60,122	300,053	94,927

Cash paid, net of cash acquired	$60,122	$300,053	59,927
Contingent consideration payable	-	-	35,000
Net purchase price	$60,122	$300,053	$94,927

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

The Company’s Condensed Consolidated Financial Statements include the following from the above acquisitions:

	Novus		ProteinSimple		CyVek
	Quarter Ended	Nine Months Ended	Quarter Ended	Nine Months Ended	Quarter Ended	Nine Months Ended
	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015

Net sales	$4,845	$15,438	$20,414	$53,427	$192	$392
Net (loss) income	(76)	(430)	(4,545)	(5,753)	(2,601)	(3,624)
Amortization expense	474	1,423	2,951	8,325	374	625
Cost recognized on sale of acquired inventory	406	1,465	-	1,444	-	64

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

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales	$114,158	$114,018	$339,587	$321,441
Net income	$24,290	$27,460	$77,991	$69,985

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

The Credit Agreement matures on July 31, 2019 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2015, the outstanding balance under the Credit Agreement was $144 million.

Note 4. Segment Information:

The Company’s management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses. Prior period segment results, which reported segment earnings before income taxes, have been changed to reflect performance based on operating income.

The Company has three reportable segments based on the nature of products; they are Biotechnology, Clinical Controls and Protein Platforms. Following is financial information relating to the Company’s reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales:
Biotechnology	$83,154	$80,134	$242,573	$223,882
Clinical Controls	15,368	15,421	43,161	41,358
Protein Platforms	15,669	-	49,061	-
Intersegment	(33)	-	(212)	-
Consolidated net sales	$114,158	$95,555	$334,583	$265,240

Segment operating income
Biotechnology	$46,196	$46,142	$127,426	$125,265
Clinical Controls	4,610	4,909	12,963	12,614
Protein Platforms	(1,710)	-	4,461	0
Subtotal reportable segments	49,096	51,051	144,850	137,879

Cost recognized on sale of acquired inventory	(897)	(1,177)	(5,252)	(4,312)
Amortization of acquisition related intangible assets	(6,751)	(2,605)	(19,337)	(7,380)
Acquisition related expenses	(335)	(395)	(3,906)	(927)
Corporate general and administrative expenses	(1,687)	(1,105)	(7,133)	(4,356)
Consolidated operating income	$39,426	$45,769	$109,222	$120,904

Note 5. Share-based Compensation:

During the nine months ended March 31, 2015 and 2014, the Company granted 538,000 and 167,000 stock options at weighted average grant prices of $93.65 and $78.19 and weighted average fair values of $15.08 and $14.97, respectively. During the nine months ended March 31, 2015, the Company granted 34,000 restricted stock units at a weighted average fair value of $93.70. The Company did not grant any restricted stock units during the nine months ended March 31, 2014. During the nine months ended March 31, 2015 and 2014, the Company granted 9,000 and 8,000 shares of restricted stock at grant date fair values of $91.78 and $87.39, respectively.

Stock options for 141,000 and 84,000 shares of common stock with total intrinsic values of $3.4 million and $2.0 million were exercised during the nine months ended March 31, 2015 and 2014, respectively.

Stock-based compensation expense of $1.3 million and $0.7 million was included in selling, general and administrative expenses for the quarters ended March 31, 2015 and 2014, respectively. Stock–based compensation expense of $4.7 million and $2.6 million was included in selling, general and administrative expenses for the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $8.0 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 1.3 years.

Note 6. Other Income, net:

The components of other income in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Interest expense	$(414)	$-	$(1,156)	$-
Interest income	158	529	507	1,641
Gain on investment	-	-	8,300	-
Other non-operating expense, net	(411)	(229)	(953)	(604)
Other income, net	$(667)	$300	$6,698	$1,037

Note 7. Income Taxes:

Income tax expense for the quarters ended March 31, 2015 and 2014 were provided at rates of 37.3% and 31.3%, respectively. Income tax expense for the nine months ended March 31, 2015 and 2014 were provided at rates of 29.8% and 31.0%, respectively. Earnings before income taxes for the nine months ended March 31, 2015 included a non-taxable gain of $8.3 million on the Company’s previous investment in CyVek discussed above. Also included in income tax expense for the nine months ended March 31, 2015 was a credit for $0.9 million, compared to $0.5 million for the nine months ended March 31, 2014 due to the renewal of the U.S. credit for increased research and development expenditures. Income tax expense for the quarter and nine months ended March 31, 2015 was impacted by approximately $2 million due to the finalization of 2014 U.S. state tax returns in addition to a greater percentage of income being earned in tax jurisdictions with higher rates.

Note 8. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted average common shares outstanding-basic	37,138	36,911	37,078	36,878
Dilutive effect of stock options and restricted stock units	131	142	132	117
Weighted average common shares outstanding-diluted	37,269	37,053	37,210	36,995

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period and all performance related options and restricted stock units. The number of potentially dilutive option shares and restricted stock units excluded from the calculation was 413,000 and 55,000 for the quarters ended March 31, 2015 and 2014, respectively. The number of potentially dilutive option shares and restricted stock unis excluded from the calculation was 479,000 and 115,000 for the nine months ended March 31, 2015 and 2014, respectively.

Note 9. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2015 consists of (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total

Beginning balance	$3,074	$(8,462)	$(5,388)

Other comprehensive income before reclassifications	8,800	(45,034)	(36,234)
Reclassifications from accumulated other comprehensive income	0	0	0
Other comprehensive income	8,800	(45,034)	(36,234)
Ending balance	$11,874	$(53,506)	$(41,622)

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

RESULTS OF OPERATIONS

Consolidated net sales increased 19% and 26% for the quarter and nine months ended March 31, 2015, respectively, compared to the same prior-year periods. Consolidated net sales for the quarter and nine months ended March 31, 2015 were affected by the Novus and ProteinSimple acquisitions, both of which closed in July 2014, the CyVek acquisition in November 2014 and the acquisition of PrimeGene in April 2014. Included in consolidated net sales for the quarter and nine months ended March 31, 2015 were $21.9 million and $68.2 million of acquisition-related net sales. Changes in foreign currency exchange rates from the same prior-year period had a negative 4% and negative 2% impact on consolidated net sales for the quarter and nine months ended March 31, 2015, respectively.

Consolidated net earnings decreased 23% and 3% for the quarter and nine months ended March 31, 2015 compared to the same prior-year periods. Included in net earnings for the nine months ended March 31, 2015 was an $8.3 million pre-tax gain on the Company’s previous investment in CyVek. In a business combination achieved in stages, the acquirer is required to re-measure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings. Consequently, the gain was triggered in the second quarter of fiscal 2015 as a result of the Company’s purchase of the remaining 80.1% interest in CyVek.

The adjusted financial measures discussed below quantify the impact the following events had on reported net sales, gross margin percentages, operating income and net earnings for the quarter and nine months ended March 31, 2015 as compared to the same prior-year period:

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

  - income tax impacts of research and development credits, U.S. state income tax adjustments, and additional income taxes from deemed dividends.

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

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2015 were $114.2 million and $334.6 million, respectively, increases of 19% and 26% from the same prior-year periods. Organic growth for the quarter and nine months ended March 31, 2015 was 0% and 2%, respectively. The third quarter and nine month reported net sales included 23% and 26% growth from acquisitions, and a negative impact of 4% and 2% from foreign exchange translation, respectively.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2015 were 69.5% and 68.2%, compared to 71.3% and 70.8%, respectively, for the comparable prior-year periods. Consolidated gross margins for the periods were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Consolidated gross margin percentage	69.5%	71.3%	68.2%	70.8%
Identified adjustments
Costs recognized upon sale of acquired inventory	0.8%	1.2%	1.6%	1.6%
Amortization of intangibles	2.2%	1.1%	2.1%	1.2%
Adjusted gross margin percentage	72.5%	73.6%	71.9%	73.6%

Consolidated adjusted gross margins were 72.5% and 71.9% for the quarter and nine months ended March 31, 2015, down 110 and 170 basis points from the prior year due to the product mix change associated with the recent acquisitions of Novus and ProteinSimple in July and CyVek in November. Excluding acquisitions, gross margins were slightly higher than last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.4 million (98%) and $45.3 million (104%) for the quarter and nine months ended March 31, 2015 from the same prior-year periods. The increase for the quarter ended March 31, 2015 was mainly a result of $10.0 million of selling, general and administrative expenses by companies acquired since the prior year, and a $4.1 million increase in intangible amortization related to these acquisitions. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

Research and Development Expenses

Research and development expenses for the quarter and nine months ended March 31, 2015 increased $3.2 million (42%) and $6.7 million (29%) from the same prior-year periods due mainly to expenses by companies acquired during the quarter and nine months.

Segment Results

Biotechnology

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales (in thousands)	$83,154	$80,134	$242,573	$223,882

Operating income margin	55.6%	57.6%	52.5%	56.0%

Biotechnology net sales for the quarter and nine months ended March 31, 2015 were $83.2 million and $242.6 million, respectively, with reported growth of 4% and 8% compared to the same prior-year period. Organic growth was roughly flat for the quarter and 2% for the nine months ended March 31, 2015. Organic growth for the quarter and nine months ended March 31, 2015, excluded approximately $6.2 million and $18.9 million, respectively, of net sales from acquired companies and included $3.6 million and $4.9 million, respectively, as a result of changes in exchange rates from the same prior-year periods which had a negative impact on consolidated net sales. For the third quarter, bio/pharma sales were strong in the North America with growth in the teens slightly offset by low single digit declines in academia and government sales. Europe sales declined in the low single digits due to double digit declines in Germany slightly offset by growth in other countries. China experienced solid organic growth in the mid-teens despite on-going Chinese government anti-corruption auditing activities slowing the release of research funds. Operating income for the segment was flat for the quarter and increased 2% for the nine months ended March 31, 2015. Operating income margins were 55.6% and 52.5% for the quarter and nine months ended March 31, 2015, declines of 200 and 350 basis points from the prior-year periods. The lower operating income margin percentage is attributable to a change in product mix associated with the acquisition of Novus.

Clinical Controls

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales (in thousands)	$15,368	$15,421	$43,161	$41,358

Operating income margin	30.0%	31.8%	30.0%	30.5%

Clinical Controls net sales for the quarter and nine months ended March 31, 2015 were $15.4 million and $43.2 million, respectively, with reported growth of 0% and 4% compared to the same prior-year periods. Organic growth for the quarter and nine months ended March 31, 2015 was 0% and 3%, respectively. Organic growth for the nine months in this segment excludes the impact of $421,000 of Bionostics’ net sales generated through July 22, the acquisition date last year. Operating income for the segment decreased 6% and increased 3% for the quarter and nine months, respectively, ended March 31, 2015. Operating margins were 30.0% for the quarter and nine months ended March 31, 2015, slightly lower than prior-year periods.

Protein Platforms

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales (in thousands)	$15,669	n/a	$49,061	n/a

Operating income margin	(10.9%)	n/a	9.1%	n/a

Net sales for Protein Platforms for the quarter and nine months ended March 31, 2015, were $15.7 million and $49.1 million, respectively, all of it new to the segment and the Company this year. On a pro forma basis, assuming ProteinSimple was owned for the entire quarter in both current and prior years, revenue grew 23%. In the third quarter, Protein Platforms saw high growth from all product lines with over 200 instruments placed during the quarter. Adjusted operating income margin for the quarter and nine months ended March 31, 2015 was negative 10.9% and 9.1%, respectively

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net earnings	$24,290	$31,641	$81,406	$84,124
Identified adjustments:
Costs recognized upon sale of acquired inventory	897	1,177	5,252	4,312
Amortization of intangibles	6,751	2,605	19,337	7,380
Acquisition related expenses	335	395	3,906	927
Gain on investment	0	0	(8,300)	0
Tax impact of above adjustments	(2,549)	(1,169)	(8,886)	(3,552)
Tax impact of research and development credit	0	0	(910)	(476)
Tax impact of U.S. state adjustments and other	2,321	0	2,321	0
Net earnings - adjusted	$32,045	$34,649	$94,126	$92,715

Adjusted net earnings growth	(8%)		2%

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, cash and cash equivalents and available-for-sale investments were $160 million compared to $363 million at June 30, 2014. Included in available-for-sale-investments at March 31, 2015 was the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI) of $48.0 million. The fair value of the Company’s CCXI investment at June 30, 2014 was $37.1 million.

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

Cash Flows From Operating Activities

The Company generated cash of $102.2 million from operating activities in the first nine months of fiscal 2015 compared to $98.8 million in the first nine months of fiscal 2014. The increase from the prior year was primarily due to increased net earnings after adjustment for non-cash expenses related to depreciation, amortization, cost recognized on sale of acquired inventory and the gain on the CyVek investment previously discussed.

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

During the nine months ended March 31, 2015, the Company had maturities of $12.0 million of available-for-sale investments. During the nine months ended March 31, 2014, the Company purchased $89.3 million and had sales or maturities of $90.1 million of available-for-sale investments.

Capital expenditures for fixed assets for the first nine months of fiscal 2015 and 2014 were $13.0 million and $11.7 million, respectively. Included in capital expenditures for the first nine months of fiscal 2015 was $4.4 million for leasehold improvements by ProteinSimple for a new building and equipment to expand capacity. Included in capital expenditures for the first nine months of fiscal 2014 was $5.8 million related to expansion and remodeling of office and laboratory space at the Company’s Minneapolis, Minnesota facility. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2015 are expected to be approximately $5.0 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first nine months of fiscal 2015 and 2014, the Company paid cash dividends of $35.2 million and $34.0 million, respectively, to all common shareholders. On May 5, 2015, the Company announced the payment of a $0.32 per share cash dividend. The dividend of approximately $11.9 million will be payable May 28, 2015 to all common shareholders of record on May 15, 2015.

Cash of $9.7 million and $5.1 million was received during the first nine months of fiscal 2015 and 2014, respectively, from the exercise of stock options.

During the first nine months of fiscal 2015, the Company drew $163 million under its revolving line-of-credit facility to partially fund its acquisitions of ProteinSimple and CyVek. The Company made payments on the line-of-credit and other of $21.0 million during the nine months ended March 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the nine months ended March 31, 2015.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in the Company’s Annual Report on Form 10-K for fiscal 2014 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2015 that would require disclosure. There have been no changes to the Company’s policies in the first nine months of fiscal 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2015, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $48.0 million. At March 31, 2015, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $4.8 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the nine months ended March 31, 2015, approximately 28% of consolidated net sales were made in foreign currencies, including 13% in euros, 5% in British pound sterling, 5% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Euro	1.11	1.37	1.22	1.36
British pound sterling	1.51	1.66	1.58	1.62
Chinese yuan	.162	.163	.163	.164
Canadian dollar	.791	n/a	.859	n/a

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At March 31, 2015, the Company had the following trade receivables, trade payables and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,633	$2,420
Other European currencies		£453	$672
Euros	Can$	1,398	$1,023
British pound sterling	Can$	661	$521
U.S. dollars	Can$	7,294	$5,751
Accounts payable in:
U.S. dollars	Can$	494	$390
Euros	Can$	202	$160

Intercompany payable in:
Swiss Franc	CHF	937	$970
U.S. dollars		£4,432	$6,568
U.S. dollars	yuan	21,951	$3,574
U.S. dollars	Can$	1,989	$1,568
Canadian dollars	yen	87,468	$696
U.S. dollars	yen	267,850	$2,223

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2015 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of 2015 earnings into U.S. dollars (annualized)	$2,774
Decrease in translation of net assets of foreign subsidiaries	30,901
Additional transaction losses	1,393

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal controls over financial reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously announced, we acquired Novus on July 2, 2014, ProtienSimple on July 31, 2014, and CyVek on November 3, 2014. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

The results reported in this quarterly report include those of Novus, ProteinSimple, and Cyvek.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 11, 2015, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the nine months ended March 31, 2015. The maximum approximate dollar value of shares that may yet be purchased under the Company’s existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 6. EXHIBITS

See “exhibit index” following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: May 11, 2015	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 11, 2015	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement