Form 10-K
period 2015-06-30
BIO-TECHNE Corp
filed 2015-08-31
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

   Large accelerated filer (X) Accelerated filer ( ) Non-accelerated filer ( ) Small reporting company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on December 31, 2014 as reported on The Nasdaq Stock Market ($92.40 per share) was approximately $3.4 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $0.01 par value Common Stock outstanding at August 26, 2015: 37,167,171

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

ITEM 1. BUSINESS

OVERVIEW

Bio-Techne and its subsidiaries, collectively doing business as Bio-Techne (Bio-Techne, we, our, us or the Company) develop, manufacture and sell biotechnology reagents, instruments and clinical diagnostic products worldwide. With our deep product portfolio and application expertise, Bio-Techne is a leader in providing specialized proteins, including cytokines and growth factors, antibodies, related immunoassays, biologically active small molecules and other reagents to the research, diagnostics and clinical controls markets. With recent acquisitions, we also support our customers with instrumentation designed to simplify key protein analysis processes.

A Minneapolis, Minnesota-based company, Bio-Techne originally was founded as Research and Diagnostic Systems, Inc. (R&D Systems) in 1976. Techne Corporation, a public entity at the time, acquired R&D Systems in 1985 and through this action made R&D Systems a public company. The initial products focused on the hematology blood controls and calibrators market but soon expanded through the creation of the Biotechnology Division to include reagents used in life science research. We further expanded the product portfolio through a series of acquisitions, including, the Amgen Inc. research business in 1991, the Genzyme Corporation research business in 1998, Fortron Bio Science, Inc. and BiosPacific, Inc. (BiosPacific) in 2005, and Boston Biochem, Inc. and Tocris Holdings Limited (Tocris) in 2011. In fiscal 2014, we strengthened our Clinical Controls solutions by acquiring Bionostics Holdings Limited (Bionostics). We also increased our Biotechnology segment offerings through the acquisition of Shanghai-based PrimeGene Bio-Tech Co. (PrimeGene) and Novus Biologicals LLC (Novus Biologicals) in 2014. Also in 2014, we acquired ProteinSimple and CyVek, Inc., both with innovative instrument platforms useful for protein analysis, and which together form our new Protein Platforms segment. Following the 2015 fiscal year, in July 2015, we acquired Cliniqa Corporation, which specializes in the manufacturing and commercialization of quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market to further expand and complement our Clinical Controls solutions. With these recent investments, we are able to scale our business and expand our product portfilio as well as geographic markets.

Recognizing the importance of a unified and global approach to meeting our mission and accomplishing our strategies, in fiscal 2014 we implemented a new global brand, Bio-Techne. In November 2014 we also changed the name of the parent corporation from Techne Corporation to Bio-Techne Corporation. The Bio-Techne name is derived from the Greek words “Bio,” or “life,” and “Techne,” or “the application of knowledge to practical matters.” The combination of these words and their meanings capture the essence of Bio-Techne, its products and mission. The Bio-Techne name solidifies the new strategic direction for the Company, and also unifies all of our brands under one complete portfolio.

We operate globally, with offices in multiple locations in the United States, Europe and China. Today, our product line extends to over 275,000 products with state of the art facilities to accommodate many of our manufacturing needs.

We are committed to providing the life sciences community with innovative, high-quality scientific tools to better understand biological processes and drive discovery. We intend to build on Bio-Techne’s past accomplishments, high quality reputation and sound financial position by executing strategies that position us to become the standard for biological content in the research market, and to leverage that leadership position to enter the diagnostics and other adjacent markets. Our strategies include:

Continued innovation in core products. Through collaborations with key opinion leaders and participation in scientific discussions and associations, we expect to leverage our continued significant investment in our research and development activities to be first-to-market with quality products that are at the leading edge of life science researchers’ needs.

Investments in targeted acquisitions. We intend to leverage our strong balance sheet to gain access to new technologies and products that improve our competitiveness in the current market, meet customers’ expanding work flow needs and allow us to enter adjacent markets.

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

OUR PRODUCTS AND MARKETS

Currently Bio-Techne operates worldwide and has three reportable business segments, the Biotechnology, Clinical Controls and Protein Platforms divisions. The Biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Clinical Controls reporting segment develops and manufactures controls and calibrators for the global clinical market. And the Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis. In fiscal 2015, net sales from Bio-Techne’s Biotechnology, Clinical Controls and Protein Platforms segments represented 72.1%, 13.3% and 14.6% of consolidated net sales, respectively. Financial information relating to Bio-Techne’s segments is incorporated herein by reference to Note L to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Biotechnology Segment

Through our Biotechnology segment, we are one of the world’s leading suppliers of specialized proteins, such as cytokines, growth factors, immunoassays, antibodies and related reagents, to the biotechnology research community. We isolate and produce proteins in a pure form either from the native cells or through recombinant DNA technology. With the acquisition of Tocris in April 2011, we added chemically-based products to our Biotechnology segment. Our combined chemical and biological reagents portfolio provides new tools which customers can use in solving the complexity of important biological pathways and glean knowledge which may lead to a fuller understanding of biological processes and ultimately to the development of novel strategies to address different pathologies.

Biotechnology Segment Products

Proteins. We develop and manufacture in-house a range of cytokines, growth factors and enzymes, extracted from natural sources or produced using recombinant DNA technology. We produce and characterize all protein products to a high degree of purity and biological activity. The growing interest by academic and commercial researchers in cytokines is largely due to the profound effect that tiny amounts of a cytokine can have on cell’s and tissues. Cytokines are intercellular messengers and, as a result, act as signaling agents by interacting with specific receptors on the affected cells and trigger events that can lead to significant changes in a cell behavior. Enzymes are proteins which act as biological catalysts that accelerate chemical reactions. Most enzymes, including proteases, kinases and phosphatases, are proteins that modify the structure and function of other proteins and in turn affect cell behavior and function. Additionally, both enzymes and cytokines have the potential to serve as predictive biomarkers and therapeutic targets for a variety of diseases and conditions including cancer, Alzheimer’s, arthritis, autoimmunity, diabetes, hypertension, obesity, inflammation, AIDS and influenza.

Antibodies. Antibodies are specialized proteins produced by the immune system of an animal that recognize and bind to target molecules. We produce our polyclonal antibodies in animals (primarily goats, sheep and rabbits), purifying them from the animals’ blood. We derive monoclonal antibodies from immortalized rodent cell lines using hybridoma technology, isolating them from cell culture medium, or we manufacture them through recombinant DNA technology. The flow cytometry product line includes fluorochrome labeled antibodies and kits that are used to determine the immuno-phenotypic properties of cells from different tissues.

Immunoassays. We market a variety of immunoassays on different testing platforms, including microtiter-plate based kits sold under the trade name Quantikine®, multiplex immunoassays based on encoded bead technology and immunoassays based on planar spotted surfaces. Researchers use these immunoassay products to quantify the level of a specific protein in biological fluids, such as serum, plasma, or urine. Protein quantification is an integral component of basic research, as potential diagnostic tools for various diseases and as a valuable indicator of the effects of new therapeutic compounds in the drug discovery process. Immunoassays can also be useful in clinical diagnostics. We have received Food and Drug Administration (FDA) marketing clearance for erythropoietin (EPO), transferrin receptor (TfR) and Beta2-microglobulin (b2M) immunoassays for use as in vitro diagnostic devices.

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

Biotechnology Segment Customers and Distribution Methods

We sell our biotechnology products directly to customers who are primarily located in North America, western Europe and China. We have a sales and marketing partnership agreement with Fisher Scientific in order to bolster our market presence in North America and leverage the transactional efficiencies offered by the large Fisher organization. We also sell through third party distributors in China, Japan, southern Europe and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of Biotechnology’s net sales during fiscal 2015, 2014 or 2013.

Biotechnology Segment Competitors

A number of companies supply the worldwide market for protein related and chemically-based research reagents, including GE Healthcare Life Sciences, BD Biosciences, Merck KGaA/EMD Chemicals, Inc., PeproTech, Inc., Santa Cruz Biotechnology, Inc., Abcam plc., Thermo Fisher Scientific, Inc., Cayman Chemical Company and Enzo Biochem, Inc. Market success is primarily dependent upon product quality, selection and reputation. We believe we are one of the leading world-wide suppliers of cytokine related products in the research market. We further believe that the expanding line of our products, their recognized quality, and the growing demand for protein related and chemically-based research reagents will allow us to remain competitive in the growing biotechnology research and diagnostic market.

Biotechnology Segment Manufacturing

We develop and manufacture the majority of our cytokines using recombinant DNA technology, thus significantly reducing our reliance on outside resources. Tocris chemical-based products are synthesized from widely available products. We typically have several outside sources for all critical raw materials necessary for the manufacture of our products.

The majority of our Biotechnology products are shipped within one day of receipt of the customers’ orders. Consequently, we had no significant backlog of orders for our Biotechnology segment products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2014.

Clinical Controls Segment

Proper diagnosis of many illnesses requires a thorough and accurate analysis of a patient’s blood cells, which is usually done with automated or semi-automated hematology instruments. Our Clinical Controls segment develops and manufactures controls and calibrators for instruments in the global clinical market.

Clinical Controls Segment Products

We derive our hematology controls and calibrators from various cellular components of blood which have been stabilized. These control and calibrator products ensure that hematology instruments are performing accurately and reliably.

We offer a wide range of hematology controls and calibrators for both impedance and laser type cell counters. We also supply hematology control products for use as proficiency testing tools by laboratory certifying authorities in a number of states and countries. We believe our products have improved stability and versatility and a longer shelf life than most of those of our competitors. We also offer clinical controls for blood glucose and blood gas devices, as well as coagulation device control products.

Clinical Controls Segment Customers and Distribution Methods

Original Equipment Manufacturer (OEM) agreements represent the largest market for our clinical controls products. In fiscal 2015, 2014 and 2013, OEM agreements accounted for $41.1 million, $41.2 million, and $10.8 million, respectively, or 9%, 12%, and 3% of total consolidated net sales in each fiscal year, respectively. The increase in fiscal 2014 was a result of the acquisition of Bionostics. We sell our clinical control products directly to customers in the United States and primarily through distributors in the rest of the world. One OEM customer accounted for approximately 13% and 14% of Clinical Controls’ net sales during fiscal 2015 and 2014, respectively. No single customer accounted for more than 10% of Clinical Controls’ net sales in fiscal 2013.

Clinical Controls Segment Competitors

Competition is intense in the clinical controls business. The market is composed of manufacturers of laboratory reagents, chemicals and coagulation products and independent blood control manufacturers in addition to instrument manufacturers. The principal clinical diagnostic control competitors for our products in this segment are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Streck, Inc., Siemens Healthcare Diagnostics Inc. and Sysmex Corporation. We believe we are the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck, Inc. We compete based primarily on product performance, quality, and price.

Clinical Controls Segment Manufacturing

The primary raw material for our clinical controls products is whole blood. We purchase human blood from commercial blood banks, and porcine and bovine blood from nearby meat processing plants. After we receive raw blood, we separate it into its cellular components, and then process and stabilize it. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens prior to use, the higher cost of these materials has not had a material adverse effect on our business. Bio-Techne does not perform its own pathogen testing, as most suppliers test all human blood collected.

The majority of the Clinical Control products are shipped based on a preset, recurring schedule. There was no significant backlog of orders for our Clinical Control products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2014.

Protein Platforms Segment

Proteins are important for understanding disease because they are the functional units that carry out specific tasks in every cell. Without them, the cell cannot perform its intended function, produce the energy it requires, maintain its shape or survive in its environment. However, proteins are difficult to interrogate because they are large, complex and unique. Our Protein Platforms segment develops, manufactures and sells tools to make protein analysis simpler, more quantitative and reproduceable.

Protein Platforms Segment Products

The Simple Western Platform. The Western blot, or Western, is one of the most widely-used assay for protein analysis and identification today. Unchanged since its invention in 1979, the Western assay is used by molecular biologists, biochemists and clinicians to determine if a specific protein is present in a sample. This assay is an immunoassay, meaning that it requires a specific antibody in order to correctly identify the protein of interest. The Western blot also shows the researcher the size of the protein identified. Our Simple Western platform is a fully-automated, analytical technique that can identify and quantify a protein of interest in a sample. Like the Western blot, our Simple Western also provides the user with the size of the protein and utilizes antibodies to identify specific proteins in the sample. The Simple Western automates the entire workflow and transforms the Western blot into a gel-free, blot-free assay requiring just 30 minutes of sample prep time. Not only does the Simple Western simplify the workflow, it transforms the Western into a real analytical tool for protein analysis, providing truly quantitative, high quality data. The reproducibility of the assay enables researchers to determine quantitatively how much protein exists in a given sample. As has been demonstrated in numerous experiments conducted by us and our customers, each of our Simple Western products is more sensitive than a traditional Western, meaning that the Simple Western will detect a lower level of target protein in a given sample or allow a researcher to use less sample to run the assay. Multiple proteins can also be assessed in every sample allowing a more holistic view of protein function.

SimplePlex Platform. A common assay used in research and clinical diagnostics is the ELISA, or enzyme-linked immunosorbent assay. ELISA tests detect a variety proteins, including cytokines, hormones, bacterial antigens, and antibodies. ELISA tests can be cumbersome and time-consuming, and are not always easy to replicate, especially when attempting to test several proteins in a single assay. The SimplePlex platform is a transformative immunoassay technology which integrates an innovatively designed microfluidic cartridge with a state-of-the-art analyzer to deliver a bench-top immunoassay system that is more sensitive than ELISA with none of the traditional challenges of assay design or repeatability. SimplePlex assays are fully automated, multi-analyte immunoassays that permit the customer to run multiple samples while interrogating multiple analytes in approximately one hour. We believe the SimplePlex technology, along with other immunoassay platforms offered by Bio-Techne, represents the most comprehensive line of immunoassay products to meet customers’ complete workflow in their research and clinical protein applications.

Biologics Instrumentation. Biologics are complex protein-based therapeutics, and are transforming the pharmaceutical industry and treatment of many diseases. Biologic drugs are very effective targeted therapeutics for diseases such as arthritis, cancer and diabetes, and their number in development is increasing because of a variety of advances in biochemistry, immunology and biotechnology. Biologics can be monoclonal antibodies, recombinant proteins and vaccines. Developers of biologics are required by regulatory agencies, such as FDA, to develop robust processes to ensure that the specific biologic of interest can be identified and characterized accurately and then consistently and reliably produced. As a result, a suite of complementary analytical approaches are utilized to measure attributes such as identity, biological potency, purity, safety and impurities. These analytical approaches are used throughout the product development process, spanning initial discovery, expression, formulation, process development, quality control and final release. Our Biologics tools help researchers interrogate protein purity and identify contaminants during the development and production of biologics. Our iCE3 system is an analytical tool that measures the charge heterogeneity of proteins. Our micro-flow imaging, or MFI, platform detects both visible (10 µm and larger) and subvisible (below 10 µm) particles. It directly measures the size, shape, count and concentration of particles within the 1 µm to 300 µm size range.

Protein Platforms Segment Customers and Distribution Methods.

We sell our protein platforms products directly to customers who are primarily located in North America, western Europe and Japan. We also sell through third party distributors in China, southern Europe and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of Protein Platforms’ net sales during fiscal 2015, 2014 or 2013.

Protein Platforms Segment Competitors.

Our Simple Western platform is a complete replacement for the traditional Western blot. As a result, we face competition from the vendors that supply instruments and reagents to traditional Western blot users. These competitors include Bio-Rad Laboratories, GE Healthcare, Merck KGaA, PerkinElmer and Thermo Fisher Scientific. All of these vendors provide elements of the traditional work flow. Similarly, our SimplePlex platform replaces the traditional ELISA assay as well as some flow-based multiplex assays; competitors include those who supply instruments and reagents for ELISAs, including Meso Scale Discovery, PerkinElmer, Thermo Fisher, Luminex, Millipore, Molecular Devices, Tecan BioTek, and Bio-Rad Laboratories. The primary competitors for our Biologics instrumentation are Agilent Technologies, Danaher and PerkinElmer, as well as GE Healthcare, Shimadzu, Thermo Fisher and Waters. We believe our competitive position is strong due to the unique aspects of our products and our product quality.

Protein Platforms Segment Manufacturing.

We manufacture our Simple Western products at our facility in San Jose, California and Minneapolis, Minnesota. Our Biologics instruments and consumables are manufactured at our facilities in Toronto and Ottawa, both located in Ontario, Canada. We manufacture our Simple Plex products at our facility in Wallingford, Connecticut. We manufacture our own components where we believe it adds significant value, but we rely on suppliers for the manufacture of some of the consumables, components, subassemblies and autosamplers used with, or included in, our systems, which are manufactured to our specifications. We are not dependent on any one supplier and are not required to carry significant amounts of inventory to assure ourselves of a continuous allotment of goods from suppliers. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures.

There was no significant backlog of orders for our Protein Platforms products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2014.

Geographic Information

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2015	2014	2013
External sales
United States	$245,217	$190,359	$164,308
Europe	134,077	97,157	88,297
China	26,105	18,878	14,106
Other Asia	23,806	32,704	28,608
Rest of world	23,041	18,665	15,256
Total external sales	$452,246	$357,763	$310,575

	As of June 30,
	2015	2014	2013
Long-lived assets
United States and Canada	$119,075	$109,790	$103,541
Europe	11,239	8,340	7,129
China	1,286	678	117
Total long-lived assets	$131,600	$118,808	$110,787

Net sales are attributed to countries based on the location of the customer or distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets. See the description of risks associated with the Company’s foreign subsidiaries in Item 1A of this Annual Report on Form 10-K.

PRODUCTS UNDER DEVELOPMENT

Bio-Techne is engaged in ongoing research and development in all of our major product lines: controls and calibrators, protein analysis instrumentation and related reagents, and cytokines, antibodies, assays, small bioactive molecules and related biotechnology products. We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs.

In fiscal 2015, Bio-Techne introduced approximately 1,600 new biotechnology products to the life science market. All of these products are for research use only and therefore did not require FDA clearance. We also expect to significantly expand our portfolio of products through acquisitions of existing businesses. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

	Year Ended June 30,
	2015	2014	2013
Research expense (in thousands):
Biotechnology	$28,201	$29,189	$28,441
Clinical Controls	1,628	1,756	816
Protein Platforms	11,024	0	0
	$40,853	$30,945	$29,257

Percent of net sales	9%	9%	9%

ACQUISITIONS AND INVESTMENTS

Fiscal 2016 Acquisition

On July 8, 2015, Bio-Techne acquired all of the outstanding equity of Cliniqa Corporation (Cliniqa). Cliniqa, based in San Marcos, California, specializes in the manufacturing and commercialization of quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market. Its controls and reagents are used in a wide variety of diagnostic tests for such pathologies as cardiac disease, diabetes, cancer, immunological disorders, therapeutic drug monitoring, urine analysis and toxicology. The acquisition further expanded and complemented our clinical controls product lines.

Fiscal 2015 Acquisitions

On July 31, 2014, Bio-Techne closed on the acquisition of all of the outstanding equity of ProteinSimple for approximately $300 million. The purchase price was adjusted post-closing based on the final levels of cash and working capital of ProteinSimple at closing. Certain ProteinSimple stockholders are subject to non-compete and non-solicitation obligations for three years following the closing. ProteinSimple develops, markets and sells Western-blotting instruments, biologics and reagents. Western blotting remains one of the most frequently practiced life science techniques, and ProteinSimple’s tools allow researchers to perform this basic research technique with greater speed and efficiency. Automation of the Western blotting technique has the potential to drive additional sales of the consumables Bio-Techne already sells, especially antibodies which have been validated for Western blotting applications. The ProteinSimple products became the foundation of our ProteinPlatforms segment.

On July 2, 2014, Bio-Techne announced that it had acquired all of the issued and outstanding equity interests of Novus Biologicals, LLC (Novus) for approximately $60.0 million. Novus is a Littleton, Colorado-based supplier of a large portfolio of both outsourced and in-house developed antibodies and other reagents for life science research, delivered through an innovative digital commerce platform. The acquisition further expanded our antibody portfolio, consistent with our long term strategic business plan to serve customers with a complete and quality line of reagents, and became a part of our Biotechnology segment.

Fiscal 2014 Investments and Acquisitions

After investing $10.0 million in CyVek, Inc. on April 1, 2014, Bio-Techne’s wholly-owned subsidiary, R & D Systems, Inc. acquired all of CyVek’s equity on November 4, 2014 for approximately $60.0 million. Bio-Techne completed the acquisition as a result of CyVek meeting certain pre-agreed commercial milestones. We will pay CyVek stockholders up to an additional $35.0 million based on the revenue generated by CyVek’s products and related products before May 4, 2017. We will also pay CyVek’s stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. This strategic investment allowed us to offer the SimplePlex platform as part of our Protein Platforms segment, strengthening our market position in the immunoassay market where multiplex testing platforms are becoming more significant.

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

Prior Investments

Bio-Techne has an approximate 14% equity investment in ChemoCentryx, Inc. (CCXI). CCXI is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. Bio-Techne’s investment in CCXI is included in “Short-term available-for-sale investments” at June 30, 2015 and 2014 at fair values of $52.3 million and $37.1 million, respectively.

GOVERNMENT REGULATION

All manufacturers of clinical diagnostic controls are regulated under the Federal Food, Drug and Cosmetic Act, as amended. All of Bio-Techne’s clinical control products are classified as "in vitro diagnostic products" by the U.S. Food and Drug Administration (FDA). The entire control manufacturing process, from receipt of raw materials to the monitoring of control products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of Bio-Techne’s clinical control operations and facilities. Clinical control manufacturing must comply with Quality System Regulations (QSR) as set forth in the FDA’s regulations governing medical devices.

Three of Bio-Techne’s immunoassay kits, EPO, TfR and b2M, have FDA clearance to be sold for clinical diagnostic use. Bio-Techne must comply with QSR for the manufacture of these kits. Biotechnology products manufactured in the U.S. and sold for use in the research market do not require FDA clearance. Tocris products are used as research tools and require no regulatory approval for commercialization. However, some of Tocris’ products are considered controlled substances and require government permits to stock such products and to ship them to end-users. Bio-Techne has no reason to believe that these annual permits will not be re-issued.

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

Bio-Techne is subject to the medical device excise tax which was included as part of the Affordable Care Act. The tax applies to the sale of medical devices by a manufacturer, producer or importer of the device and is 2.3% of the sale price. The tax applies to Bio-Techne’s in vitro diagnostic products, including its clinical control products and biotechnology clinical diagnostic immunoassay kits. Bio-Techne’s medical device excise tax for fiscal 2015 and 2014 was $0.6 million and $0.5 million, respectively.

PATENTS AND TRADEMARKS

Our success depends at least in part upon our ability to protect our core technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections. As of June 30, 2015, we had rights to 45 granted patents and approximately 50 pending patent applications, primarily relating to our clinical controls products. Paten protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot assure you whether any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors’ products or services. Bio-Techne is not substantially dependent on products for which it has obtained patent protection.

In addition to pursuing patents on our products, we also preserve much of our innovation as trade secrets. We have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

No assurance can be given that Bio-Techne’s products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. Bio-Techne has not conducted a patent infringement study for each of its products. Where we have been contacted by patent holders with certain intellectual property rights, Bio-Techne has entered into licensing agreements with patent holders under which it has the exclusive and/or non-exclusive right to use patented technology as well as the right to manufacture and sell certain patented proteins and related products to the research market. For fiscal 2015, 2014 and 2013, total royalties expensed under these licenses were approximately $4.0 million, $3.5 million and $3.3 million, respectively.

Bio-Techne has obtained federal trademark registration for certain of its brand and product names. Bio-Techne believes it has common law trademark rights to certain marks in addition to those which it has registered.

SEASONALITY OF BUSINESS

Biotechnology and Protein Platforms segment products marketed by Bio-Techne historically experience a slowing of sales or of the rate of sales growth during the summer months. Bio-Techne also usually experiences a slowing of sales in all of its reportable segments during the Thanksgiving to New Year holiday period. Bio-Techne believes this seasonality is a result of vacation and academic schedules of its world-wide customer base.

EMPLOYEES

Through its subsidiaries, Bio-Techne employed approximately 1,356 full-time and part-time employees as of June 30, 2015.

ENVIRONMENT

Compliance with federal, state and local environmental protection laws in the United States, United Kingdom, Germany, China and Hong Kong had no material effect on Bio-Techne in fiscal 2015.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Currently, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Charles Kummeth	55	President, Chief Executive Officer and Director	2013
James T. Hippel	44	Chief Financial Officer	2014
Brenda Furlow	57	Senior Vice President, General Counsel and Secretary	2014
J. Fernando Bazan	55	Chief Technology Officer	2013
Marcel Veronneau	61	Senior Vice President, Clinical Controls	1995
David Eansor	54	Senior Vice President, Biotechnology	2014
Robert Gavin	48	Senior Vice President, Protein Platforms	2014

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

Dr. J. Fernando Bazan was appointed Chief Technical Officer when he joined the Company on August 1, 2013. Dr. Bazan is an adjunct professor at the University of Minnesota School of Medicine and served as Chief Scientific Officer at Neuroscience, Inc., a neuroimmunology startup from 2010 to 2012. From 2003 through 2010, Dr. Bazan served as Senior Scientist at Genentech, Inc. (Roche).

Marcel Veronneau was appointed as Vice President, Clinical Controls in March 1995. Prior thereto, he served as Director of Operations for R&D Systems’ Clinical Controls Division since joining the Company in 1993.

David Eansor has served as Senior Vice President, Biotechnology since April, 2015. Prior to that, Mr. Eansor was Senior Vice President, Novus Biologicals, since the Company completed its acquisition of Novus on July 2, 2014. From January 2013 until the date of the acquisition, Mr. Eansor was the Senior Vice President of Corporate Development of Novus Biologicals. Prior to joining Novus, Mr. Eansor was the President of the Bioscience Division of Thermo Fisher Scientific. Mr. Eansor was promoted to Division President in early 2010 after 5 years as President of Thermo Fisher’s Life Science Research business.

Robert Gavin was appointed Senior Vice President of the Protein Platforms Division in December 2014.  Mr. Gavin had previously been Vice President of Product Development at ProteinSimple, which was acquired by the Company in July, 2014.  Prior to joining ProteinSimple in 2008, Mr. Gavin served as Director of Engineering at MDS Analytical Technologies (previously Molecular Devices, Inc.). Prior to Molecular Devices, Mr. Gavin managed a team of engineers at Affymax Research Institute.

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

The Company’s biotechnology and protein platforms products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Research and development spending by the Company’s customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. The U.S. and global economies recently experienced a period of economic downturn and have been slow to recover. Such downturns, and other reductions or delays in governmental funding, could cause customers to delay or forego purchases of the Company’s products. The Company carries essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly revenues and earnings.

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

The Company routinely explores acquiring other businesses and assets. From time to time, the Company may also consider disposing of certain assets, subsidiaries, or lines of business. During fiscal 2015, the Company acquired Novus, ProteinSimple, and CyVek, In July 2016, we acquired Cliniqa Corporation. Acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention, difficulty with integrating acquired businesses, integration of different corporate cultures or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities, and potential disputes with the buyers or sellers, and the need to evaluate the financial systems of and establish internal controls for acquired entities. There can be no assurance that the Company will engage in any additional acquisitions or divestitures or that the Company will be able to do so on terms that will result in any expected benefits. In addition, acquisitions financed with borrowings could make the Company more vulnerable to business downturns and could negatively affect the Company’s earnings due to higher leverage and interest expense.

The Company is subject to risk associated with global operations.

The Company engages in business globally, with approximately 46% of the Company’s sales revenue in fiscal 2015 coming from outside the U.S. This subjects the Company to a number of risks, including international economic, political, and labor conditions; tax laws (including U.S. taxes on foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond the Company’s control, including terrorism, war, natural disasters, climate change and diseases.

The application of laws and regulations implicating global transactions is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in the Company’s business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions, prohibited business conduct, and damage to the Company’s reputation. The Company incurs additional legal compliance costs associated with its global operations and could become subject to legal penalties in foreign countries if it does not comply with local laws and regulations, which may be substantially different from those in the U.S.

The Company conducts and plans to grow its business in developing markets, which may cause additional operational and legal risk.

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

Approximately 24% of the Company’s net sales in fiscal 2015 were made through its foreign subsidiaries, which transact their sales in foreign currencies. Any adverse movement in foreign currency exchange rates could, therefore, negatively affect the Company’s revenues and earnings. In fiscal 2015, for example, the exchange rate between the Euro and the US dollar changed materially, resulting in consolidated net sales that were approximately $8.5 million lower in fiscal 2015 when compared to fiscal 2014. Moreover, the financial crisis faced by several Eurozone countries, and the ongoing economic instability in that region, may lead to reduced spending on health care and research by Eurozone governments, which could adversely affect the Company’s European sales, as well as its revenues, financial condition and results of operations.

The Company may incur losses as a result of its investments in ChemoCentryx, Inc. and other companies in which it does not have a majority interest, the success of which is largely out of the Company’s control.

The Company’s expansion strategies include collaborations and investments in joint ventures and companies developing new products related to the Company’s business. These strategies carry risks that objectives will not be achieved and future earnings will be adversely affected.

The Company has an approximate 14% equity investment in ChemoCentryx, Inc. (CCXI) that is valued at $52.3 million on the Company’s June 30, 2015 Consolidated Balance Sheet. CCXI is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory diseases and cancers. The development of new drugs is a highly risky undertaking. CCXI is dependent on a limited number of products, must achieve favorable clinical trial results, obtain regulatory and marketing approval for these products. CCXI has also incurred significant losses and has yet to achieve profitability.

The ownership of CCXI shares is very concentrated, the share price is highly volatile and there is limited trading of the shares. These factors make it possible that the Company could experience future dilution or a decline in the $22.8 million unrealized gain it has on its CCXI investment and/or its original $29.5 million investment in CCXI. At August 26, 2015, the market value of the Company’s investment in CCXI was approximately $44 million.

The Company’s success will be dependent on recruiting and retaining highly qualified personnel.

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel are critical to the Company’s success. The Company’s anticipated growth and its expected expansion into areas and activities requiring additional expertise will require the addition of new personnel and the development of additional expertise by existing personnel. The failure to attract and retain such personnel could adversely affect the Company’s business.

The Company is dependent on maintaining its intellectual property rights.

The Company’s success depends in part on its ability to protect and maintain its intellectual property, including trade secrets. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. The Company attempts to protect trade secrets in part through confidentiality agreements, but those agreements can be breached, and if they are, there may not be an adequate remedy. If trade secrets become publicly known, the Company could lose its competitive position.

The Company also attempts to protect and maintain intellectual property through the patent process. As of June 30, 2015, we owned or exclusively licensed 45 granted U.S. patents and approximately 50 pending patent applications. We cannot be confident that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted. It is possible that, if patents are granted to us, others will design around our patented technologies. Further, other parties may challenge any patents granted to us and courts or regulatory agencies may hold our patents to be invalid or unenforceable. We may not be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

We may be involved in lawsuits to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third-party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business.

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

In connection with the acquisition of ProteinSimple in July 2014, the Company entered into a revolving credit facility, governed by a Credit Agreement dated July 28, 2014. The Credit Agreement provides for a revolving credit facility of $150 million, which can be increased by an additional $150 million subject to certain conditions. Borrowings under the Credit Agreement bear interest at a variable rate. As of July 31, 2015, the Company had drawn $73 million under the Credit Agreement.

The terms of the Credit Agreement and the burden of the indebtedness incurred thereunder could have negative consequences for us, such as:

■	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs;

■	increasing the Company’s vulnerability to, and reducing its flexibility in planning for, adverse changes in economic, industry and competitive conditions; and

■	increasing the Company’s vulnerability to increases in interest rates.

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

We may experience difficulties implementing our enterprise resource planning system.

We are implementing a new enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of the new ERP system requires the investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

The Company’s business is subject to governmental laws and regulations.

The Company’s operations are subject to regulation by various US federal, state and international agencies. Laws and regulations enacted and enforced by these agencies impact all aspects of the Company’s operations including design, development, manufacturing, labeling, selling and the importing and exporting of products across international borders. Any changes to laws and regulations governing such activities could have an effect on the Company’s operations and ability to obtain regulatory clearance or approval of the Company’s products. If the Company fails to comply with any of these regulations, it may become subject to fines, penalties or actions that could impact development, manufacturing and distribution and/or increase costs or reduce sales. The approval process applicable to clinical control products and certain immunoassay kits that may be developed by the Company may take a year or more. Delays in obtaining approvals could adversely affect the marketing of new products developed by the Company, and negatively affect the Company’s revenues.

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

The Company’s internal quality control, packaging and distribution operations support the majority of the Company’s sales. Since certain Company products must comply with Food and Drug Administration Quality System Regulations and because in all instances, the Company creates value for its customers through the development of high-quality products, any significant decline in quality or disruption of operations for any reason, particularly at the Minneapolis facility, could adversely affect sales and customer relationships, and therefore adversely affect the business. While the Company has taken certain steps to manage these operational risks, and while insurance coverage may reimburse, in whole or in part, for losses related to such disruptions, the Company’s future sales growth and earnings may be adversely affected by perceived disruption risks or actual disruptions.

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

With our acquisitions of ProteinSimple and CyVek in 2014, we now manufacture and sell products that may be covered under the Securities and Exchange Commission’s (SEC) rule regarding “conflict minerals.”  We are now required to determine whether these products contain conflict minerals, and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo (DRC) or an adjoining country. Under the regulations, we are required to file a report with the SEC by May 31, 2017, to disclose and report whether or not such conflict minerals originate from the DRC or an adjoining country.  Complying with this regulation could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities.  We may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

Rental income from the above properties was $1.0 million, $1.0 million, and $0.8 million in fiscal 2015, 2014, and 2013, respectively.

The Company owns the 17,000 square foot facility that its R&D Europe subsidiary occupies in Abingdon, England. This facility is utilized by the Company’s Biotechnology and Protein Platforms segments.

The Company leases the following facilities, all of which are utilized by the Company’s Biotechnology segment with the exception of the location used by the Company’s Bionostics subsidiary (Clinical Control segment), and the ProteinSimple and CyVek sites which support the Protein Platforms segment:

Subsidiary	Location	Type	Square Feet

R&D Systems Europe Ltd.	Langely, U.K.	Warehouse	14,300
R&D Systems GmbH	Wiesbaden-Nordenstadt, Germany	Office space	4,200
BiosPacific, Inc.	Emeryville, California	Office space	3,000
R&D Systems China Co., Ltd.	Shanghai and Bejing, China	Office/warehouse	5,700
Bio-Techne Hong Kong, Ltd.	Hong Kong	Office space	1,200
Boston Biochem, Inc.	Cambridge, Massachusetts	Office/lab	7,400
Tocris Crookson Limited	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	40,900
Shanghai PrimeGene Bio-Tech Co., Ltd.	Shanghai, China	Office/manufacturing/lab	13,700
Bionostics, Inc.	Devens, Massachusetts	Office/manufacturing	48,000
Novus Biologicals, LLC	Littleton, Colorado	Office/warehouse	22,500
ProteinSimple	Santa Clara, California	Office/manufacturing/warehouse	167,000
ProteinSimple Canada	Ottawa and Toronto, Canada	Office/manufacturing/warehouse	10,000
ProteinSimple Japan	Tokyo, Japan	Office	3,500
CyVek Inc.	Wallingford, Connecticut	Office/manufacturing/warehouse	17,500

The Company is currently pursuing new lease space for its Tocris operations. The Company believes the owned and leased properties, other than the Tocris facility, are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

As of August 26, 2015, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

	Fiscal 2015 Price		Fiscal 2014 Price
	High	Low	High	Low

1st Quarter	$97.15	$89.03	$83.83	$69.30
2nd Quarter	95.89	86.01	94.78	77.14
3rd Quarter	101.60	87.24	96.96	82.51
4th Quarter	103.56	95.37	93.06	82.63

Holders of Common Stock and Dividends Paid

As of August 26, 2015, there were over 31,000 beneficial shareholders of the Company’s common stock and over 150 shareholders of record. The Company paid quarterly cash dividends totaling $47.1 million, $45.4 million and $43.5 million in fiscal 2015, 2014 and 2013, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future. The Company entered into a revolving line of credit in July 2014, which would prohibit payment of dividends to Company shareholders in the event of a default thereunder. The Credit Agreement that governs the revolving line of credit contains customary events of default.

Issuer Purchases of Equity Securities

There was no share repurchase activity by the Company in fiscal 2015. The maximum approximate dollar value of shares that may yet be purchased under the Company’s existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2010 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

 (dollars in thousands, except per share data)

Income and Share Data:	2015 (1)	2014 (2)	2013	2012	2011 (3)

Net sales	$452,246	$357,763	$310,575	$314,560	$289,962
Operating income	147,023	159,750	158,469	166,209	163,055
Earnings before income taxes (4)	154,162	161,392	160,662	162,195	164,981
Net earnings	107,735	110,948	112,561	112,331	112,302
Diluted earnings per share	2.89	3.00	3.05	3.04	3.02
Average common and common equivalent shares - diluted (in thousands)	37,231	37,005	36,900	37,006	37,172

Balance Sheet Data as of June 30:	2015	2014	2013	2012	2011

Cash, cash equivalents and short-term available-for-sale investments	110,921	$363,354	$332,937	$268,986	$140,813
Working capital	208,515	443,022	377,432	310,757	212,229
Total assets	1,063,360	862,491	778,098	719,324	617,670
Total shareholders’ equity	846,935	795,265	737,541	674,442	586,122

Cash Flow Data:	2015	2014	2013	2012	2011

Net cash provided by operating activities	$139,359	$136,762	$123,562	$126,746	$127,194
Capital expenditures	19,904	13,821	22,454	6,017	3,630
Cash dividends declared per share	1.27	1.23	1.18	1.11	1.07

Employee Data as of June 30:	2015	2014	2013	2012	2011

Employees	1,356	967	789	783	763

(1)	The Company acquired Novus Holdings LLC (Novus) on July 2, 2014, ProteinSimple on July 31, 2014, and CyVek Inc. on November 3, 2014.

(2)	The Company acquired Bionostics Holdings, Ltd on July 22, 2013 and Shanghai PrimeGene Bio-Tech Co. on April 30, 2014.

(3)	The Company acquired Boston Biochem, Inc. on April 1, 2011 and Tocris Holdings Limited and subsidiaries on April 28, 2011.

(4)

Earnings before income taxes included acquisition related expenses related to amortization of intangibles, costs recognized on sale of acquired inventories and professional fees associated with acquisition activity, as follows: 2015 - $37.6 million; 2014 - $20.0 million; 2013 - $10.2 million; 2012 - $12.7 million; 2011 - $5.0 million; 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, which are based on the Company’s current assumptions and expectations. The principal forward-looking statements in this report include the Company’s expectations regarding product releases and strategy, future financial results, acquisition activity, the competitive environment, currency fluctuation and exchange rates, capital expenditures, the performance of the Company’s investments, future dividend declarations, the construction and lease of certain facilities, the adequacy of owned and leased property for future operations, anticipated financial results and sufficiency of capital resources to meet the Company’s foreseeable future cash and working capital requirements.

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

USE OF ADJUSTED FINANCIAL MEASURES

The adjusted financial measures used in this Annual Report on Form 10-K quantify the impact the following events had on reported net sales, gross margin percentages and net earnings for fiscal 2015 as compared to fiscal 2014 and 2013:

■	fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling and Chinese yuan) to U.S. dollars;

■

the acquisitions in fiscal 2015 of CyVek, Inc. (CyVek) on November 4, 2014, ProteinSimple on July 31, 2014, and Novus Biologicals, LLC (Novus) on July 1, 2014 and in fiscal 2014 of Shanghai-based PrimeGene Bio-Tech Co. (PrimeGene) on April 30, 2014 and Bionostics Holdings, Ltd. (Bionostics) on July 22, 2013 including the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written-up to fair value;

■	professional fees and other costs incurred as part of the acquisitions of CyVek, ProteinSimple, and Novus in fiscal 2015 and of Bionostics and PrimeGene in fiscal 2014;

■

income tax adjustments related to the reinstatement of the U.S. credit for research and development expenditures in fiscal 2013, the expiration of the credit on December 31, 2013, and the reversal of valuation allowances on deferred tax assets in fiscal 2012; and

■	the gain on the purchase of CyVek

These adjusted financial measures are not prepared in accordance with generally accepted accounting principles (GAAP) and may be different from adjusted financial measures used by other companies. Adjusted financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The Company views these adjusted financial measures to be helpful in assessing the Company's ongoing operating results. In addition, these adjusted financial measures facilitate our internal comparisons to historical operating results and comparisons to competitors' operating results. These adjusted financial measures are included in this Annual Report on Form 10-K because the Company believes they are useful to investors in allowing for greater transparency related to supplemental information used in the Company’s financial and operational analysis. Investors are encouraged to review the reconciliations of adjusted financial measures used in this Annual Report on Form 10-K to their most directly comparable GAAP financial measures.

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

Bio-Techne operates worldwide and has three reportable segments based on the nature of products; they are Biotechnology, Clinical Controls and Protein Platforms. The Biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Clinical Controls reporting segment develops and manufactures controls and calibrators for the global clinical market. The Protein Platforms reporting segment includes the product lines associated with the acquisitions of ProteinSimple in July, 2014 and CyVek in November, 2014, both of which expand the Company’s solutions that it can offer its customers by developing and commercializing proprietary systems and consumables for protein analysis.

OVERALL RESULTS

For fiscal 2015, consolidated net sales increased 26% as compared to fiscal 2014. After adjusting for the impact of the Novus, ProteinSimple and CyVek acquisitions in fiscal 2015, as well as foreign currency fluctuations, organic sales for the year increased 4% with currency translation having a negative impact of 2% and acquisitions contributing 25% to the revenue growth. The organic growth was broad-based, with the Company achieving growth in both the Biotechnology and Clinical Controls reporting segments. A strong bio-pharma end-market in the US and significant government funding of life science research in China were the biggest contributing factors impacting organic growth.

Consolidated GAAP net earnings decreased 3% for fiscal 2015 as compared to fiscal 2014. After adjusting for acquisition related costs and certain income tax items in both years, adjusted net earnings increased 1% in fiscal 2015 as compared to fiscal 2014. Adjusted earnings growth was driven by increased organic sales and contribution from acquisitions partially offset by a negative impact from foreign currency translation.

For fiscal 2014, consolidated net sales increased 15% as compared to fiscal 2013. After adjusting for the 11% impact of the Bionostics and PrimeGene acquisitions in fiscal 2014, as well as 2% positive impact of foreign currency fluctuations, organic sales for the year increased 3%. The growth was broad-based, with the Company achieving organic growth in both the Biotechnology and Clinical Controls reporting segments and in most regions of the world. Commercial investments made globally in fiscal 2014, especially in China, were the biggest contributing factor impacting organic revenue growth.

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

RESULTS OF OPERATIONS

Net Sales

Consolidated organic net sales exclude the impact of net sales contributed by companies acquired during the fiscal year and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan) into U.S. dollars.

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2015	2014

Organic sales growth	4%	3%
Acquisitions sales growth	25%	11%
Impact of foreign currency fluctuations	-2%	2%
Consolidated net sales growth (may not foot due to rounding)	26%	15%

Consolidated net sales by reportable segment were as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013

Biotechnology	$325,897	$300,578	$288,156
Clinical Controls	60,377	57,185	22,419
Protein Platforms	66,247	0	0
Intersegment	(273)	0	0
Consolidated net sales	$452,247	$357,763	$310,575

In fiscal 2015, Biotechnology segment net sales increased 8% from the prior fiscal year. Included in fiscal 2015 Biotechnology segment net sales was $18.5 million generated by the acquisition of Novus Biologicals in July 2014 and the negative impact of foreign currency fluctuations of $8.5 million. Excluding these amounts, organic net sales for the segment increased 3% in fiscal 2015, driven by a strong bio-pharma end-market in the US and significant government funding of life science research in China. The academia and government end-market in the U.S. continued to improve sequentially each quarter in 2015, which the Company capitalized on through its distribution partnership with Fisher Scientific. In Europe, most countries experienced growth in 2015, but this growth was negated by the timing of research cycles experienced by the Company’s large pharma customers located in Germany. The Pacific Rim regions delivered modest growth, with the exception of Japan, where the devaluation of the yen versus the US dollar encouraged local distributors to hold lower levels of inventory than in the prior year.

In fiscal 2015, Clinical Controls segment net sales increased 6%, with organic sales contributing 5% to growth and the acquisition of Bionostics contributing 1% to growth.   Growth came equally from solid demand for both the segment’s hematology-based controls and blood glucose/gas-based controls attributable to close relationships with our OEM customers.

In fiscal 2015, the new Protein Platforms segment generated net sales of $66.2 million. This segment includes the ProteinSimple product lines associated with the acquisitions of ProteinSimple in July, 2014 and CyVek in November, 2014, both of which expand the Company’s solutions that it can offer its customers by developing and commercializing proprietary systems and consumables for protein analysis.

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

In fiscal 2014, Clinical Controls segment net sales increased $34.8 million, or 61% from the prior fiscal year. Included in Clinical Controls segment net sales was $33.1 million from the acquisition of Bionostics in July 2013. Clinical Controls segment organic net sales increased 7% in fiscal 2014 from each of the prior fiscal year, primarily as a result of strong end-market demand and operational execution.

Gross Margins

Consolidated gross margins were 68%, 70% and 74% in fiscal 2015, 2014 and 2013, respectively. GAAP reported consolidated gross margins were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired during fiscal 2015, 2014, 2013 and prior years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold and amortization of intangibles, adjusted gross margins were 72%, 74% and 77% in fiscal 2015, 2014 and 2013, respectively.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Year Ended June 30,
	2015	2014	2013

Consolidated gross margin percentage	67.9%	70.3%	74.4%
Identified adjustments:
Costs recognized upon sale of acquired inventory	1.5%	2.1%	1.4%
Amortization of intangibles	2.1%	1.1%	1.0%
Adjusted gross margin percentage	71.6%	73.5%	76.8%

Fluctuations in adjusted gross margins, as a percentage of net sales, have primarily resulted from changes in foreign currency exchange rates and changes in product mix. In fiscal 2015, the biggest impact to gross margin, as compared to fiscal 2014, was the change in product mix associated with the acquisitions of Novus, ProteinSimple, and CyVek. In fiscal 2014, the biggest impact to gross margin, as compared to fiscal 2013, was the change in product mix associated with the acquisition of Bionostics. We expect that, in the future, gross margins will continue to be impacted by future acquisitions as well as by the introduction and growth of lower-priced brands that will differentiate from our current premium brands, and allow the Company to better compete in more price-sensitive markets.

Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2015	2014	2013

Biotechnology	77.8%	76.3%	76.4%
Clinical Controls	40.1%	38.5%	49.0%
Protein Platforms	57.8%
Consolidated	67.9%	70.3%	74.4%

The Biotechnology segment gross margin percentage for fiscal 2015 was negatively impacted by purchase accounting and intangible asset amortization related to the Novus acquisition in July 2014, as well as foreign currency translation, as discussed above. The Clinical Controls segment gross margin percentage for fiscal 2015 and 2014 was negatively impacted by purchase accounting and intangible asset amortization related to the acquisition of Bionostics in July 2013, as discussed above, as well as reduced pricing for it’s glucose-based control products

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $58.7 million (97%) and $17.3 million (40%) in fiscal 2015 and 2014, respectively. The increase in fiscal 2015 was mainly the result of the acquisitions of Novus, ProteinSimple, and CyVek including $37.1 million of selling, general and administrative expenses by the acquired companies and an increase of $10.5 million of intangible amortization compared to fiscal 2014. Selling, general and administrative expenses in fiscal 2015 also included $4.5 million of acquisition related professional fees. The remaining increase in selling, general and administrative expenses in fiscal 2015 included investments made in global commercial resources, administrative infrastructure, non-cash stock based compensation, and annual wage, salary and benefits increases.

The increase in fiscal 2014 was mainly the result of the acquisitions of Bionostics and PrimeGene, including $4.2 million of selling, general and administrative expenses by the acquired companies and an increase of $4.0 million of intangible amortization. Selling, general and administrative expenses in fiscal 2014 also included $2.2 million of acquisition related professional fees. The remaining increase in selling, general and administrative expenses in fiscal 2014 included investments made in global commercial resources, administrative infrastructure, and annual wage, salary and benefits increases.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013

Biotechnology	$59,359	$42,863	$37,421
Clinical Controls	10,278	9,765	1,561
Protein Platforms	39,144
Unallocated corporate expenses	10,620	8,088	4,402
	$119,401	$60,716	$43,384

Research and Development Expenses

Research and development expenses increased $9.9 million (32%) and $1.7 million (6%) in fiscal 2015 and 2014, respectively, as compared to prior-year periods. Included in research and development expense in fiscal 2015 and 2014 was $11.0 million and $0.9 million of expenses by the companies acquired during fiscal 2015 and 2014, respectively. The remaining expenditures for fiscal 2015 and 2014 were primarily related to the development of new proteins, antibodies and assay kits within the Biotechnology segment, although fiscal 2015 research and development expenses were slightly lower within the Biotechnology segment than in prior years. The Company introduced approximately 1,600 new biotechnology products in fiscal 2015 and in fiscal 2014. Research and development expenses were composed of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013

Biotechnology	$28,001	$29,189	$28,441
Clinical Controls	1,828	1,756	816
Protein Platforms	11,023
	$40,852	$30,945	$29,257

Net Interest Income (Expense)

Net interest income/(expense) for fiscal 2015, 2014 and 2013 was ($0.9) million, $2.7 million, and $2.6 million respectively. Net interest expense in fiscal 2015 resulted from the opening of a debt facility in July 2014 to partially fund the acquisitions of Novus, ProteinSimple, and CyVek. Interest income in fiscal 2014 remained flat from fiscal 2013 due to an increase in cash flow slightly offset by cash used for the acquisition of Bionostics in the first quarter of fiscal 2014.

Other Non-operating Expense, Net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company’s share of gains and losses from equity method investees as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013

Foreign currency (losses) gains	$372	$(128)	$339
Rental income	1,014	1,026	830
Real estate taxes, depreciation and utilities	(2,547)	(1,940)	(2,192)
Net gain (loss) from equity method investees	8,300	0	570
	$7,139	$(1,042)	$(453)

Other non-operating expenses, net for the twelve months ended June 30, 2015 included a non-taxable gain of $8.3 million on the Company’s previous investment in CyVek discussed above.

Income Taxes

Income taxes for fiscal 2015, 2014 and 2013 were provided at rates of 30.1%, 31.3%, and 29.9%, respectively, of consolidated earnings before income taxes. The impact of prior year acquisitions resulted in a net increase in the rate due to additional anticipated state tax filings in comparison to prior year. This increase was offset by other discrete items including the non-taxable CyVek gain as well as an increased tax benefit resulting from a dividend paid from R&D Systems Europe.

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

Net Earnings

Adjusted consolidated net earnings are as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013

Net earnings	$107,735	$110,948	$112,561
Identified adjustments:
Costs recognized upon sale of acquired inventory	6,958	7,479	4,501
Amortization of intangibles	26,169	10,267	5,061
Professional and other acquisition related costs	4,519	2,247	607
Gain in investments	(8,300)	0	0
Tax impact of above adjustments	(11,735)	(5,305)	(2,596)
Tax impact of research and development credit	(910)	(476)	(1,392)
Tax impact of deemed dividend and state and foreign adjustments	2,321	165	(710
Adjusted net earnings	$126,758	$125,325	$118,032

Adjusted net earnings growth	1%	6%

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2015 were $111 million compared to $367 million at June 30, 2014. Included in available-for-sale investments at June 30, 2015 and June 30, 2014 was the fair value of the Company’s investment in CCXI of $52.3 million and 37.1 million, respectively.

At June 30, 2015, approximately 42%, 23%, and 15% of the Company’s cash and equivalent account balances of $55 million were located in the U.S., China, and Canada respectively with the remainder located in the U.K. and other European countries. At June 30, 2015, approximately 93% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 7% in China.

The Company has either paid U.S. taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations or expects the earnings will be remitted in a tax neutral transaction. Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available funds including funds available through our line-of-credit and cash generated from operations.

During fiscal 2015, the Company acquired Novus, ProteinSimple, and CyVek for approximately $60 million, $300 million and $95 million, respectively. The Novus acquisition was financed through cash on hand. The purchases of ProteinSimple and CyVek were financed through cash on hand and a $150 million revolving line of credit facility that was opened in July 2014. This senior unsecured revolving credit facility has a term of five years with an adjustable interest rate equal to the greater of (i) the prime commercial rate, (ii) the per annum federal funds rate plus 0.5%, or (iii) LIBOR + 1.00% - 1.75% depending on the existing total leverage ratio of Debt to EBITDA (as defined in the Credit Agreement governing the revolving credit facility). The financial covenants of the revolving credit facility require the Company to maintain a minimum Interest Coverage Ratio, defined as the ratio of EBIT to cash interest expense, of 4.0x and a maximum total leverage ratio of 3.5x. The annualized fee for any unused portion of the credit facility is 15 basis points.

Future acquisition strategies may or may not require additional borrowings under the line of credit facility or other outside sources of funding.

Cash Flows From Operating Activities

The Company generated cash from operations of $139 million, $137 million and $124 million in fiscal 2015, 2014 and 2013, respectively. The increase in cash generated from operating activities in fiscal 2015 as compared to fiscal 2014 and in fiscal 2014 compared to fiscal 2013 was mainly the result of increase in net earnings after adjustment for non-cash expenses related to depreciation, amortization, costs recognized on sale of acquired inventory, and stock based compensation expense. Operating cash flow also benefitted from the timing of certain trade receivable cash receipts, trade payable cash disbursements, and income tax payments in fiscal 2014 compared to fiscal 2013.

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

The Company’s net proceeds from the purchase, sale and maturity of available-for-sale investments in fiscal 2015, 2014 and 2013 were $13 million, $184 million and ($9) million, respectively. Most of the Company’s available-for-sale investments in the U.S. (other than its investment in CCXI) were liquidated by fiscal 2014 year-end to prepare for the July purchase of Novus and ProteinSimple. The Company’s investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions consisted of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013

Laboratory, manufacturing, and computer equipment	$9,213	$6,626	$2,882
Construction/renovation	10,691	7,195	19,572
	$19,904	$13,821	$22,454

Construction/renovation for fiscal 2015 included $3.8 million related to the relocation and expansion of the Company’s Tocris facilities in the U.K. Construction and renovation for fiscal 2014 and 2013 included $6.5 million and $18.0 million, respectively, related to the renovation of a building on the Company’s Minneapolis campus which was completed in fiscal 2014. Capital additions planned for fiscal 2016 are approximately $20 million and are expected to be financed through currently available cash and cash generated from operations. Included in the planned fiscal 2016 capital expenditures are approximately $5.6 million for leasehold improvements and equipment needed to complete the relocation and expansion of the Company’s Tocris facilities in the U.K.

Cash Flows From Financing Activities

In fiscal 2015, 2014 and 2013, the Company paid cash dividends of $47.1 million, $45.4 million and $43.5 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $9.7 million, $8.3 million, and $1.1 million for the exercise of options for 241,000, 141,000, and 22,000 shares of common stock in fiscal 2015, 2014 and 2013, respectively. The Company recognized excess tax benefits from stock option exercises of $0.6 million, $0.3 million, $0.1 million in fiscal 2015, 2014 and 2013, respectively.

In fiscal 2013, the Company purchased 8,324 shares of common stock, for its employee stock bonus plans at a cost of $0.6 million.

During fiscal 2015, the Company drew $163 million under its revolving line-of-credit facility to partially fund its acquisitions of ProteinSimple and CyVek. The Company made payments on the line-of-credit and other debt of $95 million.

In April 2009, the Board of Directors authorized a plan for the repurchase and retirement of $60 million of its common stock. In October 2012, the Board of Directors increased the amount authorized under the plan by $100 million. The plan does not have an expiration date. In fiscal 2013, the Company purchased and retired 28,000 and shares of common stock at market values of $1.8 million. There were no stock repurchases in fiscal 2015 or 2014. At June 30, 2015, approximately $125 million remained available for purchase under the above authorizations. There were no share repurchase activity by the Company in fiscal 2015.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2015 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	After 5 Years
Operating leases	$47,648	$5,578	$10,883	$8,679	$22,508
Minimum royalty payments	160	160	0	0	0
CyVek acquisition (1)	35,000	0	35,000	0	0
	$82,808	$5,738	$45,883	$8,679	$22,508

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

Valuation of Available-For-Sale Investments

The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company’s current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. Net unrealized gains on available-for-sale investments at June 30, 2015 were $14.3 million.

Valuation of Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins, antibodies and its chemically-based products. These products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast and its chemically-based products on a five-year forecast. The establishment of a two-year or five-year forecast requires considerable judgment. Inventory quantities in excess of the forecast are not valued due to uncertainty over salability. The value of protein, antibody and chemically-based product inventory not valued at June 30, 2015 was $24 million.

The fair value of inventory purchased through acquisitions was determined based on quantities acquired, selling prices at the date of acquisition and management’s assumptions regarding inventory having future value and the costs to sell such inventories. Inventory purchased in fiscal 2015 through the acquisitions of Novus, ProteinSimple, and CyVek was increased $4.1 million, $1.4 million and $0.1 million respectively. The increase in value of the fiscal 2015 acquired inventory remaining at June 30, 2015 was $2.3 million for Novus. Substantially all of ProteinSimple and CyVek acquired inventory was sold as of June 30, 2015.

Inventory purchased in fiscal 2014 through the acquisition of Bionostics and PrimeGene was increased $1.7 million to $5.7 million and $0.8 million to $1.0 million, respectively. Substantially all of Bionostics and PrimeGene acquired inventory was sold as of June 30, 2015.

Valuation of Intangible Assets and Goodwill

When a business is acquired, the purchase price is allocated, as applicable, between tangible assets, identifiable intangible assets and goodwill. Determining the portion of the purchase price allocated to intangible assets requires significant estimates. The fair value of intangible assets acquired, including developed technologies, trade names, customer relationships and non-compete agreements, were based on management’s forecasted cash inflows and outflows using a relief-from-royalty and multi-period excess earnings method with consideration to other factors including an independent valuation of management’s assumptions. Intangible assets are being amortized over their estimated useful lives, ranging from 3 to 20 years. The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets, net of accumulated amortization, were $293 million at June 30, 2015.

Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying amount of shared assets to the reporting units. The Company’s annual assessment included a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. A significant change in the Company’s market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2015, as the fair values of the Company’s reporting units exceeded their carrying values. Goodwill at June 30, 2015 was $391 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

At the end of fiscal 2015, the Company had a portfolio of equity securities, excluding those classified as cash and cash equivalents, of $56.4 million (see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). As the Company’s securities are classified as available-for-sale, unrealized gains or losses are recognized by the Company in “Other comprehensive income (loss)” on the Consolidated Statement of Earnings and Comprehensive Income.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 18% of the Company’s consolidated net sales in fiscal 2015 were made in foreign currencies, including 6% in euro, 4% in British pound sterling, 5% in Chinese yuan and the remaining 3% in other European and Asian currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation. In fiscal 2015, for example, the exchange rate between the Euro and the US dollar changed materially, resulting in consolidated net sales that were approximately $8.5 million lower in fiscal 2015 compared to fiscal 2014.

Month-end exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2015	2014	2013
British pound:
High	$1.69	$1.71	$1.62
Low	1.48	1.52	1.52
Average	1.57	1.64	1.57
Euro:
High	$1.34	$1.39	$1.36
Low	1.08	1.32	1.23
Average	1.19	1.36	1.30
Chinese yuan:
High	$.164	$.165	$.163
Low	.162	.160	.157
Average	.163	.163	.160

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At June 30, 2015, the Company had the following trade receivable and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

		Denominated Currency	U. S. Dollar Equivalent
Accounts receivable in:
Euros		£451	$709
British Pound Sterling		£1,529	$2,402

Intercompany payable in:
Euros		£451	$771
U.S. dollars		£2,956	$5,057
U.S. dollars	yuan	20,332	$3,305

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2015 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2015 earnings into U.S. dollars	$3,352
Decrease in translation of net assets of foreign subsidiaries	26,808
Additional transaction losses	409

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries
(in thousands, except per share data)

	Year Ended June 30,
	2015	2014	2013

Net sales	$452,246	$357,763	$310,575
Cost of sales	144,969	106,352	79,465
Gross margin	307,277	251,411	231,110

Operating expenses:
Selling, general and administrative	119,401	60,716	43,384
Research and development	40,853	30,945	29,257
Total operating expenses	160,254	91,661	72,641
Operating income	147,023	159,750	158,469

Other income (expense):
Interest expense	(1,544)	0	0
Interest income	634	2,684	2,646
Other non-operating income (expense), net	8,049	(1,042)	(453)
Total other income (expense)	7,139	1,642	2,193
Earnings before income taxes	154,162	161,392	160,662
Income taxes	46,427	50,444	48,101
Net earnings	107,735	110,948	112,561
Other comprehensive income (loss):
Foreign currency translation adjustments	(36,513)	15,819	(3,538)
Unrealized (losses) gains on available-for-sale investments, net of tax of 3,895, ($17,110) and ($2,129), respectively	11,308	(35,760)	(3,684)
Other comprehensive (loss) income	(25,205)	(19,941)	(7,222)
Comprehensive income	$82,530	$91,007	$105,339

Earnings per share:
Basic	$2.90	$3.01	$3.06
Diluted	$2.89	$3.00	$3.05
Cash dividends per common share:	$1.27	$1.23	$1.18
Weighted average common shares outstanding:
Basic	37,096	36,890	36,836
Diluted	37,231	37,005	36,900

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries
(in thousands, except share and per share data)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$54,532	$318,568
Short-term available-for-sale investments	56,389	44,786
Accounts receivable, less allowance for doubtful accounts of $555 and $487, respectively	70,034	55,001
Deferred income taxes	11,511	9,623
Inventories	49,577	38,847
Other current assets	6,240	2,588
Total current assets	248,283	469,413

Available-for-sale investments	0	3,575
Property and equipment, net	129,749	117,120
Goodwill	390,638	151,473
Intangible assets, net	292,839	108,776
Investments in unconsolidated entities	0	10,446
Other assets	1,851	1,688
	$1,063,360	$862,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,443	$9,652
Salaries, wages and related accruals	10,344	6,158
Accrued expenses	6,604	4,136
Deferred revenue	3,380	0
Income taxes payable	1,972	496
Related party note payable, current	4,024	5,949
Total current liabilities	39,768	26,391

Deferred income taxes	61,429	33,838
Related party note payable, long-term	0	6,997
Long-term debt obligations	73,000	0
Contingent consideration payable	39,024	0
Other long-term liabilities	3,204	0

Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	0	0
Common stock, par value $.01 a share; authorized 100,000,000 shares; issued and outstanding 37,152,979 and 37,002,203 shares, respectively	371	370
Additional paid-in capital	163,306	147,004
Retained earnings	713,851	653,279
Accumulated other comprehensive (loss) income	(30,593)	(5,388)
Total shareholders’ equity	846,935	795,265
	$1,063,360	$862,491

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Bio-Techne Corporation and Subsidiaries
(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total

Balances at June 30, 2012	36,826	$368	$131,851	$520,448	$21,775	$674,442
Net earnings				112,561		112,561
Other comprehensive loss					(7,222)	(7,222)
Common stock issued for exercise of options	22	0	1,105			1,105
Common stock issued for restricted stock award	15	0				0
Repurchase of common stock	(28)	(0)		(1,821)		(1,821)
Cash dividends				(43,463)		(43,463)
Stock-based compensation expense			1,864			1,864
Tax benefit from exercise of stock options			75			75
Balances at June 30, 2013	36,835	368	134,895	587,725	14,553	737,541
Net earnings				110,948		110,948
Other comprehensive loss					(19,941)	(19,941)
Surrender and retirement of stock to exercise options	(1)	(0)	(56)			(56)
Common stock issued for exercise of options	142	2	8,380			8,382
Common stock issued for restricted stock awards	26	0				0
Cash dividends				(45,394)		(45,394)
Stock-based compensation expense			3,523			3,523
Tax benefit from exercise of stock options			262			262
Balances at June 30, 2014	37,002	370	147,004	653,279	(5,388)	795,265
Net earnings				107,735		107,735
Other comprehensive loss					(25,205)	(25,205)
Surrender and retirement of stock to exercise options	(0)	(0)	(31)			(31)
Common stock issued for exercise of options	141	1	9,761			9,762
Common stock issued for restricted stock awards	10	0		(57)		(57)
Cash dividends				(47,106)		(47,106)
Stock-based compensation expense			5,918			5,918
Tax benefit from exercise of stock options			615			615
Employee stock purchase plan expense			39			39
Balances at June 30, 2015	37,153	$371	$163,306	$713,851	$(30,593)	846,935

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries
(in thousands)

	Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$107,735	$110,948	$112,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,226	19,175	12,321
Costs recognized on sale of acquired inventory	6,961	7,480	4,501
Deferred income taxes	1,304	(2,853)	(2,534)
Stock-based compensation expense	5,957	3,523	1,864
Gain on sale of CyVek	(8,300)	0	0
Excess tax benefit from stock option exercises	(615)	(262)	(75)
Net (gain) loss from equity method investees	0	0	(570)
Other	458	592	763
Change in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(11,747)	1,145	(2,334)
Inventories	(4,714)	(2,895)	(2,216)
Prepaid expenses	(620)	(554)	(33)
Trade accounts payable and accrued expenses	2,154	1,368	243
Salaries, wages and related accruals	1,679	1,034	(92)
Income taxes payable	1,881	(1,939)	(837)
Net cash provided by operating activities	139,359	136,762	123,562

Cash flows from investing activities:
Purchase of available-for-sale investments	0	(106,746)	(112,712)
Proceeds from sale and maturities of available-for-sale investments	13,466	289,410	103,610
Additions to property and equipment	(19,905)	(13,821)	(22,454)
Acquisitions, net of cash acquired	(420,102)	(109,180)	0
Investment in unconsolidated entity	0	(10,000)	0
Other	48	25	352
Net cash provided by (used in) investing activities	(426,493)	49,688	(31,204)

Cash flows from financing activities:
Cash dividends	(47,106)	(45,394)	(43,463)
Proceeds from stock option exercises	9,731	8,326	1,105
Excess tax benefit from stock option exercises	615	262	75
Purchase of common stock for stock bonus plans	0	0	(573)
Repurchase of common stock	0	0	(1,821)
Borrowings under line-of-credit agreement	163,000	0	0
Payment on line-of-credit and other	(94,964)	0	0
Net cash used in financing activities	31,276	(36,806)	(44,677)

Effect of exchange rate changes on cash and cash equivalents	(8,178)	5,138	(570)
Net change in cash and cash equivalents	(264,036)	154,782	47,111
Cash and cash equivalents at beginning of year	318,568	163,786	116,675
Cash and cash equivalents at end of year	$54,532	$318,568	$163,786

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2015, 2014 and 2013

Note 1.     Description of Business and Summary of Significant Accounting Policies:

Description of business: Bio-Techne Corporation and subsidiaries, collectively doing business as Bio-Techne (the Company) develop, manufacture and sell biotechnology products and clinical diagnostic controls worldwide. With its deep product portfolio and application expertise, Bio-Techne is a leader in providing specialized proteins, including cytokines and growth factors, and related immunoassays, small molecules and other reagents to the research, diagnostics and clinical controls markets.

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

Advertising costs: Advertising expenses (including production and communication costs) were $4.1 million, $3.4 million, and $3.2 million for fiscal 2015, 2014, and 2013, respectively. The Company expenses advertising expenses as incurred.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins, antibodies and its chemically-based products. These products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast and its chemically-based products on a five-year forecast. Inventory quantities in excess of the forecast are not valued due to uncertainty over salability. Sales of previously unvalued protein, antibody and chemically-based inventory for fiscal years 2015, 2014, and 2013 were not material.

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

Goodwill: At June 30, 2015 and 2014, the Company had recorded goodwill of $390.6 million and $151.5 million, respectively. The Company tests goodwill at least annually for impairment. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2015.

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

Note 2. Acquisitions:

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

Novus Holdings LLC: On July 2, 2014, the Company acquired all of the issued and outstanding equity interests of Novus Holdings LLC (Novus). Novus broadens the Company’s antibody offerings by being a supplier of a large portfolio of both outsourced and in-house developed antibodies and other reagents for life science research. Novus is included in the Company’s Biotechnology segment.

In connection with the Novus acquisition, the Company recorded $5.0 million of developed technology intangible assets that have estimated useful lives of 4-12 years, $5.3 million of trade name intangible assets that have an estimated useful life of 20 years, and $14.4 million related to customer relationships that have an estimated useful life of 15 years. The majority of the intangible asset amortization is not deductible for income tax purposes.

The goodwill recorded as a result of the Novus acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The majority of the goodwill is not deductible for income tax purposes.

Transaction costs of $0.1 million were included in the Company’s selling, general and administrative costs during fiscal 2015 related to the Novus acquisition.

ProteinSimple: On July 31, 2014, the Company acquired ProteinSimple. ProteinSimple expands the Company’s solutions that it can offer its customers by developing and commercializing proprietary systems and consumables for protein analysis. The Company opened a line-of-credit (Note 7) to partially fund the acquisition. The purchase price of ProteinSimple exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill. ProteinSimple is included in the Company’s Protein Platform segment.

In connection with the ProteinSimple acquisition, the Company recorded $40.5 million of developed technology intangible assets that have an estimated useful lives of 9-10 years, $35.8 million of trade name intangible assets that have an estimated useful lives of 18-20 years, $100.6 million related to customer relationships that have estimated useful lives of 14-16 years, and $0.2 million related to non-compete agreements that have an estimated useful life of 3 years. The intangible asset amortization is not deductible for income tax purposes.

The goodwill recorded as a result of the ProteinSimple acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

Transaction costs of $0.8 million were included in the Company’s selling, general and administrative costs during fiscal 2015 related to the ProteinSimple acquisition.

CyVek Inc.: On November 3, 2014, the Company acquired CyVek, Inc. (CyVek) through a merger. CyVek has developed a transformative immunoassay technology which integrates an innovatively designed microfluidic cartridge with a state-of-the-art analyzer to deliver the most advanced and efficient bench top immunoassay system. In fiscal 2014, the Company entered into an Agreement of Investment and Merger (the Agreement) with CyVek. Pursuant to the terms of the Agreement, the Company invested $10.0 million in CyVek and received shares of Common Stock representing approximately 19.9% of the outstanding voting stock of CyVek. Between the time of the Company’s initial investment and November 3, 2014, CyVek met certain commercial milestones related to the sale of its products, which obligated the Company to acquire CyVek through a merger, with CyVek surviving as a wholly-owned subsidiary of the Company.

The Company made an initial payment of approximately $62.0 million to the other stockholders of CyVek on November 3, 2014. Such purchase price was adjusted after closing based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek’s previous stockholders up to $35.0 million based on the revenue generated by CyVek’s products before May 3, 2017 (30 months from the closing of the Merger). The Company will also pay CyVek’s previous stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. The Company has recorded the present value of these contingent payments as a long-term liability of $35.0 million at June 30, 2015. In addition, at November 3, 2014, the Company re-measured its previous investment in CyVek to acquisition-date fair value, resulting in a gain on the investment of $8.3 million which is included in Other income on the Condensed Consolidated Statements of Earnings and Comprehensive Income. The purchase price of CyVek exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. CyVek is included in the Company’s Protein Platforms segment.

In connection with the CyVek acquisition, the Company recorded $20.2 million of developed technology intangible assets that have an estimated useful life of 15 years, $0.1 million of trade name intangible assets that have an estimated useful life of 1.5 years, and $0.6 million related to customer relationships that have an estimated useful life of 10 years. The intangible asset amortization is not deductible for income tax purposes.

The goodwill recorded as a result of the CyVek acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

Transaction costs of $0.1 million were included in the Company’s selling, general and administrative costs during fiscal 2015 related to the CyVek acquisition.

The aggregate purchase price of the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the acquisitions (in thousands):

	Novus	Protein- Simple	CyVek	Bionostics	PrimeGene

Current assets	$10,739	$19,660	$1,206	$9,605	$1,272
Equipment	1,266	1,983	971	2,180	546
Other long-term assets	40	554	19
Intangible Assets:
Developed technology	5,010	39,200	20,200	14,400	2,200
Trade name	5,300	36,100	100	2,700	3,000
Customer relationships	14,400	101,600	600	41,000	9,100
Non-compete agreements	-	200	-	2,400	322
Goodwill	28,408	134,074	91,658	56,349	5.518
Total assets acquired	65,163	333,371	114,754	128,634	21,958

Liabilities	2,166	11,644	1,965	3,007	887
Deferred income taxes, net	2,875	21,674	(438)	22,478	2,310
Net assets	$60,122	$300,053	$113,327	$103,149	$18,761
Less fair-value of previous investment	-	-	18,300	-	-
Net assets acquired	60,122	300,053	94,927	103,149	18,761

Cash paid, net of cash acquired	$60,122	$300,053	$59,927	$103,149	$6,031
Contingent consideration payable	-	-	35,000	-	12,730
Net purchase price	$60,122	$300,053	$94,927	$103,149	$18,761

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The purchase price allocated to developed technology, trade names, non-compete agreements and customer relationships was based on management’s forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, the non-compete agreement and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The deferred income tax liability represents the estimated future impact of adjustments for the cost to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, of which are not deductible for income tax purposes, and the future tax benefit of net operating loss and tax credit carryforwards which will be deductible by the Company in future periods.

The Company’s Condensed Consolidated Financial Statements include the following from the above acquisitions:

	Novus	Protein- Simple	CyVek

Net sales	$21,092	$65,512	$735
Net income (loss)	(610)	(3,624)	(4,196)
Amortization expense	1,898	11,364	981
Costs recognized on sale of acquired inventory	1,946	1,444	64

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

	For the Year Ended June, 30
	2015	2014

Net sales	$457,270	$433,034
Net income	104,132	100,958

See Note 15. Subsequent Events. for information regarding the Company’s acquisition of Cliniqa Corporation in July 2015.

Note 3. Available-For-Sale Investments:

At June 30, 2015 and 2014, the amortized cost and market value of the Company’s available-for-sale securities by major security type were as follows (in thousands):

	June 30,
	2015		2014
	Cost	Market	Cost	Market

State and municipal debt securities	$0	$0	$3,525	$3,525
Corporate debt securities	0	0	100	100
Certificates of deposit	4,089	4,089	7,639	7,639
Equity securities	29,472	52,300	29,472	37,097
	$33,561	56,389	$40,736	$48,361

At June 30, 2015 and 2014, all of the Company’s available-for-sale debt securities were valued using Level 2 inputs, while its equity securities were valued using Level 1 inputs. Certificates of deposit are carried at cost and are not subject to the fair value hierarchy. There were no transfers between Level 1 and Level 2 securities during fiscal 2015. Gross unrealized gains on available-for-sale investments were $22.8 million and $7.6 million at June 30, 2015, and June 30, 2014, respectively.

The Company’s investment in equity securities consists of investments in the common stock and warrants of ChemoCentryx, Inc. (CCXI). The warrants are to purchase 150,000 shares of CCXI common stock at $20 per share and expire in February, 2022. The fair value of the warrants as of June 30, 2015 and 2014 were $52.3 million and $37.1 million, respectively, and were valued using Level 2 inputs. At June 30, 2015, the Company holds an approximate 14% interest in CCXI.

Proceeds from maturities or sales of available-for-sale securities were $13.5 million, $289 million, and $104 million during fiscal 2015, 2014, and 2013, respectively. There were no material realized gains or losses on these sales. Realized gains and losses are determined on the specific identification method.

Note 4. Inventories:

Inventories consist of (in thousands):

	June 30,
	2015	2014

Raw materials	$15,892	$9,852
Finished goods	33,685	28,995
	$49,577	$38,847

At June 30, 2015 and 2014, the Company had $24.0 million and $30.3 million, respectively, of excess protein, antibody and chemically-based inventory on hand which was not valued.

Note 5.     Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2015	2014
Cost:
Land	$7,370	$7,468
Buildings and improvements	156,965	149,442
Machinery, equipment and other	74,385	53,067
	238,720	209,977
Accumulated depreciation and amortization	(108,967)	(92,857)
	$129,749	$117,120

Note 6.     Intangible Assets and Goodwill:

Intangible assets and goodwill consist of (in thousands):

				June 30,
	Useful Life (years)			2015	2014

Developed technology	8	-	15	$108,887	$48,166
Trade names	5	-	20	63,867	24,280
Customer relationships	8	-	16	167,494	59,240
Non-compete agreement	3	-	5	3,298	3,109
				343,546	134,795
Accumulated amortization				(50,707)	(26,019)
				$292,839	$108,776

Goodwill				$390,638	$151,473

Changes to the carrying amount of goodwill consists of (in thousands):

	Year Ended June 30,
	2015	2014

Beginning balance	$151,473	$84,336
Acquisitions	254,140	61,867
Currency translation	(14,975)	5,270
Ending balance	$390,638	$151,473

Changes to the carrying amount of net intangible assets consists of (in thousands):

	Year Ended June 30,
	2015	2014

Beginning balance	$108,776	$40,552
Acquisitions	222,710	75,122
Amortization expense	(26,170)	(10,267)
Currency translation	(12,777)	(3,369)
Ending balance	$292,839	$108,776

Amortization expense related to technologies included in cost of sales was $9.5 million, $4.2 million, and $3.0 million in fiscal 2015, 2014, and 2013, respectively. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $16.7 million, $6.1 million, and $2.1 million in fiscal 2015, 2014, and 2013, respectively.

The estimated future amortization expense for intangible assets as of June 30, 2015 is as follows (in thousands):

Year Ending June 30:
2016	28,416
2017	27,532
2018	27,335
2019	26,721
2020	26,401
Thereafter	156,434
$292,839

Note 7. Debt and Other Financing Arrangements:

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

The Credit Agreement matures on July 31, 2019 and contains customary restrictive and financial covenants and customary events of default. As of June 30, 2015, the outstanding balance under the Credit Agreement was $73 million.

Note 8. Commitments and Contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. At June 30, 2015, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
2016	5,289
2017	5,463
2018	4,964
2019	4,270
2020	4,212
Thereafter	22,490
$46,688

Total rent expense was approximately $4.9 million, $1.6 million, and $0.7 million for the years ended June 30, 2015, 2014, and 2013, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.

Note 9.     Share-based Compensation and Other Benefit Plans:

Equity incentive plan: The Company’s 2010 Equity Incentive Plan (the 2010 Plan) provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There are 3.0 million shares of common stock authorized for grant under the 2010 Plan. At June 30, 2015, there were 1.8 million shares of common stock available for grant under the 2010 Plan. The maximum term of incentive options granted under the 2010 Plan is ten years. The 2010 Plan replaced the Company’s 1998 Nonqualified Stock Option Plan (the 1998 Plan) and 1997 Incentive Stock Option Plan (the 1997 Plan). The 2010 Plan, the 1998 Plan and the 1997 Plan (collectively, the Plans) are administered by the Board of Directors and its Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards at June 30, 2015 under the 2010 Plan, the 1998 Plan and the 1997 Plan were 1.1 million, 98,000, and 9,000, respectively.

Stock option activity under the Plans for the three years ended June 30, 2015, consists of the following (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Avg. Contractual Life (Yrs.)	Aggregate Intrinsic Value

Outstanding at June 30, 2012	575	$65.78
Granted	175	67.80
Exercised	(22)	51.17
Outstanding at June 30, 2013	728	66.70
Granted	251	80.88
Forfeited	(26)	76.23
Exercised	(142)	59.07
Outstanding at June 30, 2014	811	72.11
Granted	600	93.98
Forfeited	(133)	92.85
Exercised	(141)	69.31
Outstanding at June 30, 2015	1,137	$81.57	5.4	$19.2 million

Exercisable at June 30:
2013	497	$65.04
2014	534	69.49
2015	547	72.72	5.0	$14.1 million

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2015			2014			2013

Dividend yield		1.3%			1.5%			1.8%
Expected volatility	18%	-	21%	18%	-	22%	18%	-	23%
Risk-free interest rates	1.3%	-	2.2%	1.4%	-	2.1%	0.4%	-	1.4%
Expected lives (years)		5			6			5

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

The weighted average fair value of options granted during fiscal 2015, 2014 and 2013 was $15.01, $14.77 and $9.72, respectively. The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 were $3.5 million, $3.7 million, and $0.4, respectively. The total fair value of options vested during fiscal 2015, 2014 and 2013 were $2.3 million, $2.2 million, and $1.5 million, respectively.

In fiscal 2015, 2014 and fiscal 2013, 9,000, 26,355 and 15,000 restricted common stock shares were granted at weighted average grant date fair values of $91.78, $86.60 and $67.46 per share, respectively. Non-vested restricted common stock shares at June 30, 2015, 2014 and 2013 were 19,102, 36,355 and 15,000, respectively.

In fiscal 2015 and 2014, 36,192 and 5,000 restricted stock units were granted at a weighted average grant date fair value of $94.13 and $86.25, respectively. The restricted stock units vest over a three year period. In fiscal 2015, 10,000 restricted stock units were forfeited.

Stock-based compensation cost of $5.9 million, $3.5 million, and $1.9 million was included in selling, general and administrative expense in fiscal 2015, 2014 and 2013, respectively. As of June 30, 2015, there was $7.9 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2016 through 2019. The weighted average period over which the compensation cost is expected to be recognized is 1.2 years.

Employee stock purchase plan: In fiscal year 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan, which was approved by the Company’s shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. Two hundred thousand shares were allocated to the Plan.  The initial participation period for the plan began  March 1, 2015 and ended on August 31, 2015.  The Company recorded $39,000 expense for the plan in fiscal year 2015.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $1.1 million and $0.7 million for the years ended June 30, 2015, and 2014, respectively. No contribution was charged to operations for fiscal 2013. The Company operates defined contribution pension plans for its U.K. employees. The Company has recorded an expense for contributions to the plans of $0.7 million, $0.6 million, and $0.6 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Performance incentive programs: In fiscal 2015, under certain employment agreements and a Management Incentive Plan available to executives officers and certain management personnel, the Company recorded cash bonuses of $1.9 million and granted options for 322,000 shares of common stock and issued 11,129 restricted stock units. The Company recorded cash bonuses of $0.9 and $0.3 million and granted options for 216,000 and 132,852 shares of common stock for the years ended June 30, 2014 and 2013, respectively. In addition, 5,000 restricted stock units and 17,855 shares of restricted common stock were issued in fiscal 2014 and 15,000 restricted common stock shares were issued to an executive officer in fiscal 2013.

Note 10. Income Taxes:

The provisions for income taxes consist of the following (in thousands):

	Year Ended June 30,
	2015	2014	2013
Earnings before income taxes consist of:
Domestic	$121,765	$127,681	$127,491
Foreign	32,397	33,711	33,171
	$154,162	$161,392	$160,662
Taxes on income consist of:
Currently payable:
Federal	$28,220	$40,967	$37,666
State	6,165	1,709	2,012
Foreign	10,704	10,668	10,758
Net deferred:
Federal	4,401	(1,137)	(595)
State	292	(41)	(7)
Foreign	(3,355)	(1,722)	(1,733)
	$46,427	$50,444	$48,101

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

	Year Ended June 30,
	2015	2014	2013

Computed expected federal income tax expense	$53,957	$56,487	$56,232
State income taxes, net of federal benefit	4,762	1,048	1,300
Qualified production activity deduction	(3,140)	(3,823)	(3,774)
Non-taxable gain on investment	(2,905)	0	0
Research and development tax credit	(912)	(476)	(1,392)
Tax-exempt interest	0	(654)	(568)
Foreign tax rate differences	(4,059)	(2,857)	(2,587)
Other	(1,276)	719	(1,110)
	$46,427	$50,444	$48,101

In the year ended June 30, 2015, as a result of the recent acquisitions, the rate reflects an increase for state tax expense as well as a resulting provision to return true up from fiscal 2014. This increase is offset by the non-taxable gain which was a result of purchasing the remaining interest in CyVek. In addition the Company‘s R&D Europe subsidiary declared and paid a dividend of £46.6 million which resulted in a tax benefit of approximately $1.7 million.

Temporary differences comprising deferred taxes on the Consolidated Balance Sheets are as follows (in thousands):

	June 30
	2015	2014

Inventory	$8,753	$9,932
Net operating loss carryovers	34,767	0
Tax credit carryovers	3,872	0
Excess tax basis in equity investments	4,496	4,344
Deferred compensation	3,747	3,295
Other	4,712	3,088
Valuation allowance	(2,558)	(1,806)
Net deferred tax assets	57,789	18,853

Net unrealized gain on available-for-sale investments	(8,446)	(2,745)
Goodwill and intangible asset amortization	(96,401)	(37,641)
Depreciation	(2,394)	(2,166)
Other	(466)	(516)
Deferred tax liabilities	(107,707)	(43,068)
Net deferred tax liabilities	$(49,918)	$(24,215)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. At June 30, 2015, a valuation allowance for potential capital loss carryovers on equity investments was zero as a result of improved performance of available-for-sale investments. Approximately $2.4 million of the valuation allowance at June 30, 2015 is for certain foreign and state tax net operating loss and state credit carryforwards that existed at the date the Company acquired Novus, ProteinSimple, and CyVek. The remainder of the valuation allowance is for certain state tax credit carryovers generated in fiscal 2015. The Company believes it is more likely than not that these tax carryovers will not be realized. At June 30, 2014, the Company had provided a valuation allowance for potential capital loss carryovers resulting from excess tax basis in certain of its equity investments. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

At June 30, 2015, the Company has federal and state net operating loss carryforwards of approximately $86.3 million and $77.8 million, respectively, from its fiscal 2015 acquisitions of ProteinSimple and CyVek, which are not limited under IRC Section 382.  At June 30, 2015, the company has foreign net operating loss carryforwards of $2.5 million from its fiscal 2015 acquisition of Novus.  The net operating loss carryforwards expire between fiscal 2016 and 2034. The Company has a deferred tax asset of $32.6 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. At June 30, 2015, the Company has federal and state tax credit carryforwards of $2.5 million and $1.3 million, respectively. The federal tax credit carryforwards expire between 2018 and 2035. The state credit carryforwards have no expiry date. The Company has a deferred tax asset of $3.5 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

The Company has not recognized a deferred tax liability for unremitted earnings of approximately $43.0 million from its foreign operations because its subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction.

The Company’s unrecognized tax benefits at June 30, 2015, 2014 and 2013, including accrued interest and penalties, were not material. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months. The Company files income tax returns in the U.S federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company’s federal returns are subject to tax assessment for 2012 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 11. Earnings Per Share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2015	2014	2013

Net earnings used for basic and diluted earnings per share	$107,735	$110,948	$112,561

Weighted average shares used in basic computation	37,096	36,890	36,836
Dilutive stock options	135	115	64
Weighted average shares used in diluted computation	37,231	37,005	36,900

Basic EPS	$2.90	$3.01	$3.06
Diluted EPS	$2.89	$3.00	$3.05

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 516,000, 196,000, and 329,000 at June 30, 2015, 2014 and 2013, respectively.

Note 12. Segment Information:

The Company has three reportable segments based on the nature of its products; they are Biotechnology, Clinical Controls, and Protein Platforms.

The Company’s Biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. No customer in the Biotechnology segment accounted for more than 10% of the segments net sales for the years ended June 30, 2015, 2014 and 2013.

The Company’s Clinical Controls reporting segment develops and manufactures controls and calibrators for sale world-wide. One customer accounted for approximately 13% and 14% of Clinical Controls’ net sales during fiscal 2015 and 2014 respectively. No single customer accounted for more than 10% of Clinical Controls’ net sales in fiscal 2013.

The Company’s Protein Platforms segment develops and commercializes proprietary systems and consumables for protein analysis. This segment was formed from the fiscal 2015 acquisitions of ProteinSimple and CyVek. No customer in the Protein Platforms segment accounted for more than 10% of the segments net sales for the years ended June 30, 2015.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2015	2014	2013
External sales
Biotechnology	$325,897	$300,578	$288,156
Clinical Controls	60,377	57,185	22,419
Protein Platforms	66,247	0	0
Inter segment	(273)	0	0
Consolidated net sales	$452,246	$357,763	$310,575

	Year Ended June 30,
	2015	2014	2013
Operating Income
Biotechnology	$171,059	$168,041	$164,886
Clinical Controls	18,148	17,556	8,746
Protein Platforms	4,469	0	0
Segment operating income	193,675	185,597	173,632
Costs recognized upon sale of acquired inventory	(6,958)	(7,480)	(4,501)
Amortization of intangibles	(26,169)	(10,276)	(5,061)
Acquisition related expenses	(4,519)	(2,247)	(607)
Corporate general, selling and administrative expenses	(9,007)	(5,845)	(4,994)
Consolidated operating income	$147,022	$159,750	$158,469

Goodwill
Biotechnology	$119,450	$95,124	$84,336
Clinical Controls	56,349	56,349	0
Protein Platforms	214,839	0	0
Consolidated goodwill	$390,638	$151,473	$84,336

Intangible assets, net
Biotechnology	$68,777	$53,778	$40,552
Clinical Controls	49,130	54,998	0
Protein Platforms	174,932	0	0
Consolidated intangible assets, net	$292,839	$108,776	$40,552

Assets
Biotechnology	$439,377	$685,302	$580,085
Clinical Controls	66,101	55,615	24,887
Protein Platforms	444,899	0	0
Segment assets	950,378	740,917	604,972
Corporate cash and available- for- sale investments	52,800	60,142	108,504
Corporate property and equipment	58,270	60,350	61,296
Corporate, other	1,912	1,082	3,326
Consolidated assets	$1,063,360	$862,491	$778,098

Depreciation and amortization
Biotechnology	$13,820	$10,879	$10,781
Clinical Controls	7,963	7,205	389
Protein Platforms	13,364	0	0
Segment depreciation and amortization	35,147	18,084	11,170
Corporate	2,079	1,091	1,151
Consolidated depreciation and amortization	$37,226	$19,175	$12,321

Capital purchases
Biotechnology	$9,794	$4,157	$3,248
Clinical Controls	1,932	5,687	6,914
Protein Platforms	8,179
Segment capital purchases	19,905	9,844	10,162
Corporate	0	3,977	12,292
Consolidated capital purchases	$19,905	$13,821	$22,454

The other reconciling items include the results of unallocated corporate expenses and the Company’s share of gain (losses) from its equity method investees.

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2015	2014	2013
External sales
United States	$245,217	$190,359	$164,308
Europe	134,077	97,157	88,297
China	26,105	18,878	14,106
Other Asia	23,806	32,704	28,608
Rest of world	23,041	18,665	15,256
Total external sales	$452,246	$357,763	$310,575
Long-lived assets
United States and Canada	$119,075	$109,790	$103,541
Europe	11,239	8,340	7,129
China	1,286	678	117
Total long-lived assets	$131,600	$118,808	$110,787

External sales are attributed to countries based on the location of the customer or distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets.

Note 13. Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities:

In fiscal 2015, the Company acquired Novus, ProteinSimple, and CyVek for approximately $60 million, $300 million and $95 million, respectively. CyVek was acquired for approximately $62 million in cash and the Company will also pay CyVek’s previous stockholders up to $35.0 million based on the revenue generated by CyVek’s products before May 3, 2017 (30 months from the closing of the Merger).

In fiscal 2015, the Company opened a line of credit from which it borrowed a net amount of $73 million.

In fiscal 2014, the Company acquired Bionostics for approximately $103 million. PrimeGene was acquired for approximately $18.7 million. Approximately $6.0 million was paid at closing with approximately $12.7 million payable over fiscal years 2015 through 2017.

In fiscal 2015, 2014 and 2013, the Company paid cash for income taxes of $42.6 million, $55.2 million and $51.6 million, respectively.

In fiscal 2015, stock options for 385 shares of common stock were exercised by the surrender of 309 shares of common stock at fair market value of $31,000. In fiscal 2014, stock options for 1,077 shares of common stock were exercised by the surrender of 733 shares of common stock at fair market value of $56,000.

Note 14. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the year ended June 30, 2015 consists of (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total

Beginning balance	$3,074	$(8,462)	$(5,388)
Other comprehensive income	11,308	(36,513)	(25,205)
Ending balance	$14,382	(44,975)	$(30,593)

Note 15. Subsequent Events:

On July 8, 2015, the Company acquired all of the outstanding equity of Cliniqa Corporation. Cliniqa, based in San Marcos, California, specializes in the manufacturing and commercialization of quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market. Its controls and reagents are used in a wide variety of diagnostic tests for such pathologies as cardiac disease, diabetes, cancer, immunological disorders, therapeutic drug monitoring, urine analysis and toxicology. The acquisition further expanded and complemented our clinical controls product lines.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bio-Techne Corporation:

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. We also have audited the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Bio-Techne Corporation

August 31, 2015

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Techne Corporation and subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Bio-Techne Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During the year ended June 30, 2015, the Company acquired Protein Platforms and Novus. Management excluded from its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, Protein Platforms and Novus’ internal control over financial reporting that comprise 47.9 % of total assets and 18.7% of total revenues included in the consolidated financial statements of Bio-Techne Corporation and subsidiaries as of and for the year ended June 30, 2015. Our audit of internal control over financial reporting of Bio-Techne Corporation also excluded an evaluation of the internal control over financial reporting of Protein Platforms and Novus.

(signed) KPMG LLP

Minneapolis, Minnesota
August 31, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was effective as of June 30, 2015.

The Company’s internal control over financial reporting as of June 30, 2015 has been audited by KPMG LLP, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously announced, we acquired Novus on July 2, 2014, ProtienSimple on July 31, 2014, and CyVek on November 3, 2014. Novus, ProteinSimple, and CyVek accounted for approximately $21 million, $66 million, and $1 million of fiscal 2015 consolidated net sales. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions. Therefore, management's assessment of internal control over financial reporting as of June 30, 2015 excluded a portion of internal control over financial reporting related to these acquisitions. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

The results reported in this quarterly report include those of Novus, ProteinSimple, and CyVek.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than “Executive Officers of the Registrant” which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Additional Corporate Governance Matters" and "Principal Shareholders" in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Election of Directors” and "Executive Compensation" in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about the Company’s equity compensation plans at June 30, 2015 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Shareholders (1)	1,166	$81.57	1.1 million
Equity compensation plans not approved by Shareholders	0	0	0

(1)	Includes the Company’s 2010 Equity Incentive Plan, 1997 Incentive Stock Option Plan and 1998 Nonqualified Stock Option Plan.

The remaining information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Election of Directors" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

     Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2015, 2014, and 2013

     Consolidated Balance Sheets as of June 30, 2015 and 2014

     Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2015, 2014 and 2013

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2015, 2014 and 2013

     Notes to Consolidated Financial Statements for the Years Ended June 30, 2015, 2014 and 2013

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

BIO-TECHNE CORPORATION

Date: August 31, 2015	/s/ Charles Kummeth
By: Charles Kummeth
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 31, 2015	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 31, 2015	/s/ Roger C. Lucas, Ph.D.
Dr. Roger C. Lucas
Vice Chairman and Director

August 31, 2015	/s/ Howard V. O’Connell
Howard V. O’Connell, Director

August 31, 2015	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

August 31, 2015	/s/ Charles A. Dinarello, M.D.
Dr. Charles A. Dinarello, Director

August 31, 2015	/s/ Karen A. Holbrook, Ph.D.
Dr. Karen A. Holbrook, Director

August 31, 2015	/s/ John L. Higgins
John L. Higgins, Director

August 31, 2015	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 31, 2015	/s/ Harold J. Wiens
Harold J. Wiens, Director

August 31, 2015	/s/ Charles Kummeth
Charles Kummeth, Chief Executive Officer
(principal executive officer)

August 31, 2015	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

for Form 10-K for the 2015 Fiscal Year

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company’s 10-Q dated February 9, 2015.*

3.2	Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.2 of the Company’s 10-Q dated February 9, 2015.*

10.1**	1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended June 30, 1997.*

10.2**	Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K for the year ended June 30, 1997.*

10.3**	1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.4**	Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.5

Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc. and the Company and certain investors--incorporated by reference to Exhibit 10.31 of the Company’s 10-K for the year ended June 30, 2006.*

10.6**

Description of Management Incentive Bonus Under the Bio-Techne Corporation 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company’s 10-K for the year ended June 30, 2013.*

10.7**	2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated October 28, 2010.*

10.8**	Form of Nonqualified Stock Option Agreement for the 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.2 of the Company’s 8-K dated October 28, 2010.*

10.9**	Form of Incentive Stock Option Agreement for the 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.3 of the Company’s 8-K dated October 28, 2010.*

10.10**	Form of Incentive Stock Option Agreement under the Company’s 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.6 of the Company’s 10-Q dated February 9, 2015.*

10.11**	Form of Employee Non-Qualified Stock Option Agreement under the Company’s 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.7 of the Company’s 10-Q dated February 9, 2015.*

10.12**	Form of Director Non-Qualified Stock Option Agreement under the Company’s 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.8 of the Company’s 10-Q dated February 9, 2015.*

10.13**	Form of Restricted Stock Agreement for 2010 Equity Incentive Plan—incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended March 31, 2013.*

Exhibit Number	Description
10.14**	Employment Agreement by and between the Company and Charles Kummeth--incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated March 16, 2013.*

10.15**	Description of Non-employee Director Compensation Plan--incorporated by reference to Exhibit 10.25 of the Company’s 10-K for the year ended June 30, 2013.*

10.16**

First Amendment to Employment Agreement by and between the Company and Charles Kummeth, effective January 30, 2015--incorporated by reference to Exhibit 10.1 of the Company’s 10-Q dated February 9, 2015.*

10.17**

First Amendment to Employment Agreement by and between the Company and James Hippel, effective January 30, 2015--incorporated by reference to Exhibit 10.2 of the Company’s 10-Q dated February 9, 2015.*

10.18**	Form of Employment Agreement by and between the Company and Executive Officers of the Company-- incorporated by reference to Exhibit 10.4 of the Company’s 10-Q dated February 9, 2015.*

10.19**	Compensation Arrangement for the Executive Officers for Fiscal Year 2014--incorporated by reference to Exhibit 10.28 of the Company’s 10-K for the year ended June 30, 2013.*

10.20**	Employment Agreement by and between the Company and Mr. James T. Hippel, dated February 5, 2014--incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated February 5, 2014.*

10.21

Agreement of Investment and Merger between the Company, Research and Diagnostics Systems, Inc., Cayenne Merger Sub, Inc., CyVek, Inc. and Citron Capital Limited dated April 1, 2014--incorporated by reference to Exhibit 10.22 of the Company’s 10-K dated August 29, 2014.*

10.22

Agreement and Plan of Merger by and among Techne Corporation, McLaren Merger Sub, Inc., ProteinSimple and Fortis Advisors LLC, as the Securityholders’ Representative, dated June 16, 2014--incorporated by reference to Exhibit 2.1 of the Company’s 8-K dated June 16, 2014.*

10.23

Unit Purchase Agreement by and among Techne Corporation, Novus Holdings, LLC, the Members of Novus Holdings, LLC, and the Members’ Representative dated July 2, 2014 --incorporated by reference to Exhibit 10.24 of the Company’s 10-K dated August 29, 2014.*

10.24

Credit Agreement by and among Techne Corporation, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated July 28, 2014--incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated July 28, 2014.*

10.25	Form of Indemnification Agreement entered into with each director and executive officers of the Company--incorporated by reference to Exhibit 10.27 of the Company’s 10-K dated August 29, 2014.*

10.26

Letter Agreement between the Company, ProteinSimple, McLaren Merger Sub, Inc. and Fortis Advisors LLC dated July 31, 2014--incorporated by reference to Exhibit 10.4 of the Company’s 10-Q dated November 10, 2014.*

10.27

Letter Agreement between the Company, Research and Diagnostics Systems, Inc., Cayenne Merger Sub, Inc., CyVek, Inc. and Citron Capital Limited dated August 27, 2014--incorporated by reference to Exhibit 10.5 of the Company’s 10-Q dated November 10, 2014.*

10.28**	Employment Agreement by and between the Company and Mr. Robert Gavin dated November 25, 2014--incorporated by reference to Exhibit 10.5 of the Company’s 10-Q dated February 9, 2015.

10.29**	First Amendment to Employment Agreement by and between the Company and Robert Gavin, effective January 30, 2015--incorporated by reference to Exhibit 10.3 of the Company’s 10-Q dated February 9, 2015.

Exhibit Number	Description
21	Subsidiaries of the Company.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

\

-------------

*     Incorporated by reference; SEC File No. 000-17272

**   Management contract or compensatory plan or arrangement

Exhibits for Form 10-K have not been included in this report. Exhibits have been filed with the Securities and Exchange Commission. Upon request to the Investor Relations Department, Bio-Techne Corporation will furnish, without charge, any such exhibits as well as copies of periodic reports filed with the Securities and Exchange Commission.