Form 10-Q
period 2015-09-30
BIO-TECHNE Corp
filed 2015-11-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17272

BIO-TECHNE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1427402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 McKinley Place N.E. Minneapolis, MN 55413	(612) 379-8854
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

At November 6, 2015, 37,191,353 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2015	2014
Net sales	$112,381	$108,477
Cost of sales	36,990	35,411
Gross margin	75,391	73,066
Operating expenses:
Selling, general and administrative	33,040	28,701
Research and development	11,322	9,149
Total operating expenses	44,362	37,850
Operating income	31,028	35,216
Other (expense) income	818	(618)
Earnings before income taxes	31,847	34,598
Income taxes	9,139	10,691
Net earnings	22,707	23,907
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,896)	(9,103)
Unrealized losses on available-for-sale investments, net of tax of ($3,752) and ($100), respectively	(10,125)	(8,488)
Other comprehensive loss	(23,021)	(17,591)
Comprehensive income (loss)	$(314)	$6,316
Earnings per share:
Basic	$0.61	$0.65
Diluted	$0.61	$0.64
Cash dividends per common share:	$0.32	$0.31
Weighted average common shares outstanding:
Basic	37,169	37,007
Diluted	37,315	37,148

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2015 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$48,842	$54,532
Short-term available-for-sale investments	38,423	56,389
Trade accounts receivable, less allowance for doubtful accounts of $500 and $555, respectively	70,915	70,034
Other receivables	972	954
Inventories	58,967	49,577
Prepaid expenses	6,201	5,285
Deferred income taxes	16,677	11,511
Total current assets	240,997	248,283
Property and equipment, net	132,852	129,749
Intangible assets, net	325,396	292,839
Goodwill	427,317	390,638
Other assets	1,757	1,851
	$1,128,320	$1,063,360
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$13,177	$13,443
Salaries, wages and related accruals	9,134	10,344
Accrued expenses	6,537	6,604
Income taxes payable	8,444	1,972
Deferred revenue, current	3,839	3,380
Related party note payable, current	3,868	4,024
Total current liabilities	45,040	39,768
Deferred income taxes	77,819	61,429
Long-term debt obligations	164,368	112,024
Other long-term liabilities	3,146	3,204
Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,182,381 and 37,152,979, respectively	372	371
Additional paid-in capital	166,603	163,306
Retained earnings	724,586	713,851
Accumulated other comprehensive loss	(53,615)	(30,593)
Total shareholders' equity	837,947	846,935
	$1,128,320	$1,063,360

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,707	$23,907
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,685	8,559
Costs recognized on sale of acquired inventory	1,113	3,167
Deferred income taxes	(1,115)	(1,617)
Stock-based compensation expense	2,038	1,362
Other	26	68
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	(3,763)	422
Inventories	(3,176)	(2,326)
Prepaid expenses	(766)	8
Trade accounts payable and accrued expenses	(416)	(1,487)
Salaries, wages and related accruals	(1,704)	2,528
Income taxes payable	6,204	1,127
Net cash provided by operating activities	31,833	35,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(82,970)	(360,175)
Proceeds from maturities of available-for-sale investments	3,930	9,880
Additions to property and equipment	(6,121)	(4,905)
Distributions from unconsolidated entities	0	446
Net cash used in investing activities	(85,161)	(354,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(11,894)	(11,472)
Proceeds from stock option exercises	1,128	1,864
Excess tax benefit from stock option exercises	131	78
Borrowings under line-of-credit agreement	77,000	125,000
Payments on line-of-credit	(24,500)	(13,000)
Net cash provided by (used in) financing activities	41,865	102,470
Effect of exchange rate changes on cash and cash equivalents	5,773	(3,763)
Net decrease in cash and cash equivalents	(5,690)	(220,329)
Cash and cash equivalents at beginning of period	54,532	318,568
Cash and cash equivalents at end of period	$48,842	$98,239

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2015, included in the Company's Annual Report on Form 10-K for fiscal 2015. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2015. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

Available-For-Sale Investments:

The Company's available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company's available-for-sale investments at September 30, 2015 and June 30, 2015 were $38.4 million and $56.4 million, respectively. The decrease was caused by the maturity of $3.9 million of available for sale securities with the remainder due to the change in the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI). The amortized cost basis of the Company's available-for-sale investments at September 30, 2015 and June 30, 2015 were $29.5 million and $33.6 million, respectively.

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2015	2015
Raw materials	$22,874	$15,892
Finished goods	36,093	33,685
Inventories, net	$58,967	$49,577

At September 30, 2015, the Company had $59.0 million of inventory compared to $50.0 million as of June 30, 2015. The increase is primarily driven by the acquisition of Cliniqa Corporation in July 2015. At both September 30, 2015 and June 30, 2015, the Company had approximately $24 million of excess protein, antibody and chemically-based inventory on hand which was not valued.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2015	2015
Land	$7,568	$7,370
Buildings and improvements	161,183	156,965
Machinery and equipment	76,281	74,385
Property and equipment, cost	245,032	238,720
Accumulated depreciation and amortization	(112,180)	(108,971)
Property and equipment, net	$132,852	$129,749

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30	June 30,
	2015	2015
Developed technology	$125,261	$108,887
Trade names	64,009	63,867
Customer relationships	190,340	167,494
Non-compete agreements	3,279	3,298
Intangible assets	382,890	343,546
Accumulated amortization	(57,494)	(50,707)
Intangible assets, net	$325,396	$292,839

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2015 consist of (in thousands):

Beginning balance	$292,839
Acquisitions	46,100
Amortization expense	(7,411)
Currency translation	(6,132)
Ending balance	$325,396

The estimated future amortization expense for intangible assets as of September 30, 2015 is as follows (in thousands):

2016	$21,312
2017	27,532
2018	27,532
2019	26,721
2020	26,401
2021	26,401
Thereaafter	169,497
$325,396

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended September 30, 2015 consist of (in thousands):

Beginning balance	$390,638
Acquisitions	43,000
Currency translation	(6,321)
Ending balance	$427,317

Note 2. Acquisitions:

The Company's acquisitions have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill. The goodwill is due to strategic benefits of growing the Company's product portfolio, expected revenue growth from the increased market penetration from future products and customers, and expectations of synergies that will be realized by combining the businesses. Acquisitions have been accounted for using the purchase method of accounting and the acquired companies' results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition costs are recorded in selling, general and administrative expenses as incurred.

On July 8, 2015, the Company acquired all of the issued and outstanding equity interests of Cliniqa Corporation (Cliniqa). Cliniqa specializes in the manufacturing and commercialization of quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market. The acquisition was mostly funded through our line-of-credit facility. The purchase price of Cliniqa exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. Cliniqa is included in the Company’s Clinical Controls segment.

The preliminary estimated fair value of the assets acquired and liabilities assumed in each acquisition, pending final valuation of intangible assets, are as follows (in thousands):

Cliniqa
Current assets	$11,927
Equipment	1,436
Other long-term assets	58
Intangible Assets:
Developed technology	18,000
Trade name	27,000
Customer relationships	1,100
Goodwill	43,000
Total assets acquired	102,521
Liabilities	1,884
Deferred income taxes, net	17,667
Net assets acquired	$82,970
Cash paid, net of cash acquired	$82,970

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization periods for intangible assets acquired in fiscal 2016 are estimated to be 18 years for developed technology, 20 years for trade names and 4 years for customer relationships. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

The Company's Condensed Consolidated Financial Statements for the quarter ended September 30, 2015, include Cliniqa net sales of $3.4 million and net losses of $0.4 million. Included in these results were amortization of intangibles of $0.7 million and costs recognized on the sales of acquired inventory of $0.3 million.

Note 3. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses. Prior period segment results, which reported segment earnings before income taxes, have been reclassified to reflect segment performance based on operating income.

Beginning in the first quarter of fiscal 2016, the Clinical Controls segment includes the financial results of the Company’s BiosPacific business. Historically, this business was managed and reported as part of the Biotechnology segment. The recent acquisition of Cliniqa and its commonality of customer and end markets with BiosPacific influenced this management and reporting change. All comparisons to prior periods reflect the new reporting structure as if it existed in the prior reporting periods.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2015	2014
Net sales
Biotechnology	$75,743	$76,453
Clinical Controls	20,362	19,119
Protein Platforms	16,296	12,914
Inter segment	(20)	(9)
Consolidated net sales	$112,381	$108,477
Segment operating income
Biotechnology	$39,316	$40,446
Clinical Controls	4,711	6,108
Protein Platforms	(1,172)	2,604
Subtotal reportable segments	42,855	49,159
Cost recognized on sale of acquired inventory	(1,112)	(3,167)
Amortization of acquisition related intangible assets	(7,411)	(5,728)
Acquisition related expenses	(301)	(2,370)
Stock-based compensation	(2,038)	(1,362)
Corporate general and administrative	(965)	(1,316)
Consolidated operating income	$31,028	$35,216

Note 4. Share-based Compensation:

During the quarters ended September 30, 2015 and 2014, the Company granted 736,000 and 467,000 stock options at weighted average grant prices of $106.66 and $93.95 and weighted average fair values of $18.48 and $13.93, respectively. During the quarter ended September 30, 2015 and 2014, the Company granted 35,000 and 34,000 restricted stock units at a weighted average fair value of $105.01 and $93.70, respectively. During the quarter ended September 30, 2015, the Company granted 12,000 shares of restricted common stock at a fair value of $108.49.

Stock-based compensation expense of $2.0 million and $1.4 million was included in selling, general and administrative expenses for the quarters ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $21.7 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.8 years.

Stock options for 12,500 and 28,000 shares of common stock with total intrinsic values of $0.5 million and $0.2 million were exercised during the quarters ended September 30, 2015 and 2014, respectively.

Note 5. Other (Expense) / Income:

The components of other (expense) income in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2015	2014
Interest expense	$(451)	$(311)
Interest income	61	185
Other non-operating expense, net	1,208	(492)
Other (expense) / income	$818	$(618)

Note 6. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended
	September 30,
	2015	2014
Weighted average common shares outstanding-basic	37,169	37,007
Dilutive effect of stock options	146	141
Weighted average common shares outstanding-diluted	37,315	37,148

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.2 million and 0.6 million for the quarters ended September 30, 2015 and 2014, respectively.

Note 7. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the quarter ended September 30, 2015 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$14,381	$(44,975)	$(30,594)
Other comprehensive income	(10,125)	(12,896)	(23,021)
Ending balance	$4,256	$(57,871)	$(53,615)

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

The Credit Agreement matures on July 31, 2019 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2015, the outstanding balance under the Credit Agreement was $125.5 million.

Note 9. Subsequent Event:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bio-Techne Corporation and its subsidiaries operate worldwide with three reportable business segments, Biotechnology, Clinical Controls and Protein Platforms, all of which service the life science and diagnostic markets. The Biotechnology reporting segment provides proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, and biologically active chemical compounds used in biological research. The Clinical Controls reporting segment provides a range of hematology controls, calibrators, and products used as proficiency testing tools by clinical laboratories and proficiency certifying agencies. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions.

On July 8, 2015, the Clinical Controls segment completed the acquisition of Cliniqa Corporation (Cliniqa), for a purchase price of approximately $83.0 million, net of cash acquired and net working capital adjustments. The acquisition was financed primarily with cash from our line-of-credit facility. Cliniqa specializes in the manufacturing and commercialization of quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market. Proforma results are not presented as this acquisition is not considered material to our consolidated results of operations.

RESULTS OF OPERATIONS

Consolidated net sales increased 4% for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Consolidated net sales for the quarter ended September 30, 2015 were affected by the Cliniqa acquisition. Consolidated net sales for quarter ended September 30, 2014 were affected by the timing of CyVek acquisition (November 3, 2014) and the ProteinSimple acquisition (July 31, 2014). Organic growth was 2% versus the prior year, with currency translation having a negative impact of 4% and acquisitions contributing 6%.

Consolidated net earnings decreased 10% for the quarter ended September 30, 2015 compared to the same prior-year period result mainly due to the timing of prior year acquisitions, increased acquisition-related intangible amortization, and costs recognized upon sale of acquired inventory and acquisition-related expenses.

The adjusted financial measures discussed below quantify the impact the following events had on reported net sales, gross margin percentages, operating income and net earnings for the quarter ended September 30, 2015 as compared to the same prior-year period:

- the acquisitions of Cliniqa in the current fiscal year, the acquisitions of Novus, ProteinSimple, and Cyvek in fiscal year 2014, and acquisitions of prior years, including the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written-up to fair value;

- fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling, Canadian dollar, Chinese yuan, and Japanese yen) to U.S. dollars;

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

Net Sales

Consolidated net sales for the first quarter of fiscal 2015 were $112.4 million, an increase of 4% year-over-year and organic growth was 2%. First quarter reported net sales included 6% growth from acquisitions and negative 4% due to foreign currency translation.. Organic growth was driven by a strong BioPharma end-market in the Biotechnology segment as well as the two months the Company owned ProteinSimple in both the prior year and current year as part of the Protein Platforms segment.  The growth in these two segments was partially offset by the timing of OEM shipments within our Clinical Controls segment.

Gross Margins

Consolidated gross margins for the quarters ended September 30, 2015 and 2014 were 67.1% and 67.4%, respectively. Consolidated gross margins for the quarters ended September 30, 2015 and 2014 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2015	2014
Consolidated gross margin percentage	67.1%	67.4%
Identified adjustments
Costs recognized upon sale of acquired inventory	1.0%	2.9%
Amortization of intangibles	2.5%	1.8%
Adjusted gross margin percentage	70.6%	72.1%

Consolidated adjusted gross margins were 70.6% for the quarter ended September 30, 2015, down 150 basis points from the prior year due to the product mix change associated with the recent acquisition of Cliniqa and the Protein Platforms acquisitions made in fiscal year 2015. Excluding acquisitions, gross margins were essentially flat compared to last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.3 million (15%) for the quarter ended September 30, 2015 from the same prior-year period. The increase for the quarter ended September 30, 2015 was mainly a result of $1.4 million of selling, general and administrative expenses from the Cliniqa and CyVek acquisitions which were acquired after July of last year, a $1.7 million increase in acquisition intangible amortization, and $0.7 million increase in stock-based compensation expense. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2015 increased $2.2 million (24%) from the same prior-year period due mainly to expenses by companies acquired since the prior year.

Segment Results

As previously mentioned, beginning in the first quarter of fiscal 2016, the Clinical Controls segment includes the financial results of the Company’s BiosPacific business. Historically, this business was managed and reported as part of the Biotechnology segment. The recent acquisition of Cliniqa and its commonality of customer and end markets with BiosPacifc influenced this management and reporting change. All comparisons to prior periods reflect the new reporting structure as if it existed in the prior reporting periods.

Biotechnology

	Quarter Ended
	September 30,
	2015	2014
Net sales (in thousands)	$75,743	$76,453
Operating income margin percentage	51.9%	52.9%

Biotechnology net sales for the quarter ended September 30, 2015 were $75.7 million, a decrease of 1% due to the impact of foreign exchange translation. Organic growth was 4% for the quarter ended September 30, 2015. Operating income for the segment decreased 3% for the quarter ended September 30, 2015 and operating margin was 51.9%, a decline of 100 basis points from the prior year. The lower operating income margin percentage is attributable to the impact of foreign currency translation.

Clinical Controls

	Quarter Ended
	September 30,
	2015	2014
Net sales (in thousands)	$20,362	$19,119
Operating income margin percentage	23.1%	31.9%

Clinical Controls net sales for the quarter ended September 30, 2015 were $20.4 million, with reported growth of 7% compared to the same prior-year period and an organic decline of 11%. Organic decline for the quarter in this segment excludes the impact of $3.4 million of Cliniqa’s net sales for the quarter. Revenue decreased due to the timing of OEM shipment schedules, and therefore the Company believes the first quarter results are not indicative of the current market conditions or future revenue growth expectations for this segment.

Operating income for the segment decreased 23% for the quarter ended September 30, 2015 and operating margin was 23.1%, compared to 31.9% for the same prior-year period. The lower operating income margin was partly attributable to lower volume leverage on fixed cost and the acquisition of Cliniqa, which currently has a lower margin profile than our organic businesses.

Protein Platforms

	Quarter Ended
	September 30,
	2015	2014
Net sales (in thousands)	$16,296	$12,914
Operating income margin percentage	-7.2%	20.1%

Net sales for Protein Platforms for the quarter ended September 30, 2015, were $16.3 million, with reported growth of 26%. Revenue from acquisitions, which for ProteinSimple was the month of July and for CyVek was the entire quarter, accounted for approximately 21% of the growth. Foreign exchange translation negatively impacted revenues by 5%, with organic growth at 10%.  Organic growth for the quarter was driven by the biologics product line, as well as by consumable sales within the Simple Western product line.

Operating income margin for the quarter was -7.2% compared to 20.1% for the same prior-year period. The additional month we owned ProteinSimple this year, that being July, had relatively lower sales, as many instrument businesses do in the first month of a quarter. The month of July still had the normal operating expense run rates. Also, operating expenses at CyVek were not included in the prior year quarter ended September 30, 2014 because the acquisition occurred in November, 2014. In summary, ProteinSimple's July, 2015 results, together with the exclusion of CyVek's first quarter, 2015 results, added $2 million of revenue for the quarter year-over-year, but decreased adjusted operating income by approximately $3.9 million.

Income Taxes

Income taxes for the quarter ended September 30, 2015 were at an effective rate of 28.7% of consolidated earnings before income taxes compared to 30.9% for the quarter ended September 30, 2014. The effective tax rate for the quarter ended September 30, 2015 decreased by 239 basis points due to a one-time benefit of foreign deferred tax adjustments. The Company expects the consolidated income tax rate for the remainder of fiscal 2016 to range from 30% to 32%.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2015	2014
Net earnings	$22,707	$23,907
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,112	3,167
Amortization of intangibles	7,411	5,728
Acquisition related professional fees	301	2,370
Stock-based compensation	2,038	1,362
Tax impact of above adjustments	(3,377)	(3,901)
One-time foreign tax benefit	(762)	0
Net earnings-adjusted	$29,430	$32,631
Adjusted net earnings growth	-10%

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, cash and cash equivalents and available-for-sale investments were $87 million compared to $111 million at June 30, 2015. Included in available-for-sale-investments at September 30, 2015 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $38.4 million. The fair value of the Company's CCXI investment at June 30, 2015 was $52.3 million.

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

Cash Flows From Operating Activities

The Company generated cash of $31.9 million from operating activities in the first quarter of fiscal 2016 compared to $35.7 million in the first quarter of fiscal 2015. The decrease from the prior year was primarily due to decreased net earnings after adjustment for non-cash expenses related to depreciation, amortization and cost recognized on sale of acquired inventory.

Cash Flows From Investing Activities

On July 8, 2015, the Company acquired all of the issued and outstanding equity interests of Cliniqa Corporation (Cliniqa) for a net purchase price of approximately $83.0 million. The acquisition was financed primarily through our revolving line-of-credit facility.

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

Maturities of available for sale securities for the first quarter of fiscal 2016 and 2015 were $3.9 million and $9.9 million, respectively.

Capital expenditures for fixed assets for the first quarter of fiscal 2016 and 2015 were $6.1 million and $4.9 million, respectively. Included in capital expenditures for the first quarter of fiscal 2016 was $3.3 million for leasehold improvements by our Bristol, England location for a new building to expand capacity. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures for the remainder of fiscal 2016 are expected to be approximately $14 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2016 and 2015, the Company paid cash dividends of $11.9 million and $11.5 million, respectively, to all common shareholders. On October 29, 2015, the Company announced the payment of a $0.32 per share cash dividend, or approximately $11.9 million, will be payable November 27, 2015 to all common shareholders of record on November 13, 2015.

Cash of $1.1 million and $1.9 million was received during the first quarter of fiscal 2016 and 2015, respectively, from the exercise of stock options.

During the first quarter of fiscal 2016, the Company drew $77.0 million under its revolving line-of-credit facility to fund its acquisition of Cliniqa. During the first quarter of fiscal 2015, the Company drew $125 million under its revolving line-of-credit facility to fund its acquisition of ProteinSimple. The Company made payments on the line-of-credit of $24.5 million and $13.0 million during the first quarter of fiscal 2016 and 2015, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended September 30, 2015.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2015 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2016 that would require disclosure. There have been no changes to the Company's policies in the first quarter of fiscal 2016.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2015 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2015, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $38.4 million. At September 30, 2015, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $3.8 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2015, approximately 27% of consolidated net sales were made in foreign currencies, including 12% in euros, 5% in British pound sterling, 5% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2015	2014
Euro	$1.12	$1.31
British pound sterling	1.52	1.66
Chinese yuan	.157	.163
Canadian dollar	.75	.910

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At September 30, 2015, the Company had the following trade receivables, trade payables and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1.687	$2,564
Other European currencies		£348	$529
Euros	Can$	1,569	$1,757
British pound sterling	Can$	523	$392
Accounts payable in:
U.S. dollars	Can$	524	393
Euros	Can$	268	201
Intercompany payable in:
Swiss Franc	CNF	506	$769
British Pound Sterling	CNF	343	$353
British Pound Sterling		£17,533	$19,637
U.S. dollars		£3,551	$5,397
U.S. dollars	yuan	16,917	$2,656
U.S. dollars	Can$	10,194	$7,646
Canadian dollars	yen	86,749	$703
U.S. dollars	yen	258,599	$2,095

All of the above balances are revolving in nature and are not deemed to be long-term balances. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in "Other non-operating expense" in the Consolidated Statement of Earnings and Comprehensive Income. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of "Accumulated other comprehensive income."

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2015 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of 2016 earnings into U.S. dollars (annualized)	$3,336
Decrease in translation of net assets of foreign subsidiaries	24,801
Additional transaction losses	4,512

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

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We are in the process of evaluating internal controls over financial reporting for those acquisitions completed in fiscal 2015, including Protein Platforms.

As previously announced, we acquired Cliniqa on July 8, 2015. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this entity.

The results reported in this quarterly report include those of Cliniqa.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 9, 2015, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended September 30, 2015. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 5. OTHER INFORMATION

On November 6, 2015, the Company issued an amended Code of Ethics and Business Conduct, which is included as Exhibit 14.1 to this quarterly report and which is also posted on the Company's website at www.bio-techne.com.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: November 9, 2015	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 9, 2015	/s/ James Hippel
James Hippel
Principal Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit #	Description

10.1*	Form of Amendment to Employment Agreement by and between Bio-Techne Corporation and Executive Officer dated October 15, 2015.

14.1	Bio-Techne Code of Ethics and Business Conduct, amended as of November 6, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements..

* Management contract or compensatory plan or arrangement.