Form 10-Q
period 2015-12-31
BIO-TECHNE Corp
filed 2016-02-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015, or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b- 2).    ☐  Yes    ☒  No

At February 4, 2016, 37,191,353 shares of the Company's Common Stock (par value $0.01) were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31		December 31,
	2015	2014	2015	2014

Net sales	$120,907	$111,948	$233,288	$220,425
Cost of sales	39,320	36,205	76,310	71,616
Gross margin	81,587	75,743	156,978	148,809

Operating expenses:
Selling, general and administrative	34,585	31,137	67,625	59,838
Research and development	10,977	10,026	22,299	19,175
Total operating expenses	45,562	41,163	89,924	79,013
Operating income	36,025	34,580	67,054	69,796
Other (expense) income	(651)	7,983	167	7,365
Earnings before income taxes	35,374	42,563	67,221	77,161
Income taxes	9,523	9,354	18,662	20,045
Net earnings	$25,851	$33,209	$48,559	$57,116
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,514)	(15,837)	(20,410)	(24,940)
Unrealized gain (loss) on available-for-sale investments, net of tax of $3,466, $526, ($306) and $426, respectively	9,602	14,339	(523)	5,851
Other comprehensive (loss) income	2,088	(1,498)	(20,933)	(19,089)
Comprehensive income	$27,939	$31,711	$27,626	$38,027

Earnings per share:
Basic	$0.70	$0.90	$1.31	$1.54
Diluted	$0.69	$0.89	$1.30	$1.54

Cash dividends per common share:	$0.32	$0.32	$0.64	$0.63

Weighted average common shares outstanding:
Basic	37,189	37,085	37,179	37,048
Diluted	37,301	37,211	37,309	37,181

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2015 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$62,452	$54,532
Short-term available-for-sale investments	51,471	56,389
Trade accounts receivable, less allowance for doubtful accounts of $549 and $555, respectively	66,135	70,034
Other receivables	1,195	954
Inventories	58,675	49,577
Prepaid expenses	6,942	5,285
Deferred income taxes	11,513	11,511
Total current assets	258,383	248,283

Property and equipment, net	134,043	129,749
Intangible assets, net	315,547	292,839
Goodwill	423,895	390,638
Other assets	1,585	1,851
Total Assets	$1,133,453	$1,063,360

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$10,426	$13,443
Salaries, wages and related accruals	10,130	10,344
Accrued expenses	7,493	6,604
Income taxes payable	852	1,972
Deferred revenue, current	3,139	3,380
Related party note payable, current	3,789	4,024
Total current liabilities	35,829	39,768

Deferred income taxes	75,272	61,429
Long-term debt obligations	162,789	112,024
Other long-term liabilities	3,220	3,204

Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,191,353 and 37,152,979 respectively	372	371
Additional paid-in capital	168,960	163,306
Retained earnings	738,538	713,851
Accumulated other comprehensive loss	(51,527)	(30,593)
Total shareholders' equity	856,343	846,935
Total Liabilities and Shareholders’ Equity	$1,133,453	$1,063,360

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48,559	$57,116
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,275	18,454
Costs recognized on sale of acquired inventory	2,357	4,355
Deferred income taxes	(1,436)	(1,083)
Stock-based compensation expense	4,359	3,437
Gain on CyVek acquisition	0	(8,300)
Other	204	(5)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	5,413	1,643
Inventories	(4,559)	(4,259)
Prepaid expenses	(1,510)	(500)
Trade accounts payable and accrued expenses	(2,071)	957
Salaries, wages and related accruals	(987)	378
Income taxes payable	(1,232)	(749)
Net cash provided by operating activities	70,372	71,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(82,888)	(420,102)
Proceeds from maturities of available-for-sale investments	3,930	9,880
Additions to property and equipment	(11,008)	(8,047)
Distributions from unconsolidated entities	0	446
Net cash used in investing activities	(89,966)	(417,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(23,796)	(23,335)
Proceeds from stock option exercises	1,175	7,030
Excess tax benefit from stock option exercises	120	258
Borrowings under line-of-credit agreement	77,000	163,000
Payments on line-of-credit	(26,000)	(19,000)
Net cash provided by (used in) financing activities	28,499	127,953

Effect of exchange rate changes on cash and cash equivalents	(985)	(7,174)
Net increase (decrease) in cash and cash equivalents	7,920	(225,600)
Cash and cash equivalents at beginning of period	54,532	318,568
Cash and cash equivalents at end of period	$62,452	$92,968

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

Available-For-Sale Investments:

The Company's available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company's available-for-sale investments at December 31, 2015 and June 30, 2015 were $51.5 million and $56.4 million, respectively. The cost basis of the Company's available-for-sale investments at December 31, 2015 and June 30, 2015 were $29.5 million and $33.6 million, respectively.

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2015	2015

Raw materials	$23,424	$15,892
Finished goods	35,251	33,685
Inventories, net	$58,675	$49,577

At December 31, 2015, the Company had $58.7 million of inventory compared to $50.0 million as of June 30, 2015. The increase is primarily driven by the acquisition of Cliniqa Corporation in July 2015. At both December 31, 2015 and June 30, 2015, the Company had approximately $24 million of excess protein, antibody and chemically-based inventory on hand which was not valued.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2015	2015

Land	$7,306	$7,370
Buildings and improvements	164,409	156,965
Machinery and equipment	77,807	74,385
Property and equipment, cost	249,522	238,720
Accumulated depreciation and amortization	(115,479)	(108,971)
Property and equipment, net	$134,043	$129,749

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2015	2015

Developed technology	$124,342	$108,887
Trade names	63,518	63,867
Customer relationships	188,643	167,494
Non-compete agreements	3,272	3,298
Intangible assets	379,775	343,546
Accumulated amortization	(64,228)	(50,707)
Intangible assets, net	$315,547	$292,839

Changes to the carrying amount of net intangible assets for the six months ended December 31, 2015 consist of (in thousands):

Beginning balance	$292,839
Acquisitions	46,325
Amortization expense	(14,767)
Currency translation	(8,850)
Ending balance	$315,547

The estimated future amortization expense for intangible assets as of December 31, 2015 is as follows (in thousands):

Period Ending June 30:
2016	$14,789
2017	27,231
2018	27,231
2019	26,429
2020	26,112
2021	26,112
Thereafter	167,643
Total	$315,547

Goodwill:

Changes to the carrying amount of goodwill for the six months ended December 31, 2015 consist of (in thousands):

Beginning balance	$390,638
Acquisitions	42,919
Currency translation	(9,662)
Ending balance	$423,895

Contingent Consideration Payable

The Company made an initial payment of approximately $62.0 million to the stockholders of CyVek on November 3, 2014. Such purchase price was adjusted after closing based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek’s previous stockholders up to $35.0 million based on the revenue generated by CyVek’s products before May 3, 2017 (30 months from the closing of the Merger). The Company will also pay CyVek’s previous stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. The Company has recorded the present value of these contingent payments as a long-term liability of $35.0 million at December 31, 2015.

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

On July 8, 2015, the Company acquired all of the issued and outstanding equity interests of Cliniqa Corporation (Cliniqa). Cliniqa specializes in the manufacturing and commercialization of quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market. The acquisition was mostly funded through our line-of-credit facility. The purchase price of Cliniqa exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. Cliniqa is included in the Company's Clinical Controls segment.

The preliminary estimated fair value of the assets acquired and liabilities assumed, pending final valuation of intangible assets, are as follows (in thousands):

Cliniqa
Current assets	$11,926
Equipment	1,436
Other long-term assets	58
Intangible Assets:
Developed technology	18,000
Trade name	27,000
Customer relationships	1,100
Goodwill	42,919
Total assets acquired	102,439
Liabilities	1,884
Deferred income taxes, net	17,667
Net assets acquired	$82,888
Cash paid, net of cash acquired	$82,888

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

The Company's Condensed Consolidated Financial Statements for the quarter ended December 31, 2015, include Cliniqa net sales of $6.6 million and income before tax of $0.9 million. Included in these results were amortization of intangibles of $0.7 million and costs recognized on the sales of acquired inventory of $0.5 million. For the six months ended December 31, 2015, Cliniqa contributed net sales of $10.1 million and income before tax of $0.4 million. Included in these results were amortization of intangibles of $1.3 million and costs recognized on the sales of acquired inventory of $0.8 million.

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

The Company has three reportable segments based on the nature of products; they are Biotechnology, Clinical Controls and Protein Platforms. The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales:
Biotechnology	$75,854	$74,373	$151,597	$150,807
Clinical Controls	25,723	17,297	46,085	36,406
Protein Platforms	19,337	20,478	35,634	33,382
Intersegment	(7)	(200)	(28)	(190)
Consolidated net sales	$120,907	$111,948	$233,288	$220,425

Segment operating income:
Biotechnology	$39,986	$38,038	$79,302	$78,465
Clinical Controls	7,297	5,128	12,010	11,238
Protein Platforms	1,528	3,447	356	6,050
Segment operating income	48,811	46,613	91,668	95,753

Costs recognized on sale of acquired inventory	(1,245)	(1,188)	(2,357)	(4,356)
Amortization of acquisition related intangible assets	(7,361)	(6,858)	(14,772)	(12,586)
Acquisition related expenses	(670)	(1,201)	(970)	(3,571)
Stock based compensation	(2,321)	(2,075)	(4,359)	(3,437)
Corporate general, selling, and administrative	(1,189)	(711)	(2,156)	(2,007)
Operating income	$36,025	$34,580	$67,054	$69,796

Note 4. Share-based Compensation:

During the six months ended December 31, 2015 and 2014, the Company granted 777,000 and 564,000 stock options at weighted average grant prices of $105.67 and $93.68 and weighted average fair values of $18.59 and $14.27, respectively. During the six months ended December 31, 2015 and 2014, the Company granted 35,000 and 34,000 restricted stock units at a weighted average fair value of $105.01 and $93.70, respectively. During the six months ended December 31, 2015 and 2014, the Company granted 19,994 and 9,000 shares of restricted stock at grant date fair values of $99.53 and $91.78, respectively.

Stock options for 13,000 and 99,000 shares of common stock with total intrinsic values of $0.5 million and $2.2 million were exercised during the six months ended December 31, 2015 and 2014, respectively.

Stock-based compensation expense of $2.3 million and $2.1 million was included in selling, general and administrative expenses for the quarters ended December 31, 2015 and 2014, respectively. Stock-based compensation expense of $4.4 million and $3.4 million was included in selling, general and administrative expenses for the six months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $20.3 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.7 years.

Note 5. Other Income, net:

The components of other income in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Interest expense	$(400)	$(437)	$(851)	$(748)
Interest income	51	171	112	356
Gain on CyVek acquisition	-	8,300	-	8,300
Other non-operating expense, net	(302)	(51)	906	(543)
Other income, net	$(651)	$7,983	$167	$7,365

Note 6. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Weighted average common shares outstanding-basic	37,189	37,085	37,179	37,048
Dilutive effect of stock options and restricted stock units	112	126	130	133
Weighted average common shares outstanding-diluted	37,301	37,211	37,309	37,181

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period and all performance related options and restricted stock units. The number of potentially dilutive option shares and restricted stock units excluded from the calculation was 1.3 million and 534,000 for the quarters ended December 31, 2015 and 2014, respectively. The number of potentially dilutive option shares and restricted stock units excluded from the calculation was 1.2 million and 534,000 for the six months ended December 31, 2015 and 2014, respectively.

Note 7. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2015 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total

Beginning balance	$14,382	$(44,975)	$(30,593)
Other comprehensive income	(523)	(20,410)	(23,933)
Ending balance	$13,858	$(65,385)	$(51,527)

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

The Credit Agreement matures on July 31, 2019 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2015, the outstanding balance under the Credit Agreement was $124 million.

Note 9. Subsequent Event:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bio-Techne Corporation and its subsidiaries operate worldwide with three reportable business segments, Biotechnology, Clinical Controls and Protein Platforms, all of which service the life science and diagnostic markets. The Biotechnology reporting segment provides proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, and biologically active chemical compounds used in biological research. The Clinical Controls reporting segment provides a range of quality controls, calibrators, and products used as proficiency testing tools by clinical laboratories and proficiency certifying agencies as well as bulk segments used in the clinical diagnostic market. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis.

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

RESULTS OF OPERATIONS

Consolidated net sales increased 8% and 6% for the quarter and six months ended December 31, 2015, respectively, compared to the same prior-year periods. Changes in foreign currency exchange rates from the same prior-year periods had a negative 4% impact on consolidated net sales for the quarter and six months ended December 31, 2015. Consolidated net sales for the quarter and six months ended December 31, 2015, compared to the same prior-year periods, were affected by the timing of the Cliniqa, ProteinSimple, and CyVek acquisitions which closed in July 2015, July 2014 and November 2014. Excluding the timing of these acquisitions and the impact of foreign currency exchange rates, consolidated net sales grew 6% and 4% for the quarter and six months ended December 31, 2015, respectively.

Consolidated net earnings decreased 22% and 15% for the quarter and six months ended December 31, 2015 compared to the same prior-year periods. Included in net earnings for the quarter and six months ended December 31, 2014 was a one-time $8.3 million pre-tax gain on the Company's previous investment in CyVek. In a business combination achieved in stages, the acquirer is required to re-measure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings. Consequently, the gain was triggered in the second quarter ended December 31, 2014 as a result of the Company's purchase of the remaining 80.1% interest in CyVek.

The adjusted financial measures discussed below quantify the impact the following events had on reported net sales, gross margin percentages, selling, general and administrative expenses, net earnings and earnings per share for the periods ended December 31, 2015 as compared to the same prior-year periods:

●	fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling and Chinese yuan) to U.S. dollars when referencing organic revenue growth;
●

the acquisitions in fiscal 2016 and 2015 of Cliniqa on July 8, 2015, CyVek on November 4, 2014, ProteinSimple on July 31, 2014, and Novus on July 2, 2014 as well as acquisitions in prior years, and the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written up to fair value;

●	expenses related to the acquisitions noted above and other on-going acquisition activity;
●	expenses related to stock-based compensation.

These adjusted financial measures are not prepared in accordance with generally accepted accounting principles (GAAP) and may be different from adjusted financial measures used by other companies. Adjusted financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We view these adjusted financial measures to be helpful in assessing the Company's ongoing operating results. In addition, these adjusted financial measures facilitate our internal comparisons to historical operating results and comparisons to competitors' operating results. We include these adjusted financial measures in our earnings announcement because we believe they are useful to investors in allowing for greater transparency related to supplemental information we use in our financial and operational analysis.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2015 were $120.9 million and $233.3 million, respectively, increases of 8% and 6% from the same prior-year periods. Organic growth for the quarter and six months ended December 31, 2015 was 6% and 4%, respectively and a negative impact of 4% from foreign exchange translation for both periods.

For the second quarter ended December 31, 2015, organic sales growth was strong in our core Biotechnology and Clinical Controls segments. Biotechnology’s growth was driven by robust bio/pharma end-markets and continued strong demand in China. Clinical Controls revenue benefitted from heavy OEM orders with delivery dates in the second quarter. In Protein Platforms, revenues slightly decreased from the prior year as a new commercial plan designed to target a wider-range of researchers was commenced.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2015 were 67.5% and 67.6%, compared to 67.7% and 67.5%, respectively, for the comparable prior-year periods. Consolidated gross margins for the periods were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Consolidated gross margin percentage	67.5%	67.7%	67.6%	67.5%
Identified adjustments
Costs recognized upon sale of acquired inventory	1.0%	1.1%	1.0%	2.0%
Amortization of intangibles	2.3%	2.2%	2.4%	2.0%
Adjusted gross margin percentage	70.8%	71.0%	71.0%	71.5%

Consolidated adjusted gross margins were 70.8% and 71.0% for the quarter and six months ended December 31, 2015, down 20 and 50 basis points from the prior year due to the product mix change associated with the recent acquisitions of CyVek in November 2014 and Cliniqa in July 2015. Foreign exchange translation also negatively impacted gross margins compared to the prior year. Much of the aforementioned headwinds to gross margin were offset by robust productivity achieved in our operations, especially in our Biotechnology segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.5 million (11%) and $7.8 million (13%) for the quarter and six months ended December 31, 2015 from the same prior-year periods.

The increase for the quarter ended December 31, 2015 was a result of $1.1 million of selling, general and administrative expenses by companies acquired since the prior year and a $0.5 million increase in intangible amortization related to these acquisitions. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

The increase for the six months ended December 31, 2015 was a result of $4.9 million of selling, general and administrative expenses by companies acquired since the prior year and a $1.5 million increase in intangible amortization related to these acquisitions. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

Research and Development Expenses

Research and development expenses for the quarter and six months ended December 31, 2015 increased $1.0 million (9%) and $3.1 million (16%) from the same prior-year periods due mainly to expenses by companies acquired since the prior year.

Segment Results

Biotechnology

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net sales (in thousands)	$75,854	$74,373	$151,597	$150,807

Operating income margin	52.7%	51.1%	52.3%	52.0%

Biotechnology net sales for the quarter and six months ended December 31, 2015 were $75.9 million and $151.6 million, respectively, with reported growth of 2% and 1% compared to the same prior-year period. Organic growth for the quarter and six months ended December 31, 2015 was 7% and 5%, respectively with currency translation having an unfavorable impact of 5% for both the quarter and six months ended December 31, 2015, respectively. For the second quarter ended December 31, 2015, the segment continued to experience strong demand in China and in the bio/pharma end-markets within both the U.S. and European geographies. Academic markets in both the U.S. and Europe remained stable with growth in the low-single digits. Japan was the only major geography that was soft with revenue growth declining in the mid-teens. The revenue weakness there is attributable to the delayed release of research funds by the Japanese government funding agencies. Operating income margin for the quarter was 52.7% and 52.3% for the six months ended December 31, 2015, increases of 160 and 30 basis points from the prior-year periods. The higher operating income margin is mostly due to strong operational performance in the achievement of process efficiency and cost productivity, more than offsetting the margin dilution associated with negative foreign exchange translation.

Clinical Controls

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net sales (in thousands)	$25,732	$17,297	$46,085	$36,416

Operating income margin	28.4%	29.6%	26.1%	30.9%

Clinical Controls net sales for the quarter and six months ended December 31, 2015 were $25.7 million and $46.1 million, respectively, with reported growth of 49% and 27% compared to the same prior-year periods. Organic growth for the quarter and six months ended December 31, 2015 was 10% and -1%, respectively. The acquisition of Cliniqa (July 2015) added 39% and 28% to segment growth for quarter and six months ended December 31, 2015. For the second quarter ended December 31, 2015, the segment experienced heavy OEM orders with delivery in the second quarter. The addition of Cliniqa’s reagent-based products introduces additional products with longer shelf lives, similar to the segment’s existing chemistry-based products, allowing OEM customers to buy in bulk and increasing the potential for quarter on quarter volatility. Our legacy hematology controls business remained stable with growth in the mid-single digits. Given the relatively shorter shelf life of these blood-based products, we view growth of these products as an indicator of stable underlying demand within the Clinical Controls end markets. Operating income margin for the segment declined to 28.4% and 26.1% for the quarter and six months ended December 31, 2015. The decline for the quarter is driven by unfavorable product mix, while the decline year-to-date is due to the acquisition of Cliniqa.

Protein Platforms

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net sales (in thousands)	$19,337	$20,478	$35,634	$33,392

Operating income margin	7.9%	16.8%	1.0%	18.1%

Net sales for Protein Platforms for the quarter and six months ended December 31, 2015, were $19.3 million and $35.6 million, respectively, with reported growth of -6% and 7% compared to the same prior-year periods. Organic growth for the quarter and six months ended December 31, 2015 was -2% and 1%, respectively with currency translation having an unfavorable impact of 3% and 4% for the quarter and six months ended December 31, 2015. The acquisition of CyVek contributed less than 1% to revenues in Q2, and 1% for the six months ended December 31, 2015. For the second quarter, the segment continued with its commercial transition plan to expand our pool of potential Simple Western customers by engaging with the vast majority of scientists who are more pragmatic about technology changes in their workflows. Our new commercial plan showed indications of success, with new lead generation increasing 20% and the number of customer quotes increasing in the mid-teens year-over-year. We view these metrics as indicators of building awareness and interest in our Protein Platforms workflow solutions, supporting our view of a favorable outlook for this segment. Operating income margin for the quarter was 7.9% and 1.0% for the six months ended December 31, 2015. The lower operating income margin compared to prior year periods is mostly due to the mix of acquisitions as well as the continued investment in commercializing the Simple Plex platform and repositioning of our North America ProteinSimple sales force.

Income Taxes

Income tax expense for the quarters ended December 31, 2015 and 2014 were provided at rates of 26.9% and 22.0%, respectively. Income tax expense for the six months ended December 31, 2015 and 2014 were provided at rates of 27.8% and 26.0%, respectively.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended		Six Months Ended
	December 31,		September 30,
	2015	2014	2015	2014
Net earnings	$25,851	$33,209	$48,559	$57,116
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,245	1,188	2,357	4,355
Amortization of intangibles	7,361	6,858	14,772	12,586
Acquisition related expenses	670	1,201	970	3,571
Stock based compensation	2,321	2075	4,359	3,437
Gain on investment	-	(8,300)	-	(8,300)
Tax impact of above adjustments	(3,492)	(3552)	(6,869)	(7,453)
Tax impact of research and development credit	(724)	(910)	$(724)	$(910)
Tax impact of foreign adjustments	(405)	-	(1,167)	-
Adjusted net earnings	$32,827	$31,769	62,257	64,402

Adjusted net earnings growth	3.3%		-3.3%

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, cash and cash equivalents and available-for-sale investments were $114 million compared to $111 million at June 30, 2015. Included in available-for-sale-investments at December 31, 2015 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $51.4 million. The fair value of the Company's CCXI investment at June 30, 2015 was $52.3 million.

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

Cash Flows From Operating Activities

The Company generated cash of $70.4 million from operating activities in the first six months of fiscal 2016 compared to $71.4 million in the first six months of fiscal 2015. The decline from the prior year was primarily due to a decline in net earnings after adjustment for non-cash expenses related to depreciation, amortization, cost recognized on sale of acquired inventory.

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

On November 3, 2014, the Company acquired CyVek, Inc. (CyVek) through a merger for a net purchase price of approximately $95 million.

During the six months ended December 31, 2015 and 2014, the Company had maturities of $3.9 million and $9.9 million of available-for-sale investments, respectively.

Capital expenditures for fixed assets for the first six months of fiscal 2016 and 2015 were $11.0 million and $8.0 million, respectively. Included in capital expenditures for the first six months of fiscal 2016 was $3.3 million for leasehold improvements by our Bristol, England location for a new building to expand capacity. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2016 are expected to be approximately $9.0 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first six months of fiscal 2016 and 2015, the Company paid cash dividends of $23.8 million and $23.3 million, respectively, to all common shareholders. On February 2, 2016 the Company announced the payment of a $0.32 per share cash dividend. The dividend of approximately $12 million will be payable February 26, 2016 to all common shareholders of record on February 12, 2016.

Cash of $1.2 million and $7.0 million was received during the first six months of fiscal 2016 and 2015, respectively, from the exercise of stock options.

During the first six months of fiscal 2016, the Company drew $77 million under its revolving line-of-credit facility to partially fund its acquisition of Cliniqa. The Company made payments on the line-of-credit of $26 million during the six months ended December 31, 2015.

During the first six months of fiscal 2015, the Company drew $163 million under its revolving line-of-credit facility to partially fund its acquisitions of ProteinSimple and CyVek. The Company made payments on the line-of-credit of $19 million during the six months ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the six months ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2015 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2016 that would require disclosure. There have been no changes to the Company's policies in the first six months of fiscal 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2015, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $51.4 million. At December 31, 2015, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $5.1 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the six months ended December 31, 2015, approximately 25% of consolidated net sales were made in foreign currencies, including 10% in euros, 5% in British pound sterling, 5% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Euro	$1.10	1.24	$1.10	$1.27
British pound sterling	1.52	1.57	1.53	1.62
Chinese yuan	.156	.163	.156	.163
Canadian dollar	.75	.875	.76	.892

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At December 31, 2015, the Company had the following trade receivables, trade payables and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,805	$2,672
Other European currencies		£405	$607
Euros	Can$	1,329	$958
British pound sterling	Can$	569	$410

Accounts payable in:
U.S. dollars	Can$	710	512
Euros	Can$	302	218

Intercompany payable in:
Euros		£520	$770
U.S. dollars		£16,599	$24,511
U.S. dollars	yuan	17,250	$2,657
U.S. dollars	Can$	10,134	$7,309
Canadian dollars	yen	75,011	$623
U.S. dollars	yen	261,311	$2,169

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2015 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of fiscal 2016 earnings into U.S. dollars (annualized)	$3,456
Decrease in translation of net assets of foreign subsidiaries	25,310
Additional transaction losses	4,342

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 5, 2016, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the six months ended December 31, 2015. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: February 9, 2016	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 9, 2016	/s/ James Hippel
James Hippel
Principal Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit #	Description

10.1*	Employment Agreement by and between Bio-Techne Corporation and Executive Officer dated December 29, 2015

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101	The following financial statements from the Company's Quarterly Report on Form 10- Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement