Form 10-Q
period 2016-03-31
BIO-TECHNE Corp
filed 2016-05-10
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016, or

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

At May 6, 2016, 37,213,571 shares of the Company's Common Stock (par value $0.01) were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31		March 31,
	2016	2015	2016	2015

Net sales	$130,973	$114,158	$364,261	$334,583
Cost of sales	40,984	34,778	117,294	106,394
Gross margin	89,989	79,380	246,967	228,189

Operating expenses:
Selling, general and administrative	35,217	29,089	102,842	88,927
Research and development	11,245	10,865	33,544	30,040
Total operating expenses	46,462	39,954	136,386	118,967
Operating income	43,527	39,426	110,581	109,222
Other (expense) income	(1,037)	(667)	(870)	6,698
Earnings before income taxes	42,490	38,759	109,711	115,920
Income taxes	12,199	14,469	30,861	34,514
Net earnings	$30,291	$24,290	$78,850	$81,406
Other comprehensive (loss) income:
Foreign currency translation adjustments	7,128	(20,094)	(13,262)	(45,034)
Unrealized gain (loss) on available-for-sale investments, net of tax of ($3,611), $1,644, ($3,917) and $2,070, respectively	(32,081)	2,949	(32,605)	8,800
Other comprehensive (loss) income	(24,953)	(17,145)	(45,867)	(36,234)
Comprehensive income	$5,338	$7,145	$32,983	$45,172

Earnings per share:
Basic	$0.81	$0.65	$2.12	$2.20
Diluted	$0.81	$0.65	$2.11	$2.19

Cash dividends per common share:	$0.32	$0.32	$0.96	$0.95

Weighted average common shares outstanding:
Basic	37,196	37,138	37,185	37,078
Diluted	37,299	37,269	37,307	37,210

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2016 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$65,713	$54,532
Short-term available-for-sale investments	18,874	56,389
Trade accounts receivable, less allowance for doubtful accounts of $417 and $555, respectively	87,156	70,034
Other receivables	1,065	954
Inventories	57,066	49,577
Prepaid expenses	6,865	5,286
Deferred income taxes	-	11,511
Total current assets	236,739	248,283

Property and equipment, net	133,666	129,749
Intangible assets, net	315,310	292,839
Goodwill	434,734	390,638
Other assets	1,474	1,852
Total Assets	$1,121,924	$1,063,360

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$13,516	$13,444
Salaries, wages and related accruals	13,100	10,344
Accrued expenses	7,021	6,604
Income taxes payable	3,953	1,972
Deferred revenue, current	5,218	3,380
Related party note payable, current	3,808	4,024
Total current liabilities	46,616	39,768

Deferred income taxes	61,373	61,429
Long-term debt obligations	157,808	112,024
Other long-term liabilities	3,164	3,205

Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,196,281 and 37,152,979 respectively	372	371
Additional paid-in capital	172,144	163,306
Retained earnings	756,926	713,851
Accumulated other comprehensive loss	(76,480)	(30,593)
Total shareholders' equity	852,962	846,935
Total Liabilities and Shareholders’ Equity	$1,121,924	$1,063,360

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$78,850	$81,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,103	27,727
Costs recognized on sale of acquired inventory	3,439	5,252
Deferred income taxes	(1,379)	(794)
Stock-based compensation expense	6,676	4,725
Gain on CyVek acquisition		(8,300)
Other	(229)	(34)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	(14,616)	(7,316
Inventories	(4,237)	(4,882)
Prepaid expenses	(1,046)	(595)
Trade accounts payable and accrued expenses	5,490	1,490
Salaries, wages and related accruals	1,896	693
Income taxes payable	562	2,848)
Net cash provided by operating activities	107,509	102,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(90,888)	(420,102)
Net proceeds from maturities and purchases of available-for-sale investments	780	11,996
Additions to property and equipment	(13,844)	(12,971)
Distributions from unconsolidated entities	0	106
Net cash used in investing activities	(103,952)	(420,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(35,698)	(35,218)
Proceeds from stock option exercises	1,923	9,732
Excess tax benefit from stock option exercises	239	392
Borrowings under line-of-credit agreement	77,000	163,000
Payments on line-of-credit	(34,500)	(20,953)
Net cash provided by (used in) financing activities	8,964	116,953

Effect of exchange rate changes on cash and cash equivalents	(1,340)	(10,323)
Net increase (decrease) in cash and cash equivalents	11,181	(212,121)
Cash and cash equivalents at beginning of period	54,532	318,568
Cash and cash equivalents at end of period	$65,713	$106,447

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

Available-For-Sale Investments:

The Company's available-for-sale securities are carried at fair value using Level 1 and Level 2 inputs. The fair value of the Company's available-for-sale investments at March 31, 2016 and June 30, 2015 were $18.9 million and $56.4 million, respectively. The cost basis of the Company's available-for-sale investments at March 31, 2016 and June 30, 2015 were $29.5 million and $33.6 million, respectively.

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2016	2015

Raw materials	$22,621	$15,892
Finished goods	34,445	33,685
Inventories, net	$57,066	$49,577

At March 31, 2016, the Company had $57.1 million of inventory compared to $50.0 million as of June 30, 2015. The increase is primarily driven by the acquisition of Cliniqa Corporation in July 2015. At both March 31, 2016 and June 30, 2015, the Company had approximately $24 million of excess protein, antibody and chemically-based inventory on hand which was not valued.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2016	2015

Land	$6,270	$7,370
Buildings and improvements	164,738	156,965
Machinery and equipment	78.536	74,385
Property and equipment, cost	249,544	238,720
Accumulated depreciation and amortization	(115,878)	(108,971)
Property and equipment, net	$133,666	$129,749

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2016	2015

Developed technology	$125,340	$108,887
Trade names	63,901	63,867
Customer relationships	191,993	167,494
Non-compete agreements	3,278	3,298
In process research and development	2,500	0
Intangible assets	387,012	343,546
Accumulated amortization	(71,702)	(50,707)
Intangible assets, net	$315,310	$292,839

Changes to the carrying amount of net intangible assets for the nine months ended March 31, 2016 consist of (in thousands):

Beginning balance	$292,839
Acquisitions	48,825
Amortization expense	(22,443)
Currency translation	(3,911)
Ending balance	$315,310

The estimated future amortization expense for intangible assets as of March 31, 2016 is as follows (in thousands):

Period Ending June 30:
2016	$7,546
2017	27,801
2018	27,801
2019	27,291
2020	26,664
2021	26,664
Thereafter	171,543
Total	$315,310

Goodwill:

Changes to the carrying amount of goodwill for the nine months ended March 31, 2016 consist of (in thousands):

Beginning balance	$390,638
Acquisitions	51,635
Currency translation	(7,539)
Ending balance	$434,734

Contingent Consideration Payable

The Company made an initial payment of approximately $62.0 million to the stockholders of CyVek on November 3, 2014. Such purchase price was adjusted after closing based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek’s previous stockholders up to $35.0 million based on the cumulative revenue generated by CyVek’s products before May 3, 2017 (30 months from the closing of the Merger). The Company will also pay CyVek’s previous stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. The Company has recorded the present value of these contingent payments as a long-term liability of $35.0 million at March 31, 2016.

The Company made an initial payment of approximately $8.0 million to the stockholders of Zephyrus on March 14, 2016. Such purchase price was adjusted after closing based on the final levels of cash and transaction expenses of Zephyrus as of the closing. The Company will also pay Zephyrus’ previous stockholders $3.5 million if and when $3.0 million of cumulative revenue is generated by the sale of Zephyrus products before September 14, 2020 (4 years and 6 months from the closing of the Merger). The Company will also pay Zephyrus’ previous stockholders another $3.5 million if and when 10 Zephyrus instruments are sold prior to March 14, 2019 (3 years from the closing of the Merger) resulting in a total potential payout of $7.0 million. The Company has performed a preliminary estimate and recorded the present value of these contingent payments as a long-term liability of $3.5 million, at March 31, 2016.

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

On March 14, 2016, the Company acquired Zephyrus Biosciences, Inc. (Zephyrus). Zephyrus provides research tools to enable protein analysis at the single cell level. Addressing the burgeoning single cell analysis market, Zephyrus’s first product, Milo™, enables western blotting on individual cells for the first time. The acquisition was funded with cash on hand. The purchase price of Zephyrus exceeded the preliminary estimated fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. Zephryus is included in the Company’s Protein Platforms segment.

On July 8, 2015, the Company acquired all of the issued and outstanding equity interests of Cliniqa Corporation (Cliniqa). Cliniqa specializes in the manufacturing and commercialization of quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market. The acquisition was mostly funded through our line-of-credit facility. The purchase price of Cliniqa exceeded the estimated fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. Cliniqa is included in the Company's Clinical Controls segment.

The estimated fair value of the assets acquired and liabilities assumed, pending final valuation of intangible assets, are as follows (in thousands):

	Zephyrus	Cliniqa
Current assets	$86	$11,926
Equipment	32	1,436
Other long-term assets	0	58
Intangible Assets:
In process research and development	2,500	0
Developed technology	0	18,000
Trade name	0	27,000
Customer relationships	0	1,100
Goodwill	8,966	42,669
Total assets acquired	11,584	102,189
Liabilities	54	1,509
Deferred income taxes, net	0	17,793
Net assets acquired	11,530	82,888

Cash paid, net of cash acquired	8,030	82,888
Contingent consideration payable	3,500	0
Net purchase price	$11,530	82,888

Tangible assets acquired, net of liabilities assumed, were stated at the preliminary estimated fair value at the date of acquisition based on management's assessment. The purchase price allocated to developed technology, trade names, in process research and development and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization periods for intangible assets acquired in fiscal 2016 are estimated to be approximately 18 years for developed technology, 20 years for trade names and 4 years for customer relationships. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

The Company's Condensed Consolidated Financial Statements for the quarter ended March 31, 2016, include Cliniqa net sales of $10.1 million and income before tax of $3.4 million. Included in these results were amortization of intangibles of $0.7 million and costs recognized on the sales of acquired inventory of $0.1 million. For the nine months ended March 31, 2016, Cliniqa contributed net sales of $20.1 million and income before tax of $3.7 million. Included in these results were amortization of intangibles of $2.0 million and costs recognized on the sales of acquired inventory of $0.9 million.

The Company's Condensed Consolidated Financial Statements for the quarter and year ended March 31, 2016, include zero net sales from Zephyrus and a loss before tax of less than $0.1 million. Included in these results were amortization of intangibles of less than $0.1 million.

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

The Company has three reportable segments based on the nature of products; they are Biotechnology, Clinical Controls and Protein Platforms. The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales:
Biotechnology	$81,386	$78,521	$232,984	$229,347
Clinical Controls	29,929	20,001	76,013	56,417
Protein Platforms	19,693	15,669	55,327	49,061
Intersegment	(35)	(33)	(63)	(242)
Consolidated net sales	130,973	114,158	364,261	334,583

Segment operating income:
Biotechnology	45,133	44,620	124,436	122,967
Clinical Controls	9,454	6,186	21,464	17,422
Protein Platforms	1,592	(1,710)	1,948	4,461
Segment operating income	56,179	49,096	147,848	144,850

Costs recognized on sale of acquired inventory	(1,082)	(897)	(3,439)	(5,252)
Amortization of acquisition related intangible assets	(7,276)	(6,751)	(22,048)	(19,337)
Acquisition related expenses	(1,313)	(335)	(2,284)	(3,906)
Stock based compensation	(2,317)	(1,288)	(6,676)	(4,725)
Corporate general, selling, and administrative	(664)	(399)	(2,820)	(2,408)
Operating income	$43,527	$39,426	$110,581	$109,222

Note 4. Share-based Compensation:

During the nine months ended March 31, 2016 and 2015, the Company granted 804,000 and 538,000 stock options at weighted average grant prices of $105.15 and $93.65 and weighted average fair values of $18.50 and $15.08, respectively. During the nine months ended March 31, 2016 and 2015, the Company granted 35,000 and 34,000 restricted stock units at a weighted average fair value of $105.01 and $93.70, respectively. During the nine months ended March 31, 2016 and 2015, the Company granted 20,000 and 9,000 shares of restricted stock at grant date fair values of $99.53 and $91.78, respectively.

Stock options for 18,000 and 141,000 shares of common stock with total intrinsic values of $0.6 million and $3.4 million were exercised during the nine months ended March 31, 2016 and 2015, respectively.

Stock-based compensation expense of $2.3 million and $1.3 million was included in selling, general and administrative expenses for the quarters ended March 31, 2016 and 2015, respectively. Stock-based compensation expense of $6.7 million and $4.7 million was included in selling, general and administrative expenses for the nine months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $17.9 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.5 years.

Note 5. Other Income, net:

The components of other income in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Interest expense	$(448)	$(414)	$(1,315)	$(1,156)
Interest income	65	158	192	507
Gain on CyVek acquisition	-	-	-	8,300
Other non-operating income, net	(654)	(411)	253	(953)
Other income, net	$(1,037)	$(667)	$(870)	$6,698

Note 6. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Weighted average common shares outstanding-basic	37,196	37,138	37,185	37,078
Dilutive effect of stock options and restricted stock units	103	131	122	132
Weighted average common shares outstanding-diluted	37,299	37,269	37,307	37,210

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period and all performance related options and restricted stock units. The number of potentially dilutive option shares and restricted stock units excluded from the calculation was 876,000 and 413,000 for the quarters ended March 31, 2016 and 2015, respectively. The number of potentially dilutive option shares and restricted stock units excluded from the calculation was 800,000 and 479,000 for the nine months ended March 31, 2016 and 2015, respectively.

Note 7. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2016 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total

Beginning balance	$14,382	$(44,975)	$(30,593)
Other comprehensive income	(32,605)	(13,262)	(45,867)
Ending balance	$(18,222)	$(58,257)	$(76,480)

The unrealized loss on available-for-sale investments for the nine months ended March 31, 2016 includes $13.7 million of unrealized gross losses related to our investment in ChemoCentryx, Inc (CCXI). As of March 31, 2016, the stock price of CCXI was $2.49 per share compared to our cost basis of $4.73 per share. Based upon our analysis, we believe there is insufficient information to conclude that the impairment of our investment in CCXI is other-than-temporary. As such, we have concluded that the impairment is temporary and have classified the impairment within other comprehensive income.

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

The Credit Agreement matures on July 31, 2019 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2016, the outstanding balance under the Credit Agreement was $115.5 million.

As of March 31, 2016, our long term debt obligations also included $35.0 million of contigent consideration payable related to the CyVek acquisition, $3.5 million of contingent consideration payable related to the Zephyrus acquisition, and approximately $3.8 million of deferred payments related to the PrimeGene acquisition.

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

On July 8, 2015, the Clinical Controls segment completed the acquisition of Cliniqa Corporation (Cliniqa), for a purchase price of approximately $82.9 million, net of cash acquired and net working capital adjustments. The acquisition was financed primarily with cash from our line-of-credit facility. Cliniqa specializes in the manufacturing and commercialization of quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market. Proforma results are not presented as this acquisition is not considered material to our consolidated results of operations.

On March 24, 2016, the Protein Platforms segment completed the acquisition of Zephyrus Biosciences, Inc. (Zephyrus), approximately $8.0 million, net of cash acquired and net working capital adjustments plus a contingency of $3.5 million for a total of $11.5 million. The acquisition was financed with cash on hand. Zephyrus provides research tools to enable protein analysis at the single cell level. Addressing the burgeoning single cell analysis market, Zephyrus’s first product, the Milo™, enables western blotting on individual cells for the first time. Proforma results are not presented as this acquisition is not considered material to our consolidated results of operations.

RESULTS OF OPERATIONS

Consolidated net sales increased 15% and 9% for the quarter and nine months ended March 31, 2016, respectively, compared to the same prior-year periods. Changes in foreign currency exchange rates from the same prior-year periods had a negative 1% and a negative 2% impact on consolidated net sales for the quarter and nine months ended March 31, 2016, respectively. Consolidated net sales for the quarter and nine months ended March 31, 2016, compared to the same prior-year periods, were affected by the timing of the Cliniqa, ProteinSimple, and CyVek acquisitions which closed in July 2015, July 2014 and November 2014. Excluding the timing of these acquisitions and the impact of foreign currency exchange rates, consolidated net sales grew 8% and 5% for the quarter and nine months ended March 31, 2016, respectively.

Consolidated net earnings increased 25% and decreased 3% for the quarter and nine months ended March 31, 2016, respectively, compared to the same prior-year periods. Included in net earnings for the nine months ended March 31, 2015 was a one-time $8.3 million pre-tax gain on the Company's previous investment in CyVek. In a business combination achieved in stages, the acquirer is required to re-measure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings. Consequently, the gain was triggered in the second quarter ended December 31, 2015 as a result of the Company's purchase of the remaining 80.1% interest in CyVek.

The adjusted financial measures discussed below quantify the impact the following events had on reported net sales, gross margin percentages, selling, general and administrative expenses, net earnings and earnings per share for the periods ended March 31, 2016 as compared to the same prior-year periods:

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

These adjusted financial measures are not prepared in accordance with generally accepted accounting principles (GAAP) and may be different from adjusted financial measures used by other companies. Adjusted financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We view these adjusted financial measures to be helpful in assessing the Company's ongoing operating results. In addition, these adjusted financial measures facilitate our internal comparisons to historical operating results and comparisons to competitors' operating results. We include these adjusted financial measures in this quarterly report because we believe they are useful to investors in allowing for greater transparency related to supplemental information we use in our financial and operational analysis.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2016 were $131.0 million and $364.3 million, respectively, increases of 15% and 9% from the same prior-year periods. Organic growth for the quarter and nine months ended March 31, 2016 was 8% and 5%, respectively. These organic growth were adjusted to account for a negative 1% and a negative 2% impact from foreign exchange translation for the quarter and nine months ended March 31, 2016 respectively.

For the quarter ended March 31, 2016, organic sales growth was strong in our Biotechnology and Protein Platform segments slightly offset by a decline in our Clinical Controls segment. Biotechnology’s growth was driven by robust bio/pharma end-markets and continued strong demand in China. In Protein Platforms, revenues returned to double-digit growth, with year-over-year organic revenue increasing over 25%, while expanding its product line with an advanced iCE instrument, Maurice, and the acquisition of Zephyrus Biosciences a single-cell western blot analysis device, Milo.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2016 were 68.7% and 67.8%, compared to 69.5% and 68.2%, respectively, for the comparable prior-year periods. Consolidated gross margins for the periods were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Consolidated gross margin percentage	68.7%	69.5%	67.8%	68.2%
Identified adjustments
Costs recognized upon sale of acquired inventory	0.8%	0.8%	0.9%	1.6%
Amortization of intangibles	2.1%	2.2%	2.3%	2.1%
Adjusted gross margin percentage	71.6%	72.5%	71.0%	71.9%

Consolidated adjusted gross margins were 71.6% and 71.0% for the quarter and nine months ended March 31, 2016, down 90 basis points from the prior year due to the product mix change associated with the recent acquisitions of CyVek in November 2015 and Cliniqa in July 2016. Foreign exchange translation also negatively impacted gross margins compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.1 million (21%) and $13.9 million (16%) for the quarter and nine months ended March 31, 2016, respectively, from the same prior-year periods.

The increase for the quarter ended March 31, 2016 was a result of $1.3 million of selling, general and administrative expenses from the Cliniqa acquisition, a $1.0 million increase in stock based compensation expense, and a $1.0 million increase in acquisition related expenses driven by the resolution of a patent dispute that pre-dated the ProteinSimple acquisition. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure.

The increase for the nine months ended March 31, 2016 was a result of $4.6 million of selling, general and administrative expenses by companies acquired since the prior year, a $1.4 million increase in intangible amortization related to these acquisitions, and a $2.0 million increase in stock based compensation expense. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure.

Research and Development Expenses

Research and development expenses for the quarter and nine months ended March 31, 2016 increased $0.4 million (4%) and $3.5 million (12%) from the same prior-year periods due mainly to expenses by companies acquired since the prior year.

Segment Results

Biotechnology

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net sales (in thousands)	$81,386	$78,521	$232,984	$229,347

Operating income margin	55.5%	56.9%	53.4%	53.6%

Biotechnology net sales for the quarter and nine months ended March 31, 2016 were $81.4 million and $233.0 million, respectively, with reported growth of 4% and 2% compared to the same prior-year period. Organic growth for the quarter and nine months ended March 31, 2016 was 6% with currency translation having an unfavorable impact of 2% and 3% for the quarter and nine months ended March 31, 2016, respectively. For the quarter ended March 31, 2016, the segment continued to experience strong demand in China and in the bio/pharma end-markets within the United States. Academic markets remained stable with growth in the low single digits. Japan was the only major geography that was soft with revenue growth declining in the mid-teens. The revenue weakness there is attributable to the delayed release of research funds by the Japanese government funding agencies. Operating income margin for the quarter was 55.5% and 53.4% for the nine months ended March 31, 2016. The slightly lower operating income margin is mostly due to strong operational performance in the achievement of process efficiency and cost productivity partially offset by reinvestment in commercial and marketing activities.

Clinical Controls

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net sales (in thousands)	$29,929	$20,001	$76,013	$56,417

Operating income margin	31.6%	30.9%	28.2%	30.9%

Clinical Controls net sales for the quarter and nine months ended March 31, 2016 were $29.9 million and $76.0 million, respectively, with reported growth of 50% and 35% compared to the same prior-year periods. Organic growth for the quarter and nine months ended March 31, 2016 was -1%. The acquisition of Cliniqa (July 2015) added 51% and 36% to segment growth for quarter and nine months ended March 31, 2016, respectively. For the quarter ended March 31, 2016, the segment’s organic growth was impacted by the timing of OEM orders and delivery. The addition of Cliniqa’s reagent-based products introduces additional products with longer shelf lives, similar to the segment’s existing chemistry-based products, allowing OEM customers to buy in bulk and increasing the potential for quarter on quarter volatility. Our legacy hematology controls business remained stable with growth in the mid-single digits. Given the relatively shorter shelf life of these blood-based products, we view growth of these products as an indicator of stable underlying demand within the Clinical Controls end markets. Operating income margin for the segment increased to 31.6% for the quarter ended March 31, 2016 and declined to 28.2% for the nine months ended March 31, 2016. The increase for the quarter is driven by favorable product mix, while the decline year-to-date is due to the acquisition of Cliniqa.

Protein Platforms

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net sales (in thousands)	$19,693	$15,669	$55,327	$49,061

Operating income margin	8.1%	(10.9%)	3.5%	9.1%

Net sales for Protein Platforms for the quarter and nine months ended March 31, 2016, were $19.7 million and $55.3 million, respectively, with reported growth of 26% and 13% compared to the same prior-year periods. Organic growth for the quarter and nine months ended March 31, 2016 was 26% and 9%, respectively with currency translation having an unfavorable impact of 0% and 2% for the quarter and nine months ended March 31, 2016. The acquisition of CyVek contributed 1% to revenues for the nine months ended March 31, 2016. For the third quarter, the segment continued with its commercial transition plan to expand our pool of potential Simple Western customers by engaging with the vast majority of scientists who are more pragmatic about technology changes in their workflows. Our new commercial plan showed indications of success, with broad-based double digit growth in each of its major market segments and geographies. Operating income margin for the quarter was 8.1% and 3.5% for the nine months ended March 31, 2016. The higher operating income margin for the quarter compared to prior year periods is mostly due to increased sales. The lower operating margin for the nine months compared to the prior year is mostly due to the continued investment in commercializing the Simple Plex platform and repositioning of our North America ProteinSimple sales force.

Income Taxes

Income tax expense for the quarters ended March 31, 2016 and 2015 were provided at rates of 28.7% and 37.3%, respectively. Excluding the one-time impact of U.S. state income tax adjustments and a deemed dividend, income tax expense for the quarter ended March 31, 2015 was 31.9%.

Income tax expense for the nine months ended March 31, 2016 and 2015 were provided at rates of 28.1% and 29.8%, respectively.

Adjusted Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended March 31,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$30,291	$24,290	$78,850	$81,406
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,082	897	3,439	5,252
Amortization of intangibles	7,276	6,751	22,,048	19,337
Acquisition related expenses	1,313	335	2,284	3,906
Stock based compensation	2,317	1,288	6,676	4,725
Gain on investment	0	0	0	(8,300)
Tax impact of above adjustments	(3,716)	(2,960)	(10,588)	(10,413)
Tax impact of research and development credit	0	0	(724)	(910)
Tax impact of foreign adjustments	(972)	2,321	(2,139)	2,321
Adjusted net earnings	$37,591	$32,922	$99,846	$97,324

Adjusted net earnings growth	14.2%		2.6%

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, cash and cash equivalents and available-for-sale investments were $84.6 million compared to $111.0 million at June 30, 2015. Included in available-for-sale-investments at March 31, 2016 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $15.8 million. The fair value of the Company's CCXI investment at June 30, 2015 was $52.3 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2015. See Note 8 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash and cash generated from operations.

Cash Flows From Operating Activities

The Company generated cash of $107.5 million from operating activities in the first nine months of fiscal 2016 compared to $102.2 million in the first nine months of fiscal 2015. The increase from the prior year is primarily due to a change in mix of operating various operating elements.

Cash Flows From Investing Activities

On March 21, 2016, the Company acquired Zephyrus Biosciences, Inc. (Zephyrus) for up front cash consideration of approximately $8 million. This amount was financed through cash on hand.

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

On November 3, 2014, the Company acquired CyVek, Inc. (CyVek) through a merger for up front cash consideration of approximately $60 million.

During the nine months ended March 31, 2016 and 2015, the Company had net maturities and purchases of $0.8 million and $12.0 million of available-for-sale investments, respectively.

Capital expenditures for fixed assets for the first nine months of fiscal 2016 and 2015 were $13.8 million and $13.0 million, respectively. Included in capital expenditures for the first nine months of fiscal 2016 was $4.7 million for leasehold improvements by our Bristol, England location for a new building to expand capacity. The remaining capital additions were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2016 are expected to be approximately $4.2 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first nine months of fiscal 2016 and 2015, the Company paid cash dividends of $35.7 million and $35.2 million, respectively, to all common shareholders. On May 3, 2016 the Company announced the payment of a $0.32 per share cash dividend. The dividend of approximately $12.0 million will be payable May 27, 2016 to all common shareholders of record on May 13, 2016.

Cash of $1.9 million and $9.7 million was received during the first nine months of fiscal 2016 and 2015, respectively, from the exercise of stock options.

During the first nine months of fiscal 2016, the Company drew $77.0 million under its revolving line-of-credit facility to partially fund its acquisition of Cliniqa. The Company made payments on the line-of-credit of $34.5 million during the nine months ended March 31, 2016.

During the first nine months of fiscal 2015, the Company drew $163.0 million under its revolving line of credit facility to partially fund its acquisitions of ProteinSimple and CyVek. The Company made payments on the line-of-credit of $21.0 million during the nine months ended March 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred income tax liabilities and assets be classified as non-current in a statement of financial position. The Company elected early adoption of this guidance for the quarter ended March 31, 2016, on a prospective basis. The adoption of this ASU allows the Company to simplify its presentation of deferred income tax liabilities and assets. Prior periods were not retrospectively adjusted.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the nine months ended March 31, 2016.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2015 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2016 that would require disclosure. There have been no changes to the Company's policies in the first nine months of fiscal 2016.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2016 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2016, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $18.9 million. At March 31, 2016, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $1.9 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the nine months ended March 31, 2016, approximately 25% of consolidated net sales were made in foreign currencies, including 10% in euros, 5% in British pound sterling, 5% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Euro	$1.10	1.11	$1.10	$1.22
British pound sterling	1.43	1.51	1.50	1.58
Chinese yuan	.153	.162	.156	.163
Canadian dollar	.727	.791	.746	.859

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. At March 31, 2016, the Company had the following trade receivables, trade payables and intercompany payables denominated in one currency but receivable or payable in another currency (in thousands):

	Denominated Currency		U.S. Dollar Equivalent
Accounts receivable in:
Euros		£1,715	$2,452
Other European currencies		£501	$716
Euros	Can$	1,602	$1,165
British pound sterling	Can$	701	$509

Accounts payable in:
U.S. dollars	Can$	855	$622
Euros	Can$	410	$298

Intercompany payable in:
Euros		£505	$722
U.S. dollars		£17,150	$24,525
U.S. dollars	yuan	18,300	$2,800
U.S. dollars	Can$	11,350	$8,251
Canadian dollars	yen	74,089	$11,336
U.S. dollars	yen	242,559	$37,112

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2016 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of fiscal 2016 earnings into U.S. dollars (annualized)	$3,062
Decrease in translation of net assets of foreign subsidiaries	24,940
Additional transaction losses	9,051

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

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We are in the process of evaluating internal controls over financial reporting for those acquisitions completed in fiscal 2016, including Cliniqa and Zephyrus.

As previously announced, we acquired Cliniqa on July 8, 2015 and Zephyrus on March 14, 2016. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this entity.

The results reported in this quarterly report include those of Cliniqa and Zephyrus.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 5, 2016, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the nine months ended March 31, 2016. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: May 10, 2016	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 10, 2016	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.