Form 10-K
period 2016-06-30
BIO-TECHNE Corp
filed 2016-08-29
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer (X) Accelerated filer ( ) Non-accelerated filer ( ) Small reporting company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price on December 31, 2015 as reported on The Nasdaq Stock Market ($90.00 per share) was approximately $3.3 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

Shares of $0.01 par value Common Stock outstanding at August 26, 2016: 37,296,323

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

ITEM 1. BUSINESS

OVERVIEW

Bio-Techne and its subsidiaries, collectively doing business as Bio-Techne (Bio-Techne, we, our, us or the Company) develop, manufacture and sell biotechnology reagents and instruments for the research and clinical diagnostic markets worldwide. With our deep product portfolio and application expertise, Bio-Techne is a leader in providing specialized proteins, including cytokines and growth factors, antibodies, related immunoassays, biologically active small molecules and other reagents, as well as instrumentation designed to simplify key protein analysis processes. Additionally we also serve the clinical markets with regulated products such as controls, calibrators, reagents and immunoassays intended for diagnostic uses.

A Minneapolis, Minnesota-based company, Bio-Techne originally was founded as Research and Diagnostic Systems, Inc. (R&D Systems) in 1976. Techne Corporation, a public entity at the time, acquired R&D Systems in 1985 and through this action R&D Systems became a public company. The initial products focused on the hematology blood controls and calibrators market but soon expanded through the creation of the Biotechnology segment to include reagents used in life science research, driven by a series of acquisitions beginning with the Amgen Inc. research business in 1991. From fiscal 2014 through fiscal 2016, we have added seven new businesses and product portfolios and formed a third segment -- Protein Platforms. We also strengthened our Clinical Controls segment solutions by acquiring Bionostics Holdings Limited (Bionostics) and also expanded our Biotechnology segment product offerings through the acquisition of Shanghai-based PrimeGene Bio-Tech Co. (PrimeGene) in fiscal 2014. In fiscal 2015, we acquired Novus Biologicals LLC (Novus Biologicals) to expand our antibody business which was made part of our Biotechnology segment. Also in fiscal 2015, we acquired ProteinSimple and CyVek, Inc. (CyVek), both with innovative instrument platforms useful for protein analysis, and which together form our new Protein Platforms segment. Early in fiscal 2016, we acquired Cliniqa Corporation (Cliniqa) (July 2015), which specializes in the manufacturing and commercialization of blood chemistry quality controls and calibrators as well as bulk reagents used for the clinical diagnostic market to further expand and complement our Clinical Controls solutions. Zephyrus BioSciences, Inc. (Zephyrus) (March 2016) was also acquired with a product line that enables western blotting on single cells and is now part of our Protein Platforms segment.

Subsequent to the end of fiscal 2016, we acquired our Italian distributor, Space Import-Export Srl (Space) (July 2016) and Advanced Cell Diagnostics (ACD) (August 2016). Space is a long and trusted business partner of Bio-Techne, distributing its products since 1985 and creating a very effective and visible presence in the Italian market space. ACD develops and commercializes proprietary consumables for genomic analysis, reinventing the widely used in-situ hybridization technique.

Recognizing the importance of a unified and global approach to meeting our mission and accomplishing our strategies, we have unified our brands and recent acquisitions under a single global brand, Bio-Techne. In November 2014 we changed the name of the parent corporation from Techne Corporation to Bio-Techne Corporation. The Bio-Techne name solidifies the new strategic direction for the Company, and also unifies all of our brands under one complete portfolio.

We operate globally, with offices in multiple locations in the United States, Europe, and Asia. Today, our product line extends to over 300,000 products in state of the art facilities to accommodate many of our manufacturing needs.

We are committed to providing the life sciences community with innovative, high-quality scientific tools to better understand biological processes and drive discovery. Our mission is to build epic tools for epic science. We intend to build on Bio-Techne’s past accomplishments, high product quality reputation and sound financial position by executing strategies that position us to serve as the standard for biological content in the research market, and to leverage that leadership position to enter the diagnostics and other adjacent markets. Our strategies include:

Continued innovation in core products. Through collaborations with key opinion leaders, participation in scientific discussions and societies, and leveraging our internal talent we expect to be able to convert our continued significant investment in our research and development activities to be first-to-market with quality products that are at the leading edge of life science researchers’ needs.

Investments in targeted acquisitions. We will continue to leverage our strong balance sheet to gain access to new technologies and products that improve our competitiveness in the current market, meet customers’ expanding work flow needs and allow us to enter adjacent markets.

Expansion of geographic footprint. We will continue to expand our sales staff and distribution channels globally in order to increase our global presence and make it easier for customers to transact with us.

Realignment of resources. In recognition of the increased size and scale of the organization, we continue to redesign our development and operational processes to create greater efficiencies throughout the organization.

Talent recruitment and retention. We strive to recruit, train and retain the most talented staff to implement all of our strategies effectively.

OUR PRODUCTS AND MARKETS

Currently Bio-Techne operates worldwide and has three reportable business segments: Biotechnology, Clinical Controls and Protein Platforms. The Biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Clinical Controls reporting segment develops and manufactures controls, calibrators, immunoassays and other reagents for the global clinical market. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis. In fiscal 2016, net sales from Bio-Techne’s Biotechnology, Clinical Controls and Protein Platforms segments represented 64%, 21%, and 15% of consolidated net sales, respectively. Financial information relating to Bio-Techne’s segments is incorporated herein by reference to Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Biotechnology Segment

Through our Biotechnology segment, we are one of the world’s leading suppliers of specialized proteins, such as cytokines, growth factors, immunoassays, antibodies and related reagents, to the biotechnology research community. Our combined chemical and biological reagents portfolio provides new tools which customers can use in solving the complexity of important biological pathways and glean knowledge which may lead to a more complete understanding of biological processes and ultimately to the development of novel strategies to address different pathologies.

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

Immunoassays. We market a variety of immunoassays on different testing platforms, including microtiter-plate based kits sold under the trade name Quantikine®, multiplex immunoassays based on encoded bead technology and immunoassays based on planar spotted surfaces and microfluidic-based multiplex immunoassays on our automated testing platform. Researchers use these immunoassay products to quantify the level of a specific protein in biological fluids, such as serum, plasma, or urine. Protein quantification is an integral component of basic research, as potential diagnostic tools for various diseases and as a valuable indicator of the effects of new therapeutic compounds in the drug discovery process. Immunoassays can also be useful in clinical diagnostics. We have received Food and Drug Administration (FDA) marketing clearance for erythropoietin (EPO), transferrin receptor (TfR) and Beta2-microglobulin (b2M) immunoassays for use as in vitro diagnostic devices.

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

Biotechnology Segment Customers and Distribution Methods

We sell our biotechnology products directly to customers who are primarily located in North America, western Europe and China. We have a sales and marketing partnership agreement with Fisher Scientific in order to bolster our market presence in North America and leverage the transactional efficiencies offered by the large Fisher organization. We also sell through third party distributors in China, Japan, southern and eastern Europe and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of Biotechnology’s net sales during fiscal 2016, 2015 or 2014.

Biotechnology Segment Competitors

A number of companies supply the worldwide market for protein-related and chemically-based research reagents, including GE Healthcare Life Sciences, BD Biosciences, Merck KGaA/EMD Chemicals, Inc., PeproTech, Inc., Santa Cruz Biotechnology, Inc., Abcam plc., Thermo Fisher Scientific, Inc., Cayman Chemical Company and Enzo Biochem, Inc. Market success is primarily dependent upon product quality, selection and reputation. We believe we are one of the leading world-wide suppliers of cytokine related products in the research market. We further believe that the expanding line of our products, their recognized quality, and the growing demand for protein-related and chemically-based research reagents will allow us to remain competitive in the growing biotechnology research and diagnostic market.

Biotechnology Segment Manufacturing

We develop and manufacture the majority of our cytokines using recombinant DNA technology, thus significantly reducing our reliance on outside resources. Tocris chemical-based products are synthesized from widely available products. We typically have several outside sources for all critical raw materials necessary for the manufacture of our products.

The majority of our Biotechnology products are shipped within one day of receipt of the customers’ orders. Consequently, we had no significant backlog of orders for our Biotechnology segment products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2015.

Clinical Controls Segment

Our original business in this segment was focused on controls and calibrators for hematology clinical instruments. With the acquisition of Bionostics in fiscal 2014 and Cliniqa in fiscal 2016, we expanded this segment to include blood chemistry and blood gases quality controls diagnostic immunoassays as well as other bulk and custom reagents for the in vitro diagnostic market. Our BiosPacific brand product revenues are also now included in this segment as of fiscal 2016, and have been reclassified in prior years for comparative purposes.

Clinical Controls Segment Products

Controls and Calibrators. Proper diagnosis of many illnesses requires a thorough and accurate analysis of a patient’s blood cells, which is usually done with automated or semi-automated hematology instruments. We derive our hematology controls and calibrators from various cellular components of blood which have been stabilized. These control and calibrator products ensure that hematology instruments are performing accurately and reliably.

We believe our products have improved stability and versatility and a longer shelf life than most of those of our competitors. We also offer clinical controls for blood glucose and blood gas devices, as well as coagulation device control products.

Bulk Reagents for Diagnostic Use. We also develop and supply bulk purified proteins, enzymes, disease-state plasmas, infectious disease antigens and processed serums to the clinical diagnostic industry worldwide. Often we manufacture these reagents on a custom basis to optimize their use in a customer’s diagnostic assay. We supply these reagents in various formats including liquid, lyophilized and powder form.

Clinical Controls Segment Customers and Distribution Methods

Original Equipment Manufacturer (OEM) agreements represent the largest market for our clinical controls products. In fiscal 2016, 2015 and 2014, OEM agreements accounted for $54.2 million, $41.1 million, and $41.2 million, respectively, or 8%, 9%, and 12% of total consolidated net sales in each fiscal year, respectively. The increase in fiscal 2016 was the result of the acquisition of Cliniqa. We sell our clinical control products directly to customers and, in Europe and Asia, also through distributors. One OEM customer accounted for approximately 13%, and 14% of Clinical Controls’ net sales during fiscal 2015 and 2014 respectively. This customer did not amount to 10% or more of the Company's consolidated revenue during these years.

Clinical Controls Segment Competitors

Competition is intense in the clinical controls business. The market is composed of manufacturers of laboratory reagents, chemicals and coagulation products and independent blood control manufacturers in addition to instrument manufacturers. The principal clinical control competitors for our products in this segment are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Streck, Inc., Siemens Healthcare Diagnostics Inc. and Sysmex Corporation. We believe we are the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck, Inc. We compete based primarily on product performance, quality, and price. SeraCare, HyTest Ltd and Thermo Fisher Scientific represent additional competitors in the clinical diagnostic manufacturing and reagents markets.

Clinical Controls Segment Manufacturing

The primary raw material for our hematology controls products is whole blood. We purchase human blood from commercial blood banks, and porcine and bovine blood from nearby meat processing plants. After we receive raw blood, we separate it into its cellular components, and then process and stabilize it. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens prior to use, the higher cost of these materials has not had a material adverse effect on our business. Bio-Techne does not perform its own pathogen testing, as most suppliers test all human blood collected. Other controls are derived from various bodily fluids collected which are then processed in house to isolate the product of interest or from other bulk reagent suppliers that specialize in certain products.

The majority of the hematology controls products are shipped based on a preset, recurring schedule. For the remainder of our Clinical Controls products, the shipments are determined by our customers’ needs, which can vary significantly from quarter to quarter and year to year. There was no significant backlog of orders for our Clinical Control products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2015.

Protein Platforms Segment

Proteins are important for understanding disease because they are the functional units that carry out specific tasks in every cell. Altered levels of certain proteins can prevent the cell from performing its intended function, produce the energy it requires, maintain its morphology or survive within the tissue. However, proteins analysis is complex given the varied and unique three dimensional structure of the many proteins of interest. Our Protein Platforms segment develops, manufactures and sells tools to simplify protein analysis while at the same time achieving more quantitative and reproducible results.

Protein Platforms Segment Products

The Simple Western Platform. The Western blot, or Western, is one of the most widely-used assays for protein analysis and identification today. Unchanged since its invention in 1979, the Western assay is used by molecular biologists, biochemists and clinicians to determine if a specific protein is present in a sample. The Western blot is able to report a protein’s molecular weight as well as its identity via an antibody mediated reaction. Our Simple Western platform is a fully-automated Western blot analytical technique that can identify and quantify a protein of interest in a sample. The Simple Western product lines simplify the workflow, transforming the Western into a real protein analytical tool by providing truly quantitative and high quality data. Our Simple Western products are more sensitive than a traditional Western and in conjunction with the lower sample volume requirements and the ability to run multiple proteins simultaneously this technology offers many competitive advantages.

SimplePlex Platform. A common assay used in research and clinical diagnostics is the ELISA, or enzyme-linked immunosorbent assay. The SimplePlex platform is a transformative immunoassay technology which integrates an innovatively designed microfluidic cartridge with a state-of-the-art analyzer to deliver a bench-top immunoassay system that is more sensitive than ELISA with none of the traditional challenges of assay design or repeatability. SimplePlex assays are fully automated, multi-analyte immunoassays that permit the customer to run multiple samples while interrogating multiple analytes in approximately one hour while leveraging the large biological content menu that has been developed over 30 years. We believe the SimplePlex technology, along with other immunoassay platforms offered by Bio-Techne, represents the most comprehensive line of immunoassay products to meet customers’ complete workflow in their research and clinical protein applications.

Biologics Instrumentation.

Biologics are complex protein-based therapeutics, and are transforming the pharmaceutical industry and treatment of many diseases. Biologic drugs are very effective targeted therapeutics for diseases such as arthritis, cancer and diabetes, and their number in development is increasing because of a variety of advances in biochemistry, immunology and biotechnology. Biologics can be monoclonal antibodies, recombinant proteins and vaccines. Developers of biologics are required by regulatory agencies, such as FDA, to develop robust processes to ensure that the specific biologic of interest can be identified and characterized accurately and then consistently and reliably produced. As a result, a suite of complementary analytical approaches are utilized to measure attributes such as identity, biological potency, purity, safety and impurities. These analytical approaches are used throughout the product development process, spanning initial discovery, expression, formulation, process development, quality control and final release. Our Biologics tools help researchers interrogate protein purity and identify contaminants during the development and production of biologics. Our iCE3 system is an analytical tool that measures the charge heterogeneity of proteins. Our micro-flow imaging, or MFI, platform measures the size, shape, count and concentration of particles within the 1 µm to 300 µm size range that may be present in biologic solutions. In fiscal 2016, we launched a new biologics product, Maurice, which profiles identity, purity, and hetergenity of biopharmaceuticals in one system.

Single Cell Western Platform. With the acquisition of Zephyrus Biosciences in March 2016, we now sell an instrument and related reagents to perform western blot assays on individual cells versus an entire cell population. We believe that the Zephyrus technology is a tool to elucidate the properties of individual cells to better understand cell behavior that can shape the overall cell population response in a disease or normal state.

Protein Platforms Segment Customers and Distribution Methods.

We sell our protein platforms products directly to customers who are primarily located in North America, western Europe and Japan. We also sell through third party distributors in China, southern Europe and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of Protein Platforms’ net sales during fiscal 2016, 2015 or 2014.

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

There was no significant backlog of orders for our Protein Platforms products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2015.

Geographic Information

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2016	2015	2014
External sales
United States	$283,270	$245,217	$190,359
U.K.	88,680	68,055	55,144
Other Europe	51,047	66,022	42,013
China	27,205	26,105	18,878
Other Asia	24,809	23,806	32,704
Rest of world	24,012	23,041	18,665
Total external sales	$499,023	$452,246	$357,763

	As of June 30,
	2016	2015	2014
Long-lived assets
United States and Canada	$118,207	$119,075	$109,790
Europe	14,423	11,239	8,340
China	1,109	1,286	678
Total long-lived assets	$133,739	$131,600	$118,808

Net sales are attributed to countries based on the location of the customer or distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets. See the description of risks associated with the Company’s foreign subsidiaries in Item 1A of this Annual Report on Form 10-K.

PRODUCTS UNDER DEVELOPMENT

Bio-Techne is engaged in continuous ongoing research and development in all of our major product lines. We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs.

In fiscal 2016, Bio-Techne introduced approximately 1,600 new biotechnology products to the life science market. All of these products are for research use only and therefore did not require FDA clearance. We also expect to significantly expand our portfolio of products through acquisitions of existing businesses. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

	Year Ended June 30,
	2016	2015	2014
Research expense (in thousands):
Biotechnology	$26,981	$28,201	$29,189
Clinical Controls	3,596	1,628	1,756
Protein Platforms	14,610	11,024	0
	$45,187	$40,853	$30,945

Percent of net sales	9%	9%	9%

ACQUISITIONS AND INVESTMENTS

Fiscal 2017 Acquisitions

On July 1, 2016, Bio-Techne’s affiliate, Bio-Techne Ltd., acquired Space Import-Export Srl (Space) of Milan, Italy for approximately $11 million. Space is a long and trusted partner of Bio-Techne, distributing its products since 1985 and creating an effective and visible presence in the Italian market. The acquisition of Space provides a platform to expand our sales presence in Southern Europe.

On August 1, 2016, Bio-Techne closed on the acquisition of Advanced Cell Diagnostics (ACD) for $250 million in cash plus contingent consideration of $75 million due upon the achievement of certain milestones. The transaction was financed through a combination of cash on hand and a revolving line of credit facility that Bio-Techne obtained prior to the closing of the acquisition.

Fiscal 2016 Acquisitions

On March 21, 2016, Bio-Techne acquired all of the outstanding equity of Zephyrus. Zephyrus develops research tools to enable protein analysis at the single cell level. Zephyrus’s first product, the Milo system, enables western blotting on individual cells. We believe researchers will utilize Zephyrus products to gain new insights into the biology of cancer, stem cells, neurology, and diseases. The acquisition expanded our Protein Platforms product lines.

On July 8, 2015, Bio-Techne acquired all of the outstanding equity of Cliniqa for approximately $83 million. Cliniqa, based in San Marcos, California, specializes in the manufacturing and commercialization of blood chemistry quality controls and calibrators as well as bulk reagents used in the clinical diagnostic market. Its controls and reagents are used in a wide variety of diagnostic tests for such pathologies as cardiac disease, diabetes, cancer, immunological disorders, therapeutic drug monitoring, urine analysis and toxicology. The acquisition further expanded and complemented our Clinical Controls product lines.

Fiscal 2015 Acquisitions

On July 31, 2014, Bio-Techne closed on the acquisition of all of the outstanding equity of ProteinSimple for approximately $300 million. The purchase price was adjusted post-closing based on the final levels of cash and working capital of ProteinSimple at closing. ProteinSimple develops, markets and sells Western-blotting instruments, biologics and reagents. Western blotting remains one of the most frequently practiced life science techniques, and ProteinSimple’s tools allow researchers to perform this basic research technique with greater speed and efficiency. Automation of the Western blotting technique has the potential to drive additional sales of the consumables Bio-Techne already sells, especially antibodies which have been validated for Western blotting applications. The ProteinSimple products became the foundation of our Protein Platforms segment.

On July 2, 2014, Bio-Techne acquired all of the issued and outstanding equity interests of Novus Biologicals, for approximately $60.0 million. Novus Biologicals is a Littleton, Colorado-based supplier of a large portfolio of both outsourced and in-house developed antibodies and other biologicals for life science research, delivered through an innovative digital commerce platform. The acquisition further expanded our antibody portfolio, consistent with our long term strategic business plan to serve customers with a complete and quality line of reagents, and became a part of our Biotechnology segment.

Fiscal 2014 Investments and Acquisitions

After investing $10.0 million in CyVek on April 1, 2014, Bio-Techne’s wholly-owned subsidiary, R & D Systems, Inc. acquired all of CyVek’s equity on November 4, 2014 for approximately $60.0 million. Bio-Techne completed the acquisition as a result of CyVek meeting certain pre-agreed commercial milestones. We will pay CyVek stockholders up to an additional $35.0 million based on the revenue generated by CyVek’s products and related products before May 4, 2017. We will also pay CyVek’s stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. This strategic investment allowed us to offer the SimplePlex platform as part of our Protein Platforms segment, strengthening our market position in the immunoassay market where multiplex testing platforms are becoming more significant.

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

Prior Investments

Bio-Techne has an approximate 14% equity investment in ChemoCentryx, Inc. (CCXI). CCXI is a technology and drug development company working in the area of chemokines. Chemokines are cytokines which regulate the trafficking patterns of leukocytes, the effector cells of the human immune system. Bio-Techne’s investment in CCXI is included in “Short-term available-for-sale investments” at June 30, 2016 and 2015 at fair values of $28.6 million and $52.3 million, respectively.

GOVERNMENT REGULATION

All manufacturers of clinical diagnostic controls and reagents are regulated under the Federal Food, Drug and Cosmetic Act, as amended. Most of Bio-Techne’s Clinical Control segment products are classified as "in vitro diagnostic products" by the U.S. Food and Drug Administration (FDA). The entire manufacturing process, from receipt of raw materials to the monitoring of products through their expiration date, is strictly regulated and documented. FDA inspectors make periodic site inspections of Bio-Techne’s Clinical Control operations and facilities. Clinical Control segment manufacturing must comply with Quality System Regulations (QSR) as set forth in the FDA’s regulations governing medical devices.

Three of Bio-Techne’s immunoassay kits, EPO, TfR and b2M, have FDA clearance to be sold for clinical diagnostic use. Bio-Techne must comply with QSR for the manufacture of these kits. Biotechnology products manufactured in the U.S. and sold for use in the research market do not require FDA clearance. The products manufactured and sold through our Protein Platforms segment are all sold for research use only and also do not require FDA clearance. Tocris products are used as research tools and require no regulatory approval for commercialization. However, some of Tocris’ products are considered controlled substances and require government permits to stock such products and to ship them to end-users. Bio-Techne has no reason to believe that these annual permits will not be re-issued.

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

PATENTS AND TRADEMARKS

Our success depends at least in part upon our ability to protect our core technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections. As of June 30, 2016, we had rights to 76 granted patents and approximately 70 pending patent applications, primarily relating to our Protein Platforms products. Patent protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot assure you whether any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors’ products or services. Bio-Techne is not substantially dependent on products for which it has obtained patent protection.

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

No assurance can be given that Bio-Techne’s products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. Bio-Techne has not conducted a patent infringement study for each of its products. Where we have been contacted by patent holders with certain intellectual property rights, Bio-Techne has entered into licensing agreements with patent holders under which it has the exclusive and/or non-exclusive right to use patented technology as well as the right to manufacture and sell certain patented products to the research market. In addition, certain of our Protein Platforms products are covered by licenses from third parties to supplement our own patent portfolio.

Bio-Techne has obtained federal trademark registration for certain of its brand and product names. Bio-Techne believes it has common law trademark rights to certain marks in addition to those which it has registered.

SEASONALITY OF BUSINESS

Biotechnology and Protein Platforms segment products marketed by Bio-Techne historically experience a slowing of sales or of the rate of sales growth during the summer months. Bio-Techne also usually experiences a slowing of sales in all of its reportable segments during the Thanksgiving to New Year holiday period. Bio-Techne believes this seasonality is a result of vacation and academic schedules of its world-wide customer base. A majority of Clinical Controls products are manufactured in large bulk lots and sold on a schedule set by the customer. Consequently, sales for that segment can be unpredictable, although not necessarily based on seasonality.

EMPLOYEES

Through its subsidiaries, Bio-Techne employed approximately 1,560 full-time and part-time employees as of June 30, 2016.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Currently, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Charles Kummeth	56	President, Chief Executive Officer and Director	2013
James T. Hippel	45	Senior Vice President, Chief Financial Officer	2014
Brenda Furlow	58	Senior Vice President, General Counsel and Secretary	2014
J. Fernando Bazan	56	Chief Technology Officer	2013
Kevin Gould	52	Senior Vice President, Clinical Controls	2016
David Eansor	54	Senior Vice President, Biotechnology	2014
Robert Gavin	48	Senior Vice President, Protein Platforms	2014

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

James T. Hippel has been Chief Financial Officer of the Company since April 1, 2014. Prior to joining the Company, Mr. Hippel served as Senior Vice President and Chief Financial Officer for Mirion Technologies, Inc., a $300 million global company that provides radiation detection and identification products. Prior to Mirion, Mr. Hippel served as Vice President, Finance at Thermo Fisher Scientific, Inc., leading finance operations for its Mass Spectrometry & Chromatography division and its Laboratory Consumables division. In addition, Mr. Hippel’s experience includes nine years of progressive financial leadership at Honeywell International, within its Aerospace Segment. Mr. Hippel started his career with KPMG LLP.

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

Kevin Gould became Senior Vice President, Clinical Controls Division on January 1, 2016. Prior to that, Mr. Gould was President and CEO of Cliniqa prior to its acquisition by Bio-Techne in July 2015. Prior to Cliniqa, Mr. Gould held senior level positions in other diagnostic product business, including Vice President, SeraCare BBI Diagnostics business unit of SeraCare Life Sciences, Inc.; and Vice President, Sales & Marketing for Medical Analysis Systems Inc., now part of Thermo Fisher Scientific Inc.

David Eansor has served as Senior Vice President, Biotechnology Division since April, 2015. Prior to that, Mr. Eansor was Senior Vice President, Novus Biologicals, since the Company completed its acquisition of Novus on July 2, 2014. From January 2013 until the date of the acquisition, Mr. Eansor was the Senior Vice President of Corporate Development of Novus Biologicals. Prior to joining Novus, Mr. Eansor was the President of the Bioscience Division of Thermo Fisher Scientific. Mr. Eansor was promoted to Division President in early 2010 after 5 years as President of Thermo Fisher’s Life Science Research business.

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

ITEM 1A. RISK FACTORS

Statements in this Annual Report on Form 10-K and elsewhere that are forward-looking involve risks and uncertainties which may affect the Company’s actual results of operations. Certain of these risks and uncertainties which have affected and, in the future, could affect the Company’s actual results are discussed below. The Company undertakes no obligation to update or revise any forward-looking statements made due to new information or future events. Investors are cautioned not to place undue emphasis on these statements.

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

Acquisitions pose financial, management and other risks and challenges.

The Company routinely explores acquiring other businesses and assets. During fiscal 2015, the Company acquired Novus, ProteinSimple, and CyVek, and in fiscal 2016, we acquired Cliniqa Corporation and Zephyrus BioSciences. However, we may be unable to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals, and availability of capital. When we do identify and consummate acquisitions, we may face financial, managerial and operational challenges, including diversion of management attention, difficulty with integrating acquired businesses, integration of different corporate cultures, increased expenses, assumption of unknown liabilities, indemnities, potential disputes with the sellers, and the need to evaluate the financial systems of and establish internal controls for acquired entities. There can be no assurance that the Company will engage in any additional acquisitions or that the Company will be able to do so on terms that will result in any expected benefits. In addition, acquisitions financed with borrowings could make the Company more vulnerable to business downturns and could negatively affect the Company’s earnings due to higher leverage and interest expense.

We may be required to record a significant charge to earnings if our goodwill and other amortizable intangible assets, or other investments become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets, including goodwill and other assets acquired through merger and acquisition activity, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets (including goodwill or assets acquired via acquisitions) include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. We have recorded and may be required in the future to record additional charges to earnings if our goodwill, amortizable intangible assets or other investments become impaired. Any such charge would adversely impact our financial results.

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

The Company also attempts to protect and maintain intellectual property through the patent process. As of June 30, 2016, we owned or exclusively licensed 76 granted U.S. patents and approximately 70 pending patent applications. We cannot be confident that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted. It is possible that, if patents are granted to us, others will design around our patented technologies. Further, other parties may challenge any patents granted to us and courts or regulatory agencies may hold our patents to be invalid or unenforceable. We may not be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

We may be involved in disputes to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third-party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business.

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

In connection with the acquisition of Advanced Cell Diagnostics on August 1, 2016, the Company entered into a new revolving credit facility, governed by a Credit Agreement dated July 28, 2016. The Credit Agreement provides for a revolving credit facility of $400 million. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 26, 2016, the Company had drawn $250 million under the Credit Agreement.

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

We are implementing a new enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. The implementation of the new ERP system requires the investment of significant financial and human resources. We completed the first phase of implementation in July of 2016. During this initial implementation, which covered most of our operations and accounting systems at our headquarters in Minneapolis, we experienced some disruption in our shipping and invoicing activities we believe will impact revenues in the short term. As we continue expanding the use of our new ERP system to additional locations, we may experience further difficulties. Any further disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, harm our operating results or cause us to fail to meet our reporting obligations.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting involving the effectiveness of the control environment and risk assessment, information, communication, and monitoring processes resulting in a lack of effective controls over general information technology controls (GITC) for certain applications. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013 Framework). We are actively engaged in developing a remediation plan designed to address this material weakness. Any failure to implement effective internal controls could harm our operating results or cause usto fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

The Company is subject to risk associated with global operations.

The Company engages in business globally, with approximately 37% of the Company’s sales revenue in fiscal 2016 coming from outside the U.S. This subjects the Company to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond the Company’s control, including terrorism, war, natural disasters, climate change and diseases.

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

The Company’s efforts to grow its businesses depend, to a degree, on its success in developing market share in additional geographic markets including, but not limited to, China. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than the Company’s other markets. For example, a recent incident involving a Chinese university student who died after seeking treatment for a rare form of cancer from a treatment center identified through an internet search has led to a government investigation and a temporary halt to certain cancer treatments until more comprehensive safety regulations can be implemented, leading to lower sales growth in certain products offered by the Company. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements.

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

Approximately 23% of the Company’s net sales in fiscal 2016 were made through its foreign subsidiaries, which transact their sales in foreign currencies. Any adverse movement in foreign currency exchange rates could, therefore, negatively affect the Company’s revenues and earnings. In June of 2016, Britain voted to exit the European Union. The uncertainty over the consequences of that decision has negatively impacted the value of the British pound and has led to some disruption in economic activity in the UK and in the Eurozone region. The Company maintains its European headquarters and shipping facilities in the UK. It is also unclear how and whether the British vote to depart the European Union will impact our ability to conduct business cost effectively from our UK headquarters. Moreover, the financial crisis faced by several Eurozone countries, and the ongoing economic instability in that region, may lead to reduced spending on health care and research by Eurozone governments, which could adversely affect the Company’s European sales, as well as its revenues, financial condition and results of operations.

The Company’s success will be dependent on recruiting and retaining highly qualified personnel.

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel are critical to the Company’s success. The Company’s anticipated growth and its expected expansion into areas and activities requiring additional expertise will require the addition of new personnel and the development of additional expertise by existing personnel. The Company also operates in several geographic locations where competition for talent is strong, making employee retention particularly challenging in those locations. The Company’s growth by acquisition also creates challenges in retaining employees. As the Company integrates acquisitions and evolves its corporate culture to incorporate the new workforces, some employees may not find such integration or cultural changes appealing. The failure to attract and retain such personnel could adversely affect the Company’s business.

Changes in economic conditions could negatively impact the Company’s revenues and earnings.

The Company’s biotechnology and protein platforms products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Research and development spending by the Company’s customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. The Company’s clinical controls products are intended primarily for the medical diagnostics market, which relies largely on government healthcare-related policies and funding. Changes in government reimbursement for certain diagnostic tests or reductions in overall healthcare spending could negatively impact our customers and, correspondingly, our sales to them. The U.S. and global economies recently experienced a period of economic downturn and have been slow to recover. In Japan, government investment in biotechnology research remains weak. Such downturns, and other reductions or delays in governmental funding, could cause customers to delay or forego purchases of the Company’s products. The Company carries essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly revenues and earnings.

The industry segments in which we operate are very competitive, more so recently due to consolidation trends.

The Company faces significant competition across all of its product lines and in each market in which it operates. Competitors include companies ranging from start-up companies, which may be able to more quickly respond to customers’ needs, to large multinational companies, which may have greater financial, marketing, operational, and research and development resources than the Company. In addition, consolidation trends in the pharmaceutical and biotechnology and diagnostics industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on the Company. Moreover, customers may believe that consolidated businesses are better able to compete as sole source vendors, and therefore prefer to purchase from such businesses. The entry into the market by manufacturers in China, India and other low-cost manufacturing locations is also creating increased pricing and competitive pressures, particularly in developing markets. Failure to anticipate and respond to competitors’ actions may impact the Company’s future sales and earnings.

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

The Company has an approximate 14% equity investment in ChemoCentryx, Inc. (CCXI) that is valued at $28.6 million on the Company’s June 30, 2016 Consolidated Balance Sheet. CCXI is a biopharmaceutical company focused on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory diseases and cancers. The development of new drugs is a highly risky undertaking. CCXI is dependent on a limited number of products, must achieve favorable clinical trial results, obtain regulatory and marketing approval for these products. CCXI has also incurred significant losses and has yet to achieve profitability.

The ownership of CCXI shares is very concentrated, the share price is highly volatile and there is limited trading of the shares. These factors make it possible that the Company could experience future dilution or lose its original $29.5 million investment in CCXI. At August 26, 2016, the market value of the Company’s investment in CCXI was approximately $31.8 million.

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

With our acquisitions of ProteinSimple and CyVek in fiscal 2015, we now manufacture and sell products that may be covered under the Securities and Exchange Commission’s (SEC) rule regarding “conflict minerals.”  We are now required to determine whether these products contain conflict minerals, and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo (DRC) or an adjoining country. Under the regulations, we are required to file a report with the SEC by May 31, 2017, to disclose and report whether or not such conflict minerals originate from the DRC or an adjoining country.  Complying with this regulation could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities.  We may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

The Company leases the following material facilities, all of which are utilized by the Company’s Biotechnology segment with the exception of the location used by the Company’s Bionostics and Cliniqa subsidiaries (Clinical Controls segment), and the ProteinSimple and CyVek sites which support the Protein Platforms segment. Certain locations are not named because they were not significant individually or in the aggregate as of the date of this report.

Subsidiary	Location	Type	Square Feet

Bio-Techne Europe Ltd.	Langely, U.K.	Warehouse	14,300
R&D Systems China Co., Ltd.	Shanghai and Bejing, China	Office/warehouse	5,700
Boston Biochem, Inc.	Cambridge, Massachusetts	Office/lab	7,400
Tocris Crookson Limited	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	40,900
Shanghai PrimeGene Bio-Tech Co., Ltd.	Shanghai, China	Office/manufacturing/lab	13,700
Bionostics, Inc.	Devens, Massachusetts	Office/manufacturing	48,000
Novus Biologicals, LLC	Littleton, Colorado	Office/warehouse	22,500
ProteinSimple	Santa Clara, California	Office/manufacturing/warehouse	167,000
ProteinSimple Canada	Ottawa and Toronto, Canada	Office/manufacturing/warehouse	10,000
CyVek Inc.	Wallingford, Connecticut	Office/manufacturing/warehouse	17,500
Cliniqa, Inc.	San Marcos, California	Office/manufacturing/warehouse	37,200

The Company is currently pursuing new lease space for its Cliniqa operations. The Company believes the owned and leased properties, other than the Cliniqa facility, are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

As of August 26, 2016, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

	Fiscal 2016 Price		Fiscal 2015 Price
	High	Low	High	Low

1st Quarter	$114.56	$87.49	$97.15	$89.03
2nd Quarter	96.81	83.90	95.89	86.01
3rd Quarter	96.83	79.95	101.60	87.24
4th Quarter	114.62	91.45	103.56	95.37

Holders of Common Stock and Dividends Paid

As of August 26, 2016, there were over 31,000 beneficial shareholders of the Company’s common stock and over 150 shareholders of record. The Company paid quarterly cash dividends totaling $47.6 million, $47.1 million and $45.4 million in fiscal 2016, 2015 and 2014, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future. The Company entered into a revolving line of credit in July 2016, which would prohibit payment of dividends to Company shareholders in the event of a default thereunder. The Credit Agreement that governs the revolving line of credit contains customary events of default.

Issuer Purchases of Equity Securities

There was no share repurchase activity by the Company in fiscal 2016. The maximum approximate dollar value of shares that may yet be purchased under the Company’s existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2010 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

 (dollars in thousands, except per share data)

Income and Share Data:	2016(1)	2015(2)	2014(3)	2013	2012

Net sales	$499,023	$452,246	$357,763	$310,575	$314,560
Operating income	150,593	147,023	159,750	158,469	166,209
Earnings before income taxes (4)	147,481	154,162	161,392	160,662	162,195
Net earnings	104,476	107,735	110,948	112,561	112,331
Diluted earnings per share	2.80	2.89	3.00	3.05	3.04
Average common and common equivalent shares - diluted (in thousands)	37,326	37,231	37,005	36,900	37,006

Balance Sheet Data as of June 30:	2016	2015	2014	2013	2012

Cash, cash equivalents and short-term available-for-sale investments	95,835	$110,921	$363,354	$332,937	$268,986
Working capital	199,744	208,515	443,022	377,432	310,757
Total assets	1,129,581	1,063,360	862,491	778,098	719,324
Total shareholders’ equity	879,280	846,935	795,265	737,541	674,442

Cash Flow Data:	2016	2015	2014	2013	2012

Net cash provided by operating activities	$143,870	$139,359	$136,762	$123,562	$126,746
Capital expenditures	16,898	19,904	13,821	22,454	6,017
Cash dividends declared per share	1.28	1.27	1.23	1.18	1.11

Employee Data as of June 30:	2016	2015	2014	2013	2012

Employees	1,560	1,356	967	789	783

(1)	The Company acquired Cliniqa on July 8, 2015, and Zephyrus on March 21, 2016.

(2)	The Company acquired Novus Biologicals on July 2, 2014, ProteinSimple on July 31, 2014, and CyVek, on November 3, 2014.

(3)	The Company acquired Bionostics on July 22, 2013 and PrimeGene on April 30, 2014.

(4)

Earnings before income taxes included acquisition related expenses related to amortization of intangibles, costs recognized on sale of acquired inventories and professional fees associated with acquisition activity, as follows: 2016 - $37.6 million; 2015 - $37.6 million; 2014 - $20.0 million; 2013 - $10.2 million; 2012 - $12.7 million.

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

USE OF ADJUSTED FINANCIAL MEASURES

The adjusted financial measures used in this Annual Report on Form 10-K quantify the impact the following events had on reported net sales, gross margin percentages and net earnings for fiscal 2016 as compared to fiscal 2015 and 2014:

■	fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling and Chinese yuan) to U.S. dollars;

■

the acquisitions in fiscal 2016 of Cliniqa, Inc. (Cliniqa) on July 8, 2015 and Zephyrus BioSciences, Inc. on March 21, 2016. In fiscal 2015 of CyVek, Inc. (CyVek) on November 4, 2014, ProteinSimple on July 31, 2014, and Novus Biologicals, LLC (Novus) on July 1, 2014 and in fiscal 2014 of Shanghai-based PrimeGene Bio-Tech Co. (PrimeGene) on April 30, 2014 and Bionostics Holdings, Ltd. (Bionostics) on July 22, 2013 including the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written-up to fair value;

■	professional fees and other costs incurred as part of the acquisitions of the acquisitions listed above and other ongoing activity;

■	expenses related to stock based compensation; and

■	the gain on the purchase of CyVek;

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

Bio-Techne operates worldwide and has three reportable segments based on the nature of products; they are Biotechnology, Clinical Controls and Protein Platforms. The Biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. The Clinical Controls reporting segment develops and manufactures controls, calibrators, and other reagents for the global clinical market. The Protein Platforms reporting segment includes the product lines associated with the acquisitions of ProteinSimple in July, 2014, CyVek in November, 2014 and Zephyrus Biosceinces in March 2016, all of which expand the Company’s solutions that it can offer its customers by developing and commercializing proprietary systems and consumables for protein analysis.

OVERALL RESULTS

For fiscal 2016, consolidated net sales increased 10% as compared to fiscal 2015. After adjusting for the impact of the Cliniqa acquisition in fiscal 2016, as well as foreign currency fluctuations, organic sales for the year increased 6% with currency translation having a negative impact of 2% and acquisitions contributing 6% to the revenue growth. The organic growth was broad-based, with the Company achieving growth in all three of its segments reporting segments. A strong bio-pharma end-market in the US and significant government funding of life science research in China and additional market demand for Protein Platform instruments were the biggest contributing factors impacting organic growth.

Consolidated GAAP net earnings decreased 3% for fiscal 2016 as compared to fiscal 2015. After adjusting for acquisition related costs, stock based compensation, and certain income tax items in both years, adjusted net earnings increased 3% in fiscal 2016 as compared to fiscal 2015. Adjusted earnings growth was driven by increased revenue partially offset by negative mix and a negative impact from foreign currency.

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

RESULTS OF OPERATIONS

Reorganization of Segments

As previously disclosed, beginning in fiscal 2016, the Clinical Controls segment includes the financial results of the Company’s BiosPacific business. Historically, this business was managed and reported as part of the Biotechnology segment. The recent acquisition of Cliniqa and its commonality of customer and end markets with BiosPacific influenced this management and reporting change. All comparisons to prior periods reflect the new reporting structure as if it existed in the prior reporting periods.

Net Sales

Consolidated organic net sales exclude the impact of net sales contributed by companies acquired during the fiscal year and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily British pound sterling, euros and Chinese yuan) into U.S. dollars.

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2016	2015

Organic sales growth	6%	4%
Acquisitions sales growth	6%	25%
Impact of foreign currency fluctuations	-2%	-2%
Consolidated net sales growth (may not foot due to rounding)	10%	26%

Consolidated net sales by reportable segment were as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014

Biotechnology	$317,340	$308,437	$285,142
Clinical Controls	104,484	77,866	72,621
Protein Platforms	77,324	66,249	0
Intersegment	(125)	(305)	0
Consolidated net sales	$499,023	$452,247	$357,763

In fiscal 2016, Biotechnology segment net sales increased 3% from the prior fiscal year. Organic growth for the segment was 6% for the fiscal year, with currency translation having an unfavorable impact of 3% on revenue growth. Growth was achieved in all major geographies, especially in China and from BioPharma customers in the U.S. and Europe. Japan was the only notable exception, where demand was weak due to delayed funding from Japanese government agencies.

In fiscal 2016, Clinical Controls segment net sales increased 34%. Included in fiscal 2016 Clinical Controls segment net sales was $26.6 million generated by the acquisition of Cliniqa in July 2015, contributing essentially all of the growth. Solid organic growth in the hematology controls product line was offset by customer delayed projects in the glucose controls product line due to reimbursement pricing pressures in that particular market segment.

In fiscal 2016, the Protein Platforms segment net sales increased 17% from the prior fiscal year. Organic revenue increased 14% with an unfavorable currency impact of 2% and acquisitions adding 5% to segment growth. This segment includes the ProteinSimple product lines associated with the acquisitions of ProteinSimple in July, 2014, CyVek in November, 2014, and Zephyrus in March 2016, all of which expand the Company’s solutions that it can offer its customers by developing and commercializing proprietary systems and consumables for protein analysis. Organic growth was driven by additional market demand for Simple Western instruments and consumables, a new instrument product launch in the Biologics product line (Maurice), and instrument/consumable sales of Ella, the Elisa-multiplexing solution that was the key technology acquired as part of the CyVek acquisition in the prior fiscal year. Revenue from acquisitions included sales from ProteinSimple and CyVek for the months that we did not own them in the prior year. There was no revenue from the Zephyrus acquisition in fiscal 2016.

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

In fiscal 2015, Clinical Controls segment net sales increased 7%, with organic sales contributing 5% to growth and the acquisition of Bionostics contributing 1% to growth.   Growth came equally from solid demand for both the segment’s hematology-based controls and blood glucose/gas-based controls attributable to close relationships with our OEM customers.

In fiscal 2015, the new Protein Platforms segment generated net sales of $66.2 million. At this time, the segment included product lines associated with the acquisitions of ProteinSimple in July, 2014 and CyVek in November, 2014.

Gross Margins

Consolidated gross margins were 68%, 68% and 70% in fiscal 2016, 2015 and 2014, respectively. GAAP reported consolidated gross margins were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired during fiscal 2016, 2015, 2014 and prior years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold and amortization of intangibles, adjusted gross margins were 71%, 72% and 74% in fiscal 2016, 2015 and 2014, respectively.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Year Ended June 30,
	2016	2015	2014

Consolidated gross margin percentage	67.5%	67.9%	70.3%
Identified adjustments:
Costs recognized upon sale of acquired inventory	1.1%	1.5%	2.1%
Amortization of intangibles	2.2%	2.1%	1.1%
Adjusted gross margin percentage	70.8%	71.6%	73.5%

Fluctuations in adjusted gross margins, as a percentage of net sales, have primarily resulted from changes in foreign currency exchange rates and changes in product mix. In fiscal 2016, the biggest impact to gross margin, as compared to fiscal 2015, was the change in product mix associated with the aquisition of Cliniqa. In fiscal 2015, the biggest impact to gross margin, as compared to fiscal 2014, was the change in product mix associated with the acquisitions of Novus, ProteinSimple, and CyVek.We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates as well as future acquisitions.

Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2016	2015	2014

Biotechnology	78.3%	76.9%	78.0%
Clinical Controls	41.4%	40.4%	39.8%
Protein Platforms	61.1%	57.8%
Consolidated	67.5%	67.9%	70.3%

The Biotechnology segment gross margin percentage for fiscal 2016 improved when compared to fiscal 2015 primarily due to less costs associated with the fair value inventory adjustment associated with acquisition accounting of prior acquisitions.

The Clinical Controls segment gross margin percentage for fiscal 2016 and 2015 was negatively impacted by purchase accounting and intangible asset amortization related to the acquisition of Bionostics in July 2013 and Cliniqa in July 2015. Gross margin percentage improvements in fiscal 2016 when compared to fiscal 2015 was mostly driven by operational productivity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.5 million (18%) and $58.7 million (97%) in fiscal 2016 and 2015, respectively.

The increase in fiscal 2016 was primarily the result of $5.4 million added as a result of the Cliniqa acquisition, including $3.4 million of increased costs associated with stock based compensation. The remaining increase in selling, general and administrative expenses in fiscal 2016 included investments made in global commercial resources, administrative infrastructure, non-cash stock based compensation, and annual wage, salary and benefits increases.

Selling, general and administrative expenses increased $58.7 million (97%) in fiscal 2015. The increase in fiscal 2015 was mainly the result of the acquisitions of Novus, ProteinSimple, and CyVek including $37.1 million of selling, general and administrative expenses by the acquired companies and an increase of $10.5 million of intangible amortization compared to fiscal 2014. Selling, general and administrative expenses in fiscal 2015 also included $4.5 million of acquisition related professional fees. The remaining increase in selling, general and administrative expenses in fiscal 2015 included investments made in global commercial resources, administrative infrastructure, non-cash stock based compensation, and annual wage, salary and benefits increases.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014

Biotechnology	$63,474	$57,899	$41,403
Clinical Controls	18,697	11,738	11,225
Protein Platforms	42,229	39,144	0
Unallocated corporate expenses	16,479	10,620	8,088
	$140,879	$119,401	$60,716

Research and Development Expenses

Research and development expenses increased $4.3 million (11%) and $9.9 million (32%) in fiscal 2016 and 2015, respectively, as compared to prior-year periods. Included in research and development expense in fiscal 2016 and 2015 was $1.9 million and $11.0 million of expenses by the companies acquired during fiscal 2016 and 2015, respectively. The timing of the fiscal 2015 acquisitions also impacted comparatives. The remaining increase in expenditures for fiscal 2016 were primarily related to the development of new products associated with our Protein Platforms segment.

	Year Ended June 30,
	2016	2015	2014

Biotechnology	$26,981	$28,001	$29,189
Clinical Controls	3,596	1,828	1,756
Protein Platforms	14,610	11,023	0
	$45,187	$40,852	$30,945

Net Interest Income (Expense)

Net interest income/(expense) for fiscal 2016, 2015 and 2014 was $(1.5) million, $(0.9) million, and $2.7 million respectively. Net interest expense in fiscal 2016 and 2015 resulted from the opening of a debt facility in July 2014 to partially fund the acquisitions of Novus Biologicals, ProteinSimple, CyVek, and Cliniqa.

Other Non-operating Expense, Net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company’s share of gains and losses from equity method investees as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014

Foreign currency (losses) gains	$(1,869)	$372	$(128)
Rental income	1,020	1,014	1,026
Real estate taxes, depreciation and utilities	(2,263)	(2,547)	(1,940)
Net gain (loss) from equity method investees	0	8,300	0
	$(3,112)	$7,139	$(1,042)

Other non-operating expenses, net, for the twelve months ended June 30, 2015 included a non-taxable gain of $8.3 million on the Company’s previous investment in CyVek discussed above.

Income Taxes

Income taxes for fiscal 2016, 2015 and 2014 were provided at rates of 29.2%, 30.1%, and 31.3%, respectively, of consolidated earnings before income taxes. The effective rate for June 30, 2016 decreased by 0.9% compared to the prior year. The rate decrease was primarily driven by additional R&D credit benefit due to the retroactive reinstatement of the credit under the Protecting Americans from Tax Hikes Act of 2015, an increase in the foreign rate benefit due to the reduction in the UK income tax rate and a reduction in state tax related to the prior year. These decreases were partially offset by less of a foreign tax credit benefit than in the prior year and the non recurrence of a non-taxable gain.

U.S. federal taxes have been reduced by the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 and the U.S. federal credit for research and development. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which the Company has operations.

Net Earnings

Adjusted consolidated net earnings are as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014

Net earnings	$104,476	$107,735	$110,948
Identified adjustments:
Costs recognized upon sale of acquired inventory	5,431	6,952	7,479
Amortization of intangibles	29,395	26,169	10,267
Professional and other acquisition related costs	2,761	4,519	2,247
Stock based compensation	9,430	5,957	3,523
Gain in investment in CyVek	0	(8,300)	0
Tax impact of above adjustments	(14,551)	(13,645)	(6,240)
Tax impact of research and development credit	(724)	(910)	(476)
Tax impact of deemed dividend and state and foreign adjustments	(1,914)	2,321	165
Adjusted net earnings	$134,305	$130,798	$127,913

Adjusted net earnings growth	3%	2%

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2016 were $95.8 million compared to $110.9 million at June 30, 2015. Included in available-for-sale investments at June 30, 2016 and June 30, 2015 was the fair value of the Company’s investment in CCXI of $28.6 million and 52.3 million, respectively.

At June 30, 2016, approximately 27% of the Company’s cash and equivalent account balances of $64 million were located in the U.S. with the remainder located in Canada, China, the U.K. and other European countries.

At June 30, 2016, approximately 91% of the Company’s available-for-sale investment accounts are located in the U.S., with the remaining 9% in China.

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

During fiscal 2016, the Company acquired Cliniqa and Zephyrus for approximately $83 million and $11.5 million, respectively. These acquisitions were financed with a combination of cash on hand and our revolving line of credit facility. The Zephyrus acquisition consisted of a net cash payment of $8 million and certain future contingent payments of up to $7 million, with a current fair value of $3.5 million.

During fiscal 2015, the Company acquired Novus Biologicals, ProteinSimple, and CyVek for approximately $60 million, $300 million and $95 million, respectively. The Novus acquisition was financed through cash on hand. The purchases of ProteinSimple and CyVek were financed through cash on hand and our revolving line of credit facility.

Our $150 million line of credit facility was opened in July 2014. The senior unsecured revolving credit facility has a term of five years with an adjustable interest rate equal to the greater of (i) the prime commercial rate, (ii) the per annum federal funds rate plus 0.5%, or (iii) LIBOR + 1.00% - 1.75% depending on the existing total leverage ratio of Debt to EBITDA (as defined in the Credit Agreement governing the revolving credit facility). The financial covenants of the revolving credit facility require the Company to maintain a minimum Interest Coverage Ratio, defined as the ratio of EBIT to cash interest expense, of 4.0x and a maximum total leverage ratio of 3.5x. The annualized fee for any unused portion of the credit facility is 15 basis points.

In connection with the acquisition of Advanced Cell Diagnostics on August 1, 2016, the Company entered into a new revolving credit facility, governed by a Credit Agreement dated July 28, 2016. The Credit Agreement provides for a revolving credit facility of $400 million. Borrowings under the Credit Agreement bear interest at a variable rate.

Future acquisition strategies may or may not require additional borrowings under the line of credit facility or other outside sources of funding.

Cash Flows From Operating Activities

The Company generated cash from operations of $144 million, $139 million, and $137 million in fiscal 2016, 2015 and 2014, respectively. The increase in cash generated from operating activities in fiscal 2016 as compared to fiscal 2015 and in fiscal 2015 compared to fiscal 2014 was mainly the result of increase in net earnings after adjustment for non-cash expenses related to depreciation, amortization, costs recognized on sale of acquired inventory, and stock based compensation expense.

Cash Flows From Investing Activities

On March 14, 2016, the Company acquired Zephyrus for a net cash payment of $8 million and certain future contingent payments of approximately $7 million. The cash paid at the acquisition date was financed through cash on hand.

On July 8, 2015, the Company acquired Cliniqa for a net cash payment of $83 million. The cash paid at the acquisition date was financed through cash on hand and a revolving line-of-credit facility.

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

The Company’s net proceeds from the purchase, sale and maturity of available-for-sale investments in fiscal 2016, 2015, and 2014 were $1 million, $13 million, and $184 million, respectively. Most of the Company’s available-for-sale investments in the U.S. (other than its investment in CCXI) were liquidated by fiscal 2014 year-end to prepare for the July purchase of Novus Biologicals and ProteinSimple. The Company’s investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions consisted of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014

Laboratory, manufacturing, and computer equipment	7,604	$9,213	$6,626
Construction/renovation	9,294	10,691	7,195
	$16,898	$19,904	$13,821

Construction/renovation for fiscal 2015 included $3.8 million related to the relocation and expansion of the Company’s Tocris facilities in the U.K. Construction and renovation for fiscal 2014 included $6.5 million related to the renovation of a building on the Company’s Minneapolis campus which was completed in fiscal 2014. Capital additions planned for fiscal 2017 are approximately $20 million and are expected to be financed through currently available cash and cash generated from operations.

Cash Flows From Financing Activities

In fiscal 2016, 2015, and 2014, the Company paid cash dividends of $47.6 million $47.1 million, and $45.4 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $5.4 million, $9.7 million, and $8.3 million, for the exercise of options for 69,000, 241,000, and 141,000, shares of common stock in fiscal 2016, 2015 and 2014, respectively. The Company recognized excess tax benefits from stock option exercises of $0.6 million $0.6 million, $0.3 million, in fiscal 2016, 2015 and 2014, respectively.

During fiscal 2016, the Company drew $77 million under its revolving line-of-credit facility to partially fund its acquisitions of Cliniqa. The Company made payments on the line-of-credit and other debt of $59 million.

During fiscal 2015, the Company drew $163 million under its revolving line-of-credit facility to partially fund its acquisitions of ProteinSimple and CyVek. The Company made payments on the line-of-credit and other debt of $95 million.

In April 2009, the Board of Directors authorized a plan for the repurchase and retirement of $60 million of its common stock. In October 2012, the Board of Directors increased the amount authorized under the plan by $100 million. The plan does not have an expiration date. In fiscal 2013, the Company purchased and retired 28,000 and shares of common stock at market values of $1.8 million. There were no stock repurchases in fiscal 2016, 2015 or 2014. At June 30, 2016, approximately $125 million remained available for purchase under the above authorizations. There were no share repurchase activity by the Company in fiscal 2016.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2016 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	After 5 Years
Operating leases	$45,633	$6,326	$10,611	$9,576	$19,120
Minimum royalty payments	160	160	0	0	0
CyVek acquisition (1)	35,000	0	35,000	0	0
Zephyrus acquisition (1)	7,000	0	3,500	3,500	0
	$87,793	$6,486	$49,111	$13,076	$19,120

(1)

Amounts represent the maximum potential contingent liability under the CyVek Merger Agreement and the Zephyrus merger agreement. In addition, the Company will pay CyVek’s other stockholders up to 50% of the amount, if any, by which revenues of CyVek’s products and related products exceeds $100 million in calendar year 2020.

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

Valuation of Available-For-Sale Investments

The Company considers all of its marketable securities available-for-sale and reports them at fair market value. Fair market values are based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company’s current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. Net unrealized losses on available-for-sale investments at June 30, 2016 were $5.5 million.

Valuation of Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration.

To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins, antibodies and its chemically-based products. These products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast and its chemically-based products on a five-year forecast. The establishment of a two-year or five-year forecast requires considerable judgment. Inventory quantities in excess of the forecast are not valued due to uncertainty over salability. The value of protein, antibody and chemically-based product inventory not valued at June 30, 2016 was $24 million.

The fair value of inventory purchased through acquisitions was determined based on quantities acquired, selling prices at the date of acquisition and management’s assumptions regarding inventory having future value and the costs to sell such inventories. Inventory purchased in fiscal 2016 through the acquisition of Cliniqa was increased $0.9 million

Inventory purchased in fiscal 2015 through the acquisitions of Novus Biologicals, ProteinSimple, and CyVek was increased $4.1 million, $1.4 million and $0.1 million respectively. The increase in value of the fiscal 2015 acquired inventory remaining at June 30, 2015 was $2.3 million for Novus Biologicals. Substantially all of ProteinSimple and CyVek acquired inventory was sold as of June 30, 2015.

Inventory purchased in fiscal 2014 through the acquisition of Bionostics and PrimeGene was increased $1.7 million to $5.7 million and $0.8 million to $1.0 million, respectively. Substantially all of Bionostics and PrimeGene acquired inventory was sold as of June 30, 2015.

Valuation of Intangible Assets and Goodwill

When a business is acquired, the purchase price is allocated, as applicable, between tangible assets, identifiable intangible assets and goodwill. Determining the portion of the purchase price allocated to intangible assets requires significant estimates. The fair value of intangible assets acquired, including developed technologies, trade names, customer relationships and non-compete agreements, were based on management’s forecasted cash inflows and outflows using a relief-from-royalty and multi-period excess earnings method with consideration to other factors including an independent valuation of management’s assumptions. Intangible assets are being amortized over their estimated useful lives, ranging from 3 to 20 years. The Company reviews the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets, net of accumulated amortization, were $311 million at June 30, 2016.

Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. Assessing the impairment of goodwill requires the Company to make judgments regarding the fair value of the net assets of its reporting units and the allocation of the carrying amount of shared assets to the reporting units. The Company’s annual assessment included a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. A significant change in the Company’s market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2016, as the fair values of the Company’s reporting units exceeded their carrying values. Goodwill at June 30, 2016 was $431 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 24% of the Company’s consolidated net sales in fiscal 2016 were made in foreign currencies, including 7% in euro, 6% in British pound sterling, 6% in Chinese yuan and the remaining 5% in other European and Asian currencies. As a result, the Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, and the Chinese yuan as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation. In fiscal 2016, for example, the average exchange rate between the British Pound and the US dollar changed by 10% on, resulting in consolidated net sales that were lower in fiscal 2016 compared to fiscal 2015.

Month-end exchange rates between the British pound sterling, euro and Chinese yuan and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2016	2015	2014
British pound sterling:
High	$1.48	$1.69	$1.71
Low	1.33	1.48	1.52
Average	1.42	1.57	1.64
Euro:
High	$1.13	$1.34	$1.39
Low	1.10	1.08	1.32
Average	1.12	1.19	1.36
Chinese yuan:
High	$.152	$.164	$.165
Low	.150	.162	.160
Average	.152	.163	.163

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2016 levels against the euro, British pound sterling and Chinese yuan are as follows (in thousands):

Decrease in translation of 2016 earnings into U.S. dollars	$2,391
Decrease in translation of net assets of foreign subsidiaries	12,445
Additional transaction losses	2,301

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries
(in thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014

Net sales	$499,023	$452,246	$357,763
Cost of sales	162,364	144,969	106,352
Gross margin	336,659	307,277	251,411

Operating expenses:
Selling, general and administrative	140,879	119,401	60,716
Research and development	45,187	40,853	30,945
Total operating expenses	186,066	160,254	91,661
Operating income	150,593	147,023	159,750

Other income (expense):
Interest expense	(1,748)	(1,544)	0
Interest income	249	634	2,684
Other non-operating income (expense), net	(1,613)	8,049	(1,042)
Total other income (expense)	(3,112)	7,139	1,642
Earnings before income taxes	147,481	154,162	161,392
Income taxes	43,005	46,427	50,444
Net earnings	104,476	107,735	110,948
Other comprehensive income (loss):
Foreign currency translation adjustments	(19,932)	(36,513)	15,819
Unrealized (losses) gains on available-for-sale investments, net of tax of ($3,794), $3,895, and ($17,110) respectively	(19,924)	11,308	(35,760)
Other comprehensive (loss) income	(39,812)	(25,205)	(19,941)
Comprehensive income	$64,664	$82,530	$91,007

Earnings per share:
Basic	$2.81	$2.90	$3.01
Diluted	$2.80	$2.89	$3.00
Cash dividends per common share:	$1.28	$1.27	$1.23
Weighted average common shares outstanding:
Basic	37,194	37,096	36,890
Diluted	37,326	37,231	37,005

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries
(in thousands, except share and per share data)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$64,237	$54,532
Short-term available-for-sale investments	31,598	56,389
Accounts receivable, less allowance for doubtful accounts of $555 and $487, respectively	93,393	70,034
Deferred income taxes	0	11,511
Inventories	57,102	49,577
Other current assets	7,561	6,240
Total current assets	253,891	248,283

Property and equipment, net	132,362	129,749
Goodwill	430,882	390,638
Intangible assets, net	310,524	292,839
Other assets	1,922	1,851
	$1,129,581	$1,063,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,653	$13,443
Salaries, wages and related accruals	14,868	10,344
Accrued expenses	8,371	6,604
Deferred revenue	4,717	3,380
Income taxes payable	1,779	1,972
Related party note payable, current	3,759	4,024
Total current liabilities	54,147	39,768

Deferred income taxes	62,837	61,429
Long-term debt obligations	91,500	73,000
Contingent consideration payable	38,500	39,024
Other long-term liabilities	3,317	3,204

Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	0	0
Common stock, par value $.01 a share; authorized 100,000,000 shares; issued and outstanding 37,253,771 and 37,152,979 shares, respectively	372	371
Additional paid-in capital	178,760	163,306
Retained earnings	770,553	713,851
Accumulated other comprehensive (loss) income	(70,405)	(30,593)
Total shareholders’ equity	879,280	846,935
	$1,129,581	$1,063,360

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Bio-Techne Corporation and Subsidiaries
(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total

Balances at June 30, 2013	36,835	368	134,895	587,725	14,553	737,541
Net earnings				110,948		110,948
Other comprehensive loss					(19,941)	(19,941)
Surrender and retirement of stock to exercise options	(1)	(0)	(56)			(56)
Common stock issued for exercise of options	142	2	8,380			8,382
Common stock issued for restricted stock awards	26	0				(0)
Cash dividends				(45,394)		(45,394)
Stock-based compensation expense			3,523			3,523
Tax benefit from exercise of stock options			262			262
Balances at June 30, 2014	37,002	370	147,004	653,279	(5,388)	795,265
Net earnings				107,735		107,735
Other comprehensive loss					(25,205)	(25,205)
Surrender and retirement of stock to exercise options	(0)	(0)	(31)			(31)
Common stock issued for exercise of options	141	1	9,761			9,762
Common stock issued for restricted stock awards	10	0		(57)		(57
Cash dividends				(47,106)		(47,106)
Stock-based compensation expense			5,918			5,918
Tax benefit from exercise of stock options			615			615
Employee stock purchase plan expense			39			39
Balances at June 30, 2015	37,153	$371	$163,306	$713,851	$(30,593)	846,935
Net earnings				104,476		104,476
Other comprehensive loss					(39,812)	(39,812)
Surrender and retirement of stock to exercise options	(0)	(0)	(31)			(31)
Common stock issued for exercise of options	69	1	4,796			4,797
Common stock issued for restricted stock awards	23	0		(167)		(167)
Cash dividends				(47,607)		(47,607)
Stock-based compensation expense			9,287			9,287
Tax benefit from exercise of stock options			566			566
Common stock issued to employee stock purchase plan	9		692			692
Employee stock purchase plan expense			144			144
Balances at June 30, 2016	37,254	$372	$178,760	$770,553	$(70,405)	879,280

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries
(in thousands)

	Year Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$104,476	$107,735	$110,948
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,764	37,226	19,175
Costs recognized on sale of acquired inventory	5,431	6,961	7,480
Deferred income taxes	(2,624)	1,304	(2,853)
Stock-based compensation expense	9,430	5,957	3,523
Gain on sale of CyVek	0	(8,300)	0
Excess tax benefit from stock option exercises	(566)	(615)	(262)
Other	0	458	592
Change in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(22,981)	(11,747)	1,145
Inventories	(6,626)	(4,714)	(2,895)
Prepaid expenses	(381)	(620)	(554)
Trade accounts payable and accrued expenses	8,924	2,154	1,368
Salaries, wages and related accruals	5,725	1,679	1,034
Income taxes payable	298	1,881	(1,939)
Net cash provided by operating activities	143,870	139,359	136,762

Cash flows from investing activities:
Purchase of available-for-sale investments	0	0	(106,746)
Proceeds from sale and maturities of available-for-sale investments	776	13,466	289,410
Additions to property and equipment	(16,898)	(19,905)	(13,821)
Acquisitions, net of cash acquired	(91,423)	(420,102)	(109,180)
Investment in unconsolidated entity	0	0	(10,000)
Other	(25)	48	25
Net cash used in investing activities	(107,570)	(426,493)	49,688

Cash flows from financing activities:
Cash dividends	(47,607)	(47,107)	(45,394)
Proceeds from stock option exercises	5,458	9,731	8,326
Excess tax benefit from stock option exercises	566	615	262
Borrowings under line-of-credit agreement	77,000	163,000	0
Payment on line-of-credit and other	(58,500)	(94,964)	0
Net cash used in financing activities	(23,083)	(31,276)	(36,806)

Effect of exchange rate changes on cash and cash equivalents	(3,512)	(8,178)	5,138
Net change in cash and cash equivalents	9,705	(264,036)	154,782
Cash and cash equivalents at beginning of year	54,532	318,568	163,786
Cash and cash equivalents at end of year	$64,237	$54,532	$318,568

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2016, 2015 and 2014

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

Advertising costs: Advertising expenses (including production and communication costs) were $5.2 million $4.1 million, and $3.4 million for fiscal 2016, 2015, and 2014 respectively. The Company expenses advertising expenses as incurred.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred income tax liabilities and assets be classified as non-current in a statement of financial position. The Company elected early adoption of this guidance during the quarter ended March 31, 2016, on a prospective basis. The adoption of this ASU allows the Company to simplify its presentation of deferred income tax liabilities and assets. Prior periods were not retrospectively adjusted.

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

Goodwill: At June 30, 2016 and 2015, the Company had recorded goodwill of $430.9 million and $390.6 million respectively. The Company tests goodwill at least annually for impairment. The Company completed its annual impairment testing of goodwill and concluded that no impairment existed as of June 30, 2016.

Intangible assets:  Intangible assets are being amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the current year, the Company has identified no such events.

Investments in unconsolidated entities: The Company periodically invests in the equity of start-up and early development stage companies. The accounting treatment of each investment (cost method or equity method) is dependent upon a number of factors, including, but not limited to, the Company’s share in the equity of the investee and the Company’s ability to exercise significant influence over the operating and financial policies of the investee.

Note 2. Acquisitions:

Zephyrus Biosciences, Inc.

On March 14, 2016, the Company acquired Zephyrus Biosciences, Inc. (Zephyrus) for $8 million in cash and up to $7 million in contingent consideration. Zephyrus provides research tools to enable protein analysis at the single cell level. Addressing the burgeoning single cell analysis market, Zephyrus's first product, Milo™, enables western blotting on individual cells for the first time. The acquisition was funded with cash on hand. The purchase price of Zephyrus exceeded the preliminary estimated fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. Zephryus is included in the Company's Protein Platforms segment.

In connection with the Zephyrus acquisition, the Company recorded $7.4 million of in process research and development which is not amortized until it is converted to developed technology which occurs once a sale of its product is completed. The intangible asset amortization for the developed technology is not deductible for income tax purposes. Of further note the purchase accounting for this acquisition is still open and has not been finalized.

The Company will pay Zephyrus former shareholders and additional $3.5 million if and when 10 instruments are sold prior to the 3 year anniversary of the closing date (March 14, 2019). In addition, the Company will pay Zephyrus former shareholders an additional $3.5 million if and when $3 million in cumulative sales are generated within 4.5 yrs of the closing date (September 14, 2020). We have established an initial estimate of the fair value of these contingent consideration payments to be $3.5 million in total. The Company is still in the process of finalizing the purchase accounting related to this acquisition.

The goodwill recorded as a result of the Zephyrus acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

Cliniqa Corporation

On July 8, 2015, the Company acquired Cliniqa Corporation (Cliniqa) for approximately $83 million. Cliniqa specializes in the manufacturing and ommercialization of blood chemistry quality controls and calibrators as well as bulk reagents used for the clinical diagnostic market to further expand and complement our Clinical Controls solutions. The acquisition was funded with a cash on hand and with funds obtained from our revolving credit facility. The purchase price of Cliniqa exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill. Cliniqa is included in the Company’s Clinical Controls segment.

In connection with the Cliniqa acquisition, the Company recorded $18 million of developed technology intangible assets that have an estimated useful life of 14 years, $27 million of customer relationship intangible assets that have an estimated useful life of 13 years, and $1.1 million related to trade mark and trade names with a useful life of 4 years. The intangible asset amortization is not deductible for income tax purposes.

The goodwill recorded as a result of the Cliniqa acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

CyVek Inc

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

The Company made an initial payment of approximately $62.0 million to the other stockholders of CyVek on November 3, 2014. Such purchase price was adjusted after closing based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek’s previous stockholders up to $35.0 million based on the revenue generated by CyVek’s products before December 31, 2017. The Company will also pay CyVek’s previous stockholders 50% of the amount, if any, by which the revenue from CyVek’s products and related products exceeds $100 million in calendar year 2020. The Company has recorded the present value of these contingent payments as a long-term liability of $35.0 million at June 30, 2016 and 2015. In addition, at November 3, 2014, the Company remeasured its previous investment in CyVek to acquisition-date fair value, resulting in a gain on the investment of $8.3 million which is included in Other income on the Condensed Consolidated Statements of Earnings and Comprehensive Income. The purchase price of CyVek exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. CyVek is included in the Company’s Protein Platforms segment.

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

ProteinSimple

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

In connection with the ProteinSimple acquisition, the Company recorded $39.2 million of developed technology intangible assets that have an estimated useful lives of 9-10 years, $36.1 million of trade name intangible assets that have an estimated useful lives of 18-20 years, $101.6 million related to customer relationships that have estimated useful lives of 14-16 years, and $0.2 million related to non-compete agreements that have an estimated useful life of 3 years. The intangible asset amortization is not deductible for income tax purposes.

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

Novus Holdings LLC

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

Shanghai PrimeGene Bio-Tech Co.

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

Bionostics Holdings, Ltd

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

The aggregate purchase price of the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the acquisitions (in thousands):

	Zephyrus	Cliniqa	Novus	Protein Simple	CyVek	Bionostics	PrimeGene

Current assets	$86	$11,926	$10,739	$19,660	$1,206	$9,605	$1,272
Equipment	32	1,436	1,266	1,983	971	2,180	546
Other long-term assets		58	40	554	19
Intangible Assets:
In process research and development	7,400	-	-	-	-	-	-
Developed technology	-	18,000	5,010	39,200	20,200	14,400	2,200
Trade name	-	1,100	5,300	36,100	100	2,700	3,000
Customer relationships	-	27,000	14,400	101,600	600	41,000	9,100
Non-compete agreements	-	-	-	200	-	2,400	322
Goodwill	6,878	42,669	28,408	134,074	91,658	56,349	5.518
Total assets acquired	14,396	102,189	65,163	333,371	114,754	128,634	21,958

Liabilities	54	1,508	2,166	11,644	1,965	3,007	887
Deferred income taxes, net	2,812	17,793	2,875	21,674	(438)	22,478	2,310
Net assets	11,530	82,888	$60,122	$300,053	$113,227	$103,149	$18,761
Less fair-value of previous investment	-	-	-	-	18,300	-	-
Net assets acquired	11,530	82,888	60,122	300,053	94,927	103,149	18,761

Cash paid, net of cash acquired	$8,030	$82,888	$60,122	$300,053	$59,927	$103,149	$6,031
Note Payable	0	0	0	0	0	0	12,730
Contingent consideration payable	3,500	-	-	-	35,000	-	-
Net purchase price	$11,530	$82,888	$60,122	$300,053	$94,927	$103,149	$18,761

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

Note 3. Available-For-Sale Investments:

At June 30, 2016 and 2015, the cost and market value of the Company’s available-for-sale securities by major security type were as follows (in thousands):

	June 30,
	2016		2015
	Cost	Market	Cost	Market
Certificates of deposit	$3,016	$3,017	$4,089	$4,089
Equity securities	29,472	28,581	29,472	52,300
	$32,488	$31,598	$33,561	$56,389

At June 30, 2016 and 2015, all of the Company’s equity securities which relates to our investment in CCXI stock and warrants, were valued using Level 1 inputs. Certificates of deposit are carried at cost and are not subject to the fair value hierarchy. There were no transfers between Level 1 and Level 2 securities during fiscal 2016. Gross unrealized gains (losses) on available-for-sale investments were $(0.9) million and $22.8 million at June 30, 2016, and June 30, 2015, respectively.

The unrealized loss on available-for-sale investments for the twelve months ended June 30, 2016 includes $0.9 million of unrealized gross losses related to our investment in CCXI. As of June 30, 2016, the stock price of CCXI was $4.49 per share compared to our cost basis of $4.73 per share. Based upon our analysis, we believe there is insufficient information to conclude that the impairment of our investment in CCXI is other-than-temporary. As such, we have concluded that the impairment is temporary and have classified the impairment within other comprehensive income.

Note 4. Inventories:

Inventories consist of (in thousands):

	June 30,
	2016	2015

Raw materials	$22,963	$15,892
Finished goods	34,139	33,685
	$57,102	$49,577

At June 30, 2016 and 2015, the Company had $23.4 million and $24.0 million, respectively, of excess protein, antibody and chemically-based inventory on hand which was not valued.

Note 5.     Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2016	2015
Cost:
Land	$6,270	$7,370
Buildings and improvements	157,963	156,965
Machinery, equipment and other	82,018	74,385
	246,251	238,720
Accumulated depreciation and amortization	(113,889)	(108,967)
	$132,362	$129,749

Note 6.     Intangible Assets and Goodwill:

Intangible assets and goodwill consist of (in thousands):

				June 30,
	Useful Life (years)			2016	2015

Developed technology	8	-	15	$120,611	$108,887
Trade names	5	-	16	63,706	63,867
Customer relationships	8	-	16	191,118	167,494
Non-compete agreement	3	-	5	3,284	3,298
				378,719	343,546
Accumulated amortization				(75,595)	(50,707)
Total amortizeable intagibles				$303,124	$292,839
In process research and development				7,400	0
Total intangible assets				310,524	292,839

Goodwill				$430,882	$390,638

Changes to the carrying amount of goodwill consists of (in thousands):

	Year Ended June 30,
	2016	2015

Beginning balance	$390,638	$151,473
Acquisitions	49,648	254,140
Currency translation	(9,404)	(14,975)
Ending balance	$430,882	$390,638

Changes to the carrying amount of net intangible assets consists of (in thousands):

	Year Ended June 30,
	2016	2015

Beginning balance	$292,839	$108,776
Acquisitions	53,500	222,710
Amortization expense	(29,395)	(26,170)
Currency translation	(6,420)	(12,777)
Ending balance	$310,524	$292,839

Amortization expense related to technologies included in cost of sales was $11.1 million $9.5 million, and $4.2 million in fiscal 2016, 2015, and 2014, respectively. Amortization expense related to trade names, customer relationships, and the non-compete agreement included in selling, general and administrative expense was $18.3 million, $16.7 million, and $6.1 million, in fiscal 2016, 2015, and 2014 respectively.

The estimated future amortization expense for intangible assets as of June 30, 2016 is as follows (in thousands):

Year Ending June 30:
2017	28,326
2018	28,140
2019	27,527
2020	26,898
2021	26,534
Thereafter	165,699
$303,124

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

The Credit Agreement would have matured on July 31, 2019 and contains customary restrictive and financial covenants and customary events of default. As of June 30, 2016, the outstanding balance under the Credit Agreement was $91.5 million.

In connection with the acquisition of Advanced Cell Diagnostics on August 1, 2016, the Company entered into a new revolving credit facility governed by a Credit Agreement dated July 28, 2016. This facility replaced the revolving line-of-credit facility mentioned above. This new Credit Agreement provides for a revolving credit facility of $400 million. Borrowings under the Credit Agreement bear interest at a variable rate.

Note 8. Commitments and Contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. At June 30, 2016, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Year Ending June 30:
2017	6,326
2018	5,801
2019	4,810
2020	4,761
2021	4,815
Thereafter	19,120
$45,633

Total rent expense was approximately $8.1 million, $4.9 million, and $1.6 million for the years ended June 30, 2016, 2015, and 2014, respectively.

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

Note 9.     Share-based Compensation and Other Benefit Plans:

Equity incentive plan: The Company’s Amended and Restated 2010 Equity Incentive Plan (the A&R 2010 Plan) provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There are 3.8 million shares of common stock authorized for grant under the A&R 2010 Plan. At June 30, 2016, there were 1.8 million shares of common stock available for grant under the A&R 2010 Plan. The maximum term of incentive options granted under the A&R 2010 Plan is ten years. The A&R 2010 amends and restates the Company's 2010 Equity Incentive Plan (the 2010 Plan). The 2010 A&R Plan, the 2010 Plan replaced the Company’s 1998 Nonqualified Stock Option Plan (the 1998 Plan) and 1997 Incentive Stock Option Plan (the 1997 Plan). The A&R 2010 Plan, the 1998 Plan and the 1997 Plan (collectively, the Plans) are administered by the Board of Directors and its Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards at June 30, 2016 under the A&R 2010 Plan, the 1998 Plan and the 1997 Plan were 1.8 million, 98,000, and 9,000, respectively.

Stock option activity under the Plans for the three years ended June 30, 2016, consists of the following (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Avg. Contractual Life (Yrs.)	Aggregate Intrinsic Value (millions)

Outstanding at June 30, 2013	728	66.70
Granted	251	80.88
Forfeited	(26)	76.23
Exercised	(142)	59.07
Outstanding at June 30, 2014	811	72.11
Granted	600	93.98
Forfeited	(133)	92.85
Exercised	(141)	69.31
Outstanding at June 30, 2015	1,137	81.57
Granted	805	105.16
Forfeited	(54)	99.68
Exercised	(69)	69.82
Outstanding at June 30, 2016	1,819	$91.91	5.3	$37.9

Exercisable at June 30:
2014	534	$69.49
2015	547	72.72
2016	596	75.74	4.2	$22.1

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2016			2015			2014

Dividend yield		1.2%			1.3%			1.5%
Expected volatility	20%	-	23%	18%	-	21%	18%	-	22%
Risk-free interest rates	1.2%	-	1.9%	1.3%	-	2.2%	1.4%	-	2.1%
Expected lives (years)		5			5			6

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

The weighted average fair value of options granted during fiscal 2016, 2015 and 2014 was $18.50, $15.01 and $14.77 respectively. The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 were $2.4 million, $3.5 million, and $3.7 million respectively. The total fair value of options vested during fiscal 2016, 2015 and 2014 were $1.6 million, $2.3 million, and $2.2 million respectively.

In fiscal 2016, 2015 and fiscal 2014, 19,994, 9,000, and 26,355 restricted common stock shares were granted at weighted average grant date fair values of $99.53, $91.78, and $86.60 per share, respectively. Non-vested restricted common stock shares at June 30, 2016, 2015 and 2014 were 22,545, 19,102, and 36,355 respectively.

In fiscal 2016, 2015 and 2014, 35,083, 36,192, and 5,000 restricted stock units were granted at a weighted average grant date fair value of $105.01 and $94.13, respectively. The restricted stock units vest over a three year period. In fiscal 2016, 10,000 restricted stock units were forfeited.

Stock-based compensation cost of $9.4 million, $5.9 million and $3.5 million was included in selling, general and administrative expense in fiscal 2016, 2015 and 2014, respectively. As of June 30, 2016, there was $15.9 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2017 through 2020. The weighted average period over which the compensation cost is expected to be recognized is 1.2 years.

Employee stock purchase plan: In fiscal year 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company’s shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. Two hundred thousand shares were allocated to the ESPP.  The initial participation period for the ESPP began March 1, 2015 and ended on August 31, 2016.  The Company recorded $144,000 expense for the ESPP in fiscal year 2016.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company may makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $1.2 million, $1.1 million, and $0.7 million for the years ended June 30, 2016, 2015, and 2014, respectively. The Company operates defined contribution pension plans for its U.K. employees. The Company has recorded an expense for contributions to the plans of $0.8, $0.7 million, and $0.6 million for the years ended June 30, 2016, 2015 and 2014, respectively.

Performance incentive programs: In fiscal 2016, under certain employment agreements and a Management Incentive Plan available to executives officers and certain management personnel, the Company recorded cash bonuses of $4.2 million and granted options for 621,000 shares of common stock and issued 26,583 restricted stock units and issued 11,522 common stock shares. The Company recorded cash bonuses of $1.9 and $0.9 million and granted options for 322,000 and 216,000 shares of common stock for the years ended June 30, 2015 and 2014, respectively. In addition, 5,000 restricted stock units and 17,855 shares of restricted common stock were issued in fiscal 2014.

Note 10. Income Taxes:

The provisions for income taxes consist of the following (in thousands):

	Year Ended June 30,
	2016	2015	2014
Earnings before income taxes consist of:
Domestic	$120,154	$121,765	$127,681
Foreign	27,327	32,397	33,711
	$147,481	$154,162	$161,392
Taxes on income consist of:
Currently payable:
Federal	$34,805	$28,220	$40,967
State	2,958	6,165	1,709
Foreign	7,579	10,704	10,668
Net deferred:
Federal	1,906	4,401	(1,137)
State	(428)	292	(41)
Foreign	(3,815)	(3,355)	(1,722)
	$43,005	$46,427	$50,444

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

	Year Ended June 30,
	2016	2015	2014

Computed expected federal income tax expense	$51,618	$53,957	$56,487
State income taxes, net of federal benefit	1,852	4,762	1,048
Qualified production activity deduction	(3,932)	(3,140)	(3,823)
Non-taxable gain on investment	0	(2,905)	0
Research and development tax credit	(1,550)	(912)	(476)
Tax-exempt interest	0	0	(654)
Foreign tax rate differences	(4,639)	(4,059)	(2,857)
Other	(344)	(1,276)	719
	$43,005	$46,427	$50,444

The effective rate for June 30, 2016 decreased by 0.9% compared to the prior year. The rate decrease was primarily driven by additional R&D credit benefit due to the retroactive reinstatement of the credit under the Protecting Americans from Tax Hikes Act of 2015, an increase in the foreign rate benefit due to the reduction in the UK income tax rate and a reduction in state tax related to the prior year. These decreases were partially offset by less of a foreign tax credit benefit than in the prior year and the non recurrence of a non-taxable gain.

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

Temporary differences comprising deferred taxes on the Consolidated Balance Sheets are as follows (in thousands):

	June 30
	2016	2015

Inventory	$9,768	$8,753
Net operating loss carryovers	26,556	34,767
Tax credit carryovers	3,197	3,872
Excess tax basis in equity investments	4,544	4,496
Deferred compensation	5,912	3,747
Net unrealized loss on available for sale investment	329	0
Other	7,421	4,712
Valuation allowance	(7,201)	(2,558)
Net deferred tax assets	50,526	57,789

Net unrealized gain on available-for-sale investments	0	(8,446)
Intangible asset amortization	(107,200)	(96,401)
Depreciation	(5,132)	(2,394)
Other	(1,031)	(466)
Deferred tax liabilities	(113,363)	(107,707)
Net deferred tax liabilities	$(62,837)	$(49,918)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. At June 30, 2016, a valuation allowance for potential capital loss carryovers on equity investments was $5.0 million. Approximately $2.0 million of the valuation allowance at June 30, 2016 is for certain foreign and state tax net operating loss and state credit carryforwards that existed at the date the Company acquired Novus, ProteinSimple, and CyVek. The remainder of the valuation allowance is for certain state tax credit carryovers generated in fiscal 2016 and 2015. The Company believes it is more likely than not that these tax carryovers will not be realized. At June 30, 2015, a valuation allowance for potential capital loss carryovers on equity investments was zero. Approximately $2.4 million of the valuation allowance at June 30, 2015 was for acquisition related foreign and state tax net operating loss and state credit carryforwards. The remainder of the valuation allowance was for certain state tax credit carryovers generated in fiscal 2015.

The valuation allowance as of June 30, 2016 was $7.2 million which is an increase of $4.7 million over prior year. This increase included a $5.0 million change related to an investment and was recorded through other comprehensive income and was partially offset by a decrease of $0.3 million primarily related to the utilization of expiation of state net operating loss carry forwards and research and development credits.

At June 30, 2016, the Company has federal and state net operating loss carryforwards of approximately $63.9 million and $71.6 million, respectively, from its fiscal 2015 acquisitions of ProteinSimple and CyVek, which are not limited under IRC Section 382.  At June 30, 2016, the Company has foreign net operating loss carryforwards of $2.1 million from its fiscal 2015 acquisition of Novus.  The net operating loss carryforwards expire between fiscal 2017 and 2034. The Company has a deferred tax asset of $24.9 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. At June 30, 2016, the Company has federal and state tax credit carryforwards of $1.7 million and $1.3 million, respectively. The federal tax credit carryforwards expire between 2018 and 2035. The state credit carryforwards have no expiry date. The Company has a deferred tax asset of $3.6 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

The Company has not recognized a deferred tax liability for unremitted earnings of approximately $57.6 million from its foreign operations because its subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. Generally, such amounts become subject to United States taxation upon the remittance of dividends and under other circumstances. It is not practical to estimate the amount of the deferred income tax liabilities related to investments in these foreign subsidiaries.

The Company’s unrecognized tax benefits at June 30, 2016, 2015 and 2014, including accrued interest and penalties, were not material. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months. The Company files income tax returns in the U.S federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company’s federal returns are subject to tax assessment for 2013 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 11. Earnings Per Share:

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2016	2015	2014

Net earnings used for basic and diluted earnings per share	$104,476	$107,735	$110,948

Weighted average shares used in basic computation	37,194	37,096	36,890
Dilutive stock options	132	135	115
Weighted average shares used in diluted computation	37,326	37,231	37,005

Basic EPS	$2.81	$2.90	$3.01
Diluted EPS	$2.80	$2.89	$3.00

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.2 million, 516,000 and 196,000 at June 30, 2016, 2015 and 2014, respectively.

Note 12. Segment Information:

The Company has three reportable segments based on the nature of its products; they are Biotechnology, Clinical Controls, and Protein Platforms.

The Company’s Biotechnology reporting segment develops, manufactures and sells biotechnology research and diagnostic products world-wide. No customer in the Biotechnology segment accounted for more than 10% of the segments' net sales for the years ended June 30, 2016, 2015, and 2014,.

The Company’s Clinical Controls reporting segment develops and manufactures controls and calibrators for sale world-wide. One customer accounted for approximately, 13%, and 14% of Clinical Controls’ net sales during fiscal 2015, and 2014 respectively. One customer did not account for net sales over 10% during 2016.

The Company’s Protein Platforms segment develops and commercializes proprietary systems and consumables for protein analysis. This segment was formed from the fiscal 2015 acquisitions of ProteinSimple and CyVek. No customer in the Protein Platforms segment accounted for more than 10% of the segments net sales for the years ended June 30, 2016 and 2015.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2016	2015	2014
External sales
Biotechnology	$317,340	$308,437	$285,142
Clinical Controls	104,484	77,866	72,621
Protein Platforms	77,324	66,249	0
Inter segment	(125)	(306)	0
Consolidated net sales	$499,023	$452,246	$357,763

	Year Ended June 30,
	2016	2015	2014
Operating Income
Biotechnology	$168,613	$165,226	$162,621
Clinical Controls	30,412	23,981	22,976
Protein Platforms	3,592	4,469	0
Segment operating income	202,617	193,676	185,597
Costs recognized upon sale of acquired inventory	(5,431)	(6,952)	(7,480)
Amortization of intangibles	(29,395)	(26,169)	(10,276)
Stock based compensation	(9,430)	(5,957)	(3,523)
Acquisition related expenses	(2,761)	(4,519)	(2,247)
Corporate general, selling and administrative expenses	(5,007)	(3,056)	(2,321)
Consolidated operating income	$150,593	$147,023	$159,750

Goodwill
Biotechnology	$105,380	$115,198	$90,872
Clinical Controls	106,692	60,601	60,601
Protein Platforms	218,810	214,839	0
Consolidated goodwill	$430,882	$390,638	$151,473

Intangible assets, net
Biotechnology	$57,199	$68,777	$53,778
Clinical Controls	86,736	49,130	54,998
Protein Platforms	166,589	174,932	0
Consolidated intangible assets, net	$310,524	$292,839	$108,776

Assets
Biotechnology	$387,470	$430,524	$674,854
Clinical Controls	212,649	74,954	66,072
Protein Platforms	440,343	444,899	0
Segment assets	1,040,462	950,378	740,917
Corporate cash and available- for- sale investments	31,255	52,800	60,142
Corporate property and equipment	56,195	58,270	60,350
Corporate, other	1,669	1,912	1,082
Consolidated assets	$1,129,581	$1,063,360	$862,491

Depreciation and amortization
Biotechnology	$14,196	$13,820	$10,879
Clinical Controls	10,462	7,963	7,205
Protein Platforms	16,027	13,364	0
Segment depreciation and amortization	40,685	35,147	18,084
Corporate	2,079	2,079	1,091
Consolidated depreciation and amortization	$42,764	$37,226	$19,175

Capital purchases
Biotechnology	$14,295	$9,794	$4,157
Clinical Controls	1,780	1,932	5,687
Protein Platforms	823	8,179
Segment capital purchases	16,898	19,905	9,844
Corporate	0	0	3,977
Consolidated capital purchases	$16,898	$19,905	$13,821

The other reconciling items include the results of unallocated corporate expenses and the Company’s share of gain (losses) from its equity method investees.

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2016	2015	2014
External sales
United States	$283,270	$245,217	$190,359
U.K.	88,680	68,055	55,144
Other Europe	51,047	66,022	42,013
China	27,205	26,105	18,878
Other Asia	24,809	23,806	32,704
Rest of world	24,012	23,041	18,665
Total external sales	$499,023	$452,246	$357,763
Long-lived assets
United States and Canada	$118,027	$119,075	$109,790
Europe	14,423	11,239	8,340
China	1,109	1,286	678
Total long-lived assets	$133,559	$131,600	$118,808

External sales are attributed to countries based on the location of the customer or distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets.

Note 13. Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities:

In fiscal 2016, the Company acquired Cliniqa and Zephyrus for approximately $83 million and $11.5 million, respectively. Zephyrus was acquired for approximately $8 million in cash plus additional contingent consideration with a fair value of $3.5 million.

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

In fiscal 2016, stock options for 494 shares of common stock were exercised by the surrender of 306 shares of common stock at fair market value of $31,000. In fiscal 2015, stock options for 385 shares of common stock were exercised by the surrender of 309 shares of common stock at fair market value of $31,000. In fiscal 2014, stock options for 1,077 shares of common stock were exercised by the surrender of 733 shares of common stock at fair market value of $56,000.

Note 14. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the year ended June 30, 2016 consists of (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total

Beginning balance	$14,382	(44,975)	$(30,593)
Other comprehensive income (loss)	(19,924)	(19,932)	(39,812)
Ending balance	$(5,542)	(64,907)	(70,405)

Note 15. Subsequent Events:

On July 1, 2016 Bio-Techne acquired Space Import-Export Srl (Space) of Milan, Italy for approximately $11 million. Space is a long and trusted partner of Bio-Techne, distributing its products since 1985 and creating a very effective and visible presence in the Italian market. Space’s Mr. Luca Cicchetti, will remain with Bio-Techne as Managing Director and lead the Company’s southern European commercial operations.

On August 1, 2016, Bio-Techne closed on the acquisition of Advanced Cell Diagnostics (ACD) for $250 million in cash plus contingent consideration of $75 million due upon the achievement of certain milestones. The transaction was financed through a combination of cash on hand and a revolving line of credit facility that Bio-Techne obtained prior to the closing of the acquisition.

In connection with the acquisition of Advanced Cell Diagnostics on August 1, 2016, the Company entered into a new revolving credit facility, governed by a Credit Agreement dated July 28, 2016. The Credit Agreement provides for a revolving credit facility of $400 million. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 26, 2016, the Company had drawn $250 million under the Credit Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bio-Techne Corporation:

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Techne Corporation and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bio-Techne Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
August 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bio-Techne Corporation:

We have audited Bio-Techne Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Techne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to an ineffective control environment and risk assessment, information and communication, and monitoring processes as well as ineffective control activities over the completeness and accuracy of data used in the financial reporting process, potentially impacting all financial statement accounts, have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bio-Techne Corporation and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2016. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2016 consolidated financial statements, and this report does not affect our report dated August 29, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Bio-Techne Corporation has not maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the operations of Cliniqa Corporation and Zephyrus Biosciences, which were acquired on July 8, 2015 and March 14, 2016, respectively. Cliniqa Corporation and Zephyrus Biosciences represented 9.0% of Bio-Techne Corporation’s total assets and 5.3% of its total revenues as of and for the year ended June 30, 2016. Our audit of internal control over financial reporting of Bio-Techne Corporation also excluded an evaluation of the internal control over financial reporting of Cliniqa Corporation and Zephyrus Biosciences.

 /s/ KPMG LLP

Minneapolis, Minnesota
August 29, 2016

ITEM 9A. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of June 30, 2016.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

b. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We acquired Cliniqa on July 8, 2015 and Zephyrus on March 14, 2016. Cliniqa and Zephyrus represented approximately 9.0% of our total assets and 5.3% of our total revenues as of and for the year ended June 30, 2016. We excluded from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016 internal control over financial reporting associated with Cliniqa and Zephyrus.

Based on our assessment and those criteria, management has concluded that our internal control over financial reporting was not effective as of June 30, 2016 due to the material weaknesses described as follows:

The Company did not maintain an effective control environment and effective risk assessment, information and communication, and monitoring processes. Specifically, the Company did not have:

●	sufficient resources within the organization with assigned responsibility and accountability over the design and operation of internal control
●	effective risk assessment processes to identify and analyze risks to our financial reporting objectives associated with certain of our IT platforms
●	effective processes to ascertain whether internal controls associated with certain of our IT platforms were present and/or functioning.

As a consequence, the Company did not have effective control activities over the establishment of general information technology controls (GITCs) for certain of its IT platforms, specifically program change controls and user access. Due to the impact of these ineffective GITCs, automated controls and manual controls that rely on data produced by and maintained within these IT system applications, including the general ledger, were also ineffective. Therefore, the Company failed to maintain effective controls that were fully responsive to risks over the completeness and accuracy of data used in the financial reporting process, potentially impacting all financial statement accounts.

Although no material misstatements were identified in our consolidated financial statements, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. We have concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2016.

The Company’s internal control over financial reporting as of June 30, 2016 has been audited by KPMG LLP, an independent registered public company accounting firm. KPMG LLP’s report contains an adverse opinion on the effectiveness of our internal control over financial reporting, which is included in Item 8 in this Form 10-K.

c.	Remedial Measures

The Company is in the process of improving its procedures relating to the completeness and accuracy of system generated reports utilized in the financial reporting process. On July 1, 2016, management implemented a new ERP system at its Minneapolis location. With the implementation of the new ERP system, management expects to transition to a more automated control environment with reduced dependency on manual controls. With this increased focus on automated application controls, management will also ensure it has established and maintained effective GITCs.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe this remediation will occur in fiscal 2017 and will strengthen our internal control over financial reporting and will prevent a reoccurrence of the material weaknesses described above.

d.	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than “Executive Officers of the Registrant” which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Principle Shareholders" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Election of Directors” and "Executive Compensation" in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Election of Directors" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

     Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2016, 2015, and 2014

     Consolidated Balance Sheets as of June 30, 2016 and 2015

     Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2016, 2015 and 2014

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2016, 2015 and 2014

     Notes to Consolidated Financial Statements for the Years Ended June 30, 2016, 2015 and 2014

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

BIO-TECHNE CORPORATION

Date: August 29, 2016	/s/ Charles Kummeth
By: Charles Kummeth
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 29, 2016	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 29, 2016	/s/ Roger C. Lucas, Ph.D.
Dr. Roger C. Lucas
Vice Chairman and Director

August 29, 2016	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

August 29, 2016	/s/ Charles A. Dinarello, M.D.
Dr. Charles A. Dinarello, Director

August 29, 2016	/s/ Karen A. Holbrook, Ph.D.
Dr. Karen A. Holbrook, Director

August 29, 2016	/s/ John L. Higgins
John L. Higgins, Director

August 29, 2016	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 29, 2016	/s/ Harold J. Wiens
Harold J. Wiens, Director

August 29, 2016	/s/ Charles Kummeth
Charles Kummeth, Chief Executive Officer
(principal executive officer)

August 29, 2016	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

for Form 10-K for the 2016 Fiscal Year

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company’s 10-Q dated February 9, 2015.*

3.2	Second Amended and Restated Bylaws of the Company—attached here to as Exhibit 3.2

10.1**	1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended June 30, 1997.*

10.2**	Form of Stock Option Agreement for 1997 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K for the year ended June 30, 1997.*

10.3**	1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.4**	Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 1998.*

10.5

Amended and Restated Investors Rights Agreement dated June 13, 2006 among ChemoCentryx, Inc. and the Company and certain investors--incorporated by reference to Exhibit 10.31 of the Company’s 10-K for the year ended June 30, 2006.*

10.6**	Management Incentive Plan by reference to Exhibit 10.13 of the Company’s 10-K for the year ended June 30, 2013.*

10.7**	Amended and Restated 2010 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated October 30, 2015*

10.8**	Form of Restricted Stock Award Agreement for Amended and Restated 2010 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 of the Company’s 8-K dated October 30, 2015*

10.9**	Form of Restricted Stock Unit Award Agreement for Amended and Restated 2010 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 of the Company’s 8-K dated October 30, 2015*

10.10**	Form of the Performance Unit Award Agreement for Amended and Restated 2010 Equity Incentive Plan – incorporated by reference to Exhibit 10.4 of the Company’s 8-K dated October 30, 2015.*

10.11**	Form of Incentive Stock Option Agreement for Amended and Restated 2010 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 of the Company’s 8-K dated October 30, 2015.*

10.12**	Form of Employee Non-Qualified Stock Option Agreement for Amended and Restated 2010 Equity Incentive Plan – incorporated by reference to Exhibit 10.6 of the Company’s 8-K dated October 30, 2015.*

10.13**	Form of Director Non-Qualified Stock Option Agreement for Amended and Restated 2010 Equity Incentive Plan – incorporated by reference to Exhibit 10.7 of the Company’s 8-K dated October 30, 2015.*

Exhibit Number	Description
10.14**	Employment Agreement by and between the Company and Charles Kummeth--incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated March 16, 2013.*

10.15**	Description of Non-employee Director Compensation Plan--incorporated by reference to Exhibit 10.25 of the Company’s 10-K for the year ended June 30, 2013.*

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

10.21

Agreement of Investment and Merger between the Company, Research and Diagnostics Systems, Inc., Cayenne Merger Sub, Inc., CyVek, Inc. and Citron Capital Limited dated April 1, 2014--incorporated by reference to Exhibit 10.22 of the Company’s 10-K dated August 29, 2014.*

10.22

Agreement and Plan of Merger by and among Techne Corporation, McLaren Merger Sub, Inc., ProteinSimple and Fortis Advisors LLC, as the Securityholders’ Representative, dated June 16, 2014--incorporated by reference to Exhibit 2.1 of the Company’s 8-K dated June 16, 2014.*

10.23

Unit Purchase Agreement by and among Techne Corporation, Novus Holdings, LLC, the Members of Novus Holdings, LLC, and the Members’ Representative dated July 2, 2014 --incorporated by reference to Exhibit 10.24 of the Company’s 10-K dated August 29, 2014.*

10.24

Credit Agreement by and among Bio-Techne Corporation, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and a lender dated July 28, 2016--incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated August 2, 2016.*

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

10.28**	Employment Agreement by and between the Company and Mr. Robert Gavin dated November 25, 2014--incorporated by reference to Exhibit 10.5 of the Company’s 10-Q dated February 9, 2015.*

10.29**

First Amendment to Employment Agreement by and between the Company and Robert Gavin, effective January 30, 2015--incorporated by reference to Exhibit 10.3 of the Company’s 10-Q dated February 9, 2015.*

10.30**

Form of Amendment to Employment Agreement by and between Bio-Techne Corporation and Executive Officer dated October 15, 2015 – incorporated by reference to Exhibit 10.1 of the Company’s 10-Q dated November 9, 2015.*

10.31**	Employment Agreement by and between Bio-Techne Corporation and Executive Officer dated December 29, 2015 – incorporated by reference to Exhibit 10.1 of the Company’s 10-Q dated February 9, 2016.*

10.32

Agreement and Plan of Merger by and among Bio-Techne Corporation, New Merger Sub Inc., Advanced Cell Diagnostics, Inc. and Fortis Advisors, LLC as the security holders’ Representative, dated July 6, 2016 – incorporated by reference to Exhibit 2.1 of the Company’s 8-k dated July 7, 2016.*

Exhibit Number	Description
3.2	Second Amended and Restated Bylaws of the Bio-Techne Corporation.

21	Subsidiaries of the Company.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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