Form 10-Q
period 2016-09-30
BIO-TECHNE Corp
filed 2016-11-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016, or

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

At November 4, 2016, 37,309,642 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2016	2015
Net sales	$130,581	$112,381
Cost of sales	46,111	36,990
Gross margin	84,470	75,391
Operating expenses:
Selling, general and administrative	46,263	33,040
Research and development	12,765	11,322
Total operating expenses	59,028	44,362
Operating income	25,442	31,028
Other (expense) income	(1,314)	818
Earnings before income taxes	24,128	31,847
Income taxes	7,845	9,139
Net earnings	$16,281	$22,707
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,234)	(12,896)
Unrealized gains and losses on available-for-sale investments, net of tax of ($171) and $3,752, respectively	9,714	(10,125)
Other comprehensive (loss) income	6,480	(23,021)
Comprehensive income (loss)	$22,761	$(314)
Earnings per share:
Basic	$0.44	$0.61
Diluted	$0.43	$0.61
Cash dividends per common share:	$0.32	$0.32
Weighted average common shares outstanding:
Basic	37,281	37,169
Diluted	37,473	37,315

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2016 (unaudited)	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$69,589	$64,237
Short-term available-for-sale investments	52,381	31,598
Accounts receivable, less allowance for doubtful accounts of $626 and $555, respectively	109,813	93,393
Inventories	70,519	57,102
Prepaid expenses	7,849	7,561
Total current assets	310,151	253,891
Property and equipment, net	133,805	132,362
Intangible assets, net	503,626	310,524
Goodwill	565,789	430,882
Other assets	4,106	1,922
	$1,517,478	$1,129,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$14,178	$20,653
Salaries, wages and related accruals	10,110	14,868
Accrued expenses	19,967	8,371
Contingent consideration payable	49,900	0
Income taxes payable	4,646	1,779
Deferred revenue, current	4,484	4,717
Related party note payable, current	3,733	3,759
Total current liabilities	107,016	54,147
Deferred income taxes	135,512	62,837
Long-term debt obligations	343,500	130,000
Long-term contingent consideration payable	32,400	0
Other long-term liabilities	3,654	3,317
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,301,380 and 37, 253,771, respectively	373	372
Additional paid-in capital	184,213	178,760
Retained earnings	774,734	770,553
Accumulated other comprehensive loss	(63,925)	(70,405)
Total shareholders’ equity	895,369	879,280
	$1,517,478	$1,129,581

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,281	$22,707
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,644	10,685
Costs recognized on sale of acquired inventory	4,219	1,113
Deferred income taxes	(1,170)	(1,115)
Stock-based compensation expense	3,176	2,038
Fair value adjustment to contingent consideration payable	1,900	-
Other	262	26
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	(10,176)	(3,763)
Inventories	(2,414)	(3,176)
Prepaid expenses	605	(766)
Trade accounts payable and accrued expenses	4,132	(416)
Salaries, wages and related accruals	(7,257)	(1,704)
Income taxes payable	2,850	6,204
Net cash provided by operating activities	26,502	31,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(259,004)	(82,970)
Proceeds from available-for-sale investments	-	3,930
Purchases of available for sale investments	(6,836)	-
Additions to property and equipment	(2,442)	(6,121)
Net cash used in investing activities	(268,282)	(85,161)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(11,932)	(11,894)
Proceeds from stock option exercises	2,026	1,128
Excess tax benefit from stock option exercises	253	131
Borrowings under line-of-credit agreement	343,500	77,000
Payments on line-of-credit	(91,513)	(24,500)
Net cash provided by financing activities	242,334	41,865
Effect of exchange rate changes on cash and cash equivalents	5,248	5,773
Net increase (decrease) in cash and cash equivalents	5,352	(5,690)
Cash and cash equivalents at beginning of period	64,237	54,532
Cash and cash equivalents at end of period	$69,589	$48,842

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2016, included in the Company’s Annual Report on Form 10-K for fiscal 2016. A summary of significant accounting policies followed by the Company is detailed in the Company’s Annual Report on Form 10-K for fiscal 2016. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

Available-For-Sale Investments:

The Company’s available-for-sale securities are carried at fair value using Level 1 inputs. The fair value of the Company’s available-for-sale investments at September 30, 2016 and June 30, 2016 were $52.4 million and $31.6 million, respectively. The increase was caused by the addition of $5.7 million in securities held by Advanced Cell Diagnostics (ACD), and the investment of $5.2 million of available cash in China into certificates of deposit. The remaining $9.9 million is due to the change in the fair value of the Company’s investment in ChemoCentryx, Inc. (CCXI). The amortized cost basis of the Company’s investment is CCXI at September 30, 2016 and June 30, 2016 was $29.5 million.

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2016	2016
Raw materials	$19,566	$22,963
Finished goods	50,953	34,139
Inventories, net	$70,519	$57,102

The increase from June 30 is primarily due to $12.8 million of additional inventory at ACD, which is adjusted to its fair value as of the date of acquisition. At both September 30, 2016 and June 30, 2016, the Company had approximately $24 million of excess protein, antibody and chemically-based inventory on hand which was not valued.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2016	2016
Land	$6,270	$6,270
Buildings and improvements	157,675	157,963
Machinery and equipment	93,710	82,018
Property and equipment, cost	251,385	246,251
Accumulated depreciation and amortization	(117,580)	(113,889)
Property and equipment, net	$133,805	$132,362

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2016	2016
Developed technology	$233,699	$120,611
Trade names	79,949	63,706
Customer relationships	272,309	191,118
Non-compete agreements	3,451	3,284
Intangible assets	589,409	378,719
Accumulated amortization	(85,783)	(75,595)
Net amortizable intangible asset	503,626	303,124
In Process Research and Development	$-	$7,400
Intangible assets, net	$503,626	$310,524

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2016 consist of (in thousands):

Beginning balance	$310,524
Acquisitions	207,769
Adjustment to Zephyrus purchase accounting	900
Amortization expense	(10,188)
Currency translation	(5,379)
Ending balance	$503,626

The estimated future amortization expense for intangible assets as of September 30, 2016 is as follows (in thousands):

2017	$36,105
2018	46,107
2019	46,493
2020	44,865
2021	44,501
2022	44,501
Thereafter	242,055
$503,626

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended September 30, 2016 consist of (in thousands):

Beginning balance	$430,882
Acquisitions	140,694
Currency translation	(5,787)
Ending balance	$565,789

Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued guidance addressing how revenue is recognized from contracts with customers and related disclosures. This standard supersedes existing revenue recognition requirements and most industry-specific guidance. This standard was initially expected to be effective for us beginning July 1, 2017, and provides for either full retrospective adoption or a modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application. In July 2015, the FASB approved the deferral of the effective date of this standard by one year, and allows for adoption either at July 1, 2017 or July 1, 2018. We intend to elect the deferred adoption date of July 1, 2018. We are currently evaluating the requirements of this guidance, and have not yet determined the implementation method nor the impact on our consolidated financial statements.

In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for us beginning July 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, which requires application of the guidance for all periods presented. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for share-based payment transactions, including certain income tax consequences, classifications on the statement of cash flows, and accounting for forfeitures. The guidance is effective for us beginning July 1, 2017, and early application is permitted. We are currently evaluating the adoption date and the effects this standard will have on our consolidated financial statements.

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

In connection with the Zephyrus acquisition, the Company initially recorded $7.4 million of in process research and development which was not amortized. This amount was revalued to $8.3 million and converted to developed technology during the quarter. This reclassification occurred because the sale of product associated with the technology was completed during the quarter.

The Company will pay Zephyrus former shareholders an additional $3.5 million if and when 10 instruments are sold prior to the 3 year anniversary of the closing date (March 14, 2019). In addition, the Company will pay Zephyrus former shareholders an additional $3.5 million if and when $3 million in cumulative sales are generated within 4.5 yrs of the closing date (September 14, 2020). We have established an initial estimate of the fair value of these contingent consideration payments to be $6.9 million in total. This fair value was estimated using a Monte Carlo simulation, the significant inputs of which included projected revenues and unit sales, volatility considerations with respect to these projections, and present value discount factors.

The goodwill recorded as a result of the Zephyrus acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

Space Import-Export, Srl

On July 1, 2016 Bio-Techne acquired Space Import-Export, Srl (Space) of Milan, Italy for the equivalent of approximately $9 million. Space is a long and trusted partner of Bio-Techne, distributing its products since 1985 and creating a very effective and visible presence in the Italian market.

The goodwill recorded as a result of the Space acquisition represents the strategic benefits of the expected revenue growth from increased market penetration from future customers. The goodwill is not deductible for income tax purposes.

Advanced Cell Diagnostics

On August 1, 2016, Bio-Techne closed on the acquisition of ACD for approximately $250 million, net of cash received, plus contingent consideration of up to $75 million as follows:

●	$25 million can be earned if calendar year 2016 revenues equal or exceed $30 million.
●	an additional $50 million can be earned if calendar year 2017 revenues equal or exceed $45 million.

If the revenue hurdle related to the 2016 calendar year is not met, the $25 million can be earned if the calendar year 2017 revenue hurdle is met. If the 2016 revenue hurdle is met, and calendar year 2017 revenues exceed $40 million but are less than $45 million, a reduced earn-out payment will be made for calendar year 2017, calculated on a sliding scale.

Based on specifics above, management estimated the fair value of the contingent consideration payable using a Monte Carlo simulation, the significant inputs of which included projected revenues, volatility considerations with respect to these projections, and present value discount factors. This simulation resulted in a valuation of $38.2 million and $40.1 million as of the August 1, 2016 (the acquisition date) and September 30, 2016, respectively. The change of $1.9 million was recorded as an expense to selling, general, and administrative expenses during the quarter ended September 30, 2016.

The goodwill recorded as a result of the ACD acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

The preliminary estimated fair value of the assets acquired and liabilities assumed in each acquisition, pending final valuation of intangible assets, are as follows (in thousands):

	ACD	Space	Zephyrus
Current assets, net of cash	$25,196	$2,128	$86
Equipment	2,757	159	32
Other long-term assets	3,812	-	-
Intangible assets:
Developed technology	107,000	-	8,300
Trade name	17,000	-	-
Customer relationships	77,000	6,769	-
Non-compete agreement	200	-	-
Goodwill	137,594	3,100	9,378
Total assets acquired	370,559	12,156	17,796
Liabilities	3,599	1,884	54
Deferred income taxes, net	78,760	1,708	2,812
Net assets acquired	$288,200	$9,004	$14,930

Cash paid, net of cash acquired	$250,000	$9,004	$8,030
Fair value contingent consideration	38,200	-	6,900
Net assets acquired	$288,200	$9,004	$14,930

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management’s forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization periods for intangible assets acquired in fiscal 2017 are estimated to be 15 years for developed technology, 7.5 years for trade names, 10 years for customer relationships, and 2 years for non-competes. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

As previously disclosed, ACD was acquired on August 1, 2016. The unaudited pro forma financial information below summarizes the combined results of operations for Bio-Techne and ACD as though the companies were combined as of the beginning fiscal 2016. The pro forma financial information for all periods presented includes the purchase accounting effects resulting from these acquisitions except for the increase in inventory to fair value and the fair value adjustments to contingent consideration as these are not expected to have a continuing impact on cost of goods sold or selling, general and administrative expense, respectively. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2016.

	Quarter Ended
	September 30,
	2016	2015
Net sales	$131,798	$117,690
Net income	23,103	21,840

Note 3. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses.

Beginning in the first quarter of fiscal 2017, the Clinical Controls segment has been renamed Diagnostics. Our original business in this segment was focused on controls and calibrators for hematology clinical instruments. With the acquisition of Bionostics in fiscal 2014 and Cliniqa in fiscal 2016, we expanded this segment to include blood chemistry and blood gases quality controls as well as other bulk and custom reagents for the in vitro diagnostic market. We renamed the operating segment to reflect this expanded portfolio of products.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2016	2015
Net sales
Biotechnology	$86,787	$75,743
Diagnostics	24,233	20,362
Protein Platforms	19,573	16,296
Inter segment	(12)	(20)
Consolidated net sales	$130,581	$112,381
Segment operating income
Biotechnology	$42,480	$39,316
Diagnostics	6,303	4,711
Protein Platforms	209	(1,172)
Subtotal reportable segments	48,992	42,855
Cost recognized on sale of acquired inventory	(4,221)	(1,112)
Amortization of acquisition related intangible assets	(10,188)	(7,411)
Acquisition related expenses	(4,369)	(301)
Stock-based compensation	(3,190)	(2,038)
Corporate general and administrative	(1,582)	(965)
Consolidated operating income	$25,442	$31,028

Note 4. Share-based Compensation:

During the quarters ended September 30, 2016 and 2015, the Company granted 1.0 million and 736,000 stock options at weighted average grant prices of $107.60 and $106.66 and weighted average fair values of $17.98 and $18.48, respectively. During the quarters ended September 30, 2016 and 2015, the Company granted 65,000 and 35,000 restricted stock units at a weighted average fair value of $109.36 and $105.01, respectively. During the quarters ended September 30, 2016 and 2015 the Company granted 17,000 and 12,000 shares of restricted common stock at a fair value of $106.59 and $108.49, respectively.

Stock-based compensation expense of $3.2 million and $2.0 million was included in selling, general and administrative expenses for the quarters ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $35.2 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.9 years.

Stock options for 22,000 and 12,500 shares of common stock with total intrinsic values of $0.9 million and $0.5 million were exercised during the quarters ended September 30, 2016 and 2015, respectively.

Note 5. Other (Expense) / Income:

The components of other (expense) income in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2016	2015
Interest expense	$(1,343)	$(451)
Interest income	49	61
Other non-operating expense, net	(20)	1,208
Other (expense) / income	$(1,314)	$818

Note 6. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended
	September 30,
	2016	2015
Weighted average common shares outstanding-basic	37,281	37,169
Dilutive effect of stock options	192	146
Weighted average common shares outstanding-diluted	37,473	37,315

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.2 million for the quarters ended September 30, 2016 and 2015, respectively.

Note 7. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the quarter ended September 30, 2016 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(5,542)	$(64,863)	$(70,405)
Other comprehensive income	9,714	(3,234)	6,480
Ending balance	$4,172	$(68,097)	$(63,925)

Note 8. Debt and Other Financing Arrangements:

The Company entered into a new revolving line-of-credit facility governed by a Credit Agreement (the Credit Agreement) dated July 28, 2016. The Credit Agreement provides for a revolving credit facility of $400 million, which can be increased by an additional $200 million subject to certain conditions. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement for base rate loans bear interest at a variable rate equal to the greater of (i) the prime commercial rate, (ii) the per annum federal funds rate plus 0.5%, or (iii) LIBOR + 1.00% - 1.75% depending on the existing total leverage ratio of Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the Credit Agreement). The annualized fee for any unused portion of the credit facility is currently 15 basis points.

The Credit Agreement matures on July 28, 2021 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2016, the outstanding balance under the Credit Agreement was $343.5 million.

Note 9. Subsequent Event:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bio-Techne Corporation and its subsidiaries operate worldwide with three reportable business segments, Biotechnology, Diagnostics and Protein Platforms, all of which service the life science and diagnostic markets. The Biotechnology reporting segment provides proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, and biologically active chemical compounds used in biological research. The Diagnostics reporting segment provides a range of controls and calibrators used with diagnostic equipment and as proficiency testing tools, as well as other reagents incorporated into diagnostic kits. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions.

On July 1, 2016, Bio-Techne acquired Space Import-Export Srl (Space) of Milan, Italy for the equivalent of approximately $9 million. Space had been a partner of Bio-Techne, distributing its products since 1985 in the Italian market.

On August 1, 2016, Bio-Techne closed on the acquisition of Advanced Cell Diagnostics (ACD) for $250 million in cash plus contingent consideration of up to $75 million due upon the achievement of certain milestones. ACD’s RNA-ISH technology facilitates and improves the monitoring of gene expression patterns and has usefulness in both the research and diagnostics markets.

RESULTS OF OPERATIONS

Consolidated net sales increased 16% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Consolidated net sales for the quarter ended September 30, 2016 were affected by the Space and ACD acquisitions. Organic growth was 10% versus the prior year, with currency translation having a negative impact of 1% and acquisitions contributing 7%.

Consolidated net earnings decreased 20% for the quarter ended September 30, 2016 compared to the same prior-year period result mainly due to increased acquisition-related intangible amortization, and costs recognized upon sale of acquired inventory and acquisition-related expenses.

The adjusted financial measures discussed below quantify the impact the following events had on reported net sales, gross margin percentages, operating income and net earnings for the quarter ended September 30, 2016 as compared to the same prior-year period:

- the acquisitions of Space and ACD in the current fiscal year, including the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written-up to fair value;

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

Net Sales

Consolidated net sales for the first quarter of fiscal 2017 were $130.6 million, an increase of 16% year-over-year and organic growth was 10%. First quarter reported net sales included 7% growth from acquisitions and negative 1% due to foreign currency translation. Organic growth was broad-based with all three divisions and all major geographic regions and end-markets contributing to the growth.

Gross Margins

Consolidated gross margins for the quarters ended September 30, 2016 and 2015 were 64.7% and 67.1%, respectively. Consolidated gross margins for the quarters ended September 30, 2016 and 2015 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2016	2015
Consolidated gross margin percentage	64.7%	67.1%
Identified adjustments
Costs recognized upon sale of acquired inventory	3.2%	1.0%
Amortization of intangibles	3.1%	2.5%
Adjusted gross margin percentage	71.0%	70.6%

Consolidated adjusted gross margins were 71.0% for the quarter ended September 30, 2016, up 40 basis points from the prior year due to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.2 million (40%) for the quarter ended September 30, 2016 from the same prior-year period. Most of the increase for the quarter ended September 30, 2016 was driven by additional expenses associated with the Space and ACD acquisitions including $3.7 million of selling, general and administrative expenses, a $2.2 million increase in acquisition intangible amortization, and a $1.9 million change in the fair value of contingent consideration related to ACD. Also contributing was a $1.2 million increase in stock-based compensation expense. The remainder of the increase in selling, general and administrative expense was due primarily to additional investment in commercial resources and administrative infrastructure.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2016 increased $1.4 million (13%) from the same prior-year period due mainly to expenses by companies acquired since the prior year.

Segment Results

As previously mentioned, beginning in the first quarter of fiscal 2017, the Clinical Controls segment has been renamed Diagnostics. Our original business in this segment was focused on controls and calibrators for hematology clinical instruments. With the acquisition of Bionostics in fiscal 2014 and Cliniqa in fiscal 2016, we expanded this segment to include blood chemistry and blood-gas quality controls as well as other bulk and custom reagents for the in vitro diagnostic market. We renamed the operating segment to reflect this expanded portfolio of products.

Biotechnology

	Quarter Ended
	September 30,
	2016	2015
Net sales (in thousands)	$86,787	$75,743
Operating income margin percentage	48.9%	51.9%

Biotechnology net sales for the quarter ended September 30, 2016 were $86.8 million, an increase of 15%. Organic growth for the segment was 6% in the quarter, with currency translation impacting revenue unfavorably by 1% and acquisitions contributing 10% to segment growth. Organic growth was broad-based in all product lines and regions. Biotechnology segment adjusted operating margin was 48.9% in the first quarter of fiscal 2017 compared to 51.9% in the first quarter of fiscal 2016. The lower margin is the result of recent lower margin acquisitions, namely ACD, made in this segment.

Diagnostics (formerly Clinical Controls)

	Quarter Ended
	September 30,
	2016	2015
Net sales (in thousands)	$24,233	$20,362
Operating income margin percentage	26.0%	23.1%

Diagnostics’ net sales for the quarter ended September 30, 2016 were $24.2 million, an increase of 19%, all of which was organic, compared to the same prior-year period. Strong sales in glucose and blood gas controls, as well as continued strength in the diagnostic assay and reagent sales drove the growth. As in past quarters, timing of OEM orders also impacted growth, this time favorably in the quarter ended September 30, 2016.

Operating income for the segment increased 34% for the quarter ended September 30, 2016 and operating margin was 26.0%, compared to 23.1% for the same prior-year period. The higher adjusted operating margin was primarily attributable to higher volume leverage.

Protein Platforms

	Quarter Ended
	September 30,
	2016	2015
Net sales (in thousands)	$19,573	16,296
Operating income margin percentage	1.1%	-7.2%

Net sales for Protein Platforms for the quarter ended September 30, 2016, were $19.6 million, an increase of 20%, compared to the same prior-year period. Platforms’ organic revenue increased 20%, with an unfavorable currency impact of 1% and recent acquisitions contributing 1% to segment growth. Growth for the segment was broad-based among most major regions and product lines with particular contribution from our next-generation iCE instrument, Maurice. The Protein Platforms segment’s adjusted operating margin was 1.1% in the first quarter of fiscal 2017 compared to negative (7.2%) in the first quarter of fiscal 2016. The higher segment operating margin was primarily the result of volume leverage.

Income Taxes

Income taxes for the quarter ended September 30, 2016 were at an effective rate of 32.5% of consolidated earnings before income taxes compared to 28.7% for the quarter ended September 30, 2015. The 3.8% increase is primarily due to an unfavorable discrete event in Q1 of FY17 related to the revalue of contingent consideration which is not a tax deductible expense and a favorable Q1 of FY16 discrete event related to a change in foreign deferred tax rate that did recur in the current year.

The forecasted tax rate as of Q1 of FY17 before discrete items is 30.1% compared to the prior year rate as of Q1 FY16 before discrete items of 30.8%. The 0.7% reduction in the rate was primarily driven by the reinstatement of the R&D credit in the current year. Excluding the impact of fair value adjustments to contingent consideration, the Company expects the consolidated income tax rate for the remainder of fiscal 2017 to range from 30% to 32%.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2016	2015
Net earnings	$16,281	$22,707
Identified adjustments:
Costs recognized upon sale of acquired inventory	4,219	1,112
Amortization of intangibles	10,188	7,411
Acquisition related professional fees	4,369	301
Stock-based compensation	3,176	2,038
Tax impact of above adjustments	(6,279)	(3,377)
Foreign tax benefit	(318)	(762)
Net earnings-adjusted	$31,638	$29,430
Adjusted net earnings growth	7.5%

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, cash and cash equivalents and available-for-sale investments were $122 million compared to $96 million at June 30, 2016. Included in available-for-sale-investments at September 30, 2016 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $38.5 million. The fair value of the Company's CCXI investment at June 30, 2016 was $28.6 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2016. See Note 8 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $35 million, $75 million and $7 million related to the CyVek, ACD and Zephyrus aqcuisitions, respectively. The fair value of these payments are $35 million, 41.2 million, and $6.9 million, as of September 30, 2016.

Management of the Company expects to be able to meet its cash and working capital requirements for existing operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash and cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $26.1 million from operating activities in the first quarter of fiscal 2017 compared to $31.9 million in the first quarter of fiscal 2016. The decrease from the prior year was primarily due to increases in operating assets and declines in operating liabilities, net of acquisitions.

Cash Flows From Investing Activities

On July 1, 2016, the Company acquired all of the issued and outstanding equity interests of Space for a net purchase price of approximately $9 million. The acquisition was financed primarily through cash on hand.

On August 1, 2016, the Company acquired all of the issued and outstanding equity interests of ACD for a net purchase price of approximately $250 million. The transaction was financed through our revolving line-of-credit facility.

On July 8, 2015, the Company acquired all of the issued and outstanding equity interests in Cliniqa Corporation (Cliniqa) for a net purchase price of approximately $83 million. The acquisition was financed primarily through our revolving line of credit facility.

Purchases and maturity of available for sale securities for the first quarter of fiscal 2017 and 2016 were ($6.8) million and $3.9 million, respectively.

Capital expenditures for fixed assets for the first quarter of fiscal 2017 and 2016 were $2.4 million and $6.1 million, respectively. Capital expenditures for the first quarter of fiscal 2017 were mainly for laboratory and computer equipment. Capital expenditures for the remainder of fiscal 2017 are expected to be approximately $20 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2017 and 2016, the Company paid cash dividends of $11.9 million to all common shareholders. On October 31, 2016, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12 million, will be payable November 28, 2016 to all common shareholders of record on November 14, 2016.

Cash of $2.0 million and $1.1 million was received during the first quarter of fiscal 2017 and 2016, respectively, from the exercise of stock options.

During the first quarter of fiscal 2017, the Company paid the balance of its previous line-of-credit facility in an amount of approximately $91 million and drew $343.5 million under its new revolving line-of-credit facility to fund operations and its acquisition of ACD. During the first quarter of fiscal 2016, the Company drew $77 million under its previous revolving line-of-credit facility to fund its acquisition of Cliniqa and made repayments on the line of credit of $24 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended September 30, 2016.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2016 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of contingent consideration payable, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the first quarter of fiscal 2017 that would require disclosure. There have been no changes to the Company's policies in the first quarter of fiscal 2017.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the acquisition and integration of companies and lines of business, the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2016 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2016, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $38.5 million. At September 30, 2016, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $3.8 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2016, approximately 28% of consolidated net sales were made in foreign currencies, including 7% in euros, 9% in British pound sterling, 4% in Canadian dollars, 4% in Chinese yuan and the remaining 4% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, Canadian dollar and the Chinese yuan, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2016	2015
Euro	$1.12	$1.12
British pound sterling	1.31	1.52
Chinese yuan	.150	.157
Canadian dollar	0.77	0.75

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2016 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$2,123
Decrease in translation of net assets of foreign subsidiaries	36,626
Additional transaction losses	1,918

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended June 30, 2016 and described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 were not effectively remediated as of September 30, 2016 due to the fact that an insufficient period of time has passed for management to implement and test its remediation plan. Accordingly, based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016. Management expects that a substantial portion of its remediation efforts will be completed by the end of the second quarter for fiscal 2017, with final testing of the effectiveness of the Company's controls occurring at the end of fiscal 2017.

(b) Changes in internal controls over financial reporting.

In July, 2016, the Company implemented a new ERP system (Microsoft Dynamics) at its Minneapolis location and a new global financial reporting consolidation tool (Hyperion). In addition, the Company commenced its on-going remediation efforts to address the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year-ended June 30, 2016.

As previously announced, we acquired Space on July 1, 2016 and ACD on August 1, 2016. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

The results reported in this quarterly report include those of Space and ACD.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 9, 2016, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended September 30, 2016. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: November 9, 2016	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 9, 2016	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements..