Form 10-Q
period 2016-12-31
BIO-TECHNE Corp
filed 2017-02-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016, or

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

At February 6, 2017, 37,311,809 shares of the Company's Common Stock (par value $0.01) were outstanding

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$131,807	$120,907	$262,388	$233,288
Cost of sales	46,725	39,320	92,837	76,310
Gross margin	85,082	81,587	169,551	156,978
Operating expenses:
Selling, general and administrative	55,655	34,585	101,918	67,625
Research and development	13,281	10,977	26,046	22,299
Total operating expenses	68,936	45,562	127,964	89,924
Operating income	16,146	36,025	41,587	67,054
Other income (expense)	(2,607)	(651)	(3,921)	167
Earnings before income taxes	13,539	35,374	37,666	67,221
Income taxes	7,226	9,523	15,071	18,662
Net earnings	$6,313	$25,851	$22,595	$48,559
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,066)	(7,514)	(13,301)	(20,410)
Unrealized gain (loss) on available-for-sale investments, net of tax of $(1,889), $(3,466), $(2,060), and $306, respectively	6,778	9,602	16,486	(523)
Other comprehensive (loss) income	(3,288)	2,088	3,185	(20,933)
Comprehensive income (loss)	$3,025	$27,939	$25,780	$27,626
Earnings per share:
Basic	$0.17	$0.70	$0.61	$1.31
Diluted	$0.17	$0.69	$0.60	$1.30
Cash dividends per common share:	$0.32	$0.32	$0.64	$0.64
Weighted average common shares outstanding:

Basic	37,308	37,189	37,294	37,179
Diluted	37,478	37,301	37,475	37,309

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2016 (unaudited)	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$58,936	$64,237
Short-term available-for-sale investments	56,559	31,598
Trade accounts receivable, less allowance for doubtful accounts of $614 and $555, respectively	104,368	93,393
Inventories	66,089	57,102
Prepaid expenses	8,154	7,561
Total current assets	294,106	253,891
Property and equipment, net	131,952	132,362
Intangible assets, net	493,542	310,524
Goodwill	557,731	430,882
Other assets	42,694	1,922
Total Assets	$1,520,025	$1,129,581
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$12,908	$20,653
Salaries, wages and related accruals	15,610	14,868
Accrued expenses	19,861	8,371
Contingent consideration payable	63,500	-
Income taxes payable	-	1,779
Deferred revenue, current	4,852	4,717
Related party note payable, current	3,595	3,759
Total current liabilities	120,326	54,147
Deferred income taxes	133,239	62,837
Long-term debt obligations	343,659	91,500
Long-term contingent consideration payable	28,600	38,500
Other long-term liabilities	3,628	3,317
Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,310,142 and 37,253,771, respectively	373	372
Additional paid-in capital	188,415	178,760
Retained earnings	769,005	770,553
Accumulated other comprehensive loss	(67,220)	(70,405)
Total shareholders' equity	$890,573	$879,280
Total Liabilities and Shareholders' Equity	$1,520,025	$1,129,581

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,595	$48,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,250	21,275
Costs recognized on sale of acquired inventory	8,069	2,357
Deferred income taxes	(4,384)	(1,436)
Stock-based compensation expense	7,245	4,359
Fair value adjustment to contingent consideration payable	12,400	-
Other	123	204
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	(6,406)	5,413
Inventories	(2,497)	(4,559)
Prepaid expenses	235	(1,510)
Trade accounts payable and accrued expenses	5,248	(2,071)
Salaries, wages and related accruals	(2,466)	(987)
Income taxes payable	(1,730)	(1,232)
Net cash provided by operating activities	67,682	70,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(255,929)	(82,888)
Proceeds from maturities of available-for-sale investments	1,592	3,930
Purchase of available-for-sale investments	(1,625)
Additions to property and equipment	(5,295)	(11,008)
Purchase of equity investment	(40,000)	-
Net cash used in investing activities	(301,257)	(89,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(23,871)	(23,796)
Proceeds from stock option exercises	2,105	1,175
Excess tax benefit from stock option exercises	305	120
Borrowings under line-of-credit agreement	368,410	77,000
Payments on line-of-credit	(116,500)	(26,000)
Net cash provided by (used in) financing activities	230,449	28,499
Effect of exchange rate changes on cash and cash equivalents	(2,175)	(985)
Net increase (decrease) in cash and cash equivalents	(5,301)	7,920
Cash and cash equivalents at beginning of period	64,237	54,532
Cash and cash equivalents at end of period	$58,936	$62,452

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2016, included in the Company's Annual Report on Form 10-K for fiscal 2016. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2016. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. We adopted this standard on July 1, 2016, applying it prospectively to all arrangements entered into or materially modified on or after July 1, 2016. Adoption of this standard did not have a significant impact on our results of operations or financial position.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. When recording the purchase price allocation for a business combination in the financial statements, an acquirer may record preliminary amounts when measurements are incomplete as of the end of a reporting period. When the required information is received to finalize the purchase price allocation, the preliminary amounts are adjusted. These adjustments are referred to as measurement-period adjustments. This standard eliminates the requirement to restate prior period financial statements for measurement-period adjustments. Instead, it requires that the cumulative impact of a measurement-period adjustment be recognized in the reporting period in which the adjustment is identified. We adopted this standard on July 1, 2016, applying it prospectively. Application of this standard did not have a significant impact on our results of operations or financial position.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We elected to early adopt this standard as of July 1, 2016. As our consolidated statement of cash flows presentation was in compliance with the new guidance, adoption of this standard had no impact on our consolidated financial statements.

Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on July 1, 2018. In addition, in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. These standards are intended to clarify aspects of ASU No. 2014-09 and are effective for us upon adoption of ASU No. 2014-09. We are currently assessing the impact of these standards on our consolidated financial statements, as well as the method of transition that we will use in adopting the new guidance.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This provision would require inventory that was previously recorded using first-in, first-out (“FIFO”) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be July 1, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of the adoption of ASU 2015-11 and whether it would have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2017, which for us is July 1, 2018. Early adoption is permitted. We do not expect the application of this standard to have a significant impact on our result of operations or financial position.

In February, 2016, FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is July 1, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is July 1, 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is July 1, 2019. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

Note 2. Selected Balance Sheet Data:

Available-For-Sale Investments:

The fair value of the Company's available-for-sale investments at December 31, 2016 and June 30, 2016 were $56.6 million and $31.6 million, respectively. The increase was caused by the addition of $5.1 million in corporate bond securities held by Advanced Cell Diagnostics (ACD), and the investment of $1.3 million of available cash in China into certificates of deposit. The remaining difference is due to a $17.7 million change in the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI). The amortized cost basis of the Company's investment in CCXI at December 31, 2016 and June 30, 2016 was $29.5 million.

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2016	2016
Raw materials	$22,201	$22,963
Finished goods	43,888	34,139
Inventories, net	$66,089	$57,102

At December 31, 2016, the Company had $66.1 million of inventory compared to $57.1 million as of June 30, 2016. The increase from June 30 is primarily due to $9.6 million of additional inventory at ACD which was acquired on August 1, 2016. At both December 31, 2016 and June 30, 2016, the Company had approximately $24 million of excess protein, antibody and chemically-based inventory on hand which was not valued.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2016	2016

Land	$6,270	$6,270
Buildings and improvements	157,337	157,963
Machinery and equipment	90,033	82,018
Property and equipment, cost	253,640	246,251
Accumulated depreciation and amortization	(121,688)	(113,889)
Property and equipment, net	$131,952	$132,362

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2016	2016

Developed technology	$232,557	$120,611
Trade names	81,554	63,706
Customer relationships	272,082	191,118
Non-compete agreements	3,455	3,284
Intangible assets	589,648	378,719
Accumulated amortization	(96,106)	(75,595)
Net amortizable intangible asset	493,542	303,124
In process research and development	-	7,400
Intangible assets, net	$493,542	$310,524

Changes to the carrying amount of net intangible assets for the six months ended December 31, 2016 consist of (in thousands):

Beginning balance	$310,524
Acquisitions (Note 3)	208,869
Amortization expense	(21,815)
Currency translation	(4,036)
Ending balance	$493,542

The estimated future amortization expense for intangible assets as of December 31, 2016 is as follows (in thousands):

2017	$23,193
2018	46,255
2019	45,510
2020	44,869
2021	44,528
2022	42,930
Thereafter	246,257
Total	$493,542

Goodwill:

Changes to the carrying amount of goodwill for the six months ended December 31, 2016 consist of (in thousands):

	Biotechnology	Diagnostics	Protein Platforms	Total
Beginning balance	$105,181	$105,729	$219,972	$430,882
Acquisitions (Note 3)	130,587			130,587
Prior year acquisitions (Note 3)			1,809	1,809
Currency translation	(2,580)		(2,967)	(5,547)
Ending balance	$233,188	$105,729	$218,814	$557,731

We evaluate the carrying value of goodwill in the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company used a “step zero” qualitative test to assess two of its three reporting units during the fourth quarter for fiscal year 2016. The estimated fair values of these reporting units using “step zero” testing substantially exceeded their respective carrying values. The company elected to utilize a “step one” quantitative test for the Protein Platforms reporting unit given that this is a newer reporting unit created primarily through acquisitions. Based on the “step one” testing performed, no adjustment to the carrying value of goodwill was necessary. All of the reporting units had substantial headroom as of June 30, 2016

No triggering events were identified during the six months ended December 31, 2016. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

Other Assets:

Other Assets consist of (in thousands):

	December 31,	June 30,
	2016	2016
Investments	$40,000	$-
Other	2,694	1,922
	$42,694	$1,922

At December 31, 2016, the Company had $42.7 million of other assets compared to $1.9 million as of June 30, 2016. The increase from June 30 is due to a $40.0 million investment in Astute Medical, Inc. during the second quarter of fiscal year 2017. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were identified in the period ended December 31, 2016.

Note 3. Acquisitions:

We periodically complete business combinations that align with our business strategy. Acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their respective dates of acquisition. Acquisition costs are recorded in selling, general and administrative expenses as incurred.

Space Import-Export, Srl

On July 1, 2016 Bio-Techne acquired all the outstanding stock of Space Import-Export, Srl (Space) of Milan, Italy for the equivalent of approximately $9 million. Space is a long and trusted partner of Bio-Techne, distributing its products since 1985 and creating a very effective and visible presence in the Italian market. The acquisition resulted in goodwill as we expect strategic benefits from expected revenue growth from increased market penetration from future customers. The goodwill is not deductible for income tax purposes. The business became part of the Company’s Biotechnology reportable segment in the first quarter of 2017.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize these by the filing of the 2017 Form 10-K when our valuation models for acquired intangible assets are completed, including the determination of related estimated useful lives. Amounts for intangible assets, and related deferred tax liabilities, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed in each acquisition, pending final valuation of intangible assets, are as follows (in thousands):

Space
Current assets, net of cash	$2,128
Equipment	159
Intangible assets:
Customer relationships	6,769
Goodwill	3,100
Total assets acquired	12,156
Liabilities	1,884
Deferred income taxes, net	1,708
Net assets acquired	$9,004

Cash paid, net of cash acquired	$9,004

Advanced Cell Diagnostics (ACD)

On August 1, 2016, Bio-Techne acquired all of the outstanding stock of ACD for approximately $250 million, plus contingent consideration of up to $75 million as follows:

●	$25 million can be earned if calendar year 2016 revenues equal or exceed $30 million.
●	an additional $50 million can be earned if calendar year 2017 revenues equal or exceed $45 million.

If the revenue hurdle related to the 2016 calendar year is not met, the $25 million can be earned if the calendar year 2017 revenue hurdle is met. If the 2016 revenue hurdle is met, and calendar year 2017 revenues exceed $40 million but are less than $45 million, a reduced earn-out payment will be made for calendar year 2017, calculated on a sliding scale. Changes to this estimate as of December 31, 2016 are discussed in Note 4.

The goodwill recorded as a result of the ACD acquisition represents the strategic benefits of growing the Company's product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes. The business became part of the Company’s Biotechnology reportable segment in the first quarter of 2017.

Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts recognized as information necessary to complete the analysis is obtained. The Company expects to finalize these by the filing of the 2017 Form 10-K when our valuation models for acquired intangible assets are completed, including the determination of related estimated useful lives. Amounts for inventory, intangible assets, deferred tax assets and liabilities, and goodwill remain subject to change.

The following table (in thousands) summarizes the value of ACD assets acquired and liabilities assumed as of the acquisition date. Also summarized in the table, subsequent to the acquisition, net adjustments of $7.0 million have been made to the preliminary purchase price allocation of deferred taxes based on updated estimates, with a corresponding adjustment to goodwill. Additionally, we made a $0.7 million working capital adjustment payment made during the second quarter.

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Updated Allocation at December 31, 2016
Current assets, net of cash	$25,196		$25,196
Equipment	2,757		2,757
Other long-term assets	3,812		3,812
Intangible assets:
Developed technology	107,000		107,000
Trade name	17,000		17,000
Customer relationships	77,000		77,000
Non-compete agreement	200		200
Goodwill	133,780	6,293	127,487
Total assets acquired	366,772		360,479
Liabilities	3,591		3,591
Deferred income taxes, net	78,761	(7,027)	71,734
Net assets acquired	$284,393		$285,127

Cash paid, net of cash acquired	$246,193	734	$246,927
Fair value contingent consideration	38,200		38,200
Net assets acquired	$284,393		$285,127

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisitions based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2017 are estimated to be 15 years for developed technology, 7.5 years for trade names, 10 years for customer relationships, and 2 years for non-competes. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

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

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$131,807	$127,008	$263,605	$244,698
Net income	30,170	26,918	50,161	49,470

Prior Year Acquisitions

During the six months ended December 31, 2016, we made certain purchase accounting for the acquisition of Zephyrus Biosciences, Inc. (Zephyrus), which was acquired in March 2016 for which purchase accounting was still open as of June 30, 2016. Further information regarding this acquisition can be found under the caption “Note 2: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. The adjustments recorded during six months ended December 31, 2016 included a $3.0 million increase to the contingent consideration liability resulting from the finalization of the valuation model, a $0.9 million increase to intangible assets resulting valuation model adjustments, and a $0.3 million increase to net deferred tax assets. A corresponding $1.8 million increase was recorded to goodwill from the preliminary amount recorded as of June 30, 2016. The Company will finalize the purchase accounting for this acquisition during the third quarter when our valuation models for acquired intangible assets are completed, including the determination of related estimated useful lives. Amounts for intangible assets, related deferred tax liabilities, and goodwill remain subject to change.

Note 4. Fair Value Measurements:

The company’s financial instruments include cash and cash equivalents, available for sale investments, accounts receivable, accounts payable, contingent consideration obligations, and long-term debt.

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This standard also establishes a hierarchy for inputs used in measuring fair value. This standard maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances.

The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable for the asset or liability and their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for the investments, such that the determination of fair value requires significant judgment or estimation.

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2016	Level 1	Level 2	Level 3
Assets
Corporate stocks (1)	$47,134	$47,134	$-	$-
Corporate bonds (1)	5,101		5,101	-
Total Assets	$52,235	$47,134	$5,101	$-

Liabilities
Contingent Consideration	$92,100	$-	$-	$92,100

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2016	Level 1	Level 2	Level 3
Assets
Corporate Stocks (1)	$28,582	$28,582	$-	$-
Corporate bonds	-	-	-	-
Total Assets	$28,582	$28,582	$-	$-

Liabilities
Contingent Consideration	$38,500	$-	$-	$38,500

(1)	Included in available for sale securities on the balance sheet

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. All of our Level 2 assets have maturity dates of less than one year. There were no transfers into or out of our Level 2 financial assets during the six months ended December, 2016.

The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities or contingent consideration, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio. We may also incur changes to our contingent consideration liability as discussed below.

In connection with the Advanced Cell Diagnostics acquisition discussed in Note 3, as well as with the Zephyrus and CyVek acquisitions which occurred in prior years we are required to make contingent payments, subject to the entities achieving certain sales and revenue thresholds. The contingent consideration consideration payments are up to $35 million, $7 million and $75 million related to the CyVek, Zephyrus, and ACD acquisitions, respectively. The fair value of the liabilities for the contingent payments recognized upon each acquisition as part of the purchase accounting opening balance sheet totaled $79.7 million ($35.0 million for CyVek, $6.5 million for Zephyrus, and $38.2 million for ACD) and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculation units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2016 (in thousands):

	Three months ended,	Six months ended
	December 31, 2016	December 31, 2016
Fair value at the beginning of period	$82,000	$38,500
Purchase price contingent consideration (Note 3)	(400)	41,200
Change in fair value of contingent consideration	10,500	12,400
	$92,100	$92,100

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.

Long-term debt – The carrying amounts reported in the consolidated balance sheets for the amount drawn on our line-of-credit facility approximates fair value because our interest rate is variable and reflects current market rates.

Note 5. Debt and Other Financing Arrangements:

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

The Credit Agreement matures on July 28, 2021 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2016, the outstanding balance under the Credit Agreement was $343.5 million.

Note 6. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2016 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(5,542)	$(64,863)	$(70,405)
Other comprehensive income (loss)	16,486	(13,301)	3,185
Ending balance	$10,944	$(78,164)	$(67,220)

Note 7. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Weighted average common shares outstanding-basic	37,308	37,189	37,294	37,179
Dilutive effect of stock options and restricted stock units	170	112	181	130
Weighted average common shares outstanding-diluted	37,478	37,301	37,475	37,309

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 2.0 million and 1.2 million for the six months ended December 31, 2016 and 2015, respectively.

Note 8. Share-based Compensation:

During the six months ended December 31, 2016 and 2015, the Company granted 1.1 million and 777,000 stock options at weighted average grant prices of $107.40 and $105.67 and weighted average fair values of $18.13 and $18.59, respectively. During the six months ended December 31, 2016 and 2015, the Company granted 64,931 and 35,000 restricted stock units at a weighted average fair value of $109.36 and $105.01, respectively. During the six months ended December 31, 2016 and 2015, the Company granted 23,965 and 19,994 shares of restricted stock at grant date fair values of $104.94 and $99.53, respectively.

Stock options for 23,145 and 13,000 shares of common stock with total intrinsic values of $1.0 million and $0.5 million were exercised during the six months ended December 31, 2016 and 2015, respectively.

Stock-based compensation expense of $4.1 million and $2.3 million was included in selling, general and administrative expenses for the three months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense of $7.2 million and $4.4 million was included in selling, general and administrative expenses for the six months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $33.0 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.7 years.

Note 9. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest expense	$(1,835)	$(400)	$(3,178)	$(851)
Interest income	89	51	138	112
Other non-operating income (expense), net	(861)	(302)	(881)	906
Other income (expense)	$(2,607)	$(651)	$(3,921)	$167

Note 10. Income Taxes:

The company’s tax rate was 53.4% and 26.9% for the second quarter of fiscal year 2017 and 2016, respectively and 40.0% and 27.8% for the first six months of fiscal year 2017 and 2016, respectively. The changes in the company’s tax rate for the second quarter and first six months of fiscal year 2017 compared to second quarter and first six months of 2016 were primarily driven by the tax rate impact of discrete tax items.

The company recognized net expense related to discrete tax items of $4.5 million during the second quarter of fiscal year 2017 and net expense related to discrete tax items of $4.5 million during the first six months of fiscal year 2017. Second quarter and year to date net discrete expense included a $4.6 million expense related to the revaluation of contingent consideration which is not tax deductible. No material discrete tax items were recorded during the second quarter or first six months of fiscal year 2016.

Note 11. Segment Information:

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales:
Biotechnology	$85,953	$75,854	$172,740	$151,597
Diagnostics	24,330	25,723	48,563	46,085
Protein Platforms	21,548	19,337	41,121	35,634
Intersegment	(24)	(7)	(36)	(28)
Consolidated net sales	$131,807	$120,907	$262,388	$233,288
Segment operating income:
Biotechnology	$39,474	$39,986	$81,954	$79,302
Diagnostics	5,801	7,297	12,104	12,010
Protein Platforms	1,843	1,528	2,052	356
Subtotal reportable segments	47,118	48,811	96,110	91,668
Costs recognized on sale of acquired inventory	(3,848)	(1,245)	(8,069)	(2,357)
Amortization of acquisition related intangible assets	(11,627)	(7,361)	(21,815)	(14,772)
Acquisition related expenses	(10,732)	(670)	(15,101)	(970)
Stock based compensation	(4,055)	(2,321)	(7,245)	(4,359)
Corporate general, selling, and administrative	(710)	(1,189)	(2,293)	(2,156)
Consolidated operating income	$16,146	$36,025	$41,587	$67,054

Note 12. Subsequent Events:

In January 2017 we determined that the sales threshold for the first Zephyrus contingent consideration milestone was met. We settled this liability for $3.5 million on January 17, 2017.

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

On August 1, 2016, Bio-Techne closed on the acquisition of Advanced Cell Diagnostics (ACD) for $250 million in cash plus contingent consideration of up to $75 million due upon the achievement of certain milestones. ACD's RNA-ISH technology facilitates and improves the monitoring of gene expression patterns and has usefulness in both the research and diagnostics markets.

RESULTS OF OPERATIONS

Consolidated net sales increased 9% and 13% for the quarter and six months ended December 31, 2016, respectively, compared to the same prior-year periods. Consolidated net sales for the quarter and six months ended December 31, 2016 were affected by the Space and ACD acquisitions. Organic growth was 2% and 6% for quarter and six months ended December 31, 2016, respectively, compared to the same prior-year periods, with acquisitions contributing 8% and foreign currency translation having negative impacts of 1%.

Consolidated net earnings decreased 76% and 54% for the quarter and six months ended December 31, 2016 compared to the same prior-year periods primarily due to increased acquisition-related intangible amortization, and costs recognized upon sale of acquired inventory and acquisition-related expenses.

The adjusted financial measures discussed below quantify the impact the following events had on reported net sales, gross margin percentages, selling, general and administrative expenses, net earnings and earnings per share for the periods ended December 31, 2016 as compared to the same prior-year periods:

●	the acquisitions of Space and ACD in the current fiscal year, including the impact of amortizing intangible assets and the recognition of costs upon the sale of inventory written-up to fair value;
●	fluctuations in exchange rates used to convert transactions in foreign currencies (primarily the Euro, British pound sterling, Canadian dollar, Chinese yuan, and Japanese yen) to U.S. dollars;

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

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2016 were $131.8 million and $262.4 million, respectively, increases of 9% and 12% from the same prior-year periods. Organic growth for the quarter and six months ended December 31, 2016 was 2% and 6%, respectively. Reported net sales for the quarter and six months ended December 31, 2016 included growth from acquisitions of 8% and negative impacts of foreign currency translations of 1%.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2016 were 64.6%, compared to 67.5% and 67.3%, respectively, for the comparable prior-year periods. Consolidated gross margins for the quarter and six months ended December 31, 2016 and December 31, 2015 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Consolidated gross margin percentage	64.6%	67.5%	64.6%	67.3%
Identified adjustments
Costs recognized upon sale of acquired inventory	2.9%	1.0%	3.1%	1.0%
Amortization of intangibles	3.5%	2.3%	3.3%	2.4%
Adjusted gross margin percentage	71.0%	70.8%	71.0%	70.7%

Consolidated adjusted gross margins were 71.0% for the quarter and six months ended December 31, 2016, up 20 basis points from the quarter ended December 31, 2015 due to changes in the product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.1 million (60.9%) and $34.3 million (50.7%) for the quarter and six months ended December 31, 2016 from the same prior-year periods.

The increase for the quarter ended December 31, 2016 was driven by additional expenses associated with the Space and ACD acquisitions including $5.8 million of selling, general and administrative expenses, a $2.7 million increase in acquisition intangible amortization, and a $10.5 million change in the fair value of contingent consideration. The remainder of the increase in selling, general and administrative expense was primarily due to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

The increase for the six months ended December 31, 2016 was driven by additional expenses associated with the Space and ACD acquisitions including $9.5 million of selling, general and administrative expenses, a $4.5 million increase in acquisition intangible amortization, and a $12.4 million change in the fair value of contingent consideration. The remainder of the increase in selling, general and administrative expense was primarily due to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

Research and Development Expenses

Research and development expenses for the quarter and six months ended December 31, 2016 increased $2.3 million (21.0%) and $3.7 million (16.8%) from the same prior-year periods primarily due to expenses by companies acquired since the prior year.

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

Biotechnology

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales (in thousands)	$85,953	$75,854	$172,740	$151,597
Operating income margin percentage	45.9%	52.7%	47.4%	52.3%

Biotechnology net sales for the quarter and six months ended December 31, 2016 were $86.0 million and $172.7 million, respectively, with reported growth of 13% and 14% compared to the same prior-year periods. Organic growth for the quarter and six months ended December 31, 2016 was 2% and 4%, respectively, with acquisitions contributing 13% and 12% to segment growth, respectively, and foreign currency translations having unfavorable impacts of 2%.

For the second quarter ended December 31, 2016, segment growth was fairly consistent globally, with the U.S., China, and APAC all growing in the low single-digits. In the U.S., growth in the bio/pharma and academic end-markets were also fairly consistent, but with bio/pharma demand decelerating from the rate of growth it has experienced in many previous consecutive quarters. China’s growth was also lower than past quarters due to pending government regulation on immunotherapies used in hospitals to treat cancers and other diseases. Our reagents have a strong position in this end-market, and while impacted temporarily by the Chinese government’s action, should benefit in the future as these regulations are finalized and these therapies resume. In Europe, demand was solid, with mid-single-digit growth lead by the Bio/Pharma end-market. The operating income margin for the quarter was 45.9% and 47.4% for the six months ended December 31, 2016, compared to 52.7% and 52.3% for the same prior-year periods. The lower operating income margins are the result of lower margin acquisitions, namely ACD, made in this segment.

Diagnostics (formerly Clinical Controls)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net sales (in thousands)	$24,330	$25,723	$48,563	$46,085
Operating income margin percentage	23.8%	28.4%	24.9%	26.1%

Diagnostics net sales for the quarter and six months ended December 31, 2016 were $24.3 million and $48.6 million, respectively, a decrease of 5% and an increase of 5% compared to the same prior-year periods. All results for quarter and six months ended December 31, 2016 was organic. As in past quarters, timing of OEM orders impacted growth, this time unfavorably in the quarter and favorably in six months ended December 31, 2016.

Operating income margin for the segment was 23.8% and 24.9% for the quarter and six months ended December 31, 2016, compared to 28.4% and 26.1% for the same prior-year periods. The lower operating margins were primarily attributable to lower volume leverage and margin mix of product sales.

Protein Platforms

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net sales (in thousands)	$21,548	$19,337	$41,121	$35,634
Operating income margin percentage	8.6%	7.9%	5.0%	1.0%

Net sales for Protein Platforms for the quarter and six months ended December 31, 2016, were $21.5 million and $41.1 million, respectively, with reported growth of 11% and 15% compared to the same prior-year periods. Organic growth for the quarter and six months ended December 31, 2016 was 12% and 16%, respectively, with acquisitions contributing 1% to segment growth and foreign currency translations having unfavorable impacts of 2%. Growth for the segment was broad-based among most major regions and product lines with particular contribution from our next-generation iCE instrument, Maurice. The Protein Platforms segment's operating margin was 8.6% and 5.0% for the quarter and six months ended December 31, 2016 compared to 7.9% and 1.0% for the same prior-year periods. The higher segment operating margin was primarily attributable to higher volume leverage.

Income Taxes

Income taxes for the quarter ended December 31, 2016 were at an effective rate of 53.3% of consolidated earnings before income taxes compared to 26.9% for the quarter ended December 31, 2015. The increase is primarily due to an unfavorable discrete expense of $4.5 million in the second quarter of fiscal 2017 primarily related to the revaluation of contingent consideration which is not a tax deductible expense. Income taxes for the six months ended December 31, 2016 were at an effective rate of 40.0% compared to 26.0% for the six months ended December 31, 2015. The increase is primarily due to an unfavorable discrete event in the second quarter of fiscal 2017 related to the revaluation of contingent consideration which is not a tax deductible expense.

The forecasted tax rate as of the second quarter of fiscal 2017 before discrete items is 28.1% compared to the prior year rate as of the second quarter of fiscal 2016 before discrete items of 30.5%. The 2.4% reduction in the rate was primarily by geographic mix of income. Excluding the impact of fair value adjustments to contingent consideration, the Company expects the consolidated income tax rate for the remainder of fiscal 2017 to range from 30% to 32%.

Net Earnings

Adjusted consolidated net earnings are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net earnings	$6,313	$25,851	$22,595	$48,559
Identified adjustments:
Costs recognized upon sale of acquired inventory	3,848	1,245	8,069	2,357
Amortization of intangibles	11,627	7,361	21,815	14,772
Acquisition related expenses	10,732	670	15,101	970
Stock based compensation	4,055	2,321	7,245	4,359
Tax impact of above adjustments	(5,649)	(3,492)	(11,943)	(6,869)
Tax impact of research and development credit	318	(724)	-	(724)
Tax impact of foreign adjustments	(832)	(405)	(832)	(1,167)
Adjusted net earnings	$30,412	$32,827	$62,050	$62,257
Adjusted net earnings growth	-7.4%	3.3%	-0.3%	-3.3%

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, cash and cash equivalents and available-for-sale investments were $115 million compared to $96 million at June 30, 2016. Included in available-for-sale-investments at December 31, 2016 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $47.1 million. The fair value of the Company's CCXI investment at June 30, 2016 was $28.6 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2016. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $35 million, $75 million and $7 million related to the CyVek, ACD and Zephyrus acquisitions, respectively. The fair value of these payments are $35 million, $50.4 million, and $6.7 million, as of December 31, 2016.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $67.7 million from operating activities in the first six months of fiscal 2017 compared to $70.4 million in the first six months of fiscal 2016. The decline from the prior year was primarily due to increases in operating assets and declines in operating liabilities, net of acquisitions.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Cash paid for acquisitions was incrementally higher during the first six months of fiscal 2017 against the first six months of fiscal 2016 with net cash paid of $255.9 million for the ACD and Space acquisitions during the first six months fiscal 2017 compared to $82.9 million for the Cliniqa acquisition which occurred during the first six months of fiscal 2016.

On December 14, 2016, the Company investment $40.0 million Astute Medical Inc. which was financed primarily through our revolving line-of-credit facility.

Capital expenditures for fixed assets for the first six months of fiscal 2017 and 2016 were $5.3 million and $11.0 million, respectively. Capital expenditures for the first six months of fiscal 2017 were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2017 are expected to be approximately $10.0 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first six months of fiscal 2017 and 2016, the Company paid cash dividends of $23.9 million and $23.8 million, respectively, to all common shareholders. On February 7, 2017 the Company announced the payment of a $0.32 per share cash dividend, or approximately $11.9 million, will be payable March 3, 2017 to all common shareholders of record on February 17, 2017.

Cash of $2.1 million and $1.2 million was received during the first six months of fiscal 2017 and 2016, respectively, from the exercise of stock options.

During the first six months of fiscal 2017, the Company paid the balance of its previous line-of-credit facility in an amount of approximately $116.5 million and drew $368.4 million under its new revolving line-of-credit facility to fund operations and its acquisition of ACD. During the first six months of fiscal 2016, the Company drew $77 million under its previous revolving line-of-credit facility to fund its acquisition of Cliniqa and made repayments on the line of credit of $26 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the six months ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2016 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2017 that would require disclosure. There have been no changes to the Company's policies in the first six months of fiscal 2017.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2016 as filed with the Securities and Exchange Commission and Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2016, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $47.1 million. At December 31, 2016, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $4.7 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the six months ended December 31, 2016, approximately 27% of consolidated net sales were made in foreign currencies, including 13% in euros, 4% in British pound sterling, 5% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Euro	$1.08	$1.10	$1.10	$1.10
British pound sterling	1.24	1.52	1.28	1.53
Chinese yuan	.146	.156	.148	.156
Canadian dollar	.75	.75	.76	.76

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2016 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$2,085
Decrease in translation of net assets of foreign subsidiaries	35,310
Additional transaction losses	1,526

 ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended June 30, 2016 and described in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 were not effectively remediated as of December 31, 2016 due to the fact that an insufficient period of time has passed for management to implement and test its remediation plan. Accordingly, based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016. Management expects that a substantial portion of its remediation efforts will be completed by the third quarter of fiscal 2017, with final testing of the effectiveness of the Company's controls occurring at the end of fiscal 2017.

 (b) Changes in internal controls over financial reporting.

In July, 2016, the Company implemented a new ERP system (Microsoft Dynamics) at its Minneapolis location and a new global financial reporting consolidation tool (Hyperion). In addition, the Company commenced its on-going remediation efforts to address the material weaknesses in internal control over financial reporting described in the Company's Annual Report on Form 10-K for the year-ended June 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 9, 2017, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the six months ended December 31, 2016. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: February 9, 2017	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 9, 2017	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10- Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.