Form 10-Q/A
period 2016-09-30
BIO-TECHNE Corp
filed 2017-03-21
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q/A

(Amendment No 1)

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

At November 4, 2016, 37,309,642 shares of the Company's Common Stock (par value $0.01) were outstanding

EXPLANATORY NOTE

Bio-Techne Corporation. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Quarterly Report on Form 10-Q (“Form 10-Q”) for period ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, solely to amend the following exhibits:

●	Exhibit 31.1, Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002
●	Exhibit 31.2, Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002
●	Exhibit 32.1, Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002
●	Exhibit 32.2, Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

These exhibits as originally filed incorrectly listed the name of the registrant as Techne Corporation. The revised Exhibits included in this Amendment list correctly list the name of the registrant as Bio-Techne Corporation.

As required by the applicable rules, the revised Section 302 and Section 906 certifications from the Company’s Chief Executive Officer and Chief Financial Officer are listed under the current date.

Except as described above, no other revisions or amendments have been made to Part II, Item 6, or any other portion of the Form 10-Q. This Amendment does not reflect events occurring after November 9, 2016, the date of the original filing of the Form 10-Q, or modify or update any disclosures that may have been affected by subsequent events.

PART II

Item 6.  Exhibits

The following documents are filed as exhibits to this Report.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bio-Techne Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2017.

BIO-TECHNE CORPORATION
(Registrant)

By:	/s/Brenda S. Furlow
Brenda S. Furlow
Senior Vice President, General Counsel and Secretary

2