Form 10-Q/A
period 2016-12-31
BIO-TECHNE Corp
filed 2017-03-21
CIK 842023

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

EXPLANATORY NOTE

Bio-Techne Corporation. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Quarterly Report on Form 10-Q (“Form 10-Q”) for period ended December 31, 2016, filed with the Securities and Exchange Commission on February 9, 2017, solely to amend the following exhibits:

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

Except as described above, no other revisions or amendments have been made to Part II, Item 6, or any other portion of the Form 10-Q. This Amendment does not reflect events occurring after February 9, 2017, the date of the original filing of the Form 10-Q, or modify or update any disclosures that may have been affected by subsequent events.

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