Form 10-Q
period 2017-03-31
BIO-TECHNE Corp
filed 2017-05-10
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b- 2).    ☐  Yes    ☒  No

At May 5, 2017, 37,333,499 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$144,037	$130,973	$406,425	$364,261
Cost of sales	49,854	40,984	142,691	117,294
Gross margin	94,183	89,989	263,734	246,967
Operating expenses:
Selling, general and administrative	48,107	35,217	150,025	102,842
Research and development	13,771	11,245	39,817	33,544
Total operating expenses	61,878	46,462	189,842	136,386
Operating income	32,305	43,527	73,892	110,581
Other income (expense)	(2,275)	(1,037)	(6,196)	(870)
Earnings before income taxes	30,030	42,490	67,696	109,711
Income taxes	8,641	12,199	23,712	30,861
Net earnings	$21,389	$30,291	$43,984	$78,850
Other comprehensive income:
Foreign currency translation adjustments	2,400	7,128	(10,899)	(13,262)
Unrealized gain (loss) on available-for-sale investments, net of tax of $293, $3,611, $(1,767), and $3,917, respectively	(475)	(32,081)	16,010	(32,605)
Other comprehensive (loss) income	1,925	(24,953)	5,111	(45,867)
Comprehensive income (loss)	$23,314	$5,338	$49,095	$32,983
Earnings per share:
Basic	$0.57	$0.81	$1.18	$2.12
Diluted	$0.57	$0.81	$1.17	$2.11
Cash dividends per common share:	$0.32	$0.32	$0.96	$0.96
Weighted average common shares outstanding:

Basic	37,320	37,196	37,303	37,185
Diluted	37,494	37,299	37,486	37,307

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2017 (unaudited)	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$59,840	$64,237
Short-term available-for-sale investments	53,780	31,598
Trade accounts receivable, less allowance for doubtful accounts of $659 and $555, respectively	118,335	93,393
Inventories	63,767	57,102
Prepaid expenses	10,320	7,561
Total current assets	306,042	253,891
Property and equipment, net	132,146	132,362
Intangible assets, net	482,693	310,524
Goodwill	569,738	430,882
Other assets	42,812	1,922
Total Assets	$1,533,431	$1,129,581
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$12,034	$20,653
Salaries, wages and related accruals	16,886	14,868
Accrued expenses	23,430	8,371
Contingent consideration payable	67,280	-
Income taxes payable	1,920	1,779
Deferred revenue, current	6,072	4,717
Related party note payable, current	14,578	3,759
Total current liabilities	142,200	54,147
Deferred income taxes	132,072	62,837
Long-term debt obligations	343,637	91,500
Long-term contingent consideration payable	3,200	38,500
Other long-term liabilities	4,397	3,317
Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,333,015 and 37,253,771, respectively	373	372
Additional paid-in capital	194,010	178,760
Retained earnings	778,836	770,553
Accumulated other comprehensive loss	(65,294)	(70,405)
Total shareholders' equity	$907,925	$879,280
Total Liabilities and Shareholders' Equity	$1,533,431	$1,129,581

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$43,984	$78,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,288	32,103
Costs recognized on sale of acquired inventory	11,205	3,439
Deferred income taxes	(5,323)	(1,379)
Stock-based compensation expense	11,219	6,676
Fair value adjustment to contingent consideration payable	14,100	-
Contingent consideration, operating	(9,117)	-
Other	331	(229)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	(19,943)	(14,616)
Inventories	(3,576)	(4,237)
Prepaid expenses	(1,913)	(1,046)
Trade accounts payable and accrued expenses	7,298	5,490
Salaries, wages and related accruals	(1,207)	1,896
Income taxes payable	275	562
Net cash provided by operating activities	92,621	107,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(253,941)	(90,888)
Proceeds from maturities of available-for-sale investments	3,624	780
Purchase of available-for-sale investments	(1,625)	-
Additions to property and equipment	(9,311)	(13,844)
Investment in non-consolidated company	(40,000)	-
Net cash used in investing activities	(301,253)	(103,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(35,814)	(35,698)
Proceeds from stock option exercises	3,630	1,923
Excess tax benefit from stock option exercises	402	239
Borrowings under line-of-credit agreement	368,500	77,000
Payments on line-of-credit	(116,500)	(34,500)
Contingent consideration, financing	(14,203)	-
Other	(5)	-
Net cash provided by financing activities	206,010	8,964
Effect of exchange rate changes on cash and cash equivalents	(1,775)	(1,340)
Net increase (decrease) in cash and cash equivalents	(4,397)	11,181
Cash and cash equivalents at beginning of period	64,237	54,532
Cash and cash equivalents at end of period	$59,840	$65,713

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

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. We adopted this standard on July 1, 2016, applying it prospectively to all arrangements entered into or materially modified on or after July 1, 2016. Adoption of this standard did not have a significant impact on our results of operations or financial position.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We elected to early adopt this standard on January 1, 2017. As we have not been required to complete Step 2 of the goodwill impairment test, we do not anticipate that this standard will have an impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This provision would require inventory that was previously recorded using first-in, first-out (“FIFO”) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be July 1, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of the adoption of ASU 2015-11 and whether it would have a material impact on our consolidated financial statements.

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

In February, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is July 1, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is July 1, 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is July 1, 2019. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The standard revises the definition of a business, which affects many areas of accounting such as business combinations and disposals and goodwill impairment. The revised definition of a business will likely result in more acquisitions being accounted for as asset acquisitions, as opposed to business combinations. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2018, which for us is July 1, 2019 required to be applied prospectively to transactions occurring on or after the effective date.

Note 2. Selected Balance Sheet Data:

Available-For-Sale Investments:

The fair value of the Company's available-for-sale investments at March 31, 2017 and June 30, 2016 were $53.8 million and $31.6 million, respectively. The increase was caused by the addition of $3.1 million in corporate bond securities held by Advanced Cell Diagnostics (ACD), and the investment of $1.3 million of available cash in China into certificates of deposit. The remaining difference is due to a $16.9 million change in the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI). The amortized cost basis of the Company's investment in CCXI at March 31, 2017 and June 30, 2016 was $29.5 million.

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2017	2016
Raw materials	$22,661	$22,963
Finished goods	41,106	34,139
Inventories, net	$63,767	$57,102

At March 31, 2017, the Company had $63.8 million of inventory compared to $57.1 million as of June 30, 2016. The increase from June 30 is primarily due to $7.0 million of additional inventory at ACD which was acquired on August 1, 2016. At both March 31, 2017 and June 30, 2016, the Company had approximately $24 million of excess protein, antibody and chemically-based inventory on hand which was not valued. The inventory reserves represent the cumulative write-down of inventory to the lower of cost or market at the close of a fiscal period. The write-down of inventory creates a new cost basis that subsequently is not marked-up based on changes in underlying facts and circumstances.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2017	2016

Land	$6,270	$6,270
Buildings and improvements	157,515	157,963
Machinery and equipment	94,008	82,018
Property and equipment, cost	257,793	246,251
Accumulated depreciation and amortization	(125,647)	(113,889)
Property and equipment, net	$132,146	$132,362

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2017	2016

Developed technology	$232,873	$120,611
Trade names	81,695	63,706
Customer relationships	272,752	191,118
Non-compete agreements	3,457	3,284
Intangible assets	590,777	378,719
Accumulated amortization	(108,084)	(75,595)
Net amortizable intangible asset	482,693	303,124
In process research and development	-	7,400
Intangible assets, net	$482,693	$310,524

Changes to the carrying amount of net intangible assets for the nine months ended March 31, 2017 consist of (in thousands):

Beginning balance	$310,524
Acquisitions (Note 3)	208,869
Amortization expense	(33,504)
Currency translation	(3,196)
Ending balance	$482,693

The estimated future amortization expense for intangible assets as of March 31, 2017 is as follows (in thousands):

2017	$11,651
2018	46,472
2019	45,726
2020	45,086
2021	44,741
2022	43,118
Thereafter	245,899
Total	$482,693

Goodwill:

Changes to the carrying amount of goodwill for the nine months ended March 31, 2017 consist of (in thousands):

	Biotechnology	Diagnostics	Protein Platforms	Total
Beginning balance	$108,802	$103,270	$218,810	$430,882
Acquisitions (Note 3)	141,557			141,557
Prior year acquisitions (Note 3)			1,809	1,809
Currency translation	(2,633)		(1,877)	(4,510)
Ending balance	$247,726	$103,270	$218,742	$569,738

We evaluate the carrying value of goodwill in the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company used a “step zero” qualitative test to assess two of its three reporting units during the fourth quarter for fiscal year 2016. The estimated fair values of these reporting units using “step zero” testing substantially exceeded their respective carrying values. The company elected to utilize a “step one” quantitative test for the Protein Platforms reporting unit given that this is a newer reporting unit created primarily through acquisitions. Based on the “step one” testing performed, no adjustment to the carrying value of goodwill was necessary. All of the reporting units had substantial headroom as of June 30, 2016

No triggering events were identified during the nine months ended March 31, 2017. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

Other Assets:

Other Assets consist of (in thousands):

	March 31,	June 30,
	2017	2016
Investments	$40,385	$385
Other	2,427	1,537
	$42,812	$1,922

At March 31, 2017, the Company had $42.8 million of other assets compared to $1.9 million as of June 30, 2016. The increase from June 30 is due to a $40.0 million investment in Astute Medical, Inc. during the second quarter of fiscal year 2017. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were identified in the period ended March 31, 2017.

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

Space Import-Export, Srl

On July 1, 2016 Bio-Techne acquired all the outstanding stock of Space Import-Export, Srl (Space) of Milan, Italy for the equivalent of approximately $9 million. $6.7 million was paid on the acquisition date and the remaining $2.3 million will be paid on July 1, 2017. Space was a long-time distribution partner of Bio-Techne in the Italian market. The acquisition resulted in goodwill as we expect strategic benefits of revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Company’s Biotechnology reportable segment in the first quarter of 2017.

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

Space
Current assets, net of cash	$2,127
Equipment	159
Intangible assets:
Customer relationships	6,769
Goodwill	3,100
Total assets acquired	12,155
Liabilities	1,444
Deferred income taxes, net	1,708
Net assets acquired	$9,003

Cash paid, net of cash acquired	$6,747
Consideration payable	2,256

Advanced Cell Diagnostics (ACD)

On August 1, 2016, Bio-Techne acquired all of the outstanding stock of ACD for approximately $258 million, net of cash acquired, plus contingent consideration of up to $75 million as follows:

●	$25 million can be earned if calendar year 2016 revenues equal or exceed $30 million.
●	an additional $50 million can be earned if calendar year 2017 revenues equal or exceed $45 million.

During the third quarter, management determined that the calendar year 2016 revenue milestone was met. Refer to Note 4 for discussion of this item as well as discussion of the changes to the estimate for the calendar year 2017 revenue milestone as of March 31, 2017.

Bio-Techne paid $246.9 million on the acquisition date. The remaining $11.0 million will be payed to current employees who held ACD stock at the acquisition date in quarterly installments from March 31, 2017 through March 31, 2018. This liability recorded on the Bio-Techne balance sheet under the caption “Related party note payable, current”.

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

The following table (in thousands) summarizes the value of ACD assets acquired and liabilities assumed as of the acquisition date. Also summarized in the table, subsequent to the acquisition, net adjustments to goodwill of $4.7 million to the preliminary purchase price allocation have been recorded. These net $4.7 million adjustment is comprised of a $11.0 million adjustment to record additional consideration payable which was part of the purchase agreement and a $0.7 million working capital adjustment which were partially offset by a $7.0 million decrease in net deferred tax liabilities based on updated estimates.

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Updated Opening Balance Sheet Allocation at March 31, 2017
Current assets, net of cash	$25,196		$25,196
Equipment	2,757		2,757
Other long-term assets	3,812		3,812
Intangible assets:
Developed technology	107,000		107,000
Trade name	17,000		17,000
Customer relationships	77,000		77,000
Non-compete agreement	200		200
Goodwill	133,780	4,677	138,457
Total assets acquired	366,745		371,422
Liabilities	3,591		3,591
Deferred income taxes, net	78,761	(7,027)	71,734
Net assets acquired	$284,393		$296,097

Cash paid, net of cash acquired	$246,193	734	$246,927
Consideration payable	-	10,970	10,970
Fair value contingent consideration	38,200		38,200
Net assets acquired	$284,393		$296,097

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

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$144,037	$136,850	$407,642	$381,550
Net income	26,062	30,585	66,308	81,498

Prior Year Acquisitions

During the nine months ended March 31, 2017, we made certain purchase accounting adjustments for the acquisition of Zephyrus Biosciences, Inc. (Zephyrus), which was acquired in March 2016 for which purchase accounting was still open as of June 30, 2016. Further information regarding this acquisition can be found under the caption “Note 2: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. The adjustments recorded during nine months ended March 31, 2017 included a $3.0 million increase to the contingent consideration liability resulting from the finalization of the valuation model, a $0.9 million increase to intangible assets resulting from valuation model adjustments, and a $0.3 million increase to net deferred tax assets. A corresponding $1.8 million increase was recorded to goodwill from the preliminary amount recorded as of June 30, 2016. The Company finalized the purchase accounting for this acquisition during the third quarter.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2017	Level 1	Level 2	Level 3
Assets
Corporate stocks (1)	$46,363	$46,363	$-	$-
Corporate bonds (1)	3,068	-	3,068	-
Total Assets	$49,431	$46,363	$3,068	$-

Liabilities
Contingent Consideration	$70,480	$-	$-	$70,480

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2016	Level 1	Level 2	Level 3
Assets
Corporate Stocks (1)	$28,582	$28,582	$-	$-
Corporate bonds	-	-	-	-
Total Assets	$28,582	$28,582	$-	$-

Liabilities
Contingent Consideration	$38,500	$-	$-	$38,500

(1)	Included in available for sale securities on the balance sheet

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. All of our Level 2 assets have maturity dates of less than one year. There were no transfers into or out of our Level 2 financial assets during the nine months ended March 31, 2017.

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

In connection with the Advanced Cell Diagnostics (ACD) acquisition discussed in Note 3, as well as with the Zephyrus and CyVek acquisitions which occurred in prior years we are required to make contingent payments, subject to the entities achieving certain sales and revenue thresholds. The contingent consideration payments are up to $35 million, $7 million and $75 million related to the CyVek, Zephyrus, and ACD acquisitions, respectively. The fair value of the liabilities for the contingent payments recognized upon each acquisition as part of the purchase accounting opening balance sheet totaled $79.7 million ($35.0 million for CyVek, $6.5 million for Zephyrus, and $38.2 million for ACD) and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculation units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

During the third quarter, the Company determined that certain sales and revenue thresholds were met for Zephyrus and ACD. Cash payments totaling $23.3 million ($3.5 million for Zephyrus and $19.8 million for ACD) were made during the third quarter. An additional payment of $5.2 million for ACD will be paid in April 2017. Of the $23.3 million of total payments, $14.2 million is classified as financing on the statement of cash flows. The financing component represents the portion of the total liability that was recognized at the acquisition date. The remaining $9.1 million is recorded within operating cash flows as it represents the consideration liability that exceed the amount of the contingent consideration liability recognized at the acquisition date.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2017 (in thousands):

	Quarter Ended	Nine Months Ended
	March 31, 2017	March 31, 2017
Fair value at the beginning of period	$92,100	$38,500
Purchase price contingent consideration (Note 3)		41,200
Payments	(23,320)	(23,320)
Change in fair value of contingent consideration	1,700	14,100
	$70,480	$70,480

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

The Credit Agreement matures on July 28, 2021 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2017, the outstanding balance under the Credit Agreement was $343.5 million.

Note 6. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2017 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(5,542)	$(64,863)	$(70,405)
Other comprehensive income (loss)	16,010	(10,899)	5,111
Ending balance	$10,468	$(75,762)	$(65,294)

Note 7. Earnings Per Share:

Shares used in the earnings per share computations are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted average common shares outstanding-basic	37,320	37,196	37,303	37,185
Dilutive effect of stock options and restricted stock units	174	103	183	122
Weighted average common shares outstanding-diluted	37,494	37,299	37,486	37,307

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 2.0 million and 876,000 for the quarter ended March 31, 2017 and 2016, respectively. The number of potentially dilutive option shares excluded from the calculation was 1.9 million and 800,000 for the nine months ended March 31, 2017 and 2016, respectively.

Note 8. Share-based Compensation:

During the nine months ended March 31, 2017 and 2016, the Company granted 1.1 million and 804,000 stock options at weighted average grant prices of $107.38 and $105.15 and weighted average fair values of $18.13 and $18.50, respectively. During the nine months ended March 31, 2017 and 2016, the Company granted 64,931 and 35,000 restricted stock units at a weighted average fair value of $109.36 and $105.01, respectively. During the nine months ended March 31, 2017 and 2016, the Company granted 23,965 and 20,000 shares of restricted stock at grant date fair values of $104.94 and $99.53, respectively.

Stock options for 39,579 and 18,000 shares of common stock with total intrinsic values of $1.4 million and $0.6 million were exercised during the nine months ended March 31, 2017 and 2016, respectively.

Stock-based compensation expense of $4.0 million and $2.3 million was included in selling, general and administrative expenses for the quarter ended March 31, 2017 and 2016, respectively. Stock-based compensation expense of $11.2 million and $6.7 million was included in selling, general and administrative expenses for the nine months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $29.4 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.5 years.

Note 9. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Interest expense	$(2,022)	$(448)	$(5,201)	$(1,315)
Interest income	73	65	211	192
Other non-operating income (expense), net	(326)	(654)	(1,206)	253
Other income (expense)	$(2,275)	$(1,037)	$(6,196)	$(870)

Note 10. Income Taxes:

The company’s tax rate was 28.8% and 28.7% for the third quarter of fiscal year 2017 and 2016, respectively and 35.0% and 28.1% for the first nine months of fiscal year 2017 and 2016, respectively. The changes in the company’s tax rate for the third quarter and first nine months of fiscal year 2017 compared to third quarter and first nine months of 2016 were primarily driven by the tax rate impact of discrete tax items.

The company recognized net expense related to discrete tax items of $0.4 million during the third quarter of fiscal year 2017 and net expense related to discrete tax items of $4.9 million during the first nine months of fiscal year 2017. The year to date net discrete expense includes a $5.3 million expense related to the revaluation of contingent consideration which is not tax deductible. No material discrete tax items were recorded during the third quarter or first nine months of fiscal year 2016.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales:
Biotechnology	$94,516	$81,386	$267,256	$232,984
Diagnostics	25,978	29,929	74,542	76,013
Protein Platforms	23,586	19,693	64,707	55,327
Intersegment	(43)	(35)	(80)	(63)
Consolidated net sales	$144,037	$130,973	$406,425	$364,261
Segment operating income:
Biotechnology	$45,242	$45,133	$127,195	$124,436
Diagnostics	6,004	9,454	18,108	21,464
Protein Platforms	3,256	1,592	5,308	1,948
Subtotal reportable segments	54,502	56,179	150,611	147,848
Costs recognized on sale of acquired inventory	(3,136)	(1,082)	(11,205)	(3,439)
Amortization of acquisition related intangible assets	(11,689)	(7,276)	(33,504)	(22,048)
Acquisition related expenses	(2,691)	(1,313)	(17,792)	(2,284)
Stock based compensation	(3,974)	(2,317)	(11,219)	(6,676)
Corporate general, selling, and administrative	(707)	(664)	(2,999)	(2,820)
Consolidated operating income	$32,305	$43,527	$73,892	$110,581

Note 12. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2016. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information And Cautionary Statements” located at the end of Item 2 of this report.

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

On August 1, 2016, Bio-Techne closed on the acquisition of Advanced Cell Diagnostics (ACD) for $258 million in cash, net of cash acquired, plus contingent consideration of up to $75 million due upon the achievement of certain milestones. ACD's RNA-ISH technology facilitates and improves the monitoring of gene expression patterns and has usefulness in both the research and diagnostics markets.

RESULTS OF OPERATIONS

Consolidated net sales increased 10% and 12% for the quarter and nine months ended March 31, 2017, respectively, compared to the same prior-year periods. Consolidated net sales for the quarter and nine months ended March 31, 2017 were affected by the Space and ACD acquisitions. Organic growth was 4% and 5% for quarter and nine months ended March 31, 2017, respectively, compared to the same prior-year periods, with acquisitions contributing 8% and foreign currency translation having negative impacts of 2% and 1%, respectively.

Consolidated net earnings decreased 29% and 44% for the quarter and nine months ended March 31, 2017 compared to the same prior-year periods primarily due to increased acquisition-related intangible amortization, costs recognized upon sale of acquired inventory and acquisition-related expenses, and changes in the product mix.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2017 were $144.0 million and $406.4 million, respectively, increases of 10% and 12% from the same prior-year periods. Organic growth for the quarter and nine months ended March 31, 2017 was 4% and 5%, respectively. Reported net sales for the quarter and nine months ended March 31, 2017 included growth from acquisitions of 8% and negative impacts of foreign currency translations of 2% and 1%, respectively.

For the third quarter ended March 31, 2017 by geography, sales in the US grew low-single-digits, with growth comparable in both the BioPharma and Academia end-markets. Europe sales grew over 20% organically, with BioPharma sales growth over 30% and high-single digit growth in Academia. It is estimated that the timing of the Easter holiday this year versus last year added approximately 3% to Europe’s growth due to the extra selling days this year. China’s organic growth was in the low teens while our Western brands grew nearly 30% with similar contribution from both our instrument and reagent portfolios. What partially offset this growth in China was our local PrimeGene brand which is impacted by the CFDA shut-down of immunotherapies until they can be certified by the local government agency. Sales in Japan grew mid-single digits while the rest of the Asia-Pacific region grew in the high-teens, led by South Korea. Note that all references made to growth rates by region and end-market exclude OEM sales, which mostly occur in our Diagnostics segment.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2017 were 65.4% and 64.9%, compared to 68.7% and 67.8%, respectively, for the comparable prior-year periods. Consolidated gross margins for the quarter and nine months ended March 31, 2017 and March 31, 2016 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired in the current and prior fiscal years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Consolidated gross margin percentage	65.4%	68.7%	64.9%	67.8%
Identified adjustments
Costs recognized upon sale of acquired inventory	2.2%	0.8%	2.8%	0.9%
Amortization of intangibles	3.2%	2.1%	3.2%	2.3%
Non-GAAP adjusted gross margin percentage	70.8%	71.6%	70.9%	71.0%

Consolidated non-GAAP adjusted gross margins for the quarter and nine months ended March 31, 2017 were 70.8% and 70.9%, compared to 71.6% and 71.0%, respectively, for the comparable prior-year periods. Consolidated non-GAAP adjusted gross margins were negatively impacted by changes in the product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.9 million (36.6%) and $47.2 million (45.9%) for the quarter and nine months ended March 31, 2017 from the same prior-year periods.

The increase for the quarter ended March 31, 2017 was driven by additional expenses associated with the Space and ACD acquisitions including $5.8 million of selling, general and administrative expenses, a $2.7 million increase in acquisition intangible amortization, and a $1.7 million change in the fair value of contingent consideration. The remainder of the increase in selling, general and administrative expense was primarily due to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

The increase for the nine months ended March 31, 2017 was driven by additional expenses associated with the Space and ACD acquisitions including $15.3 million of selling, general and administrative expenses, a $7.2 million increase in acquisition intangible amortization, and a $14.1 million change in the fair value of contingent consideration. The remainder of the increase in selling, general and administrative expense was primarily due to additional investment in commercial resources and administrative infrastructure, including higher stock compensation expense.

Research and Development Expenses

Research and development expenses for the quarter and nine months ended March 31, 2017 increased $2.5 million (22.5%) and $6.3 million (18.7%) from the same prior-year periods primarily due to additional expenses from companies acquired since the prior year.

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

Biotechnology

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales (in thousands)	$94,516	$81,386	$267,256	$232,984
Operating income margin percentage	47.9%	55.5%	47.6%	53.4%

Biotechnology net sales for the quarter and nine months ended March 31, 2017 were $94.5 million and $267.3 million, respectively, with reported growth of 16% and 15% compared to the same prior-year periods. Organic growth for the quarter and nine months ended March 31, 2017 was 6% and 5%, respectively, with acquisitions contributing 12% to segment growth, respectively, and foreign currency translations having unfavorable impacts of 2%. For the third quarter ended March 31, 2017, segment growth was broad-based and driven by the antibody and assay product categories. Antibody growth was led by double-digit growth in the Novus brand. The growth in assays was driven by the Luminex-based products the Company makes and sells, as well as the royalties received from other Luminex assay suppliers who use the Company’s content in the production of their assays.

The operating income margin for the quarter and nine months ended March 31, 2017 was 47.9% and 47.6%, respectively, compared to 55.5% and 53.4% for the same prior-year periods. The lower operating income margins are the result of lower margin acquisitions, namely ACD, made in this segment as well as due to revenue mix and strategic investments made throughout the past year.

Diagnostics (formerly Clinical Controls)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales (in thousands)	$25,978	$29,929	$74,542	$76,013
Operating income margin percentage	23.1%	31.6%	24.3%	28.2%

Diagnostics net sales for the quarter and nine months ended March 31, 2017 were $26.0 million and $74.5 million, respectively, decreases of 13% and 2% compared to the same prior-year periods. All results for quarter and nine months ended March 31, 2017 are organic. As in past quarters, timing of OEM orders impacted growth, this time unfavorably in the quarter and nine months ended March 31, 2017. Mid-single digit sales growth in blood and glucose-based controls was more than offset by the timing of OEM shipments from the diagnostic assay and reagent product lines.

Operating income margin for the segment was 23.1% and 24.3% for the quarter and nine months ended March 31, 2017, compared to 31.6% and 28.2% for the same prior-year periods. The lower operating margins were primarily attributable to lower volume leverage and margin mix of product sales.

Protein Platforms

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales (in thousands)	$23,586	$19,693	$64,707	$55,327
Operating income margin percentage	13.8%	8.1%	8.2%	3.5%

Net sales for Protein Platforms for the quarter and nine months ended March 31, 2017, were $23.6 million and $64.7 million, respectively, with reported growth of 20% and 17% compared to the same prior-year periods. Organic growth for the quarter and nine months ended March 31, 2017 was 20% and 18%, respectively, with acquisitions contributing 1% to segment growth and foreign currency translations having unfavorable impacts of 2%. For the third quarter ended March 31, 2017, growth for the segment was broad-based regionally and led by the Biologics product line. The Simple Western and Simple Plex product lines were also contributors to growth with a record number of Wes instruments sold during the quarter and a 75% increase in Simple Plex sales over last year.

The Protein Platforms segment's operating margin was 13.8% and 8.2% for the quarter and nine months ended March 31, 2017 compared to 8.1% and 3.5% for the same prior-year periods. The higher segment operating margin was primarily attributable to higher volume leverage.

Income Taxes

Income taxes for the quarter ended March 31, 2017 were at an effective rate of 28.8% of consolidated earnings before income taxes compared to 28.7% for the quarter ended March 31, 2016. Income taxes for the nine months ended March 31, 2017 were at an effective rate of 35.0% compared to 28.1% for the nine months ended March 31, 2016. The increase is primarily due to unfavorable discrete events in the second and third quarters of fiscal 2017 related to the revaluation of contingent consideration which is not a tax deductible expense.

The forecasted tax rate as of the third quarter of fiscal 2017 before discrete items is 27.8% compared to the prior year forecasted tax rate as of the third quarter of fiscal 2016 before discrete items of 30.5%. The 2.7% reduction in the rate is primarily due to changes in the geographic mix of income. Excluding the impact of fair value adjustments to contingent consideration, the Company expects the consolidated income tax rate for the remainder of fiscal 2017 to range from 29% to 31%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net earnings	$21,389	$30,291	$43,984	$78,850
Identified adjustments:
Costs recognized upon sale of acquired inventory	3,136	1,082	11,205	3,439
Amortization of acquisition intangibles	11,689	7,276	33,504	22,048
Acquisition related expenses	2,691	1,313	17,792	2,284
Stock based compensation	3,974	2,317	11,219	6,676
Tax impact of above adjustments	(5,689)	(3,716)	(17,632)	(10,588)
Tax impact of discrete tax items and other foreign adjustments	(737)	(972)	(1,569)	(2,863)
Non-GAAP adjusted net earnings	$36,453	$37,591	$98,503	$99,846
Non-GAAP adjusted net earnings growth	(3.0)%	14.2%	(1.3)%	2.6%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2017 and March 31, 2016

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Reported GAAP tax rate	28.8%	28.7%	35.0%	28.1%
Tax rate impact of:
Identified non-GAAP adjustments	(1.0)%	0.5%	(5.8)%	0.6%
Discrete tax items and other foreign adjustments	1.4%	1.8%	1.1%	2.0%
Non-GAAP adjusted tax rate	29.2%	31.0%	30.3%	30.7%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the nine months ended March 31, 2017 is primarily a result of the revaluation of contingent consideration. The Company recorded acquisition related expense of $14.1 million related to the change in fair value of contingent consideration, which is not tax deductible, during the nine months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, cash and cash equivalents and available-for-sale investments were $114 million compared to $96 million at June 30, 2016. Included in available-for-sale-investments at March 31, 2017 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $46.4 million. The fair value of the Company's CCXI investment at June 30, 2016 was $28.6 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2016. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $35 million, $75 million and $7 million related to the CyVek, ACD and Zephyrus acquisitions, respectively. During the third quarter, the Company determined that certain sales and revenue thresholds were met for Zephyrus and ACD. Cash payments totaling $23.3 million ($3.5 million for Zephyrus and $19.8 million for ACD) were made during the third quarter. The fair values of the remaining payments are $35 million, $32.3 million, and $3.2 million, as of March 31, 2017.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $92.6 million from operating activities in the first nine months of fiscal 2017 compared to $107.5 million in the first nine months of fiscal 2016. The decline from the prior year was primarily due to a lower level of net earnings as well as increases in operating assets and declines in operating liabilities, net of acquisitions.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Cash paid for acquisitions was incrementally higher during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 with net cash paid of $253.9 million for the ACD and Space acquisitions during the first nine months fiscal 2017 compared to $90.9 million for the Cliniqa and Zephyrus acquisitions which occurred during the first nine months of fiscal 2016.

In the second quarter, the Company invested $40.0 million Astute Medical Inc.

Capital expenditures for fixed assets for the first nine months of fiscal 2017 and 2016 were $9.3 million and $13.8 million, respectively. Capital expenditures for the first nine months of fiscal 2017 were mainly for laboratory and computer equipment. Capital expenditures in the remainder of fiscal 2017 are expected to be approximately $6.0 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first nine months of fiscal 2017 and 2016, the Company paid cash dividends of $35.8 million and $35.7 million, respectively, to all common shareholders. On May 9, 2017 the Company announced the payment of a $0.32 per share cash dividend, or approximately $11.9 million, will be payable June 2, 2017 to all common shareholders of record on May 19, 2017.

Cash of $3.6 million and $1.9 million was received during the first nine months of fiscal 2017 and 2016, respectively, from the exercise of stock options.

During the first nine months of fiscal 2017, the Company paid the balance of its previous line-of-credit facility in an amount of approximately $116.5 million and drew $368.5 million under its new revolving line-of-credit facility to fund operations and its acquisition of ACD. During the first nine months of fiscal 2016, the Company drew $77.0 million under its previous revolving line-of-credit facility to fund its acquisition of Cliniqa and made repayments on the line of credit of $34.5 million.

During the first nine months of fiscal 2017, the Company determined that certain sales and revenue thresholds were met for Zephyrus and ACD. Cash payments totaling $23.3 million ($3.5 million for Zephyrus and $19.8 million for ACD) were made during the third quarter. Of the $23.3 million of total payments, $14.2 million is classified as financing. The financing component represents the portion of the total liability that was recognized at the acquisition date. The remaining $9.1 million is recorded as operating as it represents the consideration liability that exceed the amount of the contingent consideration liability recognized at the acquisition date.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the nine months ended March 31, 2017.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2016 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in fiscal 2017 that would require disclosure. There have been no changes to the Company's policies in the first nine months of fiscal 2017.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

● Adjusted gross margin

● Adjusted net earnings

● Adjusted effective tax rate

We provide these measures as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions, including with respect to incentive compensation. We believe that our presentation of these measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparison of results.

Our non-GAAP financial measures for adjusted gross margin and adjusted net earnings exclude the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, and acquisition related expenses. The Company excludes amortization of purchased intangible assets and purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses, from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity.

The Company’s non-GAAP adjusted net earnings also excludes stock based compensation expense and certain adjustments to income tax expense. Stock based compensation is excluded from non-GAAP adjusted earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, and the variety of award types. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results

The Company periodically reassesses the components of our non-GAAP adjustments for changes in how we evaluate our performance, changes in how we make financial and operational decisions, and considers the use of these measures by our competitors and peers to ensure the adjustments are still relevant and meaningful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2017, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $46.4 million. At March 31, 2017, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $4.6 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the nine months ended March 31, 2017, approximately 27% of consolidated net sales were made in foreign currencies, including 14% in euros, 4% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Euro	$1.07	$1.10	$1.09	$1.10
British pound sterling	1.24	1.43	1.26	1.50
Chinese yuan	.145	.153	.147	.156
Canadian dollar	.756	.727	.757	.746

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2017 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$2,393
Decrease in translation of net assets of foreign subsidiaries	35,770
Additional transaction losses	2,122

 ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended June 30, 2016 and described in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 were not fully remediated as of March 31, 2017. Management completed a substantial portion of its remediation efforts by the end of the third quarter of fiscal 2017. However, testing of the effectiveness of the Company's controls occurring during the fourth quarter and at the end of fiscal 2017 is necessary to validate the completion of the remediation plan. Accordingly, based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017.

 (b) Changes in internal controls over financial reporting.

In July 2016, the Company implemented a new ERP system (Microsoft Dynamics) at its Minneapolis location and a new global financial reporting consolidation tool (Hyperion). In addition, the Company commenced its on-going remediation efforts to address the material weaknesses in internal control over financial reporting described in the Company's Annual Report on Form 10-K for the year-ended June 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 10, 2017, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

The United Kingdom’s expected withdrawal from the European Union may have an adverse impact on our results of operations.

In a referendum vote held on June 23, 2016, the United Kingdom (UK) voted to leave the European Union (EU).  Subsequently, on March 29, 2017, the UK invoked Article 50 of the Lisbon Treaty to formally begin the withdrawal process.  The impact of this action has caused and may continue to cause global economic uncertainty and currency exchange rate fluctuations.  Although it is unknown what the terms of the UK’s future relationship with the EU will be, it is possible that there will be disruption to the UK and EU economies, as well as greater restrictions on imports and exports between the UK and the EU and increased regulatory and tax complexities.  Any of these factors could adversely affect customer demand, our relationships with customers and suppliers, and our business and financial results.

There have been no other material changes from the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the nine months ended March 31, 2017. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: May 10, 2017	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 10, 2017	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.