Form 10-K
period 2017-06-30
BIO-TECHNE Corp
filed 2017-09-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

from                      to

Commission file number 0-17272

BIO-TECHNE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1427402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 McKinley Place N.E. Minneapolis, MN 55413	(612) 379-8854
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of December 31, 2016 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $3.8 billion based upon the closing sale price as reported on The Nasdaq Stock Market ($102.83 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

As of August 30, 2017, 37,382,025 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

ITEM 1. BUSINESS

OVERVIEW

Bio-Techne and its subsidiaries, collectively doing business as Bio-Techne (Bio-Techne, we, our, us or the Company) develop, manufacture and sell biotechnology reagents and instruments for the research and clinical diagnostic markets worldwide. With our deep product portfolio and application expertise, we strive to provide the life sciences community with innovative, high-quality scientific tools to better understand biological processes and drive discovery.

We currently operate with three reporting segments – our Biotechnology, Protein Platforms and Diagnostics Divisions. Our Biotechnology Division is a leader in providing high quality proteins and antibodies, and related immunoassays, as well as biologically active small molecules and other reagents for the research and clinical diagnostics markets, all under the primary brands of R&D Systems, Novus Biologicals and Tocris Bioscience. Through our most recent acquisition, Advanced Cell Diagnostics, we also sell products for RNA in situ hybridization. Our Protein Platforms Division focuses on developing and supplying instrumentation and related consumables designed to simplify protein analysis processes along with single cell protein analysis, all under the ProteinSimple brand. Through our Diagnostics Division, we serve the clinical markets with regulated products such as controls, calibrators, reagents and immunoassays intended for diagnostic uses.

We are a Minnesota corporation with our global headquarters in Minneapolis, Minnesota. We originally were founded over forty years ago, in 1976, as Research and Diagnostic Systems, Inc. We became a publicly traded company in 1985 through a merger with Techne Corporation, now Bio-Techne Corporation. Our common stock is listed on the NASDAQ under the symbol “TECH.” We operate globally, with offices in multiple locations in the United States, Europe, and Asia. Today, our product line extends to over 300,000 manufactured products in state of the art facilities to accommodate many of our manufacturing needs.

Our historical focus was on providing high quality proteins, antibodies and immunoassays to the life science research market and hematology controls for the diagnostics market. Beginning in 2012, and accelerating over the last three years, we implemented a strategy to accelerate growth in part by acquiring businesses and product portfolios that leveraged and diversified our existing product lines, filled portfolio gaps with differentiated high growth businesses, and expanded our geographic scope.

Growth Through Acquisition

Acquisition	Year Acquired (Fiscal)	Reporting Segment	Primary Product Portfolios
Tocris	2012	Biotechnology	Biologically active small molecules
Bionostics	2014	Diagnostics	Blood chemistry and packaging
PrimeGene	2014	Biotechnology	Bulk and GMP proteins manufacturing for China
Novus Biologicals	2015	Biotechnology	Antibodies
ProteinSimple	2015	Protein Platforms	Protein analysis, including automated western blot, ELISAs and biologics instrumentation
CyVek	2015	Protein Platforms	Automated ELISA systems
Cliniqa	2016	Diagnostics	Blood chemistry quality controls and bulk immunochemistry reagents
Zephyrus BioSciences	2016	Protein Platforms	Single cell western blotting
Space Import-Export	2017	Biotechnology	Geographic expansion
Advanced Cell Diagnostics	2017	Biotechnology	Genomic in situ hybridization

Recognizing the importance of an integrated, global approach to meeting our mission and accomplishing our strategies, we have unified our brands and recent acquisitions under a single global brand, Bio-Techne. In November 2014 we changed the name of the parent corporation from Techne Corporation to Bio-Techne Corporation. The Bio-Techne name solidifies the new strategic direction for the Company, and also unifies all of our brands under one complete corporate umbrella.

We are committed to providing the life sciences community with innovative, high-quality scientific tools to better understand biological processes and drive discovery. Our mission is to “build epic tools for epic science.” We intend to build on Bio-Techne’s past accomplishments, high product quality reputation and sound financial position by executing strategies that position us to serve as the standard for biological content in the research market, and to leverage that leadership position to enter the diagnostics and other adjacent markets. Our strategies include:

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

Targeted acquisitions and investments. We will continue to leverage our strong balance sheet to gain access to new technologies and products that improve our competitiveness in the current market, meet customers’ expanding work flow needs and allow us to enter adjacent markets.

OUR PRODUCTS AND MARKETS

In fiscal 2017, net sales from Bio-Techne’s Biotechnology, Protein Platforms and Diagnostics segments represented 65%, 16%, and 19% of consolidated net sales, respectively. Financial information relating to Bio-Techne’s segments is incorporated herein by reference to Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Biotechnology Segment

Biotechnology Segment Products

Through our Biotechnology segment, we are one of the world's leading suppliers of specialized proteins, such as cytokines and growth factors, immunoassays, antibodies and related reagents, to the biotechnology research community. Our combined chemical and biological reagents portfolio provides high quality tools which customers can use in solving the complexity of important biological pathways and glean knowledge that may lead to a more complete understanding of biological processes, and ultimately to the development of novel strategies to address different pathologies.

The portfolio in this segment includes five main product lines: native and recombinant proteins, monoclonal and polyclonal antibodies, immunoassays, biologically active chemical compounds and, through our most recent acquisition, Advanced Cell Diagnostics, in situ genomic hybridization. As mentioned above, all are useful in a wide variety of important biomedical research activities. In addition, a number of our products have the potential to serve as predictive biomarkers and therapeutic targets for a variety of human diseases and conditions including cancer, autoimmunity, diabetes, hypertension, obesity, inflammation, neurological disorders, and kidney failure. Immunoassays can also be useful in clinical diagnostics. In fact, we have received Food and Drug Administration (FDA) marketing clearance for a few of our immunoassays for use as in vitro diagnostic devices. In addition to being useful research tools, our RNA in situ hybridization assays have diagnostics applications as well, and several are currently being cleared with the FDA in partnership with diagnostics instrument manufacturers and pharmaceutical companies.

Biotechnology Segment Customers and Distribution Methods

We sell our Biotechnology products directly to customers who are primarily located in North America, western Europe and China. We have a sales and marketing partnership agreement with Fisher Scientific in order to bolster our market presence in North America and leverage the transactional efficiencies offered by the large Fisher organization. We also sell through third party distributors in China, Japan, eastern Europe and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of Biotechnology's net sales during fiscal 2017, 2016 or 2015.

Biotechnology Segment Competitors

A number of companies supply the worldwide market for protein-related and chemically-based research and diagnostic reagents, including GE Healthcare Life Sciences, BD Biosciences, Merck KGaA/EMD Chemicals, Inc., PeproTech, Inc., Abcam plc., and Thermo Fisher Scientific, Inc. Market success is primarily dependent upon product quality, selection, price and reputation. We believe we are one of the leading world-wide suppliers of cytokine related products in the research market. We further believe that the expansion of our product offering, their recognized quality, and the continued demand for protein-related and chemically-based research reagents will allow us to remain competitive in the growing biotechnology research and diagnostic markets.

Biotechnology Manufacturing

We are not dependent on key or sole source suppliers for most of our products in the Biotechnology segment. We develop and manufacture the majority of our proteins using recombinant DNA technology, thus significantly reducing our reliance on outside resources. Our antibodies are produced using a variety of technologies including traditional animal immunization and hybridoma technology as well as recombinant antibody techniques. Our chemical-based small molecule products are synthesized from widely available products. We typically have several outside sources for all critical raw materials necessary for the manufacture of our products.

The majority of our Biotechnology products are shipped within one day of receipt of the customers' orders. Consequently, we had no significant backlog of orders for our Biotechnology segment products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2016.

Protein Platforms Segment

Proteins are important for understanding disease because they are the functional units that carry out specific tasks in every cell. Altered levels of certain proteins can prevent the cell from performing its intended function, produce the energy it requires, maintain its morphology or survive within the tissue. However, protein analysis is complex given the varied and unique three-dimensional structure of the many proteins of interest. Our Protein Platforms segment develops, manufactures and sells tools to simplify protein analysis while at the same time achieving more quantitative and reproducible results.

Protein Platforms Segment Products

Biologics Platform. Biologics are complex protein-based therapeutics, and are transforming the pharmaceutical industry and treatment of many diseases. Biologic drugs are very effective targeted therapeutics for diseases such as arthritis, cancer and diabetes, and their number in development is increasing because of a variety of advances in biochemistry, immunology and biotechnology. Developers of biologics are required by regulatory agencies, such as FDA, to develop robust processes to ensure that the specific biologic of interest can be identified and characterized accurately and then consistently and reliably produced. Our Biologics tools help researchers interrogate protein purity and identify contaminants during the development and production of biologics. Our Maurice, iCE3 and MFI platforms all measure some elements of protein identity, purity and heterogeneity.

The Simple Western Platform. The Western blot, or Western, is one of the most widely-used assays for protein analysis and identification today. Unchanged since its invention in 1979, the Western assay is used by molecular biologists, biochemists and clinicians to determine if a specific protein is present in a sample. Our Simple Western platform is a fully-automated Western blot analytical technique that can identify and quantify a protein of interest in a more sensitive, automated and less time intensive manner.

SimplePlex Platform. A common assay used in research and clinical diagnostics is the ELISA, or enzyme-linked immunosorbent assay. The SimplePlex platform is a transformative immunoassay technology which integrates an innovatively designed microfluidic cartridge with a state-of-the-art analyzer to deliver a bench-top immunoassay system that is more sensitive than ELISA with none of the traditional challenges of assay design or repeatability. SimplePlex assays are fully automated, multi-analyte immunoassays that permit the customer to run multiple samples while interrogating multiple analytes in approximately one hour while leveraging the large biological content menu that has been developed over 30 years. We believe the SimplePlex technology, along with other immunoassay platforms offered by Bio-Techne, represents the most comprehensive line of immunoassay products to meet customers' complete workflow in their research and clinical protein applications.

Single Cell Western Platform. The Milo platform and related reagents perform western blot assays on individual cells versus an entire cell population. With this tool, customers can elucidate the properties of individual cells to better understand cell behavior that can shape the overall cell population response in a disease or normal state.

Protein Platforms Segment Customers and Distribution Methods

Our customers for this segment include researchers in academia as well as commercial researchers. Our biologics line of products is used primarily by production and quality control departments at biotech and pharmaceutical companies. We sell our Protein Platforms products directly to customers who are primarily located in North America, western Europe and Japan. We also sell through third party distributors in China, southern Europe and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of Protein Platforms' net sales during fiscal 2017, 2016 or 2015.

Protein Platforms Segment Competitors

Our Simple Western platform is a complete replacement for the traditional Western blot. As a result, we face competition from the vendors that supply instruments and reagents to traditional Western blot users. These competitors include Bio-Rad Laboratories, GE Healthcare, Merck KGaA, PerkinElmer and Thermo Fisher Scientific. Similarly, our SimplePlex platform replaces the traditional ELISA assay as well as some flow-based multiplex assays; competitors include those who supply instruments and reagents for ELISAs, including Meso Scale Discovery, PerkinElmer, Thermo Fisher, Luminex, Millipore, Quanterix, and Bio-Rad Laboratories. The primary competitors for our Biologics instrumentation are Agilent Technologies, Danaher and PerkinElmer, as well as GE Healthcare, Shimadzu, Thermo Fisher and Waters. We believe our competitive position is strong due to the unique aspects of our products and our product quality.

Protein Platforms Segment Manufacturing

We manufacture our products for this division at various locations in the United States and Canada. We manufacture our own components where we believe it adds significant value, but we rely on suppliers for the manufacture of some of the consumables, components, subassemblies and autosamplers used with, or included in, our systems, which are manufactured to our specifications. We are not dependent on any one supplier and are not required to carry significant amounts of inventory to assure ourselves of a continuous allotment of goods from suppliers. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures.

There was no significant backlog of orders for our Protein Platforms products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2016.

Diagnostics Segment (formerly Clinical Controls)

Diagnostics Segment Products

Beginning in the first quarter of fiscal 2017, the Clinical Controls segment has been renamed Diagnostics. Our original business in this segment was focused primarily on controls and calibrators for hematology clinical instruments. With the acquisition of Bionostics in fiscal 2014 and Cliniqa in fiscal 2016, we expanded this segment to include blood chemistry and blood gas quality controls, diagnostic immunoassays, and other bulk and custom reagents for the in vitro diagnostic market. We renamed the operating segment to reflect this expanded portfolio of products.

Our hematology controls and calibrators ensure that hematology instruments are performing accurately and reliably. We believe our products have improved stability and versatility and a longer shelf life than most of those of our competitors. We also offer controls for blood glucose and blood gas devices, as well as coagulation device control products.

We also develop and supply bulk purified proteins, enzymes, disease-state plasmas, infectious disease antigens and processed serums to the clinical diagnostic industry worldwide. Often we manufacture these reagents on a custom basis to optimize their use in a customer's diagnostic assay. We supply these reagents in various formats including liquid, lyophilized and powder form. In fiscal 2017, we launched the Paratest® product, a novel and convenient stool collection and test device for the veterinary market, utilizing our expertise in packaging and reagents from our Devens, Massachusetts site.

Diagnostics Segment Customers and Distribution Methods

Original Equipment Manufacturer (OEM) agreements represent the largest market for our diagnostics products. In fiscal 2017, 2016 and 2015, OEM agreements accounted for $60.7 million, $54.2 million, and $41.1 million, or 57%, 52%, and 53% of division net sales in each fiscal year, respectively. We sell some of our diagnostics products directly to customers and, in Europe and Asia, also through distributors. One OEM customer accounted for approximately 12% and 13% of the Diagnostics Division's net sales during fiscal 2017 and 2015, respectively. This customer did not amount to 10% or more of the Company's consolidated revenue during these years. No customers accounted for more than 10% of the Diagnostics Division’s net sales during fiscal year 2016.

Diagnostics Segment Competitors

We believe we are the third largest supplier of hematology controls in the marketplace behind Beckman Coulter, Inc. and Streck, Inc. For our other control and calibrator products, the principal competitors are Abbott Diagnostics, Beckman Coulter, Inc., Bio-Rad Laboratories, Inc., Siemens Healthcare Diagnostics Inc. and Sysmex Corporation. We compete based primarily on product performance, quality, and price. SeraCare, HyTest Ltd and Thermo Fisher Scientific are additional competitors in the clinical diagnostic manufacturing and reagents markets.

Diagnostics Segment Manufacturing

The primary raw material for our hematology controls products is whole blood. We purchase human blood from commercial blood banks, and porcine and bovine blood from nearby meat processing plants. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens prior to use, the higher cost of these materials has not had a material adverse effect on our business thus far. Other controls are derived from various bodily fluids or cells from difference animal species, which are then processed in-house to isolate the product of interest or from other bulk reagent suppliers that specialize in certain products. Our other reagent products are manufactured using a variety of suppliers, with no supplier representing a material portion of our business.

Most of the hematology controls products are shipped based on a preset, recurring schedule. However, the majority of our business in this segment are large orders shipped based on our customers' needs; we are highly dependent on our customers’ demand and inventory controls. Consequently, our revenues can vary significantly from quarter to quarter and year to year. There was no significant backlog of orders for our Diagnostics products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2016.

Geographic Information

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2017	2016	2015
External sales
United States	$313,195	$275,859	$245,217
EMEA, excluding U.K.	125,126	103,060	104,178
U.K.	28,401	28,307	32,309
APAC, excluding Greater China	41,463	38,137	24,015
Greater China	39,078	36,199	34,933
Rest of world	15,740	17,461	11,594
Total external sales	$563,003	$499,023	$452,246

Long-lived assets
United States and Canada	$119,859	$116,830	$117,224
Europe	14,100	14,423	11,239
China	1,165	1,109	1,286
Total long-lived assets	$135,124	$132,362	$129,749

Net sales are attributed to countries based on the location of the customer or distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation. See the description of risks associated with the Company's foreign subsidiaries in Item 1A of this Annual Report on Form 10-K.

PRODUCTS UNDER DEVELOPMENT

Bio-Techne is engaged in continuous ongoing research and development in all of our major product lines. We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs.

In fiscal 2017, aside from the large number of products added through the acquisition of Advanced Cell Diagnostics, Bio-Techne introduced approximately 1,500 new products. We also expect to significantly expand our portfolio of products through acquisitions as well as continued product development in our existing businesses. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

	Year Ended June 30,
	2017	2016	2015
Research and development expense:
Biotechnology	$35,507	$26,981	$28,201
Protein Platforms	14,424	14,610	11,024
Diagnostics	3,583	3,596	1,628
Total research and development expense	$53,514	$45,187	$40,853

Percent of net sales	10%	9%	9%

PATENTS AND TRADEMARKS

Our success depends in part upon our ability to protect our core technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections.

With respect to our Protein Platforms segment and the Biotechnology segment’s genomic in situ hybridization product line, the protection is primarily through pending patent applications and issued patents. As of June 30, 2017, we had rights to 115 granted patents and approximately 100 pending patent applications. Patent protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot assure you whether any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors' products or services.

In addition to pursuing patents on our products, we also preserve much of our innovation as trade secrets, particularly in the Biotechnology segment. We have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

No assurance can be given that Bio-Techne's products do not infringe upon patents or proprietary rights owned or claimed by others, particularly for genetically engineered products. Bio-Techne has not conducted a patent infringement study for each of its products. Where we have been contacted by patent holders with certain intellectual property rights, Bio-Techne has entered into licensing agreements with patent holders under which it has the exclusive and/or non-exclusive right to sometimes use patented technology as well as the right to manufacture and sell certain patented products to the research market. In addition, certain of our products are covered by licenses from third parties to supplement our own patent portfolio.

Bio-Techne has obtained federal trademark registration for certain of its brand and product names. Bio-Techne believes it has common law trademark rights to certain marks in addition to those which it has registered.

SEASONALITY OF BUSINESS

Bio-Techne believes there is some seasonality as a result of vacation and academic schedules of its worldwide customer base, particularly for the Biotechnology and Protein Platforms Segments. A majority of Diagnostics segment products are manufactured in large bulk lots and sold on a schedule set by the customer. Consequently, sales for that segment can be unpredictable, although not necessarily based on seasonality. As a result, we can experience material and sometimes unpredictable fluctuations in our revenue for this segment.

EMPLOYEES

Through its subsidiaries, Bio-Techne employed approximately 1,800 full-time and part-time employees as of June 30, 2017.

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

Financial and other information about us is available on our web site (http://www.bio-techne.com/investors). We make available on our web site copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Currently, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Charles Kummeth	57	President, Chief Executive Officer and Director	2013
James T. Hippel	46	Senior Vice President, Chief Financial Officer	2014
Brenda Furlow	59	Senior Vice President, General Counsel and Secretary	2014
J. Fernando Bazan	57	Chief Technology Officer	2013
Kevin Gould	53	Senior Vice President, Diagnostics	2016
David Eansor	55	Senior Vice President, Biotechnology	2014
Robert Gavin	49	Senior Vice President, Protein Platforms	2014

Set forth below is information regarding the business experience of each executive officer. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Charles Kummeth has been President and Chief Executive Officer of the Company since April 1, 2013. Prior to joining the Company, he served as President of Mass Spectrometry and Chromatography at Thermo Fisher Scientific Inc. from September 2011. He was President of that company's Laboratory Consumables Division from 2009 to September 2011. Prior to joining Thermo Fisher, Mr. Kummeth served in various roles at 3M Corporation, most recently as the Vice President of the company's Medical Division from 2006 to 2008.

James T. Hippel has been Chief Financial Officer of the Company since April 1, 2014. Prior to joining the Company, Mr. Hippel served as Senior Vice President and Chief Financial Officer for Mirion Technologies, Inc., a $300 million global company that provides radiation detection and identification products. Prior to Mirion, Mr. Hippel served as Vice President, Finance at Thermo Fisher Scientific, Inc., leading finance operations for its Mass Spectrometry & Chromatography division and its Laboratory Consumables division. In addition, Mr. Hippel's experience includes nine years of progressive financial leadership at Honeywell International, within its Aerospace Segment. Mr. Hippel started his career with KPMG LLP.

Brenda Furlow joined the Company as Senior Vice President and General Counsel on August 4, 2014. Most recently, Ms. Furlow was affiliated with Alphatech Counsel, SC and served as general counsel to emerging growth technology companies. Ms. Furlow was General Counsel for TomoTherapy, Inc., a global, publicly traded company that manufactured and sold radiation therapy equipment from 2007 to 2011. From 1998 to 2007, Ms. Furlow served as General Counsel for Promega Corporation, a global life sciences company.

Dr. J. Fernando Bazan was appointed Chief Technical Officer when he joined the Company on August 1, 2013. Dr. Bazan is an adjunct professor at the University of Minnesota School of Medicine and served as Chief Scientific Officer at Neuroscience, Inc., a neuroimmunology startup from 2010 to 2012. From 2003 through 2010, Dr. Bazan served as Senior Scientist at Genentech, Inc. (Roche).

Kevin Gould became Senior Vice President, Diagnostics Division on January 1, 2016. Prior to that, Mr. Gould was President and CEO of Cliniqa prior to its acquisition by Bio-Techne in July 2015. Prior to Cliniqa, Mr. Gould held senior level positions in other diagnostic product business, including Vice President, SeraCare BBI Diagnostics business unit of SeraCare Life Sciences, Inc.; and Vice President, Sales & Marketing for Medical Analysis Systems Inc., now part of Thermo Fisher Scientific Inc.

David Eansor has served as Senior Vice President, Biotechnology Division since April, 2015. Prior to that, Mr. Eansor was Senior Vice President, Novus Biologicals, since the Company completed its acquisition of Novus on July 2, 2014. From January 2013 until the date of the acquisition, Mr. Eansor was the Senior Vice President of Corporate Development of Novus Biologicals. Prior to joining Novus, Mr. Eansor was the President of the Bioscience Division of Thermo Fisher Scientific. Mr. Eansor was promoted to Division President in early 2010 after 5 years as President of Thermo Fisher's Life Science Research business.

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

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This report contains forward-looking statements, which are based on the Company's current assumptions and expectations. The principal forward-looking statements in this report include the Company's expectations regarding product releases and strategy, future financial results, acquisition activity, the competitive environment, currency fluctuation and exchange rates, capital expenditures, the performance of the Company's investments, future dividend declarations, the construction and lease of certain facilities, the adequacy of owned and leased property for future operations, anticipated financial results and sufficiency of capital resources to meet the Company's foreseeable future cash and working capital requirements.

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

ITEM 1A. RISK FACTORS

Statements in this Annual Report on Form 10-K and elsewhere that are forward-looking involve risks and uncertainties which may affect the Company's actual results of operations. Certain of these risks and uncertainties which have affected and, in the future, could affect the Company's actual results are discussed below. The Company undertakes no obligation to update or revise any forward-looking statements made due to new information or future events. Investors are cautioned not to place undue emphasis on these statements.

The following risk factors should be read carefully in connection with evaluation of the Company's business and any forward-looking statements made in this Annual Report on Form 10-K and elsewhere. See the section entitled “forward-looking statements” set forth above. Any of the following risks or others discussed in this Annual Report on Form 10-K or the Company's other SEC filings could materially adversely affect the Company's business, operating results and financial condition.

It may be difficult for us to implement our strategies for maintaining organic growth.

Some of the markets in which we compete are experiencing slower growth and we face significant competition across many of our product lines. Competitors include companies ranging from start-up companies, which may be able to more quickly respond to customers' needs, to large multinational companies, which may have greater financial, marketing, operational, and research and development resources than the Company. In addition, consolidation trends in the pharmaceutical and biotechnology and diagnostics industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on the Company. Moreover, customers may believe that consolidated businesses are better able to compete as sole source vendors, and therefore prefer to purchase from such businesses. The entry into the market by manufacturers in China, India and other low-cost manufacturing locations is also creating increased pricing and competitive pressures, particularly in developing markets. Failure to anticipate and respond to competitors' actions may impact the Company's future sales and earnings.

To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

•	strengthening our presence in selected geographic markets;
•	allocating research and development funding to products with higher growth prospects;
•	developing new applications for our technologies;
•	continuing key opinion leader initiatives;
•	finding new markets for our products; and
•	continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our depth in product offerings.

We may not be able to successfully implement these strategies, and these strategies may not result in the expected growth of our business.

Our acquisition growth strategy pose financial, management and other risks and challenges.

We routinely explore acquiring other businesses and assets, and have completed nine acquisitions and several investments in the last three years. However, we may be unable to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals, and availability of capital. When we do identify and consummate acquisitions, we may face financial, managerial and operational challenges, including diversion of management attention, difficulty with integrating acquired businesses, integration of different corporate cultures, increased expenses, assumption of unknown liabilities, indemnities, potential disputes with the sellers, and the need to evaluate the financial systems of and establish internal controls for acquired entities. There can be no assurance that we will engage in any additional acquisitions or that we will be able to do so on terms that will result in any expected benefits. In addition, acquisitions financed with borrowings could make us more vulnerable to business downturns and could negatively affect our earnings due to higher leverage and interest expense.

We may be required to record a significant charge to earnings if our goodwill and other amortizable intangible assets, or other investments become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our goodwill, amortizable intangible assets, and other assets acquired through merger and acquisition activity, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill, amortizable intangible assets, and other assets acquired via acquisitions include significant adverse changes in the business climate and actual or projected operating results (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. We may be required in the future to record additional charges to earnings if our goodwill, amortizable intangible assets or other investments become impaired. Any such charge would adversely impact our financial results.

In addition, the Company's expansion strategies include collaborations and investments in joint ventures and companies developing new products related to the Company's business. These strategies carry risks that objectives will not be achieved and future earnings will be adversely affected. For example, the Company has an approximate 13% equity investment in publicly traded ChemoCentryx, Inc. (Nasdaq: CCXI) that is valued at $59.6 million as of June 30, 2017. The ownership of CCXI shares is very concentrated, the share price is highly volatile and there is limited trading of the shares. In fiscal 2017, we also invested and hold a minority interest in privately-held Astute Medical, Inc., a diagnostics company developing new diagnostics tests relating to kidney injury. While their initial product is on the market, its adoption and success is highly uncertain, and our initial investment may be significantly impaired if it does not have market success. Any diminution in the value of these investments could result in future dilution of our investments or materially impact our financial statements.

Significant developments stemming from the recent U.S. elections and the U.K.’s referendum on membership in the EU could have an adverse effect on us.

The current Congress is considering significant changes to, or replacement or elimination of the Patient Protection and Affordable Care Act, and government negotiation/regulation of drug prices paid by government programs. The new U.S. administration has called for substantial changes to trade agreements and has raised the possibility of imposing significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. These and other potential shifts in law, regulation and policy could adversely affect operating results and our business.

In a referendum vote held on June 23, 2016, the United Kingdom (UK) voted to leave the European Union (EU). Subsequently, on March 29, 2017, the UK invoked Article 50 of the Lisbon Treaty to formally begin the withdrawal process. The impact of this action has caused and may continue to cause global economic uncertainty and currency exchange rate fluctuations. Although it is unknown what the terms of the UK’s future relationship with the EU will be, it is possible that there will be disruption to the UK and EU economies, as well as greater restrictions on imports and exports between the UK and the EU and increased regulatory and tax complexities. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers, and our business and financial results, particularly since our European headquarters and shipping facilities are currently located in the UK. Additionally, attracting and retaining qualified employees who are citizens of EU countries to our UK facilities may be more difficult given the uncertainties resulting from the UK withdrawal.

We are subject to financial, operating, legal and compliance risk associated with global operations.

We engage in business globally, with approximately 31% of our sales revenue in fiscal 2017 coming from outside the U.S. In addition, one of our strategies is to expand geographically, particularly in China and in developing countries, both through distribution and through direct operations. This subjects us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

The application of laws and regulations implicating global transactions is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions, prohibited business conduct, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if it does not comply with local laws and regulations, which may be substantially different from those in the U.S.

We continue to expand our operations in countries with developing economies, where it may be common to engage in business practices that are prohibited by U.S. regulations applicable to the Company, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, and agents, as well as those companies to which we outsource certain aspects of our business operations, including those based in foreign countries where practices which violate such U.S. laws may be customary, will comply with our internal policies. Any such non-compliance, even if prohibited by our internal policies, could have an adverse effect on our business and result in significant fines or penalties.

Changes in economic conditions for our customers could negatively impact our revenues and earnings.

Our biotechnology and protein platforms products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Our diagnostics segment products are intended primarily for the medical diagnostics market, which relies largely on government healthcare-related policies and funding. Changes in government reimbursement for certain diagnostic tests or reductions in overall healthcare spending could negatively impact our customers and, correspondingly, our sales to them. The U.S. and global economies recently experienced a period of economic downturn and have been slow to recover in some parts of the world. In Japan, government investment in biotechnology research remains weak. Such downturns, and other reductions or delays in governmental funding, could cause customers to delay or forego purchases of our products. We carry essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly revenues and earnings.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, harm our operating results or cause us to fail to meet our reporting obligations.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, at the beginning of fiscal 2017 management identified material weaknesses in our internal control over financial reporting involving the effectiveness of the information and communication, and monitoring processes resulting in a lack of effective controls over general information technology controls (GITC) for certain applications. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013 Framework). We have developed and implemented a remediation plan designed to address these material weaknesses, but have not yet had sufficient time to fully and effective implement and test the additional controls established in that plan.  Any failure to complete the implementation of effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

Our success will be dependent on recruiting and retaining highly qualified personnel and creating a new culture that includes the employees joining through acquisition.

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel are critical to our success. Our anticipated growth and its expected expansion into areas and activities requiring additional expertise will require the addition of new personnel and the development of additional expertise by existing personnel. We also operate in several geographic locations where competition for talent is strong, making employee retention particularly challenging in those locations. Our growth by acquisition also creates challenges in retaining employees. As we integrate past and future acquisitions and evolve our corporate culture to incorporate the new workforces, some employees may not find such integration or cultural changes appealing. The failure to attract and retain such personnel could adversely affect our business.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines, or lawsuits.

The integrity and protection of our own data, and that of our customers and employees, is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services to customers. Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation, and enforcement actions, customers could curtail or cease using its applications, and we could lose trade secrets, the occurrence of which could harm our business.

We are dependent on maintaining our intellectual property rights.

Our success depends in part on our ability to protect and maintain our intellectual property, including trade secrets. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. We attempt to protect trade secrets in part through confidentiality agreements, but those agreements can be breached, and if they are, there may not be an adequate remedy. If trade secrets become publicly known, we could lose our competitive position.

We also attempt to protect and maintain intellectual property through the patent process. As of June 30, 2017, we owned or exclusively licensed 115 granted U.S. patents and approximately 100 pending patent applications. We cannot be confident that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted. It is possible that, if patents are granted to us, others will design around our patented technologies. Further, other parties may challenge any patents granted to us and courts or regulatory agencies may hold our patents to be invalid or unenforceable. We may not be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors' products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

We may be involved in disputes to determine the scope, coverage and validity of others' proprietary rights, or to defend against third-party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business.

Our success depends in part on its ability to operate without infringing the proprietary rights of others, and to obtain licenses where necessary or appropriate. We have obtained and continue to negotiate licenses to produce a number of products claimed to be owned by others. Since we have not conducted a patent infringement study for each of our products, it is possible that some of our products may unintentionally infringe patents of third parties.

We have been and may in the future be sued by third parties alleging that we are infringing their intellectual property rights. These lawsuits are expensive, take significant time, and divert management's focus from other business concerns. If we are found to be infringing the intellectual property of others, we could be required to cease certain activities, alter our products or processes or pay licensing fees. This would cause unexpected costs and delays which may have a material adverse effect on us. If we are unable to obtain a required license on acceptable terms, or unable to design around any third party patent, we may be unable to sell some of our products and services, which could result in reduced revenue. In addition, if we do not prevail, a court may find damages or award other remedies in favor of the opposing party in any of these suits, which may adversely affect our earnings.

The Company relies heavily on internal manufacturing and related operations to produce, package and distribute its products which, if disrupted, could materially impair our business operations.

The Company's internal quality control, packaging and distribution operations support the majority of the Company's sales. Since certain Company products must comply with Food and Drug Administration Quality System Regulations and because in all instances, the Company creates value for its customers through the development of high-quality products, any significant decline in quality or disruption of operations for any reason, particularly at the Minneapolis facility, could adversely affect sales and customer relationships, and therefore adversely affect the business. While the Company has taken certain steps to manage these operational risks, and while insurance coverage may reimburse, in whole or in part, for losses related to such disruptions, the Company's future sales growth and earnings may be adversely affected by perceived disruption risks or actual disruptions.

We have entered into and drawn on a revolving credit facility. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from funding our expansion strategy.

In connection with the acquisition of Advanced Cell Diagnostics on August 1, 2016, we modified our revolving credit facility, governed by a Credit Agreement on July 28, 2016. The Credit Agreement provides for a revolving credit facility of $400 million. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 30, 2017, the Company had drawn $368.5 million under the Credit Agreement.

The terms of the Credit Agreement and the burden of the indebtedness incurred thereunder could have negative consequences for us, such as:

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs;
•	increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry and competitive conditions; and
•	increasing our vulnerability to increases in interest rates.

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

Our share price will fluctuate.

Over the last several years, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from our financial guidance or the expectations of securities analysts and investors;
•	the financial performance of the major end markets that we target;
•	the operating and securities price performance of companies that investors consider to be comparable to us;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and
•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, commodity and equity prices and the value of financial assets.

Dividends on our common stock could be reduced or eliminated in the future.

For the past 9 years, our Board has consistently declared quarterly dividends of $0.25 to $0.32 cents per share. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2. PROPERTIES

The Company owns the facilities that its headquarters and R&D Systems subsidiary occupy in Minneapolis, Minnesota. The Minneapolis facilities are utilized by both the Company's Biotechnology and Diagnostics segments.

The Minneapolis complex includes approximately 800,000 square feet of space in several adjoining buildings. Bio-Techne uses approximately 625,000 square feet of the complex for administrative, research, manufacturing, shipping and warehousing activities. The Company is currently leasing or plans to lease the remaining space in the complex as retail and office space.

The Company owns the 17,000 square foot facility that its Bio-Techne Europe subsidiary occupies in Abingdon, England. This facility is utilized by the Company's Biotechnology and Protein Platforms segments.

The Company leases the following material facilities, all of which are utilized by the Company's Biotechnology segment with the exception of the locations used by the Company's ProteinSimple and CyVek sites, which support the Protein Platforms segment and the Bionostics and Cliniqa subsidiaries (Diagnostics segment). Certain locations are not named because they were not significant individually or in the aggregate as of the date of this report.

Subsidiary	Location	Type	Square Feet

Bio-Techne Europe	Langley, United Kingdom	Warehouse	14,300
Bio-Techne China	Shanghai and Beijing, China	Office/warehouse	10,700
Boston Biochem	Cambridge, Massachusetts	Office/lab	7,400
Tocris	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	30,000
PrimeGene	Shanghai, China	Office/manufacturing/lab	20,600
Bionostics	Devens, Massachusetts	Office/manufacturing	48,000
Novus Biologicals	Littleton, Colorado	Office/warehouse	22,500
ProteinSimple	San Jose, California	Office/manufacturing/warehouse	167,000
ProteinSimple Canada	Ottawa and Toronto, Canada	Office/manufacturing/warehouse	13,900
CyVek	Wallingford, Connecticut	Office/manufacturing/warehouse	17,500
Cliniqa	San Marcos, California	Office/manufacturing/warehouse	87,200
Advanced Cell Diagnostics	Newark, California	Office/manufacturing/warehouse	35,100

The Company is currently in the process of transitioning into new lease space for its Cliniqa operations. The Company believes the owned and leased properties are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

As of August 30, 2017, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Company's common stock trades on the NASDAQ Global Select Market under the symbol "TECH." The following table sets forth for the periods indicated the high and low sales price per share for the Company's common stock as reported by the NASDAQ Global Select Market.

	Fiscal 2017 Price		Fiscal 2016 Price
	High	Low	High	Low

First Quarter	$117.42	$103.99	$114.56	$87.49
Second Quarter	112.20	98.92	96.81	83.90
Third Quarter	108.58	95.68	96.83	79.95
Fourth Quarter	119.98	98.22	114.62	91.45

Holders of Common Stock and Dividends Paid

As of August 30, 2017, there were over 29,000 beneficial shareholders of the Company's common stock and over 165 shareholders of record. The Company paid quarterly cash dividends totaling $47.7 million, $47.6 million and $47.1 million in fiscal 2017, 2016 and 2015, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future. The Company entered into a revolving line of credit in July 2016, which would prohibit payment of dividends to Company shareholders in the event of a default thereunder. The Credit Agreement that governs the revolving line of credit contains customary events of default.

Issuer Purchases of Equity Securities

There was no share repurchase activity by the Company in fiscal 2017. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company's common stock with the S&P Midcap 400 Index and the S&P 400 Biotechnology Index. The comparison assumes $100 was invested on the last trading day before July 1, 2012 in the Company's common stock and in each of the foregoing indices and assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

 (dollars in thousands, except per share data)

Income and Share Data:	2017(1)	2016(2)	2015(3)	2014(4)	2013

Net sales	$563,003	$499,023	$452,246	$357,763	$310,575
Operating income	120,584	150,593	147,023	159,750	158,469
Earnings before income taxes (5)	111,961	147,481	154,162	161,392	160,662
Net earnings	76,086	104,476	107,735	110,948	112,561
Diluted earnings per share	2.03	2.80	2.89	3.00	3.05
Average common and common equivalent shares - diluted (in thousands)	37,500	37,326	37,231	37,005	36,900

Balance Sheet Data as of June 30:	2017	2016	2015	2014	2013

Cash, cash equivalents and short-term available-for-sale investments	157,714	$95,835	$110,921	$363,354	$332,937
Working capital	212,503	199,744	208,515	443,022	377,432
Total assets	1,558,219	1,129,581	1,063,360	862,491	778,098
Total shareholders' equity	949,627	879,280	846,935	795,265	737,541

Cash Flow Data:	2017	2016	2015	2014	2013

Net cash provided by operating activities	$143,811	$143,870	$139,359	$136,762	$123,562
Capital expenditures	15,179	16,898	19,905	13,821	22,454
Cash dividends declared per share	1.28	1.28	1.27	1.23	1.18

Employee Data as of June 30:	2017	2016	2015	2014	2013

Employees	1,789	1,560	1,356	967	789

(1)	The Company acquired Space on July 1, 2016, and Advanced Cell Diagnostics on August 1, 2016.

(2)	The Company acquired Cliniqa on July 8, 2015, and Zephyrus on March 21, 2016.

(3)	The Company acquired Novus Biologicals on July 2, 2014, ProteinSimple on July 31, 2014, and CyVek on November 3, 2014.

(4)	The Company acquired Bionostics on July 22, 2013, and PrimeGene on April 30, 2014.

(5)

Earnings before income taxes included acquisition related expenses related to amortization of intangibles, costs recognized on sale of acquired inventories and professional fees associated with acquisition activity, as follows: 2017 - $73.2 million; 2016 - $37.6 million; 2015 - $37.6 million; 2014 - $20.0 million; 2013 - $10.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with the consolidated financial information and related notes included in this Form 10-K. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” located at the end of this MD&A and “Forward-Looking Information and Cautionary Statements” and “Risk Factors” within Items 1 and 1A of this Form 10-K.

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

Bio-Techne operates worldwide with three reportable business segments, Biotechnology, Protein Platforms, and Diagnostics, all of which service the life science and diagnostics markets. The Biotechnology reporting segment provides proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, and biologically active chemical compounds used in biological research. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis. The Diagnostics reporting segment reporting segment provides a range of controls and calibrators used with diagnostic equipment and as proficiency testing tools, as well as other reagents incorporated into diagnostic kits.

OVERALL RESULTS

For fiscal 2017, consolidated net sales increased 13% as compared to fiscal 2016. After adjusting for the impacts of the Space and ACD acquisitions in fiscal 2016, as well as foreign currency fluctuations, organic sales for the year increased 6% with currency translation having a negative impact of 1% and acquisitions contributing 8%. The organic growth was broad-based, with the Company achieving growth in all three of its reporting segments. A strong BioPharma end-market in the US and Europe and additional market demand for Protein Platforms instruments were the biggest contributing factors to organic growth.

Consolidated GAAP net earnings decreased 27% for fiscal 2017 as compared to fiscal 2016. After adjusting for acquisition related costs, stock based compensation, and certain income tax items in both years, adjusted net earnings increased 4% in fiscal 2017 as compared to fiscal 2016. Adjusted earnings growth was driven by increased revenue partially offset by negative mix and a negative impact from foreign currency.

For fiscal 2016, consolidated net sales increased 10% as compared to fiscal 2015. After adjusting for the impact of the Cliniqa acquisition in fiscal 2016, as well as foreign currency fluctuations, organic sales for the year increased 6% with currency translation having a negative impact of 2% and acquisitions contributing 6%. The organic growth was broad-based, with the Company achieving growth in all three of its segments reporting segments. A strong bio-pharma end-market in the US and significant government funding of life science research in China and additional market demand for Protein Platform instruments were the biggest contributing factors impacting organic growth.

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

RESULTS OF OPERATIONS

Net Sales

Consolidated organic net sales exclude the impact of net sales contributed by companies acquired during the fiscal year and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily the euro, British pound sterling, and Chinese yuan) into U.S. dollars.

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2017	2016	2015

Organic sales growth	6%	6%	4%
Acquisitions sales growth	8%	6%	25%
Impact of foreign currency fluctuations	(1)%	(2)%	(2)%
Consolidated net sales growth	13%	10%	26%

Consolidated net sales by reportable segment were as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015

Biotechnology	$364,504	$317,340	$308,437
Protein Platforms	91,464	77,324	66,249
Diagnostics	107,139	104,484	77,866
Intersegment	(104)	(125)	(306)
Consolidated net sales	$563,003	$499,023	$452,246

In fiscal 2017, Biotechnology segment net sales increased 15% compared to fiscal 2016. Organic growth for the segment was 4% for the fiscal year, with acquisitions contributing 13% and foreign currency translation having an unfavorable impact of 2%. Antibody and assay product categories drove growth. The growth in antibodies was led by double-digit growth in the Novus brand. The growth in assays was by Luminex-based products the Company makes and sells and royalties received from Luminex assay suppliers who use the Company’s content in the production of their assays.

In fiscal 2017, the Protein Platforms segment net sales increased 18% compared to fiscal 2016. Organic growth for the segment was 19% with acquisitions contributing 1% and foreign currency translation having an unfavorable impact of 2%. Growth was broad-based and led by additional market demand for Simple Western (Wes) instruments and consumables, and the Simple Plex (Ella) and Biologics (Maurice) product lines.

In fiscal 2017, Diagnostics segment net sales increased 3% compared to fiscal 2016. All results for fiscal 2017 are organic. Timing of OEM orders had a negative impact on fiscal 2017 results. Mid-single digit sales growth in blood and glucose-based controls was partially offset by the timing of OEM shipments from the diagnostic assay and reagent product lines.

In fiscal 2016, Biotechnology segment net sales increased 3% compared to fiscal 2015. Organic growth for the segment was 6% for the fiscal year, with foreign currency translation having an unfavorable impact of 3%. We grew in all major geographies, most notably in China and from BioPharma customers in the U.S. and Europe. Japan was the only notable exception, where demand was weak due to delayed funding from Japanese government agencies.

In fiscal 2016, the Protein Platforms segment net sales increased 17% compared to fiscal 2015. Organic growth for the segment was 14% with acquisitions contributing 5% and foreign currency translation having an unfavorable impact of 2%. Additional market demand for Simple Western instruments and consumables, a new instrument product launch in the Biologics (Maurice) product line, and Simple Plex (Ella) instrument and consumable sales, the Elisa-multiplexing solution that was the key technology acquired as part of the CyVek acquisition in fiscal 2015, all drove growth in this segment. There was no revenue from the Zephyrus acquisition in fiscal 2016.

In fiscal 2016, Diagnostics segment net sales increased 34% compared to fiscal 2015. Included in fiscal 2016 Diagnostics segment net sales was $26.6 million generated by the acquisition of Cliniqa in July 2015, contributing essentially all of the growth. Solid organic growth in the hematology controls product line was offset by customer delayed projects in the glucose controls product line due to reimbursement pricing pressures in that particular market segment.

Gross Margins

Consolidated gross margins were 67%, 67% and 68% in fiscal 2017, 2016 and 2015, respectively. Consolidated gross margins were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired during fiscal 2017, 2016, 2015 and prior years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold and amortization of intangibles, adjusted gross margins were 71%, 71% and 72% in fiscal 2017, 2016 and 2015, respectively.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Year Ended June 30,
	2017	2016	2015

Consolidated gross margin percentage	66.5%	67.5%	67.9%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.6%	1.1%	1.5%
Amortization of intangibles	4.1%	2.2%	2.2%
Adjusted gross margin percentage	71.2%	70.8%	71.6%

Fluctuations in adjusted gross margins, as a percentage of net sales, have primarily resulted from changes in foreign currency exchange rates and changes in product mix. In fiscal 2017, the biggest impact to gross margin as compared to fiscal 2016, was the change in product mix associated with the acquisition of ACD. In fiscal 2016, the biggest impact to gross margin, as compared to fiscal 2015, was the change in product mix associated with the acquisition of Cliniqa. In fiscal 2015, the biggest impact to gross margin, as compared to fiscal 2014, was the change in product mix associated with the acquisitions of Novus, ProteinSimple, and CyVek. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates as well as future acquisitions.

Management uses adjusted operating results to monitor and evaluate performance of the Company’s three business segments. Since these results are used for this purpose, they are also considered to be prepared in accordance with GAAP. Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2017	2016	2015

Biotechnology	80.5%	80.0%	79.8%
Protein Platforms	67.6%	67.8%	66.9%
Diagnostics	42.3%	44.8%	42.7%
Consolidated adjusted gross margin percentage	71.2%	70.8%	71.6%

The Biotechnology segment and the Protein Platforms segment gross margin percentage improvements for fiscal 2017 and 2016 as compared to fiscal 2015 was primarily attributable to higher volume leverage and operational productivity.

The Diagnostics segment gross margin percentage for fiscal 2017 was negatively impacted by lower volume leverage and margin mix of product sales. Increased operational productivity in fiscal 2016 increased margins compared to fiscal 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $59.6 million (42%) and $21.5 million (18%) in fiscal 2017 and 2016, respectively.

The increase in fiscal 2017 was driven by additional expenses associated with the Space, ACD and Zephyrus acquisitions including $21.1 million of selling, general and administrative expenses, a $3.2 million increase in acquisition intangible amortization, a $18.4 million change in the fair value of contingent consideration and a $4.3 million increase in other acquisition related costs. The remaining increase in selling, general and administrative expenses in fiscal 2017 was primarily due to additional investments in global commercial resources, administrative infrastructure, including increased stock compensation, and annual wage, salary and benefit increases.

The increase in fiscal 2016 was primarily from $5.4 million added as a result of the Cliniqa acquisition, including $3.4 million of increased costs associated with stock based compensation. The remaining increase in selling, general and administrative expenses in fiscal 2016 included investments made in global commercial resources, administrative infrastructure, stock compensation, and annual wage, salary and benefits increases.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2017	2016	2015

Biotechnology	$82,801	$58,414	$53,033
Protein Platforms	37,735	34,186	28,806
Diagnostics	13,207	12,781	7,470
Total segment expenses	133,743	105,381	89,309
Amortization of intangibles	21,328	18,300	16,560
Acquisition related expenses	25,789	2,761	4,519
Stock based compensation	14,631	9,430	5,957
Corporate selling, general and administrative expenses	4,952	5,007	3,056
	$200,443	$140,879	$119,401

Research and Development Expenses

Research and development expenses increased $8.3 million (18%) and $4.3 million (11%) in fiscal 2017 and 2016, respectively, as compared to prior year periods. Included in research and development expense in fiscal 2017 and 2016 was $8.6 million and $1.9 million of expenses from companies acquired during fiscal 2017 and 2016, respectively. The remaining increase in research and development expenses for fiscal 2016 was primarily related to the development of new products associated with our Protein Platforms segment.

	Year Ended June 30,
	2017	2016	2015

Biotechnology	$35,507	$26,981	$28,001
Protein Platforms	14,424	14,610	11,024
Diagnostics	3,583	3,596	1,828
	$53,514	$45,187	$40,853

Net Interest Income / (Expense)

Net interest income/(expense) for fiscal 2017, 2016 and 2015 was $(7.1) million, $(1.5) million, and $(0.9) million respectively. Net interest expense in fiscal 2017 increased due to the new revolving credit facility entered into in July 2016 to help fund the acquisition of ACD. Net interest expense in fiscal 2016 and 2015 resulted from the opening of a debt facility in July 2014 to partially fund the acquisitions of Novus Biologicals, ProteinSimple, CyVek, and Cliniqa.

Other Non-Operating Expense, Net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company's share of gains and losses from equity method investees as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015

Foreign currency (losses) gains	$(636)	$(1,080)	$372
Rental income	947	950	1,014
Real estate taxes, depreciation and utilities	(1,818)	(1,762)	(1,696)
Net gain (loss) from equity method investees	-	-	8,300
Miscellaneous (expense) income	(59)	279	59
Other non-operating income (expense), net	$(1,566)	$(1,613)	$8,049

Other non-operating expenses, net, for the year ended June 30, 2015 included a non-taxable gain of $8.3 million on the Company's previous investment in CyVek discussed above.

Income Taxes

Income taxes for fiscal 2017, 2016 and 2015 were at effective rates of 32.0%, 29.2%, and 30.1%, respectively, of consolidated earnings before income taxes. The effective rate for June 30, 2017 increased by 2.8% compared to the prior year. The increase was primarily due to unfavorable discrete events in fiscal 2017 related to the revaluation of contingent consideration, which is not a tax deductible expense.

The Company recognized net expense related to discrete tax items of $3.8 million in fiscal 2017, including $4.5 million in expense related to the revaluation of contingent consideration which is not a tax deductible expense. There were no material discrete tax items in fiscal 2016 or 2015.

U.S. federal taxes have been reduced by the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 and the U.S. federal credit for research and development. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which the Company has operations, exclusive of permanent items.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015

Net earnings	$76,086	$104,476	$107,735
Identified adjustments:
Costs recognized upon sale of acquired inventory	3,037	5,431	6,952
Amortization of intangibles	44,393	29,395	26,169
Acquisition related expenses	25,789	2,761	4,519
Stock based compensation	14,631	9,430	5,957
Gain on investment in CyVek	-	-	(8,300)
Tax impact of above adjustments	(20,483)	(14,551)	(13,645)
Tax impact of discrete tax items and other foreign adjustments	(3,920)	(2,638)	1,411
Non-GAAP adjusted net earnings	$139,533	$134,304	$130,798

Non-GAAP adjusted net earnings growth	4%	3%	2%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the periods ended June 30, 2017, 2016, and 2015.

	Year Ended June 30,
	2017	2016	2015

Reported GAAP tax rate	32.0%	29.2%	30.1%
Tax rate impact of:
Identified non-GAAP adjustments	(3.8)	0.4	1.6
Discrete tax items and other foreign adjustments	2.0	1.4	(0.7)
Non-GAAP adjusted tax rate	30.2%	30.9%	31.0%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the year ended June 30, 2017 is primarily a result of the revaluation of contingent consideration. The Company recorded acquisition related expense of $18.4 million related to the change in fair value of contingent consideration, which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2017 were $157.7 million compared to $95.8 million at June 30, 2016. Included in available-for-sale investments at June 30, 2017 and June 30, 2016 was the fair value of the Company's investment in CCXI of $59.6 million and $28.6 million, respectively.

At June 30, 2017, approximately 42% of the Company's cash and equivalent account balances of $91.6 million were located in the U.S., with the remainder located in Canada, China, the U.K. and other European countries.

At June 30, 2017, approximately 93% of the Company's available-for-sale investment account balances of $66.1 million were located in the U.S., with the remaining 7% in China.

The Company has either paid U.S. taxes on its undistributed foreign earnings or intends to indefinitely reinvest the undistributed earnings in the foreign operations or expects the earnings will be remitted in a tax neutral transaction. Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available funds, including funds available through our line-of-credit and cash generated from operations.

During fiscal 2017, the Company acquired Space and ACD for approximately $9.0 million and $258.0 million, respectively. The acquisitions were financed through a combination of cash on hand and our revolving line of credit facility that the Company obtained prior to the closing of the ACD acquisition. The ACD acquisition also included certain future contingent payments of up to $75.0 million due upon the achievement of certain revenue milestones. Additionally, the Company made a $40.0 million equity investment in Astute Medical, Inc.

During fiscal 2016, the Company acquired Cliniqa and Zephyrus for approximately $82.9 million and $8.0 million, respectively. These acquisitions were financed with a combination of cash on hand and our revolving line of credit facility. The Zephyrus acquisition consisted of a net cash payment of $8.0 million and certain future contingent payments of up to $7.0 million, with a current fair value of $3.3 million.

During fiscal 2015, the Company acquired Novus Biologicals, ProteinSimple, and CyVek for approximately $60.1 million, $300.0 million and $94.9 million, respectively. The Novus acquisition was financed through cash on hand. The purchases of ProteinSimple and CyVek were financed through cash on hand and our revolving line of credit facility.

Our $400 million line-of-credit facility was modified in July 2016 in connection with the acquisition of ACD. The senior unsecured revolving credit facility has a term of five years with an adjustable interest rate equal to the greater of (i) the prime commercial rate, (ii) the per annum federal funds rate plus 0.5%, or (iii) LIBOR + 1.00% - 1.75% depending on the existing total leverage ratio of Debt to EBITDA (as defined in the Credit Agreement governing the revolving credit facility). The financial covenants of the revolving credit facility require the Company to maintain a minimum Interest Coverage Ratio, defined as the ratio of EBIT to cash interest expense, of 3.0x and a maximum total leverage ratio of 3.5x. The annualized fee for any unused portion of the credit facility is variable based upon the Company’s leverage ratio at each pricing date.

Future acquisition strategies may or may not require additional borrowings under the line-of-credit facility or other outside sources of funding.

Cash Flows From Operating Activities

The Company generated cash from operations of $143.8 million, $143.9 million, and $139.8 million in fiscal 2017, 2016 and 2015, respectively. The increase in cash generated from operating activities in fiscal 2017 as compared to fiscal 2016 and in fiscal 2016 as compared to fiscal 2015 were mainly the result of an increase in net earnings after adjusting for non-cash expenses related to depreciation, amortization, costs recognized on sale of acquired inventory, and stock based compensation expense.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Cash paid for acquisitions was incrementally higher in fiscal 2017 compared to fiscal 2016, with net cash paid of $253.8 million for the ACD and Space acquisitions compared to $91.4 million for the Cliniqa and Zephyrus acquisitions during fiscal 2016. In fiscal 2015, the Company paid net cash of $420.1 million for the CyVek, ProteinSimple and Novus acquisitions.

In addition to the ACD and Space acquisitions in fiscal 2017, the Company also invested $40.0 million in Astute Medical, Inc. during the second quarter of fiscal 2017.

The Company's net proceeds from the purchase, sale and maturity of available-for-sale investments in fiscal 2017, 2016, and 2015 were $3.0 million, $0.8 million, and $13.5 million, respectively. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions in fiscal year 2017, 2016, and 2015 were $15.2 million, $16.9 million, and $19.9 million. Capital additions planned for fiscal 2018 are approximately $23.8 million and are expected to be financed through currently available cash and cash generated from operations.

Cash Flows From Financing Activities

In fiscal 2017, 2016, and 2015, the Company paid cash dividends of $47.3 million $47.6 million, and $47.1 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $5.3 million, $5.4 million, and $9.7 million, for the exercise of options for 63,000, 69,000, and 241,000, shares of common stock in fiscal 2017, 2016 and 2015, respectively. The Company recognized excess tax benefits from stock option exercises of $0.5 million $0.6 million, $0.6 million in fiscal 2017, 2016 and 2015, respectively.

During fiscal 2017, the Company drew $368.5 million under its revolving line-of-credit facility to partially fund its acquisition of ACD and investment in Astute. The Company made payments on the line-of-credit and other debt of $116.5 million.

During fiscal 2016, the Company drew $77.0 million under its revolving line-of-credit facility to partially fund its acquisitions of Cliniqa. The Company made payments on the line-of-credit and other debt of $58.5 million.

During fiscal 2015, the Company drew $163.0 million under its revolving line-of-credit facility to partially fund its acquisitions of ProteinSimple and CyVek. The Company made payments on the line-of-credit and other debt of $95.0 million.

During fiscal 2017, the Company determined that certain sales and revenue thresholds were met for Zephyrus and ACD. Cash payments totaling $28.5 million ($3.5 million for Zephyrus and $25 million for ACD) were made during the third quarter. Of the $28.5 million of total payments, $16.7 million is classified as financing. The financing component represents the portion of the total liability that was recognized at the acquisition date. The remaining $11.8 million is recorded as operating as it represents the consideration liability that exceed the amount of the contingent consideration liability recognized at the acquisition date

During fiscal 2017, the Company made payments of $3.6 million to settle outstanding consideration payables related to the PrimeGene acquisition.

In April 2009, the Board of Directors authorized a plan for the repurchase and retirement of $60.0 million of its common stock. In October 2012, the Board of Directors increased the amount authorized under the plan by $100.0 million. The plan does not have an expiration date. In fiscal 2013, the Company purchased and retired 28,000 and shares of common stock at market values of $1.8 million. There were no stock repurchases in fiscal 2017, 2016, 2015 or 2014. At June 30, 2017, approximately $125.0 million remained available for purchase under the above authorizations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	After 5 Years
Operating leases	$68,656	$9,123	$16,808	$15,996	$26,729
ACD acquisition (1)	30,100	30,100	-	-	-
CyVek acquisition (1)	35,000	35,000	-	-	-
Zephyrus acquisition (1)	3,300	3,300	-	-	-
	$137,056	$77,523	$16,808	$15,996	$26,729

(1)

Amounts represent the fair values of contingent liabilities under the ACD merger agreement, the CyVek merger agreement and the Zephyrus merger agreement. In addition, the Company will pay CyVek's other stockholders up to 50% of the amount, if any, by which revenues of CyVek's products and related products exceeds $100 million in calendar year 2020.

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

The Company has identified the policies outlined below as critical to its business operations and an understanding of results of operations. The listing is not intended to be a comprehensive list of all accounting policies; investors should also refer to Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Business Combinations

We allocate the purchase price of acquired businesses to the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition. The calculations used to determine the fair value of the long-lived assets acquired, primarily intangible assets, can be complex and require significant judgment. We weigh many factors when completing these estimates including, but not limited to, the nature of the acquired company’s business; its competitive position, strengths, and challenges; its historical financial position and performance; estimated customer retention rates; discount rates; and future plans for the combined entity. We may also engage independent valuation specialists, when necessary, to assist in the fair value calculations for significant acquired long-lived assets.

The fair value of acquired technology is estimated, at times, using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the technology to estimate the royalty savings. The fair value of acquired technology may also be estimated using the cost of reproduction method under which the primary components of the technology are identified and the estimated cost to reproduce the technology is calculated based on historical data provided by the acquirees. The fair value of trade names is estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the trade name to estimate the royalty savings. We generally estimate the fair value of acquired customer relationships using the multi-period excess earnings method. This valuation model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as a brand name or fixed assets, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the customer list asset, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The fair value of acquired customer relationships may also be estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in these calculations include same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information.

We estimate the fair value of liabilities for contingent consideration by discounting to present value the probability weighted contingent payments expected to be made. Assumptions used in these calculations include discount rates, projected financial results of the acquired businesses based on our most recent internal forecasts, and factors indicating the probability of achieving the forecasted results. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is not amortized, but is subject to impairment testing on at least an annual basis.

We are also required to estimate the useful lives of the acquired intangible assets, which determines the amount of acquisition-related amortization expense we will record in future periods. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events or circumstances warrant a revision to the remaining period of amortization.

While we use our best estimates and assumptions, our fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statements of earnings.

The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value than a shorter-lived asset, net income in a given period may be higher. Additionally, assigning a lower value to amortizable intangibles would result in a higher amount assigned to goodwill. As goodwill is not amortized, this would benefit net income in a given period, although goodwill is subject to annual impairment analysis

Impairment of Goodwill and Intangible Assets

Goodwill

Goodwill was $579.0 million as of June 30, 2017, which represented 37% of total assets. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year, or more frequently if events occur or circumstances change that could indicate a possible impairment.

To analyze goodwill for impairment, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business.

2017 Goodwill Impairment Analysis

In completing our 2017 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units. A quantitative assessment involves comparing the carrying value of the reporting unit, including goodwill, to its estimated fair value. Carrying value is based on the assets and liabilities associated with the operations of the reporting unit, which often requires the allocation of shared or corporate items among reporting units. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value of a reporting unit exceeds the fair value of the reporting unit. In determining the fair values of our reporting units, we utilized the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue and applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. Because our 2017 quantitative analysis included all of our reporting units, the summation of our reporting units' fair values was compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations.

The quantitative assessment completed as of June 30, 2017 indicated that all of the reporting units had a substantial amount of headroom. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units.

2016 and 2015 Goodwill Impairment Analysis

The Company used a qualitative test for all reporting units during the fourth quarter for fiscal year 2016 and fiscal year 2015 with one exception. The company elected to utilize a quantitative test for the Protein Platforms reporting unit for fiscal year 2016 using the previously described income approach given that this was a newer reporting unit created primarily through acquisitions. The qualitative analyses for our other reporting units completed during 2016 and 2015 evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. In completing these assessments, we noted no changes in events or circumstances which indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. Based on the testing performed for the Protein Platforms reporting unit, fair value exceeded carrying value by a substantial amount and no adjustment to the carrying value of goodwill was necessary.

There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

Amortizable Intangible Assets

We periodically review our amortizable intangible assets, the net value of which was $452.0 million and $310.5 million as of June 30, 2017 and 2016, respectively, for impairment and to assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or history of operating or cash flow losses associated with the use of the asset. Impairment losses could occur when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s carrying value over its estimated fair value.

In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings. We have experienced no significant changes in the carrying value or estimated remaining useful lives of our long-lived or amortizable intangible assets.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during fiscal 2017 and those not yet adopted can be found under caption “Note 1: Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements appear in Item 8 of this report.

SUBSEQUENT EVENTS

In July 2017, management determined that CyVek achieved the required revenue threshold for the additional consideration payment discussed in Note 4 resulting in a payment of $34.0 million to the former owners.

On September 5, 2017, Bio-Techne acquired Trevigen Inc for approximately $11.0 million. The purchase accounting for this acquisition is in progress.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●	Adjusted gross margin
●	Adjusted net earnings
●	Adjusted net earnings growth
●	Adjusted effective tax rate

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

The Company’s non-GAAP adjusted net earnings also excludes stock based compensation expense and certain adjustments to income tax expense. Stock based compensation is excluded from non-GAAP adjusted earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, and the variety of award types. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

The Company periodically reassesses the components of our non-GAAP adjustments for changes in how we evaluate our performance, changes in how we make financial and operational decisions, and considers the use of these measures by our competitors and peers to ensure the adjustments are still relevant and meaningful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 27% of the Company's consolidated net sales in fiscal 2017 were made in foreign currencies, including 14% in euro, 4% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro, British pound sterling, Chinese yuan and Canadian dollar as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro, British pound sterling, Chinese yuan, Canadian dollar and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2017	2016	2015
Euro:
High	$1.14	$1.13	$1.34
Low	1.05	1.10	1.08
Average	1.09	1.12	1.19
British pound sterling:
High	$1.32	$1.48	$1.69
Low	1.22	1.33	1.48
Average	1.27	1.42	1.57
Chinese yuan:
High	$.150	$.152	$.164
Low	.144	.150	.162
Average	.147	.152	.163
Canadian dollar:
High	$.770	$.781	$.933
Low	.733	.706	.793
Average	.754	.755	.855

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency.

The Company does not enter into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in "Other non-operating expense, net" in the Consolidated Statement of Earnings and Comprehensive Income. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheet as part of "Accumulated other comprehensive income (loss)."

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2017 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of 2017 earnings into U.S. dollars	$2,540
Decrease in translation of net assets of foreign subsidiaries	37,356
Additional transaction losses	1,158

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries
(in thousands, except per share data)

	Year Ended June 30,
	2017	2016	2015

Net sales	$563,003	$499,023	$452,246
Cost of sales	188,462	162,364	144,969
Gross margin	374,541	336,659	307,277

Operating expenses:
Selling, general and administrative	200,443	140,879	119,401
Research and development	53,514	45,187	40,853
Total operating expenses	253,957	186,066	160,254
Operating income	120,584	150,593	147,023

Other income (expense):
Interest expense	(7,361)	(1,748)	(1,544)
Interest income	304	249	634
Other non-operating income (expense), net	(1,566)	(1,613)	8,049
Total other income (expense)	(8,623)	(3,112)	7,139
Earnings before income taxes	111,961	147,481	154,162
Income taxes	35,875	43,005	46,427
Net earnings	76,086	104,476	107,735
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,061)	(19,888)	(36,513)
Unrealized gains (losses) on available-for-sale investments, net of tax of $(6,501), $3,794, and $(3,895), respectively	24,531	(19,924)	11,308
Other comprehensive income (loss)	21,470	(39,812)	(25,205)
Comprehensive income	$97,556	$64,664	$82,530

Earnings per share:
Basic	$2.04	$2.81	$2.90
Diluted	$2.03	$2.80	$2.89
Cash dividends per common share:	$1.28	$1.28	$1.27
Weighted average common shares outstanding:
Basic	37,313	37,194	37,096
Diluted	37,500	37,326	37,231

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries
(in thousands, except share and per share data)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$91,612	$64,237
Short-term available-for-sale investments	66,102	31,598
Accounts receivable, less allowance for doubtful accounts of $696 and $555, respectively	116,830	93,393
Inventories	60,151	57,102
Other current assets	13,330	7,561
Total current assets	348,025	253,891

Property and equipment, net	135,124	132,362
Goodwill	579,026	430,882
Intangible assets, net	452,042	310,524
Other assets	44,002	1,922
Total assets	$1,558,219	$1,129,581
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$16,856	$20,653
Salaries, wages and related accruals	26,602	14,868
Accrued expenses	18,518	8,371
Deferred revenue, current	5,968	4,717
Income taxes payable	2,478	1,779
Contingent consideration payable	65,100	-
Related party note payable, current	-	3,759
Total current liabilities	135,522	54,147

Deferred income taxes	120,596	62,837
Long-term debt obligations	343,771	91,500
Contingent consideration payable	3,300	38,500
Other long-term liabilities	5,403	3,317

Shareholders' equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 a share; authorized 100,000,000 shares; issued and outstanding 37,356,041 and 37,253,771 shares, respectively	374	372
Additional paid-in capital	199,161	178,760
Retained earnings	799,027	770,553
Accumulated other comprehensive loss	(48,935)	(70,405)
Total shareholders' equity	949,627	879,280
Total liabilities and shareholders’ equity	$1,558,219	$1,129,581

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Bio-Techne Corporation and Subsidiaries
(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total

Balances at June 30, 2014	37,002	$370	$147,004	$653,279	$(5,388)	$795,265
Net earnings				107,735		107,735
Other comprehensive loss					(25,205)	(25,205)
Surrender and retirement of stock to exercise options	-	-	(31)			(31)
Common stock issued for exercise of options	141	1	9,761			9,762
Common stock issued for restricted stock awards	10	-	-	(57)		(57)
Cash dividends				(47,106)		(47,106)
Stock-based compensation expense			5,918			5,918
Tax benefit from exercise of stock options			615			615
Employee stock purchase plan expense			39			39
Balances at June 30, 2015	37,153	$371	$163,306	$713,851	$(30,593)	$846,935
Net earnings				104,476		104,476
Other comprehensive loss					(39,812)	(39,812)
Surrender and retirement of stock to exercise options	-	-	(31)			(31)
Common stock issued for exercise of options	69	1	4,796			4,797
Common stock issued for restricted stock awards	23	-	-	(167)		(167)
Cash dividends				(47,607)		(47,607)
Stock-based compensation expense			9,287			9,287
Tax benefit from exercise of stock options			566			566
Common stock issued to employee stock purchase plan	9		692			692
Employee stock purchase plan expense			144			144
Balances at June 30, 2016	37,254	$372	$178,760	$770,553	$(70,405)	$879,280
Net earnings				76,086		76,086
Other comprehensive loss					21,470	21,470
Surrender and retirement of stock to exercise options	(3)	-	(275)			(275)
Common stock issued for exercise of options	63	2	4,509			4,511
Common stock issued for restricted stock awards	31	-	-	(287)		-
Cash dividends				(47,325)		(47,612)
Stock-based compensation expense			14,418			14,418
Tax benefit from exercise of stock options			514			514
Common stock issued to employee stock purchase plan	11		1,022			1,022
Employee stock purchase plan expense			213			213
Balances at June 30, 2017	37,356	$374	$199,161	$799,027	$(48,935)	$949,627

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries
(in thousands)

	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$76,086	$104,476	$107,735
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,036	42,764	37,226
Costs recognized on sale of acquired inventory	3,037	5,431	6,961
Deferred income taxes	(3,433)	(2,624)	1,304
Stock-based compensation expense	14,631	9,430	5,957
Gain on sale of CyVek	-	-	(8,300)
Fair value adjustment to contingent consideration payable	18,400	-	-
Contingent consideration and ACD compensation, operating	(13,322)
Other operating activity	1,942	(566)	(157)
Change in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(19,686)	(22,981)	(11,747)
Inventories	(732)	(6,626)	(4,714)
Prepaid expenses	(2,088)	(381)	(620)
Trade accounts payable and accrued expenses	5,695	8,924	2,154
Salaries, wages and related accruals	2,183	5,725	1,679
Income taxes payable	699	298	1,881
Net cash provided by operating activities	143,448	143,870	139,359

Cash flows from investing activities:
Purchase of available-for-sale investments	(3,069)	-	-
Proceeds from sale and maturities of available-for-sale investments	6,079	776	13,466
Additions to property and equipment	(15,179)	(16,898)	(19,905)
Acquisitions, net of cash acquired	(253,785)	(91,423)	(420,102)
Investment in unconsolidated entity	(40,000)	-	-
Other investing activities	-	(25)	49
Net cash used in investing activities	(305,954)	(107,570)	(426,492)

Cash flows from financing activities:
Cash dividends	(47,325)	(47,607)	(47,107)
Proceeds from stock option exercises	5,257	5,458	9,731
Excess tax benefit from stock option exercises	514	566	615
Borrowings under line-of-credit agreement	368,500	77,000	163,000
Payments on line-of-credit	(116,500)	(58,500)	(94,964)
Contingent consideration and ACD compensation, financing	(21,060)	-	-
Net cash provided by (used in) financing activities	189,386	(23,083)	31,275

Effect of exchange rate changes on cash and cash equivalents	495	(3,512)	(8,178)
Net change in cash and cash equivalents	27,375	9,705	(264,036)
Cash and cash equivalents at beginning of year	64,237	54,532	318,568
Cash and cash equivalents at end of year	$91,612	$64,237	$54,532

 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2017, 2016 and 2015

Note 1. Description of Business and Summary of Significant Accounting Policies:

Description of business: Bio-Techne Corporation and subsidiaries, collectively doing business as Bio-Techne (the Company), develop, manufacture and sell biotechnology and clinical diagnostic products worldwide. With its deep product portfolio and application expertise, Bio-Techne is a leader in providing specialized proteins, including cytokines and growth factors, and related immunoassays, small molecules and other reagents to the research and diagnostics markets.

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of accounts receivable, available-for-sale investments, inventory, intangible assets, contingent consideration, stock based compensation and income taxes. Actual results could differ from these estimates.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Translation of foreign financial statements: Assets and liabilities of the Company's foreign operations are translated at year-end rates of exchange and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as other comprehensive income (loss) on the consolidated statements of earnings and comprehensive income. The cumulative translation adjustment is a component of accumulated other comprehensive loss on the consolidated balance sheets. Foreign statements of earnings are translated at the average rate of exchange for the year. Foreign currency transaction gains and losses are included in other non-operating expense in the consolidated statements of earnings and comprehensive income.

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

Advertising costs: Advertising expenses (including production and communication costs) were $4.5 million $5.2 million, and $4.1 million for fiscal 2017, 2016, and 2015 respectively. The Company expenses advertising expenses as incurred.

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

See Note 10 for additional information regarding income taxes.

Comprehensive income: Comprehensive income includes charges and credits to shareholders' equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments. The items of comprehensive income, with the exception of net income, are included in accumulated other comprehensive loss in the consolidated balance sheets and statements of shareholders' equity.

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

Trade accounts receivable: Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers, and they do not bear interest. They are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for doubtful accounts, we take several factors into consideration, including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for doubtful accounts are included in selling, general and administrative (SG&A) expense in our consolidated statements of earnings and comprehensive income. The point at which uncollected accounts are written off varies by type of customer.

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

The company records a lower of cost or market adjustment to cost of sales for those quantities that are in excess of the manufactured protein and antibody two-year forecast and the chemically-based products five year forecast. For the years ended June 30, 2017, 2016, and 2015 the amount recognized in net sales of inventory sold that was not valued is not material.

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

Intangibles assets: Intangible assets are stated at historical cost less accumulated amortization. Amortization expense is generally determined on the straight-line basis over periods ranging from 1 year to 20 years. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events or circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset's remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. In the current year, the Company has identified no such events.

Impairment of long-lived assets and amortizable intangibles: We evaluate the recoverability of property, plant, equipment and amortizable intangibles whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We compare the carrying amount of the asset to the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. As quoted market prices are not available for the majority of our assets, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. No triggering events were identified and no impairments were recorded for property, plant, and equipment or amortizable intangibles were recorded during fiscal year 2017.

Impairment of goodwill: We evaluate the carrying value goodwill during the fourth quarter each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions that are indicative of a decline in the fair value of the assets.

To analyze goodwill for impairment, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business.

2017 Goodwill Impairment Analysis

In completing our 2017 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units. A quantitative assessment involves comparing the carrying value of the reporting unit, including goodwill, to its estimated fair value. Carrying value is based on the assets and liabilities associated with the operations of the reporting unit, which often requires the allocation of shared or corporate items among reporting units. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value of a reporting unit exceeds the fair value of the reporting unit. In determining the fair values of our reporting units, we utilized the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue and applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items.

Because our 2017 quantitative analysis included all of our reporting units, the summation of our reporting units' fair values was compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations.

The quantitative assessment completed as of June 30, 2017 indicated that all of the reporting units had a substantial amount of headroom. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units.

2016 and 2015 Goodwill Impairment Analysis

The Company used a qualitative test for all reporting units during the fourth quarter for fiscal year 2016 and fiscal year 2015 with one exception. The company elected to utilize a quantitative test for the Protein Platforms reporting unit for fiscal year 2016 using the previously described income approach given that this is a newer reporting unit created primarily through acquisitions. The qualitative analyses for our other reporting units completed during 2016 and 2015 evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. In completing these assessments, we noted no changes in events or circumstances which indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. Based on the testing performed for the Protein Platforms reporting unit, fair value exceeded carrying value by a substantial amount and no adjustment to the carrying value of goodwill was necessary.

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

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	4
Earnings per share	8
Share-based compensation	9
Reportable segments	11

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We elected to early adopt this standard on January 1, 2017. As we have not been required to complete Step 2 of the goodwill impairment test, this standard did not have an impact on our consolidated financial statements.

Pronouncements Issued but Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on July 1, 2018. In addition, in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. These standards are intended to clarify aspects of ASU No. 2014-09 and are effective for us upon adoption of ASU No. 2014-09. The Company’s approach to implementing the new standard includes performing a detailed review of key contracts representative of its different businesses, and comparing historical accounting policies and practices to the new standard. In addition to expanded disclosures associated with the new standard, the Company is continuing to assess the impact on the Company’s consolidated financial statements. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate that we will adopt the standards using cumulative catch-up transition method.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This provision would require inventory that was previously recorded using first-in, first-out (“FIFO”) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be July 1, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. The Company does not expect the updated guidance to have a significant impact on future financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is July 1, 2017. Early adoption is permitted. Upon adoption, among other impacts, the Company expects its reported provision for income taxes to become more volatile, dependent upon market prices and volume of share-based compensation exercises and vesting of options.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, which for us is July 1, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

Note 2. Acquisitions:

2017 Acquisitions

Advanced Cell Diagnostics (ACD)

On August 1, 2016, the Company acquired ACD for approximately $258 million, net of cash acquired, plus contingent consideration of up to $75.0 million as follows:

●	$25.0 million if calendar year 2016 revenues equal or exceed $30.0 million.
●	an additional $50.0 million if calendar year 2017 revenues equal or exceed $45.0 million.

The Company paid approximately $247.0 million, net of cash acquired and the working capital adjustments, as of the acquisition date. The remaining $11.0 million will be paid to current employees who held ACD unvested stock as of the acquisition date. In order to receive payment for unvested shares, the individuals must remain employees of ACD over the 18-month vesting period which extends from the acquisition date through March 31, 2018. Any amounts that would have been owed to individuals who leave the company during the vesting period, will be pooled together and distributed amongst the other former ACD shareholders at the end of the vesting period. Management determined that $3.6 million of the $11.0 million represents purchase price consideration paid for pre-acquisition services. However, the remaining $7.4 million represents compensation expense as the amount the individual employees receives is tied to future service. This current value of this liability recorded on the Consolidated Balance Sheets under the caption “Salaries, wages and related accruals”.

During the third quarter of fiscal 2017, management determined that the calendar year 2016 revenue milestone was met. Refer to Note 4 for discussion of this item as well as discussion of the changes to the fair value estimate for the calendar year 2017 revenue milestone as of June 30, 2017.

The goodwill recorded as a result of the ACD acquisition represents the strategic benefits of growing the Company's product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes. The business became part of the Company’s Biotechnology reportable segment in the first quarter of 2017.

Purchase accounting was finalized during the fourth quarter of 2017. The following table (in thousands) summarizes the value of ACD assets acquired and liabilities assumed as of the acquisition date.

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Updated Opening Balance Sheet Allocation at June 30, 2017
Current assets, net of cash	$25,196	$(9,372)	$15,824
Equipment	2,757		2,757
Other long-term assets	3,812		3,812
Intangible assets:
Developed technology	107,000	43,000	150,000
Trade name	17,000	4,900	21,900
Customer relationships	77,000	(70,700)	6,300
Non-compete agreement	200	(200)	-
Goodwill	133,780	10,187	143,967
Total assets acquired	366,745	(22,185)	344,560
Liabilities	3,591	588	4,179
Deferred income taxes, net	78,761	(26,018)	52,743
Net assets acquired	$284,393	3,245	$287,638

Cash paid, net of cash acquired	$246,193	845	$247,038
Consideration payable	-	3,600	3,600
Fair value contingent consideration	38,200	(1,200)	37,000
Net purchase price	$284,393	3,245	$287,638

As summarized in the table, there have been adjustments totaling $10.2 million to goodwill during the measurement period. These adjustments primarily relate to the finalization of acquired intangible asset cash flow models, and finalization of opening balance sheet deferred tax assets and liabilities. However, the adjustments also include a $9.4 million decrease in the fair value of the inventory required related to an error in the preliminary valuation identified by management during the fourth quarter. See Note 12 for additional information regarding the impact of this error to the first, second, and third quarter fiscal year 2017 financial statements.

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisitions based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statements of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statements of Earnings and Comprehensive Income. The amortization periods for intangible assets acquired in fiscal 2017 are estimated to be 12 years for developed technology, 15 years for trade names, 10 years for customer relationships. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

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

	Year Ended
	June 30,
	2017	2016
Net sales	$564,220	$523,840
Net income	99,380	110,536

Space Import-Export, Srl

On July 1, 2016, the Company acquired Space Import-Export, Srl (Space) of Milan, Italy for approximately $9.0 million. $6.7 million was paid on the acquisition date and the remaining $2.3 million will be paid during the first quarter of fiscal year 2018. Space was a long-time distribution partner of the Company in the Italian market. The acquisition resulted in goodwill as we expect strategic benefits of revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Company’s Biotechnology reportable segment in the first quarter of 2017. Purchase accounting was finalized during the fourth quarter. There were no material changes from the preliminary opening balance sheet. The final fair values of the assets acquired and liabilities assumed in each acquisition, are as follows (in thousands):

Final Opening Balance Sheet Allocation
Current assets, net of cash	$2,128
Equipment	159
Intangible assets:
Customer relationships	6,769
Goodwill	3,517
Total assets acquired	12,573
Liabilities	1,444
Deferred income taxes, net	2,125
Net assets acquired	$9,003

Cash paid, net of cash acquired	$6,747
Consideration payable	2,256
Net purchase price	$9,003

2016 Acquisitions

Zephyrus Biosciences, Inc.

On March 14, 2016, the Company acquired Zephyrus Biosciences, Inc. (Zephyrus) for $8.0 million in cash and up to $7.0 million in contingent consideration. Zephyrus provides research tools to enable protein analysis at the single cell level. Addressing the burgeoning single cell analysis market, Zephyrus's first product, Milo™, enables western blotting on individual cells for the first time. The acquisition was funded with cash on hand. The purchase price of Zephyrus exceeded the preliminary estimated fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. Zephryus is included in the Company's Protein Platforms segment.

In connection with the Zephyrus acquisition, the Company recorded $7.4 million of in process research and development which is not amortized until it is converted to developed technology which occurs once a sale of its product is completed. In the first quarter of fiscal 2017, the Company transferred the balance of in process research and development to developed technology and began amortizing the intangible asset after Zephyrus made its first sale. The intangible asset amortization for the developed technology is not deductible for income tax purposes.

The Company will pay Zephyrus former shareholders an additional $3.5 million if and when 10 instruments are sold prior to the 3-year anniversary of the closing date (March 14, 2019). In addition, the Company will pay Zephyrus former shareholders an additional $3.5 million if and when $3.0 million in cumulative sales are generated within 4.5 years of the closing date (September 14, 2020). The Company made a $3.5 million payment in the third quarter of fiscal 2017 after Zephyrus sold its tenth instrument. We estimate the remaining fair value of these contingent consideration payments to be $3.3 million. Refer to Note 4 for further discussion of this item.

The goodwill recorded as a result of the Zephyrus acquisition represents the strategic benefits of growing the Company's product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

We made certain purchase accounting adjustments for the acquisition of Zephyrus, which was acquired in March 2016 prior to the finalization of purchase accounting during the third quarter of fiscal year 2017. The adjustments recorded during nine months ended March 31, 2017 included a $3.0 million increase to the contingent consideration liability resulting from the finalization of the valuation model, a $0.9 million increase to intangible assets resulting from valuation model adjustments, and a $0.3 million increase to net deferred tax assets. A corresponding $1.8 million increase was recorded to goodwill from the preliminary amount recorded as of June 30, 2016.

Cliniqa Corporation

On July 8, 2015, the Company acquired Cliniqa Corporation (Cliniqa) for approximately $82.9 million. Cliniqa specializes in the manufacturing and commercialization of blood chemistry quality controls and calibrators as well as bulk reagents used for the clinical diagnostic market to further expand and complement our Diagnostics solutions. The acquisition was funded with cash on hand and funds obtained from our revolving credit facility. The purchase price of Cliniqa exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill. Cliniqa is included in the Company's Diagnostics segment.

In connection with the Cliniqa acquisition, the Company recorded $18.0 million of developed technology intangible assets that have an estimated useful life of 14 years, $27.0 million of customer relationship intangible assets that have an estimated useful life of 13 years, and $1.1 million related to trade mark and trade names with a useful life of 4 years. The intangible asset amortization is not deductible for income tax purposes.

The goodwill recorded as a result of the Cliniqa acquisition represents the strategic benefits of growing the Company's product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

2015 Acquisitions

CyVek Inc

On November 3, 2014, the Company acquired CyVek, Inc. (CyVek) through a merger. CyVek has developed a transformative immunoassay technology which integrates an innovatively designed microfluidic cartridge with a state-of-the-art analyzer to deliver the most advanced and efficient bench top immunoassay system. In fiscal 2014, the Company entered into an Agreement of Investment and Merger (the Agreement) with CyVek. Pursuant to the terms of the Agreement, the Company invested $10.0 million in CyVek and received shares of Common Stock representing approximately 19.9% of the outstanding voting stock of CyVek. Between the time of the Company's initial investment and November 3, 2014, CyVek met certain commercial milestones related to the sale of its products, which obligated the Company to acquire CyVek through a merger, with CyVek surviving as a wholly-owned subsidiary of the Company.

The Company made an initial payment of approximately $62.0 million to the other stockholders of CyVek on November 3, 2014. Such purchase price was adjusted after closing based on the final levels of cash, indebtedness and transaction expenses of CyVek as of the closing. The Company will also pay CyVek's previous stockholders up to $35.0 million based on the revenue generated by CyVek's products before December 31, 2017. The Company will also pay CyVek's previous stockholders 50% of the amount, if any, by which the revenue from CyVek's products and related products exceeds $100 million in calendar year 2020. The Company has recorded the present value of these contingent payments as liabilities of $35.0 million at June 30, 2017 and 2016, respectively. In addition, at November 3, 2014, the Company re-measured its previous investment in CyVek to acquisition-date fair value, resulting in a gain on the investment of $8.3 million which is included in other income on the Condensed Consolidated Statements of Earnings and Comprehensive Income. The purchase price of CyVek exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill, substantially all of which is not tax deductible. CyVek is included in the Company's Protein Platforms segment.

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

The goodwill recorded as a result of the CyVek acquisition represents the strategic benefits of growing the Company's product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

ProteinSimple

On July 31, 2014, the Company acquired ProteinSimple. ProteinSimple expanded the Company's solutions that it can offer its customers by developing and commercializing proprietary systems and consumables for protein analysis. The Company opened a line-of-credit to partially fund the acquisition. The purchase price of ProteinSimple exceeded the fair value of the identifiable net assets and, accordingly, the difference was allocated to goodwill. ProteinSimple is included in the Company's Protein Platform segment.

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

The goodwill recorded as a result of the ProteinSimple acquisition represents the strategic benefits of growing the Company's product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill is not deductible for income tax purposes.

Novus Holdings LLC

On July 2, 2014, the Company acquired all of the issued and outstanding equity interests of Novus Holdings LLC (Novus). Novus broadened the Company's antibody offerings by being a supplier of a large portfolio of both outsourced and in-house developed antibodies and other reagents for life science research. Novus is included in the Company's Biotechnology segment.

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

The goodwill recorded as a result of the Novus acquisition represents the strategic benefits of growing the Company's product portfolio and the expected revenue growth from increased market penetration from future products and customers. The majority of the goodwill is not deductible for income tax purposes.

The aggregate purchase price of the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the fiscal year 2016 and 2015 acquisitions (in thousands):

	Zephyrus	Cliniqa	CyVek	Protein Simple	Novus

Current assets	$56	$11,926	$1,206	$19,660	$10,739
Equipment	32	1,436	971	1,983	1,266
Other long-term assets	-	58	19	554	40
Intangible Assets:
Developed technology	8,300	18,000	20,200	39,200	5,010
Trade name	-	1,100	100	36,100	5,300
Customer relationships	-	27,000	600	101,600	14,400
Non-compete agreements	-	-	-	200	-
Goodwill	8,686	42,669	91,658	134,074	28,408
Total assets acquired	17,074	102,189	114,754	333,371	65,163

Liabilities	54	1,508	1,965	11,644	2,166
Deferred income taxes, net	2,521	17,793	(438)	21,674	2,875
Net assets	14,500	82,888	113,227	300,053	60,122
Less fair-value of previous investment	-	-	18,300	-	-
Net assets acquired	$14,500	$82,888	$94,927	$300,053	$60,122

Cash paid, net of cash acquired	$8,000	$82,888	$59,927	$300,053	$60,122
Note Payable	-	-	-	-	-
Contingent consideration payable	6,500	-	35,000	-	-
Net purchase price	$14,500	$82,888	$94,927	$300,053	$60,122

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management's assessment. The purchase price allocated to developed technology, trade names, non-compete agreements and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Consolidated Statements of Earnings and Comprehensive Income. Amortization expense related to trade names, the non-compete agreement and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statements of Earnings and Comprehensive Income. The deferred income tax liability represents the estimated future impact of adjustments for the cost to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes, and the future tax benefit of net operating loss and tax credit carryforwards which will be deductible by the Company in future periods.

Note 3. Supplemental Balance Sheet and Cash Flow Information:

Available-For-Sale Investments:

The fair value of the Company's available-for-sale investments as of June 30, 2017 and June 30, 2016 were $66.1 million and $31.6 million, respectively. The increase was caused by the addition of $2.1 million in corporate bond securities held by Advanced Cell Diagnostics (ACD), and the investment of $1.4 million of available cash in China into certificates of deposit. The remaining increase is due to a $31.0 million change in the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI). The amortized cost basis of the Company's investment in CCXI as of June 30, 2017 and June 30, 2016 was $29.5 million.

The unrealized gain (loss) on available-for-sale investments for fiscal 2017 includes a $30.1 million unrealized gain related to our investment in CCXI. As of June 30, 2017, the stock price of CCXI was $9.36 per share compared to our cost basis of $4.73 per share.

Inventories:

Inventories consist of (in thousands):

	June 30,
	2017	2016

Raw materials	$22,074	$18,685
Finished goods	38,077	38,417
Inventories, net	$60,151	$57,102

Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2017	2016
Cost:
Land	$6,270	$6,270
Buildings and improvements	158,495	157,963
Machinery, equipment and other	98,596	82,018
Property and equipment	263,361	246,251
Accumulated depreciation and amortization	(128,237)	(113,889)
Property and equipment, net	$135,124	$132,362

Intangibles assets were comprised of the following (in thousands):

				June 30,
	Useful Life (years)			2017	2016

Developed technology	9	-	15	$276,959	$120,611
Trade names	5	-	20	87,092	63,706
Customer relationships	9	-	16	204,243	191,118
Non-compete agreement	3	-	5	3,264	3,284
Patents		10		633	-
Intangible assets				572,191	378,719
Accumulated amortization				(120,149)	(75,595)
Amortizable intangible assets, net				$452,042	$303,124
In process research and development				-	7,400
Intangible assets, net				$452,042	$310,524

Changes to the carrying amount of net intangible assets consist of (in thousands):

	June 30,
	2017	2016

Beginning balance	$310,524	$292,839
Acquisitions	185,869	53,500
Other additions	976	-
Amortization expense	(44,393)	(29,395)
Currency translation	(934)	(6,420)
Ending balance	$452,042	$310,524

Amortization expense related to technologies included in cost of sales was $23.1 million $11.1 million, and $9.5 million in fiscal 2017, 2016, and 2015, respectively. Amortization expense related to trade names, customer relationships, non-compete agreements, and patents included in selling, general and administrative expense was $21.3 million, $18.3 million, and $16.7 million, in fiscal 2017, 2016, and 2015 respectively.

The estimated future amortization expense for intangible assets as of June 30, 2017 is as follows (in thousands):

2018	$44,825
2019	44,171
2020	43,538
2021	43,180
2022	41,491
Thereafter	234,837
Total	$452,042

Changes in goodwill by reportable segment and in total consist of (in thousands):

	Biotechnology	Diagnostics	Protein Platforms	Total
June 30, 2015	$115,198	$60,601	$214,839	$390,638
Acquisitions (Note 2)	-	42,669	6,878	49,547
Prior year acquisitions (Note 2)	-	-	-	-
Currency translation	(6,475)	-	(2,828)	(9,303)
June 30, 2016	$108,723	$103,270	$218,889	$430,882
Acquisitions (Note 2)	147,484			147,484
Prior year acquisitions (Note 2)	-	-	1,809	1,809
Currency translation	(1,277)	-	128	(1,149)
June 30, 2017	$254,930	$103,270	$220,826	$579,026

Other Assets:

Other assets consist of (in thousands):

	June 30,
	2017	2016

Investments	$40,385	$385
Other	3,617	1,537
	$44,002	$1,922

As of June 30, 2017, the Company had $44.0 million of other assets compared to $1.9 million as of June 30, 2016. The increase from June 30 is due to a $40.0 million investment in Astute Medical, Inc. during the second quarter of fiscal 2017. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were identified during fiscal 2017.

Supplemental Cash Flow Information:

Supplemental cash flow information was as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Income taxes paid	$42,900	$44,900	$42,600
Interest paid	7,452	1,661	1,544
Non-cash activities:
Acquisition-related liabilities (1)	32,856	42,259	43,048

(1) Consists of holdback payments due at future dates and liabilities for contingent consideration. Further information regarding liabilities for contingent consideration can be found in Note 4.

Note 4. Fair Value Measurements:

The Company’s financial instruments include cash and cash equivalents, available-for-sale investments, accounts receivable, accounts payable, contingent consideration obligations, and long-term debt.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2017	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$59,616	$59,616	$-	$-
Corporate bond securities (1)	2,057	-	2,057	-
Total Assets	$61,673	$59,616	$2,057	$-

Liabilities
Contingent Consideration	$68,400	$-	$-	$68,400

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2016	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$28,582	$28,582	$-	$-
Corporate bond securities (1)	-	-	-	-
Total Assets	$28,582	$28,582	$-	$-

Liabilities
Contingent Consideration	$38,500	$-	$-	$38,500

(1)	Included in available for sale securities on the balance sheet

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. All of our Level 2 assets have maturity dates of less than one year. There were no transfers into or out of our Level 2 financial assets during fiscal 2017.

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

In connection with the Advanced Cell Diagnostics (ACD) acquisition discussed in Note 2, as well as with the Zephyrus and CyVek acquisitions which occurred in prior years, we are required to make contingent payments, subject to the entities achieving certain sales and revenue thresholds. The contingent consideration payments are up to $35.0 million, $7.0 million and $75.0 million related to the CyVek, Zephyrus, and ACD acquisitions, respectively. The fair value of the liabilities for the contingent payments recognized upon each acquisition as part of the purchase accounting opening balance sheet totaled $78.5 million ($35.0 million for CyVek, $6.5 million for Zephyrus, and $37.0 million for ACD) and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculation units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

In fiscal 2017, the Company determined that certain sales and revenue thresholds were met for CyVek, Zephyrus and ACD. Cash payments totaling $28.5 million ($3.5 million for Zephyrus and $25.0 million for ACD) were made during the third and fourth quarters of fiscal 2017. Of the $28.5 million in total payments, $16.7 million is classified as financing on the statement of cash flows. The financing component represents the portion of the total liability that was recognized at the acquisition date. The remaining $11.8 million is recorded within operating cash flows as it represents the consideration liability that exceed the amount of the contingent consideration liability recognized at the acquisition date.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

June 30,
2017
Fair value at the beginning of period	38,500
Purchase price contingent consideration (Note 2)	40,000
Payments	(28,500)
Change in fair value of contingent consideration	18,400
Contingent consideration payable	$68,400

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

Note 5. Debt and Other Financing Arrangements:

The Company entered modified our revolving line-of-credit facility governed by a Credit Agreement (the Credit Agreement) on July 28, 2016. The Credit Agreement provides for a revolving credit facility of $400 million, which can be increased by an additional $200 million subject to certain conditions. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement for base rate loans bear interest at a variable rate equal to the greater of (i) the prime commercial rate, (ii) the per annum federal funds rate plus 0.5%, or (iii) LIBOR + 1.00% - 1.75% depending on the existing total leverage ratio of Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the Credit Agreement). The annualized fee for any unused portion of the credit facility is currently 25 basis points.

The Credit Agreement matures on July 28, 2021 and contains customary restrictive and financial covenants and customary events of default. As of June 30, 2017, the outstanding balance under the Credit Agreement was $343.5 million.

Note 6. Commitments and Contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. At June 30, 2017, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

2018	$9,123
2019	8,431
2020	8,377
2021	8,371
2022	7,625
Thereafter	26,729
Total	$68,656

Total rent expense was approximately $9.8 million, $8.1 million, and $4.9 million for the years ended June 30, 2017, 2016, and 2015, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.

Note 7. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the year ended June 30, 2017 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total

Beginning balance	$(5,542)	(64,863)	$(70,405)
Other comprehensive income (loss)	24,531	(3,061)	21,470
Ending balance	$18,989	(67,924)	$(48,935)

Note 8. Earnings Per Share:

Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares of our stock result from dilutive common stock options and restricted stock units. We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under the treasury stock method, the proceeds from exercise of an option, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

The number of shares used to calculate earnings per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2017	2016	2015

Net earnings used for basic and diluted earnings per share	$76,086	$104,476	$107,735

Weighted average shares used in basic computation	37,313	37,194	37,096
Dilutive stock options	187	132	135
Weighted average shares used in diluted computation	37,500	37,326	37,231

Basic EPS	$2.04	$2.81	$2.90
Diluted EPS	$2.03	$2.80	$2.89

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 2.0 million, 1.2 million, and 516,000 at June 30, 2017, 2016 and 2015, respectively.

Note 9. Share-based Compensation and Other Benefit Plans:

The cost of employee services received in exchange for the award of equity instruments is based on the fair value of the award at the date of grant. Compensation cost is recognized using a straight-line method over the vesting period and is net of estimated forfeitures. Stock option exercises and stock awards are satisfied through the issuance of new shares.

Equity incentive plan: The Company's Amended and Restated 2010 Equity Incentive Plan (the A&R 2010 Plan) provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There are 3.8 million shares of common stock authorized for grant under the A&R 2010 Plan. At June 30, 2017, there were 620,000 shares of common stock available for grant under the A&R 2010 Plan. The maximum term of incentive options granted under the A&R 2010 Plan is ten years. The A&R 2010 amends and restates the Company's 2010 Equity Incentive Plan (the 2010 Plan). The A&R 2010 Plan replaced the Company's 1998 Nonqualified Stock Option Plan (the 1998 Plan). The A&R 2010 Plan and the 1998 Plan (collectively, the Plans) are administered by the Board of Directors and its Executive Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards as of June 30, 2017 under the A&R 2010 Plan and the 1998 Plan were 2.8 million and 50,000, respectively.

Stock option activity under the Plans for the three years ended June 30, 2017, consists of the following (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Avg. Contractual Life (Yrs.)	Aggregate Intrinsic Value (millions)

Outstanding at June 30, 2014	811	72.11
Granted	600	93.98
Forfeited	(133)	92.85
Exercised	(141)	69.31
Outstanding at June 30, 2015	1,137	$81.57
Granted	805	105.16
Forfeited	(54)	99.68
Exercised	(69)	69.82
Outstanding at June 30, 2016	1,819	$91.91
Granted	1,135	107.42
Forfeited	(70)	99.11
Exercised	(63)	71.81
Outstanding at June 30, 2017	2,821	$98.42	5.1	$53.8

Exercisable at June 30:
2015	547	72.72
2016	596	75.74
2017	843	82.93	4.0	$29.1

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2017			2016			2015

Dividend yield		1.2%			1.2%			1.3%
Expected volatility	21%	-	24%	20%	-	23%	18%	-	21%
Risk-free interest rates	1.0%	-	1.9%	1.2%	-	1.9%	1.3%	-	2.2%
Expected lives (years)		5			5			5

The dividend yield is based on the Company's historical annual cash dividend divided by the market value of the Company's common stock. The expected annualized volatility is based on the Company's historical stock price over a period equivalent to the expected life of the option granted. The risk-free interest rate is based on U.S. Treasury constant maturity interest rates with a term consistent with the expected life of the options granted.

The weighted average fair value of options granted during fiscal 2017, 2016 and 2015 was $18.21, $18.50, and $15.01 respectively. The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 were $2.3 million, $2.4 million, and $3.5 million respectively. The total fair value of options vested during fiscal 2017, 2016 and 2015 were $5.0 million, $2.0 million, and $2.3 million respectively.

In fiscal 2017, 2016 and 2015, 23,965, 19,994, and 9,000 restricted common stock shares were granted at weighted average grant date fair values of $104.94, $99.53, and $91.78 per share, respectively. Non-vested restricted common stock shares at June 30, 2017, 2016 and 2015 were 31,647, 22,545, and 19,102, respectively.

In fiscal 2017, 2016, and 2015, 64,931, 35,083, and 36,192 restricted stock units were granted at a weighted average grant date fair value of $109.36, $105.01, and $94.13, respectively. The restricted stock units vest over a three-year period. In fiscal 2017, 4,333 restricted stock units were forfeited.

Stock-based compensation cost of $14.6 million, $9.4 million, and $5.9 million was included in selling, general and administrative expense in fiscal 2017, 2016 and 2015, respectively. The income tax benefit associated with stock-based compensation costs was $0.5 million, $0.6 million, and $0.6 million in fiscal 2017, 2016, and 2015, respectively. As of June 30, 2017, there was $26.0 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2018 through 2021. The weighted average period over which the compensation cost is expected to be recognized is 2.3 years.

Employee stock purchase plan: In fiscal year 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 200,000 shares were allocated to the ESPP. The Company recorded expense of $213,000, $144,000 and $39,000 expense for the ESPP in fiscal 2017, 2016 and 2015, respectively.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $2.2 million, $1.2 million, and $1.1 million for the years ended June 30, 2017, 2016, and 2015, respectively. The Company operates defined contribution pension plans for its U.K. employees. The Company has recorded an expense for contributions to the plans of $0.8 million, $0.8, and $0.7 million for the years ended June 30, 2017, 2016 and 2015, respectively.

Performance incentive programs: In fiscal 2017, under certain employment agreements and a Management Incentive Plan available to executive officers and certain management personnel, the Company recorded cash bonuses of $4.7 million, granted options for 896,778 shares of common stock, issued 16,653 restricted common shares and 39,931 restricted stock units. The Company recorded cash bonuses of $4.2 million and $1.9 million, and granted options for 620,917 and 322,000 shares of common stock for the years ended June 30, 2016 and 2015, respectively. In addition, 11,522 restricted common stock shares and 26,583 restricted stock units and were issued in fiscal 2016.

Note 10. Income Taxes:

The provisions for income taxes consist of the following (in thousands):

	Year Ended June 30,
	2017	2016	2015
Earnings before income taxes consist of:
Domestic	$81,721	$120,154	$121,765
Foreign	30,240	27,327	32,397
	$111,961	$147,481	$154,162
Taxes on income consist of:
Currently payable:
Federal	$28,462	$34,805	$28,220
State	4,051	2,958	6,165
Foreign	8,212	7,579	10,704
Net deferred:
Federal	(901)	1,906	4,401
State	(968)	(428)	292
Foreign	(2,981)	(3,815)	(3,355)
Total tax expense	$35,875	$43,005	$46,427

The following is a reconciliation of the federal tax calculated at the statutory rate of 35% to the actual income taxes provided (in thousands):

	Year Ended June 30,
	2017	2016	2015

Income tax expense at federal statutory rate	$39,186	$51,618	$53,957
State income taxes, net of federal benefit	2,158	1,852	4,762
Qualified production activity deduction	(3,820)	(3,932)	(3,140)
Non-taxable gain on investment	-	-	(2,905)
Research and development tax credit	(1,519)	(1,550)	(912)
Contingent consideration adjustment	4,541	-	-
Foreign tax rate differences	(5,143)	(4,639)	(4,059)
Other, net	472	(344)	(1,276)
Income tax expense	$35,875	$43,005	$46,427

The effective rate for the year ended June 30, 2017 increased by 2.8% compared to the prior year. The increase was primarily due to unfavorable discrete events in fiscal 2017 related to the revaluation of contingent consideration which is not a tax deductible expense.

The Company recognized net expense related to discrete tax items of $3.8 million in fiscal 2017, including $4.5 million in expense related to the revaluation of contingent consideration which is not a tax deductible expense. In the year ended June 30, 2015, as a result of the recent acquisitions, the rate reflects an increase for state tax expense as well as a resulting provision to return true-up from fiscal 2014. The increase is offset by the non-taxable gain which was a result of purchasing the remaining interest in CyVek. In addition the Company’s R&D Europe subsidiary declared and paid a dividend of £46.6 million which resulted in a tax benefit of approximately $1.7 million.

The effective rate for the year ended June 30, 2016 decreased by 0.9% compared to the prior year. The rate decrease was primarily driven by additional R&D credit benefit due to the retroactive reinstatement of the credit under the Protecting Americans from Tax Hikes Act of 2015, an increase in the foreign rate benefit due to the reduction in the UK income tax rate and a reduction in state tax related to the prior year. These decreases were partially offset by less of a foreign tax credit benefit than in the prior year and the non-recurrence of a non-taxable gain.

Temporary differences comprising deferred taxes on the Consolidated Balance Sheets are as follows (in thousands):

	June 30
	2017	2016

Inventory	$9,415	$9,768
Net operating loss carryovers	24,617	26,556
Tax credit carryovers	6,386	3,197
Excess tax basis in equity investments	4,381	4,544
Deferred compensation	9,052	5,912
Net unrealized loss on available for sale investment	-	329
Other	9,937	7,421
Valuation allowance	(3,341)	(7,201)
Net deferred tax assets	60,447	50,526

Net unrealized gain on available-for-sale investments	(11,153)	-
Intangible asset amortization	(162,460)	(107,200)
Depreciation	(5,628)	(5,132)
Other	(1,802)	(1,031)
Deferred tax liabilities	(181,043)	(113,363)
Net deferred tax liabilities	$(120,596)	$(62,837)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance as of June 30, 2017 was $3.3 million, a decrease of $3.9 million from the prior year. The decrease was driven by a decrease in the valuation allowance for the Company’s equity investments. The valuation allowance as of June 30, 2016 was $7.2 million, an increase of $4.7 million over prior year. This increase included a $5.0 million change related to an equity investment and was recorded through other comprehensive income and was partially offset by a decrease of $0.3 million primarily related to the expiration of state net operating loss carryforwards and research and development credits.

As of June 30, 2017, approximately $2.7 million of the valuation allowance relates to certain foreign and state tax net operating loss and state credit carryforwards that existed at the date the Company acquired ACD, Novus, ProteinSimple and CyVek as well as immaterial amounts generated after the acquisitions. The remainder of the valuation allowance was for certain state tax credit carryovers generated or acquired in the current or prior fiscal years. Approximately $2.0 million of the valuation allowance as of June 30, 2016 was for certain foreign and state tax net operating loss and state credit carryforwards that existed at the date the Company acquired Novus, ProteinSimple, and CyVek or have been generated after the acquisitions. The remainder of the valuation allowance was for certain state tax credit carryovers generated or acquired in current or prior fiscal years. The Company believes it is more likely than not that these tax carryovers will not be realized.

As of June 30, 2017, the Company has federal operating loss carryforwards of approximately $53.4 million and state operating loss carryforwards of $84.0 million from its acquisitions of ACD, ProteinSimple and CyVek, which are not limited under IRC Section 382. As of June 30, 2017, the Company has foreign net operating loss carryforwards of $4.1 million. The net operating loss carryforwards expire between fiscal 2018 and 2035. The Company has a deferred tax asset of $21.2 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. As of June 30, 2017, the Company has federal and state tax credit carryforwards of $3.7 million and $2.7 million, respectively. The federal tax credit carryforwards expire between 2018 and 2035. A majority of the state credit carryforwards have no expiry date. The Company has a deferred tax asset of $5.7 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

The Company has not recognized a deferred tax liability for unremitted earnings of approximately $68.9 million from its foreign operations because its subsidiaries have invested or will invest the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. Generally, such amounts become subject to United States taxation upon the remittance of dividends and under other circumstances. It is not practical to estimate the amount of the deferred income tax liabilities related to investments in these foreign subsidiaries.

The Company's unrecognized tax benefits at June 30, 2017, 2016 and 2015, including accrued interest and penalties, were not material. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months. The Company files income tax returns in the U.S federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company's federal returns are subject to tax assessment for 2014 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 11. Segment Information:

The Company has three reportable segments based on the nature of its products; they are Biotechnology, Protein Platforms and Diagnostics.

The Company's Biotechnology reporting segment develops, manufactures and sells proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, and biologically active chemical compounds used in biological research. No customer in the Biotechnology segment accounted for more than 10% of the segment’s net sales for the years ended June 30, 2017, 2016, and 2015.

The Company's Protein Platforms segment develops and commercializes proprietary systems and consumables for protein analysis. This segment was formed in fiscal 2015 with the acquisitions of ProteinSimple and CyVek. No customer in the Protein Platforms segment accounted for more than 10% of the segment’s net sales for the years ended June 30, 2017 and 2016.

The Company's Diagnostics reporting segment develops and manufactures a range of controls and calibrators used with diagnostic equipment and as proficiency testing tools, as well as other reagents incorporated into diagnostic kits. One customer accounted for approximately 12% and 13% of the Diagnostics segments net sales for the years ended June 30, 2017 and 2015, respectively. No customer in the Diagnostics segment accounted for more than 10% of the segment’s net sales for the years ended June 30, 2016.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2017	2016	2015
External sales
Biotechnology	$364,504	$317,340	$308,437
Protein Platforms	91,464	77,324	66,249
Diagnostics	107,139	104,484	77,866
Intersegment	(104)	(125)	(306)
Consolidated net sales	$563,003	$499,023	$452,246

Operating Income
Biotechnology	$175,163	$168,613	$165,226
Protein Platforms	9,648	3,592	4,469
Diagnostics	28,575	30,412	23,981
Segment operating income	213,386	202,617	193,676
Costs recognized upon sale of acquired inventory	(3,037)	(5,431)	(6,952)
Amortization of intangibles	(44,393)	(29,395)	(26,169)
Stock based compensation	(14,631)	(9,430)	(5,957)
Acquisition related expenses	(25,789)	(2,761)	(4,519)
Corporate general, selling and administrative expenses	(4,952)	(5,007)	(3,056)
Consolidated operating income	$120,584	$150,593	$147,023

The Company has some integrated facilities that serve multiple segments. As such, asset and capital expenditure information by reportable segment has not been provided and is not available, since the Company does not produce or utilize such information internally. In addition, although depreciation and amortization expense is a component of each reportable segment’s operating results, it is not discretely identifiable.

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2017	2016	2015
External sales
United States	$313,195	$275,859	$245,217
EMEA, excluding U.K.	125,126	103,060	104,178
U.K.	28,401	28,307	32,309
APAC, excluding Greater China	41,463	38,137	24,015
Greater China	39,078	36,199	34,933
Rest of world	15,740	17,461	11,594
Total external sales	$563,003	$499,023	$452,246

Long-lived assets
United States and Canada	$119,859	$116,830	$117,224
Europe	14,100	14,423	11,239
China	1,165	1,109	1,286
Total long-lived assets	$135,124	$132,362	$129,749

External sales are attributed to countries based on the location of the customer or distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets.

Note 12. Quarterly Financial Data (unaudited)

(in thousands, except per share data)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$130,581	$131,807	$144,037	$156,578	$563,003
Cost of sales (1)	43,236	43,664	47,355	54,207	188,462
Net earnings (1)	$18,843	$7,467	$22,167	$27,609	$76,086

Earnings per common share: (1)
Basic	$0.51	$0.20	$0.59	$0.74	$2.04
Diluted	$0.50	$0.20	$0.59	$0.74	$2.03

Weighted average common shares outstanding:
Basic	37,281	37,308	37,320	37,344	37,313
Diluted	37,473	37,478	37,494	37,546	37,500

(in thousands, except per share data)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$112,381	$120,907	$130,973	$134,762	$499,023
Cost of sales	36,990	39,320	40,984	45,070	162,364
Net earnings	$22,707	$25,851	$30,291	$25,626	$104,476

Earnings per common share:
Basic	$0.61	$0.70	$0.81	$0.69	$2.81
Diluted	$0.61	$0.69	$0.81	$0.69	$2.80

Weighted average common shares outstanding:
Basic	37,169	37,189	37,196	37,224	37,194
Diluted	37,315	37,301	37,299	37,384	37,326

(1)

During the fourth quarter, management identified certain errors related to purchase accounting items for the ACD acquisition recorded during the first quarter of fiscal year 2017. These errors were corrected by adjusting previously reported amounts in the first, second and third quarter of fiscal year 2017. These items impact the cost recognized upon the sale of acquired inventory, other acquisition related costs recorded within selling, general and administrative costs, interest expense, and income taxes and resulted in a favorable impact as compared to previously reported results and as outlined in the table below.

(in thousands)
2017	First Quarter	Second Quarter	Third Quarter
Cost of sales	$(2,875)	$(3,061)	$(2,499)
Selling, general and administrative	(839)	1,326	1,302
Interest expense	57	86	86
Income taxes	1,097	495	333
Incremental net earnings	2,560	1,154	778

We concluded that these errors were not material to each of the respective periods; however, we have elected to report the corrected amount for the fourth quarter. The amounts recorded in this table for the previously reported 2017 quarterly information have been revised for these updates. We will revise the fiscal year 2017 quarterly reported information in future filings to reflect the properly stated amounts. These identified items have no impact to year to date GAAP results.

Note 13. Subsequent Events:

In July 2017, management determined that CyVek achieved the required revenue threshold for the additional consideration payment discussed in Note 4 resulting in a payment of $34.0 million to the former owners.

On September 5, 2017, Bio-Techne acquired Trevigen Inc for approximately $11.0 million. The purchase accounting for this acquisition is in progress.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bio-Techne Corporation:

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Techne Corporation and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bio-Techne Corporation's internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2017 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
September 7, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bio-Techne Corporation:

We have audited Bio-Techne Corporation's internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Techne Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company not maintaining effective monitoring or information and communication processes, and not having effective control activities over the establishment of general information technology controls for certain of its information technology platforms, have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bio-Techne Corporation and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2017. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2017 consolidated financial statements, and this report does not affect our report dated September 7, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Bio-Techne Corporation has not maintained effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the operations of Space Import-Export, Srl (Space) and Advanced Cell Diagnostics (ACD), which were acquired on July 1, 2016 and August 1, 2016, respectively. Space and ACD represented 22.9% of Bio-Techne Corporation’s total assets and 7.5% of its total revenues as of and for the fiscal year ended June 30, 2017. Our audit of internal control over financial reporting of Bio-Techne Corporation also excluded an evaluation of the internal control over financial reporting of Space and ACD.

 /s/ KPMG LLP

Minneapolis, Minnesota
September 7, 2017

ITEM 9A. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below in Management's Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of June 30, 2017.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

b.	Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

We acquired Space Import-Export, Srl ("Space") on July 1, 2016 and Advanced Cell Diagnostics ("ACD") on August 1, 2016. Space and ACD represented approximately 22.9% of our total assets and 7.5% of our total revenues as of and for the year ended June 30, 2017. We excluded internal control over financial reporting associated with Space and ACD from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2017.

Based on our assessment which used the criteria noted above, management has concluded that our internal control over financial reporting was not effective as of June 30, 2017 due to the material weaknesses described as follows:

The Company did not maintain effective monitoring or information and communication processes. Specifically, the Company did not have:

●

Sufficient monitoring of the operation of internal control related to general information technology controls (GITCs) at the locations we have acquired since fiscal year 2013 that are subject to management's assessment.

●

Effective GITCs implemented timely at every location to allow adequate time for the effective operation of certain IT dependent manual controls primarily in the revenue process, inventory process, and expenditures process.

●	Sufficient flow of information from all components, including information regarding the progress made on control implementation and control testing results to allow for effective monitoring.

As a consequence, the Company did not have effective control activities over the establishment of GITCs for certain of its information technology ("IT") platforms primarily at the locations it has acquired since fiscal year 2013 that are subject to management's assessment, including instances of ineffective application change controls, user access provisioning, and user access rights review. Due to the impact of these ineffective GITCs, certain control activities including manual controls that rely on data produced by and maintained within these IT system applications, were also ineffective, potentially impacting all financial statement accounts.

Although no material misstatements were identified in our consolidated financial statements, these control deficiencies create a reasonable possibility that a material misstatement of the Company's consolidated financial statements will not be prevented or detected on a timely basis. We have concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2017.

The Company's internal control over financial reporting as of June 30, 2017 has been audited by KPMG LLP, an independent registered public company accounting firm. KPMG LLP's report contains an adverse opinion on the effectiveness of our internal control over financial reporting, which is included in Item 8 in this Form 10-K.

c.	Remedial Measures

During the current year, management implemented significant changes to improve procedures relating to our internal control structure, including our ability to rely on system generated information. These changes included the implementation of a new ERP system in Minneapolis on July 1, 2016. Additional corporate resources were added to the Controllership function during the second quarter to strengthen the controls within the corporate financial reporting processes as well as controls over complex transactions and to the Internal Audit function during the third quarter to increase our level of control monitoring. Management also completed a full reassessment of risk which resulted in the design and global rollout of a new GITC control framework with updated standard operating procedures, a redesign and reassessment of all manual controls, including IT dependent manual controls, identification of automated configuration controls, and a reassessment of users' access rights to each of our IT systems. Newly designed controls began to be implemented during the second quarter of the fiscal year. However, the complete design reassessment was not completed until the end of the third quarter, which resulted in certain controls and certain access right changes not being implemented until the fourth quarter. Therefore, although we believe we have made significant progress in changing the design of our controls as of June 30, 2017, we have not had adequate time to validate the design and operating effectiveness of all of our controls in accordance with our internal policies.

With the oversight of the Company's Audit Committee, management is taking steps intended to address the underlying causes of the material weaknesses identified in Management's Report on Internal Control over Financial Reporting primarily through the following remediation activities:

●

Expanding our Internal Audit function to provide additional resources for internal control monitoring with a focus on our GITC controls, especially for the locations we have acquired since fiscal year 2013, as these entities often have less sophisticated IT systems which increases the need for oversight and additional controls.

●	Increasing the frequency of control testing to validate that we have achieved a sustained level of operating effectiveness in accordance with our internal policies.
●

Providing additional training to local management teams regarding the flow of information and expectations for timely reporting of the status of control implementation, as well as documentation expectations for key controls that involve IT dependent information and/or involve judgment and estimates. These efforts will improve consistency of communications across our components as well as standardization of our documentation to allow for better monitoring.

●

Reorganizing responsibilities within the Corporate Accounting team to 1) allow for the implementation of additional quarterly procedures designed to promote improvements in the flow of information between component locations and Corporate management and 2) support the transition of newly acquired entities, currently not within the scope of management's assessment, into our control framework.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe this remediation will occur in fiscal year 2018 and will strengthen our internal control over financial reporting and will prevent a reoccurrence of the material weaknesses described above.

d.	Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recently completed fiscal quarter other than those described in the Remedial Measures section above that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Registrant" which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Principle Shareholders" and "Additional Corporate Governance Matters" in the Company's Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Election of Directors" and "Additional Corporate Governance Matters" in the Company's Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company's Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

     Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2017, 2016, and 2015

     Consolidated Balance Sheets as of June 30, 2017 and 2016

     Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2017, 2016, and 2015

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2017, 2016 and 2015

     Notes to Consolidated Financial Statements for the Years Ended June 30, 2017, 2016 and 2015

     Reports of Independent Registered Public Accounting Firm

A. (2) Financial Statement Schedules.

     All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or Notes thereto.

A. (3) Exhibits.

     See "Exhibit Index" immediately following signature page.

 ITEM 16. FORM 10-K SUMMARY

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-TECHNE CORPORATION

Date: September 7, 2017	/s/ Charles Kummeth
By: Charles Kummeth
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

September 7, 2017	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

September 7, 2017	/s/ Roger C. Lucas, Ph.D.
Dr. Roger C. Lucas
Vice Chairman and Director

September 7, 2017	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

September 7, 2017	/s/ Charles A. Dinarello, M.D.
Dr. Charles A. Dinarello, Director

September 7, 2017	/s/ Karen A. Holbrook, Ph.D.
Dr. Karen A. Holbrook, Director

September 7, 2017	/s/ John L. Higgins
John L. Higgins, Director

September 7, 2017	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

September 7, 2017	/s/ Harold J. Wiens
Harold J. Wiens, Director

September 7, 2017	/s/ Charles Kummeth
Charles Kummeth, Director and Chief Executive Officer (principal executive officer)

September 7, 2017	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

for Form 10-K for the 2017 Fiscal Year

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015.*

3.2	Second Amended and Restated Bylaws of the Company-incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K dated August 29, 2016*

10.1**	1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.2**	Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.3**	Management Incentive Plan by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013.*

10.4**	Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 30, 2015*

10.5**	Form of Restricted Stock Award Agreement for Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 30, 2015*

10.6**	Form of Restricted Stock Unit Award Agreement for Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated October 30, 2015*

10.7**	Form of the Performance Unit Award Agreement for Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated October 30, 2015.*

10.8**	Form of Incentive Stock Option Agreement for Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated October 30, 2015.*

10.9**	Form of Employee Non-Qualified Stock Option Agreement for Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.6 of the Company's Form 8-K dated October 30, 2015.*

10.10**	Form of Director Non-Qualified Stock Option Agreement for Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.7 of the Company's Form 8-K dated October 30, 2015.*

10.11**	Employment Agreement by and between the Company and Charles Kummeth—attached as Exhibit 10.11 hereto.

Exhibit Number	Description

10.12**	Form of Employment Agreement by and between the Company and Executive Officers of the Company other than the CEO—attached as Exhibit 10.12 hereto.

10.13

Agreement of Investment and Merger between the Company, Research and Diagnostics Systems, Inc., Cayenne Merger Sub, Inc., CyVek, Inc. and Citron Capital Limited dated April 1, 2014--incorporated by reference to Exhibit 10.22 of the Company's Form 10-K dated August 29, 2014*

10.14

Credit Agreement by and among the Company, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, Swing Line Lender and a lender dated July 28, 2016--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated August 2, 2016*

10.15	Form of Indemnification Agreement entered into with each director and executive officer of the Company--incorporated by reference to Exhibit 10.27 of the Company's Form 10-K dated August 29, 2014*

10.16

Agreement and Plan of Merger by and among the Company, Aero Merger Sub Inc., Advanced Cell Diagnostics, Inc. and Fortis Advisors, LLC as the Securityholders’ Representative, dated July 6, 2016 - incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated July 7, 2016*

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

101

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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