Form 10-Q
period 2017-09-30
BIO-TECHNE Corp
filed 2017-11-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017, or

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

At November 3, 2017, 37,462,178 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2017	2016
Net sales	$144,613	$130,581
Cost of sales	46,745	43,236
Gross margin	97,868	87,345
Operating expenses:
Selling, general and administrative	58,289	45,424
Research and development	13,548	12,765
Total operating expenses	71,837	58,189
Operating income	26,031	29,156
Other (expense) income	(3,064)	(1,371)
Earnings before income taxes	22,967	27,785
Income taxes	7,104	8,942
Net earnings	$15,863	$18,843
Other comprehensive (loss) income:
Foreign currency translation adjustments	6,968	(3,234)
Unrealized gains and losses on available-for-sale investments, net of tax of $4,576 and $(171), respectively	(7,792)	9,714
Other comprehensive (loss) income	(824)	6,480
Comprehensive income	$15,039	$25,323
Earnings per share:
Basic	$0.42	$0.51
Diluted	$0.42	$0.50
Cash dividends per common share:	$0.32	$0.32
Weighted average common shares outstanding:
Basic	37,376	37,281
Diluted	37,705	37,473

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2017 (unaudited)	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$72,464	$91,612
Short-term available-for-sale investments	50,261	66,102
Accounts receivable, less allowance for doubtful accounts of $1,329 and $696, respectively	107,325	116,830
Inventories	66,532	60,151
Prepaid expenses	10,576	13,330
Total current assets	307,158	348,025
Property and equipment, net	136,846	135,124
Goodwill	587,780	579,026
Intangible assets, net	451,024	452,042
Other assets	44,572	44,002
Total assets	$1,527,380	$1,558,219
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$15,082	$16,856
Salaries, wages and related accruals	22,740	26,602
Accrued expenses	19,435	18,518
Deferred revenue	5,374	5,968
Income taxes payable	3,500	2,478
Contingent consideration payable	40,900	65,100
Total current liabilities	107,031	135,522
Deferred income taxes	116,784	120,596
Long-term debt obligations	337,500	343,771
Long-term contingent consideration payable	-	3,300
Other long-term liabilities	6,255	5,403
Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,409,328 and 37,356,041, respectively	374	374
Additional paid-in capital	206,761	199,161
Retained earnings	802,434	799,027
Accumulated other comprehensive loss	(49,759)	(48,935)
Total shareholders' equity	959,810	949,627
Total liabilities and shareholders’ equity	$1,527,380	$1,558,219

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,863	$18,843
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,423	13,644
Costs recognized on sale of acquired inventory	318	1,344
Deferred income taxes	(2,184)	(1,170)
Stock-based compensation expense	3,795	3,190
Fair value adjustment to contingent consideration payable	7,500	1,900
Other operating activity	277	(1,249)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	9,550	(10,176)
Inventories	(5,446)	(2,414)
Prepaid expenses	48	605
Trade accounts payable and accrued expenses	(563)	4,132
Salaries, wages and related accruals	(3,635)	(6,373)
Income taxes payable	3,750	3,947
Net cash provided by operating activities	44,696	26,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(10,634)	(253,193)
Proceeds from maturities of available-for-sale investments	3,502	-
Purchases of available-for-sale investments	-	(6,836)
Additions to property and equipment	(5,273)	(2,442)
Net cash used in investing activities	(12,405)	(262,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(11,958)	(11,932)
Proceeds from stock option exercises	3,806	2,026
Excess tax benefit from stock option exercises	-	253
Borrowings under line-of-credit agreement	-	343,500
Payments on line-of-credit	(6,000)	(91,513)
Payments of Contingent consideration	(35,000)	-
Other financing	(1,802)	(171)
Net cash (used in) provided by financing activities	(50,954)	242,163

Effect of exchange rate changes on cash and cash equivalents	(485)	(563)
Net increase (decrease) in cash and cash equivalents	(19,148)	5,352
Cash and cash equivalents at beginning of period	91,612	64,237
Cash and cash equivalents at end of period	$72,464	$69,589

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2017, included in the Company's Annual Report on Form 10-K for fiscal year 2017. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2017. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

As disclosed in in the June 30, 2017 Form 10-K, during the fourth quarter of fiscal year 2017, management identified certain errors related to purchase accounting items for the Advanced Cell Diagnostics (ACD) acquisition recorded during the first quarter of fiscal year 2017. We concluded that these errors were not material to each of the respective periods. However, we elected to report the corrected amount for the fourth quarter of fiscal year 2017 and revise the previously reported fiscal 2017 quarterly information in future filings to reflect the properly stated amounts. In accordance with ASC 250, we have corrected the prior year financial statements herein.

The impact of this revision on our unaudited consolidated statement of earnings was as follows:

	Quarter Ended September 30, 2016
	As Previously
	Reported	Adjustment	As Revised
Cost of sales	$46,111	$(2,875)	$43,236
Selling, general and administrative	46,263	(839)	45,424
Other (expense) income	(1,314)	(57)	(1,371)
Earnings before income taxes	24,128	3,657	27,785
Income taxes	7,845	1,097	8,942
Net earnings	16,283	2,560	18,843
Comprehensive income	22,763	2,560	25,323

The revisions had no impact to net cash provided by operating activities or financing activities. The revisions decreased cash used by investing activities by $5.8 million with a corresponding change to the cumulative translation adjustment line item. The impact of this revision to the individual line items within our unaudited consolidated statement of cash flows for the quarter ended September 30, 2016 was as follows:

	Quarter Ended September 30, 2016
	As Previously
	Reported	Adjustment	As Revised
Costs recognized on the sale of acquired inventory	$4,219	$(2,875)	$1,344
Other operating (1)	262	(1,666)	(1,249)
Changes in salaries, wages and related accruals	(7,257)	884	(6,373)
Changes in income tax payable	2,850	1,097	3,947
Acquisitions, net of cash acquired	(259,004)	5,811	(253,193)
Cumulative translation adjustment	5,248	(5,811)	(563)
(1)	Does not cross-foot due to the retrospective adoption of the cash flow presentation of employee taxes paid for shares withheld as part of ASU 2016-09

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. We adopted this standard on July 1, 2017. The Company expects its reported provision for income taxes to become more volatile, dependent upon market prices and volume of share-based compensation exercises and vesting of options.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This provision would require inventory that was previously recorded using first-in, first-out (“FIFO”) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this standard on July 1, 2017. The application of this standard did not have significant impact on our financial statements.

Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on July 1, 2018. In addition, in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. These standards are intended to clarify aspects of ASU No. 2014-09 and are effective for us upon adoption of ASU No. 2014-09. The Company’s approach to implementing the new standard includes performing a detailed review of key contracts representative of its different businesses, and comparing historical accounting policies and practices to the new standard. In addition to expanded disclosures associated with the new standard, the Company is continuing to assess the impact on our consolidated financial statements. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate that we will adopt the standards using cumulative catch-up transition method.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The standard revises the definition of a business, which affects many areas of accounting such as business combinations and disposals and goodwill impairment. The revised definition of a business will likely result in more acquisitions being accounted for as asset acquisitions, as opposed to business combinations. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2017, which for us is July 1, 2018. The amendments in this guidance are required to be applied prospectively to transactions occurring on or after the effective date.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require modification accounting, which may result in a different fair value for the award. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2017, which for us is July 1, 2018. The guidance is required to be applied prospectively to awards modified on or after the effective date. Historically, modifications to our share-based payment awards have been rare. As such, we do not expect the application of this standard to have a significant impact on our results of operations or financial position.

Note 2. Selected Balance Sheet Data:

Available-For-Sale Investments:

The fair value of the Company's available-for-sale investments at September 30, 2017 and June 30, 2017 were $50.3 million and $66.1 million, respectively. The decrease was caused by the maturities of $2.1 million in corporate bond securities held by Advanced Cell Diagnostics (ACD) and $1.4 million in certificate of deposits held in China. The remaining difference is due to a decrease in the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI). The cost basis of the Company's investment in CCXI at September 30, 2017 and June 30, 2017 was $29.5 million.

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2017	2017
Raw materials	$24,535	$22,074
Finished goods	41,997	38,077
Inventories, net	$66,532	$60,151

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2017	2017
Land	$6,270	$6,270
Buildings and improvements	159,025	158,495
Machinery and equipment	104,783	98,596
Property and equipment, cost	270,078	263,361
Accumulated depreciation and amortization	(133,232)	(128,237)
Property and equipment, net	$136,846	$135,124

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2017	2017
Developed technology	$281,816	$276,959
Trade names	89,070	87,092
Customer relationships	208,785	204,243
Non-compete agreements	3,273	3,264
Patents	893	633
Intangible assets	583,837	572,191
Accumulated amortization	(132,813)	(120,149)
Intangible assets, net	$451,024	$452,042

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2017 consist of (in thousands):

Beginning balance	$452,042
Acquisitions	7,100
Other additions	276
Amortization expense	(11,379)
Currency translation	2,985
Ending balance	$451,024

The estimated future amortization expense for intangible assets as of September 30, 2017 is as follows (in thousands):

2018	$35,025
2019	45,708
2020	44,453
2021	44,085
2022	42,344
Thereafter	239,409
Total	$451,024

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended September 30, 2017 consist of (in thousands):

	Biotechnology	Protein Platforms	Diagnostics	Total
Beginning balance	$254,930	$220,826	$103,270	$579,026
Acquisitions (Note 3)	4,595	-	-	4,595
Currency translation	1,302	2,857	-	4,159
Ending balance	$260,827	$223,683	$103,270	$587,780

We evaluate the carrying value of goodwill in the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a quantitative assessment for all three of its reporting units during the fourth quarter of fiscal year 2017. The quantitative assessment indicated that all of the reporting units had substantial headroom as of June 30, 2017.

No triggering events were identified during the quarter ended September 30, 2017. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

Other Assets:

Other Assets consist of (in thousands):

	September 30,	June 30,
	2017	2017
Investments	$40,385	$40,385
Other	4,187	3,617
Other assets	$44,572	$44,002

As of September 30, 2017, the Company had $44.6 million of other assets compared to $44.0 million as of June 30, 2017. Investments include a $40.0 million investment in Astute Medical, Inc. made during the second quarter of fiscal year 2017. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were identified in the period ended September 30, 2017.

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

Trevigen Inc.

On September 5, 2017 the Company acquired the stock of Trevigen Inc. for approximately $10.6 million, net of cash received. The Company has had a long-standing business relationship with Trevigen as a seller of its product line. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Biotechnology reportable segment in the first quarter of fiscal 2018.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize these during fiscal year 2018 when our valuation models for acquired intangible assets are completed, including the determination of related estimated useful lives. Amounts for acquired inventory, intangible assets, and related deferred tax liabilities, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed, are as follows (in thousands):

Trevigen
Current assets, net of cash	$1,662
Equipment	139
Other long-term assets	15
Intangible assets:
Developed technology	3,800
Tradename	1,400
Customer relationships	1,900
Goodwill	4,595
Total assets acquired	13,511
Liabilities	92
Deferred income taxes, net	2,785
Net assets acquired	$10,634

Cash paid, net of cash acquired	$10,634

Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisitions based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2018 are estimated to be 10 years for developed technology, 12 years for customer relationships, and 1.5 years for trade names. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	September 30, 2017	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$47,247	$47,247	$-	$-

Liabilities
Contingent Consideration	$40,900	$-	$-	$40,900

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2017	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$59,616	$59,616	$-	$-
Corporate bond securities (1)	2,057	-	2,057	-
Total Assets	$61,673	$59,616	$2,057	$-

Liabilities
Contingent Consideration	$68,400	$-	$-	$68,400

(1)	Included in available-for-sale investments on the balance sheet

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. All of our Level 2 assets have maturity dates of less than one year. There were no transfers into or out of our Level 2 financial assets during the nine months ended September 30, 2017.

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

In connection with the Advanced Cell Diagnostics (ACD) acquisition (fiscal 2017), as well as the Zephyrus and CyVek acquisitions (fiscal 2016), we are required to make contingent payments, subject to the entities achieving certain sales and revenue thresholds. The contingent consideration payments are up to $75 million, $7 million and $35 million related to the ACD, Zephyrus and CyVek acquisitions, respectively. The fair value of the liabilities for the contingent payments recognized upon each acquisition as part of the purchase accounting opening balance sheet totaled $78.5 million ($37.0 million for ACD, $6.5 million for Zephyrus and $35.0 million for CyVek) and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculation units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense. During fiscal 2017, a portion of the ACD and Zephyrus liabilities were paid. As of June 30, 2017 the remaining contingent consideration payments are up to $50 million, $3.5 million and $35 million related to the ACD, Zephyrus and CyVek acquisitions, respectively. During the first quarter of fiscal 2018, the $35.0 million contingent liability relating to the CyVek acquisition was satisfied.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2017 (in thousands):

Quarter Ended
September 30, 2017
Fair value at the beginning of period	$68,400
Payments	(35,000)
Change in fair value of contingent consideration	7,500
Fair value at the end of period	$40,900

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

Note 5. Debt and Other Financing Arrangements:

In fiscal 2017, the Company entered into a revolving line-of-credit facility governed by a Credit Agreement (the Credit Agreement) dated July 28, 2016. The Credit Agreement provides for a revolving credit facility of $400 million, which can be increased by an additional $200 million subject to certain conditions. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement for base rate loans bear interest at a variable rate equal to the greater of (i) the prime commercial rate, (ii) the per annum federal funds rate plus 0.5%, or (iii) LIBOR + 1.00% - 1.75% depending on the existing total leverage ratio of Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the Credit Agreement). The annualized fee for any unused portion of the credit facility is currently 25 basis points.

The Credit Agreement matures on July 28, 2021 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2017, the outstanding balance under the Credit Agreement was $337.5 million.

Note 6. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the quarter ended September 30, 2017 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$18,989	$(67,924)	$(48,935)
Other comprehensive income (loss)	(7,792)	6,968	(824)
Ending balance	$11,197	$(60,956)	$(49,759)

Note 7. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended September 30,
	2017	2016
Earnings per share – basic:
Net Income	$15,863	$18,843
Income allocated to participating securities	(10)	(13)
Income available to common shareholders	$15,853	$18,830
Weighted-average shares outstanding	37,376	37,281
Earnings per share-basic	$0.42	$0.51

Earnings per share – diluted:
Net Income	$15,863	$18,843
Income allocated to participating securities	(10)	(13)
Income available to common shareholders	$15,853	$18,830
Weighted average common shares outstanding-basic	37,376	37,281
Dilutive effect of stock options and restricted stock units	329	192
Weighted average common shares outstanding-diluted	37,705	37,473
Earnings per share-diluted	$0.42	$0.50

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.3 million and 1.2 million for the quarter ended September 30, 2017 and 2016, respectively.

Note 8. Share-based Compensation:

During the quarter ended September 30, 2017 and 2016, the Company granted 0.6 million and 1.0 million stock options at weighted average grant prices of $114.60 and $107.60 and weighted average fair values of $20.47 and $17.98, respectively. During the quarter ended September 30, 2017 and 2016, the Company granted 500 and 64,931 restricted stock units at a weighted average fair value of $122.57 and $109.36, respectively. The Company did not grant any shares of restricted stock during the quarter ended September 30, 2017. During the quarter ended September 30, 2016, the Company granted 16,653 shares of restricted stock at a grant date fair value of $106.59, respectively.

Stock options for 32,625 and 22,145 shares of common stock with total intrinsic values of $0.9 million and $0.9 million were exercised during the quarter ended September 30, 2017 and 2016, respectively.

Stock-based compensation expense of $3.8 million and $3.2 million was included in selling, general and administrative expenses for the quarter ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $32.5 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.6 years.

Note 9. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2017	2016
Interest expense	$(2,243)	$(1,400)
Interest income	76	49
Other non-operating income (expense), net	(897)	(20)
Total other income (expense)	$(3,064)	$(1,371)

Note 10. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2018 and 2017 was 30.9% and 32.2% of consolidated earnings before income taxes, respectively. The change in the company’s tax rate for the first quarter of fiscal 2018 compared to first quarter of fiscal 2017 were primarily driven by the jurisdictional mix of earnings.

The company recognized net expense related to discrete tax items of $0.4 million during the first quarter of fiscal year 2018 which is a $0.4 million increase compared to the first quarter of fiscal 2017.

Note 11. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2017	2016
Net sales:
Biotechnology	$95,076	$86,787
Protein Platforms	24,640	19,573
Diagnostics	24,986	24,233
Intersegment	(89)	(12)
Consolidated net sales	$144,613	$130,581
Operating income:
Biotechnology	$44,603	$42,480
Protein Platforms	3,056	209
Diagnostics	5,829	6,303
Segment operating income	53,488	48,992
Costs recognized on sale of acquired inventory	(318)	(1,344)
Amortization of acquisition related intangible assets	(11,379)	(10,188)
Acquisition related expenses	(9,533)	(3,532)
Stock based compensation	(3,795)	(3,190)
Corporate general, selling, and administrative expenses	(2,432)	(1,582)
Consolidated operating income	$26,031	$29,156

Note 12. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2017. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

OVERVIEW

Bio-Techne Corporation and its subsidiaries operate worldwide with three reportable business segments, Biotechnology, Protein Platforms and Diagnostics, all of which service the life science and diagnostic markets. The Biotechnology reporting segment develops, manufactures and sells proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, as well as biologically active chemical compounds used in biological research and ACD’s in situ hybridization detection products. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis. The Diagnostics reporting segment develops, manufactures and sells a range of controls and calibrators for various blood chemistry and blood gas clinical instruments, as well as quality controls, diagnostic immunoassays and other bulk and custom reagents for the in vitro diagnostic market. The Diagnostics segment also provides bulk purified proteins, enzymes, disease-state plasmas, infectious disease antigens and processed sera to the clinical diagnostic industry.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions.

On September 5, 2017 the Company acquired Trevigen Inc. for approximately $10.6 million, net of cash received. The Company has had a long-standing business relationship with Trevigen as a seller of its product line.

RESULTS OF OPERATIONS

Consolidated net sales increased 11% for the quarter ended September 30, 2017 compared to the same prior year period. Organic growth was 8% for quarter ended September 30, 2017 compared to the same prior year period, with acquisitions contributing 2% and foreign currency translation having a positive impact of 1%.

Consolidated net earnings decreased 16% for the quarter ended September 30, 2017 compared to the same prior year period primarily due to increased acquisition-related expenses, interest expense and additional investments in commercial resources and administrative infrastructure, including increased stock based compensation.

Net Sales

Consolidated net sales for the quarter ended September 30, 2017 were $144.6 million, an increase of 11% from the same prior year period. Organic growth for quarter ended September 30, 2017 was 8%. Reported net sales for the quarter ended September 30, 2017 included growth from acquisitions of 2% and a positive impact from foreign currency translation of 1%.

For quarter ended September 30, 2017 by geography, sales in the US grew in mid-single digits, with growth comparable in both the BioPharma and Academia end-markets. Europe sales grew over 10% organically, with low-double digit growth in both BioPharma and Academia. China sales grew approximately 20% organically, with our Western brands growing over 30% with similar contributions from both our instrument and reagent portfolios. Sales in Japan grew over 20% while the rest of the Asia-Pacific region grew nearly 30%, led by South Korea. Note that all references made to growth rates by region and end-market exclude OEM sales, which primarily occur in our Diagnostics segment.

Gross Margins

Consolidated gross margins for the quarter ended September 30, 2017 and September 30, 2016 were 67.7% and 66.9%, respectively. The increase in consolidated gross margin for the quarter ended September 30, 2017 was driven primarily by higher volume leverage and product mix. The increase in consolidated gross margin was partially offset by the negative impacts from purchase accounting related intangible assets acquired in the current and prior fiscal years.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2017	2016
Consolidated gross margin percentage	67.7%	66.9%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.2%	1.0%
Amortization of intangibles	4.2%	3.1%
Non-GAAP adjusted gross margin percentage	72.1%	71.0%

Consolidated non-GAAP adjusted gross margins were 72.1% for the quarter ended September 30, 2017, up 1.1% from the prior year due to higher volume leverage and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.9 million (28%) for the quarter ended September 30, 2017 from the same prior year period.

The increase for the quarter ended September 30, 2017 was driven by additional investments in global commercial resources and administrative infrastructure, including increased stock based compensation. The remaining increase was driven by additional acquisition-related expenses, including a $7.5 million change in the fair value of contingent consideration related to ACD.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2017 increased $0.8 million (6%) from the same prior year period.

Segment Results

Biotechnology

	Quarter Ended
	September 30,
	2017	2016
Net sales (in thousands)	$95,076	$86,787
Operating income margin percentage	46.9%	48.9%

Biotechnology’s net sales for the quarter ended September 30, 2017 were $95.1 million with reported growth of 10% compared to the same prior year period. Organic growth for the quarter ended September 30, 2017 was 6% with acquisitions contributing 3% and currency translation having a favorable impact of 1%. Segment growth was driven by the antibody and ACD product categories. Antibody growth was led by a 30% increase in revenue from the Novus brand. ACD experienced over 40% growth that was driven by rapid research market adoption of its RNA-ISH technology.

The operating income margin for the quarter ended September 30, 2017 was 46.9% compared to 48.9% for the same prior year period. The decrease in operating income margin is the result of lower margin acquisitions made in this segment, namely ACD, as well as due to strategic investments made throughout the past year.

Protein Platforms

	Quarter Ended
	September 30,
	2017	2016
Net sales (in thousands)	$24,640	$19,573
Operating income margin percentage	12.4%	1.1%

Protein Platforms’ net sales for the quarter ended September 30, 2017 were $24.6 million with reported growth of 26% compared to the same prior year period. Organic growth for the quarter ended September 30, 2017 was 25% with currency translation having a favorable impact of 1%. For the quarter ended September 30, 2017, growth for the segment was broad-based regionally and led by the Biologics product line. The Simple Western and Simple Plex product lines were also key contributors to the revenue increase, delivering over 20% and 100% growth from the same prior year period, respectively.

Operating income margin was 12.4% for the quarter ended September 30, 2017 compared to 1.1% for the same prior year period. The higher segment operating margin percentage was primarily attributable to higher volume leverage and favorable product mix.

Diagnostics

	Quarter Ended
	September 30,
	2017	2016
Net sales (in thousands)	$24,986	$24,233
Operating income margin percentage	23.3%	26.0%

Diagnostics’ net sales for the quarter ended September 30, 2017 were $25.0 million, an increase of 3% compared to the same prior year period. Mid-single digit sales growth in blood and glucose-based controls was partially offset by the timing of OEM shipments from the diagnostic components product lines.

Operating income margin for the segment was 23.3% for the quarter ended September 30, 2017 compared to 26.0% for the same prior year period. The lower operating margin percentage was primarily attributable to lower margin mix of product sales.

Income Taxes

Income taxes for the quarter ended September 30, 2017 were at an effective rate of 30.9% of consolidated earnings before income taxes compared to 32.2% for the quarter ended September 30, 2016. The change in the company’s tax rate for the first quarter of fiscal 2018 compared to first quarter of fiscal 2017 were primarily driven by the jurisdictional mix of earnings.

The forecasted tax rate as of the first quarter of fiscal 2018 before discrete items is 29.5% compared to the prior year forecasted tax rate as of the first quarter of fiscal 2017 before discrete items of 30.1%. The 0.6% reduction in the rate is primarily due to changes in the jurisdictional mix of earnings. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2018 to range from 29% to 31%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2017	2016 (1)
Net earnings	$15,863	$18,843
Identified adjustments:
Costs recognized upon sale of acquired inventory	318	1,344
Amortization of acquisition intangibles	11,379	10,188
Acquisition related expenses	9,619	3,587
Stock based compensation	3,795	3,190
Tax impact of above adjustments	(5,121)	(5,196)
Tax impact of discrete tax items and other foreign adjustments	(1,875)	(318)
Non-GAAP adjusted net earnings	$33,978	$31,638
Non-GAAP adjusted net earnings growth	7.4%	7.5%

(1)	The fiscal 2016 net earnings, costs recognized upon sale of acquired inventory, acquisition related expenses, and tax impact of above adjustments line items have been updated for the revisions discussed in Note 1. There was no impact to the previously reported total Non-GAAP adjusted net earnings.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter ended September 30, 2017 and September 30, 2016.

	Quarter Ended
	September 30,
	2017	2016
Reported GAAP tax rate	30.9%	32.2%
Tax rate impact of:
Identified non-GAAP adjustments	(5.5%)	(1.5%)
Discrete tax items and other foreign adjustments	3.9%	0.7%
Non-GAAP adjusted tax rate	29.3%	31.4%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2017 is primarily a result of the revaluation of contingent consideration. The Company recorded acquisition related expense of $7.5 million related to the change in fair value of contingent consideration, which is not tax deductible, during the quarter ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, cash and cash equivalents and available-for-sale investments were $122.7 million compared to $157.7 million as of June 30, 2017. Included in available-for-sale-investments as of September 30, 2017 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $47.2 million. The fair value of the Company's CCXI investment at June 30, 2016 was $59.6 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2016. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $50.0 million and $3.5 million related to the ACD and Zephyrus, respectively. The fair values of the remaining payments are $37.6 million and $3.3 million, respectively, as of September 30, 2017.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $44.7 million from operating activities in the first quarter of fiscal 2018 compared to $26.2 million in the first quarter of fiscal 2017. The increase from the prior year was primarily due to decreases in operating assets and increases in operating liabilities, net of acquisitions.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Cash paid for acquisitions was lower in the first three months of fiscal 2018 compared to the first three months of fiscal 2018 with net cash paid of $10.6 million for the Trevigen acquisition during the first three months fiscal 2017 compared to $253.2 million for the ACD and Space acquisitions which occurred during the first three months of fiscal 2017.

Capital expenditures for fixed assets for the first quarter of fiscal 2018 and 2017 were $5.3 million and $2.4 million, respectively. Capital expenditures for the first quarter of fiscal 2018 were mainly for facility expansion as well as laboratory and computer equipment. Capital expenditures for the remainder of fiscal 2018 are expected to be approximately $17.0 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2018 and 2017, the Company paid cash dividends of $12.0 million and $11.9 million, respectively, to all common shareholders. On October 31, 2017, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.0 million, will be payable November 24, 2017 to all common shareholders of record on November 10, 2017.

Cash of $3.8 million and $2.0 million was received during the first quarter of fiscal 2018 and 2017, respectively, from the exercise of stock options.

During the first quarter of fiscal 2018, the Company made a $6.0 million payment towards the balance of its line-of-credit facility. During the first quarter of fiscal 2017, the Company paid the balance of its previous line-of-credit facility in an amount of approximately $91.5 million and drew $343.5 million under its new revolving line-of-credit facility to fund operations and its acquisition of ACD.

During the first quarter of fiscal 2018, the Company made $35.0 million in payments towards the CyVek contingent consideration liability. The Company made no payments towards contingent consideration liabilities during the first quarter of fiscal 2017.

In accordance with the terms of the purchase agreement, during the first quarter of fiscal 2018, the Company made the final $2.3 million payment for the Space acquisition. This payment is included within other financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended September 30, 2017.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2017 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the first quarter of fiscal 2018 that would require disclosure nor have there been any changes to the Company's policies.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, unseen delays and expenses related to facility improvements, and the success of financing efforts by companies in which the Company has invested. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2017 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $47.2 million. As of September 30, 2017, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $4.7 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2017, approximately 27% of consolidated net sales were made in foreign currencies, including 14% in euros, 4% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2017	2016
Euro	$1.18	$1.12
British pound sterling	1.31	1.31
Chinese yuan	.150	.150
Canadian dollar	.798	.767

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2017 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$2,866
Decrease in translation of net assets of foreign subsidiaries	37,603
Additional transaction losses	1,226

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended June 30, 2017 and described in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 were not fully remediated as of September 30, 2017. Management has prepared a detailed action plan and commented on-going remediation efforts during the first quarter of fiscal 2018. However, further testing of the effectiveness of the Company's controls occurring during the remainder of fiscal 2018 is necessary to validate the completion of the remediation plan. Accordingly, based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2017.

(b) Changes in internal controls over financial reporting.

The Company commenced its on-going remediation efforts to address the material weaknesses in internal control over financial reporting described in the Company's Annual Report on Form 10-K for the year-ended June 30, 2017.

As previously announced, we acquired Trevigen on September 5, 2017. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this entity.

The results reported in this quarterly report include those of Trevigen.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 9, 2017, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no other material changes from the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended September 30, 2017. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: November 9, 2017	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 9, 2017	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.