Form 10-Q
period 2017-12-31
BIO-TECHNE Corp
filed 2018-02-08
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017, or

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

At February 2, 2018, 37,474,011 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$154,153	$131,807	$298,766	$262,388
Cost of sales	52,319	43,664	99,064	86,901
Gross margin	101,834	88,143	199,702	175,487
Operating expenses:
Selling, general and administrative	63,775	56,981	122,064	102,405
Research and development	13,911	13,281	27,459	26,046
Total operating expenses	77,686	70,262	149,523	128,451
Operating income	24,148	17,881	50,179	47,036
Other income (expense)	(2,417)	(2,693)	(5,480)	(4,064)
Earnings before income taxes	21,731	15,188	44,699	42,972
Income tax expense (benefit)	(27,116)	7,721	(20,011)	16,663
Net earnings	$48,847	$7,467	$64,710	$26,309
Other comprehensive income:
Foreign currency translation adjustments	1,524	(10,066)	8,492	(13,301)
Unrealized gain (loss) on available-for-sale investments, net of tax of $799, $(1,889), $5,375, and $(2,060), respectively	(8,582)	6,778	(16,374)	16,486
Other comprehensive (loss) income	(7,058)	(3,288)	(7,882)	3,185
Comprehensive income (loss)	$41,789	$4,179	$56,828	$29,494
Earnings per share:
Basic	$1.30	$0.20	$1.73	$0.70
Diluted	$1.29	$0.20	$1.71	$0.70
Cash dividends per common share:	$0.32	$0.32	$0.64	$0.64
Weighted average common shares outstanding:
Basic	37,449	37,308	37,412	37,294
Diluted	37,926	37,478	37,816	37,475

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2017 (unaudited)	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$121,458	$91,612
Short-term available-for-sale investments	40,927	66,102
Accounts receivable, less allowance for doubtful accounts of $905 and $696, respectively	98,498	116,830
Inventories	68,280	60,151
Prepaid expenses and other	16,923	13,330
Total current assets	346,086	348,025
Property and equipment, net	138,461	135,124
Goodwill	589,101	579,026
Intangible assets, net	438,360	452,042
Other assets	43,414	44,002
Total assets	$1,555,422	$1,558,219
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$11,318	$16,856
Salaries, wages and related accruals	26,537	26,602
Accrued expenses	14,508	18,518
Deferred revenue	6,016	5,968
Income taxes payable	-	2,478
Contingent consideration payable	53,300	65,100
Total current liabilities	111,679	135,522
Deferred income taxes	74,103	120,596
Long-term debt obligations	362,500	343,771
Long-term contingent consideration payable	-	3,300
Other long-term liabilities	9,321	5,403
Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,469,896 and 37,356,041, respectively	375	374
Additional paid-in capital	214,697	199,161
Retained earnings	839,564	799,027
Accumulated other comprehensive loss	(56,817)	(48,935)
Total shareholders' equity	997,819	949,627
Total liabilities and shareholders’ equity	$1,555,422	$1,558,219

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$64,710	$26,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,038	29,250
Costs recognized on sale of acquired inventory	582	2,133
Deferred income taxes	(43,537)	(4,384)
Stock-based compensation expense	8,839	7,245
Fair value adjustment to contingent consideration payable	19,900	12,400
Other operating activity	1,556	(1,286)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	18,636	(6,406)
Inventories	(7,513)	(2,497)
Prepaid expenses	1,321	235
Trade accounts payable and accrued expenses	(4,736)	5,248
Salaries, wages and related accruals	454	(256)
Income taxes payable	(7,372)	(138)
Net cash provided by operating activities	83,878	67,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(10,644)	(255,929)
Proceeds from maturities of available-for-sale investments	6,563	1,592
Purchases of available-for-sale investments	(3,061)	(1,625)
Purchases of property and equipment	(11,608)	(5,295)
Purchase of equity investment	-	(40,000)
Net cash used in investing activities	(18,750)	(301,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(23,946)	(23,871)
Proceeds from stock option exercises	6,699	2,105
Excess tax benefit from stock option exercises	-	305
Borrowings under line-of-credit agreement	25,000	368,410
Payments on line-of-credit	(6,000)	(116,500)
Payments of Contingent consideration	(35,000)	-
Other financing	(2,157)	(171)
Net cash (used in) provided by financing activities	(35,404)	230,278

Effect of exchange rate changes on cash and cash equivalents	122	(2,175)
Net increase (decrease) in cash and cash equivalents	29,846	(5,301)
Cash and cash equivalents at beginning of period	91,612	64,237
Cash and cash equivalents at end of period	$121,458	$58,936

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,630	$3,405
Cash paid for income taxes	$27,873	$21,828

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

As disclosed in the June 30, 2017 Form 10-K, during the fourth quarter of fiscal year 2017, management identified certain errors related to purchase accounting items for the Advanced Cell Diagnostics (ACD) acquisition recorded during the first quarter of fiscal year 2017. We concluded that these errors were not material to each of the respective periods. However, we elected to report the corrected amount for the fourth quarter of fiscal year 2017 and revise the previously reported fiscal 2017 quarterly information in future filings to reflect the properly stated amounts. In accordance with ASC 250, we have corrected the prior year financial statements herein.

The impact of this revision on our unaudited consolidated statement of earnings and comprehensive income was as follows:

	Quarter Ended December 31, 2016
	As Previously
	Reported	Adjustment	As Revised
Cost of sales	$46,725	$(3,061)	$43,664
Selling, general and administrative	55,655	1,326	56,981
Other (expense) income	(2,607)	(86)	(2,693)
Earnings before income taxes	13,539	1,649	15,188
Income taxes	7,226	495	7,721
Net earnings	6,313	1,154	7,467
Comprehensive income	3,025	1,154	4,179

	Six Months Ended December 31, 2016
	As Previously
	Reported	Adjustment	As Revised
Cost of sales	$92,837	$(5,936)	$86,901
Selling, general and administrative	101,918	487	102,405
Other (expense) income	(3,921)	(143)	(4,064)
Earnings before income taxes	37,666	5,306	42,972
Income taxes	15,071	1,592	16,663
Net earnings	22,595	3,714	26,309
Comprehensive income	25,780	3,714	29,494

The revisions had no impact to net cash provided by operating, investing, or financing activities. The impact of this revision to the individual line items within our unaudited consolidated statement of cash flows for the six months ended December 31, 2016 was as follows:

	Six Months Ended December 31, 2016
	As Previously
	Reported	Adjustment	As Revised
Costs recognized on the sale of acquired inventory	$8,069	$(5,936)	$2,133
Other operating (1)	123	(1,580)	(1,286)
Changes in salaries, wages and related accruals	(2,466)	2,210	(256)
Changes in income tax payable	(1,730)	1,592	(138)
(1)	Does not cross-foot due to the retrospective adoption of the cash flow presentation of employee taxes paid for shares withheld as part of ASU 2016-09

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

The Company’s approach to implementing the new standard includes performing a detailed review of key contracts representative of its different businesses, and comparing historical accounting policies and practices to the new standard. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We will adopt the standards using cumulative catch-up transition method.

The Company is continuing to assess the impact on our consolidated financial statements by finalizing our location surveys, reviewing unique customer contract terms, and developing processes to manage the changes in the revenue recognition guidance and gather information for the required disclosures. The company expects this process will be complete during the fourth quarter of fiscal year 2018. A majority of the Company’s revenue arrangements are routine sales transactions, which generally consist of a single performance obligation to transfer promised goods or service. Therefore, based on our procedures performed to date it is not expected that application of the new guidance will have a material impact to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is July 1, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

Note 2. Selected Balance Sheet Data:

Available-For-Sale Investments:

The fair value of the Company's available-for-sale investments at December 31, 2017 and June 30, 2017 were $40.9 million and $66.1 million, respectively. The fair value of the Company’s investment in ChemoCentryx, Inc (CCXI) decreased $21.7 million from $59.6 at June 30, 2017 to $37.9 million at December 31, 2017. The remaining decrease was caused by the maturities of $2.1 million in corporate bond securities held by Advanced Cell Diagnostics (ACD) and $1.4 million in certificate of deposits held in China. The cost basis of the Company's investment in CCXI at December 31, 2017 and June 30, 2017 was $29.5 million.

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2017	2017
Raw materials	$25,401	$22,074
Finished goods	42,879	38,077
Inventories, net	$68,280	$60,151

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2017	2017
Land	$6,270	$6,270
Buildings and improvements	167,486	158,495
Machinery and equipment	101,903	98,596
Property and equipment, cost	275,659	263,361
Accumulated depreciation and amortization	(137,198)	(128,237)
Property and equipment, net	$138,461	$135,124

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2017	2017
Developed technology	$283,226	$276,959
Trade names	87,859	87,092
Customer relationships	207,230	204,243
Non-compete agreements	3,277	3,264
Patents	1,032	633
Intangible assets	582,624	572,191
Accumulated amortization	(144,264)	(120,149)
Intangible assets, net	$438,360	$452,042

Changes to the carrying amount of net intangible assets for the six months ended December 31, 2017 consist of (in thousands):

Beginning balance	$452,042
Acquisitions	5,520
Other additions	586
Amortization expense	(22,675)
Currency translation	2,887
Ending balance	$438,360

The estimated future amortization expense for intangible assets as of December 31, 2017 is as follows (in thousands):

2018	$22,887
2019	45,089
2020	44,385
2021	44,015
2022	42,263
Thereafter	239,721
Total	$438,360

Goodwill:

Changes to the carrying amount of goodwill for the six months ended December 31, 2017 consist of (in thousands):

	Biotechnology	Protein Platforms	Diagnostics	Total
Beginning balance	$254,930	$220,826	$103,270	$579,026
Acquisitions (Note 3)	5,991	-	-	5,991
Currency translation	1,692	2,392	-	4,084
Ending balance	$262,613	$223,218	$103,270	$589,101

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

No triggering events were identified during the quarter ended December 31, 2017. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

Other Assets:

Other Assets consist of (in thousands):

	December 31,	June 30,
	2017	2017
Investments	$40,385	$40,385
Other	3,029	3,617
Other assets	$43,414	$44,002

As of December 31, 2017, the Company had $43.4 million of other assets compared to $44.0 million as of June 30, 2017. Investments include a $40.0 million investment in Astute Medical, Inc. made during the second quarter of fiscal year 2017. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were identified in the period ended December 31, 2017.

Note 3. Acquisitions:

We periodically complete business combinations that align with our business strategy. Acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date and that the results of operations of each acquired business be included in our consolidated statements of comprehensive income from their respective dates of acquisition. Acquisition costs are recorded in selling, general and administrative expenses as incurred.

Trevigen Inc.

On September 5, 2017 the Company acquired the stock of Trevigen Inc. for approximately $10.6 million, net of cash received. The Company has had a long-standing business relationship with Trevigen as a distributor of its product line. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Biotechnology reportable segment in the first quarter of fiscal 2018.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize these during fiscal year 2018 when our valuation models for acquired intangible assets are completed, including the determination of related estimated useful lives. Amounts for acquired inventory, intangible assets, and related deferred tax liabilities, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Updated Opening Balance Sheet Allocation at December 31, 2017
Current assets, net of cash	$1,662		$1,662
Equipment and other long-term assets	154	(101)	53
Intangible assets:
Developed technology	3,800	1,300	5,100
Trade name	1,400	(1,240)	160
Customer relationships	1,900	(1,640)	260
Goodwill	4,595	1,396	5,991
Total assets acquired	13,511	(285)	13,226
Liabilities	92	295	387
Deferred income taxes, net	2,785	(590)	2,195
Net assets acquired	$10,634	10	$10,644

Cash paid, net of cash acquired	$10,634	10	$10,644

As summarized in the table, there have been adjustments totaling $1.4 million to goodwill during the measurement period. These adjustments primarily relate to refinements made to acquired intangible asset cash flow models, and updates to opening balance sheet deferred tax assets and liabilities upon completion of the December 31, 2017 income tax return.

Tangible assets acquired, net of liabilities assumed, were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2018 are estimated to be 13 years for developed technology, 11 years for customer relationships, and 1.5 years for trade names. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	December 31, 2017	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$37,867	$37,867	$-	$-

Liabilities
Contingent Consideration	$53,300	$-	$-	$53,300

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2017	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$59,616	$59,616	$-	$-
Corporate bond securities (1)	2,057	-	2,057	-
Total Assets	$61,673	$59,616	$2,057	$-

Liabilities
Contingent Consideration	$68,400	$-	$-	$68,400

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

In connection with the Advanced Cell Diagnostics (ACD) acquisition (fiscal 2017), as well as the Zephyrus and CyVek acquisitions (fiscal 2016), we are required to make contingent payments, subject to the entities achieving certain sales and revenue thresholds. The contingent consideration payments were up to $75.0 million, $7.0 million and $35.0 million related to the ACD, Zephyrus and CyVek acquisitions, respectively. The fair value of the liabilities for the contingent payments recognized upon each acquisition as part of the purchase accounting opening balance sheet totaled $78.5 million ($37.0 million for ACD, $6.5 million for Zephyrus and $35.0 million for CyVek) and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculation units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

As of June 30, 2017 the remaining contingent consideration payments were up to $50.0 million, $3.5 million and $35.0 million related to the ACD, Zephyrus and CyVek acquisitions, respectively. During the first quarter of fiscal 2018, a cash payment of $35.0 million was made towards to the contingent consideration liability relating to the CyVek acquisition. During the second quarter of fiscal 2018, the Company determined that certain sales and revenue thresholds were met for ACD. The Company expects to make a $50.0 million cash payment towards this liability in the third quarter of fiscal 2018.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2017 (in thousands):

	Quarter Ended	Six Months Ended
	December 31, 2017	December 31, 2017
Fair value at the beginning of period	$40,900	$68,400
Payments	-	(35,000)
Change in fair value of contingent consideration	12,400	19,900
Fair value at the end of period	$53,300	$53,300

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

The Credit Agreement matures on July 28, 2021 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2017, the outstanding balance under the Credit Agreement was $362.5 million.

Note 6. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2017 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$18,989	$(67,924)	$(48,935)
Other comprehensive income (loss)	(16,374)	8,492	(7,882)
Ending balance	$2,615	(59,432)	$(56,817)

Note 7. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Earnings per share – basic:
Net income	$48,847	$7,467	$64,710	$26,309
Income allocated to participating securities	(41)	(7)	(50)	(22)
Income available to common shareholders	$48,806	$7,460	$64,660	$26,287
Weighted-average shares outstanding – basic	37,449	37,308	37,412	37,294
Earnings per share – basic	$1.30	$0.20	$1.73	$0.70

Earnings per share – diluted:
Net income	$48,847	$7,467	$64,710	$26,309
Income allocated to participating securities	(41)	(7)	(50)	(22)
Income available to common shareholders	$48,806	$7,460	$64,660	$26,287
Weighted-average shares outstanding – basic	37,449	37,308	37,412	37,294
Dilutive effect of stock options and restricted stock units	477	170	404	181
Weighted-average common shares outstanding – diluted	37,926	37,478	37,816	37,475
Earnings per share – diluted	$1.29	$0.20	$1.71	$0.70

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.6 million and 2.0 million for the quarter ended December 31, 2017 and 2016, respectively and 1.7 million and 2.0 million for the six months ended December 31, 2017 and 2016, respectively.

Note 8. Share-based Compensation:

During the six months ended December 31, 2017 and 2016, the Company granted 1.0 million and 1.1 million stock options at weighted average grant prices of $118.97 and $107.40 and weighted average fair values of $21.58 and $18.13, respectively. During the six months ended December 31, 2017 and 2016, the Company granted 35,674 and 64,931 restricted stock units at weighted average fair values of $125.02 and $109.36, respectively. During the six months ended December 31, 2017 and 2016, the Company granted 20,106 and 23,965 shares of restricted at grant date fair values of $125.05 and $104.94, respectively.

Stock options for 70,069 and 23,145 shares of common stock with total intrinsic values of $2.8 million and $1.0 million were exercised during the six months ended December 31, 2017 and 2016, respectively.

Stock-based compensation expense of $5.0 million and $4.1 million was included in selling, general and administrative expenses for the quarter ended December 31, 2017 and 2016, respectively. Stock-based compensation expense of $8.8 million and $7.2 million was included in selling, general and administrative expenses for the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $40.2 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.5 years.

Note 9. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Six Months
	December 31,		December 31,
	2017	2016	2017	2016
Interest expense	$(2,331)	$(1,921)	$(4,574)	$(3,321)
Interest income	68	89	144	138
Other non-operating income (expense), net	(154)	(861)	(1,050)	(881)
Total other income (expense)	$(2,417)	$(2,693)	$(5,480)	$(4,064)

Note 10. Income Taxes:

The Company’s effective income tax rate was (124.7) % and 50.8% for the second quarter of fiscal 2018 and fiscal 2017, respectively and (44.8) % and 38.8% for the first six months of fiscal 2018 and fiscal 2017, respectively. The changes in the company’s tax rate for the second quarter and first six months of fiscal 2018 compared to second quarter and first six months of fiscal 2017 are due primarily to recording the items attributable to the new tax legislation in the U.S. as described below. Also included in the 2018 effective tax rate is discrete tax benefit of $0.3 million and $0.7 million for the second quarter and first six months of fiscal year 2018 for the tax benefit of stock option exercises offset by a net discrete tax expense of $2.9 million and $3.8 million for the second quarter and first six months of fiscal 2018 related to the revaluation of contingent consideration, which is not tax deductible. Discrete tax expense for the second quarter and first six months of fiscal 2017 included $4.6 million of expense related to the revaluation of contingent consideration.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which will impact our fiscal year ended June30, 2018 including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduces the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Internal Revenue Code Section 15 provides that our fiscal year ended June 30, 2018. We calculated a blended corporate tax rate of 28.1 percent for fiscal year 2018, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21 percent will apply for fiscal 2019 and beyond.

The Tax Act also puts in place new tax laws that will impact our taxable income beginning in fiscal 2019, which include, but are not limited to (1) creating a Base Erosion Anti-abuse Tax (BEAT), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently global intangible low-taxed income (GILTI), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50 percent to offset the income tax liability (subject to some limitations), (4) a provision that could limit the amount of deductible interest expense, (5) the repeal of the domestic production activity deduction, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a Company cannot determine a provisional estimate to be included in the financial statements, the Company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a Company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

We have recorded a provisional net tax benefit of $33.5 million related to the Tax Act in the period ending December 31, 2017. This provisional net benefit primarily consists of a net benefit of $37.0 million due to the remeasurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the transition tax of $3.5 million.

Reduction in U.S. Corporate Rate: The Act reduces the U.S. federal statutory corporate tax rate to a blended 28.1 percent in fiscal year ending June 30, 2018 and 21 percent for fiscal year ending June 30, 2019 and beyond. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, we are continuing to analyze the temporary differences that existed on the date of enactment, the temporary differences originating in the current fiscal year prior to December 22, 2017, and the temporary differences we expect will reverse prior to June 30, 2018.

Transition Tax: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries as of December 22, 2017.  In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules.  We are able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $3.5 million which the Company expects to elect to pay, net of certain tax credit carryforwards, over eight years beginning in fiscal year 2019. $0.3 million of this liability is recorded as current with the remaining $3.2 million classified as a long-term liability within our December 31, 2017 balance sheet. However, we are awaiting further interpretative guidance including information regarding state income tax implications and continuing to gather additional information to more precisely compute the amount of the transition tax. We expect that our estimate will be finalized in advance of the filing of our June 30, 2018 Form 10-K.

Global intangible low-taxed income (GILTI): The Tax Act includes a provision designed to currently tax global intangible low-taxed income starting in fiscal 2019. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act, the application of ASC 740, and are considering available accounting policy alternatives to adopt to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions.  In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act.

As of June 30, 2017, our practice and intention was to reinvest the earnings in our subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. As of December 31, 2017 we continue to assert that we plan to reinvest these earnings. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation. Therefore, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities.

We are also currently analyzing other provisions of the Tax Act that come into effect for tax years starting July 1, 2018 to determine if these items would impact the effective tax rate. These provisions include BEAT, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the new provision that could limit the amount of deductible interest expense, the limitations on the deductibility of certain executive compensation, and state tax implications of this federal tax legislation.

Note 11. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales:
Biotechnology	101,411	85,953	$196,487	$172,740
Protein Platforms	29,388	21,548	54,028	41,121
Diagnostics	23,429	24,330	48,415	48,563
Intersegment	(75)	(24)	(164)	(36)
Consolidated net sales	154,153	131,807	$298,766	$262,388
Operating income:
Biotechnology	$46,210	$39,474	$90,813	$81,594
Protein Platforms	6,119	1,843	9,175	2,052
Diagnostics	3,777	5,801	9,606	12,104
Segment operating income	$56,106	$47,118	$109,594	$96,110
Costs recognized on sale of acquired inventory	(264)	(789)	(582)	(2,133)
Amortization of acquisition related intangible assets	(11,296)	(11,627)	(22,675)	(21,815)
Acquisition related expenses	(13,150)	(12,056)	(22,683)	(15,588)
Stock based compensation	(5,044)	(4,055)	(8,839)	(7,245)
Corporate general, selling, and administrative expenses	(2,204)	(710)	(4,636)	(2,293)
Consolidated operating income	24,148	17,881	$50,179	$47,036

Note 12. Subsequent Events:

On January 2, 2018, Bio-Techne acquired Atlanta Biologicals, Inc. and its affiliated company, Scientific Ventures, Inc for approximately $50 million. The transaction is financed through available cash on hand. Atlanta Biologicals fetal bovine serum (FBS) product line strengthens and complements our current tissue culture reagents offering and furthers our efforts to provide more complete solutions to our research customers. The purchase accounting for this acquisition is in progress.

On February 1, 2018 Bio-Techne acquired Eurocell Diagnostics SAS a company based in Rennes, France for approximately $7.5 million. Eurocell sells directly to the laboratory markets in the French region as well as servicing the EMEA markets via a network of distributors. The transaction was financed through cash on hand. The purchase accounting for this acquisition is in progress.

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

On September 5, 2017 the Company acquired Trevigen Inc. for approximately $10.6 million, net of cash received. The Company has had a long-standing business relationship with Trevigen as a distributor of its product line.

RESULTS OF OPERATIONS

Consolidated net sales increased 17% and 14% for the quarter and six months ended December 31, 2017, respectively, compared to the same prior year periods. Organic growth was 14% and 11% for quarter and six months ended December 31, 2017, respectively, compared to the same prior year periods, with acquisitions contributing 1% and foreign currency translation having a positive impact of 2%.

Consolidated net earnings increased 554% and 146% for the quarter and six months ended December 31, 2017, respectively, compared to the same prior year periods primarily due to the net tax benefit of $33.5 million related to the Tax Act in the period ending December 31, 2017. This net benefit primarily consists of a net benefit of $37.0 million due to the remeasurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the transition tax of $3.5 million.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2017 were $154.2 million and $298.8 million, respectively, increase of 17% and 14% from the same prior year periods. Organic growth for quarter and six months ended December 31, 2017 was 14% and 11%, respectively. Reported net sales for the quarter and six months ended December 31, 2017 included growth from acquisitions of 1% and a positive impact from foreign currency translation of 2%.

Sales by geography for the three months ended December 31, 2017 grew in mid-teens in the U.S., with strong growth in both the BioPharma and Academia end-markets. Europe organic sales growth was in the high-teens, with comparable contribution from both the BioPharma and Academic end-markets. China sales grew nearly 30% organically, with our Western brands growing 30%. Sales growth in Japan grew in the low-teens, while the rest of the Asia-Pacific region grew over 15%. For the six months ended December 31, 2017, sales in the U.S. grew in high-single digits, with strong growth in both the BioPharma and Academia end-markets. Europe organic sales growth was in the mid-teens, with comparable contribution from both the BioPharma and Academic end-markets. China sales grew over 20% organically, with our Western brands growing 30%. Sales growth in Japan grew in the mid-teens, while the rest of the Asia-Pacific region grew over 20%. Note that all references made to growth rates by region and end-market exclude OEM sales, which primarily occur in our Diagnostics segment.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2017 were 66.1% and 66.8%, respectively, compared to 66.9% for the same prior year periods. The decreases in consolidated gross margin for the quarter and six months ended December 31, 2017 were driven primarily by unfavorable product mix.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Consolidated gross margin percentage	66.1%	66.9%	66.8%	66.9%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.2%	0.6%	0.2%	1.0%
Amortization of intangibles	3.9%	3.5%	4.1%	3.1%
Non-GAAP adjusted gross margin percentage	70.2%	71.0%	71.1%	71.0%

Consolidated non-GAAP adjusted gross margins for the quarter and six months ended December 31, 2017, were 70.2% and 71.1%, respectively, compared to 71.0% for the same prior year periods. Consolidated non-GAAP adjusted gross margins for the quarter ended December 31, 2017 were negatively impacted by unfavorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and six months ended December 31, 2017 increased $6.8 million (11.9%) and $19.7 million (19.2%) from the same prior year periods.

The increase for the quarter and six months ended December 31, 2017 was driven by additional investments in global commercial resources and administrative infrastructure, including increased stock based compensation. The remaining increase was driven by additional acquisition-related expenses, including a $19.9 million change in the fair value of contingent consideration related to ACD, compared to a $12.4 million change in the fair value of contingent consideration for the same prior year period.

Research and Development Expenses

Research and development expenses for the quarter and six months ended December 31, 2017 increased $0.6 million (5%) and $1.4 million (5%) from the same prior year periods.

Segment Results

Biotechnology

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales (in thousands)	101,411	85,953	$196,487	$172,740
Operating income margin percentage	45.6%	45.9%	46.2%	47.4%

Biotechnology’s net sales for the quarter and six months ended December 31, 2017 were $101.4 million and $196.5 million, respectively, with reported growth of 18% and 14% compared to the same prior year periods. Organic growth for the quarter and six months ended December 31, 2017 were 14% and 10%, respectively, with acquisitions contributing 1% and currency translation having favorable impacts of 3% and 2%, respectively. Segment growth for the quarter and six months ended December 31, 2017 was broad-based regionally, by region and by product, with Proteins, antibodies, and assays all contributing to growth. The ACD product category also contributed substantially, with over 40% growth for the quarter and six months ended December 31, 2017 that was driven by rapid research market adoption of its RNA-ISH technology.

Operating income margin for the quarter and six months ended December 31, 2017 was 45.6% and 46.2%, respectively, compared to 45.9% and 47.4% for the same prior year periods. The decreases in operating income margin is the result of lower margin acquisitions made in this segment, namely ACD, unfavorable product mix, as well as additional investments in global commercial resources and administrative infrastructure.

Protein Platforms

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales (in thousands)	29,388	21,548	$54,028	$41,121
Operating income margin percentage	20.8%	8.6%	17.0%	5.0%

Protein Platforms’ net sales for the quarter and six months ended December 31, 2017 were $29.4 million and $54.0 million, respectively, with reported growth of 36% and 31% compared to the same prior year periods. Organic growth for the quarter and six months ended December 31, 2017 was 33% and 29%, respectively, with currency translation having favorable impact of 3% and 2%, respectively. For the quarter and six months ended December 31, 2017, growth for the segment was broad-based both by region and by product, with the Biologics, Simple Western, and Simple Plex product lines all contributing.

Operating income margin for the quarter and six months ended December 31, 2017 was 20.8% and 17.0%, respectively, compared to 8.6% and 5.0% for the same prior year periods. The increases in operating income margin were driven by strong volume leverage and operational productivity.

Diagnostics

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales (in thousands)	23,429	24,330	$48,415	$48,563
Operating income margin percentage	16.1%	23.8%	19.8%	24.9%

Diagnostics’ net sales for the quarter and six months ended December 31, 2017 were $23.4 million and $48.4 million, respectively, representing a decrease of 4% decrease from the quarter ended December 31, 2016. The lower sales were due to timing of large orders from OEM customers.

Operating income margin for the quarter and six months ended December 31, 2017 was 16.1% and 19.8%, respectively, compared to 23.8% and 24.9% for the same prior year periods. The decreases in operating income margin were driven by decreased volume leverage, margin mix of product sales and additional investments in facilities and administrative infrastructure.

Income Taxes

Income taxes for the quarter ended December 31, 2017 were at an effective rate of (124.8)% of consolidated earnings before income taxes compared to 50.8% to the same prior year period. Income taxes for the six months ended December 31, 2017 were at an effective rate of (44.8)% compared to 38.8% for the same prior year period. The changes in the company’s tax rate for the second quarter and first six months of fiscal 2018 compared to second quarter and first six months of fiscal 2017 were driven by the tax rate impact of discrete of items, primarily due to the net tax benefit of $33.5 million related to the Tax Act in the period ending December 31, 2017. This net benefit primarily consists of a net benefit of $37.0 million due to the remeasurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the transition tax of $3.5 million.

The forecasted tax rate as of the second quarter of fiscal 2018 before discrete items is 24.7% compared to the prior year forecasted tax rate as of the second quarter of fiscal 2017 before discrete items of 28.1%. The 3.4% reduction in the rate is due changes in the U.S. tax law under the Tax Cuts and Jobs Act of 2017 and jurisdictional mix of earnings. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2018 to range from 24% to 26%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016(2)	2017	2016(2)
Net earnings	$48,847	$7,466	$64,710	$26,309
Identified adjustments:
Costs recognized upon sale of acquired inventory	264	789	582	2,133
Amortization of acquisition intangibles	11,296	11,627	22,675	21,815
Acquisition related expenses	13,236	12,144	22,855	15,731
Stock based compensation	5,044	4,055	8,839	7,245
Tax impact of above adjustments	(4,244)	(5,153)	(8,644)	(10,351)
Tax impact of discrete tax items and other adjustments (1)	(35,589)	(514)	(35,941)	(832)
Non-GAAP adjusted net earnings	$38,854	$30,412	$75,076	$62,050
Non-GAAP adjusted net earnings growth	27.8%	-7.4%	21.0%	-3.3%
(1)

The fiscal 2018 non-GAAP adjusted net earnings for the quarter ended December 31, 2017 have been normalized for the tax rate impact of the tax reform changes by recasting the first quarter results using the Company’s effective tax rate for the first six months of fiscal 2018.

(2)

The fiscal 2017 net earnings, costs recognized upon sale of acquired inventory, acquisition related expenses, and tax impact of above adjustments line items have been updated for the revisions discussed in Note 1.  There was no impact to the total previously reported non-GAAP adjusted net earnings.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter and six months ended December 31, 2017 and December 31, 2016.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Reported GAAP tax rate	(124.8%)	50.8%	(44.8%)	38.8%
Tax rate impact of:
Identified non-GAAP adjustments	(14.2%)	(23.6%)	(11.0%)	(9.7%)
Discrete tax items and other adjustments (1)	163.7%	3.4%	80.5%	1.9%
Non-GAAP adjusted tax rate	24.7%	30.6%	24.7%	31.0%

(1)

The fiscal 2018 non-GAAP adjusted net earnings for the quarter ended December 31, 2017 has been normalized for the tax rate impact of the tax reform changes by recasting the first quarter results using the Company’s effective tax rate for the first six months of fiscal 2018.

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter and six months ended December 31, 2017 as well as the quarter and six months ended December 31, 2016 is primarily a result of the discrete income tax expenses recorded for the revaluation of contingent consideration which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, cash and cash equivalents and available-for-sale investments were $162.4 million compared to $157.7 million as of June 30, 2017. Included in available-for-sale-investments as of December 31, 2017 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $37.9 million. The fair value of the Company's CCXI investment at June 30, 2017 was $59.6 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2016. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $50.0 million and $3.5 million related to the ACD and Zephyrus, respectively. During the second quarter, the Company determined that certain sales and revenue thresholds were met for ACD. Cash payments totaling $35.0 million were made during the first six months of fiscal 2018. The fair values of the remaining payments are $50.0 million and $3.3 million, respectively, as of December 31, 2017. The Company expects to make a $50.0 million cash payment towards the ACD contingent consideration liability in the third quarter of fiscal 2018.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $83.9 million from operating activities during the first six months fiscal 2018 compared to $67.9 million during the first six months of fiscal 2017. The increase from the prior year was primarily due to decreases in operating assets driven by strong collections of trade accounts receivable and increases in operating liabilities, net of acquisitions.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Cash paid for acquisitions was lower during the first six months of fiscal 2018 compared to the first six months of fiscal 2017 with net cash paid of $10.6 million for the Trevigen acquisition during the first six months fiscal 2018 compared to $255.9 million for the ACD and Space acquisitions, which occurred during the first six months of fiscal 2017.

Capital expenditures for fixed assets for the first six months of fiscal 2018 and 2017 were $11.6 million and $5.3 million, respectively. Capital expenditures for the first six months of fiscal 2018 were mainly for facility expansion as well as laboratory and computer equipment. Capital expenditures for the remainder of fiscal 2018 are expected to be approximately $11.7 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first six months of fiscal 2018 and 2017, the Company paid cash dividends of $23.9 million to all common shareholders. On February 6, 2018, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.0 million, will be payable March 2, 2018 to all common shareholders of record on February 16, 2018.

Cash of $6.7 million and $2.1 million was received during the first six months of fiscal 2018 and 2017, respectively, from the exercise of stock options.

During the first six months of fiscal 2018, the Company drew $25.0 million under its revolving line-of-credit facility to fund its acquisition of Atlanta Biologicals Inc. and made repayments on the line-of-credit of $6.0 million. During the first six months of fiscal 2017, the Company paid the balance of its previous line-of-credit facility in an amount of approximately $116.5 million and drew $368.4 million under its new revolving line-of-credit facility to fund operations and its acquisition of ACD.

During the first six months of fiscal 2018, the Company made $35.0 million in cash payments towards the CyVek contingent consideration liabilities. The Company made no payments towards contingent consideration liabilities during the first six months of fiscal 2017.

In accordance with the terms of the purchase agreement, during the first quarter of fiscal 2018, the Company made the final $2.3 million payment for the Space acquisition. This payment is included within other financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended December 31, 2017.

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

• Adjusted gross margin

• Adjusted net earnings

• Adjusted effective tax rate

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2017, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $37.9 million. As of December 31, 2017, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $3.8 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended December 31, 2017, approximately 28% of consolidated net sales were made in foreign currencies, including 15% in euros, 4% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Euro	$1.18	$1.10	$1.18	$1.10
British pound sterling	1.33	1.52	1.32	1.28
Chinese yuan	0.15	0.15	0.15	0.15
Canadian dollar	0.81	0.75	0.79	0.76

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2017 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$3,523
Decrease in translation of net assets of foreign subsidiaries	38,907
Additional transaction losses	674

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended June 30, 2017 and described in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 were not fully remediated as of December 31, 2017. Management has prepared a detailed action plan and continued on-going remediation efforts during the second quarter of fiscal 2018. However, further testing of the effectiveness of the Company's controls occurring during the remainder of fiscal 2018 is necessary to validate the completion of the remediation plan. Accordingly, based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2017.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 8, 2018, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no other material changes from the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended December 31, 2017. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: February 8, 2018	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 8, 2018	/s/ James Hippel
James Hippel
Principal Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit #	Description

3.1	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s 8-K dated February 6, 2018*

10.1	Form of Indemnification Agreement entered into with each director and executive officers of the Company**

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

________

*	Incorporated by reference; SEC File No. 000-17272
**	Indicates management contract or compensatory plan, contract or arrangement.