Form 10-Q
period 2018-03-31
BIO-TECHNE Corp
filed 2018-05-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018, or

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

At May 2, 2018, 37,573,865 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$163,973	$144,037	$462,739	$406,425
Cost of sales	53,712	47,355	152,777	134,256
Gross margin	110,261	96,682	309,962	272,169
Operating expenses:
Selling, general and administrative	53,285	49,409	175,349	151,814
Research and development	13,892	13,771	41,350	39,817
Total operating expenses	67,177	63,180	216,699	191,631
Operating income	43,084	33,502	93,263	80,538
Other income (expense), net	(18,102)	(2,361)	(23,581)	(6,425)
Earnings before income taxes	24,982	31,141	69,682	74,113
Income tax expense (benefit)	5,244	8,974	(14,767)	25,637
Net earnings	$19,738	$22,167	$84,449	$48,476
Other comprehensive income:
Foreign currency translation adjustments	2,297	2,400	10,787	(10,899)
Unrealized gain (loss) on available-for-sale investments, net of tax of $(10,120), $293, $(4,745), and $(1,767), respectively	38,659	(475)	22,286	16,010
Other comprehensive income	40,956	1,925	33,073	5,111
Comprehensive income	$60,694	$24,092	$117,522	$53,587
Earnings per share:
Basic	$0.53	$0.59	$2.25	$1.30
Diluted	$0.52	$0.59	$2.22	$1.29
Cash dividends per common share:	$0.32	$0.32	$0.96	$0.96
Weighted average common shares outstanding:
Basic	37,503	37,320	37,450	37,303
Diluted	38,142	37,494	37,933	37,486

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2018 (unaudited)	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$86,608	$91,612
Short-term available-for-sale investments	89,826	66,102
Accounts receivable, less allowance for doubtful accounts of $822 and $696, respectively	109,759	116,830
Inventories	88,586	60,151
Prepaid expenses and other	18,725	13,330
Total current assets	393,504	348,025
Property and equipment, net	142,779	135,124
Goodwill	610,667	579,026
Intangible assets, net	443,794	452,042
Other assets	27,064	44,002
Total assets	$1,617,808	$1,558,219
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$14,530	$16,856
Salaries, wages and related accruals	19,839	26,602
Accrued expenses	18,767	18,518
Deferred revenue	7,841	5,968
Income taxes payable	6,412	2,478
Contingent consideration payable	3,500	65,100
Total current liabilities	70,889	135,522
Deferred income taxes	86,987	120,596
Long-term debt obligations	392,500	343,771
Long-term contingent consideration payable	-	3,300
Other long-term liabilities	9,140	5,403
Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,545,189 and 37,333,015, respectively	375	374
Additional paid-in capital	226,469	199,161
Retained earnings	847,310	799,027
Accumulated other comprehensive loss	(15,862)	(48,935)
Total shareholders' equity	1,058,292	949,627
Total liabilities and shareholders’ equity	$1,617,808	$1,558,219

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$84,449	$48,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,311	45,288
Costs recognized on sale of acquired inventory	2,013	2,770
Deferred income taxes	(48,030)	(5,323)
Stock-based compensation expense	13,587	11,219
Fair value adjustment to contingent consideration payable	20,100	14,100
Payments of contingent consideration	(26,200)	(9,117)
Impairment of investment	16,226	-
Other operating activity	1,664	(911)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables	9,399	(19,943)
Inventories	(11,576)	(3,576)
Prepaid expenses	858	(1,913)
Trade accounts payable and accrued expenses	1,665	7,298
Salaries, wages and related accruals	(4,159)	2,305
Income taxes payable	(1,779)	2,200
Net cash provided by operating activities	105,528	92,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(65,066)	(253,941)
Proceeds from maturities of available-for-sale investments	6,563	3,624
Purchases of available-for-sale investments	(3,061)	(1,625)
Purchases of property and equipment	(15,116)	(9,311)
Purchase of equity investment	-	(40,000)
Net cash used in investing activities	(76,680)	(301,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(35,941)	(35,814)
Proceeds from stock option exercises	13,724	3,630
Excess tax benefit from stock option exercises	-	402
Borrowings under line-of-credit agreement	55,000	368,500
Payments on line-of-credit	(6,000)	(116,500)
Payments of contingent consideration	(58,800)	(14,203)
Other financing	(4,339)	(257)
Net cash (used in) provided by financing activities	(36,356)	205,758

Effect of exchange rate changes on cash and cash equivalents	2,504	(1,775)
Net decrease in cash and cash equivalents	(5,004)	(4,397)
Cash and cash equivalents at beginning of period	91,612	64,237
Cash and cash equivalents at end of period	$86,608	$59,840

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,877	$5,285
Cash paid for income taxes	$31,103	$31,863

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

The impact of this revision on our unaudited consolidated statement of earnings and comprehensive income was as follows:

	Quarter Ended March 31, 2017
	As Previously
	Reported	Adjustment	As Revised
Cost of sales	$49,854	$(2,499)	$47,355
Selling, general and administrative	48,107	1,302	49,409
Other (expense) income	(2,275)	(86)	(2,361)
Earnings before income taxes	30,030	1,111	31,141
Income taxes	8,641	333	8,974
Net earnings	21,389	778	22,167
Comprehensive income	23,314	778	24,092

	Nine Months Ended March 31, 2017
	As Previously
	Reported	Adjustment	As Revised
Cost of sales	$142,691	$(8,435)	$134,256
Selling, general and administrative	150,025	1,789	151,814
Other (expense) income	(6,196)	(229)	(6,425)
Earnings before income taxes	67,696	6,417	74,113
Income taxes	23,712	1,925	25,637
Net earnings	43,984	4,492	48,476
Comprehensive income	49,095	4,492	53,587

The revisions had no impact to net cash provided by operating, investing, or financing activities. The impact of this revision to the individual line items within our unaudited consolidated statement of cash flows for the nine months ended March 31, 2017 was as follows:

	Nine Months Ended March 31, 2017
	As Previously
	Reported	Adjustment	As Revised
Costs recognized on the sale of acquired inventory	$11,205	$(8,435)	$2,770
Other operating (1)	331	(1,494)	(911)
Changes in salaries, wages and related accruals	(1,207)	3,512	2,305
Changes in income tax payable	275	1,925	2,200
(1)	Does not cross-foot due to the retrospective adoption of the cash flow presentation of employee taxes paid for shares withheld as part of ASU 2016-09

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

The Company’s approach to implementing the new standard includes performing a detailed review of key contracts representative of its different businesses and comparing historical accounting policies and practices to the new standard. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We will adopt the standards using cumulative catch-up transition method.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard is intended to improve the recognition, measurement, presentation and disclosure of financial instruments.  Among other changes, there will no longer be an available-for-sale classification for which changes in fair value are currently reported in other comprehensive income for equity securities with readily determinable fair values.  This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2017, which for us is July 1, 2018. Early adoption is permitted. This ASU could increase income statement volatility, as changes in the fair value of our equity investments will flow through earnings after adoption.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to make an election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for annual and interim periods beginning after December 15, 2018, which for us is July 1, 2019.  Early adoption is permitted.  We are currently evaluating this ASU and have not yet made a decision regarding our policy election or early adoption.

Note 2. Selected Balance Sheet Data:

Available-For-Sale Investments:

The fair value of the Company's available-for-sale investments at March 31, 2018 and June 30, 2017 were $89.8 million and $66.1 million, respectively. The $23.7 million increase in the Company’s available-for-sale investments was driven by a $27.0 million increase in the fair value of the Company’s investment in ChemoCentryx, Inc (CCXI) from $59.6 million at June 30, 2017 to $86.6 million at March 31, 2018. This increase was partially offset by the maturity of $2.1 million in corporate bond securities held by Advanced Cell Diagnostics (ACD) and $1.4 million in certificate of deposits held in China. The cost basis of the Company's investment in CCXI at March 31, 2018 and June 30, 2017 was $29.5 million.

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2018	2017
Raw materials	$29,414	$22,074
Finished goods	59,172	38,077
Inventories, net	$88,586	$60,151

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2018	2017
Land	$7,064	$6,270
Buildings and improvements	172,305	158,495
Machinery and equipment	106,058	98,596
Property and equipment, cost	285,427	263,361
Accumulated depreciation and amortization	(142,648)	(128,237)
Property and equipment, net	$142,779	$135,124

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2018	2017
Developed technology	$292,825	$276,959
Trade names	88,961	87,092
Customer relationships	214,107	204,243
Non-compete agreements	3,286	3,264
Patents	1,242	633
Intangible assets	600,421	572,191
Accumulated amortization	(156,627)	(120,149)
Intangible assets, net	$443,794	$452,042

Changes to the carrying amount of net intangible assets for the nine months ended March 31, 2018 consist of (in thousands):

Beginning balance	$452,042
Acquisitions	23,292
Other additions	796
Amortization expense	(34,611)
Currency translation	2,275
Ending balance	$443,794

The estimated future amortization expense for intangible assets as of March 31, 2018 is as follows (in thousands):

2018	$11,953
2019	47,125
2020	46,422
2021	46,035
2022	44,213
Thereafter	248,046
Total	$443,794

Goodwill:

Changes to the carrying amount of goodwill for the nine months ended March 31, 2018 consist of (in thousands):

	Biotechnology	Protein Platforms	Diagnostics	Total
Beginning balance	$254,930	$220,826	$103,270	$579,026
Acquisitions (Note 3)	27,686	-	113	27,799
Currency translation	3,416	454	(28)	3,842
Ending balance	$286,032	$221,280	$103,355	$610,667

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

No triggering events were identified during the quarter ended March 31, 2018. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

Other Assets:

Other Assets consist of (in thousands):

	March 31,	June 30,
	2018	2017
Investments	$24,181	$40,385
Other	2,883	3,617
Other assets	$27,064	$44,002

As of March 31, 2018, the Company had $27.1 million of other assets compared to $44.0 million as of June 30, 2017. The Company holds a 16.4% ownership interest in Astute Medical, Inc. (Astute) and accounts for this investment under the cost method. During the third quarter the Company learned that Asute intended to accept an offer to sell the company to a third party. As a result of this triggering event, the Company completed an impairment assessment and determined that a portion of its investment in Astute was other-than-temporarily impaired and adjusted the carrying value of this investment by $16.2 million during the third quarter to other income (expense) in the accompanying condensed consolidated Statement of Earnings and Comprehensive Income. The Company’s net investment in Astute was $23.8 million at March 31, 2018.

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

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize these during the fourth quarter of fiscal year 2018 when our valuation models for acquired intangible assets are completed, including the determination of related estimated useful lives. Amounts for acquired inventory, intangible assets, and related deferred tax liabilities, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Updated Opening Balance Sheet Allocation at March 31, 2018
Current assets, net of cash	$1,662		$1,662
Equipment and other long-term assets	154	(101)	53
Intangible assets:
Developed technology	3,800	1,300	5,100
Trade name	1,400	(1,240)	160
Customer relationships	1,900	(1,640)	260
Goodwill	4,595	1,396	5,991
Total assets acquired	13,511	(285)	13,226
Liabilities	92	295	387
Deferred income taxes, net	2,785	(590)	2,195
Net assets acquired	$10,634	10	$10,644

Cash paid, net of cash acquired	$10,634	10	$10,644

As summarized in the table, there have been adjustments totaling $1.4 million to goodwill during the measurement period. These adjustments primarily relate to refinements made to acquired intangible asset cash flow models, and updates to opening balance sheet deferred tax assets and liabilities upon completion of the pre-acquisition income tax return.

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

Atlanta Biologicals

On January 2, 2018, Bio-Techne acquired Atlanta Biologicals, Inc. and its affiliated company, Scientific Ventures, Inc., for approximately $51.3 million, net of cash acquired. The transaction was financed through available cash on hand and an additional draw from the Company’s line-of-credit. Atlanta Biologicals fetal bovine serum (FBS) product line strengthens and complements our current tissue culture reagents offering and furthers our efforts to provide more complete solutions to our research customers. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Biotechnology reportable segment in the third quarter of fiscal 2018.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize these during the fourth quarter of fiscal year 2018 when our valuation models for acquired intangible assets are completed, including the determination of related estimated useful lives. Amounts for acquired inventory, fixed assets, intangible assets, and related deferred tax liabilities, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Preliminary Allocation at Acquisition Date
Current assets, net of cash	$18,678
Equipment and other long-term assets	4,348
Intangible assets:
Developed technology	9,000
Trade name	1,000
Customer relationships	1,500
Goodwill	21,695
Total assets acquired	56,221
Liabilities	90
Deferred income taxes, net	4,845
Net assets acquired	$51,286

Cash paid, net of cash acquired	$51,286

Tangible assets acquired, net of liabilities assumed, were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2018 are estimated to be 12 years for developed technology, 10 years for customer relationships, and 5 years for trade names. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

Eurocell Diagnostics

On February 1, 2018 Bio-Techne acquired Eurocell Diagnostics SAS a company based in Rennes, France for approximately $4.5 million, net of cash acquired.  $3.1 million was paid on the acquisition date and the remaining $1.4 million will be paid on February 1, 2019. The Company has had a long-standing business relationship with Eurocell as a distributor of its product line. Eurocell sells directly to the laboratory markets in the French region as well as servicing the EMEA markets via a network of distributors. The transaction was financed through cash on hand.  The primary asset in this acquisition is the customer relationships, however, the acquisition resulted in some goodwill as we expect strategic benefits of revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Company’s Diagnostics reportable segment in the third quarter of fiscal 2018.

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

Preliminary Allocation at Acquisition Date
Current assets, net of cash	$512
Equipment and other long-term assets	188
Intangible assets:
Customer relationships	6,272
Goodwill	113
Total assets acquired	7,085
Liabilities	483
Deferred income taxes, net	2,070
Net assets acquired	$4,532

Cash paid, net of cash acquired	$3,136
Consideration payable	$1,396

Tangible assets acquired, net of liabilities assumed, were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to customer relationships was based on management's forecasted cash inflows and outflows using a multi-period excess earnings method to calculate the fair value of assets purchased. Amortization expense related customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization period for customer relationships acquired in fiscal 2018 is estimated to be 7 years. The deferred income tax liability represents the net amount of the estimated future impact of intangible asset amortization, which is not deductible for income tax purposes.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	March 31, 2018	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$86,645	$86,645	$-	$-

Liabilities
Contingent Consideration	$3,500	$-	$-	$3,500

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2017	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$59,616	$59,616	$-	$-
Corporate bond securities (1)	2,057	-	2,057	-
Total Assets	$61,673	$59,616	$2,057	$-

Liabilities
Contingent Consideration	$68,400	$-	$-	$68,400

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

In connection with the Advanced Cell Diagnostics (ACD) acquisition (fiscal 2017), as well as the Zephyrus and CyVek acquisitions (fiscal 2016), we are required to make contingent payments, subject to the entities achieving certain sales and revenue thresholds. The contingent consideration payments were up to $75.0 million, $7.0 million and $35.0 million related to the ACD, Zephyrus and CyVek acquisitions, respectively. The fair value of the liabilities for the contingent payments recognized upon each acquisition as part of the purchase accounting opening balance sheet totaled $78.5 million ($37.0 million for ACD, $6.5 million for Zephyrus and $35.0 million for CyVek) and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations were units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

As of June 30, 2017 the remaining contingent consideration payments were up to $50.0 million, $3.5 million and $35.0 million related to the ACD, Zephyrus and CyVek acquisitions, respectively. During the first quarter of fiscal 2018, a cash payment of $35.0 million was made towards to the contingent consideration liability relating to the CyVek acquisition. During the third quarter of fiscal 2018, a final cash payment of $50.0 million was made towards contingent consideration liability relating to the ACD acquisition, after the Company determined that certain sales and revenue thresholds were met during the second quarter of fiscal 2018. Of the $85.0 million of total payments, $58.8 million is classified as financing on the statement of cash flows. The financing component represents the portion of the total liability that was recognized at the acquisition date. The remaining $26.2 million is recorded within operating cash flows as it represents the consideration liability that exceeds the amount of the contingent consideration liability recognized at the acquisition date.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2018 (in thousands):

	Quarter Ended	Nine Months Ended
	March 31, 2018	March 31, 2018
Fair value at the beginning of period	$53,300	$68,400
Payments	(50,000)	(85,000)
Change in fair value of contingent consideration	200	20,100
Fair value at the end of period	$3,500	$3,500

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

The Credit Agreement matures on July 28, 2021 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2018, the outstanding balance under the Credit Agreement was $392.5 million.

Note 6. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2018 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$18,989	$(67,924)	$(48,935)
Other comprehensive income (loss)	22,286	10,787	33,073
Ending balance	$41,275	$(57,137)	$(15,862)

Note 7. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Earnings per share – basic:
Net income	$19,738	$22,167	$84,449	$48,476
Income allocated to participating securities	(18)	(20)	(70)	(42)
Income available to common shareholders	$19,720	$22,147	$84,379	$48,434
Weighted-average shares outstanding – basic	37,503	37,320	37,450	37,303
Earnings per share – basic	$0.53	$0.59	$2.25	$1.30

Earnings per share – diluted:
Net income	$19,738	$22,167	$84,449	$48,476
Income allocated to participating securities	(18)	(20)	(70)	(42)
Income available to common shareholders	$19,720	$22,147	$84,379	$48,434
Weighted-average shares outstanding – basic	37,503	37,320	37,450	37,303
Dilutive effect of stock options and restricted stock units	639	174	483	183
Weighted-average common shares outstanding – diluted	38,142	37,494	37,933	37,486
Earnings per share – diluted	$0.52	$0.59	$2.22	$1.29

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.1 million and 2.0 million for the quarter ended March 31, 2018 and 2017, respectively and 1.6 million and 1.9 million for the nine months ended March 31, 2018 and 2017, respectively.

Note 8. Share-based Compensation:

During the nine months ended March 31, 2018 and 2017, the Company granted 1.1 million stock options at weighted average grant prices of $120.34 and $107.38 and weighted average fair values of $21.98 and $18.13, respectively. During the nine months ended March 31, 2018 and 2017, the Company granted 65,924 and 64,931 restricted stock units at weighted average fair values of $128.30 and $109.36, respectively. During the nine months ended March 31, 2018 and 2017, the Company granted 20,106 and 23,965 shares of restricted stock at grant date fair values of $125.05 and $104.94, respectively.

Stock options for 139,602 and 39,579 shares of common stock with total intrinsic values of $6.3 million and $1.4 million were exercised during the nine months ended March 31, 2018 and 2017, respectively.

Stock-based compensation expense of $4.7 million and $4.0 million was included in selling, general and administrative expenses for the quarter ended March 31, 2018 and 2017, respectively. Stock-based compensation expense of $13.6 million and $11.2 million was included in selling, general and administrative expenses for the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $39.0 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.4 years.

Note 9. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Nine Months
	March 31,		March 31,
	2018	2017	2018	2017
Interest expense	$(2,560)	$(2,108)	$(7,135)	$(5,430)
Interest income	162	73	307	211
Impairment of investment	(16,246)	-	(16,246)	-
Other non-operating income (expense), net	542	(326)	(507)	(1,206)
Total other income (expense)	$(18,102)	$(2,361)	$(23,581)	$(6,425)

During the third quarter of fiscal 2018, the Company recognized a $16.2 million impairment on the write-down of its investment in Astute Medical, Inc. This loss is included in other income (expense) on the condensed consolidated Statement of Earnings and Comprehensive Income.

Note 10. Income Taxes:

The Company’s effective income tax rate was 21.0% and 28.8% for the third quarter of fiscal 2018 and fiscal 2017, respectively and (21.2)% and 34.6% for the first nine months of fiscal 2018 and fiscal 2017, respectively. The changes in the company’s tax rate for the third quarter and first nine months of fiscal 2018 compared to third quarter and first nine months of fiscal 2017 are due primarily to recording the items attributable to the new tax legislation in the U.S. as described below. Also included in the 2018 effective tax rate is discrete tax benefit of $0.7 million and $1.4 million for the third quarter and first nine months of fiscal year 2018 for the tax benefit of stock option exercises offset by a net discrete tax expense of $3.2 million for first nine months of fiscal 2018 related to the revaluation of contingent consideration, which is not tax deductible. Discrete tax expense for the third quarter and first nine months of fiscal 2017 included $0.7 million and $5.3 million related to the revaluation of contingent consideration.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which will impact our fiscal year ended June 30, 2018 including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Internal Revenue Code Section 15 provides that for our fiscal year ended June 30, 2018 we calculate a blended corporate tax rate of 28.1%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% will apply for fiscal 2019 and beyond.

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

The Company recorded a provisional net tax benefit of $33.5 million related to the Tax Act in the period ended December 31, 2017. This provisional net benefit primarily consists of a net benefit of $37.0 million due to the re-measurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the transition tax of $3.5 million.  There have been no material changes to these estimates during the third quarter.

Reduction in U.S. Corporate Rate: The Act reduces the U.S. federal statutory corporate tax rate to a blended 28.1% in fiscal year ending June 30, 2018 and 21.0% for fiscal year ending June 30, 2019 and beyond. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, we are continuing to analyze the temporary differences that existed on the date of enactment, the temporary differences originating in the current fiscal year prior to December 22, 2017, and the temporary differences we expect will reverse prior to June 30, 2018.

Transition Tax: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries as of December 22, 2017. In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. We are able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $3.5 million which the Company expects to elect to pay, net of certain tax credit carryforwards, over eight years beginning in fiscal year 2019. Of this liability, $0.3 million is recorded as a current liability with the remaining $3.2 million classified as a long-term liability within our March 31, 2018 balance sheet. However, we are awaiting further interpretative guidance including information regarding state income tax implications and continuing to gather additional information to more precisely compute the amount of the transition tax. We expect that our estimate will be finalized in advance of the filing of our Form 10-K for fiscal 2018.

As of June 30, 2017, our practice and intention was to reinvest the earnings in our subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. As of March 31, 2018 we continue to assert that we plan to reinvest these earnings. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation. Therefore, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities.

We are also continue to analyze other provisions of the Tax Act that come into effect for tax years starting July 1, 2018 to determine if these items would impact the effective tax rate. These provisions include Global intangibles low-taxed income (GILTI), Foreign Derived Intangible Income (FDII), Base Erosion Anti-abuse Tax (BEAT), eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the new provision that could limit the amount of deductible interest expense, the limitations on the deductibility of certain executive compensation, and state tax implications of this federal tax legislation.

Note 11. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales:
Biotechnology	$110,029	$94,516	$306,516	$267,256
Protein Platforms	25,539	23,586	79,566	64,707
Diagnostics	28,548	25,978	76,963	74,542
Intersegment	(143)	(43)	(306)	(80)
Consolidated net sales	$163,973	$144,037	$462,739	$406,425
Operating income:
Biotechnology	$53,013	$45,242	$143,826	$127,195
Protein Platforms	2,461	3,256	11,636	5,308
Diagnostics	7,988	6,004	17,594	18,108
Segment operating income	$63,462	$54,502	$173,056	$150,611
Costs recognized on sale of acquired inventory	(1,431)	(637)	(2,013)	(2,770)
Amortization of acquisition related intangible assets	(11,872)	(11,689)	(34,547)	(33,504)
Acquisition related expenses	(1,312)	(3,993)	(23,994)	(19,581)
Stock based compensation	(4,748)	(3,974)	(13,587)	(11,219)
Corporate general, selling, and administrative expenses	(1,015)	(707)	(5,652)	(2,999)
Consolidated operating income	$43,084	$33,502	$93,263	$80,538

Note 12. Subsequent Events:

In April 2018 we received an initial payment of $22.5 from the sale of our investment in Astute Medical, Inc to a third party.

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

On January 2, 2018, the Company acquired Atlanta Biologicals, Inc. and its affiliated company, Scientific Ventures, Inc for approximately $51.3 million, net of cash received. Atlanta Biologicals fetal bovine serum (FBS) product line strengthens and complements our current tissue culture reagents offering and furthers our efforts to provide more complete solutions to our research customers.

On February 1, 2018 Bio-Techne acquired Eurocell Diagnostics SAS a company based in Rennes, France for approximately $4.5 million, net of cash received. The Company has had a long-standing business relationship with Eurocell as a distributor of our products. Eurocell sells to the laboratory markets in the French region and services the EMEA markets via a network of distributors.

RESULTS OF OPERATIONS

Consolidated net sales increased 14% for both the quarter and nine months ended March 31, 2018 compared to the same prior year periods. Organic growth was 7% and 9% for quarter and nine months ended March 31, 2018, respectively, compared to the same prior year periods, with acquisitions contributing 3% and 2%, respectively, and foreign currency translation having positive impacts of 4% and 3%, respectively.

Consolidated net earnings decreased 11% and increased 74% for the quarter and nine months ended March 31, 2018, compared to the same prior year periods. The decrease in net earnings for the quarter ended March 31, 2018 was driven by a loss recognized on the write-down of the Company’s investment in Astute Medical, Inc. This loss was partially offset by increased operating income and lower taxes due to the tax legislation enacted under the Tax Act. The increase in net earnings for the nine-months ended March 31, 2018 was primarily due to lower taxes resulting from the impact of recent tax legislation, including a $31.7 million one-time net tax benefit from applying the changes identified within the Tax Act. This net benefit consists of a net benefit of $35.2 million due to the re-measurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balance offset by expense for the transition tax of $3.5 million.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2018 were $164.0 million and $462.7 million, respectively, increases of 14% from the same prior year periods. Organic growth for quarter and nine months ended March 31, 2018 was 7% and 9%, respectively. Reported net sales for the quarter and nine months ended March 31, 2018 included growth from acquisitions of 3% and 2%, respectively, and positive impacts from foreign currency translation of 4% and 3%, respectively.

Sales by geography for the quarter ended March 31, 2018 grew mid-single digits in the U.S., driven by strong growth in Academic end-markets. Europe organic sales growth was in the high-single digits, also driven by strong growth in the Academic end-markets. China sales grew over 20% organically and sales growth in Japan was in the high-single digits, while the rest of the Asia-Pacific region grew in the low-teens. For the nine months ended March 31, 2018, sales in the U.S. grew high-single digits, with growth in both the BioPharma and Academic end-markets. Europe organic sales growth was in the mid-teens, with comparable contributions from both the BioPharma and Academic end-markets. China sales grew nearly 25% organically and sales growth in Japan grew in the mid-teens, while the rest of the Asia-Pacific region grew in the high-teens. Note that all references made to growth rates by region and end-market exclude OEM sales, which primarily occur in our Diagnostics segment.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2018 were 67.2% and 67.0%, respectively, compared to 67.1% and 67.0% for the same prior year periods. The increase in consolidated gross margin for the quarter ended March 31, 2018 was primarily due to favorable product mix.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Consolidated gross margin percentage	67.2%	67.1%	67.0%	67.0%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.9%	0.4%	0.4%	0.7%
Amortization of intangibles	3.9%	3.3%	4.0%	3.2%
Non-GAAP adjusted gross margin percentage	72.0%	70.8%	71.4%	70.9%

Consolidated non-GAAP adjusted gross margins for the quarter and nine months ended March 31, 2018, were 72.0% and 71.4%, respectively, compared to 70.8% and 70.9% for the same prior year periods. Consolidated non-GAAP adjusted gross margins for the quarter ended March 31, 2018 were favorably impacted by product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and nine months ended March 31, 2018 increased $3.9 million (7.8%) and $23.5 million (15.5%) from the same prior year periods.

The increase for the quarter ended March 31, 2018 was driven by additional investments in global commercial resources and administrative infrastructure, including increased stock-based compensation. The increase for the nine months ended March 31, 2018 was driven by additional investments in global commercial resources and administrative infrastructure, including stock-based compensation, and increases in acquisition-related expenses. Acquisition-related expenses for the nine months ended March 31, 2018 included a $20.1 million change in the fair value of contingent consideration related to ACD and Zephyrus, compared to a $14.1 million change in the fair value of contingent consideration for the same prior year period.

Research and Development Expenses

Research and development expenses for the quarter and nine months ended March 31, 2018 increased $0.1 million (0.9%) and $1.5 million (3.9%) from the same prior year periods.

Segment Results

Biotechnology

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales (in thousands)	110,029	94,516	$306,516	$267,256
Operating income margin percentage	48.2%	47.9%	46.9%	47.6%

Biotechnology’s net sales for the quarter and nine months ended March 31, 2018 were $110.0 million and $306.5 million, respectively, with reported growth of 16% and 15% compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2018 were 7% and 9%, respectively, with acquisitions contributing 4% and 3%, respectively, and currency translation having favorable impacts of 5% and 3%, respectively. Segment growth for the quarter and nine months ended March 31, 2018 was broad-based regionally and by product category.

Operating income margins for the quarter and nine months ended March 31, 2018 were 48.2% and 46.9%, respectively, compared to 47.9% and 47.6% for the same prior year periods. The increase in operating margin for the quarter ended March 31, 2018 was driven by strong volume leverage, partially offset by lower margin due to the change in product mix as a result of acquisitions made in the segment and additional investments in global commercial resources and administrative infrastructure. The decrease in operating income margin for the nine months ended March 31, 2018 was the result of lower margin acquisitions made in this segment, namely ACD, as well as additional investments in global commercial resources and administrative infrastructure.

Protein Platforms

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales (in thousands)	25,539	23,586	$79,566	$64,707
Operating income margin percentage	9.6%	13.8%	14.6%	8.2%

Protein Platforms’ net sales for the quarter and nine months ended March 31, 2018 were $25.5 million and $79.6 million, respectively, with reported growth of 8% and 23% compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2018 was 4% and 20%, respectively, with currency translation having favorable impacts of 4% and 3%, respectively. For the quarter and nine months ended March 31, 2018, growth for the segment was broad-based both by region and by product, with Simple Western, and Simple Plex product lines contributing the most.

Operating income margins for the quarter and nine months ended March 31, 2018 were 9.6% and 14.6%, respectively, compared to 13.8% and 8.2% for the same prior year periods. The decrease in operating income margin for the quarter ended March 31, 2018 was driven by the timing of additional investments in global commercial resources and administrative infrastructure, which have supported the segment’s year-to-date 20% organic growth. The increase in operating income margin for the nine months ended March 31, 2018 was driven by strong volume leverage and operational productivity.

Diagnostics

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales (in thousands)	28,548	25,978	$76,963	$74,542
Operating income margin percentage	28.0%	23.1%	22.9%	24.3%

Diagnostics’ net sales for the quarter and nine months ended March 31, 2018 were $28.5 million and $77.0 million, respectively, with reported growth of 10% and 3% compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2018 was 7% and 2%, respectively, with acquisitions contributing 2% and 1%, respectively.

Operating income margins for the quarter and nine months ended March 31, 2018 were 28.0% and 23.1%, respectively, compared to 22.9% and 24.3% for the same prior year periods. The increase in operating income margin for the quarter ended March 31, 2018 was driven by strong volume leverage and favorable product mix while the decrease in operating income margin for the nine months ended March 31, 2018 was driven by decreased volume leverage, margin mix of product sales and additional investments in facilities and administrative infrastructure.

Income Taxes

Income taxes for the quarter ended March 31, 2018 were at an effective rate of 21.0% of consolidated earnings before income taxes compared to 28.8% to the same prior year period. Income taxes for the nine months ended March 31, 2018 were at an effective rate of (21.2)% compared to 34.6% for the same prior year period. The change in the Company’s tax rate for the third quarter of fiscal 2018 compared to third quarter of fiscal 2017 was driven by a reduction in the Company’s U.S. federal corporate tax rate as a result of the legislation enacted under the Tax Act. The change in the Company’s tax rate for the nine months ended March 31, 2018 compared to the same prior year period was due to the impact of discrete of items, primarily due to the net tax benefit of $31.7 million related to the Tax Act recorded in the period ended December 31, 2017. This net benefit consists of a net benefit of $35.2 million due to the re-measurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances offset by expense for the transition tax of $3.5 million.

The forecasted tax rate as of the third quarter of fiscal 2018 before discrete items is 24.4% compared to the prior year forecasted tax rate as of the third quarter of fiscal 2017 before discrete items of 27.8%. The 3.4% reduction in the rate is due changes in the U.S. tax law under the Tax Cuts and Jobs Act of 2017 and jurisdictional mix of earnings. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2018 to range from 24% to 26%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017(1)	2018	2017(1)
Net earnings	$19,738	$22,167	$84,449	$48,476
Identified adjustments:
Costs recognized upon sale of acquired inventory	1,431	637	2,013	2,770
Amortization of acquisition intangibles	11,872	11,689	34,547	33,504
Acquisition related expenses	1,398	4,079	24,253	19,810
Stock based compensation	4,748	3,974	13,587	11,219
Impairment of investment	16,246	-	16,246	-
Tax impact of above adjustments	(8,565)	(5,356)	(17,210)	(15,707)
Tax impact of discrete tax items and other adjustments (1)	(726)	(737)	(36,667)	(1,569)
Non-GAAP adjusted net earnings	$46,142	$36,453	$121,218	$98,503
Non-GAAP adjusted net earnings growth	26.6%	(3.0)%	23.1%	(1.3)%
(1)

The fiscal 2017 net earnings, costs recognized upon sale of acquired inventory, acquisition related expenses, and tax impact of above adjustments line items have been updated for the revisions discussed in Note 1. There was no impact to the total previously reported non-GAAP adjusted net earnings.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2018 and March 31, 2017.

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Reported GAAP tax rate	21.0%	28.8%	(21.2)%	34.6%
Tax rate impact of:
Identified non-GAAP adjustments	(0.2)%	(1.4)%	(7.0)%	(5.6)%
Discrete tax items and other adjustments	3.0%	1.8%	52.6%	1.4%
Non-GAAP adjusted tax rate	23.8%	29.2%	24.4%	30.4%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter and nine months ended March 31, 2018 as well as the quarter and nine months ended March 31, 2017 is primarily a result of the discrete income tax expenses recorded for the revaluation of contingent consideration which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, cash and cash equivalents and available-for-sale investments were $176.4 million compared to $157.7 million as of June 30, 2017. Included in available-for-sale-investments as of March 31, 2018 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $86.6 million. The fair value of the Company's CCXI investment at June 30, 2017 was $59.6 million.

The Company has a revolving line of credit governed by a Credit Agreement dated July 28, 2016. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.  The reamining availability on our line of credit as of March 31, 2018 is up to $207.5 million.

The Company has a contingent consideration payment of up $3.5 million related to Zephyrus acquisition. The fair value of this payment as of March 31, 2018 was $3.5 million. The Company expects to make full payment towards this contingent consideration liability in the fourth quarter of fiscal 2018.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $105.5 million from operating activities during the first nine months fiscal 2018 compared to $92.9 million during the first nine months of fiscal 2017. The increase from the prior year was primarily due to decreases in operating assets driven by strong collections of trade accounts receivable and increases in operating liabilities, net of acquisitions.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Cash paid for acquisitions was lower during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 with net cash paid of $65.1 million for the Trevigen, Atlanta Biologicals and Eurocell acquisitions during the first nine months fiscal 2018 compared to $253.9 million for the ACD and Space acquisitions, which occurred during the first nine months of fiscal 2017.

Capital expenditures for fixed assets for the first nine months of fiscal 2018 and 2017 were $15.1 million and $9.3 million, respectively. Capital expenditures for the first nine months of fiscal 2018 were mainly for facility expansion as well as laboratory and computer equipment. Capital expenditures for the remainder of fiscal 2018 are expected to be approximately $5.7 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first nine months of fiscal 2018 and 2017, the Company paid cash dividends of $35.9 million to all common shareholders. On May 2, 2018, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.0 million, will be payable May 25, 2018 to all common shareholders of record on May 14, 2018.

Cash of $13.7 million and $3.6 million was received during the first nine months of fiscal 2018 and 2017, respectively, from the exercise of stock options.

During the first nine months of fiscal 2018, the Company drew $55.0 million under its revolving line-of-credit facility to fund its acquisition of Atlanta Biologicals and made repayments on the line-of-credit of $6.0 million. During the first nine months of fiscal 2017, the Company paid the balance of its previous line-of-credit facility in an amount of approximately $116.5 million and drew $368.5 million under its new revolving line-of-credit facility to fund operations and its acquisition of ACD.

During the first nine months of fiscal 2018, the Company made $85.0 million in cash payments towards the ACD and CyVek contingent consideration liabilities. Of the $85.0 million in payments, $58.8 million is classified as financing on the statement of cash flows. The remaining $26.2 million is recorded as operating on the statement of cash flows as it represents the consideration liability that exceeds the amount of the contingent consideration liability recognized at the acquisition date. The Company made $23.3 million in cash payments towards the ACD and Zephyrus contingent consideration liabilities during the first nine months of fiscal 2017. Of the $23.3 million in payments, $14.2 million was classified as financing and $9.1 million was classified as operating.

In accordance with the terms of the purchase agreement, during the first quarter of fiscal 2018, the Company made the final $2.3 million payment for the Space acquisition. This payment is included within other financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended March 31, 2018.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2017 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the third quarter of fiscal 2018 that would require disclosure nor have there been any changes to the Company's policies.

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

The Company’s non-GAAP adjusted net earnings also excludes stock-based compensation expense, impairments of equity investments, and certain adjustments to income tax expense. Stock based compensation is excluded from non-GAAP adjusted earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, and the variety of award types. Impairments of equity investments are excluded as we do not have significant influence over these investments and they are not part of our day to day operating decisions. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $86.6 million. As of March 31, 2018, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $8.7 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended March 31, 2018, approximately 28% of consolidated net sales were made in foreign currencies, including 15% in euros, 5% in British pound sterling, 3% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Euro	$1.23	$1.07	$1.20	$1.09
British pound sterling	1.40	1.24	1.35	1.26
Chinese yuan	0.16	0.15	0.15	0.15
Canadian dollar	0.79	0.76	0.79	0.76

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2018 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$3,693
Decrease in translation of net assets of foreign subsidiaries	40,893
Additional transaction losses	744

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended June 30, 2017 and described in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 were not fully remediated as of March 31, 2018. The detailed remediation action plan for fiscal 2018 included implementation of additional monitoring controls and strengthening those in existence in the prior year. Actions taken have included but were not limited to the hiring of a new Internal Audit Director and expansion of the existing Internal Audit team. We have completed this portion of the action plan with the new monitoring controls implemented no later than the third quarter. In addition, management has focused on frequent testing of Information Technology General Controls to validate continued operating effectiveness. We continue to stay on track with this component of the remediation action plan and are seeing positive test results. However, further testing of the effectiveness of the Company's controls occurring during the remainder of fiscal 2018 is necessary to validate the completion of the remediation plan. Accordingly, based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2018.

(b) Changes in internal controls over financial reporting.

The Company continues its on-going remediation efforts to address the material weaknesses in internal control over financial reporting described in the Company's Annual Report on Form 10-K for the year-ended June 30, 2017.

As previously announced, we acquired Trevigen during the first quarter of fiscal 2018 and Atlanta Biological and Eurocell Diagnostics during the third quarter of fiscal 2018. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore, any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

The results reported in this quarterly report include those of Trevigen, Atlanta Biologicals and Eurocell Diagnostics.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 8, 2018, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There have been no other material changes from the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended March 31, 2018. The maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: May 9, 2018	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 9, 2018	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.