Form 10-K
period 2018-06-30
BIO-TECHNE Corp
filed 2018-08-27
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 31, 2017 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $3.4 billion based upon the closing sale price as reported on The Nasdaq Stock Market ($129.55 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

As of August 23, 2018, 37,731,348 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

ITEM 1. BUSINESS

OVERVIEW

Bio-Techne and its subsidiaries, collectively doing business as Bio-Techne Corporation (Bio-Techne, we, our, us or the Company) develop, manufacture and sell biotechnology reagents, instruments and services for the research and clinical diagnostic markets worldwide. With our deep product portfolio and application expertise, we strive to provide the life sciences community with innovative, high-quality scientific tools to better understand biological processes and drive discovery of diagnostic and therapeutic products.

During our fiscal year 2018, we operated with three reporting segments – our Biotechnology, Protein Platforms and Diagnostics Divisions. Our Biotechnology Division is a leader in providing high quality consumables and services used for conducting laboratory experiments by both industry and academic scientists within the biotechnology and biomedical life sciences fields, all under the primary brands of R&D Systems, Novus Biologicals, Tocris Bioscience, Atlanta Biologicals, Trevigen, and Advanced Cell Diagnostics. Our Protein Platforms Division focuses on developing and supplying instrumentation and related consumables designed to simplify protein analysis processes along with single cell protein analysis, all under the ProteinSimple brand. Through our Diagnostics Division, we serve the clinical markets with regulated products such as controls, calibrators, reagents and immunoassays intended for diagnostic uses.

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

Our historical focus was on providing high quality proteins, antibodies and immunoassays to the life science research market and hematology controls to the diagnostics market. Beginning in 2012, and accelerating over the last three years, we implemented a strategy to accelerate growth in part by acquiring businesses and product portfolios that leveraged and diversified our existing product lines, filled portfolio gaps with differentiated high growth businesses, and expanded our geographic scope. From 2012 through August 27, 2018 we have acquired 15 companies, eight of which expanded our Biotechnology segment both geographically and through product diversification, three that formed our Protein Platforms segment, and four of which expanded the reach of our Diagnostics segment.

Recognizing the importance of an integrated, global approach to meeting our mission and accomplishing our strategies, we have over the past several years unified our brands and recent acquisitions under a single global brand, Bio-Techne.

We are committed to providing the life sciences community with innovative, high-quality scientific tools that allow our customers to make extraordinary discoveries. Our mission is to build “epic tools for epic science.” We intend to build on Bio-Techne’s past accomplishments, high product quality reputation and sound financial position by executing strategies that position us to serve as the standard for biological content in the research market, and to leverage that leadership position to enter the diagnostics and other adjacent markets. Our strategies include:

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

Market and geographic expansion. We will continue to expand our sales staff and distribution channels globally in order to increase our global presence and make it easier for customers to transact with us. We will also leverage our existing portfolio to expand our product offerings into novel research fields and further into diagnostics and therapeutics markets.

Operational excellence. In recognition of the increased size and scale of the organization, we continue to redesign our development and operational processes to effectively and efficiently support our expanding businesses.

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

OUR PRODUCTS AND MARKETS

In fiscal 2018, net sales from Bio-Techne’s Biotechnology, Protein Platforms and Diagnostics segments represented 66%, 17%, and 17% of consolidated net sales, respectively. Financial information relating to Bio-Techne’s segments is incorporated herein by reference to Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Biotechnology Segment

Biotechnology Segment Products

Through our Biotechnology segment, we are one of the world's leading suppliers of specialized proteins, such as cytokines and growth factors, immunoassays, antibodies and related reagents, to the biotechnology research community. We also sell in situ hybridization, media and other cell culture products and reagents. Our combined chemical and biological reagents portfolio provides high quality tools which customers can use in solving the complexity of important biological pathways and glean knowledge that may lead to a more complete understanding of biological processes, and, ultimately, to the development of novel strategies to address different pathologies.

Additionally, a number of our products have the potential to serve as predictive biomarkers and therapeutic targets for a variety of human diseases and conditions including cancer, autoimmunity, diabetes, hypertension, obesity, inflammation, neurological disorders, and kidney failure. Immunoassays can also be useful in clinical diagnostics. In fact, we have received Food and Drug Administration (FDA) marketing clearance for a few of our immunoassays for use as in vitro diagnostic devices. In addition to being useful research tools, our RNA in situ hybridization assays have diagnostics applications as well, and several are currently being cleared with the FDA in partnership with diagnostics instrument manufacturers and pharmaceutical companies.

Biotechnology Segment Customers and Distribution Methods

We sell our Biotechnology products directly to customers who are primarily located in North America, Europe and China. We have a sales and marketing partnership agreement with Fisher Scientific in order to bolster our market presence in North America and leverage the transactional efficiencies offered by the large Fisher organization. We also sell through third party distributors in China, Japan, certain eastern European countries and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of Biotechnology's net sales during fiscal 2018, 2017 or 2016.

Biotechnology Segment Competitors

A number of companies supply the worldwide market for protein-related and chemically-based research and diagnostic reagents, including GE Healthcare Life Sciences, BD Biosciences, Merck KGaA/EMD Chemicals, Inc., PeproTech, Inc., Abcam plc., and Thermo Fisher Scientific, Inc. Market success is primarily dependent upon product quality, selection, price and reputation. We believe we are one of the leading world-wide suppliers of cytokine and growth factors in the research market. We further believe that the expansion of our product offering, the recognized quality of our products, and the continued demand for protein-related and chemically-based research reagents will allow us to remain competitive in the growing biotechnology research and diagnostic markets.

Biotechnology Manufacturing

We are not dependent on key or sole source suppliers for most of our products in the Biotechnology segment. We develop and manufacture the majority of our proteins using recombinant DNA technology, thus significantly reducing our reliance on outside resources. Our antibodies are produced using a variety of technologies including traditional animal immunization and hybridoma technology as well as recombinant antibody techniques. Our in situ hybridization and chemical-based small molecule products are synthesized from widely available products. We typically have several outside sources for all critical raw materials necessary for the manufacture of our products.

The majority of our Biotechnology products are shipped within one day of receipt of the customers' orders. Consequently, we had no significant backlog of orders for our Biotechnology segment products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2017.

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

Protein Platforms Segment Products

Our Protein Platforms business has an array of platforms useful in various areas of protein analysis.

Developers of biologics-based drugs are required by regulatory agencies, such as FDA, to develop robust processes to ensure that the specific biologic of interest can be identified and characterized accurately and then consistently and reliably produced. Our Biologics tools help researchers interrogate protein purity and identify contaminants during the development and production of biologics by measuring some elements of protein identity, purity and heterogeneity.

The Western blot, or Western, is one of the most widely-used assays for protein analysis and identification today, and is used by molecular biologists, biochemists and clinicians to determine if a specific protein is present in a sample. Our Simple Western platform is a fully-automated Western blot analytical technique that can identify and quantify a protein of interest in a more sensitive, automated and less time-intensive manner.

A common assay used in research and clinical diagnostics is the ELISA, or enzyme-linked immunosorbent assay. The SimplePlex platform is a transformative immunoassay technology which integrates an innovatively designed microfluidic cartridge with a state-of-the-art analyzer to deliver a bench-top immunoassay system that is more sensitive than a manual multi-well place based ELISA with none of the traditional challenges of assay design or repeatability.

The Single Cell Western platform and related reagents perform western blot assays on individual cells versus an entire cell population. With this tool, customers can elucidate the properties of individual cells to better understand cell behavior that can shape the overall cell population response in a disease or normal state.

Protein Platforms Segment Customers and Distribution Methods

Our customers for this segment include researchers in academia as well as by investigators in industry, such as pharmaceutical and biotech companies. Our biologics line of products is used primarily by production and quality control departments at biotech and pharmaceutical companies. We sell our Protein Platforms products directly to customers who are primarily located in North America, western Europe and Japan. We also sell through third party distributors in China, southern Europe and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of Protein Platforms' net sales during fiscal 2018, 2017 or 2016.

Protein Platforms Segment Competitors

Our Simple Western platform is a complete replacement for the traditional manual Western blot. As a result, we face competition from the vendors that supply instruments and reagents to traditional Western blot users. These competitors include Bio-Rad Laboratories, GE Healthcare, Merck KGaA, PerkinElmer and Thermo Fisher Scientific. All of these vendors provide elements of the traditional work flow. Similarly, our SimplePlex platform replaces the traditional manual ELISA assay as well as some flow cytometry-based multiplex immunoassays; competitors include those who supply instruments and reagents for ELISAs, including Meso Scale Discovery, PerkinElmer, Thermo Fisher, Luminex, Millipore, Molecular Devices, Tecan BioTek, and Bio-Rad Laboratories. The primary competitors for our Biologics instrumentation are Agilent Technologies, Danaher and PerkinElmer, as well as GE Healthcare, Shimadzu, Thermo Fisher and Waters. We believe our competitive position is strong due to the unique aspects of our products and our product quality.

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

There was no significant backlog of orders for our Protein Platforms products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2017.

Diagnostics Segment

Diagnostics Segment Products

This segment includes blood chemistry and blood gas quality controls, hematology instrument controls, diagnostic immunoassays, and other bulk and custom reagents for the in vitro diagnostic market worldwide. Often we manufacture these reagents on a custom basis to optimize their use in a customer's diagnostic assay. We supply these reagents in various formats including liquid, frozen, or in lyophilized form.

Diagnostics Segment Customers and Distribution Methods

Original Equipment Manufacturer (OEM) agreements represent the largest market for our historical diagnostics products. In fiscal 2018, 2017 and 2016, OEM agreements accounted for $62.8 million, $60.7 million, and $54.2 million, or 57%, 57%, and 52% of division net sales in each fiscal year, respectively. We sell some of our diagnostics products directly to customers and, in Europe and Asia, also through distributors. One OEM customer accounted for approximately 12% of the Diagnostics Division's net sales during fiscal year 2017. This customer did not amount to 10% or more of the Company's consolidated net sales during fiscal year 2017. No customer accounted for more than 10% of the Diagnostics Division’s net sales during fiscal years 2018 or 2016.

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

Diagnostics Segment Manufacturing

The primary raw material for our hematology controls products is whole blood. We purchase human blood from commercial blood banks, and porcine and bovine blood from nearby meat processing plants. Although the cost of human blood has increased due to the requirement that it be tested for certain diseases and pathogens prior to use, the higher cost of these materials has not had a material adverse effect on our business thus far. Other controls are derived from various bodily fluids or cells from different animal species, which are then processed in-house to isolate the product of interest or from other bulk reagent suppliers that specialize in certain products. Our other reagent products are manufactured using a variety of suppliers, with no supplier representing a material portion of our business.

Most of the hematology controls products are shipped based on a preset, recurring schedule. However, the majority of our business in this segment are large orders shipped based on our customers' needs; we are highly dependent on our customers’ demand and inventory controls. Consequently, our revenues can vary significantly from quarter to quarter and year to year. There was no significant backlog of orders for our Diagnostics products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2017.

Geographic Information

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2018	2017	2016
Net sales:
United States	$346,293	$313,195	$275,859
EMEA, excluding U.K.	148,599	125,126	103,060
U.K.	33,704	28,401	28,307
APAC, excluding Greater China	48,392	41,463	38,137
Greater China	47,950	39,078	36,199
Rest of world	18,055	15,740	17,461
Total net sales	$642,993	$563,003	$499,023

	Year ended June 30,
	2018	2017
Long-lived assets:
United States and Canada	$129,360	$119,859
Europe	14,597	14,100
China	1,391	1,165
Total long-lived assets	$145,348	$135,124
Intangible assets:
United States and Canada	$417,430	$424,579
Europe	21,386	18,710
China	7,516	8,753
Total intangible assets	$446,332	$452,042

Net sales are attributed to countries based on the location of the customer or distributor. Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation. See the description of risks associated with the Company's foreign subsidiaries in Item 1A of this Annual Report on Form 10-K.

PRODUCTS UNDER DEVELOPMENT

Bio-Techne is engaged in continuous research and development in all of our major product lines. We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs.

In fiscal 2018, Bio-Techne introduced approximately 1,500 new products. We also expect to significantly expand our portfolio of products through acquisitions as well as continued product development in our existing businesses. However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

	Year Ended June 30,
	2018	2017	2016
Research and development expense:
Biotechnology	$35,895	$35,507	$26,981
Protein Platforms	15,348	14,424	14,610
Diagnostics	3,848	3,583	3,596
Corporate	238	-	-
Total research and development expense	$55,329	$53,514	$45,187

Percent of net sales	9%	10%	9%

PATENTS AND TRADEMARKS

Our success depends in part upon our ability to protect our core technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections.

As of June 30, 2018, we had rights to 152 granted patents and approximately 82 pending patent applications.  With respect to our Protein Platforms segment and the Biotechnology segment’s genomic in situ hybridization product line, the protection is primarily through pending patent applications and issued patents.  Patent protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot provide assurance that any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors' products or services.

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

No assurance can be given that Bio-Techne's products do not infringe upon patents or proprietary rights owned or claimed by others. Bio-Techne has not conducted a patent infringement study for each of its products. Where we have been contacted by patent holders with certain intellectual property rights, Bio-Techne typically has entered into licensing agreements with patent holders under which it has the exclusive and/or non-exclusive right to use patented technology as well as the right to manufacture and sell certain patented products to the research market. In addition, certain of our products are covered by licenses from third parties to supplement our own patent portfolio.

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

LAWS AND REGULATIONS

Our operations, and some of the products we offer, are subject to a number of complex and stringent laws and regulations governing the production, marketing, handling, transportation and distribution of chemicals, drugs and other similar products, including the operating and security standards of the Food and Drug Administration, the Drug Enforcement Administration, and various comparable state and foreign agencies. As Bio-Techne’s businesses also include export and import activities, we are subject to pertinent laws enforced by the U.S. Departments of Commerce, State and Treasury. While we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse effect on our financial condition. To date, none has had a material impact on our operations.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by a reduction in revenue associated with these customers. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

EMPLOYEES

Through its subsidiaries, Bio-Techne employed approximately 2,000 full-time and part-time employees as of June 30, 2018.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Currently, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Charles Kummeth	58	President, Chief Executive Officer and Director	2013
James T. Hippel	47	Chief Financial Officer	2014
Brenda Furlow	60	Senior Vice President, General Counsel and Secretary	2014
David Eansor	57	President, Protein Sciences	2014
Kim Kelderman	50	President, Diagnostics and Genomics	2018

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

David Eansor is President, Protein Sciences, effective July 1, 2018. Prior to that, he served as Senior Vice President, Biotechnology Division since April 2015 and as Senior Vice President, Novus Biologicals, since the Company completed its acquisition of Novus on July 2, 2014. From January 2013 until the date of the acquisition, Mr. Eansor was the Senior Vice President of Corporate Development of Novus Biologicals. Prior to joining Novus, Mr. Eansor was the President of the Bioscience Division of Thermo Fisher Scientific. Mr. Eansor was promoted to Division President in early 2010 after 5 years as President of Thermo Fisher's Life Science Research business.

Kim Kelderman joined Bio-Techne on April 30, 2018 as President, Diagnostics and Genomics. Prior to Bio-Techne, Mr. Kelderman was employed at Thermo Fisher Scientific where he led three different businesses of increasing scale and complexity. For the last three years, Mr. Kelderman managed the Platforms and Content of the Genetic Sciences Division, where he was responsible for the Instrumentation, Software, Consumables and Assays businesses, and brands such as Applied Biosystems and legacy Affymetrix. Before joining Thermo Fisher, Kim served as Senior Segment Leader at Becton Dickinson, managing the global Blood Tubes “Vacutainer” business.

Brenda Furlow joined the Company as General Counsel and Secretary on August 4, 2014. Most recently, Ms. Furlow was affiliated with Alphatech Counsel, SC and served as general counsel to emerging growth technology companies. Ms. Furlow was General Counsel for TomoTherapy, Inc., a global, publicly traded company that manufactured and sold radiation therapy equipment from 2007 to 2011. From 1998 to 2007, Ms. Furlow served as General Counsel for Promega Corporation, a global life sciences company.

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

ITEM 1A. RISK FACTORS

Statements in this Annual Report on Form 10-K and elsewhere that are forward-looking involve risks and uncertainties which may affect the Company's actual results of operations. Certain of these risks and uncertainties, which have affected and, in the future, could affect the Company's actual results are discussed below. The Company undertakes no obligation to update or revise any forward-looking statements made due to new information or future events. Investors are cautioned not to place undue emphasis on these statements.

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

It may be difficult for us to implement our strategies for revenue growth in light of competitive challenges.

We face significant competition across many of our product lines. Competitors include companies ranging from start-up companies, which may be able to more quickly respond to customers' needs, to large multinational companies, which may have greater financial, marketing, operational, and research and development resources than the Company. In addition, consolidation trends in the pharmaceutical, biotechnology and diagnostics industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on the Company. Moreover, customers may believe that consolidated businesses are better able to compete as sole source vendors, and therefore prefer to purchase from such businesses. The entry into the market by manufacturers in China, India and other low-cost manufacturing locations is also creating increased pricing and competitive pressures, particularly in developing markets. Failure to anticipate and respond to competitors' actions may impact the Company's future sales and earnings.

To address this issue, we are pursuing a number of strategies to maintain and improve our revenue growth, including:

•	strengthening our presence in selected geographic markets;
•	allocating research and development funding to products with higher growth prospects;
•	developing new applications for our technologies;
•	continuing key opinion leader initiatives;
•	finding new markets for our products;
•	acquiring new products and business in growing or novel markets; and
•	continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our depth in product offerings.

We may not be able to successfully implement these strategies, and these strategies may not result in the expected growth of our business.

Our acquisition growth strategy poses financial, management and other risks and challenges.

We routinely explore acquiring other businesses and assets, and have completed fifteen acquisitions and several investments in the last six years. However, we may be unable to identify or complete promising acquisitions for many reasons, including competition among buyers, the high valuations of businesses in our industry, the need for regulatory and other approvals, and availability of capital. There can be no assurance that we will engage in any additional acquisitions or that we will be able to do so on terms that will result in any expected benefits. In addition, acquisitions financed with borrowings could make us more vulnerable to business downturns and could negatively affect our earnings due to higher leverage and interest expense.

Our inability to complete acquisitions or to successfully integrate any new or previous acquisitions could have a material adverse effect on our business.

Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Certain acquisitions may be difficult to complete for a number of reasons, including the need for antitrust and/or other regulatory approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company. When we do identify and consummate acquisitions, we may face financial, managerial and operational challenges, including diversion of management attention, difficulty with integrating acquired businesses, integration of different corporate cultures, increased expenses, assumption of unknown liabilities, indemnities, potential disputes with the sellers, and the need to evaluate the financial systems of and establish internal controls for acquired entities. Further, we may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

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

In addition, the Company's expansion strategies include collaborations and investments in joint ventures and companies developing new products related to the Company's business. These strategies carry risks that objectives will not be achieved and future earnings will be adversely affected. For example, the Company has an approximate 8% equity investment in publicly traded ChemoCentryx, Inc. (Nasdaq: CCXI) that is valued at $54.3 million as of June 30, 2018. The ownership of CCXI shares is very concentrated, the share price is highly volatile and there is limited trading of the shares. In fiscal 2017, we also invested and held a minority interest in privately-held Astute Medical, Inc. (Astute), a diagnostics company developing new diagnostics tests relating to kidney injury. In fiscal 2018, Astute was acquired by a third party and we realized a loss $16.2 million on our investment.

Significant developments stemming from the U.S. administration or the U.K.’s referendum on membership in the EU could have an adverse effect on us.

The U.S. administration has called for substantial changes to trade agreements, such as the North American Free Trade Agreement (NAFTA), and has imposed significant increases on tariffs on goods imported into the United States, particularly from China. The administration has also indicated an intention to ask Congress to make significant changes, replacement or elimination of the Patient Protection and Affordable Care Act, and government negotiation/regulation of drug prices paid by government programs. Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business.

Additionally, in a referendum vote held on June 23, 2016, the United Kingdom (UK) voted to leave the European Union (EU). Subsequently, on March 29, 2017, the UK invoked Article 50 of the Lisbon Treaty to formally begin the withdrawal process. The impact of this action has caused and may continue to cause global economic uncertainty and currency exchange rate fluctuations. Although it is unknown what the terms of the UK’s future relationship with the EU will be, it is possible that there will be disruption to the UK and EU economies, as well as greater restrictions on imports and exports between the UK and the EU and increased regulatory and tax complexities. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers, and our business and financial results, particularly since our European headquarters and shipping facilities are currently located in the UK. Additionally, attracting and retaining qualified employees who are citizens of EU countries to our UK facilities may be more difficult given the uncertainties resulting from the UK withdrawal.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, many of our instruments are marketed to the pharmaceutical industry for use in discovering and developing drugs. Changes in the U.S. Food and Drug Administration’s regulation of the drug discovery and development process could have an adverse effect on the demand for these products.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers.

We have agreements relating to the sale of our products to government entities in the U.S. and elsewhere and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

We are required to comply with a wide variety of laws and regulations, and are subject to regulation by various federal, state and foreign agencies.

We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the U.S. Federal Drug Administration (the FDA), the U.S. Drug Enforcement Agency (the DEA), the U.S. Department of Health and Human Services (the DHHS), and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning current good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of, the DEA, the FDA, the DHHS, foreign agencies and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. The manufacture, distribution and marketing of many of our products and services, including medical devices and pharma services, are subject to extensive ongoing regulation by the FDA, the DEA, and other equivalent local, state, federal and non-U.S. regulatory authorities. In addition, we are subject to inspections by these regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities, including without limitation, remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims, contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, as well as ongoing remediation and increased compliance costs, any or all of which could be significant. We are the sole manufacturer of a number of products for many of our customers and a negative regulatory event could impact our customers' ability to provide products to their customers.

We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products, the handling, transportation and manufacture of substances that could be classified as hazardous, and our business practices in the U.S. and abroad such as anti-corruption and anti-competition laws. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.

We are subject to financial, operating, legal and compliance risk associated with global operations.

We engage in business globally, with approximately 46% of our sales revenue in fiscal 2018 coming from outside the U.S. In addition, one of our strategies is to expand geographically, particularly in China, India and in developing countries, both through distribution and through direct operations. This subjects us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

The application of laws and regulations implicating global transactions is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions, prohibited business conduct, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the U.S.

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

Changes in economic conditions could negatively impact our revenues and earnings.

Our biotechnology and protein platforms products are sold primarily to research scientists at pharmaceutical and biotechnology companies and at university and government research institutions. Research and development spending by our customers and the availability of government research funding can fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions and institutional and governmental budgetary policies. Our diagnostics segment products are intended primarily for the medical diagnostics market, which relies largely on government healthcare-related policies and funding. Changes in government reimbursement for certain diagnostic tests or reductions in overall healthcare spending could negatively impact us directly or our customers and, correspondingly, our sales to them. Several years ago, the U.S. and global economies experienced a period of economic downturn and have been slow to recover in some parts of the world. Such downturns, and other reductions or delays in governmental funding, could cause customers to delay or forego purchases of our products. We carry essentially no backlog of orders and changes in the level of orders received and filled daily can cause fluctuations in quarterly revenues and earnings.

Over the past two years we identified and remediated material weaknesses in our internal control over financial reporting which, if recurring, could harm our operating results or cause us to fail to meet our reporting obligations.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. At the beginning of fiscal 2017 management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013 Framework) for the years ended June 30, 2016 and 2017. In fiscal 2018 we completed a remediation plan that addressed these material weaknesses. As we continue to grow and acquire additional business, we may fail to implement effective internal controls for our recently acquired operations that result in additional material weaknesses, and harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

Our success will be dependent on recruiting and retaining highly qualified personnel and creating a new culture that includes the employees joining through acquisition.

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel are critical to our success. Our anticipated growth and its expected expansion into areas and activities requiring additional expertise will require the addition of new personnel and the development of additional expertise by existing personnel. We also operate in several geographic locations where competition for talent is strong, making employee retention particularly challenging in those locations. For example, some of our fastest growing businesses are located in northern California and eastern Massachusetts, both of which currently are experiencing low unemployment and a competitive environment for finding and retaining talent. Our growth by acquisition also creates challenges in retaining employees. As we integrate past and future acquisitions and evolve our corporate culture to incorporate the new workforces, some employees may not find such integration or cultural changes appealing. The failure to attract and retain such personnel could adversely affect our business.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines, or lawsuits.

The integrity and protection of our own data, and that of our customers and employees, is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services to customers. Although our computer and communications hardware are protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation, and enforcement actions, customers could curtail or cease using its applications, and we could lose trade secrets, the occurrence of which could harm our business.

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

We also attempt to protect and maintain intellectual property through the patent process. As of June 30, 2018, we owned or exclusively licensed 152 granted U.S. patents and approximately 82 pending patent applications. We cannot be confident that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted. It is possible that, if patents are granted to us, others will design around our patented technologies. Further, other parties may challenge any patents granted to us and courts or regulatory agencies may hold our patents to be invalid or unenforceable. We may not be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors' products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

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

We have been and may in the future be sued by third parties alleging that we are infringing their intellectual property rights. These lawsuits are expensive, take significant time, and divert management's focus from other business concerns. If we are found to be infringing the intellectual property of others, we could be required to cease certain activities, alter our products or processes or pay licensing fees. This could cause unexpected costs and delays which may have a material adverse effect on us. If we are unable to obtain a required license on acceptable terms, or unable to design around any third party patent, we may be unable to sell some of our products and services, which could result in reduced revenue. In addition, if we do not prevail, a court may find damages or award other remedies in favor of the opposing party in any of these suits, which may adversely affect our earnings.

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

Our business could be adversely affected by disruptions at our sites.

We rely upon our manufacturing operations to produce many of the products we sell and our warehouse facilities to store products, pending sale. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, hurricanes or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. We have significant operations in California, near major earthquake faults, which make us susceptible to earthquake risk. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.

Fluctuations in our effective tax rate may adversely affect our results of operations and cash flows.

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States, including tax reform under the Tax Cuts and Jobs Act (the “Tax Act”) signed by the President of the United States on December 22, 2017, which includes broad and complex changes to the United States tax code and the state tax response to the Tax Act.  Reasonable estimates were used in determining several of the components of the impact of the Tax Act, including our fiscal 2018 deferred income tax activity and the amount of post-1986 foreign deferred earnings subject to the repatriation toll charge.  In addition, certain provisions of the Tax Act including the Base Erosion Anti-abuse Tax (BEAT) and the provision designed to tax currently global intangible low-tax income (GILTI) are effective for the Company in the year beginning July 1, 2018.   We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and the amount of the repatriation toll charge liability, and ultimately cause us to revise our initial estimates in future periods. In addition, changes in interpretations, assumptions and guidance regarding the Tax Act, as well as the potential for technical corrections, could have a material impact on our effective tax rate in future periods.

In preparing our financial statements, we record the amount of tax that is payable in each of the countries, states and other jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, changes in accounting for income taxes and recently enacted and future changes in tax laws in jurisdictions in which we operate. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, results of operations and cash flows.

Because we rely heavily on third-party package-delivery services, a significant disruption in these services or significant increases in prices may disrupt our ability to ship products, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery companies, such as FedEx in the U.S. and DHL in Europe. If one or more of these third-party package-delivery providers were to experience a major work stoppage, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of these third-party package-delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.

International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2018, currency translation had a favorable effect of $12.7 million on revenues due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.

We have entered into and drawn on a revolving credit facility. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from funding our expansion strategy.

In connection with the acquisition of Exosome Diagnostics on August 1, 2018, we used a new credit facility governed by a Credit Agreement entered into on July 28, 2018. The Credit Agreement provides for a revolving credit facility of $600 million, which can be increased by an additional $200 million subject to certain conditions, and a term loan of $250 million. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 24, 2018, the Company had drawn $330 million under the Credit Agreement.

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

For the past 10 years, our Board has consistently declared quarterly dividends of $0.25 to $0.32 cents per share. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

The Company owns a 17,000 square foot facility that its Bio-Techne Europe subsidiary occupies in Abingdon, England. This facility is utilized by the Company's Biotechnology and Protein Platforms segments.

Additionally, the Company owns a 34,000 square foot facility that its Atlanta Biologicals subsidiary occupies in Flowery Branch, Georgia. This facility is utilized by the Company’s Biotechnology segment.

The Company leases the following material facilities, all of which are primarily utilized by the Company's Biotechnology segment with the exception of the locations used by the Company's ProteinSimple and CyVek subsidiaries, which support the Protein Platforms segment and the Bionostics, Cliniqa and Exosome Diagnostics subsidiaries (Diagnostics segment). Certain locations are not named because they were not significant individually or in the aggregate as of the date of this report.

Subsidiary	Location	Type	Square Feet

Bio-Techne Europe	Langley, United Kingdom	Warehouse	14,300
Bio-Techne China	Shanghai and Beijing, China	Office/warehouse	10,700
Boston Biochem	Cambridge, Massachusetts	Office/lab	7,400
Tocris	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	30,000
PrimeGene	Shanghai, China	Office/manufacturing/lab	20,600
Bionostics	Devens, Massachusetts	Office/manufacturing	48,000
Novus Biologicals	Littleton, Colorado	Office/warehouse	22,500
ProteinSimple	San Jose, California	Office/manufacturing/warehouse	167,000
ProteinSimple Canada	Ottawa and Toronto, Canada	Office/manufacturing/warehouse	13,900
CyVek	Wallingford, Connecticut	Office/manufacturing/warehouse	17,500
Cliniqa	San Marcos, California	Office/manufacturing/warehouse	62,200
Advanced Cell Diagnostics	Newark, California	Office/manufacturing/warehouse	46,500
Eurocell Diagnostics	Rennes, France	Office/warehouse	11,000

The Company believes the owned and leased properties are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

As of August 27, 2018, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

	Fiscal 2018 Price		Fiscal 2017 Price
	High	Low	High	Low

First Quarter	$124.00	$112.33	$117.42	$103.99
Second Quarter	136.39	120.61	112.20	98.92
Third Quarter	151.89	128.06	108.58	95.68
Fourth Quarter	166.81	142.66	119.98	98.22

Holders of Common Stock and Dividends Paid

As of August 17, 2018, there were over 40,000 beneficial shareholders of the Company's common stock and over 425 shareholders of record. The Company paid quarterly cash dividends totaling $48.0 million, $47.7 million and $47.6 million in fiscal 2018, 2017 and 2016, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future. The Company entered into a revolving line of credit in July 2016, which would prohibit payment of dividends to Company shareholders in the event of a default thereunder. The Credit Agreement that governs the revolving line of credit contains customary events of default.

In connection with the acquisition of Exosome Diagnostics, Inc. on August 1, 2018, the Company entered into a new credit facility that provides for a revolving credit facility of $600 million, which can be increased by an additional $200 million subject to certain conditions, and a term loan of $250 million.  The credit facility is governed by a Credit Agreement dated August 1, 2018 and matures on August 1, 2023.  The Credit Agreement that governs the revolving line of credit contains customary events of default and would prohibit payment of dividends to Company shareholders in the event of a default thereunder.

Issuer Purchases of Equity Securities

There was no share repurchase activity by the Company in fiscal 2018. As of June 30, 2018, the maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan is approximately $125 million. The plan does not have an expiration date.

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company's common stock with the S&P Midcap 400 Index, the S&P 400 Biotechnology Index, and the S&P 400 MidCap Life Sciences Tools and Services Index.  We have included in the chart the S&P 400 MidCap Life Sciences Tools and Services Index, which we expect will replace the S&P 400 Biotechnology Index in our chart in future years as this index now only includes one company.  The comparison assumes $100 was invested on the last trading day before July 1, 2013 in the Company's common stock and in each of the foregoing indices and assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

 (dollars in thousands, except per share data)

Income and Share Data:	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)

Net sales	$642,993	$563,003	$499,023	$452,246	$357,763
Operating income	136,178	120,584	150,593	147,023	159,750
Earnings before income taxes (6)	125,952	111,961	147,481	154,162	161,392
Net earnings	126,150	76,086	104,476	107,735	110,948
Diluted earnings per share	3.31	2.03	2.80	2.89	3.00
Average common and common equivalent shares - diluted (in thousands)	38,055	37,500	37,326	37,231	37,005

Balance Sheet Data as of June 30:	2018	2017	2016	2015	2014

Cash, cash equivalents and short-term available-for-sale investments	181,754	$157,714	$95,835	$110,921	$363,354
Working capital	318,856	212,503	199,744	208,515	443,022
Total assets	1,593,202	1,558,219	1,129,581	1,063,360	862,491
Total shareholders' equity	1,079,061	949,627	879,280	846,935	795,265

Cash Flow Data:	2018	2017	2016	2015	2014

Net cash provided by operating activities	$170,367	$143,721	$144,157	$139,359	$136,762
Capital expenditures	20,934	15,179	16,898	19,905	13,821
Cash dividends declared per share	1.28	1.28	1.28	1.27	1.23

Employee Data as of June 30:	2018	2017	2016	2015	2014

Employees	1,943	1,789	1,560	1,356	967

(1)	The Company acquired Trevigen on September 5, 2017, Atlanta Biologicals on January 2, 2018, and Eurocell Diagnostics on February 1, 2018.

(2)	The Company acquired Space on July 1, 2016, and Advanced Cell Diagnostics on August 1, 2016.

(3)	The Company acquired Cliniqa on July 8, 2015, and Zephyrus on March 21, 2016.

(4)	The Company acquired Novus Biologicals on July 2, 2014, ProteinSimple on July 31, 2014, and CyVek on November 3, 2014.

(5)	The Company acquired Bionostics on July 22, 2013, and PrimeGene on April 30, 2014.

(6)

Earnings before income taxes included acquisition related expenses related to amortization of intangibles, costs recognized on sale of acquired inventories and professional fees associated with acquisition activity, as follows: 2018 - $74.2 million; 2017 - $73.2 million; 2016 - $37.6 million; 2015 - $37.6 million; 2014 - $20.0 million.

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

Bio-Techne operates worldwide with three reportable business segments, Biotechnology, Protein Platforms, and Diagnostics, all of which service the life science and diagnostics markets. The Biotechnology reporting segment provides consumables used for conducting laboratory experiments by both industry and academic scientists within the biotechnology and biomedical life science fields including proteins, antibodies, immunoassays, flow cytometry products, intracellular signaling products, and biologically active chemical compounds. The Protein Platforms reporting segment develops and commercializes proprietary systems and consumables for protein analysis. The Diagnostics reporting segment reporting segment provides a range of controls and calibrators used with diagnostic equipment and as proficiency testing tools, as well as other reagents incorporated into diagnostic kits.

OVERALL RESULTS

For fiscal 2018, consolidated net sales increased 14% as compared to fiscal 2017. After adjusting for the impacts of the Trevigen, Atlanta Biologicals and Eurocell acquisitions in fiscal 2018, as well as foreign currency fluctuations, organic sales for the year increased 9% with currency translation contributing 2% and acquisitions contributing 3%. The organic growth was broad-based as the Company achieved high-single digit growth in the US with contributions from both the Academic and Bio-Pharma end-markets. Europe sales grew in the mid-teens with growth in both the Academic and Bio-Pharma end-markets. China sales grew nearly 25% and Japan sales grew in the mid-teens while the rest of the Asia-Pacific region grew in the high-teens.

Consolidated GAAP net earnings increased 65% for fiscal 2018 as compared to fiscal 2017. After adjusting for acquisition related costs, stock-based compensation, and certain income tax items in both years, adjusted net earnings increased 24% in fiscal 2018 as compared to fiscal 2017. Adjusted earnings growth was driven by strong volume leverage and the benefit from tax reform, which was partially offset by negative business mix, lower margin acquisitions, and investments in global commercial resources and administrative infrastructure.

For fiscal 2017, consolidated net sales increased 13% as compared to fiscal 2016. After adjusting for the impacts of the Space and Advanced Cell Diagnostics (ACD) acquisitions in fiscal 2017, as well as foreign currency fluctuations, organic sales for the year increased 6% with currency translation having a negative impact of 1% and acquisitions contributing 8%. The organic growth was broad-based, with the Company achieving growth in all three of its reporting segments. A strong Bio-Pharma end-market in the US and Europe and additional market demand for Protein Platforms instruments were the biggest contributing factors to organic growth.

Consolidated GAAP net earnings decreased 27% for fiscal 2017 as compared to fiscal 2016. After adjusting for acquisition related costs, stock-based compensation, and certain income tax items in both years, adjusted net earnings increased 4% in fiscal 2017 as compared to fiscal 2016. Adjusted earnings growth was driven by strong volume leverage, which was offset by negative mix and a negative impact from foreign currency translation.

RESULTS OF OPERATIONS

Net Sales

Consolidated organic net sales exclude the impact of net sales contributed by companies acquired during the fiscal year and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily the euro, British pound sterling, and Chinese yuan) into U.S. dollars.

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2018	2017	2016

Organic sales growth	9%	6%	6%
Acquisitions sales growth	3%	8%	6%
Impact of foreign currency fluctuations	2%	(1)%	(2)%
Consolidated net sales growth	14%	13%	10%

Consolidated net sales by reportable segment were as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016

Biotechnology	$421,536	$364,504	$317,340
Protein Platforms	111,885	91,464	77,324
Diagnostics	110,108	107,139	104,484
Intersegment	(536)	(104)	(125)
Consolidated net sales	$642,993	$563,003	$499,023

In fiscal 2018, Biotechnology segment net sales increased 16% compared to fiscal 2017. Organic growth for the segment was 9% for the fiscal year, with acquisitions contributing 4% and foreign currency translation having a favorable impact of 3%. Continued strength from ACD, a fiscal 2017 acquisition, and the proteins and assays product categories drove growth.

In fiscal 2018, the Protein Platforms segment net sales increased 22% compared to fiscal 2017. Organic growth for the segment was 20% with foreign currency translation having a favorable impact of 2%. Growth was broad-based and led by continued market demand for Simple Western (Wes) instruments and consumables and the Simple Plex (Ella) product lines.

In fiscal 2018, Diagnostics segment net sales increased 3% compared to fiscal 2017. Organic growth for the segment was 1% with acquisitions contributing 2%.

In fiscal 2017, Biotechnology segment net sales increased 15% compared to fiscal 2016. Organic growth for the segment was 4% for the fiscal year, with acquisitions contributing 13% and foreign currency translation having an unfavorable impact of 2%. Antibody and assay product categories drove growth. The growth in antibodies was led by double-digit growth in the Novus brand. The growth in assays was led by Luminex-based products the Company makes and sells and royalties received from Luminex assay suppliers who use the Company’s content in the production of their assays.

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

In fiscal 2017, Diagnostics segment net sales increased 3% compared to fiscal 2016. All results for fiscal 2017 were organic. Timing of OEM orders had a negative impact on fiscal 2017 results. Mid-single digit sales growth in blood and glucose-based controls was partially offset by the timing of OEM shipments from the diagnostic assay and reagent product lines.

Gross Margins

Consolidated gross margins were 67.2%, 66.5% and 67.5% in fiscal 2018, 2017 and 2016, respectively. Consolidated gross margins were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired during fiscal 2018, 2017, 2016 and prior years. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold and amortization of intangibles, adjusted gross margins were 71.5%, 71.2% and 70.8% in fiscal 2018, 2017 and 2016, respectively.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Year Ended June 30,
	2018	2017	2016

Consolidated gross margin percentage	67.2%	66.5%	67.5%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.4%	0.6%	1.1%
Amortization of intangibles	3.9%	4.1%	2.2%
Non-GAAP adjusted gross margin percentage	71.5%	71.2%	70.8%

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

Management uses adjusted operating results to monitor and evaluate performance of the Company’s three business segments. Since these results are used for this purpose, they are also considered to be prepared in accordance with GAAP. Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2018	2017	2016

Biotechnology	79.4%	80.5%	80.0%
Protein Platforms	69.6%	67.6%	67.8%
Diagnostics	43.5%	42.3%	44.8%

The decrease in the Biotechnology segment’s gross margin percentage for fiscal 2018 was primarily attributable to mix of product sales made in this segment. The improvements in the Protein Platforms and Diagnostics gross margin percentages for fiscal 2018 as compared to fiscal 2017 were due to higher volume leverage and operational productivity.

The Biotechnology improvement for fiscal 2017 as compared to fiscal 2016 was primarily attributable to higher volume leverage and operational productivity. The Diagnostics and Protein Platforms segment gross margin percentages for fiscal 2017 as compared to fiscal 2016 were negatively impacted by lower volume leverage and margin mix of product sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $40.2 million (20%) and $59.6 million (42%) in fiscal 2018 and 2017, respectively.

The increase in fiscal 2018 was driven by additional investments in global commercial resources and administrative infrastructure, a larger cost base due to acquisitions and $13.6 million of additional stock-based compensation expense of which $8.3 million is from a new retirement policy that permits retirees to continue vesting in certain time-based stock options granted during employment, resulting in accelerated stock compensation expense for those employees meeting the definition of retirement eligible.

The increase in fiscal 2017 was driven by additional expenses associated with the Space, ACD and Zephyrus acquisitions including $21.1 million of selling, general and administrative expenses, a $3.0 million increase in acquisition intangible amortization, a $18.4 million change in the fair value of contingent consideration and a $4.6 million increase in other acquisition related costs. The remaining increase in selling, general and administrative expenses in fiscal 2017 was primarily due to additional investments in global commercial resources, administrative infrastructure, including increased stock compensation, and annual wage, salary and benefit increases.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2018	2017	2016

Biotechnology	$99,655	$82,801	$58,414
Protein Platforms	44,475	37,735	34,186
Diagnostics	15,774	13,207	12,781
Total segment expenses	159,904	133,743	105,381
Amortization of intangibles	21,650	21,328	18,300
Acquisition related expenses	24,429	25,789	2,761
Restructuring costs	376	-	-
Stock-based compensation	28,240	14,631	9,430
Corporate selling, general and administrative expenses	6,037	4,952	5,007
Total selling, general and administrative expenses	$240,636	$200,443	$140,879

Research and Development Expenses

Research and development expenses increased $1.8 million (3%) and $8.3 million (18%) in fiscal 2018 and 2017, respectively, as compared to prior year periods. The increase in research and development expense in fiscal 2018 and 2017 as compared to fiscal 2016 was due to $10.2 million and $8.6 million of additional expenses from ACD, one of the Company’s fiscal 2017 acquisitions.

	Year Ended June 30,
	2018	2017	2016

Biotechnology	$35,895	$35,507	$26,981
Protein Platforms	15,348	14,424	14,610
Diagnostics	3,848	3,583	3,596
Total segment expenses	55,091	53,514	45,187
Unallocated corporate expenses	238	-	-
Total research and development expenses	$55,329	$53,514	$45,187

Net Interest Income / (Expense)

Net interest income/(expense) for fiscal 2018, 2017 and 2016 was $(9.8) million, $(7.1) million, and $(1.5) million respectively. Net interest expense in fiscal 2018 increased due to changes in interest rates. Net interest expense in fiscal 2017 increased due to the new revolving credit facility the Company entered into in July 2016 to help fund the acquisition of ACD.

Other Non-Operating Expense, Net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company's share of gains and losses from equity method investees as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016

Foreign currency (losses) gains	$(227)	$(636)	$(1,080)
Rental income	1,177	947	950
Real estate taxes, depreciation and utilities	(1,803)	(1,818)	(1,762)
Gain (loss) on investment	397	-	-
Miscellaneous (expense) income	9	(59)	279
Other non-operating income (expense), net	$(447)	$(1,566)	$(1,613)

During the third quarter fiscal 2018, the Company recognized a $16.2 million impairment on the write-down of its investment in Astute Medical, Inc. (Astute) in anticipation of the amount of cash to be received upon completion of the sale of Astute to a third party. The Astute sale closed in the fourth quarter of fiscal 2018 at the anticipated amount. This loss was offset by a $16.1 million gain on the sale of a portion of the Company’s investment in ChemoCentryx, Inc. (CCXI) and a $0.5 million gain on the sale of investment property in the fourth quarter of fiscal 2018. These gains and losses are included in other income (expense) in the accompanying Consolidated Statements of Earnings and Comprehensive Income.

Income Taxes

Income taxes for fiscal 2018, 2017 and 2016 were at effective rates of (0.2)%, 32.0%, and 29.2%, respectively, of consolidated earnings before income taxes. The effective rate for June 30, 2018 decreased by 32.2% compared to the prior year. The decrease in the Company’s tax rate for fiscal 2018 was due to the impact of discrete items, primarily the net tax benefit of $33.0 million related to government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). This net tax benefit consisted of $36.5 million due to the re-measurement of the Company’s deferred tax accounts to reflect the U.S. federal corporate tax rate reduction impact to our net deferred tax balances offset by expense for the repatriation tax of $3.3 million. Also impacting the Company’s fiscal 2018 effective tax rate was a $2.2 million tax benefit related to stock option exercises offset by a net discrete tax expense of $4.2 million related to the revaluation of contingent consideration, which is not a tax deductible expense.

The effective rate for June 30, 2017 increased by 2.8% compared to the prior year. The increase was primarily due to unfavorable discrete events in fiscal 2017 related to the revaluation of contingent consideration, which is not a tax deductible expense. The Company recognized net expense related to discrete tax items of $3.8 million in fiscal 2017, including $4.5 million in expense related to the revaluation of contingent consideration which is not a tax deductible expense. There were no material discrete tax items in fiscal 2016.

U.S. federal taxes have been reduced by the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 and the U.S. federal credit for research and development. Foreign income taxes have been provided at rates which approximate the tax rates in the countries in which the Company has operations, exclusive of permanent items.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016

Net earnings	$126,150	$76,086	$104,476
Identified adjustments:
Costs recognized upon sale of acquired inventory	2,455	3,037	5,431
Amortization of intangibles	46,983	44,393	29,395
Acquisition related expenses	24,774	25,789	2,761
Restructuring costs	376	-	-
Stock-based compensation	28,240	14,631	9,430
Gain on investment	(397)	-	-
Tax impact of above adjustments	(21,625)	(20,483)	(14,551)
Tax impact of discrete tax items and other foreign adjustments	(34,360)	(3,920)	(2,638)
Non-GAAP adjusted net earnings	$172,596	$139,533	$134,304

Non-GAAP adjusted net earnings growth	24%	4%	3%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the periods ended June 30, 2018, 2017, and 2016.

	Year Ended June 30,
	2018	2017	2016

Reported GAAP tax rate	(0.2)%	32.0%	29.2%
Tax rate impact of:
Identified non-GAAP adjustments	(2.7)	(3.8)	0.4
Discrete tax items and other foreign adjustments	27.3	2.0	1.4
Non-GAAP adjusted tax rate	24.4%	30.2%	30.9%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the fiscal years ended June 30, 2018 is due primarily to recording the items attributable to the new tax legislation in the U.S. which resulted in a $33.0 million tax benefit. Offsetting this benefit is the impact of the revaluation of contingent consideration which is not tax deductible. For the fiscal year ended June 30, 2018, the Company recorded acquisition related expense of $20.1 million related to the change in fair value of contingent consideration.

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the fiscal years ended June 30, 2017 is primarily a result of the revaluation of contingent consideration, which is not tax deductible. For the fiscal years ended June 30, 2017, the Company recorded acquisition related expense of $18.4 million related to the change in fair value of contingent consideration.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2018 were $181.8 million compared to $157.7 million at June 30, 2017. Included in available-for-sale investments at June 30, 2018 and June 30, 2017 was the fair value of the Company's investment in CCXI of $54.3 million and $59.6 million, respectively.

At June 30, 2018, approximately 41% of the Company's cash and equivalent account balances of $122.0 million were located in the U.S., with the remainder located in primarily in Canada, China, the U.K. and other European countries.

At June 30, 2018, approximately 91% of the Company's available-for-sale investment account balances of $59.8 million were located in the U.S., with the remaining 9% in China.

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

During fiscal 2018, the Company acquired Trevigen, Atlanta Biologicals and Eurocell Diagnostics for approximately $10.6 million, $51.3 million and $7.3 million, respectively. The acquisitions were financed through a combination of cash on hand and our revolving line of credit facility.

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

During fiscal 2016, the Company acquired Cliniqa and Zephyrus for approximately $82.9 million and $8.0 million, respectively. These acquisitions were financed with a combination of cash on hand and our revolving line of credit facility. The Zephyrus acquisition consisted of a net cash payment of $8.0 million and certain future contingent payments of up to $7.0 million.

On July 2, 2018, the Company acquired QT Holdings Corporation (Quad) for approximately $20 million plus $51 million in potential contingent consideration. On August 1, 2018, the Company acquired Exosome Diagnostics, Inc. (Exosome) for approximately $250 million plus $325 million in potential contingent consideration.   In connection with the acquisition of Exosome Diagnostics on August 1, 2018, the Company entered into a new credit facility governed by a Credit Agreement entered into on August 1, 2018 that matures on August 1, 2023.. The Credit Agreement provides for a revolving credit facility of $600 million, which can be increased by an additional $200 million subject to certain conditions, and a term loan of $250 million. Borrowings under the Credit Agreement bear interest at a variable rate.

Future acquisition strategies may or may not require additional borrowings under the line-of-credit facility or other outside sources of funding.

Cash Flows From Operating Activities

The Company generated cash from operations of $170.4 million, $143.4 million, and $143.9 million in fiscal 2018, 2017 and 2016, respectively. The increase in cash generated from operating activities in fiscal 2018 as compared to fiscal 2017 was mainly the result of higher earnings and decreases in operating assets driven by strong collections of trade accounts receivable and increases in operating liabilities, net of acquisitions.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Net cash paid for acquisitions of Trevigen, Atlanta Biologicals and Eurocell Diagnostics was $67.9 million in fiscal 2018, a substantial decrease from the net cash paid of $253.8 million for the ACD and Space acquisitions in fiscal 2017. The Company paid net cash of $91.4 million for the Cliniqa and Zephyrus acquisitions during fiscal 2016.

In addition to the ACD and Space acquisitions in fiscal 2017, the Company also invested $40.0 million in Astute Medical, Inc. (Astute) during the second quarter of fiscal 2017. During the fourth quarter of fiscal 2018, Astute was sold to a third party. The Company received a cash payment of $22.5 million upon the closing of the acquisition.

The Company's net proceeds from the purchase, sale and maturity of available-for-sale investments in fiscal 2018, 2017, and 2016 were $27.8 million, $3.0 million, and $0.8 million, respectively. The increase in proceeds in fiscal 2018 as compared to fiscal 2017 was driven by the sale of a portion of the Company’s investment in CCXI. The Company's investment policy is to place excess cash in municipal and corporate bonds with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions in fiscal year 2018, 2017, and 2016 were $20.9 million, $15.2 million, and $16.9 million. Capital additions planned for fiscal 2019 are approximately $30.7 million and are expected to be financed through currently available cash and cash generated from operations.

Cash Flows From Financing Activities

In fiscal 2018, 2017, and 2016, the Company paid cash dividends of $48.0 million, $47.3 million, and $47.6 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $19.2 million, $5.3 million, and $5.4 million, for the exercise of options for 204,000, 63,000, and 69,000 shares of common stock in fiscal 2018, 2017 and 2016, respectively. The Company recognized excess tax benefits from stock option exercises of $0.5 million and $0.6 million in fiscal 2017 and 2016, respectively.

During fiscal 2018, the Company drew $55.0 million under its revolving line-of-credit facility to fund its acquisition of Atlanta Biologicals and made repayments on its line-of-credit of $59.5 million.

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

During fiscal 2018, the Company made $88.5 million ($50 million for ACD, $35 million for CyVek, and $3.5 million for Zephyrus) in cash payments towards the ACD, CyVek and Zephyrus contingent consideration liabilities. Of the $88.5 million in total payments, $61.9 million is classified as financing on the statement of cash flows. The remaining $26.6 million is recorded as operating on the statement of cash flows as it represents the consideration liability that exceeds the amount of the contingent consideration liability recognized at the acquisition date.

During fiscal 2017, the Company made $28.5 million ($3.5 million for Zephyrus and $25 million for ACD) in cash payments towards the Zephyrus and ACD contingent consideration liabilities after it determined that certain sales and revenue thresholds were met. Of the $28.5 million of total payments, $16.7 million is classified as financing. The financing component represents the portion of the total liability that was recognized at the acquisition date. The remaining $11.8 million is recorded as operating as it represents the consideration liability that exceed the amount of the contingent consideration liability recognized at the acquisition date. Additionally, the Company made payments of $3.6 million to settle outstanding consideration payables related to the PrimeGene acquisition.

In accordance with the terms of the purchase agreement, during the first quarter of fiscal 2018, the Company made the final $2.3 million payment for the Space acquisition. This payment is included within other financing activities.

In April 2009, the Board of Directors authorized a plan for the repurchase and retirement of $60.0 million of its common stock. In October 2012, the Board of Directors increased the amount authorized under the plan by $100.0 million. The plan does not have an expiration date. There were no stock repurchases in fiscal 2018, 2017, or 2016. As of June 30, 2018, approximately $125.0 million remained available for purchase under the above authorizations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commercial commitments as of June 30, 2018 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	After 5 Years
Long-term debt	$339,000	-	-	339,000	-
Lease obligations	$90,297	$10,654	$20,808	$20,935	$37,900
Total contractual obligations	$429,297	$10,654	$20,808	$359,935	$37,900

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

The fair value of acquired technology is estimated, using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the technology to estimate the royalty savings. The fair value of acquired technology may also be estimated using the cost of reproduction method under which the primary components of the technology are identified and the estimated cost to reproduce the technology is calculated based on historical data provided by the acquirees. The fair value of trade names is estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the trade name to estimate the royalty savings. We generally estimate the fair value of acquired customer relationships using the multi-period excess earnings method. This valuation model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as a brand name or fixed assets, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the customer list asset, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The fair value of acquired customer relationships may also be estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in these calculations include same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information.

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

The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value than a shorter-lived asset, net income in a given period may be higher. Additionally, assigning a lower value to amortizable intangibles would result in a higher amount assigned to goodwill. As goodwill is not amortized, this would benefit net income in a given period, although goodwill is subject to annual impairment analysis.

Impairment of Goodwill

Goodwill

Goodwill was $597.9 million as of June 30, 2018, which represented 37.5% of total assets. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year, or more frequently if events occur or circumstances change that could indicate a possible impairment.

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

2018 and 2017 Goodwill Impairment Analyses

In completing our 2018 and 2017 annual goodwill impairment analyses, we elected to perform a quantitative assessment for all of our reporting units. A quantitative assessment involves comparing the carrying value of the reporting unit, including goodwill, to its estimated fair value. Carrying value is based on the assets and liabilities associated with the operations of the reporting unit, which often requires the allocation of shared or corporate items among reporting units. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value of a reporting unit exceeds the fair value of the reporting unit. In determining the fair values of our reporting units, we utilized the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue and applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items.

Because our 2018 and 2017 quantitative analyses included all of our reporting units, the summation of our reporting units' fair values was compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations.

The quantitative assessment completed as of June 30, 2018 and 2017 indicated that all of the reporting units had a substantial amount of headroom. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units.

2016 Goodwill Impairment Analysis

The Company used a qualitative test for all reporting units during the fourth quarter for fiscal year 2016. The company elected to utilize a quantitative test for the Protein Platforms reporting unit for fiscal year 2016 using the previously described income approach given that this was a newer reporting unit created primarily through acquisitions. The qualitative analyses for our other reporting units completed during 2016 evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. In completing these assessments, we noted no changes in events or circumstances which indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. Based on the testing performed for the Protein Platforms reporting unit, fair value exceeded carrying value by a substantial amount and no adjustment to the carrying value of goodwill was necessary.

There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during fiscal 2018 and those not yet adopted can be found under caption “Note 1: Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements appear in Item 8 of this report.

SUBSEQUENT EVENTS

On July 2, 2018, the Company acquired QT Holdings Corporation (Quad) for approximately $20 million plus $51 million in potential contingent consideration. On August 1, 2018, the Company acquired Exosome Diagnostics, Inc. (Exosome) for approximately $250 million plus $325 million in potential contingent consideration.

In connection with the acquisition of Exosome Diagnostics, Inc. on August 1, 2018, the Company entered into a new credit facility that provides for a revolving credit facility of $600 million, which can be increased by an additional $200 million subject to certain conditions, and a term loan of $250 million.  The credit facility is governed by a Credit Agreement dated August 1, 2018 and matures on August 1, 2023

NON-GAAP FINANCIAL MEASURES

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

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, and acquisition related expenses. The Company excludes amortization of purchased intangible assets and purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses, from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity.

The Company’s non-GAAP adjusted operating margin and adjusted net earnings, in total and on a per share basis, also excludes stock based compensation expense, restructuring, impairments of equity method investments, gain and losses from investments, and certain adjustments to income tax expense. Stock based compensation is excluded from non-GAAP adjusted earnings because of the nature of this charge, specifically, the varying available valuation methodologies, subjective assumptions, and the variety of award types. Impairments of equity investments are excluded as we do not have significant influence over these investments and they are not part of our day to day operating decisions. Additionally, gains and losses from other investments that are either isolated or cannot be expected to occur again with any predictability are excluded.   Costs related to restructuring activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

The Company periodically reassesses the components of our non-GAAP adjustments for changes in how we evaluate our performance, changes in how we make financial and operational decisions, and considers the use of these measures by our competitors and peers to ensure the adjustments are still relevant and meaningful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 28% of the Company's consolidated net sales in fiscal 2018 were made in foreign currencies, including 15% in euro, 5% in British pound sterling, 3% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro, British pound sterling, Chinese yuan and Canadian dollar as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro, British pound sterling, Chinese yuan, Canadian dollar and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2018	2017	2016
Euro:
High	$1.24	$1.14	$1.13
Low	1.16	1.05	1.10
Average	1.20	1.09	1.12
British pound sterling:
High	$1.42	$1.32	$1.48
Low	1.29	1.22	1.33
Average	1.35	1.27	1.42
Chinese yuan:
High	$0.16	$0.15	$0.15
Low	0.15	0.14	0.15
Average	0.15	0.15	0.15
Canadian dollar:
High	$0.81	$0.77	$0.78
Low	0.76	0.73	0.71
Average	0.79	0.75	0.76

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2018 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of 2018 earnings into U.S. dollars	$3,750
Decrease in translation of net assets of foreign subsidiaries	40,782
Additional transaction losses	1,928

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries
(in thousands, except per share data)

	Year Ended June 30,
	2018	2017	2016

Net sales	$642,993	$563,003	$499,023
Cost of sales	210,850	188,462	162,364
Gross margin	432,143	374,541	336,659

Operating expenses:
Selling, general and administrative	240,636	200,443	140,879
Research and development	55,329	53,514	45,187
Total operating expenses	295,965	253,957	186,066
Operating income	136,178	120,584	150,593

Other income (expense):
Interest expense	(10,188)	(7,361)	(1,748)
Interest income	409	304	249
Other non-operating income (expense), net	(447)	(1,566)	(1,613)
Total other income (expense)	(10,226)	(8,623)	(3,112)
Earnings before income taxes	125,952	111,961	147,481
Income taxes	(198)	35,875	43,005
Net earnings	126,150	76,086	104,476
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,572)	(3,061)	(19,888)
Unrealized gains (losses) on available-for-sale investments, net of tax of $398, $(6,501), and $3,794, respectively	5,693	24,531	(19,924)
Other comprehensive income (loss)	4,121	21,470	(39,812)
Comprehensive income	$130,271	$97,556	$64,664

Earnings per share:
Basic	$3.36	$2.04	$2.81
Diluted	$3.31	$2.03	$2.80
Cash dividends per common share:	$1.28	$1.28	$1.28
Weighted average common shares outstanding:
Basic	37,476	37,313	37,194
Diluted	38,055	37,500	37,326

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries
(in thousands, except share and per share data)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$121,990	$91,612
Short-term available-for-sale investments	59,764	66,102
Accounts receivable, less allowance for doubtful accounts of $839 and $696, respectively	120,296	116,830
Inventories	85,648	60,151
Other current assets	10,668	13,330
Total current assets	398,366	348,025

Property and equipment, net	145,348	135,124
Goodwill	597,890	579,026
Intangible assets, net	446,332	452,042
Other assets	5,266	44,002
Total assets	$1,593,202	$1,558,219
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$18,452	$16,856
Salaries, wages and related accruals	23,710	26,602
Accrued expenses	21,403	18,518
Deferred revenue, current	7,067	5,968
Income taxes payable	8,878	2,478
Contingent consideration payable	-	65,100
Total current liabilities	79,510	135,522

Deferred income taxes	86,293	120,596
Long-term debt obligations	339,000	343,771
Contingent consideration payable	-	3,300
Other long-term liabilities	9,338	5,403

Shareholders' equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 a share; authorized 100,000,000 shares; issued and outstanding 37,607,500 and 37,356,041 shares, respectively	376	374
Additional paid-in capital	246,568	199,161
Retained earnings	876,931	799,027
Accumulated other comprehensive loss	(44,814)	(48,935)
Total shareholders' equity	1,079,061	949,627
Total liabilities and shareholders’ equity	$1,593,202	$1,558,219

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Bio-Techne Corporation and Subsidiaries
(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total

Balances at June 30, 2015	37,153	$371	$163,306	$713,851	$(30,593)	$846,935
Net earnings				104,476		104,476
Other comprehensive loss					(39,812)	(39,812)
Surrender and retirement of stock to exercise options	-	-	(31)			(31)
Common stock issued for exercise of options	69	1	4,796			4,797
Common stock issued for restricted stock awards	23	-	-	(167)		(167)
Cash dividends				(47,607)		(47,607)
Stock-based compensation expense			9,287			9,287
Tax benefit from exercise of stock options			566			566
Common stock issued to employee stock purchase plan	9	-	692			692
Employee stock purchase plan expense			144			144
Balances at June 30, 2016	37,254	$372	$178,760	$770,553	$(70,405)	$879,280
Net earnings				76,086		76,086
Other comprehensive income					21,470	21,470
Surrender and retirement of stock to exercise options	(3)	-	(275)			(275)
Common stock issued for exercise of options	63	2	4,509			4,511
Common stock issued for restricted stock awards	31	-	-	(287)		(287)
Cash dividends				(47,325)		(47,325)
Stock-based compensation expense			14,418			14,418
Tax benefit from exercise of stock options			514			514
Common stock issued to employee stock purchase plan	11	-	1,022			1,022
Employee stock purchase plan expense			213			213
Balances at June 30, 2017	37,356	$374	$199,161	$799,027	$(48,935)	$949,627
Net earnings				126,150		126,150
Other comprehensive income					4,121	4,121
Common stock issued for exercise of options	204	2	17,661			17,663
Common stock issued for restricted stock awards	34	-	-	(273)		(273)
Cash dividends				(47,973)		(47,973)
Stock-based compensation expense			27,959			27,959
Common stock issued to employee stock purchase plan	14	-	1,506			1,506
Employee stock purchase plan expense			281			281
Balances at June 30, 2018	37,608	$376	$246,568	$876,931	$(44,814)	$1,079,061

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries
(in thousands)

	Year Ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$126,150	$76,086	$104,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64,463	60,036	42,764
Costs recognized on sale of acquired inventory	2,455	3,037	5,431
Deferred income taxes	(46,716)	(3,433)	(2,624)
Stock-based compensation expense	28,240	14,631	9,430
Fair value adjustment to contingent consideration payable	20,100	18,400	-
Contingent consideration	(26,600)	(11,800)	-
Gain on investment, net	(397)	-	-
Other operating activity	776	2,215	(279)
Change in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(2,700)	(19,686)	(22,981)
Inventories	(13,327)	(732)	(6,626)
Prepaid expenses	2,782	(2,088)	(381)
Trade accounts payable and accrued expenses	5,026	5,695	8,924
Salaries, wages and related accruals	(89)	661	5,725
Income taxes payable	10,204	699	298
Net cash provided by operating activities	170,367	143,721	144,157

Cash flows from investing activities:
Proceeds from sale and maturities of available-for-sale investments	36,390	6,079	776
Purchase of available-for-sale investments	(8,571)	(3,069)	-
Additions to property and equipment	(20,934)	(15,179)	(16,898)
Acquisitions, net of cash acquired	(67,851)	(253,785)	(91,423)
Investment in unconsolidated entity	21,574	(40,000)	-
Other investing activities	680	-	(25)
Net cash used in investing activities	(38,712)	(305,954)	(107,570)

Cash flows from financing activities:
Cash dividends	(47,973)	(47,325)	(47,607)
Proceeds from stock option exercises	19,170	5,257	5,458
Excess tax benefit from stock option exercises	-	514	566
Borrowings under line-of-credit agreement	55,000	368,500	77,000
Payments on line-of-credit	(59,500)	(116,500)	(58,500)
Contingent consideration	(61,900)	(20,316)	-
Other financing activities	(3,985)	(1,017)	(287)
Net cash provided by (used in) financing activities	(99,188)	189,113	(23,370)

Effect of exchange rate changes on cash and cash equivalents	(2,089)	495	(3,512)
Net change in cash and cash equivalents	30,378	27,375	9,705
Cash and cash equivalents at beginning of year	91,612	64,237	54,532
Cash and cash equivalents at end of year	$121,990	$91,612	$64,237

 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2018, 2017 and 2016

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

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of accounts receivable, available-for-sale investments, inventory, intangible assets, contingent consideration, stock-based compensation and income taxes. Actual results could differ from these estimates.

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

For contracts with multiple element arrangements, the Company allocates the contract’s transaction price to each element on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the list price of each distinct product or service as this represents the best estimate of selling price. Allocation of the transaction price is determined at the contracts’ inception.

Royalty revenues are based on net sales of the Company’s licensed products by a third party. We recognize royalty revenues in the period the sales occur based on third party evidence received.

Deferred revenues include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on service contracts.

Research and development: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

Advertising costs: Advertising expenses were $3.8 million $4.5 million, and $5.2 million for fiscal 2018, 2017, and 2016 respectively. The Company expenses advertising expenses as incurred.

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

Available-for-sale investments: Available-for-sale investments consist of debt instruments with original maturities of generally three months to six months and equity securities. Available-for-sale investments are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair value.  Unrealized gains and losses on available-for-sale securities are excluded from income, but are included, net of taxes, in other comprehensive income. If an "other-than-temporary" impairment is determined to exist, the difference between the value of the investment security recorded in the financial statements and the Company's current estimate of the fair value is recognized as a charge to earnings in the period in which the impairment is determined.

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company regularly reviews inventory on hand for slow-moving and obsolete inventory, inventory not meeting quality control standards and inventory subject to expiration. To meet strict customer quality standards, the Company has established a highly controlled manufacturing process for proteins, antibodies and its chemically-based products. These products require the initial manufacture of multiple batches to determine if quality standards can be consistently met. In addition, the Company will produce larger batches of established products than current sales requirements due to economies of scale. The manufacturing process for these products, therefore, has and will continue to produce quantities in excess of forecasted usage. The Company values its manufactured protein and antibody inventory based on a two-year forecast and its chemically-based products on a five-year forecast. Inventory quantities in excess of the forecast are not valued due to uncertainty over salability.

The company records a lower of cost or net realizable value adjustment to cost of sales for those quantities that are in excess of the manufactured protein and antibody two-year forecast and the chemically-based products five year forecast. For the years ended June 30, 2018, 2017, and 2016 the amount recognized in net sales of inventory sold that was not valued is not material.

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

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. No triggering events were identified and no impairments were recorded for property, plant, and equipment or amortizable intangibles were recorded during fiscal year 2018.

Impairment of goodwill: We evaluate the carrying value of goodwill during the fourth quarter each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions that are indicative of a decline in the fair value of the assets.

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

2018 and 2017 Goodwill Impairment Analyses

In completing our 2018 and 2017 annual goodwill impairment analyses, we elected to perform a quantitative assessment for all of our reporting units. A quantitative assessment involves comparing the carrying value of the reporting unit, including goodwill, to its estimated fair value. Carrying value is based on the assets and liabilities associated with the operations of the reporting unit, which often requires the allocation of shared or corporate items among reporting units. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value of a reporting unit exceeds the fair value of the reporting unit. In determining the fair values of our reporting units, we utilized the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue and applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items.

Because our 2018 and 2017 quantitative analyses included all of our reporting units, the summation of our reporting units' fair values was compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations.

The quantitative assessment completed as of June 30, 2018 and 2017 indicated that all of the reporting units had a substantial amount of headroom. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units.

2016 Goodwill Impairment Analysis

The Company used a qualitative test for all reporting units during the fourth quarter for fiscal year 2016. The company elected to utilize a quantitative test for the Protein Platforms reporting unit for fiscal year 2016 using the previously described income approach given that this is a newer reporting unit created primarily through acquisitions. The qualitative analyses for our other reporting units completed during 2016 evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. In completing these assessments, we noted no changes in events or circumstances which indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. Based on the testing performed for the Protein Platforms reporting unit, fair value exceeded carrying value by a substantial amount and no adjustment to the carrying value of goodwill was necessary.

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

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118. The standard added to the FASB Codification the guidance provided by the SEC in December 2017 regarding the accounting for the Tax Cuts and Jobs Act ("Tax Act"). We complied with SAB No. 118 when preparing our annual consolidated financial statements for the year ended June 30, 2018. Reasonable estimates were used in determining several of the components of the impact of the Tax Act, including our fiscal 2018 deferred income tax activity and the amount of post-1986 foreign deferred earnings subject to the repatriation transition tax. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and the amount of the repatriation toll charge liability, and ultimately cause us to revise our initial estimates in future periods. In addition, changes in interpretations, assumptions and guidance regarding the Tax Act, as well as the potential for technical corrections, could have a material impact on our effective tax rate in future periods.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require modification accounting, which may result in a different fair value for the award. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2017, which for us is July 1, 2018. The guidance is required to be applied prospectively to awards modified on or after the effective date. We elected to early adopt this guidance on April 1, 2018 in advance of a modification that occurred during the fourth quarter. Adoption of this standard did not have significant impact on our results of operations or financial position.

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

A majority of the Company’s revenue arrangements are routine sales transactions, which generally consist of a single performance obligation to transfer promised goods or service. Therefore, the application of the new guidance including the cumulative effect of the change in the first quarter of fiscal year 2019 will not have a material impact to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is July 1, 2019. Early adoption is permitted.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends narrow aspects of the guidance in ASU No. 2016-02. We have established an implementation team to evaluate and identify the impact of the standard on our financial position, results of operations and cash flows. We are currently assessing our leasing arrangements and evaluating the impact of practical expedients. We are not able to quantify the impact of the standard at this time.

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

Note 2. Acquisitions:

We periodically complete business combinations that align with our business strategy. Acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date and that the results of operations of each acquired business be included in our consolidated statements of comprehensive income from their respective dates of acquisitions. Acquisition costs are recorded in selling, general and administrative expenses as incurred.

2018 Acquisitions

Trevigen

On September 5, 2017 the Company acquired the stock of Trevigen Inc. for approximately $10.6 million, net of cash received. The Company has had a long-standing business relationship with Trevigen as a distributor of its product line. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Biotechnology reportable segment in the first quarter of fiscal 2018. Purchase accounting was finalized during the fourth quarter. The preliminary and final fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Final Opening Balance Sheet Allocation
Current assets, net of cash	$1,662		$1,662
Equipment and other long-term assets	154	(101)	53
Intangible assets:
Developed technology	3,800	1,300	5,100
Trade name	1,400	(1,240)	160
Customer relationships	1,900	(1,640)	260
Goodwill	4,595	1,396	5,991
Total assets acquired	13,511	(285)	13,226
Liabilities	92	295	387
Deferred income taxes, net	2,785	(590)	2,195
Net assets acquired	$10,634	$10	$10,644

Cash paid, net of cash acquired	$10,634	$10	$10,644

As summarized in the table, there were adjustments totaling $1.4 million to goodwill during the measurement period. These adjustments primarily relate to refinements made to acquired intangible asset cash flow models, and updates to opening balance sheet deferred tax assets and liabilities upon completion of the December 31, 2017 income tax return.

Tangible assets acquired, net of liabilities assumed, were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization periods for intangible assets acquired in fiscal 2018 are 13 years for developed technology, 11 years for customer relationships, and 1.5 years for trade names. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

Atlanta Biologicals

On January 2, 2018 the Company acquired the stock of Atlanta Biologicals, Inc. and its affiliated company, Scientific Ventures, Inc., for approximately $51.3 million, net of cash acquired. The transaction was financed through available cash on hand and an additional draw from the Company’s line-of-credit. Atlanta Biologicals fetal bovine serum (FBS) product line strengthens and complements our current tissue culture reagents offering and furthers our efforts to provide more complete solutions to our research customers. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Biotechnology reportable segment in the third quarter of fiscal 2018. Purchase accounting was finalized during the fourth quarter. The preliminary and final fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Final Opening Balance Sheet Allocation
Current assets, net of cash	$18,678	$(2,956)	$15,722
Equipment and other long-term assets	4,348	553	4,901
Intangible assets:
Developed technology	9,000	14,700	23,000
Trade name	1,000	1,300	2,300
Customer relationships	1,500	1,400	3,600
Goodwill	21,695	(11,500)	10,195
Total assets acquired	56,221	3,497	59,718
Liabilities	90	-	90
Deferred income taxes, net	4,845	3,509	8,354
Net assets acquired	$51,286	$(12)	$51,274

Cash paid, net of cash acquired	$51,286	$(12)	$51,274

As summarized in the table, there were adjustments totaling $11.5 million to goodwill during the measurement period. These adjustments primarily relate to refinements made to acquired intangible asset cash flow models, and the calculation of the fair value of acquired inventory.

Tangible assets acquired, net of liabilities assumed, were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using a relief-from-royalty and a multi-period excess earnings method to calculate the fair value of assets purchased. The developed technology is being amortized with the expense reflected in cost of goods sold in the Consolidated Statement of Earnings and Comprehensive Income. Amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization periods for intangible assets acquired in fiscal 2018 are 13 years for developed technology, 12 years for customer relationships, and 15 years for trade names. The deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized upon the sale of acquired inventory that was written up to fair value and intangible asset amortization, both of which are not deductible for income tax purposes.

Eurocell Diagnostics

On February 1, 2018, the Company acquired Eurocell Diagnostics SAS a company based in Rennes, France for approximately $7.3 million, net of cash acquired. $6.0 million was paid on the acquisition date and the remaining $1.3 million will be paid on February 1, 2019. The Company has had a long-standing business relationship with Eurocell as a distributor of its product line. Eurocell sells directly to the laboratory markets in the French region as well as servicing the EMEA markets via a network of distributors. The transaction was financed through cash on hand.  The primary asset in this acquisition is the customer relationships, however, the acquisition resulted in some goodwill as we expect strategic benefits of revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Company’s Diagnostics reportable segment in the third quarter of fiscal 2018. Purchase accounting was finalized during the fourth quarter.  The preliminary and final fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Final Opening Balance Sheet Allocation
Current assets, net of cash	$512	$-	$512
Equipment and other long-term assets	188	-	188
Intangible assets:
Customer relationships	6,272	-	6,272
Goodwill	113	2,797	2,910
Total assets acquired	7,085	2,797	9,882
Liabilities	483	-	483
Deferred income taxes, net	2,070	-	2,070
Net assets acquired	$4,532	$2,797	$7,329

Cash paid, net of cash acquired	$3,136	$2,797	$5,933
Consideration payable	$1,396	$-	$1,396

As summarized in the table, there were adjustments totaling $2.8 million to goodwill during the measurement period. These adjustments primarily relate to the finalization of our opening balance sheet audit procedures and identification of acquired assets.

Tangible assets acquired, net of liabilities assumed, were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to customer relationships was based on management's forecasted cash inflows and outflows using a multi-period excess earnings method to calculate the fair value of assets purchased. Amortization expense related customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships acquired in fiscal 2018 is 7 years. The deferred income tax liability represents the net amount of the estimated future impact of intangible asset amortization, which is not deductible for income tax purposes.

2017 Acquisitions

Advanced Cell Diagnostics (ACD)

On August 1, 2016, the Company acquired ACD for approximately $258.0 million, net of cash acquired, plus contingent consideration of up to $75.0 million as follows:

●	$25.0 million if calendar year 2016 revenues equal or exceed $30.0 million.
●	an additional $50.0 million if calendar year 2017 revenues equal or exceed $45.0 million.

The Company paid approximately $247.0 million, net of cash acquired and the working capital adjustments, as of the acquisition date. The remaining $11.0 million was paid to current employees who held ACD unvested stock as of the acquisition date. In order to receive payment for unvested shares, the individuals had to remain employees of ACD over an 18-month vesting period which extended from the acquisition date through March 31, 2018. Any amounts that would have been owed to individuals who left the company during the vesting period was pooled together and distributed amongst the other former ACD shareholders at the end of the vesting period. Management determined that $3.6 million of the $11.0 million represented purchase price consideration paid for pre-acquisition services. However, the remaining $7.4 million represented compensation expense as the amount the individual employees received was tied to future service. This liability recorded on the Consolidated Balance Sheets under the caption “Salaries, wages and related accruals” for the fiscal year ended June 30, 2017.

During the third quarter of fiscal 2017, management determined that the calendar year 2016 revenue milestone was met. During the third quarter of fiscal 2018, management determined that the calendar year 2017 revenue milestone was met. Refer to Note 4 for discussion of this item as well as discussion of the changes to the fair value estimate for the calendar year revenue milestones as of June 30, 2018 and 2017.

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

Space Import-Export, Srl

On July 1, 2016, the Company acquired Space Import-Export, Srl (Space) of Milan, Italy for approximately $9.0 million. $6.7 million was paid on the acquisition date and the remaining $2.3 million was paid during the first quarter of fiscal year 2018. Space was a long-time distribution partner of the Company in the Italian market. The acquisition resulted in goodwill as we expect strategic benefits of revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Company’s Biotechnology reportable segment in the first quarter of 2017.

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

The acquisition included contingent payments up to $7.0 million.  $3.5 million paid if and when 10 instruments are sold prior to the 3-year anniversary of the closing date ( March 14, 2019) and an additional $3.5 million if and when $3.0 million in cumulative sales are generated within 4.5 years of the closing date ( September 14, 2020). The Company made a $3.5 million payment in the third quarter of fiscal 2017 after Zephyrus sold its tenth instrument and a $3.5 million payment in the fourth quarter of fiscal 2018 after Zephyrus met the $3.0 million revenue milestone. Refer to Note 4 for discussion of these payments as well as discussion of the changes to the fair value estimate for these milestones as of June 30, 2018 and 2017.

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

The aggregate purchase price of the acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the fiscal year 2017 and 2016 acquisitions (in thousands):

	ACD	Space	Zephyrus	Cliniqa

Current assets, net of cash	$15,824	$2,128	56	11,926
Equipment	2,757	159	32	1,436
Other long-term assets	3,812	-	-	58
Intangible Assets:
Developed technology	150,000	-	8,300	18,000
Trade name	21,900	-	-	1,100
Customer relationships	6,300	6,769	-	27,000
Goodwill	143,967	3,517	8,686	42,669
Total assets acquired	344,560	12,573	17,074	102,189

Liabilities	4,179	1,445	53	1,508
Deferred income taxes, net	52,743	2,125	2,521	17,793
Net assets acquired	$287,638	$9,003	$14,500	$82,888

Cash paid, net of cash acquired	$247,038	$6,747	8,000	82,888
Consideration payable	3,600	2,256	-	-
Contingent consideration payable	37,000	-	6,500	-
Net assets acquired	$287,638	$9,003	$14,500	$82,888

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

Note 3. Supplemental Balance Sheet and Cash Flow Information:

Available-For-Sale Investments:

The fair value of the Company's available-for-sale investments as of June 30, 2018 and June 30, 2017 were $59.8 million and $66.1 million, respectively. The decrease was caused by the sale of $26.9 million of the Company’s investment in ChemoCentryx, Inc. (CCXI) in the fourth quarter of fiscal 2018 and the maturity of $2.1 million in corporate bond securities held by Advanced Cell Diagnostics (ACD). This decrease was partially offset by year-over-year increases in the stock price of CCXI, from $9.36 per share at June 30, 2017 to $13.17 per share at June 30, 2018 resulting in a $15.7 million increase in the fair value of the Company's investment in CCXI. The amortized cost basis of the Company's investment in CCXI as of June 30, 2018 and 2017 was $18.8 million and $29.5 million, respectively.

The unrealized gain (loss) on available-for-sale investments for fiscal 2018 includes a $35.4 million unrealized gain related to our investment in CCXI. As of June 30, 2018, the stock price of CCXI was $13.17 per share compared to our cost basis of $4.73 per share.

Inventories:

Inventories consist of (in thousands):

	June 30,
	2018	2017

Raw materials	$30,956	$22,074
Finished goods	54,692	38,077
Inventories, net	$85,648	$60,151

Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2018	2017
Cost:
Land	$7,065	$6,270
Buildings and improvements	170,110	158,495
Machinery, equipment and other	107,625	98,596
Property and equipment	284,800	263,361
Accumulated depreciation and amortization	(139,452)	(128,237)
Property and equipment, net	$145,348	$135,124

Intangibles assets were comprised of the following (in thousands):

				June 30,
	Useful Life (years)			2018	2017

Developed technology	9	-	15	$305,303	$276,959
Trade names	2	-	20	89,608	87,092
Customer relationships	7	-	16	212,228	204,243
Non-compete agreements	3	-	5	-	3,264
Patents		10		1,401	633
Intangible assets				608,540	572,191
Accumulated amortization				(162,208)	(120,149)
Intangibles assets, net				$446,332	$452,042

Changes to the carrying amount of net intangible assets consist of (in thousands):

	June 30,
	2018	2017

Beginning balance	$452,042	$310,524
Acquisitions	40,673	185,869
Other additions	908	976
Amortization expense	(47,076)	(44,393)
Currency translation	(215)	(934)
Ending balance	$446,332	$452,042

Amortization expense related to technologies included in cost of sales was $25.3 million $23.1 million, and $11.1 million in fiscal 2018, 2017, and 2016, respectively. Amortization expense related to trade names, customer relationships, non-compete agreements, and patents included in selling, general and administrative expense was $21.6 million, $21.3 million, and $18.3 million, in fiscal 2018, 2017, and 2016 respectively.

The estimated future amortization expense for intangible assets as of June 30, 2018 is as follows (in thousands):

2019	$47,841
2020	47,137
2021	46,772
2022	45,060
2023	43,176
Thereafter	216,346
Total	$446,332

Changes in goodwill by reportable segment and in total consist of (in thousands):

	Biotechnology	Protein Platforms	Diagnostics	Total
June 30, 2016	$108,723	$218,889	$103,270	$430,882
Acquisitions (Note 2)	147,484	-	-	147,484
Prior year acquisitions	-	1,809	-	1,809
Currency translation	(1,277)	128	-	(1,149)
June 30, 2017	$254,930	$220,826	$103,270	$579,026
Acquisitions (Note 2)	16,186	-	2,910	19,096
Currency translation	759	(815)	(176)	(232)
June 30, 2018	$271,875	$220,011	$106,004	$597,890

Other Assets:

Other assets consist of (in thousands):

	June 30,
	2018	2017

Investments	$2,606	$40,385
Other	2,660	3,617
Other long-term assets	$5,266	$44,002

As of June 30, 2018, the Company had $5.3 million of other assets compared to $44.0 million as of June 30, 2017. The decrease was due to the impairment and sale of its investment in Astute Medical, Inc. (Astute) during fiscal 2018.  The Company held a 16.4% ownership interest in Astute and accounted for the investment under the cost method. During the third quarter of fiscal 2018, the Company learned that Astute intended to accept an offer to sell the company to a third party. As a result of this triggering event, the Company completed an impairment assessment and determined that a portion of its investment in Astute was other-than-temporarily impaired and adjusted the carrying value of its investment by $16.2 million to other income (expense) in the accompanying Consolidated Statements of Earnings and Comprehensive Income. During the fourth quarter of fiscal 2018, the Company decreased its investment in Astute by another $22.5 million after receiving cash payment upon the closing of the acquisition. As of June 30, 2018, the Company has a $1.3 million remaining investment in Astute for the additional cash payment it expects to receive upon liquidation of the escrow account.

Supplemental Cash Flow Information:

Supplemental cash flow information was as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Income taxes paid	$35,076	$42,900	$44,900
Interest paid	9,844	7,452	1,661
Non-cash activities:
Acquisition-related liabilities (1)	1,396	32,856	42,259

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2018	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$54,286	$54,286	$-	$-
Certificates of deposit (1)	5,478	5,478	-	-
Total Assets	$59,764	$59,764	$-	$-

Liabilities
Contingent Consideration	$-	$-	$-	$-

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2017	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$59,616	$59,616	$-	$-
Certificates of deposit (1)	4,429	4,429	-	-
Corporate bond securities (1)	2,057	-	2,057	-
Total Assets	$66,102	$64,045	$2,057	$-

Liabilities
Contingent Consideration	$68,400	$-	$-	$68,400

(1)	Included in available-for-sale investments on the balance sheet

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. All of our Level 2 assets outstanding as of June 30, 2017 had maturity dates of less than one year and were sold during fiscal 2018.

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

In connection with the Advanced Cell Diagnostics (ACD) acquisition discussed in Note 2, as well as with the Zephyrus and CyVek acquisitions which occurred in prior years, we were required to make contingent payments, subject to the entities achieving certain sales and revenue thresholds. The contingent consideration payments were up to $35.0 million, $7.0 million and $75.0 million related to the CyVek, Zephyrus, and ACD acquisitions, respectively. The fair value of the liabilities for the contingent payments recognized upon each acquisition as part of the purchase accounting opening balance sheet totaled $78.5 million ($35.0 million for CyVek, $6.5 million for Zephyrus, and $37.0 million for ACD) and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations include units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

In fiscal 2018, the Company made $88.5 million in cash payments towards the ACD, CyVek and Zephyrus contingent consideration liabilities after it determined certain sales and revenue thresholds were met. Of the $88.5 million in total payments, $61.9 million is classified as financing on the statement of cash flows. The remaining $26.6 million is recorded as operating on the statement of cash flows as it represents the consideration liability that exceeds the amount of the contingent consideration liability recognized at the acquisition date. The Company has no remaining contingent consideration liabilities as of June 30, 2018.

In fiscal 2017, the Company made $28.5 million ($3.5 million for Zephyrus and $25.0 million for ACD) in cash payments towards the ACD and Zephyrus contingent consideration liabilities after it determined that certain sales and revenue thresholds were met. Of the $28.5 million in total payments, $16.7 million is classified as financing on the statement of cash flows. The financing component represents the portion of the total liability that was recognized at the acquisition date. The remaining $11.8 million is recorded within operating cash flows as it represents the consideration liability that exceed the amount of the contingent consideration liability recognized at the acquisition date.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	June 30,
	2018	2017

Fair value at the beginning of period	$68,400	$38,500
Purchase price contingent consideration (Note 2)	-	40,000
Payments	(88,500)	(28,500)
Change in fair value of contingent consideration	20,100	18,400
Contingent consideration payable	$-	$68,400

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

Note 5. Debt and Other Financing Arrangements:

The Company entered into revolving line-of-credit facility governed by a Credit Agreement (the Credit Agreement) on July 28, 2016. The Credit Agreement provides for a revolving credit facility of $400 million, which can be increased by an additional $200 million subject to certain conditions. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement for base rate loans bear interest at a variable rate equal to the greater of (i) the prime commercial rate, (ii) the per annum federal funds rate plus 0.5%, or (iii) LIBOR + 1.00% - 1.75% depending on the existing total leverage ratio of Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the Credit Agreement). The annualized fee for any unused portion of the credit facility is currently 25 basis points.

The Credit Agreement would have matured on July 28, 2021 and contains customary restrictive and financial covenants and customary events of default. As of June 30, 2018, the outstanding balance under the Credit Agreement was $339.0 million.

In connection with the acquisition of Exosome Diagnostics, Inc. on August 1, 2018, the Company entered into a new credit facility that provides for a revolving credit facility of $600 million, which can be increased by an additional $200 million subject to certain conditions, and a term loan of $250 million.  The credit facility is governed by a Credit Agreement dated August 1, 2018 and matures on August 1, 2023. This facility replaced the revolving line-of-credit facility mentioned above and bears interest at a variable rate.

Note 6. Commitments and Contingencies:

The Company leases office and warehouse space, vehicles and various office equipment under operating leases. At June 30, 2018, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

2019	$10,654
2020	10,527
2021	10,281
2022	10,524
2023	10,411
Thereafter	37,900
Total	$90,297

Total rent expense was approximately $10.8 million, $9.8 million, and $8.1 million for the years ended June 30, 2018, 2017, and 2016, respectively.

The Company is routinely subject to claims and involved in legal actions which are incidental to the business of the Company. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.

Note 7. Accumulated Other Comprehensive Income:

Changes in accumulated other comprehensive income (loss), net of tax, at June 30 consists of (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Balance June 30, 2015	$14,382	(44,975)	$(30,593)
Other comprehensive income (loss) before reclassifications	(19,924)	(19,888)	(39,812)
Balance June 30, 2016	$(5,542)	(64,863)	$(70,405)
Other comprehensive income (loss) before reclassifications	24,531	(3,061)	21,470
Balance June 30, 2017	$18,989	(67,924)	$(48,935)
Other comprehensive income (loss) before reclassifications	18,108	(1,572)	16,536
Amounts reclassified from accumulated other comprehensive loss to income	(12,415)	-	(12,415)
Balance June 30, 2018	$24,682	(69,496)	$(44,814)

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2018	2017	2016
Earnings per share – basic:
Net income	$126,150	$76,086	$104,476
Income allocated to participating securities	(108)	(65)	(52)
Income available to common shareholders	$126,042	$76,021	$104,424
Weighted-average shares outstanding – basic	37,476	37,313	37,194
Earnings per share – basic	$3.36	$2.04	$2.81

Earnings per share – diluted:
Net income	$126,150	$76,086	$104,476
Income allocated to participating securities	(108)	(65)	(52)
Income available to common shareholders	$126,042	$76,021	$104,424
Weighted-average shares outstanding – basic	37,476	37,313	37,194
Dilutive effect of stock options and restricted stock units	579	187	132
Weighted-average common shares outstanding – diluted	38,055	37,500	37,326
Earnings per share – diluted	$3.31	$2.03	$2.80

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

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 0.9 million, 2.0 million, and 1.2 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

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

Equity incentive plan: The Company's Second Amended and Restated 2010 Equity Incentive Plan (the Second A&R 2010 Plan) provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There are 6.6 million shares of common stock authorized for grant under the Second A&R 2010 Plan. At June 30, 2018, there were 2.4 million shares of common stock available for grant under the Second A&R 2010 Plan. The maximum term of incentive options granted under the Second A&R 2010 Plan is ten years. The Second A&R 2010 Plan amended and restated the Company's Amended and Restate 2010 Equity Incentive Plan (the A&R 2010 Plan). The A&R 2010 Plan replaced the Company's 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Second A&R 2010 Plan and the 1998 Plan (collectively, the Plans) are administered by the Board of Directors and its Executive Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards as of June 30, 2018 under the Second A&R 2010 Plan and the 1998 Plan were 3.4 million and 35,000, respectively.  On April 26, 2018 the Compensation Committee of the Board of Directors approved a modification to the Equity Incentive Plan.   The modification implements a new retirement policy that permits retirees to continue vesting in certain time-based stock options granted during employment, resulting in accelerated stock compensation expense for those employees meeting the definition of retirement eligible.  This modification resulted in an additional $8.3 million of expense during fiscal year 2018 and affected all employees who participate in the plan.

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2018			2017			2016

Dividend yield		1.1%			1.2%			1.2%
Expected volatility	20%	-	21%	21%	-	24%	20%	-	23%
Risk-free interest rates	1.7%	-	2.8%	1.0%	-	1.9%	1.2%	-	1.9%
Expected lives (years)		4.7			4.7			4.8

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

Stock option activity under the Plans for the three years ended June 30, 2018, consists of the following (shares in thousands):

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Weighted Average Contractual Life (years)

Outstanding at June 30, 2015	1,137	$81.57
Granted	805	105.16
Forfeited	(54)	99.68
Exercised	(69)	69.82
Outstanding at June 30, 2016	1,819	$91.91
Granted	1,135	107.42
Forfeited	(70)	99.11
Exercised	(63)	71.81
Outstanding at June 30, 2017	2,821	$98.42
Granted	1,087	120.67
Forfeited	(252)	86.62
Exercised	(204)	111.51
Outstanding at June 30, 2018	3,452	$105.17	$144.7	4.8

Exercisable at June 30, 2016:	596	75.74
Exercisable at June 30, 2017:	843	82.93
Exercisable at June 30, 2018:	1,151	90.75	$65.8	3.8

The weighted average fair value of options granted during fiscal 2018, 2017 and 2016 was $22.07, $18.21, and $18.50 respectively. The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 were $10.6 million, $2.3 million, and $2.4 million respectively. The total fair value of options vested during fiscal 2018, 2017 and 2016 were $8.8 million, $5.0 million, and $2.0 million respectively.

Restricted common stock activity under the Plans for the three years ended June 30, 2018, consists of the following (units in thousands):

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at June 30, 2015	19	$83.94
Granted	20	99.53
Vested	(16)	83.58
Forfeited	-	-
Unvested at June 30, 2016	23	$98.03
Granted	24	104.94
Vested	(15)	92.62
Forfeited	-	-
Unvested at June 30, 2017	32	$105.80
Granted	20	125.05
Vested	(17)	104.66
Forfeited	-	-
Unvested at June 30, 2018	35	$117.39	6.2

The total fair value of restricted shares that vested was $1.7 million for fiscal 2018, $1.4 million for fiscal 2017 and $1.4 million for fiscal 2016.

Restricted stock unit activity under the Plans for the three years ended June 30, 2018, consists of the following (units in thousands):

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2015	29	$93.51
Granted	35	105.01
Vested	(5)	92.15
Forfeited	-	-
Outstanding at June 30, 2016	59	$100.40
Granted	65	109.36
Vested	(9)	92.94
Forfeited	(4)	98.04
Outstanding at June 30, 2017	111	$106.39
Granted	71	129.99
Vested	(16)	95.46
Forfeited	(18)	115.01
Outstanding at June 30, 2018	148	$117.95	5.5

The total fair value of restricted stock units that vested was $1.6 million for fiscal 2018, $0.9 million for fiscal 2017 and $0.5 million for fiscal 2016. The restricted stock units vest over a three-year period.

Stock-based compensation cost of $28.2 million, $14.6 million, and $9.4 million was included in selling, general and administrative expense in fiscal 2018, 2017 and 2016, respectively. The income tax benefit associated with stock-based compensation costs was $0.5 million and $0.6 million in fiscal 2017, and 2016, respectively. As of June 30, 2018, there was $26.7 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2019 through 2022 using a 3% forfeiture rate. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Employee stock purchase plan: In fiscal year 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 200,000 shares were allocated to the ESPP. The Company recorded expense of $281,000, $213,000 and $144,000 expense for the ESPP in fiscal 2018, 2017 and 2016, respectively.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $2.5 million, $2.2 million, and $1.2 million for the years ended June 30, 2018, 2017, and 2016, respectively. The Company operates defined contribution pension plans for its U.K. employees. The Company has recorded an expense for contributions to the plans of $1.4 million, $0.8, and $0.8 million for the years ended June 30, 2018, 2017 and 2016, respectively.

Performance incentive programs: In fiscal 2018, under certain employment agreements and a Management Incentive Plan available to executive officers and certain management personnel, the Company recorded cash bonuses of $7.2 million, granted options for 553,750 shares of common stock, issued 14,194 restricted common shares and 35,174 restricted stock units. In fiscal 2017 and fiscal 2016, the Company recorded cash bonuses of $4.7 million and $4.2 million, granted options for 896,778 and 620,917 shares of common stock, and issued 16,653 and 11,522 restricted common stock shares and 39,931 and 26,583 restricted stock, respectively.

Note 10. Income Taxes:

Income before income taxes was comprised of the following (in thousands):

	Year Ended June 30,
	2018	2017	2016
Domestic	$81,557	$81,721	$120,154
Foreign	44,395	30,240	27,327
Income before income taxes	$125,952	$111,961	$147,481

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2018	2017	2016
Taxes on income consist of:
Currently tax provision:
Federal	$28,416	$28,462	$34,805
State	5,315	4,051	2,958
Foreign	11,983	8,212	7,579
Total current tax provision	45,714	40,725	45,342
Deferred tax provision:
Federal	(40,378)	(901)	1,906
State	(1,381)	(968)	(428)
Foreign	(4,154)	(2,981)	(3,815)
Total deferred tax provision	(45,912)	(4,850)	(2,337)
Total income tax provision	$(198)	$35,875	$43,005

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which impacted our fiscal year ended June 30, 2018.  These impacts include, but are not limited to, (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. Internal Revenue Code Section 15 provides that for our fiscal year ended June 30, 2018 we calculate a blended corporate tax rate of 28.1%, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21% will apply for fiscal 2019 and beyond.

The Tax Act also puts in place new tax laws that will impact our taxable income beginning in fiscal 2019, which include, but are not limited to (1) creating a Base Erosion Anti-abuse Tax (BEAT), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently global intangible low-taxed income (GILTI), (4) a provision that could limit the amount of deductible interest expense, (5) the repeal of the domestic production activity deduction, (6) additional limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.  In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118. which added FASB Codification the guidance provided by the SEC in December 2017.

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

We complied with SAB No. 118 when preparing our annual consolidated financial statements for the year ended June 30, 2018. Reasonable estimates were used in determining several of the components of the impact of the Tax Act, including our fiscal 2018 deferred income tax activity and the amount of post-1986 foreign deferred earnings subject to the repatriation transition tax. We are still analyzing certain aspects of the Tax Act including state tax implications and refining our calculations, which could potentially affect the measurement of our deferred tax balances and the amount of the repatriation toll charge liability, and ultimately cause us to revise our initial estimates in future periods. In addition, changes in interpretations, assumptions and guidance regarding the Tax Act, as well as the potential for technical corrections, could have a material impact on our effective tax rate in future periods.

Transition Tax: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries as of December 22, 2017. In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary but requires other adjustments to conform to U.S. tax rules. We are able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $3.3 million which the Company expects to elect to pay, net of certain tax credit carryforwards, over eight years beginning in fiscal year 2019. Of this liability, $0.3 million is recorded as a current liability with the remaining $3.0 million classified as a long-term liability within our June 30, 2018 balance sheet. We are in the process of analyzing if proposed regulations REG-104226-18 issued on August 9, 2018 will have any impact to our current estimate of our transition tax liability. In addition, we have considered state income tax implications and concluded at this time that the impact is immaterial. However, we continue to monitor for additional interpretative guidance including information regarding state income tax implications.

The following is a reconciliation of the federal tax calculated at the statutory rate of 28.1% to the actual income taxes provided (in thousands):

	Year Ended June 30,
	2018	2017	2016

Income tax expense at federal statutory rate	28.1%	35.0%	35.0%
State income taxes, net of federal benefit	2.5%	1.9%	1.3%
Qualified production activity deduction	(2.4)%	(3.4)%	(2.7)%
Research and development tax credit	(1.4)%	(1.4)%	(1.1)%
Contingent consideration adjustment	3.3%	4.1%	-%
Foreign tax rate differences	(3.5)%	(4.6)%	(3.1)%
Option exercises	(1.8)%	-%	-%
Domestic tax legislation changes	(26.2)%	-%	-%
Other, net	1.2%	0.4%	(0.2)%
Effective tax rate	(0.2)%	32.0%	29.2%

The effective tax rate for the year ended June 30, 2018 decreased by 32.2% compared to the prior year. The decrease in the Company’s tax rate for fiscal 2018 was due to the impact of discrete items, primarily the net tax benefit of $33.0 million related to the Tax Act discussed above. This net tax benefit consisted of $36.5 million due to the re-measurement of the Company’s deferred tax accounts to reflect the U.S. federal corporate tax rate reduction impact to our net deferred tax balances offset by expense for the federal transition tax of $3.3 million. Also impacting the Company’s fiscal 2018 effective tax rate was a $2.2 million tax benefit related to stock option exercises offset by a net discrete tax expense of $4.2 million related to the revaluation of contingent consideration, which is not a tax deductible expense.

The effective tax rate for the year ended June 30, 2017 increased by 2.8% compared to the prior year. The increase was primarily due to unfavorable discrete events in fiscal 2017 related to the revaluation of contingent consideration which is not a tax deductible expense. The Company recognized net expense related to discrete tax items of $3.8 million in fiscal 2017, including $4.5 million in expense related to the revaluation of contingent consideration which is not a tax deductible expense.

Deferred taxes on the Consolidated Balance Sheets consisted of the following temporary differences (in thousands):

	June 30
	2018	2017

Inventory	$5,873	$9,415
Net operating loss carryovers	15,938	24,617
Tax credit carryovers	7,029	6,386
Excess tax basis in equity investments	2,813	4,381
Deferred compensation	7,806	9,052
Other	3,864	9,937
Valuation allowance	(2,978)	(3,341)
Deferred tax assets	40,345	60,447

Net unrealized gain on available-for-sale investments	(8,384)	(11,153)
Intangible asset amortization	(111,247)	(162,460)
Depreciation	(6,349)	(5,628)
Other	(658)	(1,802)
Deferred tax liabilities	(126,638)	(181,043)
Net deferred tax liabilities	$(86,293)	$(120,596)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance as of June 30, 2018 was $3.0 million, a decrease of $0.3 million from the prior year. The decrease was driven by a decrease in the valuation allowance for the Company’s net operating loss and credit carryforwards.

As of June 30, 2018, the $3.0 million valuation allowance relates to certain foreign and state tax net operating loss and state credit carryforwards that existed at the date the Company acquired ACD, Novus, ProteinSimple and CyVek as well as immaterial amounts generated after the acquisitions. The Company believes it is more likely than not that these tax carryovers will not be realized.

As of June 30, 2018, the Company has federal operating loss carryforwards of approximately $38.4 million and state operating loss carryforwards of $72.8 million from its acquisitions of ACD, ProteinSimple and CyVek, which are not limited under IRC Section 382. As of June 30, 2018, the Company has foreign net operating loss carryforwards of $3.2 million. The net operating loss carryforwards expire between fiscal 2019 and 2035. The Company has a deferred tax asset of $14.0 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. As of June 30, 2018, the Company has federal and state tax credit carryforwards of $3.5 million and $4.4 million, respectively. The federal tax credit carryforwards expire between 2019 and 2035. The majority of the state credit carryforwards have no expiry date. The Company has a deferred tax asset of $6.0 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

The Company has not recognized a deferred tax liability for unremitted foreign earnings of approximately $124.6 million from its foreign operations because its subsidiaries have invested or will invest the undistributed earnings indefinitely. The transition tax noted above results in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation.  At this time, and until we fully analyze the applicable provisions of the Tax Act, our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment.    Therefore, it is not practical to estimate the amount of the deferred income tax liabilities related to investments in these foreign subsidiaries.

The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2018	2017	2016
Beginning balance	$1,747	$1,480	$1,688
Additions due to acquisitions		628
Additions for tax positions of current year	35	13	36
Closure of tax years		(374)	(244)
Tax Reform	165
Ending balance	$1,947	$1,747	$1,480

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months. The Company files income tax returns in the U.S federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company's federal returns are subject to tax assessment for 2015 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 11. Segment Information:

The Company has three reportable segments based on the nature of its products; they are Biotechnology, Protein Platforms and Diagnostics.

The Company's Biotechnology segment is comprised of the legacy biotechnology business and ACD. These businesses manufacture consumables used for conducting laboratory experiments by both industry and academic scientists within the biotechnology and biomedical life science fields Our protein, antibodies, immunoassays, and small molecules products in the legacy biotechnology business are tools to help our customers analyze the protein component of cells, and the ACD technology allows our customers to analyze the genetic changes within cells. When used together, our customers have a more complete set of tools to study normal and abnormal cell behavior. No customer in the Biotechnology segment accounted for more than 10% of the segment’s net sales for the years ended June 30, 2018, 2017, and 2016.

The Company's Protein Platforms segment develops and commercializes proprietary systems and consumables for protein analysis. No customer in the Protein Platforms segment accounted for more than 10% of the segment’s net sales for the years ended June 30, 2018, 2017, and 2016.

The Company's Diagnostics reporting segment develops and manufactures a range of controls and calibrators used with diagnostic equipment and as proficiency testing tools, as well as other reagents incorporated into diagnostic kits. One customer accounted for approximately 12% for the fiscal year ended June 30, 2017. No customer in the Diagnostics segment accounted for more than 10% of the segment’s net sales for the fiscal years ended June 30, 2018 and 2016.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2018	2017	2016
Net sales:
Biotechnology	$421,536	$364,504	$317,340
Protein Platforms	111,885	91,464	77,324
Diagnostics	110,108	107,139	104,484
Intersegment	(536)	(104)	(125)
Consolidated net sales	$642,993	$563,003	$499,023

Operating Income:
Biotechnology	$199,100	$175,163	$168,613
Protein Platforms	17,996	9,648	3,592
Diagnostics	28,280	28,575	30,412
Segment operating income	245,376	213,386	202,617
Costs recognized upon sale of acquired inventory	(2,455)	(3,037)	(5,431)
Amortization of intangibles	(46,983)	(44,393)	(29,395)
Acquisition related expenses	(24,429)	(25,789)	(2,761)
Restructuring costs	(376)	-	-
Stock-based compensation	(28,240)	(14,631)	(9,430)
Corporate general, selling and administrative expenses	(6,715)	(4,952)	(5,007)
Consolidated operating income	$136,178	$120,584	$150,593

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

The revenues from external customers within each of our segments represent a similar group of products.

Following is financial information relating to geographic areas (in thousands):

	Year Ended June 30,
	2018	2017	2016
Net sales:
United States	$346,293	$313,195	$275,859
EMEA, excluding U.K.	148,599	125,126	103,060
U.K.	33,704	28,401	28,307
APAC, excluding Greater China	48,392	41,463	38,137
Greater China	47,950	39,078	36,199
Rest of world	18,055	15,740	17,461
Total external sales	$642,993	$563,003	$499,023

External sales are attributed to countries based on the location of the customer or distributor.

	Year ended June 30,
Long-lived assets:	2018	2017
United States and Canada	$129,360	$119,859
Europe	14,597	14,100
China	1,391	1,165
Total long-lived assets	$145,348	$135,124
Intangible assets:
United States and Canada	$417,430	$424,579
Europe	21,386	18,710
China	7,516	8,753
Total intangible assets	$446,332	$452,042

Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets.

Note 12. Quarterly Financial Data (unaudited):

(in thousands, except per share data)
2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$144,613	$154,153	$163,973	$180,254	$642,993
Cost of sales	46,745	52,319	53,712	58,074	210,850
Net earnings(1)	$15,863	$48,847	$19,738	$41,701	$126,150

Earnings per common share:
Basic	$0.42	$1.30	$0.53	$1.11	$3.36
Diluted	$0.42	$1.29	$0.52	$1.08	$3.31

Weighted average common shares outstanding:
Basic	37,376	37,449	37,503	37,585	37,476
Diluted	37,705	37,926	38,142	38,347	38,055

(in thousands, except per share data)
2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$130,581	$131,807	$144,037	$156,578	$563,003
Cost of sales	43,236	43,664	47,355	54,207	188,462
Net earnings	$18,843	$7,467	$22,167	$27,609	$76,086

Earnings per common share:
Basic	$0.51	$0.20	$0.59	$0.74	$2.04
Diluted	$0.50	$0.20	$0.59	$0.74	$2.03

Weighted average common shares outstanding:
Basic	37,281	37,308	37,320	37,344	37,313
Diluted	37,473	37,478	37,494	37,546	37,500

(1) Net earnings in total and per share do not sum due to rounding

Note 13. Subsequent Events:

On July 2, 2018, the Company acquired QT Holdings Corporation (Quad) for approximately $20 million plus $51 million in potential milestone payments. On August 1, 2018, the Company acquired Exosome Diagnostics, Inc. (Exosome) for approximately $250 million plus $325 million in potential milestone payments. The purchase accounting for these acquisitions are in progress.

In connection with the acquisition of Exosome Diagnostics, Inc. on August 1, 2018, the Company entered into a new credit facility that provides for a revolving credit facility of $600 million, which can be increased by an additional $200 million subject to certain conditions, and a term loan of $250 million.  The credit facility is governed by a Credit Agreement dated August 1, 2018 and matures on August 1, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Bio-Techne Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries. as of June 30, 2018 and 2017, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended June 30, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Minneapolis, Minnesota
August 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Bio-Techne Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Bio-Techne Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2018, and related notes (collectively, the consolidated financial statements), and our report dated August 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Trevigen, Inc.,  Atlanta Biologicals, Inc., and Eurocell Diagnostics SAS during fiscal 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, Trevigen Inc.,  Atlanta Biologicals, Inc., and Eurocell Diagnostics SAS ’s internal control over financial reporting associated with total assets of 5.3% and total revenues of 1.7% included in the consolidated financial statements of the Company as of and for the year ended June 30, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Trevigen, Inc., Atlanta Biologicals, Inc., and Eurocell Diagnostics SAS.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Minneapolis, Minnesota
August 27, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTATNS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The evaluation was based upon reports and certifications provided by a number of executives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

(b)	Management's Annual Report on Internal Control Over Financial Reporting

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting also includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We acquired Trevigen Inc (Trevigen) on September 5, 2017, Atlanta Biologicals (Atlanta) on January 2, 2018, and Eurocell Diagnostics SAS (Eurocell) on February 1, 2018. Trevigen, Atlanta, and Eurocell represented approximately 5.3% of our total assets and 1.7% of our total revenues as of and for the year ended June 30, 2018. We excluded internal control over financial reporting associated with Trevigen, Atlanta, and Eurocell from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018.

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2018

The attestation report on our internal control over financial reporting issued by KPMG LLP appears in Item 8 of this report.

(c)	Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K for fiscal year 2017, management determined that our internal control over financial reporting was not effective as of June 30, 2017 due to material weaknesses over monitoring and information and communication with respect to General Information Technology Controls (GITCs) for certain of our information technology platforms and flow of information from the component locations to allow for effective monitoring.   As a consequence, we did not have effective control activities over the establishment of GITCs for certain Information Technology (IT) platforms primarily at recently acquired locations, and which impacted manual controls that rely on data produced by or maintained within these IT system applications were also ineffective.

To remediate the material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for fiscal year 2017, we performed a comprehensive review of procedures and related controls.   We hired a new Internal Audit Director and expanded the existing Internal Audit to improve our monitoring processes.  We conducted various trainings and meetings to ensure there was clear flow of information from subsidiaries to the corporate headquarters.  As a result of our procedures, new process controls were designed and implemented during fiscal year 2018.  In addition, management focused on frequent testing of Information Technology General Controls to validate continued operating effectiveness.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weaknesses related to our monitoring and information and communication processes as well as the aforementioned internal control activities have been remediated as of June 30, 2018.

(d)	Changes in Internal Control Over Financial Reporting

We acquired Space Import-Export, Srl (“Space”) on July 1, 2016 and Advanced Cell Diagnostics (“ACD” on August 1, 2016, and we have implemented our internal control structure over these and incorporated its operations into our assessment of internal control over financial reporting as of June 30, 2018.   We have extended our oversight and monitoring processes that support internal control over financial reporting to include the operations of these entities.

Other than the acquisitions discussed above and the actions described under "Remediation of Material Weakness in Internal Control Over Financial Reporting," there were no other changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Registrant" which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Principle Shareholders" and "Additional Corporate Governance Matters" in the Company's Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Election of Directors" and "Additional Corporate Governance Matters" in the Company's Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company's Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

     The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

     Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2018, 2017, and 2016

     Consolidated Balance Sheets as of June 30, 2018 and 2017

     Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2018, 2017, and 2016

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2018, 2017, and 2016

     Notes to Consolidated Financial Statements for the Years Ended June 30, 2018, 2017, and 2016

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

BIO-TECHNE CORPORATION

Date: August 27, 2018	/s/ Charles Kummeth
By: Charles Kummeth
Its: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 27, 2018	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 27, 2018	/s/ Charles A. Dinarello, M.D.
Dr. Charles A. Dinarello, Director

August 27, 2018	/s/ Joseph Keegan, Ph.D.
Dr. Joseph Keegan, Director

August 27, 2018	/s/ John L. Higgins
John L. Higgins, Director

August 27, 2018	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 27, 2018	/s/ Alpna Seth, Ph.D.
Dr. Alpna Seth, Director

August 27, 2018	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

August 27, 2018	/s/ Harold J. Wiens
Harold J. Wiens, Director

August 27, 2018	/s/ Charles Kummeth
Charles Kummeth, Director and Chief Executive Officer (principal executive officer)

August 27, 2018	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

for Form 10-K for the 2018 Fiscal Year

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015*

3.2	Third Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated February 1, 2018*

10.1**	1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.2**	Form of Stock Option Agreement for 1998 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1998*

10.3**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.4**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 26, 2017*

10.5**	Form of Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.6 of the Company's Form 8-K dated October 26, 2017*

10.6**	Form of Restricted Stock Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.7 of the Company's Form 8-K dated October 26, 2017*

10.7**	Form of the Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated October 26, 2017*

10.8**	Form of Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--attached as Exhibit 10.8 hereto.

10.9**	Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--attached as Exhibit 10.9 hereto.

10.10**

Form of Director Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 26, 2017*

10.11**	Employment Agreement by and between the Company and Charles Kummeth--incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated September 7, 2017*

Exhibit Number	Description
10.12**

Form of Employment Agreement by and between the Company and Executive Officers of the Company other than the CEO--incorporated by reference to Exhibit 10.12 of the Company's Form 10-K dated September 7, 2017*

10.13

Agreement of Investment and Merger between the Company, Research and Diagnostics Systems, Inc., Cayenne Merger Sub, Inc., CyVek, Inc. and Citron Capital Limited dated April 1, 2014--incorporated by reference to Exhibit 10.22 of the Company's Form 10-K dated August 29, 2014*

10.14

Credit Agreement by and among the Company, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated August 1, 2018--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated August 2, 2018*

10.15**	Form of Indemnification Agreement entered into with each director and executive officer of the Company--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.16

Agreement and Plan of Merger by and among the Company, Aero Merger Sub Inc., Advanced Cell Diagnostics, Inc. and Fortis Advisors, LLC as the Securityholders’ Representative, dated July 6, 2016--incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated July 7, 2016*

10.17	Agreement and Plan of Merger between the Company, Enzo Merger Sub. Inc., Exosome Diagnostics, Inc. and The Securityholders Representative, dated July 25, 2018--incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated June 25, 2018*

21	Subsidiaries of the Company

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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