Form 10-Q
period 2018-09-30
BIO-TECHNE Corp
filed 2018-11-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 2, 2018, 37,765,765 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2018	2017
Net sales	$162,970	$144,613
Cost of sales	55,367	46,745
Gross margin	107,603	97,868
Operating expenses:
Selling, general and administrative	67,051	58,289
Research and development	14,789	13,548
Total operating expenses	81,840	71,837
Operating income	25,763	26,031
Other (expense) income	(8,177)	(3,064)
Earnings before income taxes	17,586	22,967
Income taxes	183	7,104
Net earnings	$17,403	$15,863
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,136)	6,968
Unrealized gains and losses on available-for-sale investments	-	(7,792)
Other comprehensive (loss) income	(1,136)	(824)
Comprehensive income	$16,267	$15,039
Earnings per share:
Basic	$0.46	$0.42
Diluted	$0.45	$0.42
Cash dividends per common share:	$0.32	$0.32
Weighted average common shares outstanding:
Basic	37,697	37,376
Diluted	38,813	37,705

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2018 (unaudited)	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$94,674	$121,990
Short-term available-for-sale investments	69,047	59,764
Accounts receivable, less allowance for doubtful accounts of $1,007 and $839, respectively	114,753	120,296
Inventories	90,918	85,648
Other current assets	13,720	10,668
Total current assets	383,112	398,366

Property and equipment, net	146,511	145,348
Goodwill	704,790	597,890
Intangible assets, net	632,686	446,332
Other assets	5,099	5,266
Total assets	$1,872,198	$1,593,202
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$18,259	$18,452
Salaries, wages and related accruals	15,180	23,710
Accrued expenses	23,509	20,361
Contract liabilities	8,762	8,109
Income taxes payable	5,232	8,878
Current portion of long-term debt obligations	12,500	-
Total current liabilities	83,442	79,510

Deferred income taxes	113,843	86,293
Long-term debt obligations, net of deferred financing costs of $402 and $0, respectively	548,973	339,000
Long-term contingent consideration payable	6,800	-
Other long-term liabilities	9,671	9,338

Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,802,998 and 37,607,500, respectively	378	376
Additional paid-in capital	274,584	246,568
Retained earnings	905,139	876,931
Accumulated other comprehensive loss	(70,632)	(44,814)
Total shareholders' equity	1,109,469	1,079,061
Total liabilities and shareholders’ equity	$1,872,198	$1,593,202

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17,403	$15,863
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,052	15,423
Costs recognized on sale of acquired inventory	935	318
Deferred income taxes	(3,768)	(2,184)
Stock-based compensation expense	11,565	3,795
Fair value adjustment to contingent consideration payable	(200)	7,500
Fair value adjustment on available for sale investments	2,202	-
Other operating activity	2,217	277
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	8,307	9,550
Inventories	(6,678)	(5,446)
Other current assets	(1,354)	48
Trade accounts payable, accrued expenses, and contract liabilities	3,107	(563)
Salaries, wages and related accruals	(8,476)	(3,635)
Income taxes payable	(4,864)	3,750
Net cash provided by operating activities	39,448	44,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	-	3,502
Purchases of available-for-sale investments	(11,694)	-
Additions to property and equipment	(4,190)	(5,273)
Acquisitions, net of cash acquired	(272,229)	(10,634)
Net cash used in investing activities	(288,113)	(12,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,066)	(11,958)
Proceeds from stock option exercises	16,453	3,806
Proceeds from long-term debt	580,000	-
Repayments of long-term debt	(357,125)	(6,000)
Payments of contingent consideration	-	(35,000)
Debt issuance costs	(3,004)
Other financing activity	(1,727)	(1,802)
Net cash provided by (used in) financing activities	222,531	(50,954)

Effect of exchange rate changes on cash and cash equivalents	(1,182)	(485)
Net decrease in cash and cash equivalents	(27,316)	(19,148)
Cash and cash equivalents at beginning of period	121,990	91,612
Cash and cash equivalents at end of period	$94,674	$72,464

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,447	$6,071
Cash paid for interest	$3,229	$2,144

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2018, included in the Company's Annual Report on Form 10-K for fiscal year 2018. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal year 2018. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

Effective in the first quarter of fiscal year 2019, the company changed its reportable segments due to recent changes in its underlying organizational model designed to better support the business following recent acquisitions and to facilitate global growth. The Company did not operate under the realigned reportable segment structure prior to fiscal year 2019. As a result, the company’s new segment structure will focus on synergies between our existing businesses including sharing certain functions such as sales resources, with its five existing operating segments aggregated into two reportable segments as follows:

●

“Diagnostics and Genomics” will consist of the ACD operating segment, the Diagnostics operating segment, and the ExosomeDx operating segment. As part of the realignment, ACD will now be referred to as the Genomics operating segment.

●

“Protein Sciences” will consist of the Core Biotechnology operating segment and the Protein Platforms operating segment. As part of the realignment, Protein Platforms will now be referred to as the Analytical Solutions Division (ASD) operating segment and Core Biotechnology will now be referred to as the Reagent Solutions Division (RSD) operating segment.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On July 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

The Company recorded a net increase to beginning retained earnings of $98,000 as of July 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the transition to over-time revenue recognition on custom development projects, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of and for the three-month period ended September 30, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 for additional disclosures required by ASC 606.

In January 2016, the FASB issued ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities. The standard is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. Among other changes, there will no longer be an available-for-sale classification for which changes in fair value are currently reported in other comprehensive income for equity securities with readily determinable fair values. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 was effective for us on July 1, 2018 which required a cumulative effect adjustment to opening retained earnings to be recorded for equity investments with readily determinable fair values. As of the adoption date, we held publicly traded equity investments with a fair value of $54.3 million in a net unrealized gain position of $35.4 million, and having an associated deferred tax liability of $8.3 million. We recorded a cumulative-effect adjustment of $27.1 million to decrease Accumulated Other Comprehensive Income (AOCI) with a corresponding increase to retained earnings for the amount of unrealized gains, net of tax as of the beginning of fiscal year 2019. As a result of the implementation of ASU 2016-01, effective on July 1, 2018 unrealized gains and losses in equity investments with readily determinable fair values are recorded on the Consolidated Statement of Income within other (expense)income . We recorded a loss in other (expense)income of $2.2 million for the three-month period ended September 30, 2018 as a result of adopting this standard. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility previously recorded in Other Comprehensive Income (OCI) related to changes in the fair market value of available-for-sale equity investments will now be reflected in net income effective with the adoption date.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to make an election to reclassify from Accumulated Other Comprehensive Income (AOCI) to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for annual and interim periods beginning after December 15, 2018, which for us is July 1, 2019. Early adoption is permitted. We elected to early adopt ASU 2018-02 on July 1, 2018. We use a specific identification approach to release the income tax effects in AOCI.

As a result of adopting this standard, we recorded a cumulative effect adjustment to increase AOCI by $2.4 million with a corresponding decrease to retained earnings. We recorded the impacts of adopting ASU 2018-02 prior to recording the impacts of adopting ASU 2016-01 and included state income tax related effects in the amounts reclassified to retained earnings.

The following table presents a summary of cumulative effect adjustments to retained earnings due to the adoption of new accounting standards on July 1, 2018 as noted above:

Cumulative Effect Adjustments to Retained Earnings on July 1, 2018 Increase / (Decrease)
Cumulative effect adjustment to retained earnings due to the adoption of the following new accounting standards:
ASU 2014-09	$98
ASU 2016-01	27,053
ASU 2018-02	(2,371)
Net cumulative effect adjustments to retained earnings on July 1, 2018 due to the adoption of new accounting standards	$24,780

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The standard revises the definition of a business, which affects many areas of accounting such as business combinations and disposals and goodwill impairment. The revised definition of a business will likely result in more acquisitions being accounted for as asset acquisitions, as opposed to business combinations. We adopted this standard on July 1, 2018, applying the guidance to transactions occurring on or after this date.

Pronouncements Issued But Not Yet Adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendment in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade and loan receivables and available-for-sale debt securities. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is July 1, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard.  This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is July 1, 2020 and may be adopted retrospectively or prospectively to eligible costs incurred on or after the date the guidance is first applied. We are currently evaluating the impact of the adoption of ASU 2018-15 on our consolidated financial statements and anticipate that we will adopt the standard prospectively.

Note 2. Revenue Recognition:

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues consist of extended warranty contracts, post contract support (“PCS”), and custom development projects that are recognized over time as customers receive and consume the benefits of such services. Royalty revenues are based on net sales of the Company’s licensed products by a third party. We recognize royalty revenues in the period the sales occur based on third party evidence received.

Contracts with customers that contain instruments may include multiple performance obligations. For these contracts, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis. Allocation of the transaction price is determined at the contracts’ inception.

Payment terms for shipments to end-users are generally net 30 days. Payment terms for distributor shipments may range from 30 to 90 days. Service arrangements commonly call for payments in advance of performing the work (e.g. extended warranty and service contracts), upon completion of the service (e.g. custom development manufacturing) or a mix of both.

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2018 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of the adoption date and subsequently recognized as revenue during the first quarter of fiscal year 2019 were approximately $3.8 million. Contract liabilities as of September 30, 2018 were approximately $10.6 million.  Long-term contract liabilities are included in the Other long-term liabilities on the balance sheet.

Any claims for credit or return of goods must be made within 10 days of receipt. Revenues are reduced to reflect estimated credits and returns. Although the amounts recorded for these revenue deductions are dependent on estimates and assumptions, historically our adjustments to actual results have not been material.

Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products. We have elected the practical expedient that allows us to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost, and we accrue costs of shipping and handling when the related revenue is recognized.

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended
	September 30,
	2018	2017
Consumables	$135,653	$120,102
Instruments	15,346	12,988
Services	8,301	8,378
Total product and services revenue, net	$159,299	$141,766
Royalty revenues	3,671	2,847
Total revenues, net	$162,970	$144,613

Revenue by geography is as follows:

	Quarter Ended
	September 30,
	2018	2017
United States	$90,455	$79,819
EMEA, excluding United Kingdom	35,233	31,390
United Kingdom	7,128	6,924
APAC, excluding Greater China	11,629	11,489
Greater China	13,422	10,717
Rest of World	5,103	4,274
Total revenues, net	$162,970	$144,613

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2018	2018
Raw materials	$32,082	$30,956
Finished goods	58,836	54,692
Inventories, net	$90,918	$85,648

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2018	2018
Land	$7,065	$7,065
Buildings and improvements	171,580	170,110
Machinery and equipment	115,769	107,625
Property and equipment, cost	294,414	284,800
Accumulated depreciation and amortization	(147,903)	(139,452)
Property and equipment, net	$146,511	$145,348

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2018	2018
Developed technology	$505,131	$305,303
Trade names	89,567	89,608
Customer relationships	212,702	212,228
Patents	1,707	1,401
Intangible assets	809,107	608,540
Accumulated amortization	(176,421)	(162,208)
Intangible assets, net	$632,686	$446,332

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2018 consist of (in thousands):

Beginning balance	$446,332
Acquisitions	200,000
Other additions	285
Amortization expense	(14,313)
Currency translation	382
Ending balance	$632,686

The estimated future amortization expense for intangible assets as of September 30, 2018 is as follows (in thousands):

2019 remainder	$45,850
2020	60,475
2021	60,120
2022	58,424
2023	56,549
Thereafter	351,268
Total	$632,686

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended September 30, 2018 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$347,918	249,972	$597,890
Acquisitions (Note 4)	9,790	96,592	106,382
Currency translation	537	(19)	518
Ending balance	$358,245	$346,545	$704,790

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a quantitative assessment for all of its reporting units during the fourth quarter of fiscal 2018. The quantitative assessment indicated that all of the reporting units had substantial headroom as of June 30, 2018.

No triggering events were identified during the quarter ended September 30, 2018. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

Note 4. Acquisitions:

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

Quad Technologies

On July 2, 2018, the Company acquired QT Holdings Corporation (Quad) for approximately $20.4 million, net of cash acquired, plus contingent consideration of up to $51.0 million, subject to certain product development milestones and revenue thresholds. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Protein Sciences reportable segment in the first quarter of fiscal 2019.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize by the end of the fourth quarter of fiscal year 2019 when we have completed our assessment of the working capital adjustment, our valuation models for acquired intangible assets are completed, including the determination of related estimated useful lives and we have finalized our income tax assessment of acquired net operating losses (NOLs). Amounts for acquired current assets and liabilities, intangible assets and related deferred tax liabilities, acquired NOLs, and goodwill also remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Preliminary Allocation at Acquisition Date
Current assets, net of cash	$36
Equipment and other long-term assets	284
Intangible assets:
Developed technology	20,000
Goodwill	9,790
Total assets acquired	30,110
Liabilities	765
Deferred income taxes, net	3,741
Net assets acquired	$25,604

Cash paid, net of cash acquired	$20,404
Fair value of contingent consideration	5,200
Net assets acquired	$25,604

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology was estimated based on management's forecasted cash inflows and outflows and using a multi-period excess earnings method to calculate the fair value of assets purchased. The preliminary amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2019 are estimated to be 15 years for developed technology. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

Exosome Diagnostics

On August 1, 2018, the Company acquired Exosome Diagnostics, Inc. (ExosomeDx) for approximately $251.8 million, net of cash acquired, plus contingent consideration of up to $325.0 million as follows:

●	Up to $250 million if calendar year 2020 EBITA is between $45 million and $58 million or greater.
●	Up to $45 million if calendar year 2022 EBITA for a new instrument product is between $54 million and $70 million or greater.
●	Up to $30 million if calendar year 2022 EBITA for the remaining business is between $150 million and $190 million or greater.

The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Diagnostics and Genomics reportable segment in the first quarter of fiscal 2019.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize these by the end of fourth quarter of fiscal year 2019 when we have completed our assessment of the working capital adjustment, completed our valuation models for acquired intangible assets, including the finalization of the long-term plan for the use of the ExosomeDx trade name and the determination of related estimated useful lives, and we have finalized our income tax assessment of acquired net operating losses (NOLs). Amounts for acquired current assets and liabilities, intangible assets, related deferred tax liabilities, and goodwill also remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Preliminary Allocation at Acquisition Date
Current assets, net of cash	$5,118
Equipment and other long-term assets	2,212
Intangible assets:
Developed technology	180,000
Goodwill	96,592
Total assets acquired	283,922
Liabilities	2,624
Deferred income taxes, net	27,673
Net assets acquired	$253,625

Cash paid, net of cash acquired	$251,825
Fair value of contingent consideration	1,800
Net assets acquired	$253,625

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology was estimated based on management's forecasted cash inflows and outflows and using a multi-period excess earnings method to calculate the fair value of assets purchased. The preliminary amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2019 are estimated to be 15 years for developed technology. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

Note 5. Fair Value Measurements:

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	September 30, 2018	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$52,084	$52,084	$-	$-
Certificates of Deposit (2)	16,963	16,963	-	-
Total Assets	$69,047	$69,047	$-	$-

Liabilities
Contingent Consideration	$6,800	$-	$-	$6,800

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2018	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$54,286	$54,286	$-	$-
Certificates of Deposit (2)	5,478	5,478	-	-
Total Assets	$59,764	$59,764	$-	$-

Liabilities
Contingent Consideration	$-	$-	$-	$-

(1)	Included in available-for-sale investments on the balance sheet. The cost basis in the Company's investment in CCXI at September 30, 2018 and June 30, 2018 was $18.8 million
(2)	Included in available-for-sale investments on the balance sheet. The certificate of deposits have contractual maturity dates within one year.

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

In connection with the ExosomeDx and Quad acquisitions the Company is required to make contingent consideration payments of up to $325.0 million and $51.0 million, respectively. The contingent consideration payments are subject to ExosomeDx achieving certain EBITA thresholds and Quad meeting certain product development milestones and revenue thresholds. The preliminary fair value of the liabilities for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $7.0 million ($1.8 million for ExosomeDx and $5.2 million for Quad).  The preliminary fair value of the development milestone payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations were probability of success, duration of the earn-out, and discount rate.   The preliminary fair value for the EBITA and revenue milestone payments was determined using a Monte Carlo simulation based model discounted to present value.  Assumptions used in these calculation units sold, expected revenue, expected expenses, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2018 (in thousands):

Quarter Ended
September 30, 2018
Fair value at the beginning of period	$-
Purchase price contingent consideration (Note 4)	7,000
Change in fair value of contingent consideration	(200)
Payments	-
Fair value at the end of period	$6,800

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

Note 6. Debt and Other Financing Arrangements:

On August 1, 2018, the Company entered into a new revolving line-of-credit and term loan governed by a Credit Agreement (the Credit Agreement). The Credit Agreement provides for a revolving credit facility of $600.0 million, which can be increased by an additional $200.0 million subject to certain conditions, and a term loan of $250.0 million. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement bear interest at a variable rate. The current outstanding debt is based on the Eurodollar Loans term for which the interest rate is calculated as the sum of LIBOR plus an applicable margin. The applicable margin is determined from the total leverage ratio of the Company and updated on a quarterly basis. The annualized fee for any unused portion of the credit facility is currently 20 basis points.

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. At the closing on August 1, 2018, the Company borrowed $250.0 million under the term loan and $330.0 million under the revolving credit facility. As of September 30, 2018, the outstanding balance under the Credit Agreement was $561.9 million.

Note 7. Accumulated Other Comprehensive Income (Loss):

The components of other comprehensive income (loss) consist of changes in net unrealized gains (losses) on available for sale investments with readily determinable fair values in 2017 and changes in foreign currency translation adjustments. There were no reclassifications of gains (losses) from accumulated other accumulated comprehensive loss to income during the three-months ended September 30, 2018 and 2017.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2018	$24,682	$(69,496)	$(44,814)
Cumulative effect adjustment for adoption for ASU 2018-02 (1)	2,371		2,371
Cumulative effect adjustment for adoption of ASU 2016-01 (1)	(27,053)		(27,053)
Other comprehensive income (loss), net of tax before reclassifications	-	(1,136)	(1,136)
Balance as of September 30, 2018	$-	$(70,632)	$(70,632)

(1)See Note 1 for further information related to the adoption of ASU 2016-01 and 2018-02.

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2017	$18,989	$(67,924)	$(48,935)
Other comprehensive income (loss), net of tax benefit of $4,576 before reclassifications	(7,792)	6,968	(824)
Balance as of September 30, 2017	$11,197	$(60,956)	$(49,759)

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended September 30,
	2018	2017
Earnings per share – basic:
Net Income	$17,403	$15,863
Income allocated to participating securities	(16)	(10)
Income available to common shareholders	$17,387	$15,853
Weighted-average shares outstanding	37,697	37,376
Earnings per share-basic	$0.46	$0.42

Earnings per share – diluted:
Net Income	$17,403	$15,863
Income allocated to participating securities	(16)	(10)
Income available to common shareholders	$17,387	$15,853
Weighted average common shares outstanding-basic	37,697	37,376
Dilutive effect of stock options and restricted stock units	1,116	329
Weighted average common shares outstanding-diluted	38,813	37,705
Earnings per share-diluted	$0.45	$0.42

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation for the first quarter of fiscal 2019 and 2018 was 1.3 million.

Note 9. Share-based Compensation:

During the quarter ended September 30, 2018 and 2017, the Company granted 0.9 million and 0.6 million stock options at weighted average grant prices of $173.33 and $114.60 and weighted average fair values of $34.30 and $20.47, respectively. During the quarter ended September 30, 2018 and 2017, the Company granted 53,903 and 500 restricted stock units at a weighted average fair value of $170.74 and $122.57, respectively. During the quarter ended September 30, 2018, the Company granted 11,279 shares of restricted common stock shares at a grant date fair value of $177.32. The Company did not grant any shares of restricted common stock during the quarter ended September 30, 2017.

Stock options for 166,577 and 32,625 shares of common stock with total intrinsic values of $14.9 million and $0.9 million were exercised during the quarter ended September 30, 2018 and 2017, respectively.

Stock-based compensation expense of $11.6 million and $3.8 million was included in selling, general and administrative expenses for the quarter ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $42.7 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.4 years.

Note 10. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2018	2017
Interest expense	$(5,239)	$(2,243)
Interest income	102	76
Other non-operating income (expense), net	(3,040)	(897)
Total other income (expense)	$(8,177)	$(3,064)

Note 11. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2019 and 2018 was 1.0% and 30.9% of consolidated earnings before income taxes, respectively. The change in the company’s tax rate for the first quarter of fiscal 2019 compared to first quarter of fiscal 2018 was driven by a reduced federal income tax rate as a result of tax legislation and the impact of discrete tax items including the tax benefit of stock options exercises. The company recognized a net benefit related to discrete tax items of $4.2 million during the first quarter of fiscal 2019 compared to $0.4 million net expense during the first quarter of fiscal 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Tax Act added many new provisions including changes the deduction for executive compensation, a tax on global intangible low taxed income (“GILTI”), the base erosion anti abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). The SEC staff issued Staff Accounting Bulletin (“SAB 118”) later codified as ASU 2018-05 Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118, which provides a measurement period of up to one year from the Tax Act’s enactment date to complete the accounting for the effects of the Tax Act.

We complied with SAB No. 118 when preparing our quarterly consolidated financial statements for the period ended September 30, 2018. Reasonable estimates were used in determining several of the components of the impact of the Tax Act, including our fiscal 2018 deferred income tax activity and the amount of post-1986 foreign deferred earnings subject to the repatriation transition tax. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and the amount of the repatriation transition tax liability, and ultimately cause us to revise our initial estimates in future periods. In addition, changes in interpretations, assumptions and guidance regarding the Tax Act, as well as the potential for technical corrections, could have a material impact on our effective tax rate in future periods. No material adjustments were made during the period ended September 30, 2018 to initial estimates for the impact of the Tax Act recorded in fiscal year 2018.  The Company has not yet elected an accounting policy related to GILTI.

Note 12. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses.  The Protein Sciences and Diagnostics and Genomics reportable segments both include consumables, instruments, services and royalty revenue.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2018	2017
Net sales:
Protein Sciences	$126,391	$108,113
Diagnostics and Genomics	36,747	36,589
Intersegment	(168)	(89)
Consolidated net sales	$162,970	$144,613
Operating income:
Protein Sciences	$54,614	$46,209
Diagnostics and Genomics	2,536	7,279
Segment operating income	57,150	53,488
Costs recognized on sale of acquired inventory	(935)	(318)
Amortization of acquisition related intangible assets	(14,276)	(11,379)
Acquisition related expenses	(2,631)	(9,533)
Stock-based compensation	(11,565)	(3,795)
Corporate general, selling, and administrative expenses	(1,980)	(2,432)
Consolidated operating income	$25,763	$26,031

Note 13. Subsequent Events:

In October 2018, the company entered into forward starting swaps designated as cash flow hedges on $380 million of outstanding debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2018. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

OVERVIEW

Bio-Techne Corporation and its subsidiaries operate worldwide with two reportable business segments, Protein Sciences and Diagnostics and Genomics, both of which service the life science and diagnostic markets. The Protein Sciences reporting segment is one of the world’s leading suppliers of specialized proteins such as cytokines and growth factors, immunoassays, antibodies and reagents, to the biotechnology community. The Protein Sciences segment also provides an array of platforms useful in various areas of protein analysis. The Diagnostics and Genomics reporting segment provides blood chemistry and blood gas quality controls, hematology instrument controls, diagnostics immunoassays and other bulk and custom reagents for the in vitro diagnostic market. The Diagnostics and Genomics segment also develops and provides in situ hybridization products and exosome-based diagnostics for various pathologies, including prostate cancer.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions.

On July 2, 2018, the Company acquired QT Holdings Corporation (Quad) for approximately $20.4 million, net of cash acquired, plus contingent consideration of up to $51.0 million, subject to achievement of certain product development milestones and revenue thresholds. Quad’s QuickGel technology for cell separation and activation provides process improvements for clinical grade cell and gene therapy applications.

On August 1, 2018, the Company acquired Exosome Diagnostics, Inc. (ExosomeDx) for approximately $251.8 million, net of cash acquired, plus contingent consideration of up to $325.0 million, subject to the achievement of certain EBITA thresholds. ExosomeDx’s exosome-based diagnostics for various pathologies, including prostate cancer, provide a non-invasive method for performing a liquid biopsy.

RESULTS OF OPERATIONS

Consolidated net sales increased 13% for the quarter ended September 30, 2018 compared to the same prior year period. Organic growth was 10% for quarter ended September 30, 2018 compared to the same prior year period, with acquisitions since October 1, 2017 (acquisitions) contributing 4% and foreign currency translation having an unfavorable impact of 1%.

Consolidated net earnings increased 10% for the quarter ended September 30, 2018 compared to the same prior year period due to volume leverage, operational productivity, and lower income tax expense as a result of a reduced federal income tax rate and the tax benefit of discrete items, partially offset by acquisition mix and increased stock compensation expense recognized as a result of a new retirement policy implemented during the fourth quarter of fiscal 2018.

Net Sales

Consolidated net sales for the quarter ended September 30, 2018 were $163.0 million, an increase of 13% from the same prior year period. Organic growth for quarter ended September 30, 2018 was 10%. Reported net sales for the quarter ended September 30, 2018 included growth from acquisitions of 4% and an unfavorable impact from foreign currency translation of 1%.

For quarter ended September 30, 2018 by geography, sales in the US grew over 10% organically, with strong growth in Academia end-market. Europe sales grew over 10% organically, with double digit growth in both the BioPharma and Academia end-markets. China sales grew over 30% organically, led by our genomics consumables and instrument related products.

Gross Margins

Consolidated gross margins for the quarter ended September 30, 2018 and September 30, 2017 were 66.0% and 67.7%, respectively. Consolidated gross margins for the quarter ended September 30, 2018 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired since October 1, 2017. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2018	2017
Consolidated gross margin percentage	66.0%	67.7%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.6%	0.2%
Amortization of intangibles	5.4%	4.2%
Non-GAAP adjusted gross margin percentage	72.0%	72.1%

Consolidated non-GAAP adjusted gross margins were 72.0% for the quarter ended September 30, 2018, down 0.1% from the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.8 million (15%) for the quarter ended September 30, 2018 from the same prior year period. The increase was driven by increased stock compensation expense and additional expense from recent acquisitions, including ExosomeDx and Quad, which were acquired during the first quarter of fiscal 2019, and Eurocell and Atlanta, which were acquired during the third quarter of fiscal 2018.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2018 increased $1.2 million (9%) from the same prior year period. The increase was driven by additional expense from recent acquisitions, namely ExosomeDx.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2018	2017
Net sales (in thousands)	$126,391	$108,113
Operating margin percentage	43.2%	42.7%

Protein Science’s net sales for the quarter ended September 30, 2018 were $126.4 million with reported growth of 17% compared to the same prior year period. Organic growth for the quarter ended September 30, 2018 was 14% with acquisitions contributing 4% and currency translation having an unfavorable impact of 1%. Segment growth was broad-based and especially strong in the proteins and cell therapy consumables as well as the Simple Western and Simple Plex instrument product categories.

The operating margin for the quarter ended September 30, 2018 was 43.2% compared to 42.7% for the same prior year period. Operating income margin was favorably impacted by product mix, volume leverage, and operational productivity.

Diagnostics and Genomics

	Quarter Ended
	September 30,
	2018	2017
Net sales (in thousands)	$36,747	$36,589
Operating margin percentage	6.9%	19.9%

Diagnostics and Genomics’ net sales for the quarter ended September 30, 2018 were $36.7 million compared to $36.6 million for the same prior year period. Double digit sales growth from the ACD consumables brand was offset by the timing of OEM consumables shipments from the diagnostic components product lines.

The operating margin for the segment was 6.9% for the quarter ended September 30, 2018 compared to 19.9% for the same prior year period. Operating income margin was negatively impacted by lower margin acquisitions made in this segment, namely ExosomeDx.

Income Taxes

Income taxes for the quarter ended September 30, 2018 were at an effective rate of 1.0% of consolidated earnings before income taxes compared to 30.9% for the quarter ended September 30, 2017. The change in the company’s tax rate was driven by a reduced federal income tax rate as a result of tax legislation and the impact of discrete tax items including the tax benefit of stock options exercises.

The forecasted tax rate as of the first quarter of fiscal 2019 before discrete items is 24.6% compared to the prior year forecasted tax rate as of the first quarter of fiscal 2018 before discrete items of 29.5%. The 4.9% reduction in the rate is primarily due to changes the federal corporate income tax rate from 35% to 21% as a result of tax legislation. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2019 to range from 23% to 26%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2018	2017
Net earnings	$17,403	$15,863
Identified adjustments:
Costs recognized upon sale of acquired inventory	935	318
Amortization of acquisition intangibles	14,276	11,379
Acquisition related expenses	2,722	9,619
Stock-based compensation	11,565	3,795
Realized and unrealized (gain)loss on investments	2,202	-
Tax impact of above adjustments	(6,712)	(5,121)
Tax impact of discrete tax items	(4,176)	(1,875)
Non-GAAP adjusted net earnings	$38,215	$33,978
Non-GAAP adjusted net earnings growth	12.5%	7.4%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter ended September 30, 2018 and September 30, 2017.

	Quarter Ended
	September 30,
	2018	2017
Reported GAAP tax rate	1.0%	30.9%
Tax rate impact of:
Identified non-GAAP adjustments	(2.1)%	(5.5)%
Discrete tax items	23.6%	3.9%
Non-GAAP adjusted tax rate	22.5%	29.3%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2018 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, cash and cash equivalents and available-for-sale investments were $163.7 million compared to $181.8 million as of June 30, 2018. Included in available-for-sale-investments as of September 30, 2018 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $52.1 million. The fair value of the Company's CCXI investment at June 30, 2018 was $54.3 million.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $325.0 million and $51.0 million related to the ExosomeDx and Quad acquisitions. The fair value of the remaining payments is $6.8 million as of September 30, 2018.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $39.4 million from operating activities in the first quarter of fiscal 2019 compared to $44.7 million in the first quarter of fiscal 2018. The decrease from the prior year was primarily due to increases in operating assets and decreases in operating liabilities, net of acquisitions.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Net cash paid for acquisitions was $272.2 million in the first quarter of fiscal 2019 for the Quad and ExosomeDx acquisitions compared to $10.6 million paid for the Trevigen acquisition in the first quarter of fiscal 2018.

Capital expenditures for fixed assets for the first quarter of fiscal 2019 and 2018 were $4.1 million and $5.3 million, respectively. Capital expenditures for the first quarter of fiscal 2019 were mainly for facility expansion as well as laboratory and computer equipment. Capital expenditures for the remainder of fiscal 2019 are expected to be approximately $20 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2019 and 2018, the Company paid cash dividends of $12.1 million and $12.0 million, respectively, to all common shareholders. On October 30, 2018, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.1 million, will be payable November 23, 2018 to all common shareholders of record on November 9, 2018.

Cash of $16.5 million and $3.8 million was received during the first quarter of fiscal 2019 and 2018, respectively, from the exercise of stock options.

During the first quarter of fiscal 2019, the Company made payments of $339.0 million towards the balance of its previous line-of-credit facility and borrowed $330.0 million and $250.0 million under its new line-of-credit facility and term loan, respectively. During the first quarter of fiscal 2019, the Company also made payments of $15.0 million and $3.1 million towards the balance of its new line-of-credit facility and term loan, respectively. During the first quarter of fiscal 2018, the Company made payments of $6.0 million payment towards the balance of its previous line-of-credit facility.

The Company made no payments towards contingent consideration liabilities during the first quarter of fiscal 2019. During the first quarter of fiscal 2018, the Company made $35.0 million in cash payments towards the CyVek contingent consideration liability. The Company also made a $2.3 million payment for the Space acquisition during the first quarter of fiscal 2018. This payment is included within other financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the August 2018 Credit Agreement and the contingent consideration associated with the Quad and Exosome acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended September 30, 2018.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2018 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the first quarter of fiscal 2019 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measures for adjusted gross margin and adjusted net earnings, in total and on a per share basis, exclude the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, and acquisition-related expenses. The Company excludes amortization of purchased intangible assets and purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses, from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity.

The Company’s non-GAAP adjusted net earnings, in total and on a per share basis, also excludes stock-based compensation expense, restructuring, impairments of equity method investments, realized and unrealized gains and losses from investments, and certain adjustments to income tax expense. Stock-based compensation is excluded from non-GAAP adjusted earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, and the variety of award types. Impairments of equity investments are excluded as we do not have significant influence over these investments and they are not part of our day-to-day operating decisions. Additionally, gains and losses both realized and unrealized from other investments that are either isolated or cannot be expected to occur again with any predictability are excluded.   Costs related to restructuring activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

The Company periodically reassesses the components of our non-GAAP adjustments for changes in how we evaluate our performance, changes in how we make financial and operational decisions, and considers the use of these measures by our competitors and peers to ensure the adjustments are still relevant and meaningful.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, economic instability in Eurozone countries, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2018 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $52.1 million. As of September 30, 2018, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $5.2 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2018, approximately 28% of consolidated net sales were made in foreign currencies, including 13% in euros, 5% in British pound sterling, 5% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2018	2017
Euro	$1.17	$1.18
British pound sterling	1.31	1.31
Chinese yuan	0.15	0.15
Canadian dollar	0.77	0.80

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2018 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$3,348
Decrease in translation of net assets of foreign subsidiaries	40,571
Additional transaction losses	688

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

As previously announced, we acquired Quad on July 2, 2018 and ExosomeDx on August 1, 2018. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

Other than the acquisitions discussed above, there were no other changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The results reported in this quarterly report include those of Quad and ExosomeDx.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 7, 2018, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Other than additional risks identified below associated with our acquisition of Exosome Diagnostics during the quarter ended September 30, 2018, there have been no other material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2018.

Our ExoDx Prostate(IntelliScore), or EPI test, may not receive or maintain government or private reimbursement coverage for clinical laboratory testing as planned, which may have a material adverse effect upon the revenue and profits for this product line.

Our newest acquisition, Exosome Diagnostics, launched the EPI test, which is a non-invasive urine test that accurately predicts the aggressiveness of prostate cancer, in early 2018. We are currently seeking coverage decisions regarding reimbursement from both public and private payers. However the process and timeline for obtaining coverage decisions is uncertain and difficult to predict. Moreover, federal and state government payers, such as Medicare and Medicaid, as well as insurers, including managed care organizations, continue to increase their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress considers and implements changes in Medicare fee schedules affecting reimbursement rates in conjunction with budgetary legislation. The first phase of reductions pursuant to Protecting Access to Medicare Act (PAMA) came into effect on January 1, 2018, and will continue annually, subject to certain phase-in limits through 2023, and without such limitations for subsequent periods. Further, reimbursement reductions due to changes in policy regarding coverage of tests or other requirements for payment (such as prior authorization, diagnosis code and other claims edits, or a physician or qualified practitioner’s signature on test requisitions) may be implemented from time to time. Still further, changes in third-party payer regulations, policies, or laboratory benefit or utilization management programs, as well as actions by federal and state agencies regulating insurance, including healthcare exchanges, or changes in other laws, regulations, or policies, may have a material adverse effect on revenue and earnings associated with Exosome Diagnostics’ EPI product.

The Company could face significant monetary damages and penalties and/or exclusion from government programs if its Exosome Diagnostics’ EPI business violates federal, state, local or international laws including, but not limited to, anti-fraud and abuse laws.

As a healthcare provider, the Company’s Exosome Diagnostics’ EPI business is subject to extensive regulation at the federal, state, and local levels in the U.S. and other countries where it operates. The Company’s failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians, hospitals, and health systems, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid, and possibly prohibitions or restrictions on the use of its laboratories. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships it has with third parties.

The Company’s Exosome Diagnostics EPI business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of Medicare, Medicaid or government agencies where the Company operates its laboratory.

    The commercial laboratory testing industry is subject to extensive U.S. regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all clinical laboratories operating in the U.S. by requiring that they be certified by the federal government or by a federally approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, the Company’s EPI business is subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company's EPI business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on the Company’s EPI business. In addition, compliance with future legislation could impose additional requirements on the Company, which may be costly.

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation and have a material adverse effect upon the Company’s business, a risk that has been elevated with the acquisition of Exosome Diagnostics, whose laboratory testing service is a healthcare provider that obtains and uses protected health information.

    If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of personal or health information, it could be subject to monetary fines, civil penalties or criminal sanctions.  In the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy and security regulations, including the expanded requirements under U.S. Health Information Technology for Economic and Clinical Health Act (HITECH), establish comprehensive standards with respect to the use and disclosure of protected health information (PHI) by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. HIPAA restricts the Company’s ability to use or disclose PHI, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. If the laboratory operations for the Company’s EPI business use or disclose PHI improperly under these privacy regulations, they may incur significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended September 30, 2018.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: November 7, 2018	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 7, 2018	/s/ James Hippel
James Hippel
Principal Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit #	Description

10.1	**

Credit Agreement by and among Bio-Techne Corporation, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, -- incorporated by reference to Exhibit 10.1 of the Company’s 8-K dated August 2, 2018.*

10.2	**	Second Amended and Restated 2010 Equity Incentive Plan – incorporated by referenced to Exhibit 10.1 of the Company’s 8-K dated October 26, 2018.*

10.3	**

Form of Director Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan – incorporated by referenced to Exhibit 10.2 of the Company’s 8-K dated October 26, 2018.*

10.4	**

Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan -- incorporated by referenced to Exhibit 10.3 of the Company’s 8-K dated October 26, 2018.*

10.5	**	Form of Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan -- incorporated by referenced to Exhibit 10.4 of the Company’s 8-K dated October 26, 2018.*

10.6	**	Form of Performance Unit Agreement for Second Amended and Restated 2010 Equity Incentive Plan -- incorporated by referenced to Exhibit 10.5 of the Company’s 8-K dated October 26, 2018.*

10.7	**	Form of Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan -- incorporated by referenced to Exhibit 10.6 of the Company’s 8-K dated October 26, 2018.*

10.8	**	Form of Restricted Stock Unit Agreement for Second Amended and Restated 2010 Equity Incentive Plan -- incorporated by referenced to Exhibit 10.7 of the Company’s 8-K dated October 26, 2018.*

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

-------------

*     Incorporated by reference; SEC File No. 000-17272

**   Management contract or compensatory plan or arrangement