Form 10-Q
period 2018-12-31
BIO-TECHNE Corp
filed 2019-02-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018, or

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

At February 1, 2019, 37,766,000 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$174,510	$154,153	$337,480	$298,766
Cost of sales	61,492	52,319	116,859	99,064
Gross margin	113,018	101,834	220,621	199,702
Operating expenses:
Selling, general and administrative	63,603	63,775	130,655	122,064
Research and development	15,812	13,911	30,602	27,459
Total operating expenses	79,415	77,686	161,257	149,523
Operating income	33,603	24,148	59,364	50,179
Other income (expense)	(11,836)	(2,417)	(20,012)	(5,480)
Earnings before income taxes	21,767	21,731	39,352	44,699
Income tax expense (benefit)	4,211	(27,116)	4,394	(20,011)
Net earnings	$17,556	$48,847	$34,958	$64,710
Other comprehensive income:
Foreign currency translation adjustments	(8,464)	1,524	(9,600)	8,492
Unrealized gain (loss) on derivative instruments - cash flow hedges	(3,915)	-	(3,915)	-
Unrealized gain (loss) on available-for-sale investments	-	(8,582)	-	(16,374)
Other comprehensive (loss) income	(12,379)	(7,058)	(13,515)	(7,882)
Comprehensive income	$5,177	$41,789	21,443	$56,828
Earnings per share:
Basic	$0.46	$1.30	$0.93	$1.73
Diluted	$0.45	$1.29	$0.90	$1.71
Cash dividends per common share:	$0.32	$0.32	$0.64	$0.64
Weighted average common shares outstanding:
Basic	37,766	37,449	37,732	37,412
Diluted	38,748	37,926	38,782	37,816

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

(unaudited)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$85,886	$121,990
Short-term available-for-sale investments	70,647	59,764
Accounts receivable, less allowance for doubtful accounts of $1,012 and $839, respectively	113,283	120,296
Inventories	90,905	85,648
Other current assets	19,213	10,668
Total current assets	379,934	398,366
Property and equipment, net	145,262	145,348
Goodwill	706,355	597,890
Intangible assets, net	608,273	446,332
Other assets	5,008	5,266
Total assets	$1,844,832	$1,593,202
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$16,013	$18,452
Salaries, wages and related accruals	19,677	23,710
Accrued expenses	25,862	20,361
Contract liabilities	8,396	8,109
Income taxes payable	4,984	8,878
Contingent portion of long-term debt obligations	12,500	-
Total current liabilities	87,432	79,510

Deferred income taxes	104,113	86,293
Long-term debt obligations, net of deferred financing costs of $388 and $0 respectively	532,869	339,000
Long-term contingent consideration payable	6,000	-
Other long-term liabilities	17,993	9,338

Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,734,646 and 37,607,500, respectively	377	376
Additional paid-in capital	283,854	246,568
Retained earnings	895,205	876,931
Accumulated other comprehensive loss	(83,011)	(44,814)
Total shareholders' equity	1,096,425	1,079,061
Total liabilities and shareholders’ equity	$1,844,832	$1,593,202

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$34,958	$64,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,930	31,038
Costs recognized on sale of acquired inventory	1,869	582
Deferred income taxes	(9,106)	(43,537)
Stock-based compensation expense	18,426	8,839
Fair value adjustment to contingent consideration payable	(700)	19,900
Fair value adjustment on available for sale investments	9,366	-
Other operating activity	2,340	1,556
Change in operating assets and operating liabilities, net of acquisition:
Accounts receivable	7,848	18,636
Inventories	(8,212)	(7,513)
Prepaid expenses	(2,258)	1,321
Trade accounts payable and accrued expenses	5,385	(4,736)
Salaries, wages and related accruals	(3,937)	454
Income taxes payable	(8,898)	(7,372)
Net cash provided by operating activities	86,011	83,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(272,287)	(10,644)
Proceeds from maturities of available-for-sale investments	5,334	6,563
Purchases of available-for-sale investments	(26,000)	(3,061)
Purchases of property and equipment	(8,794)	(11,608)
Net cash used in investing activities	(301,747)	(18,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(24,151)	(23,946)
Proceeds from stock option exercises	18,860	6,699
Re-purchases of common stock	(15,404)	-
Borrowings under credit agreement	580,000	25,000
Payments on credit agreement	(373,250)	(6,000)
Payments of contingent consideration	-	(35,000)
Other financing	(4,731)	(2,157)
Net cash provided by (used in) financing activities	181,324	(35,404)

Effect of exchange rate changes on cash and cash equivalents	(1,692)	122
Net increase (decrease) in cash and cash equivalents	(36,104)	29,846
Cash and cash equivalents at beginning of period	121,990	91,612
Cash and cash equivalents at end of period	$85,886	$121,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,812	$3,630
Cash paid for income taxes	$19,135	$27,873

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

Effective in the first quarter of fiscal year 2019, the Company changed its reportable segments due to changes in its underlying organizational model designed to better support the business following recent acquisitions and to facilitate global growth. The Company did not operate under the realigned reportable segment structure prior to fiscal year 2019. As a result, the Company’s new segment structure will focus on synergies between our existing businesses including sharing certain functions such as sales resources, with its five existing operating segments aggregated into two reportable segments as follows:

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

The Company recorded a net increase to beginning retained earnings of $98,000 as of  July 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the transition to over-time revenue recognition on custom development projects, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of and for the quarter and six month period ended  December 31, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 for additional disclosures required by ASC 606.

In January 2016, the FASB issued ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities. The standard is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. Among other changes, there will no longer be an available-for-sale classification for which changes in fair value are currently reported in other comprehensive income for equity securities with readily determinable fair values. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 was effective for us on July 1, 2018 which required a cumulative effect adjustment to opening retained earnings to be recorded for equity investments with readily determinable fair values. As of the adoption date, we held publicly traded equity investments with a fair value of $54.3 million in a net unrealized gain position of $35.4 million, and having an associated deferred tax liability of $8.3 million. We recorded a cumulative-effect adjustment of $27.1 million to decrease Accumulated Other Comprehensive Income (AOCI) with a corresponding increase to retained earnings for the amount of unrealized gains, net of tax as of the beginning of fiscal year 2019. As a result of the implementation of ASU 2016-01, effective on July 1, 2018 unrealized gains and losses in equity investments with readily determinable fair values are recorded on the Consolidated Statement of Income within other (expense)income. We recorded a loss in other (expense)income of $7.2 million and $9.4 million for the quarter and six month period ended December 31, 2018 as a result of adopting this standard. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility previously recorded in Other Comprehensive Income (OCI) related to changes in the fair market value of available-for-sale equity investments will now be reflected in net income effective with the adoption date.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard changes the designation and measurement guidance for qualifying hedging relationships to better align financial reporting to risk management activities.  As part of the guidance, the entire change in fair value of a qualifying hedging instrument will be recorded within other comprehensive income which is then reclassified into earnings in the same period or periods during which the hedged item impacts earnings. Additionally, the gain or loss resulting from the hedging activity will be presented in the same income statement line item as the hedged item. The standard is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, which for us is July 1, 2019. Early adoption is permitted. We elected to early adopt ASU 2017-12 on October 1, 2018, prior to the Company entering into cash flow hedges as described in Note 5. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Note 2. Revenue Recognition:

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. The vast majority of service revenues consist of extended warranty contracts, post contract support (“PCS”), and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. The remaining service revenues were not material to the period and consist of laboratory services recognized at point in time. Given the Company does not have significant historical experience collecting payments from Medicare or insurance providers, the Company considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Accordingly, the Company did not record revenue upon completion of the performance obligation, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. Royalty revenues are based on net sales of the Company’s licensed products by a third party. We recognize royalty revenues in the period the sales occur using third party evidence. The Company has also elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company has elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance.  The Company's unfulfilled performance obligations were not material as of December 31, 2018.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense costs of obtaining contracts less than one year that would otherwise be capitalized and amortized over the contract period. Contract assets as of December 31, 2018 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of December 31, 2018 and June 30, 2018 were approximately $9.7 million and $9.3 million, respectively. Contract liabilities as of June 30, 2018 subsequently recognized as revenue during the quarter and six month period ended December 31, 2018 were approximately $2.0 million and $5.6 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Consumables	$139,904	$125,646	$275,557	$245,748
Instruments	19,666	17,565	35,012	30,850
Services	9,162	8,660	17,462	17,038
Total product and services revenue, net	168,732	151,871	$328,031	$293,636
Royalty revenues	5,778	2,282	9,449	5,130
Total revenues, net	$174,510	$154,153	$337,480	$298,766

Revenue by geography is as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
United States	$92,902	$80,600	$183,358	$160,411
EMEA, excluding United Kingdom	38,446	36,374	73,677	67,764
United Kingdom	8,838	8,188	15,967	15,112
APAC, excluding Greater China	13,418	11,843	25,047	23,332
Greater China	16,312	13,192	29,734	23,909
Rest of World	4,594	3,956	9,697	8,238
Total revenues, net	$174,510	$154,153	$337,480	$298,766

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	December 31, 2018	June 30, 2018
Raw materials	$35,253	$30,956
Finished goods	55,652	54,692
Inventories, net	$90,905	$85,648

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2018	2018
Land	$7,065	$7,065
Buildings and improvements	170,772	170,110
Machinery and equipment	118,487	107,625
Property and equipment, cost	296,324	284,800
Accumulated depreciation and amortization	(151,062)	(139,452)
Property and equipment, net	$145,262	$145,348

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2018	2018
Developed technology	$497,546	$305,303
Trade names	88,988	89,608
Customer relationships	209,674	212,228
Patents	1,850	1,401
Intangible assets	798,058	608,540
Accumulated amortization	(189,785)	(162,208)
Intangible assets, net	$608,273	$446,332

Changes to the carrying amount of net intangible assets for the six months ended December 31, 2018 consist of (in thousands):

Beginning balance	$446,332
Acquisitions	193,400
Other additions	409
Amortization expense	(29,354)
Currency translation	(2,514)
Ending balance	$608,273

The estimated future amortization expense for intangible assets as of December 31, 2018 is as follows (in thousands):

2019 (remainder)	$30,193
2020	59,752
2021	59,406
2022	57,746
2023	55,871
Thereafter	345,305
Total	$608,273

Goodwill:

Changes to the carrying amount of goodwill for the six months ended December 31, 2018 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$347,918	$249,972	$597,890
Acquisitions (Note 4)	13,554	99,027	112,581
Currency translation	(4,061)	(55)	(4,116)
Ending balance	$357,411	$348,944	$706,355

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

No triggering events were identified during the six months ended December 31, 2018. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

Note 4. Acquisitions:

We periodically complete business combinations that align with our business strategy. Acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date and the results of operations of each acquired business are included in our Condensed Consolidated Statement of Earnings and Comprehensive Income from their respective dates of acquisition. Acquisition costs are recorded in selling, general and administrative expenses as incurred.

Quad Technologies

On July 2, 2018, the Company acquired QT Holdings Corporation (Quad) for approximately $20.5 million, net of cash acquired, plus contingent consideration of up to $51.0 million, subject to certain product development milestones and revenue thresholds. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Protein Sciences reportable segment in the first quarter of fiscal year 2019.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize by the end of the fourth quarter of fiscal year 2019 when we have completed our valuation models for acquired intangible assets, including the determination of related estimated useful lives, and finalized our income tax assessment of acquired net operating losses (NOLs). Amounts for intangible assets and related deferred tax liabilities, acquired NOLs, and goodwill also remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Adjusted Preliminary Allocation at December 31, 2018
Current assets, net of cash	$36	$-	$36
Equipment and other long-term assets	284	-	284
Intangible assets:
Developed technology	20,000	(6,600)	13,400
Goodwill	9,790	3,764	13,554
Total assets acquired	30,110	(2,836)	27,274
Liabilities	765	-	765
Deferred income taxes, net	3,741	(2,593)	1,148
Net assets acquired	$25,604	$(243)	$25,361

Cash paid, net of cash acquired	$20,404	$57	$20,461
Fair value of contingent consideration	5,200	(300)	4,900
Net assets acquired	$25,604	$(243)	$25,361

As summarized in the table, there were adjustments totaling $3.8 million to goodwill during the measurement period. These adjustments primarily relate to refinements made to acquired intangible asset cash flow models, an update in the discount rate used in the contingent consideration calculation based on refinements made in the acquired intangible asset cash flow models, and adjustments to preliminary deferred tax amounts based on updated assessments of the applicability of certain NOLs.

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology was estimated based on management's forecasted cash inflows and outflows using a multi-period excess earnings method to calculate the fair value of assets purchased. The preliminary amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2019 are estimated to be 15 years for developed technology. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

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

The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Diagnostics and Genomics reportable segment in the first quarter of fiscal year 2019.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize these by the end of fourth quarter of fiscal year 2019 when we have completed our assessment of the working capital adjustment, completed our identification and valuation models for acquired intangible assets, including our assessment of the ExosomeDx trade name and the determination of related estimated useful lives, and finalized our income tax assessment of acquired NOLs. Amounts for acquired current assets and liabilities, intangible assets, related deferred tax liabilities, and goodwill also remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Adjusted Preliminary Allocation at December 31, 2018
Current assets, net of cash	$5,118	$(2,561)	$2,557
Equipment and other long-term assets	2,212	-	2,212
Intangible assets:
Developed technology	180,000	-	180,000
Goodwill	96,592	2,435	99,027
Total assets acquired	283,922	(126)	283,796
Liabilities	2,624	(126)	2,498
Deferred income taxes, net	27,673	-	27,673
Net assets acquired	$253,625	$-	$253,625

Cash paid, net of cash acquired	$251,825	$-	$251,825
Fair value of contingent consideration	1,800	-	1,800
Net assets acquired	$253,625	$-	$253,625

As summarized in the table, there were adjustments totaling $2.4 million to goodwill during the measurement period. These adjustments relate to refinements within working capital, primarily for updates to the net realizable value of certain acquired receivables based on factors existing on the acquisition date.

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

Note 5. Fair Value Measurements:

The Company’s financial instruments include cash and cash equivalents, available for sale investments, accounts receivable, accounts payable, contingent consideration obligations, derivative instruments, and long-term debt.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	December 31, 2018	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$44,920	$44,920	$-	$-
Corporate bond securities (2)	25,727	25,727	-	-
Total Assets	$70,647	$70,647	$-	$-

Liabilities
Contingent Consideration	$6,000	$-	$-	$6,000
Derivative Instruments - Cash Flow Hedges	5,131	-	5,131	-
Total Liabilities	$11,131	$-	$5,131	$6,000

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2018	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$54,286	$54,286	$-	$-
Corporate bond securities (2)	5,478	5,478	-	-
Total Assets	$59,764	$59,764	$-	$-

Liabilities
Contingent Consideration	$-	$-	$-	$-
Derivative Instruments - Cash Flow Hedges	-	-	-	-
Total Liabilities	$-	$-	$-	$-

(1)	Included in available-for-sale investments on the balance sheet. The cost basis in the Company's investment in CCXI at December 31, 2018 and June 30, 2018 was $18.8 million
(2)	Included in available-for-sale investments on the balance sheet. The certificate of deposits have contractual maturity dates within one year.

Fair value measurements of available for sale securities

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company will exchange, at specified intervals, the difference between floating and fixed interest amounts based on $380 million of notional principal amount. The change in the fair value of the instrument is reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company did not reclassify any amounts out of other comprehensive income into interest expense during the quarter and six month period ended December 31, 2018. The liability related to the derivative instrument was recorded within Other long-term liabilities on the Consolidated Balance Sheet. The instrument was valued using observable market inputs in active markets and therefore classified as a Level 2 liability.

Fair value measurements of contingent consideration

In connection with the ExosomeDx and Quad acquisitions the Company is required to make contingent consideration payments of up to $325.0 million and $51.0 million, respectively. The contingent consideration payments are subject to ExosomeDx achieving certain EBITA thresholds and Quad meeting certain product development milestones and revenue thresholds. The preliminary fair value of the liabilities for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $6.7 million ($1.8 million for ExosomeDx and $4.9 million for Quad) as discussed in Note 4.  The preliminary fair value of the development milestone payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations were probability of success, duration of the earn-out, and discount rate.   The preliminary fair value for the EBITA and revenue milestone payments was determined using a Monte Carlo simulation-based model discounted to present value.  Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2018 (in thousands):

	Quarter Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Fair value at the beginning of period	$6,800	$-
Purchase price contingent consideration (Note 4)	(300)	6,700
Change in fair value of contingent consideration	(500)	(700)
Payments	-	-
Fair value at the end of period	$6,000	$6,000

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

Cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable – The carrying amounts reported in the Condensed Consolidated Balance Sheet approximate fair value because of the short-term nature of these items.

Long-term debt – The carrying amounts reported in the Condensed Consolidated Balance Sheet for the amount drawn on our line-of-credit facility and borrowed under our term loan approximate fair value because our interest rate is variable and reflects current market rates.

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. At the closing on August 1, 2018, the Company borrowed $250.0 million under the term loan and $330.0 million under the revolving credit facility. As of December 31, 2018, the outstanding balance under the Credit Agreement was $545.8 million.

Note 7. Supplemental Equity and Accumulated Other Comprehensive Income (loss):

Consolidated Changes in Equity (amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2018	37,608	$376	$246,568	$876,931	$(44,814)	$1,079,061
Cumulative effect adjustments due to adoption of new accounting standards				24,780	(24,682)	98
Net earnings				17,403		17,403
Other comprehensive loss					(1,136)	(1,136)
Share repurchases						-
Surrender and retirement of stock to exercise options						-
Common stock issued for exercise of options	166	2	15,609			15,611
Common stock issued for restricted stock awards	24	0		(1,909)		(1,909)
Cash dividends				(12,066)		(12,066)
Stock-based compensation expense			11,327			11,327
Common stock issued to employee stock purchase plan	5	-	842			842
Employee stock purchase plan expense			238			238
Balances at September 30, 2018	37,803	$378	$274,584	$905,139	$(70,632)	$1,109,469
Net earnings				17,556		17,556
Other comprehensive loss					(12,379)	(12,379)
Share repurchases	(95)	(1)		(15,404)		(15,404)
Surrender and retirement of stock to exercise options						-
Common stock issued for exercise of options	24	0	2,408			2,408
Common stock issued for restricted stock awards	3	0		0		-
Cash dividends				(12,086)		(12,086)
Stock-based compensation expense			6,784			6,784
Common stock issued to employee stock purchase plan	0	0				-
Employee stock purchase plan expense			77			77
Balances at December 31, 2018	37,735	$377	$283,854	$895,205	$(83,011)	$1,096,425

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2017	37,356	$374	$199,161	$799,027	$(48,935)	$949,627
Net earnings				15,863		15,863
Other comprehensive loss					(824)	(824)
Surrender and retirement of stock to exercise options						0
Common stock issued for exercise of options	33	0	3,051			3,051
Common stock issued for restricted stock awards	13	0		(227)		(227)
Cash dividends				(11,958)		(11,958)
Stock-based compensation expense			3,718			3,718
Common stock issued to employee stock purchase plan	7	0	755			755
Employee stock purchase plan expense			77			77
Balances at September 30, 2017	37,409	$374	$206,762	$802,705	$(49,759)	$960,082
Net earnings				48,847		48,847
Other comprehensive loss					(7,058)	(7,058)
Surrender and retirement of stock to exercise options						-
Common stock issued for exercise of options	38	1	2,892			2,893
Common stock issued for restricted stock awards	22	-		-		-
Cash dividends				(11,988)		(11,988)
Stock-based compensation expense			4,985			4,985
Common stock issued to employee stock purchase plan	-		-			-
Employee stock purchase plan expense			59			59
Balances at December 31, 2017	37,470	$375	$214,697	$839,564	$(56,817)	$997,819

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in net unrealized gains (losses) on available for sale investments with readily determinable fair values in fiscal 2018, changes in foreign currency translation adjustments, and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges entered into in fiscal 2019. There were no reclassifications of gains (losses) from accumulated other comprehensive income (loss) to earnings during the six months ended December 31, 2018 and 2017.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows (in thousands):

	Unrealized
	Gains		Unrealized
	(Losses) on	Foreign	Gains
	Available-	Currency	(Losses) on
	for-Sale	Translation	Derivatives
	Investments	Adjustments	Instruments	Total
Beginning balance as of June 30, 2018	$24,682	$(69,496)	$-	$(44,814)
Cumulative effect adjustment for adoption for ASU 2018-02(1)	2,371	-	-	2,371
Cumulative effect adjustment for adoption for ASU 2016-01(1)	(27,053)	-	-	(27,053)
Other comprehensive income (loss), net of tax benefit of $1,216 on derivative instruments (2)	-	(9,600)	(3,915)	(13,515)
Ending balance as of December 31, 2018	$-	$(79,096)	$(3,915)	$(83,011)

(1)See Note 1 for further information related to the adoption of ASU 2016-01 and 2018-02.

(2) The gain (loss) on the forward starting interest rate swap will be reclassified into earnings beginning October 31, 2019. Approximately ($250) of the ($3,915) will be reclassified into earnings in the 12 months subsequent to  December 31, 2018.

	Unrealized
	Gains		Unrealized
	(Losses) on	Foreign	Gains
	Available-	Currency	(Losses) on
	for-Sale	Translation	Derivative
	Investments	Adjustments	Instruments	Total
Beginning balance as of June 30, 2017	$18,989	$(67,924)	$-	$(48,935)
Other comprehensive income (loss), net of tax benefit of $4,576 before reclassifications	(16,374)	8,492	-	(7,882)
Ending balance as of December 31.2017	$2,615	(59,432)	$-	$(56,817)

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Earnings per share – basic:
Net income	$17,556	$48,847	$34,958	$64,710
Income allocated to participating securities	(18)	(41)	(34)	(50)
Income available to common shareholders	$17,538	$48,806	$34,924	$64,660
Weighted-average shares outstanding – basic	37,766	37,449	37,732	37,412
Earnings per share – basic	$0.46	$1.30	$0.93	$1.73

Earnings per share – diluted:
Net income	$17,556	$48,847	$34,958	$64,710
Income allocated to participating securities	(18)	(41)	(34)	(50)
Income available to common shareholders	$17,538	$48,806	$34,924	$64,660
Weighted-average shares outstanding – basic	37,766	37,449	37,732	37,412
Dilutive effect of stock options and restricted stock units	982	477	1,050	404
Weighted-average common shares outstanding – diluted	38,748	37,926	38,782	37,816
Earnings per share – diluted	$0.45	$1.29	$0.90	$1.71

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.3 million and 1.6 million for the quarter ended December 31, 2018 and 2017, respectively and 1.3 million and 1.7 million for the six months ended December 31, 2018 and 2017, respectively.

Note 9. Share-based Compensation:

During the six months ended December 31, 2018 and 2017, the Company granted 0.9 million and 1.0 million stock options at weighted average grant prices of $174.10 and $118.97 and weighted average fair values of $34.69 and $21.58, respectively. During the six months ended December 31, 2018 and 2017, the Company granted 53,903 and 35,674 restricted stock units at a weighted average fair value of $170.74 and $125.02, respectively. During the six months ended December 31, 2018 and 2017, the Company granted 14,887 and 20,106 shares of restricted common stock shares at a grant date fair value of $177.93 and $125.05, respectively.

Stock options for 189,627 and 70,069 shares of common stock with total intrinsic values of $16.3 million and $2.8 million were exercised during the six months ended December 31, 2018 and 2017, respectively.

Stock-based compensation expense of $6.9 million and $5.0 million was included in selling, general and administrative expenses for the quarter ended December 31, 2018 and 2017, respectively. Stock-based compensation expense of $18.4 million and $8.8 million was included in selling, general, and administrative expenses for the six months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $37.8 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.2 years.

Note 10. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Six Months
	December 31,		December 31,
	2018	2017	2018	2017
Interest expense	$(5,759)	$(2,331)	(10,997)	$(4,574)
Interest income	114	68	216	144
Other non-operating income (expense), net	(6,191)	(154)	(9,231)	(1,050)
Total other income (expense)	$(11,836)	$(2,417)	(20,012)	$(5,480)

Note 11. Income Taxes:

The Company’s effective income tax rate for the second quarter of fiscal 2019 and 2018 was 19.3% and (124.8)% of consolidated earnings before income taxes, and (11.2)% and (44.8)% for the first six months of fiscal 2019 and 2018, respectively. The change in the Company’s tax rate for the second quarter and first six months of fiscal 2019 compared to second quarter and first six months of fiscal 2018 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $1.1 million during the second quarter and $5.3 million during the first six months of fiscal 2019.  U.S. tax reform (as described further below) resulted in $0.6 million tax benefit for the second quarter and first six months of fiscal 2019.  Share-based compensation excess tax benefit contributed $0.3 million and $3.7 million in the second quarter and first six months of 2019, respectively.

The Company recognized total net benefits related to discrete tax items of $31.0 million during the second quarter and $31.5 million during the first six months of fiscal 2018.  U.S. tax reform (as described further below) resulted in $33.5 million tax benefit for the second quarter and first six months of fiscal 2018.  This tax benefit was partially offset by a net discrete tax expense of $2.9 million and $3.8 million for the second quarter and first six months of fiscal 2018 related to the revaluation of contingent consideration, which is not tax deductible.

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

During the quarter, the Company recorded a net discrete benefit of $0.6 million related to the mandatory deemed repatriation tax calculation which is inclusive of a benefit for a dividends received deduction for certain foreign tax credits offset by an increased expense due to the Company’s refinement of the calculation as the tax return is being prepared as well as increased expense due to interpretation of guidance issued within the quarter.  The additional dividends received deduction is based on our assessment of the treatment under the applicable provisions of the Tax Act as currently written and enacted. If, in the future, Congress or the Department of the Treasury provides legislative or regulatory updates, this could change our assessment of the benefit associated with the dividends received deduction, and we may be required to recognize additional tax expense up to the full amount of the $4.3 million in the period such updates are issued.

Measurement period adjustments recorded during the second quarter and first six months of fiscal 2019 related to the mandatory repatriation inclusion and were approximately $2.1 million, all of which had an impact on the effective rate. The Company is at the end of the measurement period allowed under ASU 2018-05, but anticipates additional interpretations and clarifications to be issued by the U.S. Treasury Department, which may affect future period tax estimates. The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.

Note 12. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, stock based compensation, amortization of acquisition-related intangible assets and other acquisition-related expenses.  The Protein Sciences and Diagnostics and Genomics reportable segments both include consumables, instruments, services and royalty revenue.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales:
Protein Sciences	$135,462	$117,142	$261,852	$225,255
Diagnostics and Genomics	39,263	37,086	76,010	73,675
Intersegment	(215)	(75)	(382)	(164)
Consolidated net sales	$174,510	$154,153	$337,480	$298,766
Operating income:
Protein Sciences	$58,951	$50,218	$113,565	$96,427
Diagnostics and Genomics	(1,054)	5,888	1,482	13,167
Segment operating income	$57,897	$56,106	$115,047	$109,594
Costs recognized on sale of acquired inventory	(935)	(264)	(1,869)	(582)
Amortization of acquisition related intangible assets	(15,002)	(11,296)	(29,278)	(22,675)
Acquisition related expenses	(348)	(13,150)	(2,973)	(22,683)
Stock based compensation	(6,861)	(5,044)	(18,426)	(8,839)
Corporate general, selling, and administrative expenses	(1,148)	(2,204)	(3,137)	(4,636)
Consolidated operating income	$33,603	$24,148	$59,364	$50,179

Note 13. Subsequent Events:

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

On July 2, 2018, the Company acquired QT Holdings Corporation (Quad) for approximately $20.5 million, net of cash acquired, plus contingent consideration of up to $51.0 million, subject to achievement of certain product development milestones and revenue thresholds. Quad’s QuickGel technology for cell separation and activation provides process improvements for clinical grade cell and gene therapy applications.

On August 1, 2018, the Company acquired Exosome Diagnostics, Inc. (ExosomeDx) for approximately $251.8 million, net of cash acquired, plus contingent consideration of up to $325.0 million, subject to the achievement of certain EBITA thresholds. ExosomeDx’s exosome-based diagnostics for various pathologies, including prostate cancer, provide a non-invasive method for performing a liquid biopsy.

RESULTS OF OPERATIONS

Consolidated net sales increased 13% for the quarter and six months ended December 31, 2018 compared to the same prior year periods. Organic growth for the quarter and six months ended December 31, 2018 was 11% and 10%, respectively, compared to the same prior year periods, with acquisitions contributing 3% and 4%, respectively, and foreign currency translation having an unfavorable impact of 1% in both comparative periods.

Consolidated net earnings decreased to $17.6 million and $35.0 million for the quarter and six months ended December 31, 2018, respectively, as compared to $48.8 million and $64.7 million in the same prior year periods due to a $33.5 million tax benefit relating to U.S. tax reform impacting the prior year periods and current period losses on available-for-sale investments ($7.2 million and $9.4 million for the quarter and six months ended December 31, 2018, respectively), which were partially offset by increased operating income due to volume leverage and operational productivity.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2018 were $174.5 million and $337.5 million, respectively, an increase of 13% from the same prior year periods. Organic growth for the quarter and six months ended December 31, 2018 was 11% and 10%, respectively. Reported net sales for the quarter and six months ended December 31, 2018 included growth from acquisitions of 3% and 4%, respectively, and an unfavorable impact from foreign currency translation of 1%.

For the quarter and six months ended December 31, 2018 by geography, sales in the US grew over 10% organically, with strong growth in Academia end-market. Europe's organic sales grew in the high single-digits in the second quarter and over 10% in the six months ended December 31, 2018. China had organic sales growth in excess of 30% of the quarter and six months ended December 31, 2018, which represented broad-based revenue growth across Protein Sciences.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2018 were 64.8% and 65.4%, respectively, compared to 66.1% and 66.8% for the same prior year periods. Consolidated gross margins for the quarter and six months ended December 31, 2018 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired since December 31, 2017. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Consolidated gross margin percentage	64.8%	66.1%	65.4%	66.8%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.5%	0.2%	0.6%	0.2%
Amortization of intangibles	5.6%	3.9%	5.4%	4.1%
Non-GAAP adjusted gross margin percentage	70.9%	70.2%	71.4%	71.1%

Consolidated non-GAAP adjusted gross margins were 70.9% and 71.4%, respectively, for the quarter and six months ended December 31, 2018, up 0.7% and 0.3%, respectively, from the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.2 million (0.3%) for the quarter ended December 31, 2018 from the same prior year period. The decrease was driven by a reduction in acquisition related expenses, which was partially offset by increased payroll and stock compensation expense for entities acquired after December 31, 2017.

Selling, general and administrative expenses increased by $8.5 million (7.1%) for the six months ended December 31, 2018 from the same prior year period. The increase was driven by increased stock compensation expense and payroll expense for entities acquired after December 31, 2017, which was partially offset by a reduction in acquisition related expenses.

Research and Development Expenses

Research and development expenses increased $1.9 million (13.7%) and $3.1 million (11.4%), for the quarter and six month periods ended December 31, 2018, respectively, from the same prior year periods. The increase was driven by additional expense from recent acquisitions, namely ExosomeDx.

Segment Results

Protein Sciences

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales (in thousands)	$135,462	$117,142	$261,852	$225,255
Operating income margin percentage	43.5%	42.9%	43.4%	42.8%

Protein Sciences’ net sales for the quarter and six months ended December 31, 2018 were $135.5 million and $261.9 million, respectively, with reported growth of 16% and 16% compared to the same prior year periods. Organic growth for the quarter and six months ended December 31, 2018 were 14% and 14%, respectively, with acquisitions contributing 3% and currency translation having an unfavorable impact of 1%. Segment growth for the quarter and six months ended December 31, 2018 was broad-based and especially strong in the antibodies and cell therapy consumables as well as the Simple Western and Simple Plex instrument product categories

Operating income margin for the quarter and six months ended December 31, 2018 was 43.5% and 43.4%, respectively, compared to 42.9% and 42.8% for the same prior year periods. Operating income margin was favorably impacted by volume leverage and operational productivity.

Diagnostics and Genomics

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales (in thousands)	$39,263	$37,086	$76,010	$73,675
Operating income margin percentage	(2.7)%	15.9%	1.9%	17.9%

Diagnostics and Genomics’ net sales for the quarter and six months ended December 31, 2018 were $39.3 million and $76.0 million, respectively, representing an increase of 6% and 3% from the quarter and six months ended December 31, 2017. Organic growth for the quarter and six months ended December 31, 2019 were 2% and 0%, respectively, with acquisitions contributing 4% and 3%, while currency translation had a flat impact on sales.

Operating income margin for the quarter and six months ended December 31, 2018 was (3%) and 2%, respectively, compared to 16% and 18% for the same prior year periods. Operating income margin was impacted by negative margin acquisitions made in this segment, namely ExosomeDX.

Income Taxes

Income taxes for the quarter ended December 31, 2018 were at an effective rate of 19.3% and 11.2% of consolidated earnings for the quarter and six month period ended December 31, 2018, respectively, compared to (124.8)% and (44.8)%  for the same prior year periods. The change in the company’s tax rate for the quarter first six months of fiscal 2019 was driven by a prior year tax benefit of $33.5 million attributable to the Tax Act primarily from the revaluation of our deferred tax liabilities. The reduction in benefit related to tax reform was partially offset for the quarter and six months ended December 31, 2018 by discrete tax items including the tax benefit of stock options exercises and updated estimates related to the Tax Act as disclosed in Note 11.

The forecasted tax rate as of the second quarter of fiscal 2019 before discrete items is 24.6% compared to the prior year forecasted tax rate as of the second quarter of fiscal 2018 before discrete items of 24.7%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2019 to range from 23% to 26%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net earnings	$17,556	$48,847	$34,958	$64,710
Identified adjustments:
Costs recognized upon sale of acquired inventory	935	264	1,869	582
Amortization of acquisition intangibles	15,002	11,296	29,278	22,675
Acquisition related expenses	442	13,236	3,158	22,855
Stock based compensation	6,861	5,044	18,431	8,839
Realized and unrealized loss (gain) on investments	7,170	-	9,372	-
Tax impact of above adjustments	(5,649)	(4,244)	(12,361)	(8,644)
Tax impact of discrete tax items and other adjustments (1)	(1,110)	(35,589)	(5,286)	(35,941)
Non-GAAP adjusted net earnings	$41,207	$38,854	$79,419	$75,076
Non-GAAP adjusted net earnings growth	6.1%	27.8%	5.8%	21.0%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter ended December 31, 2018 and December 31, 2017.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Reported GAAP tax rate	19.3%	(124.8)%	11.2%	(44.8)%
Tax rate impact of:
Identified non-GAAP adjustments	(3.4)%	(14.2)%	(2.9)%	(11.0)%
Discrete tax items and other adjustments (1)	5.2%	163.7%	13.4%	80.5%
Non-GAAP adjusted tax rate	21.1%	24.7%	21.7%	24.7%

(1)

The fiscal 2018 non-GAAP adjusted net earnings for the quarter ended December 31, 2017 has been normalized for the tax rate impact of the tax reform changes by recasting the first quarter results using the Company’s effective tax rate for the first six months of fiscal 2018.

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter and six months ended December 31, 2018 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, cash and cash equivalents and available-for-sale investments were $156.5 million compared to $181.8 million as of June 30, 2018. Included in available-for-sale-investments as of December 31, 2018 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $44.9 million. The fair value of the Company's CCXI investment at June 30, 2018 was $54.3 million.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $325.0 million and $51.0 million related to the ExosomeDx and Quad acquisitions. The estimated remaining payments are $6.0 million as of December 31, 2018.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $86.0 million from operating activities in the first six months of fiscal 2019 compared to $83.9 million in the first six months of fiscal 2018. The increase from the prior year was primarily due to changes in deferred tax balances and increases in non-cash expenses of stock-based compensation and depreciation and amortization expenses, offset partially by a reduction in net earnings.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Net cash paid for acquisitions was $272.3 million in the first six months of fiscal 2019 for the Quad and ExosomeDx acquisitions compared to $10.6 million paid for the Trevigen acquisition in the first six months of fiscal 2018.

Capital expenditures for fixed assets for the first six months of fiscal 2019 and 2018 were $8.8 million and $11.6 million, respectively. Capital expenditures for the first six months of fiscal 2019 were mainly for facility expansion as well as laboratory and computer equipment. Capital expenditures for the remainder of fiscal 2019 are expected to be approximately $15 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first six months of fiscal 2019 and 2018, the Company paid cash dividends of $24.2 million and $23.9 million, respectively, to all common shareholders. On  February 5, 2019, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.1 million, will be payable March 1, 2019 to all common shareholders of record on February 15, 2019. During the first six months of fiscal 2019, the Company also paid cash of $15.4 million to repurchase shares of the Company’s outstanding common stock.

Cash of $18.9 million and $6.7 million was received during the first six months of fiscal 2019 and 2018, respectively, from the exercise of stock options.

During the first six months of fiscal 2019, the Company made payments of $339.0 million towards the balance of its previous line-of-credit facility and borrowed $330.0 million and $250.0 million under its new line-of-credit facility and term loan, respectively. During the first six months of fiscal 2019, the Company also made payments of $28.0 million and $6.3 million towards the balance of its new line-of-credit facility and term loan, respectively. During the first six months of fiscal 2018, the Company made payments of $6.0 million payment towards the balance of its previous line-of-credit facility and borrowed $25.0 million under its previous line-of-credit facility to fund its acquisition of Atlanta Biologicals Inc.

The Company made no payments towards contingent consideration liabilities during the first six months of fiscal 2019. During the first six months of fiscal 2018, the Company made $35.0 million in cash payments towards the CyVek contingent consideration liability. The Company also made a $2.3 million payment for the Space acquisition during the first six months of fiscal 2018. This payment is included within other financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the August 2018 Credit Agreement and the contingent consideration associated with the Quad and Exosome acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended December 31, 2018.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2018 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the first six months of fiscal 2019 that would require disclosure. There have been no other changes to the Company's accounting policies except for the election of the accounting policy to record the portion of share repurchases in excess of the par value entirely in retained earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $44.9 million. As of December 31, 2018, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $4.5 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended December 31, 2018, approximately 30% of consolidated net sales were made in foreign currencies, including 14% in euros, 5% in British pound sterling, 5% in Chinese yuan and the remaining 6% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Euro	$1.14	$1.18	$1.15	$1.18
British pound sterling	1.29	1.33	1.30	1.32
Chinese yuan	0.14	0.15	0.15	0.15
Canadian dollar	0.75	0.81	0.76	0.79

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2018 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$3,828
Decrease in translation of net assets of foreign subsidiaries	40,828
Additional transaction losses	1,753

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Other than the acquisitions discussed above, there were no other changes in the Company's internal control over financial reporting during the first six months of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The results reported in this quarterly report include those of Quad and ExosomeDx.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 7, 2019, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

As of June 30, 2018, the maximum approximate dollar value of shares that may yet be purchased under the Company's existing stock repurchase plan was approximately $125 million, with no specified end period. We repurchased 33,530 shares in October at an average share price of $167.53 and repurchased 61,470 shares in November at an average share price of $159.22. In total, we have repurchased 95,000 shares for the quarter and six months ended December 31, 2018 as part of our existing stock repurchase plan and as of December 31, 2018, have authorization of approximately $109.6 million that may yet be used to purchase additional shares under the program.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: February 7, 2019	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 7, 2019	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

________