Form 10-Q
period 2019-03-31
BIO-TECHNE Corp
filed 2019-05-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019, or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b- 2).    ☐  Yes    ☒  No

At May 1, 2019, 37,872,753 shares of the Company's Common Stock (par value $0.01) were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TECH	NASDAQ

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$184,861	$163,973	$522,341	$462,739
Cost of sales	60,251	53,712	177,110	152,777
Gross margin	124,610	110,261	345,231	309,962
Operating expenses:
Selling, general and administrative	64,968	53,285	195,622	175,349
Research and development	15,552	13,892	46,154	41,350
Total operating expenses	80,520	67,177	241,776	216,699
Operating income	44,090	43,084	103,455	93,263
Other income (expense)	5,787	(18,102)	(14,226)	(23,581)
Earnings before income taxes	49,877	24,982	89,229	69,682
Income tax expense (benefit)	5,223	5,244	9,617	(14,767)
Net earnings	$44,654	$19,738	$79,612	$84,449
Other comprehensive income:
Foreign currency translation gain (loss)	5,232	2,297	(4,368)	10,787
Unrealized gain (loss) on derivative instruments - cash flow hedges	(1,854)	-	(5,769)	-
Unrealized gain (loss) on available-for-sale investments	-	38,659	-	22,286
Other comprehensive income (loss)	3,378	40,956	(10,137)	33,073
Comprehensive income	$48,032	$60,694	69,475	$117,522
Earnings per share:
Basic	$1.18	$0.53	$2.11	$2.25
Diluted	$1.15	$0.52	$2.05	$2.22
Cash dividends per common share:	$0.32	$0.32	$0.96	0.96
Weighted average common shares outstanding:
Basic	37,772	37,503	37,745	37,450
Diluted	38,861	38,142	38,813	37,933

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

(unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$95,561	$121,990
Short-term available-for-sale investments	83,229	59,764
Accounts receivable, less allowance for doubtful accounts of $1,037 and $839, respectively	133,927	120,296
Inventories	93,839	85,648
Other current assets	16,877	10,668
Total current assets	423,433	398,366
Property and equipment, net	145,319	145,348
Goodwill	719,608	597,890
Intangible assets, net	579,142	446,332
Other assets	5,116	5,266
Total assets	$1,872,618	$1,593,202
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$14,898	$18,452
Salaries, wages and related accruals	23,523	23,710
Accrued expenses	28,296	20,361
Contract liabilities	10,112	8,109
Income taxes payable	5,318	8,878
Current portion of contingent consideration payable	3,400	-
Current portion of long-term debt obligations	12,500	-
Total current liabilities	98,047	79,510

Deferred income taxes	96,844	86,293
Long-term debt obligations, net of deferred financing costs of $360 and $0 respectively	509,765	339,000
Long-term contingent consideration payable	2,200	-
Other long-term liabilities	19,496	9,338

Shareholders' equity:
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 37,813,367 and 37,607,500, respectively	378	376
Additional paid-in capital	297,748	246,568
Retained earnings	927,773	876,931
Accumulated other comprehensive loss	(79,633)	(44,814)
Total shareholders' equity	1,146,266	1,079,061
Total liabilities and shareholders’ equity	$1,872,618	$1,593,202

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$79,612	$84,449
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,252	47,311
Costs recognized on sale of acquired inventory	2,804	2,013
Deferred income taxes	(11,114)	(48,030)
Stock-based compensation expense	24,151	13,587
Fair value adjustment to contingent consideration payable	(1,100)	20,100
Payments of contingent consideration	-	(26,200)
Impairment of investment	-	16,226
Fair value adjustment on available for sale investments	(2,907)	-
Other operating activity	2,255	1,664
Change in operating assets and operating liabilities, net of acquisition:
Accounts receivable	(13,136)	9,399
Inventories	(11,550)	(11,576)
Prepaid expenses	(1,000)	858
Trade accounts payable and accrued expenses	7,977	1,665
Salaries, wages and related accruals	(102)	(4,159)
Income taxes payable	(8,469)	(1,779)
Net cash provided by operating activities	125,673	105,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(272,286)	(65,066)
Proceeds from maturities of available-for-sale investments	17,215	6,563
Purchases of available-for-sale investments	(37,693)	(3,061)
Purchases of property and equipment	(13,719)	(15,116)
Net cash used in investing activities	(306,483)	(76,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(36,237)	(35,941)
Proceeds from stock option exercises	27,029	13,724
Re-purchases of common stock	(15,405)	-
Borrowings under credit agreement	580,000	55,000
Payments on credit agreement	(396,375)	(6,000)
Payments of contingent consideration	-	(58,800)
Other financing	(4,731)	(4,339)
Net cash provided by (used in) financing activities	154,281	(36,356)

Effect of exchange rate changes on cash and cash equivalents	99	2,504
Net increase (decrease) in cash and cash equivalents	(26,429)	(5,004)
Cash and cash equivalents at beginning of period	121,990	91,612
Cash and cash equivalents at end of period	$95,561	$86,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,110	$6,877
Cash paid for income taxes	$26,637	$31,103

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

Effective in the first quarter of fiscal year 2019, the Company changed its reportable segments due to changes in its underlying organizational model designed to better support the business following recent acquisitions and to facilitate global growth. The Company did not operate under the realigned reportable segment structure prior to fiscal year 2019. As a result, the Company’s new segment structure will focus on synergies between our existing businesses including sharing certain functions such as sales resources, with its five existing divisions aggregated into two reportable segments as follows:

●

“Diagnostics and Genomics” will consist of the ACD division, the Diagnostics division, as well as the ExosomeDx acquisition. As part of the realignment, ACD will now be referred to as the Genomics division.

●

“Protein Sciences” will consist of the Core Biotechnology division and the Protein Platforms division. As part of the realignment, Protein Platforms will now be referred to as the Analytical Solutions Division (ASD) and Core Biotechnology will now be referred to as the Reagent Solutions Division (RSD).

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On  July 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning  July 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

The Company recorded a net increase to beginning retained earnings of $98,000 as of  July 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the transition to over-time revenue recognition on custom development projects, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of and for the quarter and nine month period ended  March 31, 2019 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 for additional disclosures required by ASC 606.

In January 2016, the FASB issued ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities. The standard is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. Among other changes, there will no longer be an available-for-sale classification for which changes in fair value are currently reported in other comprehensive income for equity securities with readily determinable fair values. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 was effective for us on July 1, 2018 which required a cumulative effect adjustment to opening retained earnings to be recorded for equity investments with readily determinable fair values. As of the adoption date, we held publicly traded equity investments with a fair value of $54.3 million in a net unrealized gain position of $35.4 million, and having an associated deferred tax liability of $8.3 million. We recorded a cumulative-effect adjustment of $27.1 million to decrease Accumulated Other Comprehensive Income (AOCI) with a corresponding increase to retained earnings for the amount of unrealized gains, net of tax as of the beginning of fiscal year 2019. As a result of the implementation of ASU 2016-01, effective on July 1, 2018 unrealized gains and losses in equity investments with readily determinable fair values are recorded on the Consolidated Statement of Income within other (expense) income. We recorded a gain in other (expense) income of $12.3 million and $2.9 million for the quarter and nine month period ended March 31, 2019 as a result of adopting this standard. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility previously recorded in Other Comprehensive Income (OCI) related to changes in the fair market value of available-for-sale equity investments will now be reflected in net income effective with the adoption date.

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

Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is July 1, 2019. Early adoption is permitted. The FASB has issued narrow codification improvements to Leases (Topic 842) through ASU No. 2018-10 and ASU 2019-01. Additionally, the FASB issued ASU 2018-11, allowing an entity to elect a transition method where they do not recast prior periods presented in the financial statements in the period of adoption. The Company plans to elect the transition method allowed for under ASU 2018-11 when adopting Leases (Topic 842). The Company is finalizing our assessment of the impact of the leasing standard, including performing reviews over lease agreements and finalizing the practical expedients to be elected. The Company is not able to quantify the impact of the standard at this time.

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

The Company has elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance.  The Company's unfulfilled performance obligations were not material as of March 31, 2019.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense costs of obtaining contracts less than one year that would otherwise be capitalized and amortized over the contract period. Contract assets as of March 31, 2019 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of March 31, 2019 and June 30, 2018 were approximately $11.5 million and $9.3 million, respectively. Contract liabilities as of June 30, 2018 subsequently recognized as revenue during the quarter and nine month period ended March 31, 2019 were approximately $0.9 million and $6.5 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Consumables	$153,783	$139,416	$429,340	385,164
Instruments	16,104	13,197	51,116	44,047
Services	9,565	8,362	27,027	25,400
Total product and services revenue, net	179,452	160,975	$507,483	454,611
Royalty revenues	5,409	2,998	14,858	8,128
Total revenues, net	$184,861	$163,973	$522,341	462,739

Revenue by geography is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
United States	$98,228	$86,447	$281,585	$246,857
EMEA, excluding United Kingdom	42,339	39,318	116,018	107,082
United Kingdom	10,737	9,164	26,703	24,276
APAC, excluding Greater China	14,943	13,107	39,990	36,439
Greater China	12,993	11,097	42,727	35,006
Rest of World	5,621	4,840	15,318	13,079
Total revenues, net	$184,861	$163,973	$522,341	$462,739

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	March 31, 2019	June 30, 2018
Raw materials	$37,176	$30,956
Finished goods	56,663	54,692
Inventories, net	$93,839	$85,648

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2019	2018
Land	$7,065	$7,065
Buildings and improvements	172,826	170,110
Machinery and equipment	117,105	107,625
Property and equipment, cost	296,996	284,800
Accumulated depreciation and amortization	(151,677)	(139,452)
Property and equipment, net	$145,319	$145,348

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2019	2018
Developed technology	$422,039	$305,303
Trade names	147,340	89,608
Customer relationships	212,996	212,228
Patents	1,981	1,401
Intangible assets	784,356	608,540
Accumulated amortization	(205,214)	(162,208)
Intangible assets, net	$579,142	$446,332

Changes to the carrying amount of net intangible assets for the nine months ended March 31, 2019 consist of (in thousands):

Beginning balance	$446,332
Acquisitions	177,500
Other additions	558
Amortization expense	(43,797)
Currency translation	(1,451)
Ending balance	$579,142

The estimated future amortization expense for intangible assets as of March 31, 2019 is as follows (in thousands):

2019 (remainder)	$14,868
2020	58,873
2021	58,518
2022	56,822
2023	54,942
Thereafter	335,119
Total	$579,142

Goodwill:

Changes to the carrying amount of goodwill for the nine months ended March 31, 2019 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$347,918	$249,972	$597,890
Acquisitions (Note 4)	13,582	110,066	123,648
Currency translation	(1,821)	(108)	(1,930)
Ending balance	$359,679	$359,929	$719,608

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

During the quarter ended March 31, 2019, the Company realigned the management of certain business processes between reporting units within the same reportable segment. A goodwill allocation was performed between the impacted reporting units based on the relative fair value of the processes realigned. In conjunction with the realignment, a quantitative goodwill impairment assessment was performed both prior to and subsequent to the realignment. The quantitative assessment indicated that all of the impacted reporting units had substantial headroom both prior to and subsequent to the realignment.  No triggering events or items beyond the realignment that would require a goodwill impairment assessment were identified during the nine months ended March 31, 2019. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Adjusted Preliminary Allocation at March 31, 2019
Current assets, net of cash	$36	$-	$36
Equipment and other long-term assets	284	-	284
Intangible assets:
Developed technology	20,000	(7,800)	12,200
Goodwill	9,790	3,792	13,582
Total assets acquired	30,110	(4,008)	26,102
Liabilities	765	(469)	296
Deferred income taxes, net	3,741	(3,296)	445
Net assets acquired	$25,604	$(243)	$25,361

Cash paid, net of cash acquired	$20,404	$57	$20,461
Fair value of contingent consideration	5,200	(300)	4,900
Net assets acquired	$25,604	$(243)	$25,361

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

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology was estimated based on management's forecasted cash inflows and outflows using a multi-period excess earnings method to calculate the fair value of assets purchased. The preliminary amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2019 are estimated to be 14 years for developed technology. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

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

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize these by the end of fourth quarter of fiscal year 2019 when we have completed our assessment of the working capital adjustment, completed our valuation models for acquired intangible assets, and finalized our income tax assessment of acquired NOLs. Amounts for acquired current assets and liabilities, intangible assets, related deferred tax liabilities, and goodwill also remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Adjusted Preliminary Allocation at March 31, 2019
Current assets, net of cash	$5,118	$(2,554)	$2,564
Equipment and other long-term assets	2,212	-	2,212
Intangible assets:
Developed technology	180,000	(75,000)	105,000
Trade Name	-	58,000	58,000
Customer Relationships	-	2,300	2,300
Goodwill	96,592	13,474	110,066
Total assets acquired	283,922	(3,780)	280,142
Liabilities	2,624	210	2,834
Deferred income taxes, net	27,673	(3,990)	23,683
Net assets acquired	$253,625	$-	$253,625

Cash paid, net of cash acquired	$251,825	$-	$251,825
Fair value of contingent consideration	1,800	-	1,800
Net assets acquired	$253,625	$-	$253,625

As summarized in the table, there were adjustments totaling $13.5 million to goodwill during the measurement period. As previously disclosed, the intangible value associated with the ExosomeDx trade name and determination of the related estimated useful life was under assessment as part of purchase accounting review. During the period, the Company updated our intangible assessment to include a $58.0 million value for the ExosomeDx trade name. Due to our updated assessments and further refinements in our intangible asset cash flow models, the fair value of the developed technology intangible asset decreased by $75.0 million. Additionally, we recorded a Customer Relationships intangible asset of $2.3 million for the established physician network ordering ExosomeDx laboratory services that existed at the acquisition date. Adjustments to the opening balance sheet fair value also included updates to preliminary deferred tax amounts and working capital adjustments, primarily attributable to updates for the net realizable value of certain acquired receivables based on factors existing on the acquisition date.

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology, trade names, and customer relationships was based on management's forecasted cash inflows and outflows and using either a relief-from-royalty or a multi-period excess earnings method to calculate the fair value of assets purchased. The preliminary amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Preliminary amortization expense related to trade names, and customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The preliminary amortization periods for intangible assets acquired in fiscal 2019 are 15 years for developed technology and trade names, and 14 years for customer relationships. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	March 31, 2019	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$57,193	$57,193	$-	$-
Certificates of Deposit (2)	26,036	26,036	-	-
Total Assets	$83,229	$83,229	$-	$-

Liabilities
Contingent Consideration	$5,600	$-	$-	$5,600
Derivative Instruments - Cash Flow Hedges	7,561	-	7,561	-
Total Liabilities	$13,161	$-	$7,561	$5,600

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2018	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$54,286	$54,286	$-	$-
Certificates of Deposit (2)	5,478	5,478	-	-
Total Assets	$59,764	$59,764	$-	$-

Liabilities
Contingent Consideration	$-	$-	$-	$-
Derivative Instruments - Cash Flow Hedges	-	-	-	-
Total Liabilities	$-	$-	$-	$-

(1)	Included in available-for-sale investments on the balance sheet. The cost basis in the Company's investment in CCXI at March 31, 2019 and June 30, 2018 was $18.8 million.
(2)	Included in available-for-sale investments on the balance sheet. The certificate of deposits have contractual maturity dates within one year.

Fair value measurements of available for sale securities

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company will exchange, at specified intervals, the difference between floating and fixed interest amounts based on $380 million of notional principal amount. The change in the fair value of the instrument is reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company did not reclassify any amounts out of other comprehensive income into interest expense during the quarter and nine month period ended March 31, 2019. The liability related to the derivative instrument was recorded within Other long-term liabilities on the Consolidated Balance Sheet. The instrument was valued using observable market inputs in active markets and therefore classified as a Level 2 liability.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2019 (in thousands):

	Quarter Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Fair value at the beginning of period	$6,000	$-
Purchase price contingent consideration (Note 4)	-	6,700
Change in fair value of contingent consideration	(400)	(1,100)
Payments	-	-
Fair value at the end of period	$5,600	$5,600

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. At the closing on August 1, 2018, the Company borrowed $250.0 million under the term loan and $330.0 million under the revolving credit facility. As of March 31, 2019, the outstanding balance under the Credit Agreement was $522.6 million.

Note 7. Supplemental Equity and Accumulated Other Comprehensive Income (loss):

Consolidated Changes in Equity (amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2018	37,608	$376	$246,568	$876,931	$(44,814)	$1,079,061
Cumulative effect adjustments due to adoption of new accounting standards				24,780	(24,682)	98
Net earnings				17,403		17,403
Other comprehensive loss					(1,136)	(1,136)
Share repurchases						-
Surrender and retirement of stock to exercise options						-
Common stock issued for exercise of options	166	2	15,609			15,611
Common stock issued for restricted stock awards	24	0		(1,909)		(1,909)
Cash dividends				(12,066)		(12,066)
Stock-based compensation expense			11,327			11,327
Common stock issued to employee stock purchase plan	5	0	842			842
Employee stock purchase plan expense			238			238
Balances at September 30, 2018	37,803	$378	$274,584	$905,139	$(70,632)	$1,109,469
Net earnings				17,556		17,556
Other comprehensive loss					(12,379)	(12,379)
Share repurchases	(95)	(1)		(15,404)		(15,404)
Surrender and retirement of stock to exercise options						-
Common stock issued for exercise of options	24	0	2,408			2,408
Common stock issued for restricted stock awards	3	0		0		-
Cash dividends				(12,086)		(12,086)
Stock-based compensation expense			6,784			6,784
Common stock issued to employee stock purchase plan	0	0				-
Employee stock purchase plan expense			77			77
Balances at December 31, 2018	37,735	$377	$283,854	$895,205	$(83,011)	$1,096,425
Net earnings				44,654		44,654
Other comprehensive income					3,378	3,378
Share repurchases						-
Surrender and retirement of stock to Exercise options						-
Common stock issued for exercise of Options	73	1	7,336			7,337
Common stock issued for restricted stock Awards	1	0				-
Cash dividends				(12,086)		(12,086)
Stock-based compensation expense			5,640			5,640
Common stock issued to employee stock Purchase plan	4	0	834			834
Employee stock purchase plan expense			84			84
Balances at March 31, 2019	37,813	$378	$297,748	$927,773	$(79,633)	$1,146,266

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2017	37,356	$374	$199,161	$799,027	$(48,935)	$949,627
Net earnings				15,863		15,863
Other comprehensive loss					(824)	(824)
Surrender and retirement of stock to exercise options						0
Common stock issued for exercise of options	33	0	3,051			3,051
Common stock issued for restricted stock awards	13	0		(227)		(227)
Cash dividends				(11,958)		(11,958)
Stock-based compensation expense			3,718			3,718
Common stock issued to employee stock purchase plan	7	0	755			755
Employee stock purchase plan expense			77			77
Balances at September 30, 2017	37,409	$374	$206,762	$802,705	$(49,759)	$960,082
Net earnings				48,847		48,847
Other comprehensive loss					(7,058)	(7,058)
Surrender and retirement of stock to exercise options						-
Common stock issued for exercise of options	38	1	2,892			2,893
Common stock issued for restricted stock awards	22	0		0		-
Cash dividends				(11,988)		(11,988)
Stock-based compensation expense			4,985			4,985
Common stock issued to employee stock purchase plan	-		-			-
Employee stock purchase plan expense			59			59
Balances at December 31, 2017	37,470	$375	$214,697	$839,564	$(56,817)	$997,819
Net earnings				19,738		19,738
Other Comprehensive Loss					40,956	40,956
Surrender and retirement of stock to Exercise options						-
Common stock issued for exercise of options	68		6,273			6,273
Common Stock issued for restricted stock awards						-
Cash dividends				(11,992)		(11,992)
Stock-based compensation expenses			4,669			4,669
Common stock issued to employee stock purchase plan	7		752			752
Employee stock purchase plan expense			78			78
Balances at March 31, 2018	37,545	$375	$226,469	$847,310	$(15,862)	$1,058,292

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in net unrealized gains (losses) on available for sale investments with readily determinable fair values in fiscal 2018, changes in foreign currency translation adjustments, and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges entered into in fiscal 2019. There were no reclassifications of gains (losses) from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2019 and 2018.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows (in thousands):

	Unrealized
	Gains		Unrealized
	(Losses) on	Foreign	Gains
	Available-	Currency	(Losses) on
	for-Sale	Translation	Derivatives
	Investments	Adjustments	Instruments	Total
Beginning balance as of June 30, 2018	$24,682	$(69,496)	$-	$(44,814)
Cumulative effect adjustment for adoption for ASU 2018-02(1)	2,371	-	-	2,371
Cumulative effect adjustment for adoption for ASU 2016-01(1)	(27,053)	-	-	(27,053)
Other comprehensive income (loss), net of tax benefit of $1,792 on derivative instruments (2)	-	(4,368)	(5,769)	(10,137)
Ending balance as of March 31, 2019	$-	$(73,864)	$(5,769)	$(79,633)

(1)See Note 1 for further information related to the adoption of ASU 2016-01 and 2018-02.

(2) The gain (loss) on the forward starting interest rate swap will be reclassified into earnings beginning October 31, 2019. Approximately ($919) of the ($5,769) will be reclassified into earnings in the 12 months subsequent to March 31, 2019.

	Unrealized
	Gains		Unrealized
	(Losses) on	Foreign	Gains
	Available-	Currency	(Losses) on
	for-Sale	Translation	Derivative
	Investments	Adjustments	Instruments	Total
Beginning balance as of June 30, 2017	$18,989	$(67,924)	$-	$(48,935)
Other comprehensive income (loss)	22,286	10,787	-	33,073
Ending balance as of March 31, 2018	$41,275	(57,137)	$-	$(15,862)

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Earnings per share – basic:
Net income	$44,654	$19,738	$79,612	$84,449
Income allocated to participating securities	(35)	(18)	(66)	(70)
Income available to common shareholders	$44,619	$19,720	$79,546	$84,379
Weighted-average shares outstanding – basic	37,772	37,503	37,745	37,450
Earnings per share – basic	$1.18	$0.53	$2.11	$2.25

Earnings per share – diluted:
Net income	$44,654	$19,738	$79,612	$84,449
Income allocated to participating securities	(35)	(18)	(66)	(70)
Income available to common shareholders	$44,619	$19,720	$79,546	$84,379
Weighted-average shares outstanding – basic	37,772	37,503	37,745	37,450
Dilutive effect of stock options and restricted stock units	1,089	639	1,068	483
Weighted-average common shares outstanding – diluted	38,861	38,142	38,813	37,933
Earnings per share – diluted	$1.15	$0.52	$2.05	$2.22

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.3 million and 1.1 million for the quarter ended March 31, 2019 and 2018, respectively and 1.3 million and 1.6 million for the nine months ended March 31, 2019 and 2018, respectively.

Note 9. Share-based Compensation:

During the nine months ended March 31, 2019 and 2018, the Company granted 0.9 million and 1.1 million stock options at weighted average grant prices of $173.89 and $120.34 and weighted average fair values of $34.66 and $21.98, respectively. During the nine months ended March 31, 2019 and 2018, the Company granted 56,403 and 65,924 restricted stock units at a weighted average fair value of $170.96 and $128.30, respectively. During the nine months ended March 31, 2019 and 2018, the Company granted 14,877 and 20,106 shares of restricted common stock shares at a grant date fair value of $177.93 and $125.05, respectively.

Stock options for 263,995 and 139,602 shares of common stock with total intrinsic values of $22.3 million and $6.3 million were exercised during the nine months ended March 31, 2019 and 2018, respectively.

Stock-based compensation expense of $5.7 million and $4.7 million was included in selling, general and administrative expenses for the quarter ended March 31, 2019 and 2018, respectively. Stock-based compensation expense of $24.2 million and $13.6 million was included in selling, general, and administrative expenses for the nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $32.1 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Note 10. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Nine Months
	March 31,		March 31,
	2019	2018	2019	2018
Interest expense	$(5,113)	$(2,560)	(16,110)	$(7,135)
Interest income	84	162	299	307
Impairment of Investment	-	(16,246)	-	(16,246)
Other non-operating income (expense), net	10,816	542	1,585	(507)
Total other income (expense)	$5,787	$(18,102)	(14,226)	$(23,581)

Note 11. Income Taxes:

The Company’s effective income tax rate for the third quarter of fiscal 2019 and 2018 was 10.5% and 21.0% of consolidated earnings before income taxes, and 10.8% and (21.2)% for the first nine months of fiscal 2019 and 2018, respectively. The change in the Company’s tax rate for the third quarter and first nine months of fiscal 2019 compared to third quarter and first nine months of fiscal 2018 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $6.2 million during the third quarter and $11.4 million during the first nine months of fiscal 2019.  U.S. tax reform (as described further below) resulted in $2.9 million and 3.5 million tax benefit for the third quarter and first nine months of fiscal 2019, respectively.  Share-based compensation excess tax benefit contributed $1.1 million and $4.8 million in the third quarter and first nine months of 2019, respectively. Additionally, the Company recognized a discrete benefit of $2.2 million for the quarter and nine month period ended March 31, 2019 for tax refunds relating to certain state apportionments.

The Company recognized total net benefits related to discrete tax items of $0.7 million during the third quarter and $36.7 million during the first nine months of fiscal 2018.  U.S. tax reform (as described further below) resulted in a $31.7 million tax benefit for the first nine months of fiscal 2018.  This tax benefit was partially offset by a net discrete tax expense $3.2 million for the first nine months of fiscal 2018 related to the revaluation of contingent consideration, which is not tax deductible. There was no impact on the quarter ended March 31, 2018 related to U.S. tax reform or the revaluation of contingent consideration.

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

During the quarter, the Company recorded a net discrete benefit of $2.9 million related to the mandatory deemed repatriation tax calculation which is inclusive of a benefit for a dividends received deduction for certain foreign tax credits upon completion of the tax return.  The additional dividends received deduction is based on our assessment of the treatment under the applicable provisions of the Tax Act as currently written and enacted. If, in the future, Congress or the Department of the Treasury provides legislative or regulatory updates, this could change our assessment of the benefit associated with the dividends received deduction, and we may be required to recognize additional tax expense up to the full amount of $5.5 million in the period such updates are issued.

The end of the measurement period allowed under ASU 2018-05 was December 31, 2018. However, the Company anticipates additional interpretations and clarifications to be issued by the U.S. Treasury Department, which may affect future period tax estimates. The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales:
Protein Sciences	$137,935	$123,187	$399,787	$348,442
Diagnostics and Genomics	47,134	40,929	123,144	114,604
Intersegment	(208)	(143)	(590)	(307)
Consolidated net sales	$184,861	$163,973	$522,341	$462,739
Operating income:
Protein Sciences	$62,256	$53,813	$175,821	$150,240
Diagnostics and Genomics	3,579	9,649	5,061	22,816
Segment operating income	$65,835	$63,462	$180,882	$173,056
Costs recognized on sale of acquired inventory	(935)	(1,431)	(2,804)	(2,013)
Amortization of acquisition related intangible assets	(14,400)	(11,872)	(43,678)	(34,547)
Acquisition related expenses	-	(1,312)	(2,973)	(23,994)
Stock based compensation	(5,725)	(4,748)	(24,151)	(13,587)
Corporate general, selling, and administrative expenses	(685)	(1,015)	(3,821)	(5,652)
Consolidated operating income	$44,090	$43,084	$103,455	$93,263

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

OVERVIEW

Bio-Techne Corporation and its subsidiaries operate worldwide with two reportable business segments, Protein Sciences and Diagnostics and Genomics, both of which service the life science and diagnostic markets. The Protein Sciences reporting segment is one of the world’s leading suppliers of specialized proteins such as cytokines and growth factors, immunoassays, antibodies and reagents, to the biotechnology community. The Protein Sciences segment also provides an array of platforms useful in various areas of protein analysis. The Diagnostics and Genomics reporting segment provides blood chemistry and blood gas quality controls, hematology instrument controls, diagnostics immunoassays and other bulk and custom reagents for the in vitro diagnostic market. The Diagnostics and Genomics segment also develops and commercializes in situ hybridization products and exosome-based diagnostics for various pathologies, including prostate cancer.

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

RESULTS OF OPERATIONS

Consolidated net sales increased 13% for the quarter and nine months ended March 31, 2019 compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2019 was 14% and 12%, respectively, compared to the same prior year periods, with acquisitions contributing 1% and 2%, respectively, and foreign currency translation having an unfavorable impact of 2% and 1% respectively.

Consolidated net earnings increased to $44.7 million for the quarter ended March 31, 2019 compared to $19.7 million in the same prior year period due to a prior period year impairment on investment of $16.2 million and current period gains on available-for-sale investments of $12.3 million, which was partially offset by unfavorable impacts of foreign currency exchange.  Consolidated net earnings decreased to $79.6 million for the nine months ended March 31, 2019, compared to $84.4 million in the same prior year period due to a $33.5 million tax benefit relating to U.S. tax reform impacting the prior year period, which was partially offset by a prior year impairment on investment of $16.3 million, current period gains on available-for-sale investments of $2.9 million and increased operating income due to volume leverage and operational productivity.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2019 were $184.9 million and $522.3 million, respectively, an increase of 13% from the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2019 was 14% and 12%, respectively. Reported net sales for the quarter and nine months ended March 31, 2019 included growth from acquisitions of 1% and 2%, respectively, and an unfavorable impact from foreign currency translation of 2% and 1%, respectively.

For the quarter and nine months ended March 31, 2019 by geography, sales for both the US and Europe grew over 10% organically, with excellent commercial execution in life science end-markets. China had organic sales growth of approximately 20% for the quarter ended March 31, 2019 and in excess of 25% for the nine months ended March 31, 2019, both of which represented broad-based revenue growth across Protein Sciences.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2019 were 67.4% and 66.1%, respectively, compared to 67.2% and 67.0% for the same prior year periods. Consolidated gross margins for the quarter and nine months ended March 31, 2019 were negatively impacted as a result of purchase accounting related to inventory and intangible assets acquired since March 31, 2018. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Consolidated gross margin percentage	67.4%	67.2%	66.1%	67.0%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.5%	0.9%	0.5%	0.4%
Amortization of intangibles	3.4%	3.9%	4.7%	4.0%
Non-GAAP adjusted gross margin percentage	71.3%	72.0%	71.3%	71.4%

Consolidated non-GAAP adjusted gross margins were 71.3% for the quarter and nine months ended March 31, 2019, which resulted in a decrease of 0.7% and 0.1%, respectively from the quarter and nine months ended the nine months ended March 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.7 million and $20.3 million, respectively, for the quarter and nine months ended March 31, 2019, a difference of 21.9% and 11.6%, respectively, from the prior year. The increase was driven by increased stock compensation expense and payroll expense for entities acquired after March 31, 2018, which was partially offset by a reduction in acquisition related expenses.

Research and Development Expenses

Research and development expenses increased $1.7 million (11.9%) and $4.8 million (11.6%), for the quarter and nine month periods ended March 31, 2019, respectively, from the same prior year periods. The increase was driven by additional expense from recent acquisitions, namely ExosomeDx.

Segment Results

Protein Sciences

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales (in thousands)	$137,935	$123,187	$399,787	$348,442
Operating income margin percentage	45.1%	43.7%	44.0%	43.1%

Protein Sciences’ net sales for the quarter and nine months ended March 31, 2019 were $137.9 million and $399.8 million, respectively, with reported growth of 12% and 13% compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2019 were 15% and 14%, respectively, with acquisitions contributing 0% and 1%, respectively, and currency translation having an unfavorable impact of 3% and 2% respectively. Segment growth for the quarter and nine months ended March 31, 2019 was broad-based and especially strong in the antibodies and cell therapy consumables as well as the Simple Western and Simple Plex instrument product categories.

Operating income margin for the quarter and nine months ended March 31, 2019 was 45.1% and 44.0%, respectively, compared to 43.7% and 43.1% for the same prior year periods. Operating income margin was favorably impacted by volume leverage and operational productivity.

Diagnostics and Genomics

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales (in thousands)	$47,134	$40,929	$123,144	$144,604
Operating income margin percentage	7.6%	23.6%	4.1%	19.9%

Diagnostics and Genomics’ net sales for the quarter and nine months ended March 31, 2019 were $47.1 million and $123.1 million, respectively, representing an increase of 15% and 7% from the quarter and nine months ended March 31, 2018. Organic growth for the quarter and nine months ended March 31, 2019 were 13% and 4%, respectively, with acquisitions contributing 3% and 4%, respectively, and currency translation having an unfavorable impact of 1% for both the quarter and nine months ended March 31, 2019.

Operating income margin for the quarter and nine months ended March 31, 2019 was 7.6% and 4.1%, respectively, compared to 23.6% and 19.9% for the same prior year periods. Operating income margin was impacted by negative margin acquisitions made in this segment, namely ExosomeDX.

Income Taxes

Income taxes were at an effective rate of 10.5% and 10.8% of consolidated earnings for the quarter and nine month period ended March 31, 2019, respectively, compared to 21.0% and (21.2)%  for the same prior year periods. The change in the Company’s tax rate for the quarter ended March 31, 2019 was driven by discrete tax items of $6.2 million compared to prior year discrete tax items of $0.7 million as further discussed in Note 11. The change in the Company's tax rate for the nine months ended March 31, 2018 was driven by a prior year tax benefit of $31.7 million attributable to the Tax Act primarily from the revaluation of our deferred tax liabilities, which was partially offset by discrete tax items including the tax benefit of stock options exercises and updated estimates related to the Tax Act as disclosed in Note 11.

The forecasted tax rate as of the third quarter of fiscal 2019 before discrete items is 23.6% compared to the prior year forecasted tax rate as of the third quarter of fiscal 2018 before discrete items of 24.4%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2019 to range from 23% to 26%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net earnings	$44,654	$19,738	$79,612	$84,449
Identified adjustments:
Costs recognized upon sale of acquired inventory	935	1,431	2,804	2,013
Amortization of acquisition intangibles	14,400	11,872	43,678	34,547
Acquisition related expenses	100	1,398	3,263	24,253
Stock based compensation	5,725	4,748	24,151	13,587
Realized and unrealized loss (gain) on investments	(12,279)	16,246	(2,907)	16,246
Tax impact of above adjustments	(323)	(8,565)	(12,683)	(17,210)
Tax impact of discrete tax items and other adjustments	(6,152)	(726)	(11,439)	(36,667)
Non-GAAP adjusted net earnings	$47,060	$46,142	$126,479	$121,218
Non-GAAP adjusted net earnings growth	2.0%	26.6%	4.3%	23.1%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter ended March 31, 2019 and March 31, 2018.

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Reported GAAP tax rate	10.5%	21.0%	10.8%	(21.2)%
Tax rate impact of:
Identified non-GAAP adjustments	(2.9)%	(0.2)%	(2.5)%	(7.0)%
Discrete tax items and other adjustments	12.3%	3.0%	12.8%	52.6%
Non-GAAP adjusted tax rate	19.9%	23.8%	21.1%	24.4%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter and nine months ended March 31, 2019 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, cash and cash equivalents and available-for-sale investments were $178.8 million compared to $181.8 million as of June 30, 2018. Included in available-for-sale-investments as of March 31, 2019 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $57.2 million. The fair value of the Company's CCXI investment at June 30, 2018 was $54.3 million.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $325.0 million and $51.0 million related to the ExosomeDx and Quad acquisitions. The estimated fair value of the contingent consideration is $5.6 million as of March 31, 2019.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $125.7 million from operating activities in the first nine months of fiscal 2019 compared to $105.5 million in the first nine months of fiscal 2018. The increase from the prior year was primarily due to changes in deferred tax balances and increases in non-cash expenses of stock-based compensation, and depreciation and amortization expense, offset partially by a reduction in net earnings.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. Net cash paid for acquisitions was $272.3 million in the first nine months of fiscal 2019 for the Quad and ExosomeDx acquisitions compared to $65.1 million paid for the Trevigen, Atlanta Biologicals and Eurocell acquisitions in the first nine months of fiscal 2018.

Capital expenditures for fixed assets for the first nine months of fiscal 2019 and 2018 were $13.7 million and $15.1 million, respectively. Capital expenditures for the first nine months of fiscal 2019 were mainly for facility expansion as well as laboratory and computer equipment. Capital expenditures for the remainder of fiscal 2019 are expected to be approximately $11 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first nine months of fiscal 2019 and 2018, the Company paid cash dividends of $36.2 million and $35.9 million, respectively, to all common shareholders. On April 30, 2019, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.1 million, will be payable May 24, 2019 to all common shareholders of record on May 10, 2019. During the first nine months of fiscal 2019, the Company also paid cash of $15.4 million to repurchase shares of the Company’s outstanding common stock.

Cash of $27.0 million and $13.7 million was received during the first nine months of fiscal 2019 and 2018, respectively, from the exercise of stock options.

During the first nine months of fiscal 2019, the Company made payments of $339.0 million towards the balance of its previous line-of-credit facility and borrowed $330.0 million and $250.0 million under its new line-of-credit facility and term loan, respectively. During the first nine months of fiscal 2019, the Company also made payments of $48.0 million and $9.4 million towards the balance of its new line-of-credit facility and term loan, respectively. During the first nine months of fiscal 2018, the Company made payments of $6.0 million payment towards the balance of its previous line-of-credit facility and borrowed $25.0 million under its previous line-of-credit facility to fund its acquisition of Atlanta Biologicals Inc.

The Company made no payments towards contingent consideration liabilities during the first nine months of fiscal 2019. During the first nine months of fiscal 2018, the Company made $85.0 million in cash payments towards the ACD and CyVek contingent consideration liabilities. The Company also made a $2.3 million payment for the Space acquisition during the first nine months of fiscal 2018. This payment is included within other financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the August 2018 Credit Agreement and the contingent consideration associated with the Quad and Exosome acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter or nine months ended March 31, 2019.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2018 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the first nine months of fiscal 2019 that would require disclosure. There have been no other changes to the Company's accounting policies except for the change in our annual goodwill impairment date as described in Note 1 and for the election of the accounting policy to record the portion of share repurchases in excess of the par value entirely in retained earnings.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

• Organic growth

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months as well as the impact of foreign currency. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period

Our non-GAAP financial measures for adjusted gross margin and adjusted net earnings exclude the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, and acquisition related expenses. The Company excludes amortization of purchased intangible assets and purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses, from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity.

The Company’s non-GAAP adjusted net earnings also excludes stock-based compensation expense, restructuring, impairments of equity method investments, gain and losses from investments, and certain adjustments to income tax expense. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, and the variety of award types.  Impairments of equity investments are excluded as they are not part of our day-to-day operating decisions.  Additionally, gains and losses from other investments that are either isolated or cannot be expected to occur again with any predictability are excluded.   Costs related to restructuring activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $57.2 million. As of March 31, 2019, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $5.7 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended March 31, 2019, approximately 28% of consolidated net sales were made in foreign currencies, including 13% in euros, 6% in British pound sterling, 4% in Chinese yuan and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Euro	$1.14	$1.23	$1.15	$1.20
British pound sterling	1.30	1.40	1.30	1.35
Chinese yuan	0.15	0.16	0.15	0.15
Canadian dollar	0.75	0.79	0.76	0.79

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2019 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$3,806
Decrease in translation of net assets of foreign subsidiaries	42,291
Additional transaction losses	2,290

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

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

Other than the acquisitions discussed above, there were no other changes in the Company's internal control over financial reporting during the first nine months of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The results reported in this quarterly report include those of Quad and ExosomeDx.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 7, 2019, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

As of June 30, 2018, the maximum approximate dollar value of shares that could have been purchased under the Company's then existing stock repurchase plan was approximately $125 million, with no specified end period. During fiscal 2019, the Board rescinded the existing stock repurchase plan and implemented a new repurchase plan, which grants management the discretion to mitigate the dilutive effect of stock option exercises by authorizing repurchase of shares up to the amount of stock returned to the corporation through stock option exercises occurring subsequent to June 30, 2018.

The Company repurchased 33,500 shares in October at an average share price of $167.53 and repurchased 61,470 shares in November at an average share price of $151.19. We did not repurchase any shares during the quarter ended March 31, 2019 and have repurchased 95,000 shares for the nine months ended March 31, 2019. As of March 31, 2019, we have authorization of approximately $23 million that may yet be used to purchase additional shares under the newly implemented stock repurchase program.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See "exhibit index" following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: May 7, 2019	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 7, 2019	/s/ James Hippel
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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

________