Form 10-K/A
period 2019-06-30
BIO-TECHNE Corp
filed 2019-10-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Amendment No. 1

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

As of August 26, 2019, 38,063,504 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Bio-Techne Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on August 28, 2019 (the “Original Filing”), solely to provide a revised version of KPMG LLP’s (“KPMG”) report, which corrects certain clerical items and a statement in the previously filed version that KPMG did not express an opinion on the Company’s internal controls over financial reporting, and makes a clerical correction in Item 9A to conform the name of the entity the Company acquired on June 4, 2019 to the Company’s consolidated financial statements. These changes to the filed version of KPMG's report included in the original filing do not affect KPMG's unqualified opinion on the Company's consolidated financial statements or KPMG's unqualified opinion on internal control over financial reporting included in the Original Filing and this Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes a new consent of KPMG (Exhibit 23.1), new certifications from the Company's principal executive officer (Exhibit 31.1) and principal financial officer (Exhibit 31.2) and new Section 1350 certifications (Exhibit 32.1 and 32.2) dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Consolidated Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s principal executive officer and principal financial officer. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Original Filing.

Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 9, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of July 1, 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

Initial fair value measurement of the developed technology and trade name intangible assets acquired in certain acquisitions

As discussed in Note 4 to the consolidated financial statements, the acquisition of QT Holdings Corporation, Exosome Diagnostics, Inc., and B-MoGen Biotechnologies Inc. resulted in the recording of developed technology and trade name intangible assets of $131.3 million and $58.0 million, respectively. The determination of the acquisition date fair value of the developed technology and trade name assets required the Company to make significant estimates and assumptions regarding future revenue growth rates, and discount rates.

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

Fair value measurement of the contingent consideration liabilities related to certain acquisitions

As discussed in Note 4 to the consolidated financial statements, the initial fair value of the contingent consideration liabilities for the QT Holdings Corporation, Exosome Diagnostics, Inc., and B-MoGen Biotechnologies Inc. acquisitions was $5.3 million, $3.8 million, and $5.5 million, respectively. The contingent consideration liabilities are re-measured each reporting period, with a maximum payout of $51.0 million, $325.0 million and $38.0 million for QT Holdings Corporation, Exosome Diagnostics, Inc., and B-MoGen Biotechnologies Inc., respectively. The determination of the fair value of the contingent consideration liabilities requires the Company to make significant estimates and assumptions. These estimates and assumptions include the future revenue growth rates, including the timing of product release, and discount rates. The measurement of the fair value of contingent consideration for Exosome Diagnostics, Inc. also includes an estimate of future earnings before income taxes and amortization (EBITA).

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
October 9, 2019

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated October 9, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired QT Holdings Corporation, Exosome Diagnostics, Inc., and B-MoGen Biotechnologies Inc. during fiscal 2019 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, QT Holdings Corporation, Exosome Diagnostics, Inc., and B-MoGen Biotechnologies Inc.’s internal control over financial reporting associated with 17.2% of total assets and 0.5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of QT Holdings Corporation, Exosome Diagnostics, Inc., and B-MoGen Biotechnologies Inc.

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
October 9, 2019

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

We acquired QT Holding Corporation (Quad) on July 2, 2018, Exosome Diagnostics Inc. (Exosome) on August 1, 2018, and B-MoGen Biotechnologies Inc. (B-Mogen) on June 4, 2019. Quad, Exosome, and B-Mogen represented approximately 17.2% of our total assets and 0.5% of our total revenues as of and for the year ended June 30, 2019. We excluded internal control over financial reporting associated with Quad, Exosome, and B-Mogen from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019.

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

BIO-TECHNE CORPORATION

Date: October 9, 2019	/s/ Charles Kummeth
By: Charles Kummeth
Its: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

October 9, 2019	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

October 9, 2019	/s/ Rupert Vessey
Dr. Rupert Vessey, Director

October 9, 2019	/s/ Joseph Keegan, Ph.D.
Dr. Joseph Keegan, Director

October 9, 2019	/s/ John L. Higgins
John L. Higgins, Director

October 9, 2019	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

October 9, 2019	/s/ Alpna Seth, Ph.D.
Dr. Alpna Seth, Director

October 9, 2019	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

October 9, 2019	/s/ Harold J. Wiens
Harold J. Wiens, Director

October 9, 2019	/s/ Charles Kummeth
Charles Kummeth, Director and Chief Executive Officer (principal executive officer)

October 9, 2019	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)