Form 10-K/A
period 2019-06-30
BIO-TECHNE Corp
filed 2019-11-06
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Amendment No. 2

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

As of August 26, 2019, 38,063,504 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A (“Amendment No. 2”) amends Bio-Techne Corporation’s (the “Company”) Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on October 9, 2019 (the “Amendment No. 1”). This Amendment No. 2 is filed solely to correct the date of the audit opinion, from October 9, 2019 to August 28, 2019, referenced in KPMG LLP’s (“KPMG”) reports included in Amendment No. 1. The August 28, 2019 date was inadvertently updated in the process of filing Amendment No. 1. Neither the error in the report contained in Amendment No. 1 nor the correction of such error in this Amendment No. 2 affect KPMG's unqualified opinion on the Company's consolidated financial statements or KPMG's unqualified opinion on internal control over financial reporting included in the original 10-K filing dated August 28, 2019 (“Original Filing”), Amendment No. 1, or this Amendment No. 2.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 includes a new consent of KPMG (Exhibit 23.1), new certifications from the Company's principal executive officer (Exhibit 31.1) and principal financial officer (Exhibit 31.2) and new Section 1350 certifications (Exhibit 32.1 and 32.2) dated as of the date of filing of this Amendment No. 2.

This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Consolidated Financial Statements and Supplementary Data,” in its entirety, Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s principal executive officer and principal financial officer. Except as expressly set forth above, this Amendment No. 2 does not, and does not purport to, amend, update or restate the information in any other item of Amendment No. 1 or the Original Filing.

Amendment No. 2 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. Amendment No. 2 should be read in conjunction Amendment No. 1 and with the Original Filing and with the Company’s subsequent filings with the SEC.

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

A. (3) Exhibits.

EXHIBIT INDEX

for Form 10-K for the 2019 Fiscal Year

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015*

3.2	Third Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated February 1, 2018*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 26, 2017*

10.3**	Form of Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.6 of the Company's Form 8-K dated October 26, 2017*

10.4**	Form of Restricted Stock Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan attached as Exhibit 10.4 of the Company’s form 10-K dated August 28, 2019.

10.5**	Form of the Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan attached as Exhibit 10.5 of the Company’s form 10-K dated August 28, 2019.

10.6**	Form of Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--attached as Exhibit 10.6 of the Company’s form 10-K dated August 28, 2019.

10.7**	Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--attached as Exhibit 10.7 of the Company’s form 10-K dated August 28, 2019.

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

21	Subsidiaries of the Company attached as exhibit 21 of the Company’s form 10-K dated August 28, 2019.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

BIO-TECHNE CORPORATION

Date: November 6, 2019	/s/ Charles Kummeth
By: Charles Kummeth
Its: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

November 6, 2019	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

November 6, 2019	/s/ Rupert Vessey
Dr. Rupert Vessey, Director

November 6, 2019	/s/ Joseph Keegan, Ph.D.
Dr. Joseph Keegan, Director

November 6, 2019	/s/ John L. Higgins
John L. Higgins, Director

November 6, 2019	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

November 6, 2019	/s/ Alpna Seth, Ph.D.
Dr. Alpna Seth, Director

November 6, 2019	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

November 6, 2019	/s/ Harold J. Wiens
Harold J. Wiens, Director

November 6, 2019	/s/ Charles Kummeth
Charles Kummeth, Director and Chief Executive Officer (principal executive officer)

November 6, 2019	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)