Form 10-Q
period 2019-09-30
BIO-TECHNE Corp
filed 2019-11-06
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17272

BIO-TECHNE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1427402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 McKinley Place N.E. Minneapolis, MN55413	(612) 379-8854
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	TECH	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 1, 2019, 38,112,184 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2019	2018
Net sales	$183,243	$162,970
Cost of sales	64,829	55,367
Gross margin	118,414	107,603
Operating expenses:
Selling, general and administrative	69,010	67,051
Research and development	16,077	14,789
Total operating expenses	85,087	81,840
Operating income	33,327	25,763
Other (expense) income	(15,521)	(8,177)
Earnings before income taxes	17,806	17,586
Income taxes	3,408	183
Net earnings	$14,398	$17,403
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,602)	(1,136)
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax of $154 in FY20	(504)	-
Other comprehensive (loss) income	(8,106)	(1,136)
Comprehensive income	$6,292	$16,267
Earnings per share:
Basic	$0.38	$0.46
Diluted	$0.37	$0.45

Weighted average common shares outstanding:
Basic	38,032	37,697
Diluted	39,253	38,813

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2019 (unaudited)	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$99,891	$100,886
Short-term available-for-sale investments	58,520	65,147
Accounts receivable, less allowance for doubtful accounts of $1,007 and $980, respectively	122,724	137,466
Inventories	90,855	91,050
Other current assets	19,955	18,058
Total current assets	391,945	412,607

Property and equipment, net	156,783	154,039
Right of use asset	76,962	-
Goodwill	730,412	732,667
Intangible assets, net	563,338	579,429
Other assets	5,588	5,668
Total assets	$1,925,028	$1,884,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$14,106	$16,210
Salaries, wages and related accruals	17,543	28,638
Accrued expenses	11,048	26,389
Contract liabilities	9,108	9,084
Income taxes payable	6,533	5,764
Operating lease liabilities - current	9,260	-
Contingent consideration payable	8,170	3,400
Current portion of long-term debt obligations	12,500	12,500
Total current liabilities	88,268	101,985

Deferred income taxes	88,530	89,754
Long-term debt obligations	473,556	492,660
Long-term contingent consideration payable	5,130	9,200
Operating lease liabilities	72,870	-
Other long-term liabilities	22,450	25,222
Shareholders' equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 38,084,292 and 37,934,040, respectively	381	379
Additional paid-in capital	334,112	316,797
Retained earnings	931,358	931,934
Accumulated other comprehensive loss	(91,627)	(83,521)
Total shareholders' equity	1,174,224	1,165,589
Total liabilities and shareholders’ equity	$1,925,028	$1,884,410

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,398	$17,403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,085	19,052
Costs recognized on sale of acquired inventory	-	935
Deferred income taxes	(607)	(3,768)
Stock-based compensation expense	8,366	11,565
Fair value adjustment to contingent consideration payable	700	(200)
Fair value adjustment on available for sale investments	10,401	2,202
Other operating activity	164	2,217
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(1,405)	8,307
Inventories	(720)	(6,678)
Other current assets	(2,549)	(1,354)
Trade accounts payable, accrued expenses, contract liabilities, and other	1,456	3,107
Salaries, wages and related accruals	(10,983)	(8,476)
Income taxes payable	1,233	(4,864)
Net cash provided by operating activities	40,539	39,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	11,311	-
Purchases of available-for-sale investments	(15,871)	(11,694)
Additions to property and equipment	(10,525)	(4,190)
Acquisitions, net of cash acquired	-	(272,229)
Net cash used in investing activities	(15,085)	(288,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,169)	(12,066)
Proceeds from stock option exercises	8,952	16,453
Proceeds from long-term debt	-	580,000
Repayments of long-term debt	(19,125)	(357,125)
Debt issuance costs	-	(3,004)
Other financing activity	(1,927)	(1,727)
Net cash provided by (used in) financing activities	(24,269)	222,531

Effect of exchange rate changes on cash and cash equivalents	(2,180)	(1,182)
Net decrease in cash and cash equivalents	(995)	(27,316)
Cash and cash equivalents at beginning of period	100,886	121,990
Cash and cash equivalents at end of period	$99,891	$94,674

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,452	$8,447
Cash paid for interest	$5,092	$3,229

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2019, included in the Company's Annual Report on Form 10-K/A for fiscal year 2019. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K/A for fiscal year 2019. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

During the first quarter of fiscal 2020, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the company operated under were consistent with the Company's reportable segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. The FASB has issued narrow codification improvements to Leases (Topic 842) through ASU No. 2018-10 and ASU 2019-01. Additionally, the FASB issued ASU 2018-11, allowing an entity to elect a transition method where they do not recast prior periods presented in the financial statements in the period of adoption. The Company has elected the transition method allowed for under ASU 2018-11 when adopting Leases (Topic 842). The Company adopted the standard effective July 1, 2019 and correspondingly recorded incremental operating lease liabilities of $80.6 million, a right-of-use lease asset of $79.5 million, retained earnings of $0.8 million and a deferred tax adjustment of $0.3 million. Additionally, the Company reclassified $4.0 million of deferred rent recorded within accrued expenses under ASC 840 - Leases into operating lease liabilities upon adoption of Topic 842. In adopting ASC 842, the Company elected the package of available practical expedients and to use hindsight in determining the lease term for all existing leases. Further, as part of our adoption of ASC 842, the Company also made the accounting policy elections to not capitalize short term leases (defined as a lease with a lease term that is less than 12 months) and to combine lease and non-lease components for all asset classes in determining the lease payments. Refer to Note 7 for additional information on leases.

Pronouncements Issued But Not Yet Adopted

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

Note 2. Revenue Recognition:

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. The vast majority of service revenues consist of extended warranty contracts, post contract support (“PCS”), and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. The remaining service revenues were not material to the period and consist of laboratory services recognized at point in time. Given the Company does not have significant historical experience collecting payments from Medicare or insurance providers, the Company considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Accordingly, the Company did not record revenue upon completion of the performance obligation, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. Royalty revenues are primarily based on net sales of the Company’s licensed products by a third party. We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of September 30, 2019.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2019 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of September 30, 2019 and June 30, 2019 were approximately $10.5 million and $10.4 million, respectively. Contract liabilities as of June 30, 2019 subsequently recognized as revenue during the quarter period ended September 30, 2019 were $3.8 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the balance sheet.

Any claims for credit or return of goods must be made within 10 days of receipt. Revenues are reduced to reflect estimated credits and returns. Although the amounts recorded for these revenue deductions are dependent on estimates and assumptions, historically our adjustments to actual results have not been material.

Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products. We elected the practical expedient that allows us to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost, and we accrue costs of shipping and handling when the related revenue is recognized.

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended
	September 30,
	2019	2018
Consumables	$151,445	$135,653
Instruments	16,993	15,346
Services	10,623	8,301
Total product and services revenue, net	$179,061	$159,299
Royalty revenues	4,182	3,671
Total revenues, net	$183,243	$162,970

Revenue by geography is as follows:

	Quarter Ended
	September 30,
	2019	2018
United States	$102,352	$90,455
EMEA, excluding United Kingdom	38,804	35,233
United Kingdom	7,589	7,128
APAC, excluding Greater China	14,005	11,629
Greater China	16,080	13,422
Rest of World	4,413	5,103
Total revenues, net	$183,243	$162,970

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2019	2019
Raw materials	$41,178	$40,913
Finished goods(1)	53,044	53,376
Inventories, net	$94,222	$94,289

(1) Finished goods inventory of $3,367 and $3,239 is included within other long-term assets in the respective September 30, 2019 and June 30, 2019, consolidated balance sheet. The inventory is included in long-term assets as it forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2019	2019
Land	$7,561	$7,065
Buildings and improvements	175,493	175,019
Machinery and equipment	130,682	124,233
Property and equipment, cost	313,736	306,317
Accumulated depreciation and amortization	(156,953)	(152,278)
Property and equipment, net	$156,783	$154,039

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2019	2019
Developed technology	$434,901	$435,679
Trade names	146,950	147,296
Customer relationships	212,913	214,320
Patents	2,242	2,133
Intangible assets	797,006	799,428
Accumulated amortization	(233,668)	(219,999)
Intangible assets, net	$563,338	$579,429

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2019 consist of (in thousands):

Beginning balance	$579,429
Acquisitions	-
Other additions	72
Amortization expense	(14,949)
Currency translation	(1,214)
Ending balance	$563,338

The estimated future amortization expense for intangible assets as of September 30, 2019 is as follows (in thousands):

2020 remainder	$44,807
2021	59,403
2022	57,804
2023	55,938
2024	53,409
Thereafter	291,977
Total	$563,338

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended September 30, 2019 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$377,407	355,260	$732,667
Acquisitions (Note 4)	-	-	-
Currency translation	(2,150)	(105)	(2,255)
Ending balance	$375,257	$355,155	$730,412

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2019. No indicators of impairment were identified as part of our assessment.

No triggering events were identified during the quarter ended September 30, 2019. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

B-MoGen Biotechnologies

On June 4, 2019, the Company acquired the remaining interest in B-MoGen Biotechnologies Inc. (B-MoGen) for approximately $17.4 million, net of cash acquired, plus contingent consideration of up to $38.0 million, subject to certain product development milestones and revenue thresholds. The Company previously held an investment of $1.4 million in B-MoGen and recognized a gain of approximately $3.7 million on the date of the transaction representing the adjustment of our historical investment to its fair value as previously disclosed in our 10K/A. The goodwill recorded as result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Protein Sciences reportable segment in the fourth quarter of fiscal year 2019.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize our purchasing accounting by the end of the second quarter of fiscal year 2020 when we have finalized our income tax assessment of acquired net operating losses (NOLs) with the completion of the stub period tax returns. Amounts for deferred tax liabilities, acquired NOLs, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousand's)

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

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology was estimated based on management's forecasted cash inflows and outflows and using a multi-period excess earnings method to calculate the fair value of assets purchased. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 14 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

Note 5. Fair Value Measurements:

The Company’s financial instruments include cash and cash equivalents, available for sale investments, derivative instruments, accounts receivable, accounts payable, contingent consideration obligations, and long-term debt.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	September 30, 2019	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$27,819	$27,819	$-	$-
Certificates of deposit (2)	30,701	30,701	-	-
Total assets	$58,520	$58,520	$-	$-

Liabilities
Contingent consideration	$13,300	$-	$-	$13,300
Derivative instruments - cash flow hedges	13,116	-	13,116	-
Total liabilities	$26,416	$-	$13,116	$13,300

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2019	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$38,219	$38,219	$-	$-
Certificates of deposit (2)	26,928	26,928	-	-
Total assets	$65,147	$65,147	$-	$-

Liabilities
Contingent consideration	$12,600	$-	$-	$12,600
Derivative instruments - cash flow hedges	12,458	-	12,458	-
Total liabilities	$25,058	$-	$12,458	$12,600

(1)	Included in available-for-sale investments on the balance sheet. The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) at September 30, 2019 and June 30, 2019 was $18.8 million
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

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company will exchange, at specified intervals, the difference between floating and fixed interest amounts based on $380 million of notional principal amount. The change in the fair value of the instrument is reported as a component of the other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The company did not reclassify any amounts out of other comprehensive income into interest expense during the quarter ended September 30, 2019. The liability related to the derivative instrument was recorded within Other long-term liabilities on the Consolidated Balance Sheet. The instrument was valued using observable market inputs in active markets and therefore classified as a Level 2 liability.

Fair value measurements of contingent consideration

In connection with the Exosome Diagnostics, Inc. (Exosome), QT Holdings Corporation (Quad), and B-MoGen acquisitions the Company is required to make contingent consideration payments of up to $325.0 million, $51.0 million and $38.0 million, respectively. The contingent consideration payments are subject to Exosome achieving certain EBITA thresholds, Quad meeting certain product development milestones and revenue thresholds, and B-Mogen meeting certain product development milestones and revenue thresholds. The preliminary fair value of the liabilities for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $14.6 million ($3.8 million for Exosome, $5.3 million for Quad, and $5.5 million for B-MoGen).  The preliminary fair value of the development milestone payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations were probability of success, duration of the earn-out, and discount rate.   The preliminary fair value for the EBITA and revenue milestone payments was determined using a Monte Carlo simulation based model discounted to present value.  Assumptions used in these calculation included units sold, expected revenue, expected expenses, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2019 (in thousands):

Quarter Ended
September 30, 2019
Fair value at the beginning of period	$12,600
Purchase price contingent consideration (Note 4)	-
Change in fair value of contingent consideration	700
Payments	-
Fair value at the end of period	$13,300

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2019, the outstanding balance under the Credit Agreement was $486.4 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the three months ended September 30, 2019, the Company recognized $1.0 million in variable lease expense and $3.2 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of: September 30, 2019
Operating leases:
Operating lease right of use assets	Right of Use Asset	$76,962

Current operating lease liabilities	Operating lease liabilities current	$9,260
Noncurrent operating lease liabilities	Operating lease liabilities	72,870
Total operating lease liabilities		$82,130

Weighted average remaining lease term (in years):		9.33

Weighted average discount rate:		4.40%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the three months ended (in thousands):

Three months ended September 30, 2019
Cash amounts paid on operating lease liabilities	$3,144

Right of use assets obtained in exchange for lease liabilities	25

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating Leases
Remainder of 2020	$6,856
2021	9,017
2022	8,893
2023	8,616
2024	8,170
Thereafter	40,578
Total	$82,130

Certain leases include one or more options to renew, with terms that extend the lease term up to five years. Bio-Techne includes option to renew the lease as part of the right of use lease asset and liability when it is reasonably certain the Company will exercise the option. In addition, certain leases contain fair value purchase and termination options with an associated penalty. In general, Bio-Techne is not reasonably certain to exercise such options.

Disclosures related to periods prior to adoption of new lease standard:

At June 30, 2019, aggregate net minimum rental commitments under non-cancelable leases having an initial or remaining term of more than one year are payable as follows (in thousands):

Operating Leases
2020	$13,707
2021	13,469
2022	13,154
2023	12,716
2024	11,392
Thereafter	51,895
Total	$116,333

Total rent expense was approximately $12.9 million, $10.8 million, and $9.8 million for the years ended June 30, 2019, 2018, and 2017, respectively.

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 in both the three months ended September 30, 2019 and 2018.

Consolidated Changes in Equity (amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2019	37,934	$379	$316,797	$931,934	$(83,521)	$1,165,589
Cumulative effect adjustments due to adoption of new accounting standards and other				(879)		(879)
Net earnings				14,398		14,398
Other comprehensive loss					(8,106)	(8,106)
Common stock issued for exercise of options	94	1	7,854			7,855
Common stock issued for restricted stock awards	50	0	(0)	(1,926)		(1,926)
Cash dividends				(12,169)		(12,169)
Stock-based compensation expense			8,267			8,267
Common stock issued to employee stock purchase plan	6	0	1,096			1,096
Employee stock purchase plan expense			99			99
Balances at September 30, 2019	38,084	$381	$334,112	$931,358	$(91,627)	$1,174,224

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2018	37,608	$376	$246,568	$876,931	$(44,814)	$1,079,061
Cumulative effect adjustments due to adoption of new accounting standards and other				25,276	(24,682)	594
Net earnings				17,403		17,403
Other comprehensive loss					(1,136)	(1,136)
Common stock issued for exercise of options	166	2	15,609			15,611
Common stock issued for restricted stock awards	24	0		(2,405)		(2,405)
Cash dividends				(12,066)		(12,066)
Stock-based compensation expense			11,327			11,327
Common stock issued to employee stock purchase plan	5	0	842			842
Employee stock purchase plan expense			238			238
Balances at September 30, 2018	37,803	$378	$274,584	$905,139	$(70,632)	$1,109,469

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges entered into in the second quarter of fiscal 2019. There were no reclassifications of gains (losses) from accumulated other comprehensive income (loss) to earnings during the three months ended September 30, 2019 and 2018.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2019	$(9,537)	$(73,983)	$(83,521)
Other comprehensive income (loss), net of tax before reclassifications	(504)	(7,602)	(8,106)
Balance as of September 30, 2019(1)	$(10,041)	$(81,585)	$(91,627)

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2018(2)	$-	$(69,496)	$(69,496)
Other comprehensive income (loss), net of tax before reclassifications	-	(1,136)	(1,136)
Balance as of September 30, 2018	$-	$(70,632)	$(70,632)

(1) The gain (loss) on the forward starting interest rate swap will be reclassified into earnings beginning October 31, 2019. Approximately ($3,907) of the ($10,041) will be reclassified into earnings in the 12 months subsequent to September 30, 2019.

(2) As previously disclosed in our 10-K/A, unrealized gains of $24,682 on available-for-sale investments with readily determinable fair vales were included in the June 30, 2018 Consolidated Balance Sheet and were reclassified into retained earnings at the beginning of fiscal 2019 upon our adoption of ASU 2016-01 and ASU 2018-02. The amounts presented in accumulated other comprehensive income as of June 30, 2018 exclude these unrealized gains subsequently reclassified into retained earnings.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended September 30,
	2019	2018
Earnings per share – basic:
Net Income	$14,398	$17,403
Income allocated to participating securities	(11)	(16)
Income available to common shareholders	$14,387	$17,387
Weighted-average shares outstanding	38,032	37,697
Earnings per share-basic	$0.38	$0.46

Earnings per share – diluted:
Net Income	$14,398	$17,403
Income allocated to participating securities	(11)	(16)
Income available to common shareholders	$14,387	$17,387
Weighted average common shares outstanding-basic	38,032	37,697
Dilutive effect of stock options and restricted stock units	1,221	1,116
Weighted average common shares outstanding-diluted	39,253	38,813
Earnings per share-diluted	$0.37	$0.45

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.2 million and 1.3 million for the first quarter ended September 30, 2019 and 2018, respectively.

Note 10. Share-based Compensation:

During the quarter ended September 30, 2019 and 2018, the Company granted 0.7 million and 0.9 million stock options at weighted average grant prices of $190.39 and $173.33 and weighted average fair values of $36.72 and $34.30, respectively. During the quarter ended September 30, 2019 and 2018, the Company granted 30,858  and 53,903 restricted stock units at a weighted average fair value of $192.08 and $170.74, respectively. During the quarter ended September 30, 2019 and 2018, the Company granted 11,438 and 11,279 shares of restricted common stock shares at a weighted average fair value of $190.65 and $177.32.

Stock options for 93,596 and 166,577 shares of common stock with total intrinsic values of $11.6 million and $14.9 million were exercised during the quarter ended September 30, 2019 and 2018, respectively.

Stock-based compensation expense of $8.4 million and $11.6 million was included in selling, general and administrative expenses for the quarter ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $45.7 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2019	2018
Interest expense	$(5,222)	$(5,239)
Interest income	111	102
Other non-operating income (expense), net	(10,410)	(3,040)
Total other income (expense)	$(15,521)	$(8,177)

Note 12. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2020 and 2019 was 19.1% and 1.0% of consolidated earnings before income taxes, respectively. The change in the company’s tax rate for the first quarter of fiscal 2020 compared to first quarter of fiscal 2019 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $1.3 million during the three months ended September 30, 2019 compared to $4.2 million during the three months ended September 30, 2018. Share-based compensation excess tax benefit contributed $3.2 million and $3.4 million in the three months ended September 30, 2019 and 2018, respectively. The Company recognized total other immaterial net discrete tax expenses of $1.9 million in the quarter compared to $0.8 million other immaterial net discrete tax benefits in the three months ended September 30, 2018.

The Company continues to monitor changes in interpretations, assumptions guidance, and additional regulations regarding the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on  December 22, 2017. The Company recognizes potential changes to these items could have a material impact on our effective tax rate in future periods.

Note 13. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses.  The Protein Sciences and Diagnostics and Genomics segments both include consumables, instruments, services and royalty revenue.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2019	2018
Net sales:
Protein Sciences	$140,995	$126,391
Diagnostics and Genomics	42,552	36,747
Intersegment	(304)	(168)
Consolidated net sales	$183,243	$162,970
Operating income:
Protein Sciences	$59,538	$54,614
Diagnostics and Genomics	900	2,536
Segment operating income	60,438	57,150
Costs recognized on sale of acquired inventory	-	(935)
Amortization of acquisition related intangible assets	(14,901)	(14,276)
Acquisition related expenses	(1,310)	(2,631)
Stock-based compensation, inclusive of employer taxes	(8,800)	(11,565)
Corporate general, selling, and administrative expenses	(2,100)	(1,980)
Consolidated operating income	$33,327	$25,763

Note 14. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2019. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

Consistent with prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment during fiscal year 2020. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate(IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the three months ended September 30, 2019. Refer to the prior year Annual Report on form 10-K for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Consolidated net sales increased 12% for the quarter ended September 30, 2019 compared to the same prior year period. Organic growth was 13% for the quarter ended September 30, 2019 compared to the same prior year period, with foreign currency exchange having an unfavorable impact of 1% and acquisitions contributing less than 1% to revenue growth.

Consolidated net earnings decreased 17% for the quarter ended September 30, 2019 compared to the same prior year period due to an unrealized loss on our CCXI investment, which was partially offset by the timing of stock compensation expense recognized as a result of adding new requirements for certain vesting eligibility.

Net Sales

Consolidated net sales for the quarter ended September 30, 2019 were $183.2 million, an increase of 12% from the same prior year period. Organic growth was 13% for the quarter ended September 30, 2019 compared to the same prior year period, with foreign currency exchange having an unfavorable impact of 1% and acquisitions contributing less than 1% to revenue growth.

For the quarter ended September 30, 2019 by geography, the Company experienced broad based revenue growth across products and end markets with each major geographical region achieving double-digit organic growth and with China obtaining nearly 20% organic growth.

Gross Margins

Consolidated gross margins for the quarter ended September 30, 2019 and September 30, 2018 were 64.6% and 66.0%, respectively. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold, stock compensation expense, and amortization of intangibles, adjusted gross margins were 69.5% and 72.0% for the quarter ended September 30, 2019 and 2018, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins were negatively impacted by product mix and unfavorable foreign exchange rates for the quarter ended September 30, 2019 as compared to the prior year.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2019	2018
Consolidated gross margin percentage	64.6%	66.0%
Identified adjustments:
Costs recognized upon sale of acquired inventory	-%	0.6%
Amortization of intangibles	4.7%	5.4%
Stock compensation expense - COGS	0.2%	-%
Non-GAAP adjusted gross margin percentage	69.5%	72.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million (3%) for the quarter ended September 30, 2019 from the same prior year period. The increase was driven by recent acquisitions, which was partially offset by the timing of stock compensation expense recognized as a result of adding new requirements for certain vesting eligibility.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2019 increased $1.3 million (9%) from the same prior year period. The increase was driven by additional expense from the ExosomeDx acquisition, which was acquired in August of 2019.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2019	2018
Net sales (in thousands)	$140,995	$126,391
Operating margin percentage	42.2%	43.2%

Protein Science’s net sales for the quarter ended September 30, 2019 were $141.0 million with reported growth of 12% compared to the same prior year period. Organic growth for the quarter ended September 30, 2019 was 12% with acquisitions contributing 1% and currency exchange having an unfavorable impact of 1%. Segment growth was broad-based and especially strong in the proteins, antibodies, and the Simple Western product categories.

The operating margin for the quarter ended September 30, 2019 was 42.2% compared to 43.2% for the same prior year period. Operating income margin was negatively impacted by product mix and unfavorable foreign exchange.

Diagnostics and Genomics

	Quarter Ended
	September 30,
	2019	2018
Net sales (in thousands)	$42,552	$36,747
Operating margin percentage	2.1%	6.9%

Diagnostics and Genomics’ net sales for the quarter ended September 30, 2019 were $42.6 million compared to $36.7 million for the same prior year period. Organic growth for the quarter ended September 30, 2019 was 16% with acquisitions contributing 1% and currency exchange having an unfavorable impact of 1%. Segment growth was broad-based and especially strong in our RNAscope and hematology products.

The operating margin for the segment was 2.1% for the quarter ended September 30, 2019 compared to 6.9% for the same prior year period. Operating income margin was negatively impacted by the acquisition of ExosomeDx, which was acquired in August of 2019.

Income Taxes

Income taxes for the quarter ended September 30, 2019 were at an effective rate of 19.1% of consolidated earnings before income taxes compared to 1.0% for the quarter ended September 30, 2018. The change in the Company’s tax rate for the quarter ended September 30, 2019 was driven by discrete tax items of $1.3 million compared to prior year discrete tax items of $4.2 million as further discussed in Note 12.

The forecasted tax rate as of the first fiscal quarter of 2020 before discrete items is 26.3% compared to the prior year forecasted tax rate before discrete items of 24.6%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2020 to range from 24% to 28%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2019	2018
Net earnings	$14,398	$17,403
Identified adjustments:
Costs recognized upon sale of acquired inventory	-	935
Amortization of acquisition intangibles	14,901	14,276
Acquisition related expenses	1,404	2,722
Stock-based compensation, inclusive of employer taxes	8,800	11,565
Realized and unrealized (gain)loss on investments	10,401	2,202
Tax impact of above adjustments	(6,982)	(6,712)
Tax impact of discrete tax items	(1,271)	(4,176)
Non-GAAP adjusted net earnings	$41,651	$38,215
Non-GAAP adjusted net earnings growth	9.0%	12.5%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter ended September 30, 2019 and September 30, 2018.

	Quarter Ended
	September 30,
	2019	2018
Reported GAAP tax rate	19.1%	1.0%
Tax rate impact of:
Identified non-GAAP adjustments	(4.3)%	(2.1)%
Discrete tax items	7.1%	23.6%
Non-GAAP adjusted tax rate	21.9%	22.5%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2019 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, cash and cash equivalents and available-for-sale investments were $158.4 million compared to $166.0 million as of June 30, 2019. Included in available-for-sale-investments as of September 30, 2019 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $27.8 million. The fair value of the Company's CCXI investment at June 30, 2019 was $38.2 million.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $325 million, $51 million, and $38 million relating to the Exosome, Quad, and B-MoGen acquisitions. The fair value of the remaining payments is $13.3 million as of September 30, 2019.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $40.5 million from operating activities in the first quarter of fiscal 2020 compared to $39.4 million in the first quarter of fiscal 2019. The increase from the prior year was primarily due to timing of cash payments on operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. The Company did not make any cash payments for acquisitions in the first quarter of fiscal 2020 compared to $272.2 million paid in the first quarter of fiscal 2019 for the Quad and ExosomeDx acquisitions.

Capital expenditures for fixed assets for the first quarter of fiscal 2020 and 2019 were $10.5 million and $4.1 million, respectively. Capital expenditures for the remainder of fiscal 2020 are expected to be approximately $50 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2020 and 2019, the Company paid cash dividends of $12.2 million and $12.1 million, respectively, to all common shareholders. On October 29, 2019, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.1 million, will be payable November 22, 2019 to all common shareholders of record on November 8, 2019.

Cash of $9.0 million and $16.5 million was received during the first quarter of fiscal 2020 and 2019, respectively, from the exercise of stock options.

During the first quarter of fiscal 2020, the Company made payments of $19.1 million payment towards the balance of its line-of-credit facility. During the first quarter of fiscal 2019, the Company made payments of $339.0 million towards the balance of its previous line-of-credit facility and borrowed $330.0 million and $250.0 million under its new line-of-credit facility and term loan, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the contingent consideration associated with the Exosome, Quad, and B-MoGen and acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended September 30, 2019.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K/A for fiscal 2019 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the first quarter of fiscal 2020 that would require disclosure nor have there been any changes to the Company's policies.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2019 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $28 million. As of September 30, 2019, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $2.8 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2019, approximately 28% of consolidated net sales were made in foreign currencies, including 13% in euros, 4% in British pound sterling, 5% in Chinese yuan and the remaining 6% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2019	2018
Euro	$1.10	$1.17
British pound sterling	1.22	1.31
Chinese yuan	0.14	0.15
Canadian dollar	0.76	0.77

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2019 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$2,699
Decrease in translation of net assets of foreign subsidiaries	43,142
Additional transaction losses	903

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 6, 2019, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2019, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended September 30, 2019.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015*

3.2	Third Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated February 1, 2018*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 26, 2017*

10.3**	Form of Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.6 of the Company's Form 8-K dated October 26, 2017*

10.4**	Form of Restricted Stock Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan attached as Exhibit 10.4 of the Company’s Form 10-K dated August 28, 2019

10.5**	Form of the Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan attached as Exhibit 10.5 of the Company’s Form 10-K dated August 28, 2019

10.6**	Form of Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--attached as Exhibit 10.6 of the Company’s Form 10-K dated August 28, 2019

10.7**	Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--attached as Exhibit 10.7 of the Company’s Form 10-K dated August 28, 2019

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

-------------

*     Incorporated by reference; SEC File No. 000-17272

**   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: November 6, 2019	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 6, 2019	/s/ James Hippel
James Hippel
Principal Financial Officer