Form 10-Q
period 2019-12-31
BIO-TECHNE Corp
filed 2020-02-06
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019, or

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

At February 3, 2020, 38,351,667 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$184,934	$174,510	$368,177	$337,480
Cost of sales	63,531	61,492	128,361	116,859
Gross margin	121,403	113,018	239,816	220,621
Operating expenses:
Selling, general and administrative	68,030	63,603	137,040	130,655
Research and development	16,381	15,812	32,459	30,602
Total operating expenses	84,411	79,415	169,499	161,257
Operating income	36,992	33,603	70,317	59,364
Other (expense) income	113,334	(11,836)	97,812	(20,012)
Earnings before income taxes	150,326	21,767	168,129	39,352
Income taxes	30,704	4,211	34,111	4,394
Net earnings	$119,622	$17,556	$134,018	$34,958
Other comprehensive (loss) income:
Foreign currency translation adjustments	11,867	(8,464)	4,265	(9,600)
Derivative instruments - cash flow hedges	1,408	(3,915)	904	(3,915)
Other comprehensive (loss) income	13,275	(12,379)	5,169	(13,515)
Comprehensive income	$132,897	$5,177	$139,187	$21,443
Earnings per share:
Basic	$3.13	$0.46	$3.51	$0.93
Diluted	$3.02	$0.45	$3.40	$0.90

Weighted average common shares outstanding:
Basic	38,167	37,766	38,100	37,732
Diluted	39,550	38,748	39,370	38,782

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2019 (unaudited)	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$110,293	$100,886
Short-term available-for-sale investments	133,657	65,147
Accounts receivable, less allowance for doubtful accounts of $1,011 and $980, respectively	111,753	137,466
Inventories	95,351	91,050
Other current assets	14,020	18,058
Total current assets	465,074	412,607

Property and equipment, net	164,313	154,039
Right of use asset	75,824	-
Goodwill	734,241	732,667
Intangible assets, net	549,712	579,429
Other assets	9,251	5,668
Total assets	$1,998,415	$1,884,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$19,092	$16,210
Salaries, wages and related accruals	18,612	28,638
Accrued expenses	10,736	26,389
Contract liabilities	11,893	9,084
Income taxes payable	12,851	5,764
Operating lease liabilities - current	9,398	-
Contingent consideration payable	9,871	3,400
Current portion of long-term debt obligations	12,500	12,500
Total current liabilities	104,953	101,985

Deferred income taxes	104,579	89,754
Long-term debt obligations	370,452	492,660
Long-term contingent consideration payable	2,684	9,200
Operating lease liabilities	71,693	-
Other long-term liabilities	20,706	25,222
Shareholders' equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 38,282,251 and 37,934,040, respectively	383	379
Additional paid-in capital	362,534	316,797
Retained earnings	1,038,783	931,934
Accumulated other comprehensive loss	(78,352)	(83,521)
Total shareholders' equity	1,323,348	1,165,589
Total liabilities and shareholders’ equity	$1,998,415	$1,884,410

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$134,018	$34,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,638	38,930
Costs recognized on sale of acquired inventory	-	1,869
Deferred income taxes	14,805	(9,106)
Stock-based compensation expense	18,495	18,426
Fair value adjustment to contingent consideration payable	100	(700)
Fair value adjustment on available for sale investments	(110,856)	9,366
Other operating activity	192	2,340
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	9,950	7,848
Inventories	(4,381)	(8,212)
Other current assets	(1,320)	(2,258)
Trade accounts payable, accrued expenses, contract liabilities, and other	7,115	5,385
Salaries, wages and related accruals	(10,185)	(3,937)
Income taxes payable	12,386	(8,898)
Net cash provided by operating activities	110,957	86,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturities of available-for-sale investments	68,398	5,334
Purchases of available-for-sale investments	(25,099)	(26,000)
Additions to property and equipment	(25,089)	(8,794)
Acquisitions, net of cash acquired	-	(272,287)
Net cash provided by (used in) investing activities	18,210	(301,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(24,365)	(24,151)
Proceeds from stock option exercises	27,247	18,860
Re-purchase of common stock	-	(15,404)
Proceeds from long-term debt	-	580,000
Repayments of long-term debt	(122,250)	(373,250)
Other financing activity	(1,928)	(4,731)
Net cash provided by (used in) financing activities	(121,296)	181,324

Effect of exchange rate changes on cash and cash equivalents	1,535	(1,692)
Net increase (decrease) in cash and cash equivalents	9,406	(36,104)
Cash and cash equivalents at beginning of period	100,886	121,990
Cash and cash equivalents at end of period	$110,293	$85,886

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,037	$10,812
Cash paid for interest	$9,869	$19,135

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

(unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies:

The interim condensed consolidated financial statements of Bio-Techne Corporation and subsidiaries, (the Company) presented here have been prepared by the Company and are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2019, included in the Company's Annual Report on Form 10-K/A for fiscal year 2019. The Company's condensed consolidated Balance Sheet as of June 30, 2019 was derived from the audited annual Consolidated Financial Statements for fiscal year 2019. Refer to the Company's Annual Report on Form 10-K/A for fiscal year 2019 for the notes to the June 30, 2019 Balance Sheet and a summary of significant accounting policies followed by the Company. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

During fiscal year 2020, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the company operated under were consistent with the Company's reportable segments disclosed in the Company's Annual Report on Form 10-K/A for fiscal 2019.

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

Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendment in this update replaced the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade and loan receivables and available-for-sale debt securities. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is July 1, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of December 31, 2019.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of December 31, 2019 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of December 31, 2019 and June 30, 2019 were approximately $13.2 million and $10.4 million, respectively. Contract liabilities as of June 30, 2019 subsequently recognized as revenue during the quarter period and six month period ended December 31, 2019 were approximately $2.2 million and $6.0 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Consumables	$149,257	$139,904	$300,702	$275,557
Instruments	19,983	19,666	36,976	35,012
Services	10,868	9,162	21,491	17,462
Total product and services revenue, net	$180,108	$168,732	$359,168	$328,031
Royalty revenues	4,826	5,778	9,009	9,449
Total revenues, net	$184,934	$174,510	$368,177	$337,480

Revenue by geography is as follows:

	Quarter Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
United States	$99,665	$92,902	$202,017	$183,358
EMEA, excluding United Kingdom	38,081	38,446	76,885	73,677
United Kingdom	7,865	8,838	15,454	15,967
APAC, excluding Greater China	15,784	13,418	29,789	25,047
Greater China	19,793	16,312	35,873	29,734
Rest of World	3,746	4,594	8,159	9,697
Total revenues, net	$184,934	$174,510	$368,177	$337,480

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2019	2019
Raw materials	$44,353	$40,913
Finished goods(1)	54,502	53,376
Inventories, net	$98,855	$94,289

(1) Finished goods inventory of $3,504 and $3,239 is included within other long-term assets in the respective December 31, 2019 and June 30, 2019, consolidated balance sheet. The inventory is included in long-term assets as it forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2019	2019
Land	$7,561	$7,065
Buildings and improvements	179,164	175,019
Machinery and equipment	139,814	124,233
Property and equipment, cost	326,539	306,317
Accumulated depreciation	(162,226)	(152,278)
Property and equipment, net	$164,313	$154,039

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2019	2019
Developed technology	$436,454	$435,679
Trade names	147,514	147,296
Customer relationships	214,434	214,320
Patents	2,309	2,133
Intangible assets	800,711	799,428
Accumulated amortization	(250,999)	(219,999)
Intangible assets, net	$549,712	$579,429

Changes to the carrying amount of net intangible assets for the six months ended December 31, 2019 consist of (in thousands):

Beginning balance	$579,429
Acquisitions	-
Other additions	189
Amortization expense	(30,108)
Currency translation	202
Ending balance	$549,712

The estimated future amortization expense for intangible assets as of December 31, 2019 is as follows (in thousands):

2020 remainder	$31,164
2021	60,162
2022	57,848
2023	55,976
2024	53,416
Thereafter	291,146
Total	$549,712

Goodwill:

Changes to the carrying amount of goodwill for the six months ended December 31, 2019 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$377,407	355,260	$732,667
Acquisitions (Note 4)	-	-	-
Currency translation	1,609	(35)	1,574
Ending balance	$379,016	$355,225	$734,241

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2019. No indicators of impairment were identified as part of our assessment.

No triggering events were identified during the six months ended December 31, 2019. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize our purchasing accounting by the end of the third quarter of fiscal year 2020 when we have finalized our income tax assessment of acquired net operating losses (NOLs) with the completion of the stub period tax returns. Amounts for deferred tax liabilities, acquired NOLs, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousand's):

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	December 31, 2019	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$100,006	$94,432	$5,574	$-
Certificates of deposit (2)	33,651	33,651	-	-
Total assets	$133,657	$128,083	$5,574	$-

Liabilities
Contingent consideration	$12,555	$-	$-	$12,555
Derivative instruments - cash flow hedges	11,273	-	11,273	-
Total liabilities	$23,828	$-	$11,273	$12,555

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2019	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$38,219	$38,219	$-	$-
Certificates of deposit (2)	26,928	26,928	-	-
Total assets	$65,147	$65,147	$-	$-

Liabilities
Contingent consideration	$12,600	$-	$-	$12,600
Derivative instruments - cash flow hedges	12,458	-	12,458	-
Total liabilities	$25,058	$-	$12,458	$12,600

(1)

Included in available-for-sale investments on the condensed consolidated balance sheet.   The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) was $11.3 million and $18.8 million as of December 31, 2019 and June 30, 2019, respectively. The Company has a warrant to purchase additional CCXI equity shares which was valued at $5.6 million as of December 31, 2019. The fair value of the warrant as of June 30, 2019 was not material.

(2)	Included in available-for-sale investments on the condensed consolidated balance sheet. The certificate of deposits have contractual maturity dates within one year.

Fair value measurements of available for sale securities

Available for sale securities excluding warrants are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. The Company's warrant to purchase additional shares at a specified future price was valued using a Black-Scholes model with observable inputs in active markets and therefore was classified as a Level 2 asset.

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company will exchange, at specified intervals, the difference between floating and fixed interest amounts based on $380 million of notional principal amount. The change in the fair value of the instrument is reported as a component of the other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. As further described in Note 8, the company reclassified $0.8 million out of other comprehensive income into interest expense during the quarter and six months ended December 31, 2019. The liability related to the derivative instrument was recorded within Other long-term liabilities on the Consolidated Balance Sheet. The instrument was valued using observable market inputs in active markets and therefore classified as a Level 2 liability.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six months ended December 31, 2019 (in thousands):

	Quarter Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Fair value at the beginning of period	$13,300	$12,600
Change in fair value of contingent consideration	(600)	100
Payments	(145)	(145)
Fair value at the end of period	$12,555	$12,555

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2019, the outstanding balance under the Credit Agreement was $383.3 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the quarter and six months ended December 31, 2019, the Company recognized $0.9 million and $1.9 million in variable lease expense, respectively, in the Condensed Consolidated Statements of Earnings and Comprehensive Income.  During the quarter and six months ended December 31, 2019, the Company also recognized $3.1 million and $6.3 million, respectively relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of right of use assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of: December 31, 2019
Operating leases:
Operating lease right of use assets	Right of Use Asset	$75,824

Current operating lease liabilities	Operating lease liabilities current	$9,398
Noncurrent operating lease liabilities	Operating lease liabilities	71,693
Total operating lease liabilities		$81,091

Weighted average remaining lease term (in years):		9.11

Weighted average discount rate:		4.25%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the three months ended (in thousands):

Six months ended December 31, 2019
Cash amounts paid on operating lease liabilities(1)	$6,386

Right of use assets obtained in exchange for lease liabilities	1,390

(1) Total cash paid for the Company's operating leases during the six months ended December 31, 2019 include cash amounts paid on operating lease liabilities and variable lease expenses. Cash flow impacts from right of use assets and lease liabilities are presented net on the cash flow statement in changes in other operating activity.

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating Leases
Remainder of 2020	$4,632
2021	9,267
2022	9,201
2023	8,890
2024	8,304
Thereafter	40,797
Total	$81,091

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 and $0.64 in both the three and six month periods ended December 31, 2019 and 2018, respectively.

Consolidated Changes in Equity (amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2019	37,934	$379	$316,797	$931,934	$(83,521)	$1,165,589
Cumulative effect adjustments due to adoption of new accounting standards and other				(879)		(879)
Net earnings				14,398		14,398
Other comprehensive income (loss)					(8,106)	(8,106)
Common stock issued for exercise of options	94	1	7,854			7,855
Common stock issued for restricted stock awards	50	0	(0)	(1,926)		(1,926)
Cash dividends				(12,169)		(12,169)
Stock-based compensation expense			8,267			8,267
Common stock issued to employee stock purchase plan	6	0	1,096			1,096
Employee stock purchase plan expense			99			99
Balances at September 30, 2019	38,084	$381	$334,112	$931,358	$(91,627)	$1,174,224
Net earnings				119,622		119,622
Other comprehensive income (loss)					13,275	13,275
Common stock issued for exercise of options	195	2	18,293			18,295
Common stock issued for restricted stock awards	4	0	(0)			0
Cash dividends				(12,197)		(12,197)
Stock-based compensation expense			10,017			10,017
Common stock issued to employee stock purchase plan
Employee stock purchase plan			112			112
Balance at December 31, 2019	38,283	$383	$362,534	$1,038,783	$(78,352)	$1,323,348

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2018	37,608	$376	$246,568	$876,931	$(44,814)	$1,079,061
Cumulative effect adjustments due to adoption of new accounting standards and other				25,276	(24,682)	594
Net earnings				17,403		17,403
Other comprehensive income (loss)					(1,136)	(1,136)
Common stock issued for exercise of options	166	2	15,609			15,611
Common stock issued for restricted stock awards	24	0		(2,405)		(2,405)
Cash dividends				(12,066)		(12,066)
Stock-based compensation expense			11,327			11,327
Common stock issued to employee stock purchase plan	5	0	842			842
Employee stock purchase plan expense			238			238
Balances at September 30, 2018	37,803	$378	$274,584	$905,139	$(70,632)	$1,109,469
Net earnings				17,556		17,556
Other comprehensive income (loss)					(12,379)	(12,379)
Share repurchases	(95)	(1)		(15,404)		(15,404)
Common stock issued for exercise of options	24		2,408			2,408
Common stock issued for restricted stock awards	3	0				-
Cash dividends				(12,086)		-
Stock-based compensation expense			6,784			6,784
Common stock issued to employee stock purchase plan	0	0				-
Employee stock purchase plan expense			77			77
Balances at December 31, 2018	37,735	$377	$283,854	$895,205	$(83,011)	$1,096,425

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges entered into in the second quarter of fiscal 2019. There were no reclassifications of gains (losses) from accumulated other comprehensive income (loss) to earnings during the six months ended December 31, 2019 and 2018.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2019	$(9,537)	$(73,983)	$(83,521)
Other comprehensive income (loss), net of tax before reclassifications	275	4,264	4,539
Reclassification of loss on derivatives to interest expense, net of taxes (3)	629	-	629
Balance as of December 31, 2019(1)(3)	$(8,633)	$(69,719)	$(78,352)

	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2018(2)	$-	$(69,496)	$(69,496)
Other comprehensive income (loss), net of tax before reclassifications	(3,915)	(9,600)	(13,515)
Balance as of December 31, 2018 (3)	$(3,915)	$(79,096)	$(83,011)

(1) The gain (loss) on the interest rate swap will be reclassified into interest expense as payments on the derivative agreement are made. Approximately ($3,842) of the ($8,633) will be reclassified into earnings in the 12 months subsequent to December 31, 2019.

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

(3) The Company reclassified ($821) to interest expense and a related tax benefit tax of $192 during the six months ended December 31, 2019. The Company had deferred tax benefits of $2,640 and $1,216 included in the accumulated other comprehensive income loss as of   December 31, 2019 and December 31, 2018, respectively.

Note 9.EarningsPerShare:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Earnings per share – basic:
Net income	$119,622	$17,556	$134,018	$34,958
Income allocated to participating securities	(172)	(18)	(258)	(34)
Income available to common shareholders	$119,450	$17,538	$133,760	$34,924
Weighted-average shares outstanding – basic	38,167	37,766	38,100	37,732
Earnings per share – basic	$3.13	$0.46	$3.51	$0.93

Earnings per share – diluted:
Net income	$119,622	$17,556	$134,018	$34,958
Income allocated to participating securities	(172)	(18)	(258)	(34)
Income available to common shareholders	$119,450	$17,538	$133,760	$34,924
Weighted-average shares outstanding – basic	38,167	37,766	38,100	37,732
Dilutive effect of stock options and restricted stock units	1,383	982	1,270	1,050
Weighted-average common shares outstanding – diluted	39,550	38,748	39,370	38,782
Earnings per share – diluted	$3.02	$0.45	$3.40	$0.90

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.3 million and 1.3 million for the quarter ended December 31, 2019 and 2018, respectively and 1.3 million and 1.3 million for the six months ended December 31, 2019 and 2018 respectively.

Note 10. Share-based Compensation:

During the six months ended December 31, 2019 and 2018, the Company granted 0.7 million and 0.9 million stock options at weighted average grant prices of $190.73 and $174.10 and weighted average fair values of $37.00 and $34.69, respectively. During the six months ended December 31, 2019 and 2018, the Company granted 30,858  and 53,903 restricted stock units at a weighted average fair value of $192.08 and $170.74, respectively. During the six months ended December 31, 2019 and 2018, the Company granted 15,398 and 14,887 shares of restricted common stock shares at a weighted average fair value of $193.48 and $125.05.

Stock options for 287,595 and 189,627 shares of common stock with total intrinsic values of $35.3 million and $16.3 million were exercised during the six months ended December 31, 2019 and 2018, respectively.

Stock-based compensation expense of $10.1. million and $6.9 million was included in selling, general and administrative expenses for the quarter ended December 31, 2019 and 2018, respectively. Stock-based compensation expense of $18.5 million and $18.4 million was included in selling, general, and administrative expenses for the six months ended December 31, 2019 and 2018, respectively. Additionally, the company recognized $0.5 million and $0.9 million in cost of goods sold in the quarter and six months ended December 31, 2019 respectively. As of December 31, 2019, there was $38.2 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Six Months
	December 31,		December 31,
	2019	2018	2019	2018
Interest expense	(4,872)	$(5,759)	(10,094)	$(10,997)
Interest income	231	114	341	216
Other non-operating income (expense), net(1)	117,975	(6,191)	107,565	(9,231)
Total other income (expense)	113,334	$(11,836)	97,812	$(20,012)

(1) The changes in other non-operating income (expense) were driven by changes in the fair value of our CCXI investment as further described in Note 5 above.

Note 12. Income Taxes:

The Company’s effective income tax rate for the second quarter of fiscal 2020 and 2019 was 20.4% and 19.3% of consolidated earnings before income taxes, and 20.3% and 11.2% for the first six months of fiscal 2020 and 2019, respectively. The change in the company’s tax rate for the quarter and six months ended December 31, 2019 compared to the quarter and six months ended December 31, 2018 were driven by changes in the composition and amount of the Company’s taxable income in fiscal 2020 resulting from the gain on our CCXI investment and discrete tax items.

The Company recognized total net benefits related to discrete tax items of $5.4 million and $6.7 million during the quarter and six months ended December 31, 2019, respectively, compared to $1.1 million and $5.3 million during the quarter and six months ended December 31, 2018, respectively. Share-based compensation excess tax benefit contributed $3.7 million and $7.0 million in the quarter and six months ended December 31, 2019, respectively, compared to $0.3 million and $3.7 million in the quarter and six months, ended December 31, 2018, respectively. The Company recognized total other immaterial net discrete tax benefits of $1.7 million in the quarter ended December 31, 2019 and a net discrete tax expense of $0.3 million in the six months ended December 31, 2019 compared to $0.8 million and $1.6 million of other immaterial net discrete tax benefits in the quarter and six months ended December 31, 2018, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales:
Protein Sciences	$141,517	$135,462	$282,512	$261,852
Diagnostics and Genomics	43,846	39,263	86,397	76,010
Intersegment	(429)	(215)	(732)	(382)
Consolidated net sales	$184,934	$174,510	$368,177	$337,480
Operating income:
Protein Sciences	$60,872	$58,951	$120,410	$113,565
Diagnostics and Genomics	975	(1,054)	1,875	1,482
Segment operating income	$61,847	$57,897	$122,285	$115,047
Costs recognized on sale of acquired inventory	-	(935)	-	(1,869)
Amortization of acquisition related intangible assets	(15,108)	(15,002)	(30,008)	(29,278)
Acquisition related expenses	881	(348)	(429)	(2,973)
Stock based compensation	(10,618)	(6,861)	(19,418)	(18,426)
Corporate general, selling, and administrative expenses	(12)	(1,148)	(2,113)	(3,137)
Consolidated operating income	$36,992	$33,603	$70,317	$59,364

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

Consistent with above, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment during fiscal year 2020. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate(IntelliScore) test for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the six months ended December 31, 2019. Refer to the prior year Annual Report on form 10-K for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Consolidated net sales increased 6%  and 9% for the quarter and six months ended December 31, 2019 compared to the same prior year periods. Organic growth for the quarter and six months ended December 31, 2019 was 6% and 9%, respectively, compared to the same prior year periods, with acquisitions contributing 1% and foreign currency translation having an unfavorable impact of 1% in both comparative periods.

Consolidated net earnings increased to $119.6 million and $134.0 million for the quarter and six months ended December 31, 2019, respectively, as compared to $17.6 million and $35.0 million in the same prior year periods, which are attributable to current period gains on available-for-sale investments (approximately $121 million and $110 million for the quarter and six months ended December 31, 2019, respectively).

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2019 were $184.9 million and $368.2 million, respectively, an increase of 6% and 9% from the same prior year periods. Organic growth for the quarter and six months ended December 31, 2019 was 6% and 9%, respectively, compared to the same prior year periods, with acquisitions contributing 1% and foreign currency translation having an unfavorable impact of 1% in both comparative periods.

For the quarter and six months ended December 31, 2019 the Company experienced broad based revenue growth in North America across end markets with China achieving organic revenue growth in excess of 20%.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2019 were 65.6% and 65.1% respectively, compared to 64.8% and 65.4% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold, stock compensation expense, and amortization of intangibles, adjusted gross margins quarter and six months ended December 31, 2019 were 70.6% and 70.0% , respectively compared to 70.9% and 71.4% for the quarter and six months ended December 31, 2018, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins were negatively impacted by unfavorable product mix and foreign exchange rates as compared to the prior year.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Consolidated gross margin percentage	65.6%	64.8%	65.1%	65.4%
Identified adjustments:
Costs recognized upon sale of acquired inventory	-	0.5%	-	0.6%
Amortization of intangibles	4.7%	5.6%	4.7%	5.4%
Stock compensation expense - COGS	0.3%	-	0.2%	-
Non-GAAP adjusted gross margin percentage	70.6%	70.9%	70.0%	71.4%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.4 million (7%) and $6.4 million (5%) for the quarter and six months ended December 31, 2019, respectively, from the same prior year periods. Selling, general, and administrative expense for both the quarter and six months ended December 31, 2019 was impacted by additional employees to scale our businesses. Additionally, selling, general, and administrative expense for the quarter ended December 31, 2019 was impacted by the timing of stock compensation expense from certain new vesting requirements added to the fiscal 2020 stock awards issued in the first quarter.

Research and Development Expenses

Research and development expenses increased $0.6 Million (4%) and $1.9 million (6%), for the quarter and six month periods ended December 31, 2019, respectively, from the same prior year periods. The increases were driven by recent acquisitions.

Segment Results

Protein Sciences

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales (in thousands)	$141,517	$135,462	$282,512	$261.852
Operating income margin percentage	43.0%	43.5%	42.6%	43.4%

Protein Science’s net sales for the quarter and six months ended December 31, 2019 were $141.5 million and $282.5 million, respectively, with reported growth of 4% and 8% compared to the same prior year periods. Organic growth for the quarter and six months ended December 31, 2019 were 4% and 8%, respectively, with acquisitions contributing 1% and currency exchange having an unfavorable impact of 1%. Overall segment growth was driven by consumable products and strong revenue growth in China.

The operating margin for the quarter and six months ended December 31, 2019 were 43.0% and 42.6%, respectively, compared to 43.5% and 43.4% for the same prior year periods. Operating income margin was negatively impacted for both comparative periods by the acquisition of B-Mogen in Q4 of FY19 and unfavorable foreign exchange.

Diagnostics and Genomics

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales (in thousands)	$43,846	$39,263	$86,397	$76,010
Operating income margin percentage	2.2%	(2.7)%	2.2%	1.9%

Diagnostics and Genomics’ net sales for the quarter and six months ended December 31, 2019 were $43.9 million and $86.4 million, respectively, compared to $39.3 million and $76.0 million for the same prior year period. Organic growth for the quarter and six months ended December 31, 2019 was 12% and 14% , respectively, with currency exchange having an immaterial impact. Overall segment revenue growth was driven by strong growth in our RNA scope, BaseScope, and hematology products lines.

The operating margin for the segment was 2.2% for the quarter and six months ended December 31, 2019 compared to (2.7)% and 1.9%, respectively, for the quarter and six months ended December 31, 2018.  Operating income margin was favorably impacted in both comparative periods by volume leverage.

Income Taxes

Income taxes were at an effective rate of 20.4% and 20.3% of consolidated earnings for the quarter and six month period ended December 31, 2019, respectively, compared to 19.3% and 11.2% for the same prior year periods. The change in the Company’s tax rate for the quarter and six months ended December 31, 2019 was driven by the composition and amount of net income across periods and the impact of discrete tax items of $5.4 million and $6.7 million, respectively, compared to prior year discrete tax items of $1.1 million and $5.3 million as further discussed in Note 12.

The forecasted tax rate as of the second fiscal quarter of 2020 before discrete items is 26.2% compared to the prior year forecasted tax rate before discrete items of 24.6%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2020 to range from 24% to 28%.

Net Earning

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net earnings	$119,622	$17,556	$134,018	$34,958
Identified adjustments:
Costs recognized upon sale of acquired inventory	-	935	-	1,869
Amortization of acquisition intangibles	15,108	15,002	30,008	29,278
Acquisition related expenses	(787)	442	617	3,158
Stock based compensation, inclusive of employer taxes	10,618	6,861	19,418	18,431
Realized (gain)loss on investments and Other	(120,449)	7,170	(110,047)	9,372
Tax impact of above adjustments	24,132	(5,649)	17,151	(12,361)
Tax impact of discrete tax items	(5,384)	(1,110)	(6,655)	(5,286)
Non-GAAP adjusted net earnings	$42,860	$41,207	$84,510	$79,419
Non-GAAP adjusted net earnings growth	4.0%	6.1%	6.4%	5.8%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter and six months ended December 31, 2019 and December 31, 2018.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Reported GAAP tax rate	20.4%	19.3%	20.3%	11.2%
Tax rate impact of:
Identified non-GAAP adjustments	(2.1)%	(3.4)%	(2.4)%	(2.9)%
Discrete tax items	3.6%	5.2%	4.0%	13.4%
Non-GAAP adjusted tax rate	21.9%	21.1%	21.9%	21.7%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended December 31, 2019 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, cash and cash equivalents and available-for-sale investments were $244.0 million compared to $166.0 million as of June 30, 2019. Included in available-for-sale-investments as of December 31, 2019 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $100.0 million. The fair value of the Company's CCXI investment at June 30, 2019 was $38.2 million.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $325 million, $51 million, and $38 million relating to the Exosome, Quad, and B-MoGen acquisitions. The fair value of the remaining payments is $12.6 million as of December 31, 2019.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $111.0 million from operating activities in the six months ended December 31, 2019 compared to $86.0 million in the six months ended December 31, 2018. The increase from the prior year was primarily due to timing of cash payments on operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. During the six months ended December 31, 2019, the Company received $50.4 million relating to selling a portion of our CCXI shares and $18.0 million from the maturities of certificates of deposit compared to $5.3 million from proceeds from the maturity of certificates of deposit in the six months ended December 31, 2018. Additionally, the Company did not make any cash payments for acquisitions in the six months ended December 31, 2019 compared to $272.3 million paid in the six months ended December 31, 2019  for the Quad and ExosomeDx acquisitions.

Capital expenditures for fixed assets for the six months ended December 31, 2019 and December 31, 2018 were $25.1 million and $8.8 million, respectively. Capital expenditures for the remainder of fiscal 2020 are expected to be approximately $35 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the six months ended December 31, 2019 and December 31, 2018, the Company paid cash dividends of $24.4 million and $24.2 million, respectively, to all common shareholders. On February 4, 2020, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.2 million, will be payable February 28, 2020 to all common shareholders of record on February 14, 2020.

Cash of $27.2 million and $18.9 million was received during the six months ended December 31, 2019 and 2018, respectively, from the exercise of stock options.

During the six months ended December 31, 2019,  the Company made payments of $122.3 million towards the balance of its line-of-credit facility and term loan. During the six months ended December 31, 2018 the Company made payments of $339.0 million towards the balance of its previous line-of-credit facility, borrowed $330.0 million and $250.0 million under its new line-of-credit facility and term loan, respectively. The Company also made payments of $34.3 million towards the balance of its new line-of-credit facility and term loan, in the six months ended December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the contingent consideration associated with the Exosome, Quad, and B-MoGen and acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter or six months ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K/A for fiscal 2019 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or six months ended December 31, 2019 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months as well as the impact of foreign currency. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period

Our non-GAAP financial measures for adjusted gross margin and adjusted net earnings exclude the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, and acquisition related expenses, inclusive of changes in the fair value of contingent consideration. The Company excludes amortization of purchased intangible assets and purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses inclusive of the changes in the fair value of contingent consideration, from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity.

The Company’s non-GAAP adjusted net earnings also excludes stock-based compensation expense, which is inclusive the employer portion of payroll taxes of those stock awards, restructuring, impairments of equity method investments, gain and losses from investments, other non-recurring assessments and certain adjustments to income tax expense. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, and the variety of award types. Impairments of equity investments are excluded as they are not part of our day-to-day operating decisions.  Additionally, gains and losses from other investments that are either isolated or cannot be expected to occur again with any predictability are excluded. Costs related to restructuring activities and other non-recurring assessments, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of  $100.0 million. As of December 31 2019, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $10 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended December 31, 2019, approximately 34% of consolidated net sales were made in foreign currencies, including 13% in euros, 4% in British pound sterling, 7% in Chinese yuan and the remaining 10% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Euro	1.11	$1.14	1.11	$1.15
British pound sterling	1.30	1.29	1.26	1.30
Chinese yuan	0.14	0.14	0.14	0.15
Canadian dollar	0.76	0.75	0.76	0.76

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2019 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$3,007
Decrease in translation of net assets of foreign subsidiaries	45,154
Additional transaction losses	490

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 6, 2020, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and six months ended December 31, 2019, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the six months ended December 31, 2019.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015*

3.2	Third Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated February 1, 2018*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 26, 2017*

10.3**	Form of Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.6 of the Company's Form 8-K dated October 26, 2017*

10.4**	Form of Restricted Stock Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K dated August 28, 2019*

10.5**	Form of the Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K dated August 28, 2019*

10.6**	Form of Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan-- incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K dated August 28, 201*9

10.7**

Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K dated August 28, 2019*

10.8**

Form of Director Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 26, 2017*

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

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 28, 2019*

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: February 6, 2020	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 6, 2020	/s/ James Hippel
James Hippel
Principal Financial Officer

29