Form 10-Q
period 2020-03-31
BIO-TECHNE Corp
filed 2020-05-11
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020, or

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

At May 4, 2020, 38,223,009 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$194,680	$184,861	$562,857	$522,341
Cost of sales	64,617	60,251	192,977	177,110
Gross margin	130,063	124,610	369,880	345,231
Operating expenses:
Selling, general and administrative	66,318	64,968	203,358	195,622
Research and development	15,954	15,552	48,413	46,154
Total operating expenses	82,272	80,520	251,771	241,776
Operating income	47,791	44,090	118,109	103,455
Other (expense) income	(970)	5,787	96,843	(14,226)
Earnings before income taxes	46,821	49,877	214,952	89,229
Income taxes	10,389	5,223	44,501	9,617
Net earnings	$36,432	$44,654	$170,451	$79,612
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,403)	5,232	(15,138)	(4,368)
Derivative instruments - cash flow hedges	(5,702)	(1,854)	(4,798)	(5,769)
Other comprehensive (loss) income	(25,105)	3,378	(19,936)	(10,137)
Comprehensive income	$11,327	$48,032	$150,515	$69,475
Earnings per share:
Basic	$0.95	$1.18	$4.46	$2.11
Diluted	$0.92	$1.15	$4.33	$2.05

Weighted average common shares outstanding:
Basic	38,303	37,772	38,167	37,745
Diluted	39,435	38,861	39,354	38,813

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2020 (unaudited)	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$156,216	$100,886
Short-term available-for-sale investments	104,872	65,147
Accounts receivable, less allowance for doubtful accounts of $970 and $980, respectively	117,452	137,466
Inventories	99,673	91,050
Other current assets	13,715	18,058
Total current assets	491,928	412,607

Property and equipment, net	165,012	154,039
Right of use asset	73,751	-
Goodwill	725,831	732,667
Intangible assets, net	530,333	579,429
Other assets	12,167	5,668
Total assets	$1,999,022	$1,884,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$19,735	$16,210
Salaries, wages and related accruals	23,426	28,638
Accrued expenses	9,696	26,389
Contract liabilities	13,556	9,084
Income taxes payable	10,378	5,764
Operating lease liabilities - current	9,544	-
Contingent consideration payable	6,150	3,400
Current portion of long-term debt obligations	12,500	12,500
Total current liabilities	104,985	101,985

Deferred income taxes	96,178	89,754
Long-term debt obligations	407,348	492,660
Long-term contingent consideration payable	1,700	9,200
Operating lease liabilities	69,491	-
Other long-term liabilities	28,052	25,222
Shareholders' equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 38,122,138 and 37,934,040, respectively	381	379
Additional paid-in capital	381,632	316,797
Retained earnings	1,012,713	931,934
Accumulated other comprehensive loss	(103,458)	(83,521)
Total shareholders' equity	1,291,268	1,165,589
Total liabilities and shareholders’ equity	$1,999,022	$1,884,410

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$170,451	$79,612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,746	58,252
Costs recognized on sale of acquired inventory	-	2,804
Deferred income taxes	8,641	(11,114)
Stock-based compensation expense	26,350	24,151
Fair value adjustment to contingent consideration payable	(605)	(1,100)
Fair value adjustment on available for sale investments	(111,267)	(2,907)
Other operating activity	(674)	2,255
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	2,692	(13,136)
Inventories	(10,009)	(11,550)
Other current assets	(1,250)	(1,000)
Trade accounts payable, accrued expenses, contract liabilities, and other	10,031	7,977
Contingent consideration payable	(745)	-
Salaries, wages and related accruals	(5,090)	(102)
Income taxes payable	10,155	(8,469)
Net cash provided by operating activities	160,426	125,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturities of available-for-sale investments	122,667	17,215
Purchases of available-for-sale investments	(50,728)	(37,693)
Additions to property and equipment	(34,371)	(13,719)
Acquisitions, net of cash acquired	-	(272,286)
Net cash provided by (used in) investing activities	37,568	(306,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(36,644)	(36,237)
Proceeds from stock option exercises	38,490	27,029
Re-purchase of common stock	(50,112)	(15,405)
Proceeds from long-term debt	40,000	580,000
Repayments of long-term debt	(125,375)	(396,375)
Payment of contingent consideration	(3,400)	-
Other financing activity	(2,042)	(4,731)
Net cash provided by (used in) financing activities	(139,082)	154,281

Effect of exchange rate changes on cash and cash equivalents	(3,582)	99
Net increase (decrease) in cash and cash equivalents	55,330	(26,429)
Cash and cash equivalents at beginning of period	100,886	121,990
Cash and cash equivalents at end of period	$156,216	$95,561

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,851	$26,637
Cash paid for interest	$14,196	$16,610

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

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including LIBOR which is being phased out in 2021, to a new reference rate. The standard was effective upon issuance. The provisions of the ASU would impact contract modifications and other changes that occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within this ASU and is also reviewing its debt and derivative instrument that utilizes LIBOR as the reference rate. The Company will continue to evaluate and monitor developments and our assessment of ASU 2020-04 during the LIBOR transition period.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of March 31, 2020.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of March 31, 2020 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of  March 31, 2020 and June 30, 2019 were approximately $14.8 million and $10.4 million, respectively. Contract liabilities as of June 30, 2019 subsequently recognized as revenue during the quarter period and nine month period ended March 31, 2020 were approximately $1.1 million and $7.0 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Consumables	$161,958	$153,783	$462,660	$429,340
Instruments	16,405	16,104	53,381	51,116
Services	11,426	9,565	32,917	27,027
Total product and services revenue, net	$189,789	$179,452	$548,958	$507,483
Royalty revenues	4,891	5,409	13,899	14,858
Total revenues, net	$194,680	$184,861	$562,857	$522,341

Revenue by geography is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
United States	$109,797	$98,228	$311,815	$281,585
EMEA, excluding United Kingdom	39,108	42,339	115,993	116,018
United Kingdom	9,166	10,737	24,619	26,703
APAC, excluding Greater China	17,193	14,943	46,982	39,990
Greater China	13,781	12,993	49,655	42,727
Rest of World	5,635	5,621	13,793	15,318
Total revenues, net	$194,680	$184,861	$562,857	$522,341

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2020	2019
Raw materials	$47,263	$40,913
Finished goods(1)	56,059	53,376
Inventories, net	$103,322	$94,289

(1) Finished goods inventory of $3,649 and $3,239 is included within other long-term assets in the respective March 31, 2020 and June 30, 2019, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2020	2019
Land	$7,561	$7,065
Buildings and improvements	182,300	175,019
Machinery and equipment	141,506	124,233
Property and equipment, cost	331,367	306,317
Accumulated depreciation	(166,355)	(152,278)
Property and equipment, net	$165,012	$154,039

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2020	2019
Developed technology	$434,367	$435,679
Trade names	146,428	147,296
Customer relationships	209,651	214,320
Patents	2,377	2,133
Intangible assets	792,823	799,428
Accumulated amortization	(262,490)	(219,999)
Intangible assets, net	$530,333	$579,429

Changes to the carrying amount of net intangible assets for the nine months ended March 31, 2020 consist of (in thousands):

Beginning balance	$579,429
Acquisitions	-
Other additions	214
Amortization expense	(45,625)
Currency translation	(3,685)
Ending balance	$530,333

The estimated future amortization expense for intangible assets as of March 31, 2020 is as follows (in thousands):

2020 remainder	$15,423
2021	59,545
2022	57,335
2023	55,469
2024	53,008
Thereafter	289.553
Total	$530,333

Goodwill:

Changes to the carrying amount of goodwill for the nine months ended March 31, 2020 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$377,407	355,260	$732,667
Acquisitions (Note 4)	-	-	-
Prior year acquisitions/adjustments (Note 4)	(326)	-	(326)
Currency translation	(6,424)	(86)	(6,510)
Ending balance	$370,657	$355,174	$725,831

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2019. No indicators of impairment were identified as part of our assessment.

No triggering events were identified during the nine months ended March 31, 2020. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

B-MoGen Biotechnologies

On June 4, 2019, the Company acquired the remaining interest in B-MoGen Biotechnologies, Inc. (B-MoGen) for approximately $17.4 million, net of cash acquired, plus contingent consideration of up to $38.0 million, subject to certain product development milestones and revenue thresholds. The Company previously held an investment of $1.4 million in B-MoGen and recognized a gain of approximately $3.7 million on the date of the transaction representing the adjustment of our historical investment to its fair value as previously disclosed in our 10K/A. The goodwill recorded as result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Protein Sciences reportable segment in the fourth quarter of fiscal year 2019. Purchase accounting was finalized during the third quarter of fiscal 2020. The preliminary and final fair values of the assets acquired and liabilities assumed are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Adjusted Final Allocation at March 31, 2020
Current assets, net of cash	$504	$-	$504
Equipment and other long-term assets	269	-	269
Intangible assets:
Developed technology	14,000	-	14,000
Customer relationships	400	-	400
Goodwill	16,457	(326)	16,131
Total assets acquired	31,630	(326)	31,304
Liabilities	211	-	211
Deferred income taxes, net	3,377	(326)	3,051
Net assets acquired	$28,042	$-	$28,042

Cash paid, net of cash acquired	$17,448	$-	$17,448
Fair value of contingent consideration	5,500	-	5,500
Fair value of historical investment in B-MoGen	5,094	-	5,094
Net assets acquired	$28,042	$-	$28,042

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology was estimated based on management's forecasted cash inflows and outflows and using a multi-period excess earnings method to calculate the fair value of assets purchased. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 14 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the calculation of acquired NOLs.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	March 31, 2020	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$70,172	$64,587	$5,585	$-
Certificates of deposit (2)	34,700	34,700	-	-
Total assets	$104,872	$99,287	$5,585	$-

Liabilities
Contingent consideration	$7,850	$-	$-	$7,850
Derivative instruments - cash flow hedges	18,725	-	18,725	-
Total liabilities	$26,575	$-	$18,725	$7,850

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2019	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$38,219	$38,219	$-	$-
Certificates of deposit (2)	26,928	26,928	-	-
Total assets	$65,147	$65,147	$-	$-

Liabilities
Contingent consideration	$12,600	$-	$-	$12,600
Derivative instruments - cash flow hedges	12,458	-	12,458	-
Total liabilities	$25,058	$-	$12,458	$12,600

(1)

Included in available-for-sale investments on the condensed consolidated balance sheet.   The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) was $7.6 million and $18.8 million as of March 31, 2020 and June 30, 2019, respectively. The Company has a warrant to purchase additional CCXI equity shares which was valued at $5.6 million as of March 31, 2020. The fair value of the warrant as of June 30, 2019 was not material.

(2)	Included in available-for-sale investments on the condensed consolidated balance sheet. The certificates of deposit have contractual maturity dates within one year.

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

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company will exchange, at specified intervals, the difference between floating and fixed interest amounts based on $380 million of notional principal amount. The change in the fair value of the instrument is reported as a component of the other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. As further described in Note 8, the company reclassified $1.3 million and $2.1 million out of other comprehensive income into interest expense during the quarter and nine months ended March 31, 2020, respectively. The liability related to the derivative instrument was recorded within Other long-term liabilities on the Consolidated Balance Sheet. The instrument was valued using observable market inputs in active markets and therefore classified as a Level 2 liability.

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

The following table presents a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine months ended March 31, 2020 (in thousands):

	Quarter Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Fair value at the beginning of period	$12,555	$12,600
Change in fair value of contingent consideration	(705)	(605)
Payments	(4,000)	(4,145)
Fair value at the end of period	$7,850	$7,850

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2020, the outstanding balance under the Credit Agreement was $420.1 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the quarter and nine months ended March 31, 2019, the Company recognized $0.8 million and $2.7 million in variable lease expense, respectively, in the Condensed Consolidated Statements of Earnings and Comprehensive Income.  During the quarter and nine months ended March 31, 2020, the Company also recognized $3.2 million and $9.5 million, respectively relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of right of use assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of: March 31, 2020
Operating leases:
Operating lease right of use assets	Right of Use Asset	$73,751

Current operating lease liabilities	Operating lease liabilities current	$9,544
Noncurrent operating lease liabilities	Operating lease liabilities	69,491
Total operating lease liabilities		$79,035

Weighted average remaining lease term (in years):		8.89

Weighted average discount rate:		4.39%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the nine months ended  March 31, 2020 (in thousands):

Nine months ended March 31, 2020
Cash amounts paid on operating lease liabilities(1)	$9,643

Right of use assets obtained in exchange for lease liabilities	1,640

(1) Total cash paid for the Company's operating leases during the nine months ended March 31, 2020 include cash amounts paid on operating lease liabilities and variable lease expenses. Cash flow impacts from right of use assets and lease liabilities are presented net on the cash flow statement in changes in other operating activity.

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating Leases
Remainder of 2020	$2,362
2021	9,405
2022	9,332
2023	8,918
2024	8,320
Thereafter	40,698
Total	$79,035

Certain leases include one or more options to renew, with terms that extend the lease term up to five years. The Company includes option to renew the lease as part of the right of use lease asset and liability when it is reasonably certain the Company will exercise the option. In addition, certain leases contain fair value purchase and termination options with an associated penalty. In general, the Company is not reasonably certain to exercise such options.

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 and $0.96 in both the three and nine month periods ended March 31, 2020 and 2019, respectively.

Consolidated Changes in Equity (amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2019	37,934	$379	$316,797	$931,934	$(83,521)	$1,165,589
Cumulative effect adjustments due to adoption of new accounting standards and other				(879)		(879)
Net earnings				14,398		14,398
Other comprehensive income (loss)					(8,106)	(8,106)
Common stock issued for exercise of options	94	1	7,854			7,855
Common stock issued for restricted stock awards	50	0	(0)	(1,926)		(1,926)
Cash dividends				(12,169)		(12,169)
Stock-based compensation expense			8,267			8,267
Common stock issued to employee stock purchase plan	6	0	1,096			1,096
Employee stock purchase plan expense			99			99
Balances at September 30, 2019	38,084	$381	$334,112	$931,358	$(91,627)	$1,174,224
Net earnings				119,622		119,622
Other comprehensive income (loss)					13,275	13,275
Common stock issued for exercise of options	195	2	18,293			18,295
Common stock issued for restricted stock awards	4	0	(0)			0
Cash dividends				(12,197)		(12,197)
Stock-based compensation expense			10,017			10,017
Common stock issued to employee stock purchase plan
Employee stock purchase plan			112			112
Balance at December 31, 2019	38,283	$383	$362,534	$1,038,783	$(78,352)	$1,323,348
Net earnings				36,432		36,432
Other comprehensive income (loss)					(25,105)	(25,105)
Share repurchases	(279)	(3)	0	(50,109)		(50,112)
Common stock issued for exercise of options	100	1	10,026			10,027
Common stock issued for restricted stock awards	1	0	(0)	(114)		(114)
Cash dividends				(12,279)		(12,279)
Stock-based compensation expense			7,745			7,745
Common stock issued to employee stock purchase plan	8	0	1,216			1,216
Employee stock purchase plan			110			110
Balance at March 31, 2020	38,112	$381	$381,632	$1,012,713	$(103,458)	$1,291,268

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2018	37,608	$376	$246,568	$876,931	$(44,814)	$1,079,061
Cumulative effect adjustments due to adoption of new accounting standards and other				25,276	(24,682)	594
Net earnings				17,403		17,403
Other comprehensive income (loss)					(1,136)	(1,136)
Common stock issued for exercise of options	166	2	15,609			15,611
Common stock issued for restricted stock awards	24	0		(2,405)		(2,405)
Cash dividends				(12,066)		(12,066)
Stock-based compensation expense			11,327			11,327
Common stock issued to employee stock purchase plan	5	0	842			842
Employee stock purchase plan expense			238			238
Balances at September 30, 2018	37,803	$378	$274,584	$905,139	$(70,632)	$1,109,469
Net earnings				17,556		17,556
Other comprehensive income (loss)					(12,379)	(12,379)
Share repurchases	(95)	(1)		(15,404)		(15,404)
Common stock issued for exercise of options	24		2,408			2,408
Common stock issued for restricted stock awards	3	0				-
Cash dividends				(12,086)		-
Stock-based compensation expense			6,784			6,784
Common stock issued to employee stock purchase plan	0	0				-
Employee stock purchase plan expense			77			77
Balances at December 31, 2018	37,735	$377	$283,854	$895,205	$(83,011)	$1,096,425
Net earnings				44,654		44,654
Other comprehensive income (loss)					3,378	3,378
Share repurchases						-
Common stock issued for exercise of options	73	1	7,336			7,337
Common stock issued for restricted stock awards	1	0				-
Cash dividends				(12,086)		(12,086)
Stock-based compensation expense			5,640			5,640
Common stock issued to employee stock purchase plan	4	0	834			834
Employee stock purchase plan expense			84			84
Balances at March 31, 2019	37,813	$378	$297,748	$927,773	$(79,633)	$1,146,266

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges entered into in the second quarter of fiscal 2019. During the 9 months ended March 31, 2020, the company reclassified $1.6 million, net of taxes, from comprehensive income into income relating to cash payments made on the cash flow derivative instrument. The Company did not reclassify any gains (losses) from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2019.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2019	$(9,537)	$(73,983)	$(83,521)
Other comprehensive income (loss), net of tax before reclassifications	(6,413)	(15,138)	(21,551)
Reclassification of loss on derivatives to interest expense, net of taxes (3)	1,614	-	1,614
Balance as of March 31, 2020(1)(3)	$(14,336)	$(89,121)	$(103,458)

	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2018(2)	$-	$(69,496)	$(69,496)
Other comprehensive income (loss), net of tax before reclassifications	(5,769)	(4,368)	(10,137)
Balance as of March 31, 2019 (3)	$(5,769)	$(73,864)	$(79,633)

(1) The gain (loss) on the interest rate swap will be reclassified into interest expense as payments on the derivative agreement are made. Approximately ($7,487) of the ($14,336) will be reclassified into earnings in the 12 months subsequent to March 31, 2020.

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

(3) The Company reclassified ($2,102) to interest expense and a related tax benefit tax of $488 during the nine months ended March 31, 2020. The Company had deferred tax benefits of $4,390 and $1,792 included in the accumulated other comprehensive income loss as of   March 31, 2020 and March 31, 2019, respectively.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Earnings per share – basic:
Net income	$36,432	$44,654	$170,451	$79,612
Income allocated to participating securities	(26)	(35)	(126)	(66)
Income available to common shareholders	$36,406	$44,619	$170,325	$79,546
Weighted-average shares outstanding – basic	38,303	37,772	38,167	37,745
Earnings per share – basic	$0.95	$1.18	$4.46	$2.11

Earnings per share – diluted:
Net income	$36,432	$44,654	$170,451	$79,612
Income allocated to participating securities	(26)	(35)	(126)	(66)
Income available to common shareholders	$36,406	$44,619	$170,325	$79,546
Weighted-average shares outstanding – basic	38,303	37,772	38,167	37,745
Dilutive effect of stock options and restricted stock units	1,132	1,089	1,187	1,068
Weighted-average common shares outstanding – diluted	39,435	38,861	39,354	38,813
Earnings per share – diluted	$0.92	$1.15	$4.33	$2.05

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.1 million and 1.3 million for the quarter ended March 31, 2020 and 2019, respectively and 1.2 million and 1.3 million for the nine months ended March 31, 2020 and 2019 respectively.

Note 10. Share-based Compensation:

During the nine months ended March 31, 2020 and 2019, the Company granted 0.8 million and 0.9 million stock options at weighted average grant prices of $190.80 and $173.89 and weighted average fair values of $37.01 and $34.66, respectively. During the nine months ended March 31, 2020 and 2019, the Company granted 30,858  and 56,403 restricted stock units at a weighted average fair value of $192.08 and $170.96, respectively. During the nine months ended March 31, 2020 and 2019, the Company granted 15,398 and 14,887 shares of restricted common stock shares at a weighted average fair value of $193.48 and $177.93.

Stock options for 398,320 and 263,995 shares of common stock with total intrinsic values of $48.6 million and $22.3 million were exercised during the nine months ended March 31, 2020 and 2019, respectively.

Stock-based compensation expense of $7.6 million and $5.7 million was included in selling, general and administrative expenses for the quarter ended March 31, 2020 and 2019, respectively. Stock-based compensation expense of $26.1 million and $24.2 million was included in selling, general, and administrative expenses for the nine months ended March 31, 2020 and 2019, respectively. Additionally, the company recognized $0.5 million and $1.4 million in cost of goods sold in the quarter and nine months ended March 31, 2020 respectively. As of March 31, 2020, there was $30.1 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.0 years.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Nine Months
	March 31,		March 31,
	2020	2019	2020	2019
Interest expense	(4,486)	$(5,113)	(14,580)	$(16,110)
Interest income	144	84	486	299
Other non-operating income (expense), net(1)	3,372	10,816	110,937	1,585
Total other income (expense)	(970)	$5,787	96,843	$(14,226)

(1) The changes in other non-operating income (expense) were driven by changes in the fair value of our CCXI investment as further described in Note 5 above.

Note 12. Income Taxes:

The Company’s effective income tax rate for the third quarter of fiscal 2020 and 2019 was 22.2% and 10.5% of consolidated earnings before income taxes, and 20.7% and 10.8% for the first nine months of fiscal 2020 and 2019, respectively. The change in the company’s tax rate for the quarter and nine months ended March 31, 2020 compared to the quarter and nine months ended March 31, 2019 were driven by changes in the composition and amount of the Company’s taxable income in fiscal 2020 resulting from the gain on our CCXI investment and discrete tax items.

The Company recognized total net benefits related to discrete tax items of $1.4 million and $8.1 million during the quarter and nine months ended March 31, 2020, respectively, compared to $6.2 million and $11.4 million during the quarter and nine months ended March 31, 2019, respectively. Share-based compensation excess tax benefit contributed $1.5 million and $8.5 million in the quarter and nine months ended March 31, 2020, respectively, compared to $1.1 million and $4.8 million in the quarter and nine months, ended March 31, 2019, respectively. The Company recognized total other immaterial net discrete tax expense of $0.1 million and $0.4 million in the quarter and nine months ended March 31, 2020, respectively, compared to other net discrete tax benefits of $5.1 million and $6.7 million in the quarter and nine months ended March 31, 2019, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales:
Protein Sciences	$145,509	$137,935	$428,021	$399,787
Diagnostics and Genomics	49,411	47,134	135,808	123,144
Intersegment	(240)	(208)	(972)	(590)
Consolidated net sales	$194,680	$184,861	$562,857	$522,341
Operating income:
Protein Sciences	$65,046	$62,256	$185,456	$175,821
Diagnostics and Genomics	7,062	3,579	8,937	5,061
Segment operating income	$72,108	$65,835	$194,393	$180,882
Costs recognized on sale of acquired inventory	-	(935)	-	(2,804)
Amortization of acquisition related intangible assets	(15,459)	(14,400)	(45,467)	(43,678)
Acquisition related expenses	322	-	(107)	(2,973)
Stock based compensation	(8,088)	(5,725)	(27,505)	(24,151)
Corporate general, selling, and administrative expenses	(1,092)	(685)	(3,205)	(3,821)
Consolidated operating income	$47,791	$44,090	$118,109	$103,455

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

Consistent with above, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment - during the fiscal year 2020. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate(IntelliScore) test for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the nine months ended March 31, 2020. Refer to the prior year Annual Report on Form 10-K for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 5% and 8% for the quarter and nine months ended March 31, 2020 compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2020 was 6% and 8%, respectively, compared to the same prior year periods. Foreign currency translation had an unfavorable impact of 1% in both comparative periods while acquisitions contributed an immaterial amount in the three months ended March 31, 2020 and 1% in the nine months ended March 31, 2020.

Consolidated net earnings decreased to $36.4 million for the quarter ended March 31, 2020 from $44.7 million due to approximately $12 million in gains on available-for-sale investments in the prior year. Net earnings increased to $170.5 million for the nine months ended March 31, 2020 compared to $79.6 million in the same prior year period due to approximately a $110 million gain recorded on available-for-sale investments in the current year.

COVID-19 Business Update

The Company is impacted by the COVID-19 pandemic and accordingly, updated its risk factors in Item 1A "Risk Factors" of this form 10-Q.

COVID-19 negatively impacted sales growth during the third quarter of fiscal year 2020 due to numerous customer site shutdowns that occurred in our academia and Bio-Pharma end-markets, particularly in the last several weeks of the quarter. We estimate these customer site shutdowns negatively impacted our third quarter fiscal year 2020 sales by approximately 3%. Customer site shutdowns will continue to have a negative impact on sales while they remain in effect, and we are currently unable to forecast the impact given uncertainty over the duration of the COVID-19 pandemic. Longer term, we are anticipating a positive outlook for future sales growth resulting from expected future funding increases within life-science research in response to the current pandemic.

The Company has responded to COVID-19 by developing resources for SARS-CoV-2 detection, cytokine monitoring, and drug discovery, all which provide critical support in understanding the mechanisms of infection and developing effective treatments. The Company continues to pursue available opportunities to partner in the fight against COVID-19, which may partially offset the impact of our customer site closures.

Earnings per share (EPS) and Adjusted EPS was negatively impacted by COVID-19 by an estimated $0.07-$0.09 in the third quarter of fiscal 2020. The COVID-19 impact on EPS and adjusted EPS was primarily due to the sales impacts described above. We anticipate the short- and long-term impacts of COVID-19 on EPS and adjusted EPS to be similar to that of sales growth.

The Company remains in a strong financial position with sufficient available cash to meet its current obligations as well as access to additional funding, if necessary, through our long-term debt agreement. We did not experience any material changes to our March 31, 2020 Balance Sheet resulting from COVID-19 for items such as additional reserves or asset impairments resulting from the pandemic.

The Company remains fully operational as we abide by local “stay at home” orders across the world. To achieve this, the Company is utilizing a remote workforce where possible.  For employees who are unable to work remotely, the Company adopted significant protective measures at our sites, including staggered shifts, and distancing and hygiene best practices recommended by the Center for Disease Control (CDC).  In addition, the Company has taken additional steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2020 were $194.7 million and $562.9 million, respectively, an increase of 5% and 8% from the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2020 was 6% and 8%, respectively, compared to the same prior year periods. Foreign currency translation had an unfavorable impact of 1% in both comparative periods while acquisitions contributed an immaterial amount in the three months ended March 31, 2020 and 1% in the nine months ended March 31, 2020. For the quarter and nine months ended March 31, 2020 the Company experienced broad based revenue growth in North America and China across end markets despite the COVID-19 impacts discussed in the update above.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2020 were 66.8% and 65.7% respectively, compared to 67.4% and 66.1% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold, stock compensation expense, and amortization of intangibles, adjusted gross margins quarter and nine months ended March 31, 2020 were 71.5% and 70.6% , respectively compared to 71.3% and 71.3% for the quarter and nine months ended March 31, 2019, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins were negatively impacted by unfavorable product mix and foreign exchange rates as compared to the prior year.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Consolidated gross margin percentage	66.8%	67.4%	65.7%	66.1%
Identified adjustments:
Costs recognized upon sale of acquired inventory	-	0.5%	-	0.5%
Amortization of intangibles	4.5%	3.4%	4.7%	4.7%
Stock compensation expense - COGS	0.2%	-	0.2%	-
Non-GAAP adjusted gross margin percentage	71.5%	71.3%	70.6%	71.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million (2%) and $7.7 million (4%) for the quarter and nine months ended March 31, 2020, respectively, from the same prior year periods. Selling, general, and administrative expense for both the quarter and nine months ended March 31, 2020 was impacted by additional employees to scale our businesses.

Research and Development Expenses

Research and development expenses increased $0.4 million (3%) and $2.3 million (5%), for the quarter and nine month periods ended March 31, 2020, respectively, from the same prior year periods. The increases were driven by recent acquisitions.

Segment Results

Protein Sciences

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales (in thousands)	$145,509	$137,935	$428,021	$399,787
Operating income margin percentage	44.7%	45.1%	43.3%	44.0%

Protein Science’s net sales for the quarter and nine months ended March 31, 2020 were $145.5 million and $428.0 million, respectively, with reported growth of 6% and 7% compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2020 were 6% and 7%, respectively, with acquisitions contributing 1% and currency exchange having an unfavorable impact of 1%. Overall segment growth was driven by strong Bio-Pharma sales in North America and strong overall performance in China, despite dealing with COVID-19 impacts for the majority of the quarter.

The operating margin for the quarter and nine months ended March 31, 2020 were 44.7% and 43.3%, respectively, compared to 45.1% and 44.0% for the same prior year periods. Operating income margin was negatively impacted for both comparative periods by sales mix and the acquisition of B-MoGen in Q4 of FY19.

Diagnostics and Genomics

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales (in thousands)	$49,411	$47,134	$135,808	$123,144
Operating income margin percentage	14.3%	7.6%	6.6%	4.1%

Diagnostics and Genomics’ net sales for the quarter and nine months ended March 31, 2020 were $49.4 million and $135.8 million, respectively, compared to $47.1 million and $123.1 million for the same prior year period. Organic growth for the quarter and nine months ended March 31, 2020 was 5% and 10%, respectively, with currency exchange having an immaterial impact. Overall segment revenue growth was driven by strong growth in our ExoDx Prostate Test, RNA scope, hematology, and glucose products lines.

The operating margin for the segment was 14.3% and 6.6% for the quarter and nine months ended March 31, 2020, respectively, compared to 7.6% and 4.1%, respectively, for the quarter and nine months ended March 31, 2019.  Operating income margin was favorably impacted in both comparative periods by volume leverage and Medicare reimbursement for our ExoDx Prostate Test.

Income Taxes

Income taxes were at an effective rate of 22.2% and 20.7% of consolidated earnings for the quarter and nine month period ended March 31, 2020, respectively, compared to 10.5% and 10.8% for the same prior year periods. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2020 was driven by the composition and amount of net income across periods and the impact of discrete tax items of $1.4 million and $8.1 million, respectively, compared to prior year discrete tax items of $6.2 million and $11.4 million as further discussed in Note 12.

The annual forecasted tax rate as of the third fiscal quarter of 2020 before discrete items is 26.2% compared to the prior year forecasted tax rate before discrete items of 23.6%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2020 to range from 24% to 28%.

Net Earning

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net earnings	$36,432	$44,654	$170,451	$79,612
Identified adjustments:
Costs recognized upon sale of acquired inventory	-	935	-	2,804
Amortization of acquisition intangibles	15,459	14,400	45,467	43,678
Acquisition related expenses	(228)	100	389	3,263
Stock based compensation, inclusive of employer taxes	8,088	5,725	27,505	24,151
Restructuring	87	-	87	-
Realized (gain)loss on investments and other	(410)	(12,279)	(110,458)	(2,907)
Tax impact of above adjustments	(3,027)	(323)	14,123	(12,683)
Tax impact of discrete tax items	(1,431)	(6,152)	(8,086)	(11,439)
Non-GAAP adjusted net earnings	$54,970	$47,060	$139,478	$126,479
Non-GAAP adjusted net earnings growth	16.8%	2.0%	10.3%	4.3%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2020 and March 31, 2019.

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Reported GAAP tax rate	22.2%	10.5%	20.7%	10.8%
Tax rate impact of:
Identified non-GAAP adjustments	(4.0)%	(2.9)%	(2.8)%	(2.5)%
Discrete tax items	3.1%	12.3%	3.8%	12.8%
Non-GAAP adjusted tax rate	21.3%	19.9%	21.6%	21.1%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended March 31, 2020 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, cash and cash equivalents and available-for-sale investments were $261.1 million compared to $166.0 million as of June 30, 2019. Included in available-for-sale-investments as of March 31, 2020 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $70.2 million. The fair value of the Company's CCXI investment at June 30, 2019 was $38.2 million.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $325 million, $51 million, and $38 million relating to the Exosome, Quad, and B-MoGen acquisitions. The fair value of the remaining payments is $7.9 million as of March 31, 2020.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $160.4 million from operating activities in the nine months ended March 31, 2020 compared to $125.7 million in the nine months ended March 31, 2019. The increase from the prior year was primarily due to increases in earnings and timing of cash payments on operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. During the nine months ended March 31, 2020, the Company received $78.7 million related to selling a portion of our CCXI shares and $42.1 million from the maturities of certificates of deposit compared to $17.2 million from proceeds from the maturity of certificates of deposit in the nine months ended March 31, 2019. Additionally, the Company did not make any cash payments for acquisitions in the nine months ended March 31, 2020 compared to $272.3 million paid in the nine months ended March 31, 2020 for the Quad and ExosomeDx acquisitions.

Capital expenditures for fixed assets for the nine months ended March 31, 2020 and March 31, 2019 were $34.3 million and $13.7 million, respectively. Capital expenditures for the remainder of fiscal 2020 are expected to be approximately $13 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the nine months ended March 31, 2020 and March 31, 2019, the Company paid cash dividends of $36.6 million and $36.2 million, respectively, to all common shareholders. On April 30, 2020, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.3 million, will be payable May 22, 2020 to all common shareholders of record on May 11, 2020.  During the nine months ended March 31, 2020, the Company repurchased $50.1 million of outstanding common stock.

Cash of $38.5 million and $27.0 million was received during the nine months ended March 31, 2020 and 2019, respectively, from the exercise of stock options.

During the nine months ended March 31, 2020,  the Company made payments of $125.4 million towards the balance of its line-of-credit facility and term loan and withdrew $40.0 million on the line-of-credit facility. During the nine months ended March 31, 2019 the Company made payments of $339.0 million towards the balance of its previous line-of-credit facility, borrowed $330.0 million and $250.0 million under its new line-of-credit facility and term loan, respectively. The Company also made payments of $48.0 million and $9.4 million towards the balance of its new line-of-credit facility and term loan, respectively in the nine months ended March 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the contingent consideration associated with the Exosome, Quad, and B-MoGen and acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter or nine months ended March  31, 2020.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K/A for fiscal 2019 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or nine months ended March 31, 2020 that would require disclosure nor have there been any changes to the Company's policies.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic conditions,  the potential impact of the COVID-19 pandemic, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2019 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $70.2 million. As of March 31 2020, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $7.0 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended March 31, 2020, approximately 44% of consolidated net sales were made in foreign currencies, including 17% in euros, 6% in British pound sterling, 7% in Chinese yuan and the remaining 12% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar, as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and the Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Euro	$1.10	$1.14	$1.11	$1.15
British pound sterling	1.28	1.30	1.27	1.30
Chinese yuan	0.14	0.15	0.14	0.15
Canadian dollar	0.74	0.75	0.75	0.76

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2020 levels against the euro, British pound sterling, Chinese yuan and  the Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$2,583
Decrease in translation of net assets of foreign subsidiaries	43,648
Additional transaction losses	(870)

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 11, 2020, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Other than additional risks identified below related to the COVID-19 pandemic, there have been no other material changes from the risk factors for the quarter and nine months ended March 31, 2020 found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2019.

We are subject to financial, operating, legal and compliance risk associated with global operations, including global public health crises such as the current COVID-19 pandemic.

We engage in business globally, which subjects us to a number of unpredictable or unexpected risks and factors outside our control, including risks associated with public health crises such as epidemics and pandemics. The current pandemic resulting from a novel strain of coronavirus (COVID-19) that has spread globally has led to disruption and volatility in the global capital markets while increasing overall economic uncertainty. It is likely that the pandemic will cause a significant economic slowdown and possibly a global recession while also adversely impacting access to and the cost of capital markets.

COVID-19 is having, and will continue to have, an adverse impact on our employees, operations, supply chains, and sales and distribution systems, including as a result of impacts associated with protective health measures that we, other businesses and governments are taking. Many employers in our primary locations of business are closing sites and requiring their employees to work from home or not work at all. These site closures have included our customers, which have caused and will continue to cause customers to delay or forego purchases of our products. During the pandemic, we have experienced, and will continue to experience, significant and unpredictable reductions or increases in demand for certain of our products. As the pandemic continues, we will continue to experience a decline in sales activities and customer orders in most of our businesses, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, countries may continue to close borders, impose prolonged quarantines, and further restrict travel, which may impact our ability to support our sites and customers in the future while also significantly limiting the ability of our products from moving through the supply chain. As a result, given the rapid and evolving nature of the virus, COVID-19 will negatively affect our revenue growth, and it is uncertain how materially COVID-19 will affect our global operations, which generally will become more severe over an extended period of time. Any of these impacts would have an adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased 26,000 shares in February at an average share price of $186.99 and repurchased 253,381 shares in March at an average share price of $178.58. In total, the Company purchased 279,381 shares during the third quarter of fiscal 2020 for $50.1 million at an average share price of  $179.37. During fiscal 2019, the Company repurchased 95,000 shares for $15.4 million at an average share price of  $162.15. As of March 31, 2020, we have authorization of approximately $7 million to purchase additional shares under the Company's previously disclosed share repurchase plan, which grants management the discretion to mitigate the dilutive effect of stock option exercises by authorizing repurchase of shares up to the amount of stock returned to the corporation through stock option exercises subsequent to June 30, 2018.

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

10.15**	Form of Amendment No. 1 to Executive Employment Agreement.

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 28, 2019*

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: May 11, 2020	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 11, 2020	/s/ James Hippel
James Hippel
Principal Financial Officer