Form 10-Q
period 2020-09-30
BIO-TECHNE Corp
filed 2020-11-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020, or

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

At November 2, 2020, 38,609,307 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2020	2019
Net sales	$204,199	$183,243
Cost of sales	66,468	64,829
Gross margin	137,731	118,414
Operating expenses:
Selling, general and administrative	72,598	69,010
Research and development	16,041	16,077
Total operating expenses	88,639	85,087
Operating income	49,092	33,327
Other (expense) income	(9,753)	(15,521)
Earnings before income taxes	39,339	17,806
Income taxes	5,944	3,408
Net earnings	$33,395	$14,398
Other comprehensive income (loss):
Foreign currency translation adjustments	11,914	(7,602)
Derivative instruments - cash flow hedges (Note 7)	2,143	(504)
Other comprehensive income (loss)	14,057	(8,106)
Comprehensive income	$47,452	$6,292
Earnings per share:
Basic	$0.87	$0.38
Diluted	$0.83	$0.37

Weighted average common shares outstanding:
Basic	38,536	38,032
Diluted	40,025	39,253

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2020 (unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$169,404	$146,625
Short-term available-for-sale investments	117,986	124,268
Accounts receivable, net of $1,429 and $775 of reserves, respectively	122,635	122,534
Inventories	106,003	103,152
Other current assets	25,865	24,341
Total current assets	541,893	520,920

Property and equipment, net	191,677	176,829
Right of use asset	70,018	71,465
Goodwill	731,636	728,308
Intangible assets, net	507,591	516,545
Other assets	10,281	13,522
Total assets	$2,053,096	$2,027,589
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$27,190	$23,090
Salaries, wages and related accruals	21,805	31,087
Accrued expenses	13,004	9,093
Contract liabilities	13,285	13,049
Income taxes payable	2,157	2,376
Operating lease liabilities - current	9,695	9,535
Contingent consideration payable	5,788	5,938
Current portion of long-term debt obligations	12,500	12,500
Total current liabilities	105,424	106,668

Deferred income taxes	101,374	101,090
Long-term debt obligations	311,139	344,243
Long-term contingent consideration payable	199	199
Operating lease liabilities	65,694	67,248
Other long-term liabilities	29,981	26,949
Shareholders' equity:

Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 38,601,131 and 38,453,046, respectively	386	385
Additional paid-in capital	448,679	420,536
Retained earnings	1,073,362	1,057,470
Accumulated other comprehensive loss	(83,142)	(97,199)
Total shareholders' equity	1,439,285	1,381,192
Total liabilities and shareholders’ equity	$2,053,096	$2,027,589

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,395	$14,398
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,088	20,085
Deferred income taxes	(452)	(607)
Stock-based compensation expense	12,953	8,366
Fair value adjustment to contingent consideration payable	(150)	700
Fair value adjustment on available for sale investments	4,351	10,401
Other operating activity	195	164
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	910	(1,405)
Inventories	(1,968)	(720)
Other current assets	1,632	(2,549)
Trade accounts payable, accrued expenses, contract liabilities, and other	6,918	1,456
Salaries, wages and related accruals	(11,480)	(10,983)
Income taxes payable	(1,383)	1,233
Net cash provided by operating activities	66,009	40,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	29,039	11,311
Purchases of available-for-sale investments	(26,239)	(15,871)
Additions to property and equipment	(10,938)	(10,525)
Net cash used in investing activities	(8,138)	(15,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,336)	(12,169)
Proceeds from stock option exercises	15,418	8,952
Repayments of long-term debt	(33,125)	(19,125)
Other financing activity	(4,890)	(1,927)
Net cash provided by (used in) financing activities	(34,933)	(24,269)

Effect of exchange rate changes on cash and cash equivalents	(159)	(2,180)
Net decrease in cash and cash equivalents	22,779	(995)
Cash and cash equivalents at beginning of period	146,625	100,886
Cash and cash equivalents at end of period	$169,404	$99,891

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,034	$2,452
Cash paid for interest	$4,237	$5,092

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2020, included in the Company's Annual Report on Form 10-K for fiscal year 2020. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal year 2020. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

During the first quarter of fiscal 2021, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2020.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendment in this update replaced the previous incurred loss impairment methodology with a methodology that reflects expected credit losses on financial instruments within its scope, including trade and loan receivables and available-for-sale debt securities. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The Company adopted this standard on July 1, 2020 using a modified retrospective transition approach with a cumulative impact of $0.3 million to retained earnings. The adoption of this ASU did not have a material impact on the Company's financial statements as the Company's primary financial instruments impacted by the ASU were trade accounts receivable, where we have high historical and expected future collections due to the length of receivables and the credit quality of our customers.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard.  The Company adopted this standard on a prospective basis on July 1, 2020. The Company will record eligible costs to be capitalized within prepaid assets or other non-current assets depending on the nature of the duration of the asset.

Pronouncements Issued But Not Yet Adopted

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

Note 2. Revenue Recognition:

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues consist of extended warranty contracts, post contract support (“PCS”), and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. Service revenues also include laboratory services recognized at point in time. Prior to fiscal year 2021, the Company has not recognized revenue upon completion of the performance obligation for laboratory services, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. The Company accounted for these services based on cash receipts as we did not have significant historical experience collecting payments from Medicare or other insurance providers and considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Given Medicare coverage for our laboratory services became effective on December 1, 2019, the Company considered it to have sufficient data to estimate variable consideration as of  July 1, 2020 for laboratory services that are reimbursed by Medicare. The amount of cash received in fiscal year 2021 for laboratory services reimbursed by Medicare that were performed prior to July 1, 2020 was approximately $0.5 million. The Company continues to record revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration remains constrained. We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of September 30, 2020.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2020 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of September 30, 2020 and June 30, 2020 were approximately $13.4 million and $14.2 million, respectively. Contract liabilities as of June 30, 2020 subsequently recognized as revenue during the quarter period ended September 30, 2020 were $4.8 million. Contract liabilities in excess of one year are included in other long-term liabilities in the consolidated balance sheet.

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

Revenue by type is as follows:

	Quarter Ended
	September 30,
	2020	2019
Consumables	$166,627	$151,445
Instruments	19,572	16,993
Services	15,464	10,623
Total product and services revenue, net	$201,663	$179,061
Royalty revenues	2,536	4,182
Total revenues, net	$204,199	$183,243

Revenue by geography is as follows:

	Quarter Ended
	September 30,
	2020	2019
United States	$113,561	$102,352
EMEA, excluding United Kingdom	43,134	38,804
United Kingdom	8,534	7,589
APAC, excluding Greater China	15,734	14,005
Greater China	18,052	16,080
Rest of World	5,184	4,413
Net sales	$204,199	$183,243

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2020	2020
Raw materials	$52,808	$51,530
Finished goods(1)	57,887	56,268
Inventories, net	$110,695	$107,798

(1) Finished goods inventory of $4,692 and $4,646 included within other long-term assets in the respective September 30, 2020 and June 30, 2020, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2020	2020
Land	$8,536	$8,516
Buildings and improvements	185,606	184,430
Machinery and equipment	172,955	153,704
Property and equipment, cost	367,097	346,650
Accumulated depreciation and amortization	(175,420)	(169,821)
Property and equipment, net	$191,677	$176,829

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2020	2020
Developed technology	$435,761	$434,653
Trade names	143,926	146,713
Customer relationships	213,769	211,750
Patents and other intangibles(1)	8,138	2,475
Intangible assets	801,594	795,591
Accumulated amortization	(294,003)	(279,046)
Intangible assets, net	$507,591	$516,545

(1) Increase in patents and other intangible assets is primarily due to $5.0 million recognized in intangible assets in the first quarter of fiscal 2021 for certain third party patented technology acquired. The $5.0 million for the third party patented technology acquired was a non-cash activity within the condensed consolidated statement of cash flows as a cash payment was not made within the fiscal quarter.

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2020 consist of (in thousands):

Beginning balance	$516,545
Acquisitions	-
Other additions	5,135
Amortization expense	(15,575)
Currency translation	1,486
Ending balance	$507,591

The estimated future amortization expense for intangible assets as of September 30, 2020 is as follows (in thousands):

2021 remainder	$44,908
2022	58,326
2023	56,447
2024	53,892
2025	50,698
Thereafter	243,320
Total	$507,591

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended September 30, 2020 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$373,081	355,229	$728,310
Currency translation	3,211	115	3,326
Ending balance	$376,292	$355,344	$731,636

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2020. No indicators of impairment were identified as part of our assessment.

No triggering events were identified during the quarter ended September 30, 2020. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	September 30, 2020	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$83,491	$76,043	$7,448	$-
Certificates of deposit (2)	34,495	34,495	-	-
Total assets	$117,986	$110,538	$7,448	$-

Liabilities
Contingent consideration	$5,987	$-	$-	$5,987
Derivative instruments - cash flow hedges	14,523	-	14,523	-
Total liabilities	$20,510	$-	$14,523	$5,987

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2020	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$87,842	$79,846	$7,996	$-
Certificates of deposit (2)	36,426	36,426	-	-
Total assets	$124,268	$116,272	$7,996	$-

Liabilities
Contingent consideration	$6,137	$-	$-	$6,137
Derivative instruments - cash flow hedges	17,331	-	17,331	-
Total liabilities	$23,468	$-	$17,331	$6,137

(1)

Included in available-for-sale investments on the balance sheet.   The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) at September 30, 2020 and June 30, 2020 was $6.6 million. The Company has a warrant to purchase additional CCXI equity shares which was valued at $7.4 and $8.0 million as of September 30, 2020 and  June 30 2020, respectively.

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

Fair value measurements of derivative instruments

In  October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 5 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company will exchange, at specified intervals, the difference between floating and fixed interest amounts based on an initial $380 million of notional principal amount, with the notional amount decreasing by $100 million in   October 2020, $80 million in  October 2021, and $200 million in  October 2022. The change in the fair value of the designated hedged instrument is reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $2.1 million, net of taxes, out of other comprehensive income into interest expense during the quarter ended September 30, 2020. In  June 2020, the Company de-designated $80 million of the notional amount set to expire in   October 2020. The change in fair value of the de-designated notional hedged amount was not material as of September 30, 2020. The net loss associated with the de-designated portion of the derivative instrument was not reclassified into earnings based on the amount of probable variable interest payments to occur within a two month time period of the forecasted hedged transaction. The liability related to the derivative instrument was recorded within other long-term liabilities on the consolidated balance sheet. The instrument was valued using observable market inputs in active markets and therefore classified as a Level 2 liability.

Fair value measurements of contingent consideration

In connection with the QT Holdings Corporation (Quad) and B-MoGen Biotechnologies Inc. (B-MoGen) acquisitions the Company is required to make contingent consideration payments of up to $51.0 million and $38.0 million, respectively. The contingent consideration payments are subject to Quad and B-Mogen meeting certain product development milestones and revenue thresholds. The preliminary fair value of the liabilities for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $10.8 million ($5.3 million for Quad and $5.5 million for B-MoGen).  The preliminary fair value of the development milestone payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations were probability of success, duration of the earn-out, and discount rate. The preliminary fair value for the revenue milestone payments was determined using a Monte Carlo simulation based model discounted to present value.  Assumptions used in these calculations included units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2020 (in thousands):

Quarter Ended
September 30, 2020
Fair value at the beginning of period	$6,137
Change in fair value of contingent consideration	(150)
Payments	-
Fair value at the end of period	$5,987

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2020, the outstanding balance under the Credit Agreement was $323.9 million.

Note 6. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the three months ended September 30, 2020, the Company recognized $0.7 million in variable lease expense and $3.5 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of: September 30, 2020
Operating leases:
Operating lease right of use assets	Right of Use Asset	$70,018

Current operating lease liabilities	Operating lease liabilities current	$9,695
Noncurrent operating lease liabilities	Operating lease liabilities	65,694
Total operating lease liabilities		$75,389

Weighted average remaining lease term (in years):		8.55

Weighted average discount rate:		4.38%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the three months ended (in thousands):

Three months ended September 30, 2020
Cash amounts paid on operating lease liabilities	$3,230

Right of use assets obtained in exchange for lease liabilities	706

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating Leases
Remainder of 2020	$9,527
2021	12,280
2022	11,369
2023	10,424
2024	9,529
Thereafter	37,737
Total	$90,866
Less: Amounts representing interest	15,477
Total Lease obligations	$75,389

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

Note 7. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 in both the three months ended September 30, 2020 and 2019.

Consolidated Changes in Equity (amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2020	38,453	$385	$420,536	$1,057,470	$(97,199)	$1,381,192
Cumulative effect adjustments due to adoption of new accounting standards				(276)		(276)
Net earnings				33,395		33,395
Other comprehensive income					14,057	14,057
Common stock issued for exercise of options	117	1	13,727			13,728
Common stock issued for restricted stock awards	25	0		(4,890)		(4,890)
Cash dividends				(12,336)		(12,336)
Stock-based compensation expense			12,667			12,667
Common stock issued to employee stock purchase plan	6	0	1,463			1,463
Employee stock purchase plan expense			286			286
Balances at September 30, 2020	38,601	$386	$448,679	$1,073,362	$(83,142)	$1,439,285

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2019	37,934	$379	$316,797	$931,934	$(83,521)	$1,165,589
Cumulative effect adjustments due to adoption of new accounting standards and other				(879)		(879)
Net earnings				14,398		14,398
Other comprehensive loss					(8,106)	(8,106)
Common stock issued for exercise of options	94	1	7,854			7,855
Common stock issued for restricted stock awards	50	0	(0)	(1,926)		(1,926)
Cash dividends				(12,169)		(12,169)
Stock-based compensation expense			8,267			8,267
Common stock issued to employee stock purchase plan	6	0	1,096			1,096
Employee stock purchase plan expense			99			99
Balances at September 30, 2019	37,803	$381	$334,112	$931,358	$(91,627)	$1,174,224

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified $2.1 million from accumulated other comprehensive income (loss) to earnings during the three months ended September 30, 2020.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2020	$(13,253)	$(83,946)	$(97,199)
Other comprehensive income (loss) before reclassifications, net of taxes	11	11,914	11,925
Reclassification from loss on derivatives to interest expense, net of taxes(1)	2,132		2,132
Balance as of September 30, 2020(2)	$(11,110)	$(72,032)	$(83,142)

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2019	$(9,537)	$(73,983)	$(83,521)
Other comprehensive income (loss), net of tax before reclassifications	(504)	(7,602)	(8,106)
Balance as of September 30, 2019(2)	$(10,041)	$(81,585)	$(91,627)

(1)  Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified ($2,769) to interest expense and a related tax benefit tax of $637 during the quarter ended September 30, 2020.

(2)

The Company had deferred tax benefits of $3,413 and $4,058 included in the accumulated other comprehensive income loss as of September 30, 2020 and  June 30, 2020, respectively.

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended September 30,
	2020	2019
Earnings per share – basic:
Net Income	$33,395	$14,398
Income allocated to participating securities	(21)	(11)
Income available to common shareholders	$33,374	$14,387
Weighted-average shares outstanding	38,536	38,032
Earnings per share-basic	$0.87	$0.38

Earnings per share – diluted:
Net Income	$33,395	$14,398
Income allocated to participating securities	(21)	(11)
Income available to common shareholders	$33,374	$14,387
Weighted average common shares outstanding-basic	38,536	38,032
Dilutive effect of stock options and restricted stock units	1,489	1,221
Weighted average common shares outstanding-diluted	40,025	39,253
Earnings per share-diluted	$0.83	$0.37

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.5 million and 1.2 million for the quarter ended September 30, 2020 and 2019, respectively.

Note 9. Share-based Compensation:

During the quarter ended September 30, 2020 and 2019, the Company granted 0.7 million and 0.7 million stock options at weighted average grant prices of $267.79 and $190.39 and weighted average fair values of $56.71 and $36.72, respectively. During the quarter ended September 30, 2020 and 2019, the Company granted 22,367 and 30,858 restricted stock units at a weighted average fair value of $267.87 and $192.08, respectively. During the quarter ended September 30, 2020 and 2019, the Company granted 8,675 and 11,438 shares of restricted common stock shares at a weighted average fair value of $267.98 and $190.65.

Stock options for 116,816 and 93,596 shares of common stock with total intrinsic values of $16.9 million and $11.6 million were exercised during the quarter ended September 30, 2020 and 2019, respectively.

Stock-based compensation expense of $12.9 million and $8.4 million was included in selling, general and administrative expenses for the quarter ended September 30, 2020 and 2019, respectively. Additionally, stock-based compensation costs of $0.5 million and $0.4 million was included in cost of goods sold for quarter ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $53.2 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Note 10. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2020	2019
Interest expense	$(4,416)	$(5,222)
Interest income	114	111
Other non-operating income (expense), net	(5,451)	(10,410)
Total other income (expense)	$(9,753)	$(15,521)

Note 11. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2021 and 2020 was 15.1% and 19.1% of consolidated earnings before income taxes, respectively. The change in the company’s tax rate for the first quarter of fiscal 2021 compared to first quarter of fiscal 2020 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $4.2 million during the three months ended September 30, 2020 compared to $1.3 million during the three months ended September 30, 2019. Share-based compensation excess tax benefit contributed $3.3 million and $3.2 million in the three months ended September 30, 2020 and 2019, respectively. The Company recognized total other immaterial net discrete tax benefits of $0.9 million in the quarter compared to $1.9 million other immaterial net discrete tax expense in the three months ended September 30, 2019.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2020	2019
Net sales:
Protein Sciences	$154,446	$140,995
Diagnostics and Genomics	50,125	42,552
Intersegment	(372)	(304)
Consolidated net sales	$204,199	$183,243
Operating income:
Protein Sciences	$70,352	$59,538
Diagnostics and Genomics	8,674	900
Segment operating income	79,026	60,438
Amortization of acquisition related intangible assets	(15,501)	(14,901)
Acquisition related expenses	(136)	(1,310)
Stock-based compensation, inclusive of employer taxes	(13,333)	(8,800)
Corporate general, selling, and administrative expenses	(964)	(2,100)
Consolidated operating income	$49,092	$33,327

Note 13. Subsequent Events:

On October 20, 2020, the Company acquired 47.6% of the outstanding equity shares of Changzhou Eminence Biotechnology Co., Ltd. for approximately $10 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2020. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

Consistent with prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment during fiscal year 2021. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate(IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the three months ended September 30, 2020. Refer to the prior year Annual Report on form 10-K for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 11% for the quarter ended September 30, 2020 compared to the same prior year period. Organic growth was 10% for the quarter ended September 30, 2020 compared to the same prior year period, with foreign currency exchange having a favorable impact of 1% on revenue growth.

Consolidated net earnings increased to $33.4 million for the quarter ended September 30, 2020 compared to the $14.4 million in same prior year period. The consolidated net earnings increase was driven by higher operating income due to sales volume leverage and cost management

COVID-19 Business Update

During the first quarter of fiscal year 2021, we experienced a significant increase in the number of customer sites that were either fully or partially opened when compared to prior periods during the COVID-19 pandemic. The reopening of customer sites and demand for our portfolio of life science tools and diagnostic reagents enabled the Company to return to sales volumes experienced prior to the onset of the pandemic. However, we are unable to forecast if any customer sites may reclose given rising COVID-19 cases occurring in certain regions. We are anticipating a positive long-term outlook for sales growth resulting from expected future funding increases within life-science research in response to the current pandemic.

The Company has responded to the pandemic by leveraging our deep product portfolio and scientific expertise to develop a robust COVID-19 product and service offering that provides critical support for both clinical care and therapeutic development. The Company's ongoing efforts to utilize and expand upon our portfolio of products and services to enable solutions for this evolving pandemic may partially offset the impacts of any future customer site closures.

Adjusted EPS was favorably impacted in the current quarter when compared to prior periods during the COVID-19 pandemic due to increased sales volumes as described above. We anticipate the short- and long-term impacts of COVID-19 on adjusted EPS to be similar to that of sales growth.

The Company remains in a strong financial position with sufficient available cash as well as access to additional funding, if necessary, through our long-term debt agreement. We did not experience any material changes to our September 30, 2020 Balance Sheet resulting from COVID-19 for items such as additional reserves or asset impairments.

The Company remains fully operational as we abide by local COVID-19 safety regulations across the world. To achieve this, certain employees are working remotely and the Company has adopted significant protective measures for our employees on site, including staggered shifts, social distancing and hygiene best practices recommended by the Centers for Disease Control (CDC).  In addition, the Company has taken additional steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.

Net Sales

Consolidated net sales for the quarter ended September 30, 2020 were $204.2 million, an increase of 11% from the same prior year period. Organic growth was 10% for the quarter ended September 30, 2020 compared to the same prior year period, with foreign currency exchange having a favorable impact of 1% on sales growth.

For the quarter ended September 30, 2020 by geography, the Company experienced broad based revenue growth across products in both operating segments and in each major geographical region.

Gross Margins

Consolidated gross margins for the quarter ended September 30, 2020 and September 30, 2019 were 67.4% and 64.6%, respectively. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of stock compensation expense, and amortization of intangibles, adjusted gross margins were 71.9% and 69.5% for the quarter ended September 30, 2020 and 2019, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins were positively impacted by product mix and volume leverage for the quarter ended September 30, 2020 as compared to the prior year.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2020	2019
Consolidated gross margin percentage	67.4%	64.6%
Identified adjustments:
Amortization of intangibles	4.2%	4.7%
Stock compensation expense - COGS	0.3%	0.2%
Non-GAAP adjusted gross margin percentage	71.9%	69.5%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.6 million (5%) for the quarter ended September 30, 2020 from the same prior year period. The increase in expense was primarily driven by higher year over year stock compensation expense.

Research and Development Expenses

Research and development expenses were $16.0 million for the quarter ended September 30, 2020 compared to $16.1 million from the same prior year period. The expense remained consistent across periods due to similar investments into new products and services made in both periods.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2020	2019
Net sales (in thousands)	$154,446	$140,995
Operating margin percentage	45.6%	42.2%

Protein Science’s net sales for the quarter ended September 30, 2020 were $154.6 million with reported growth of 10% compared to the same prior year period. Organic growth for the quarter ended September 30, 2020 was 8% with foreign currency having a favorable impact of 2%. Segment growth was broad-based and especially strong in the Simple Western and Simple Plex product categories.

The operating margin for the quarter ended September 30, 2020 was 45.6% compared to 42.2% for the same prior year period. Operating income margin was positively impacted by volume leverage and cost management.

Diagnostics and Genomics

	Quarter Ended
	September 30,
	2020	2019
Net sales (in thousands)	$50,125	$42,552
Operating margin percentage	17.3%	2.1%

Diagnostics and Genomics’ net sales for the quarter ended September 30, 2020 were $50.1 million compared to $42.6 million for the same prior year period. Organic growth for the quarter ended September 30, 2020 was 17% with currency exchange having an favorable impact of 1%. Segment growth was broad-based and especially strong in our RNAscope products.

The operating margin for the segment was 17.3% for the quarter ended September 30, 2020 compared to 2.1 % for the same prior year period. Operating income margin was positively impacted by volume leverage.

Income Taxes

Income taxes for the quarter ended September 30, 2020 were at an effective rate of 15.1% of consolidated earnings before income taxes compared to 19.1% for the quarter ended September 30, 2019. The change in the Company’s tax rate for the quarter ended September 30, 2020 was driven by discrete tax items of $4.2 million compared to prior year discrete tax items of $1.3 million as further discussed in Note 12.

The forecasted tax rate as of the first fiscal quarter of 2021 before discrete items is 25.7% compared to the prior year forecasted tax rate before discrete items of 26.3%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2021 to range from 24% to 28%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2020	2019
Net earnings	$33,395	$14,398
Identified adjustments:
Amortization of acquisition intangibles	15,501	14,901
Acquisition related expenses	230	1,404
Stock-based compensation, inclusive of employer taxes	13,333	8,800
Realized and unrealized (gain)loss on investments	4,351	10,401
Tax impact of above adjustments	(5,514)	(6,982)
Tax impact of discrete tax items	(4,151)	(1,271)
Non-GAAP adjusted net earnings	$57,145	$41,651
Non-GAAP adjusted net earnings growth	37.2%	9.0%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter ended September 30, 2020 and September 30, 2019.

	Quarter Ended
	September 30,
	2020	2019
Reported GAAP tax rate	15.1%	19.1%
Tax rate impact of:
Identified non-GAAP adjustments	(4.2)%	(4.3)%
Discrete tax items	10.6%	7.1%
Non-GAAP adjusted tax rate	21.5%	21.9%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2020 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, cash and cash equivalents and available-for-sale investments were $169.4 million compared to $146.6 million as of June 30, 2020. Included in available-for-sale-investments as of September 30, 2020 was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) of $83.5 million. The fair value of the Company's CCXI investment at June 30, 2020 was $87.8 million.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $51 million and $38 million relating to the Quad and B-MoGen acquisitions. The fair value of the remaining payments is $6.0 million as of September 30, 2020.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $66.0 million from operating activities in the first quarter of fiscal 2021 compared to $40.5 million in the first quarter of fiscal 2020. The increase from the prior year was primarily due to higher net earnings and the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the first quarter of fiscal 2021 and 2020 were $10.9 million and $10.5 million, respectively. Capital expenditures for the remainder of fiscal 2021 are expected to be approximately $35 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2021 and 2020, the Company paid cash dividends of $12.3 million and $12.2 million, respectively, to all common shareholders. On November 5, 2020, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.3 million, will be payable November 27, 2020 to all common shareholders of record on November 16, 2020.

Cash of $15.4 million and $9.0 million was received during the first quarter of fiscal 2021 and 2020, respectively, from the exercise of stock options.

During the first quarter of fiscal 2021, the Company made payments of $33.1 million payment towards the balance of its line-of-credit facility. During the first quarter of fiscal 2020, the Company made payments of $19.1 million towards the balance of its line-of-credit facility.

During the first quarter of fiscal 2021, the Company made $4.9 million in other financing payments, primarily related to taxes paid on restricted stock units. During the first quarter of fiscal 2020, the Company made other financing payments of $1.9 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the contingent consideration associated with the Quad and B-MoGen acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter ended September 30, 2020.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2020 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the first quarter of fiscal 2020 that would require disclosure nor have there been any changes to the Company's policies.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2020 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $83.5 million. As of September 30, 2020, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $8.4 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2020, approximately 43.5% of consolidated net sales were made in foreign currencies, including 20% in euros, 6% in British pound sterling, 9% in Chinese yuan and the remaining 8.5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2020	2019
Euro	$1.18	$1.10
British pound sterling	1.31	1.22
Chinese yuan	0.15	0.14
Canadian dollar	0.75	0.76

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2020 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$2,800
Decrease in translation of net assets of foreign subsidiaries	46,826
Additional transaction losses	1,108

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 9, 2020, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2020, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended September 30, 2020.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015*

3.2	Third Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated February 1, 2018*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Bio-Techne 2020 Equity Incentive Plan - incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 3, 2020*

10.3**	Form of Director Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 3, 2020*

10.4**	Form of Employee Non-Qualified Stock Option Agreement (Global) - incorporated by reference by Exhibit 10.3 of the Company's Form 8-K dated November 3, 2020*

10.5**	Form of Performance Vesting Cash Unit Agreement - incorporated by reference by Exhibit 10.4 of the Company's Form 8-K dated November 3, 2020*

10.6**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference by Exhibit 10.5 of the Company's Form 8-K dated November 3, 2020*

10.7**	Form of Performance Vesting Restricted Stock Agreement - incorporated by reference by Exhibit 10.6 of the Company's Form 8-K dated November 3, 2020*

10.8**	Form of Performance Vesting Restricted Stock Unit Agreement - incorporated by reference by Exhibit 10.7 of the Company's Form 8-K dated November 3, 2020*

10.9**	Form of Time Vesting Incentive Stock Option Agreement - incorporated by reference by Exhibit 10.8 of the Company's Form 8-K dated November 3, 2020*

10.10**	Form of Time Vesting Cash Unit Agreement - incorporated by reference by Exhibit 10.9 of the Company's Form 8-K dated November 3, 2020*

Exhibit Number	Description
10.11**	Form of Time Vesting Restricted Stock Agreement - incorporated by reference by Exhibit 10.10 of the Company's form 8-K dated November 3, 2020*

10.12**	Form of Time Vesting Restricted Stock Unit Agreement - incorporated by reference by Exhibit 10.11 of the Company's form 8-K dated November 3, 2020*

10.13**	Form of Indemnification Agreement entered into with each director and executive officer of the Company--incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.14**	Employment Agreement by and between the Company and Charles Kummeth--incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated September 7, 2017*

10.15**

Form of Employment Agreement by and between the Company and Executive Officers of the Company other than the CEO--incorporated by reference to Exhibit 10.12 of the Company's Form 10-K dated September 7, 2017*

10.16**	Form of Amendment No. 1 to Executive Employment Agreement – incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q dated May 11, 2020*

10.17	Credit Agreement by and among the Company, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated August 1, 2018--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated August 2, 2018*

10.18	Agreement and Plan of Merger by and among the Company, Aero Merger Sub Inc., Advanced Cell Diagnostics, Inc. and Fortis Advisors, LLC as the Securityholders’ Representative, dated July 6, 2016--incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated July 7, 2016*

10.19	Development, Supply and Commercialization Agreement by and between the Company and Kantaro Biosciences, LLC dated May 18, 2020 (portions of which have been redacted as noted, subject to confidential treatment) – incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated May 19, 2020*

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 26, 2020*

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: November 9, 2020	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 9, 2020	/s/ James Hippel
James Hippel
Principal Financial Officer