Form 10-Q
period 2020-12-31
BIO-TECHNE Corp
filed 2021-02-08
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020, or

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

At February 1, 2021, 38,798,834 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$224,253	$184,934	$428,452	$368,177
Cost of sales	73,353	63,531	139,821	128,361
Gross margin	150,900	121,403	288,631	239,816
Operating expenses:
Selling, general and administrative	83,116	68,030	155,714	137,040
Research and development	16,789	16,381	32,830	32,459
Total operating expenses	99,905	84,411	188,544	169,499
Operating income	50,995	36,992	100,087	70,317
Other (expense) income	5,373	113,334	(4,381)	97,812
Earnings before income taxes	56,368	150,326	95,706	168,129
Income taxes	10,224	30,704	16,168	34,111
Net earnings, including noncontrolling interest	46,144	119,622	79,538	134,018
Net earnings attributable to noncontrolling interest	(130)	-	(130)	-
Net earnings attributable to Bio-Techne	$46,274	$119,622	$79,668	$134,018
Other comprehensive (loss) income:
Foreign currency translation adjustments	16,928	11,867	28,842	4,265
Derivative instruments - cash flow hedges	2,059	1,408	4,202	904
Other comprehensive income (loss)	18,987	13,275	33,044	5,169
Other comprehensive income attributable to noncontrolling interest	83	-	83	-
Other comprehensive income attributable to Bio-Techne	18,904	13,275	32,961	5,169
Comprehensive income attributable to Bio-Techne	$65,178	$132,897	$112,629	$139,187
Earnings per share attributable to Bio-Techne:
Basic	$1.20	$3.13	$2.06	$3.51
Diluted	$1.15	$3.02	$1.98	$3.40

Weighted average common shares outstanding:
Basic	38,691	38,167	38,614	38,100
Diluted	40,257	39,550	40,135	39,370

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2020 (unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$165,526	$146,625
Short-term available-for-sale investments	117,426	124,268
Accounts receivable, net of $1,526 and $775 of reserves, respectively	128,243	122,534
Inventories	106,590	103,152
Other current assets	24,148	24,341
Total current assets	541,933	520,920

Property and equipment, net	195,602	176,829
Right of use asset	68,154	71,465
Goodwill	746,666	728,308
Intangible assets, net	504,172	516,545
Other assets	11,339	13,522
Total assets	$2,067,866	$2,027,589
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$24,252	$23,090
Salaries, wages and related accruals	31,907	31,087
Accrued expenses	13,973	9,093
Contract liabilities	13,217	13,049
Income taxes payable	3,658	2,376
Operating lease liabilities - current	9,912	9,535
Contingent consideration payable	4,983	5,938
Current portion of long-term debt obligations	12,500	12,500
Other current liabilities	3,166	-
Total current liabilities	117,568	106,668

Deferred income taxes	105,342	101,090
Long-term debt obligations	219,035	344,243
Long-term contingent consideration payable	5,599	199
Operating lease liabilities	63,672	67,248
Other long-term liabilities	25,796	26,949
Bio-Techne's shareholders' equity:

Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 38,765,300 and 38,453,046, respectively	388	385
Additional paid-in capital	481,004	420,536
Retained earnings	1,104,762	1,057,470
Accumulated other comprehensive loss	(64,238)	(97,199)
Total Bio-Techne shareholders' equity	1,521,916	1,381,192
Noncontrolling interest	8,938	-
Total shareholders’ equity	1,530,854	1,381,192
Total liabilities and shareholders’ equity	$2,067,866	$2,027,589

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$79,538	$134,018
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,972	40,638
Costs recognized on sale of acquired inventory	23	-
Deferred income taxes	216	14,805
Stock-based compensation expense	28,531	18,495
Contingent consideration payments	(155)	(145)
Fair value adjustment to contingent consideration payable	4,600	100
Fair value adjustment on available for sale investments	(6,356)	(110,856)
Leases, net	113	177
Other operating activity	324	160
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(2,327)	9,950
Inventories	(586)	(4,381)
Other current assets	(1,508)	(1,320)
Trade accounts payable, accrued expenses, contract liabilities, and other	8,624	7,115
Salaries, wages and related accruals	(1,713)	(10,185)
Income taxes payable	3,982	12,386
Net cash provided by (used in) operating activities	155,278	110,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturities of available-for-sale investments	43,146	68,398
Purchases of available-for-sale investments	(27,184)	(25,099)
Additions to property and equipment	(22,383)	(25,089)
Acquisitions, net of cash acquired	(9,765)	-
Other investing activity	(556)	-
Net cash provided by (used in) investing activities	(16,742)	18,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(24,728)	(24,365)
Proceeds from stock option exercises	32,337	27,247
Re-purchase of common stock	-	-
Proceeds from long-term debt	-	-
Repayments of long-term debt	(125,250)	(122,250)
Other financing activity	(7,371)	(1,928)
Net cash provided by (used in) financing activities	(125,012)	(121,296)

Effect of exchange rate changes on cash and cash equivalents	5,377	1,535
Net increase (decrease) in cash and cash equivalents	18,901	9,406
Cash and cash equivalents at beginning of period	146,625	100,886
Cash and cash equivalents at end of period	$165,526	$110,293

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,007	$7,037
Cash paid for interest	$7,779	$9,869

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

During the six months ended December 31, 2020, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2020.

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

Note 2. Revenue Recognition:

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues consist of extended warranty contracts, post contract support (“PCS”), and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. Service revenues also include laboratory services recognized at point in time. Prior to fiscal year 2021, the Company has not recognized revenue upon completion of the performance obligation for laboratory services, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. The Company accounted for these services based on cash receipts as we did not have significant historical experience collecting payments from Medicare or other insurance providers and considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Given Medicare coverage for our laboratory services became effective on  December 1, 2019, the Company considered that it had sufficient data to estimate variable consideration as of  July 1, 2020 for laboratory services that are reimbursed by Medicare. The amount of cash received in fiscal year 2021 for laboratory services reimbursed by Medicare that were performed prior to  July 1, 2020 was approximately $0.5 million. The Company continues to record revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration remains constrained. We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of December 31, 2020.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of December 31, 2020 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of December 31, 2020 and June 30, 2020 were approximately $14.4 million and $14.2 million, respectively. Contract liabilities as of June 30, 2020 subsequently recognized as revenue during the quarter and six month period ended December 31, 2020 were approximately $3.4 million and $8.1 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Consumables	$177,464	$149,257	$344,091	$300,702
Instruments	26,529	19,983	46,101	36,976
Services	15,175	10,868	30,639	21,491
Total product and services revenue, net	$219,168	$180,108	$420,831	$359,168
Royalty revenues	5,085	4,826	7,621	9,009
Total revenues, net	$224,253	$184,934	$428,452	$368,177

Revenue by geography is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
United States	$114,439	$99,665	$228,001	$202,017
EMEA, excluding United Kingdom	49,936	38,081	93,070	76,885
United Kingdom	9,852	7,865	18,386	15,454
APAC, excluding Greater China	18,008	15,784	33,742	29,789
Greater China	25,165	19,793	43,218	35,873
Rest of World	6,853	3,746	12,035	8,159
Total revenues, net	$224,253	$184,934	$428,452	$368,177

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2020	2020
Raw materials	$52,368	$51,530
Finished goods(1)	59,194	56,268
Inventories, net	$111,562	$107,798

(1) Finished goods inventory of $4,972 and $4,646 included within other long-term assets in the respective December 31, 2020 and June 30, 2020, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2020	2020
Land	$8,584	$8,516
Buildings and improvements	189,068	184,430
Machinery and equipment	179,341	153,704
Property and equipment, cost	376,993	346,650
Accumulated depreciation and amortization	(181,391)	(169,821)
Property and equipment, net	$195,602	$176,829

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2020	2020
Developed technology	$444,499	$434,653
Trade names	145,288	146,713
Customer relationships	219,583	211,750
Patents and other intangibles(1)	7,728	2,475
Intangible assets	817,098	795,591
Accumulated amortization	(312,926)	(279,046)
Intangible assets, net	$504,172	$516,545

(1)

Increase in patents and other intangible assets is primarily due to $5.0 million recognized in intangible assets in the first quarter of fiscal 2021 for certain third party patented technology acquired. $4.0 million of the third party patented technology acquired was a non-cash activity within the condensed consolidated statement of cash flows as a cash payment was not made within the six months ended December 31, 2020.

Changes to the carrying amount of net intangible assets for the quarter ended December 31, 2020 consist of (in thousands):

Beginning balance	$516,545
Acquisitions	8,919
Other additions	5,338
Amortization expense	(30,804)
Currency translation	4,174
Ending balance	$504,172

The estimated future amortization expense for intangible assets as of December 31, 2020 is as follows (in thousands):

2021 remainder	$30,460
2022	59,526
2023	57,634
2024	54,988
2025	51,770
Thereafter	249,794
Total	$504,172

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended December 31, 2020 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$373,081	$355,228	$728,308
Acquisitions	8,811	-	8,811
Currency translation	9,303	243	9,547
Ending balance	$391,195	$355,471	$746,666

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2020. No indicators of impairment were identified as part of our assessment.

No triggering events were identified during the quarter ended December 31, 2020. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

Eminence Biotechnology

On October 20, 2020, the Company acquired 47.6% of the outstanding equity shares of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) for approximately $9.8 million, net of cash acquired. The fair value of the noncontrolling interest of $9.0 million included in the consolidated balance sheet was a non-cash activity within the statement of cash flows. Eminence is considered a variable interest entity as it is an early stage biotechnology company that will require additional funding through a subsequent equity investment, which will be used to fund Eminence’s expansion and GMP manufacturing capabilities within China. Both at the initial time of our investment and at December 31, 2020, the Company was expected to participate in additional equity funding, which will be in the range of $8 million to $13 million, and will likely result in an increase in the Company’s ownership percentage of  Eminence. The Company was considered the primary beneficiary at time of initial acquisition given the Company was the largest shareholder coupled with its ability to exercise significant influence over the entity. As of December 31, 2020, the Company’s investment at risk is limited to the initial investment of $9.8 million, net of cash acquired. The Company’s investment at risk is expected to increase in subsequent periods given the additional financing expected to be provided as further discussed above.

As Eminence was considered a variable interest entity with the Company being the primary beneficiary, the transaction was accounted for in accordance with ASC 805, Business Combinations. In applying ASC 805 to the transaction, the Company has elected to include Eminence in our consolidated financial statements on a one month lag. There were no material changes from the preliminary opening balance sheet included in the table below to the amounts included within the Company's consolidated balance sheet as of December 31, 2020.

The goodwill recorded as result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The fair value of the noncontrolling interest in Eminence was calculated utilizing cash flow projections discounted to the acquisition date and control premiums calculated using market data. Acquired goodwill is not deductible for income tax purposes. The business became part of the Protein Sciences reportable segment in the second quarter of fiscal year 2021.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize our purchasing accounting by the end of fiscal year 2021 when we have finalized our intangible assets valuations and income tax assessment of acquired net operating losses (NOLs). Amounts for intangible assets, deferred tax liabilities, acquired NOLs, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed are as follows (in thousand's):

Preliminary Allocation at Acquisition Date
Current assets, net of cash	$3,145
Equipment and other long-term assets	1,639
Intangible assets:
Developed technology	6,778
Customer relationships	2,133
Goodwill	8,811
Total assets acquired	22,506
Liabilities	1,436
Deferred income taxes, net	2,320
Net assets acquired	$18,750

Cash paid, net of cash acquired	$9,765
Fair value of noncontrolling interest in Eminence	8,985
Net assets acquired	$18,750

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology and customer relationships was based on management's forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 13 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 10 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	December 31, 2020	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$94,198	$85,924	$8,274	$-
Certificates of deposit (2)	23,228	23,228	-	-
Total assets	$117,426	$109,152	$8,274	$-

Liabilities
Contingent consideration	$10,582	$-	$-	$10,582
Derivative instruments - cash flow hedges	12,314	-	12,314	-
Total liabilities	$22,896	$-	$12,314	$10,582

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2020	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$87,842	$79,846	$7,996	$-
Certificates of deposit (2)	36,426	36,426	-	-
Total assets	$124,268	$116,272	$7,996	$-

Liabilities
Contingent consideration	$6,137	$-	$-	$6,137
Derivative instruments - cash flow hedges	17,331	-	17,331	-
Total liabilities	$23,468	$-	$17,331	$6,137

(1)

Included in available-for-sale investments on the balance sheet.   The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) at December 31, 2020 and June 30, 2020 was $6.6 million. The Company has a warrant to purchase additional CCXI equity shares which was valued at $8.3 million and $8.0 million as of December 31, 2020 and  June 30 2020, respectively.

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

Fair value measurements of derivative instruments

In  October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on an initial $380 million of notional principal amount. The notional amount decreased by $100 million in  October 2020 and will further decrease by $80 million in  October 2021 and $200 million in  October 2022. In  June 2020, the Company de-designated $80 million of the notional amount set to expire in  October 2020. The net loss associated with the June 2020 de-designated portion of the derivative instrument was not reclassified into earnings based on the amount of probable variable interest payments to occur within a two month time period of the forecasted hedged transaction. In December 2020, the Company de-designated an additional $80 million of notional amount set to expire in October 2021. The fair value of the portion of the de-designated derivative was $1.9 million as of December 31, 2020. The Company recognized a loss in other non-operating income on a portion of the de-designated derivative as it was considered probable that a portion of the variable interest debt payments related to the derivative would not occur. The remaining variable interest payments for the portion of the de-designated derivative were not considered probable of occurring nor were considered probable of not occurring and therefore remained in accumulated other comprehensive income as of December 31, 2020.

Changes in the fair value of the designated hedged instrument are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $5.0 million to interest expense, $0.5 million to non-operating income for the portion of de-designated variable payments considered probable to not occur, and related tax benefits of $1.3 million during the six months ended December 31, 2020. The Company reclassified $0.8 million to interest expense and a related tax benefit of $0.2 million during the six months ended December 31, 2019. The liability related to the derivative instrument was recorded within other current and long-term liabilities on the consolidated balance sheet. The instrument was valued using observable market inputs in active markets and therefore classified as a Level 2 liability.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six months ended December 31, 2020 (in thousands):

	Quarter Ended	Six Months Ended
	December 31, 2020	December 31, 2020
Fair value at the beginning of period	$5,987	$6,137
Change in fair value of contingent consideration	4,750	4,600
Payments	(155)	(155)
Fair value at the end of period	$10,582	$10,582

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2020, the outstanding balance under the Credit Agreement was $231.8 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the six months ended December 31, 2020, the Company recognized $1.6 million in variable lease expense and $6.5 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of: December 31, 2020
Operating leases:
Operating lease right of use assets	Right of Use Asset	$68,154

Current operating lease liabilities	Operating lease liabilities current	$9,912
Noncurrent operating lease liabilities	Operating lease liabilities	63,672
Total operating lease liabilities		$73,584

Weighted average remaining lease term (in years):		8.37

Weighted average discount rate:		4.38%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the three months ended (in thousands):

Six months ended December 31, 2020
Cash amounts paid on operating lease liabilities	$6,449

Right of use assets obtained in exchange for lease liabilities	939

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating Leases
Remainder of 2021	$6,413
2022	12,449
2023	11,477
2024	10,491
2025	9,589
Thereafter	37,925
Total	$88,344
Less: Amounts representing interest	14,760
Total Lease obligations	$73,584

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 and $ 0.64 in both the three and six months ended December 31, 2020 and 2019, respectively.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2020	38,453	$385	$420,536	$1,057,470	$(97,199)	$-	$1,381,192
Cumulative effect adjustments due to adoption of new accounting standards				(276)			(276)
Net earnings				33,395			33,395
Other comprehensive income					14,057		14,057
Common stock issued for exercise of options	117	1	13,727				13,728
Common stock issued for restricted stock awards	25	0	(0)	(4,890)			(4,890)
Cash dividends				(12,336)			(12,336)
Stock-based compensation expense			12,667				12,667
Common stock issued to employee stock purchase plan	6	0	1,463				1,463
Employee stock purchase plan expense			286				286
Balances at September 30, 2020	38,601	$386	$448,679	$1,073,362	$(83,142)	$-	$1,439,285
Non-controlling interest in Eminence						8,985	8,985
Net earnings				46,274		(130)	46,144
Other comprehensive income					18,904	83	18,987
Common stock issued for exercise of options	161	2	16,748	(2,482)			14,268
Common stock issued for restricted stock awards	3	0	(0)	0			0
Cash dividends				(12,392)			(12,392)
Stock-based compensation expense			15,471				15,471
Employee stock purchase plan expense			106				106
Balances at December 31, 2020	38,765	$388	$481,004	$1,104,762	$(64,238)	$8,938	$1,530,854

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2019	37,934	$379	$316,797	$931,934	$(83,521)	$1,165,589
Cumulative effect adjustments due to adoption of new accounting standards and other				(879)		(879)
Net earnings				14,398		14,398
Other comprehensive loss					(8,106)	(8,106)
Common stock issued for exercise of options	94	1	7,854			7,855
Common stock issued for restricted stock awards	50	0	(0)	(1,926)		(1,926)
Cash dividends				(12,169)		(12,169)
Stock-based compensation expense			8,267			8,267
Common stock issued to employee stock purchase plan	6	0	1,096			1,096
Employee stock purchase plan expense			99			99
Balances at September 30, 2019	38,084	$381	$334,112	$931,358	$(91,627)	$1,174,224
Net earnings				119,622		119,622
Other comprehensive loss					13,275	13,275
Common stock issued for exercise of options	195	2	18,293			18,295
Common stock issued for restricted stock awards	4	0	(0)			0
Cash dividends				(12,197)		(12,197)
Stock-based compensation expense			10,017			10,017
Common stock issued to employee stock purchase plan						0
Employee stock purchase plan expense			112			112
Balances at December 31, 2019	38,283	$383	$362,534	$1,038,783	$(78,352)	$1,323,348

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified $4.2 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the six months ended December 31, 2020. The Company reclassified $0.6 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the six months ended December 31, 2019.

The accumulated balances related to each component of other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows:

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2020 attributable to Bio-Techne	$(13,253)	$(83,946)	$(97,199)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	(47)	28,759	28,712
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	4,249	-	4,249
Balance as of December 31, 2020 attributable to Bio-Techne(3)	$(9,051)	$(55,187)	$(64,238)

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2019 attributable to Bio-Techne	$(9,537)	$(73,983)	$(83,521)
Other comprehensive income (loss), net of tax before reclassifications, attributable to Bio-Techne	275	4,264	4,539
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(2)	629	-	629
Balance as of December 31, 2019 attributable to Bio-Techne(3)	$(8,633)	$(69,719)	$(78,352)

(1) Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $5,026 to interest expense and $512 to non-operating income relating to variable interest payments that were probable not to occur as further discussed in Note 6 in the six months ended December 31, 2020. The Company also recorded a related tax benefit of $1,289 during the six months ended December 31, 2020.

(2) The Company reclassified ($821) to interest expense and a related tax benefit tax of $192 during the six months ended  December 31, 2019.

(3) The Company had deferred tax benefits of $2,886 and $4,058 included in the accumulated other comprehensive income loss as of December 31, 2020 and  June 30, 2020, respectively.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Earnings per share – basic:
Net earnings, including noncontrolling interest	$46,144	119,622	79,538	134,018
Less net earnings attributable to noncontrolling interest	(130)	-	(130)	-
Net earnings attributable to Bio-Techne	$46,274	$119,622	$79,668	$134,018
Income allocated to participating securities	(37)	(172)	(50)	(258)
Income available to common shareholders	$46,237	$119,450	$79,618	$133,760
Weighted-average shares outstanding – basic	38,691	38,167	38,614	38,100
Earnings per share – basic	$1.20	$3.13	$2.06	$3.51

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$46,144	$119,622	$79,538	$134,018
Less net earnings attributable to noncontrolling interest	(130)	-	(130)	-
Net earnings attributable to Bio-Techne	$46,274	$119,622	$79,668	$134,018
Income allocated to participating securities	(37)	(172)	(50)	(258)
Income available to common shareholders	$46,237	$119,450	$79,618	$133,760
Weighted-average shares outstanding – basic	38,691	38,167	38,614	38,100
Dilutive effect of stock options and restricted stock units	1,566	1,383	1,521	1,270
Weighted-average common shares outstanding – diluted	40,257	39,550	40,135	39,370
Earnings per share – diluted	$1.15	$3.02	$1.98	$3.40

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.6 million and 1.3 million for the quarter ended December 31, 2020 and 2019, respectively and 1.5 million and 1.3 million for the six months ended December 31, 2020 and 2019 respectively.

Note 10. Share-based Compensation:

During the six months ended December 31, 2020 and 2019, the Company granted 0.7 million and 0.7 million stock options at weighted average grant prices of $267.59 and $190.73 and weighted average fair values of $56.88 and $37.00, respectively. During the six months ended December 31, 2020 and 2019, the Company granted 22,367 and 30,858 restricted stock units at a weighted average fair value of $267.87 and $192.08, respectively. During the six months ended December 31, 2020 and 2019, the Company granted 11,803 and 15,398 shares of restricted common stock shares at a weighted average fair value of $264.73 and $193.48.

Stock options for 293,262 and 287,595 shares of common stock with total intrinsic values of $50.6 million and $35.3 million were exercised during the six months ended December 31, 2020 and 2019, respectively.

Stock-based compensation expense, inclusive of employer payroll tax, of $15.6 million and $10.1 million was included in selling, general and administrative expenses for the quarter ended December 31, 2020 and 2019, respectively. Stock-based compensation expense, inclusive of employer payroll tax, of $28.5 million and $18.5 million was included in selling, general, and administrative expenses for the six months ended December 31, 2020 and 2019, respectively. Additionally, the company recognized $0.6 million and $1 million of stock-based compensation expense in cost of goods sold in the quarter and six months ended December 31, 2020 respectively, compared to $0.5 million and $0.9 million in cost of goods sold in the comparative prior year periods. As of December 31, 2020, there was $43.1 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Six Months
	December 31,		December 31,
	2020	2019	2020	2019
Interest expense	$(3,585)	$(4,872)	$(8,002)	$(10,094)
Interest income	78	231	192	341
Other non-operating income (expense), net(1)	8,880	117,975	3,429	107,565
Total other income (expense)	$5,373	$113,334	$(4,381)	$97,812

(1) The changes in other non-operating income (expense) were driven by changes in the fair value of our CCXI investment as further described in Note 5 above.

Note 12. Income Taxes:

The Company’s effective income tax rate for the second quarter of fiscal 2021 and 2020 was 18.1% and 20.4% of consolidated earnings before income taxes, and 16.9% and 20.3% for the first six months of fiscal 2021 and 2020, respectively. The change in the company’s tax rate for the quarter and six months ended December 31, 2020 compared to the quarter and six months ended December 31, 2019 were driven by changes in the composition and amount of the Company’s taxable income in fiscal 2021 due to the $121 million non-recurring gain on our CCXI investment that occurred in the prior year comparative periods and discrete tax items.

The Company recognized total net benefits related to discrete tax items of $3.7 million and $7.8 million during the quarter and six months ended December 31, 2020, respectively, compared to $5.4 million and $6.7 million during the quarter and six months ended December 31, 2019, respectively. Share-based compensation excess tax benefit contributed $4.8 million and $8.0 million in the quarter and six months ended December 31, 2020, respectively, compared to $3.7 million and $7.0 million in the quarter and six months, ended December 31, 2019, respectively. The Company recognized total other immaterial net discrete tax expense of $1.1 million of $0.2 million in the quarter and six months ended December 31, 2020, respectively, compared to $1.7 million and $0.3 million of other immaterial net discrete tax benefits in the quarter and six months ended December 31, 2019, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales:
Protein Sciences	$172,179	$141,517	$326,625	$282,512
Diagnostics and Genomics	52,469	43,846	102,595	86,397
Intersegment	(395)	(429)	(768)	(732)
Consolidated net sales	$224,253	$184,934	$428,452	$368,177
Operating income:
Protein Sciences	$80,246	$60,872	$150,598	$120,410
Diagnostics and Genomics	8,107	975	16,781	1,875
Segment operating income	$88,353	$61,847	$167,379	$122,285
Costs recognized on sale of acquired inventory	(23)	-	(23)	-
Amortization of acquisition related intangible assets	(15,027)	(15,108)	(30,528)	(30,008)
Acquisition related expenses	(4,421)	881	(4,558)	(429)
Stock based compensation	(16,225)	(10,618)	(29,558)	(19,418)
Restructure costs	(142)	-	(142)	-
Corporate general, selling, and administrative expenses	(1,520)	(12)	(2,482)	(2,113)
Consolidated operating income	$50,995	$36,992	$100,087	$70,317

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

Consistent with the above, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment – during fiscal year 2021. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate(IntelliScore) test for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company obtained a controlling interest in Eminence as disclosed in Note 4 during the six months ended December 31, 2020. Refer to the prior year Annual Report on form 10-K for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 21% and 16% for the quarter and six months ended December 31, 2020 compared to the same prior year periods. Organic growth for the quarter and six months ended December 31, 2020 was 19% and 15%, respectively, as compared to the same prior year periods. Foreign currency translation having a favorable impact of 2% for the quarter ended December 31, 2020 and a 1% favorable impact for the six months ended December 31, 2020 as compared to the same prior year periods. Acquisitions contributed an immaterial impact in both the three and six months ended December 31, 2020.

Consolidated net earnings attributable to Bio-Techne decreased to $46.3 million and $79.7 million for the quarter and six months ended December 31, 2020, respectively, as compared to $119.6 million and $134.0 million in the same prior year periods. The reduction in net earnings attributable to Bio-Techne is primarily due to non-recurring gains on available-for-sale investments of approximately $121 million and $110 million in the quarter and six months ended December 31, 2019, respectively.

COVID-19 Business Update

During the three and six months ended December 31, 2020, we experienced a significant increase in the number of customer sites that were either fully or partially opened when compared to prior periods during the COVID-19 pandemic. The reopening of our customer sites, the development of a robust COVID-19 product and service offering, and the Company's ongoing efforts to utilize and expand upon our portfolio of products and services to enable solutions for this evolving pandemic have helped the Company achieve record growth in both the three and six months ended December 31, 2020. COVID-19 product offerings favorably impacted both the three and six months ended December 31, 2020 by approximately 3% when compared to the prior year. We are currently unable to forecast future short-term impacts related to COVID-19 due to the ongoing and evolving nature of the pandemic, but anticipate a positive long-term outlook for sales growth resulting from expected future funding increases within life-science research in response to the current pandemic.

Adjusted EPS was favorably impacted by our COVID-19 product offerings due to increased sales volumes as described above. We anticipate the short- and long-term impacts of COVID-19 on adjusted EPS to be similar to that of sales growth.

The Company remains in a strong financial position with sufficient available cash as well as access to additional funding, if necessary, through our long-term debt agreement. We did not experience any material changes to our December 31, 2020 Balance Sheet resulting from COVID-19 for items such as additional reserves or asset impairments.

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

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2020 were $224.3 million and $428.5 million, respectively, an increase of 21% and 16% from the same prior year periods. Organic growth for the quarter and six months ended December 31, 2020 was 19% and 15%, respectively, compared to the same prior year periods. Foreign currency translation having a favorable impact of 2% for the quarter ended December 31, 2020 and a 1% favorable impact for the six months ended December 31, 2020 as compared to the same prior year periods. Acquisitions contributed an immaterial impact in both the three and six months ended December 31, 2020.

For the quarter and six months ended December 31, 2020 the Company experienced broad based revenue growth witch each major geography achieving double digit organic growth.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2020 were 67.3% and 67.4% respectively, compared to 65.6% and 65.1% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold, stock compensation expense, and amortization of intangibles, adjusted gross margins for the quarter and six months ended December 31, 2020 were 71.5% and 71.7% , respectively compared to 70.6% and 70.0% for the quarter and six months ended December 31, 2019, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins were positively impacted by volume  leverage as compared to the prior year.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Consolidated gross margin percentage	67.3%	65.6%	67.4%	65.1%
Identified adjustments:
Costs recognized upon sale of acquired inventory	-	-	-	-
Amortization of intangibles	3.9%	4.7%	4.0%	4.7%
Stock compensation expense - COGS	0.3%	0.3%	0.3%	0.2%
Non-GAAP adjusted gross margin percentage	71.5%	70.6%	71.7%	70.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $15.1 million (22%) and $18.7 million (14%) for the quarter and six months ended December 31, 2020, respectively, from the same prior year periods. Selling, general, and administrative expense for both the quarter and six months ended December 31, 2020 was impacted by additional stock compensation expense, increases in the number of employees to support sales growth, and additional investments made by the Company to further scale our businesses.

Research and Development Expenses

Research and development expenses were $16.8 million and $32.8 million for the quarter and six months ended December 31, 2020, respectively, compared to $16.4 million and $32.5 million for the comparative prior year periods. The expense remained relatively consistent across periods due to similar investments into new products and services made in each comparative period.

Segment Results

Protein Sciences

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales (in thousands)	$172,179	$141,517	$326,625	$282,512
Operating income margin percentage	46.6%	43.0%	46.1%	42.6%

Protein Science’s net sales for the quarter and six months ended December 31, 2020 were $172.2 million and $326.6 million, respectively, with reported growth of 22% and 16% compared to the same prior year periods. Organic growth for the quarter and six months ended December 31, 2020 was 19% and 14%, respectively, when compared to the prior year. Currency exchange had a favorable impact of 3% and 2% for the quarter and six months ended December 31, 2020, respectively, while acquisitions contributed an immaterial amount. Segment growth was broad-based across all regions and product categories for both the quarter and six months ended December 31, 2020.

The operating margin for the quarter and six months ended December 31, 2020 was 46.6% and 46.1%, respectively, compared to 43.0% and 42.6% for the same prior year periods. Operating income margin was positively impacted by volume leverage and cost management.

Diagnostics and Genomics

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales (in thousands)	$52,469	$43,846	$102,595	$86,397
Operating income margin percentage	15.5%	2.2%	16.4%	2.2%

Diagnostics and Genomics’ net sales for the quarter and six months ended December 31, 2020 were $52.5 million and $102.6 million, respectively, compared to $43.9 million and $86.4 million for the same prior year period. Organic growth for the quarter and six months ended December 31, 2020 was 19% and 18%, respectively, with currency exchange having a 1% impact on revenue in both periods. Segment growth was broad-based and especially strong in our RNAscope products for both the quarter and six months ended December 31, 2020.

The operating margin for the segment was 15.5% for the quarter and 16.4% for the six months ended December 31, 2020 compared to 2.2% in both comparative prior year periods. Operating income margin was favorably impacted in both comparative periods by volume leverage and cost management.

Income Taxes

Income taxes were at an effective rate of 18.1% and 16.9% of consolidated earnings for the quarter and six month period ended December 31, 2020, respectively, compared to 20.4% and 20.3% for the same prior year periods. The change in the Company’s tax rate for the quarter and six months ended December 31, 2020 was driven by the composition and amount of net income across periods and the impact of discrete tax items of $3.7 million and $7.8 million, respectively, compared to prior year discrete tax items of $5.4 million and $6.7 million as further discussed in Note 12.

The forecasted tax rate as of the second fiscal quarter of 2021 before discrete items is 25.1% compared to the prior year forecasted tax rate before discrete items of 26.2%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2021 to range from 24% to 28%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net earnings - GAAP attributable to Bio-Techne	$46,274	$119,622	$79,668	$134,018
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	11	-	11	-
Amortization of acquisition intangibles	14,994	15,108	30,495	30,008
Acquisition related expenses	4,514	(787)	4,746	617
Stock based compensation, inclusive of employer taxes	16,225	10,618	29,558	19,418
Restructuring costs	142	-	142	-
Realized (gain)loss on investments and other	(10,197)	(120,449)	(5,846)	(110,047)
Tax impact of above adjustments	(3,041)	24,132	(7,936)	17,151
Tax impact of discrete tax items(1)	(3,674)	(5,384)	(7,826)	(6,655)
Non-GAAP adjusted net earnings attributable to Bio-Techne	$65,248	$42,860	$123,012	$84,510
Non-GAAP adjusted net earnings growth attributable to Bio-Techne	52.2%	4.0%	45.6%	6.4%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter and six months ended December 31, 2020 and December 31, 2019.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Reported GAAP tax rate	20.4%	20.4%	20.3%	20.3%
Tax rate impact of:
Identified non-GAAP adjustments	(6.3)%	(2.1)%	(7.9)%	(2.4)%
Discrete tax items(1)	6.5%	3.6%	8.2%	4.0%
Non-GAAP adjusted tax rate	20.6%	21.9%	20.6%	21.9%

(1) The fiscal 2021 non-GAAP adjusted net earnings for the quarter ended December 31, 2020 has been normalized for the tax rate impact a return to historical growth patterns seen prior to the onset of the COVID-19 pandemic which occurred on a more condensed timeline than previously forecasted. Accordingly, the Company re-casted the first quarter results using the Company's effective tax rate for the first six months of fiscal 2021.

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended December 31, 2020 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $165.5 million and $117.4 million as of December 31, 2020, respectively, compared to $146.6 million and $124.3 million as of June 30, 2020. Included in available-for-sale-investments was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) which was $94.2 million as of December 31, 2020 and $87.8 million as of June 30, 2020.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has remaining potential contingent consideration payments of up to $47 million and $38 million relating to the Quad, and B-MoGen acquisitions as of December 31, 2020. The fair value of the remaining payments is $10.6 million as of December 31, 2020.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $155.3 million from operating activities in the six months ended December 31, 2020 compared to $111.0 million in the six months ended December 31, 2019. The increase from the prior year was primarily due to changes in net earnings and the fair value adjustment on available for sale investments.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. The Company received $43.1 million from the maturities of certificates of deposit compared to $18.0 million from proceeds from the maturity of certificates of deposit in the six months ended December 31, 2019. Additionally, the Company received $50.4 million relating to the selling a portion of our CCXI shares during the six months ended December 31, 2019. The Company made cash payments of $9.8 million net of cash acquired for the Eminence acquisition in the first half of fiscal 2021 and did not make any cash payments for acquisitions during the prior year period.

Capital expenditures for fixed assets for the six months ended December 31, 2020 and December 31, 2019 were $22.4 million and $25.1 million, respectively. Capital expenditures for the remainder of fiscal 2021 are expected to be approximately $20 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the six months ended December 31, 2020 and December 31, 2019, the Company paid cash dividends of $24.7 million and $24.4 million, respectively, to all common shareholders. On February 2, 2021, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.4 million, will be payable February 26, 2021 to all common shareholders of record on February 12, 2021.

Cash of $32.3 million and $27.2 million was received during the six months ended December 31, 2020 and 2019, respectively, from the exercise of stock options.

During the six months ended December 31, 2020, the Company made payments of $125.3 million towards the balance of its line-of-credit facility and term loan. During the six months ended December 31, 2019 the Company made payments of $122.3 million towards the balance of its line-of-credit facility and term loan.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the contingent consideration associated with the Quad and B-MoGen and acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter or six months ended December 31, 2020.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2020 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or six months ended December 31, 2020 that would require disclosure nor have there been any material changes to the Company's policies.

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

The Company’s non-GAAP adjusted net earnings also excludes, in total and on a per share basis, stock-based compensation expense, which is inclusive of the employer portion of payroll taxes on those stock awards, restructuring, impairments of equity method investments, gain and losses from investments, and certain adjustments to income tax expense. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. Impairments of equity investments are excluded as they are not part of our day-to-day operating decisions. Additionally, gains and losses from other investments that are either isolated or cannot be expected to occur again with any predictability are excluded. Costs related to restructuring activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. For the Eminence acquisition, amortization expense and costs of acquired inventory were adjusted in the net earnings calculation based on the Company’s ownership percentage to calculate the adjusted net earnings per share attributable to Bio-Techne. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

The Company periodically reassesses the components of our non-GAAP adjustments for changes in how we evaluate our performance, changes in how we make financial and operational decisions, and considers the use of these measures by our competitors and peers to ensure the adjustments are still relevant and meaningful.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic conditions, customer site closures or supply chain issues resulting from the COVID-19 pandemic, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2020 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $94.2 million. As of December 31 2020, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $9.4 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended December 31, 2020, approximately 33% of consolidated net sales were made in foreign currencies, including 14% in euros, 5% in British pound sterling, 7% in Chinese yuan and the remaining 7% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Euro	$1.19	$1.11	$1.19	$1.11
British pound sterling	1.32	1.30	1.32	1.26
Chinese yuan	0.15	0.14	0.15	0.14
Canadian dollar	0.76	0.76	0.76	0.76

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2020 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$4,505
Decrease in translation of net assets of foreign subsidiaries	52,312
Additional transaction losses	871

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

As previously announced, we acquired 47.6% of the outstanding equity interest in Eminence on October 20, 2020 and are accounting for the investment in accordance with ASC 805 Business Combinations as disclosed in Note 4. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this entity.

Other than the acquisition discussed above, there were no changes in the Company's internal control over financial reporting during the second quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 8, 2021, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and six months ended December 31, 2020, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the six months ended December 31, 2020.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: February 8, 2021	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 8, 2021	/s/ James Hippel
James Hippel
Principal Financial Officer