Form 10-Q
period 2021-03-31
BIO-TECHNE Corp
filed 2021-05-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021, or

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

At May 3rd, 2021, 38,891,663 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$243,552	$194,680	$672,004	$562,857
Cost of sales	75,278	64,617	215,098	192,977
Gross margin	168,274	130,063	456,906	369,880
Operating expenses:
Selling, general and administrative	82,596	66,318	238,310	203,358
Research and development	17,052	15,954	49,882	48,413
Total operating expenses	99,648	82,272	288,192	251,771
Operating income	68,626	47,791	168,714	118,109
Other (expense) income	(23,272)	(970)	(27,652)	96,843
Earnings before income taxes	45,354	46,821	141,062	214,952
Income taxes	(48)	10,389	16,121	44,501
Net earnings, including noncontrolling interest	45,402	36,432	124,941	170,451
Net earnings (loss) attributable to noncontrolling interest	(380)	-	(509)	-
Net earnings attributable to Bio-Techne	$45,782	$36,432	$125,450	$170,451
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,142)	(19,403)	27,700	(15,138)
Derivative instruments - cash flow hedges	1,288	(5,702)	5,490	(4,798)
Other comprehensive income (loss)	146	(25,105)	33,190	(19,936)
Other comprehensive income (loss) attributable to noncontrolling interest	(69)	-	14	-
Other comprehensive income attributable to Bio-Techne	215	(25,105)	33,176	(19,936)
Comprehensive income attributable to Bio-Techne	$45,997	$11,327	$158,626	$150,515
Earnings per share attributable to Bio-Techne:
Basic	$1.18	$0.95	$3.24	$4.46
Diluted	$1.12	$0.92	$3.11	$4.33

Weighted average common shares outstanding:
Basic	38,856	38,303	38,693	38,167
Diluted	40,676	39,435	40,305	39,354

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31, 2021 (unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$186,136	$146,625
Short-term available-for-sale investments	90,108	124,268
Accounts receivable, net of $1,428 and $775 of reserves, respectively	157,790	122,534
Inventories	109,990	103,152
Other current assets	22,582	24,341
Total current assets	566,606	520,920

Property and equipment, net	198,975	176,829
Right of use asset	71,830	71,465
Goodwill	746,460	728,308
Intangible assets, net	489,178	516,545
Other assets	11,593	13,522
Total assets	$2,084,642	$2,027,589
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$25,842	$23,090
Salaries, wages and related accruals	43,268	31,087
Accrued expenses	15,689	9,093
Contract liabilities	18,714	13,049
Income taxes payable	3,562	2,376
Operating lease liabilities - current	10,414	9,535
Contingent consideration payable	5,070	5,938
Current portion of long-term debt obligations	12,500	12,500
Other current liabilities	2,581	-
Total current liabilities	137,640	106,668

Deferred income taxes	98,401	101,090
Long-term debt obligations	202,931	344,243
Long-term contingent consideration payable	7,100	199
Operating lease liabilities	66,816	67,248
Other long-term liabilities	23,812	26,949
Bio-Techne's shareholders' equity:

Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 38,854,000 and 38,453,046, respectively	389	385
Additional paid-in capital	514,299	420,536
Retained earnings	1,088,788	1,057,470
Accumulated other comprehensive loss	(64,023)	(97,199)
Total Bio-Techne shareholders' equity	1,539,453	1,381,192
Noncontrolling interest	8,489	-
Total shareholders’ equity	1,547,942	1,381,192
Total liabilities and shareholders’ equity	$2,084,642	$2,027,589

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$124,941	$170,451
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,075	61,746
Costs recognized on sale of acquired inventory	91	-
Deferred income taxes	(6,023)	8,641
Stock-based compensation expense	39,174	26,350
Contingent consideration payments	(155)
Fair value adjustment to contingent consideration payable	6,188	(605)
Fair value adjustment on available for sale investments	10,234	(111,267)
Leases, net	83	191
Other operating activity	(608)	(865)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(32,710)	2,692
Inventories	(4,115)	(10,009)
Other current assets	414	(1,995)
Trade accounts payable, accrued expenses, contract liabilities, and other	12,198	10,031
Salaries, wages and related accruals	13,829	(5,090)
Income taxes payable	3,528	10,155
Net cash provided by operating activities	230,144	160,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturities of available-for-sale investments	66,377	122,667
Purchases of available-for-sale investments	(39,684)	(50,728)
Additions to property and equipment	(32,985)	(34,371)
Investment in unconsolidated entity	(556)	-
Acquisitions, net of cash acquired	(9,765)	-
Net cash provided by (used in) investing activities	(16,613)	37,568

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(37,174)	(36,644)
Proceeds from stock option exercises	54,992	38,490
Re-purchase of common stock	(43,178)	(50,112)
Proceeds from long-term debt	-	40,000
Repayments of long-term debt	(141,375)	(125,375)
Other financing activity	(13,504)	(5,441)
Net cash provided by (used in) financing activities	(180,239)	(139,082)

Effect of exchange rate changes on cash and cash equivalents	6,219	(3,582)
Net increase (decrease) in cash and cash equivalents	39,511	55,330
Cash and cash equivalents at beginning of period	146,625	100,886
Cash and cash equivalents at end of period	$186,136	$156,216

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,957	$24,851
Cash paid for interest	$10,729	$14,196

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

During the nine months ended March 31, 2021, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2020.

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

Pronouncements Issued But Not Yet Adopted

In  March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including LIBOR which is being phased out in 2021, to a new reference rate. The provisions of the ASUs would impact contract modifications and other changes that occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within these ASUs and is also reviewing its debt and derivative instrument that utilizes LIBOR as the reference rate. The Company will continue to evaluate and monitor developments and our assessment of ASU 2020-04 and ASU 2021-01 during the LIBOR transition period.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of March 31, 2021.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of March 31, 2021 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of  March 31, 2021 and June 30, 2020 were approximately $19.7 million and $14.2 million, respectively. Contract liabilities as of June 30, 2020 subsequently recognized as revenue during the quarter and nine month period ended March 31, 2021 were approximately $1.6 million and $9.7 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Consumables	$198,818	$161,958	$542,909	$462,660
Instruments	24,748	16,405	70,849	53,381
Services	14,503	11,426	45,142	32,917
Total product and services revenue, net	$238,069	$189,789	$658,900	$548,958
Royalty revenues	5,483	4,891	13,104	13,899
Total revenues, net	$243,552	$194,680	$672,004	$562,857

Revenue by geography is as follows:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
United States	$131,586	$109,797	$359,586	$311,815
EMEA, excluding United Kingdom	54,552	39,108	147,622	115,993
United Kingdom	11,213	9,166	29,599	24,619
APAC, excluding Greater China	19,002	17,193	52,744	46,982
Greater China	20,467	13,781	63,685	49,655
Rest of World	6,732	5,635	18,768	13,793
Total revenues, net	$243,552	$194,680	$672,004	$562,857

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2021	2020
Raw materials	$51,664	$51,530
Finished goods(1)	63,370	56,268
Inventories, net	$115,034	$107,798

(1) Finished goods inventory of $5,044 and $4,646 included within other long-term assets in the respective March 31, 2021 and June 30, 2020, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2021	2020
Land	$8,596	$8,516
Buildings and improvements	189,443	184,430
Machinery and equipment	187,855	153,704
Property and equipment, cost	385,894	346,650
Accumulated depreciation and amortization	(186,919)	(169,821)
Property and equipment, net	$198,975	$176,829

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2021	2020
Developed technology	$444,664	$434,653
Trade names	145,421	146,713
Customer relationships	219,575	211,750
Patents and other intangibles(1)	8,158	2,475
Intangible assets	817,818	795,591
Accumulated amortization	(328,640)	(279,046)
Intangible assets, net	$489,178	$516,545

(1)

Increase in patents and other intangible assets is primarily due to $5.0 million recognized in intangible assets in the first quarter of fiscal 2021 for certain third party patented technology acquired. $4.0 million of the third party patented technology acquired was a non-cash activity within the condensed consolidated statement of cash flows as a cash payment was not made within the nine months ended March 31, 2021.

Changes to the carrying amount of net intangible assets for the quarter ended March 31, 2021 consist of (in thousands):

Beginning balance	$516,545
Acquisitions	8,917
Other additions	5,750
Amortization expense	(46,237)
Currency translation	4,203
Ending balance	$489,178

The estimated future amortization expense for intangible assets as of March 31, 2021 is as follows (in thousands):

2021 remainder	$15,060
2022	59,539
2023	57,647
2024	55,016
2025	51,959
Thereafter	249,957
Total	$489,178

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended March 31, 2021 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$373,081	$355,229	$728,310
Acquisitions	7,848	-	7,848
Currency translation	10,186	116	10,302
Ending balance	$391,115	$355,345	$746,460

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2020. No indicators of impairment were identified as part of our assessment.

No triggering events were identified during the quarter ended March 31, 2021. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

Eminence Biotechnology

On October 20, 2020, the Company acquired 47.6% of the outstanding equity shares of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) for approximately $9.8 million, net of cash acquired. The fair value of the noncontrolling interest of $9.0 million included in the consolidated balance sheet was a non-cash activity within the statement of cash flows. Eminence is considered a variable interest entity as it is an early stage biotechnology company that will require additional funding through a subsequent equity investment, which will be used to fund Eminence’s expansion and GMP manufacturing capabilities within China. Both at the initial time of our investment and at March 31, 2021, the Company expects to participate in one or more rounds of additional equity funding, with a total additional investment in the range of $6 million to $12 million which will likely result in an increase in the Company’s ownership percentage of Eminence. The Company was considered the primary beneficiary at the time of initial acquisition given the Company was the largest shareholder coupled with its ability to exercise significant influence over the entity. As of March 31, 2021, the Company’s investment at risk is limited to the initial investment of $9.8 million, net of cash acquired and an additional $0.8 million loan made from the Company to Eminence in the third fiscal quarter of 2021. The Company’s investment at risk is expected to increase in subsequent periods given the additional financing expected to be provided as further discussed above.

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

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize our purchasing accounting by the end of fiscal year 2021 when we have finalized our intangible assets valuations and income tax assessment of acquired net operating losses (NOLs). Amounts for intangible assets, deferred tax liabilities, acquired NOLs, and goodwill remain subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed and the updated preliminary amounts as of March 31, 2021 are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Adjusted Preliminary Allocation at March 31, 2021
Current assets, net of cash	$3,145	$-	$3,145
Equipment and other long-term assets	1,639	-	1,639
Intangible assets:
Developed technology	6,778	-	6,778
Customer relationships	2,133	-	2,133
Goodwill	8,811	(963)	7,848
Total assets acquired	22,506	(963)	21,543
Liabilities	1,436	-	1,436
Deferred income taxes, net	2,320	(963)	1,357
Net assets acquired	$18,750	$-	$18,750

Cash paid, net of cash acquired	$9,765	$-	$9,765
Fair value of noncontrolling interest in Eminence	8,985	-	8,985
Net assets acquired	$18,750	$-	$18,750

As summarized in the table, there were adjustments totaling $1.0 million to goodwill during the measurement period. These adjustments relate to refinements within our deferred tax amounts based on factors existing on the acquisition date.

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's preliminary assessment. The purchase price allocated to developed technology and customer relationships was based on management's preliminary forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 13 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 10 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	March 31, 2021	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$77,608	$71,104	$6,504	$-
Certificates of deposit (2)	12,500	12,500	-	-
Total assets	$90,108	$83,604	$6504	$-

Liabilities
Contingent consideration	$12,170	$-	$-	$12,170
Derivative instruments - cash flow hedges	10,281	-	10,281	-
Total liabilities	$22,451	$-	$10,281	$12,170

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2020	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$87,842	$79,846	$7,996	$-
Certificates of deposit (2)	36,426	36,426	-	-
Total assets	$124,268	$116,272	$7,996	$-

Liabilities
Contingent consideration	$6,137	$-	$-	$6,137
Derivative instruments - cash flow hedges	17,331	-	17,331	-
Total liabilities	$23,468	$-	$17,331	$6,137

(1)

Included in available-for-sale investments on the balance sheet.   The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) at March 31, 2021 was $6.6 million and on June 30, 2020 it was $6.6 million. The Company has a warrant to purchase additional CCXI equity shares which was valued at $6.5 million and $8.0 million as of March 31, 2021 and  June 30 2020, respectively.

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

Fair value measurements of derivative instruments

In  October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on an initial $380 million of notional principal amount. The notional amount decreased by $100 million in  October 2020 and will further decrease by $80 million in  October 2021 and $200 million in  October 2022. In  June 2020, the Company de-designated $80 million of the notional amount set to expire in  October 2020. The net loss associated with the June 2020 de-designated portion of the derivative instrument was not reclassified into earnings based on the amount of probable variable interest payments to occur within a two month time period of the forecasted hedged transaction. In December 2020, the Company de-designated an additional $80 million of notional amount set to expire in October 2021. The fair value of the portion of the de-designated derivative was $1.4 million as of March 31, 2021. The Company recognized a loss in other non-operating income on a portion of the de-designated derivative as it was considered probable that a portion of the variable interest debt payments related to the derivative would not occur. The remaining variable interest payments for the portion of the de-designated derivative are considered probable of occurring and therefore remain in accumulated other comprehensive income as of March 31, 2021.

Changes in the fair value of the designated hedged instrument are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $6.7 million to interest expense, $0.5 million to non-operating income for the portion of de-designated variable payments considered probable to not occur, and related tax benefits of $1.7 million during the nine months ended March 31, 2021. The Company reclassified $2.1 million to interest expense and a related tax benefit of $0.5 million during the nine months ended March 31, 2020. The liability related to the derivative instrument was recorded within other current and long-term liabilities on the consolidated balance sheet. The instrument was valued using observable market inputs in active markets and therefore classified as a Level 2 liability.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine months ended March 31, 2021 (in thousands):

	Quarter Ended	Nine Months Ended
	March 31, 2021	March 31, 2021
Fair value at the beginning of period	$10,582	$6,137
Change in fair value of contingent consideration	1,588	6,188
Payments	-	(155)
Fair value at the end of period	$12,170	$12,170

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2021, the outstanding balance under the Credit Agreement was $215.6 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the nine months ended March 31, 2021, the Company recognized $2.4 million in variable lease expense and $9.9 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of: March 31, 2021
Operating leases:
Operating lease right of use assets	Right of Use Asset	$71,830

Current operating lease liabilities	Operating lease liabilities current	$10,414
Noncurrent operating lease liabilities	Operating lease liabilities	66,816
Total operating lease liabilities		$77,230

Weighted average remaining lease term (in years):		8.35

Weighted average discount rate:		4.15%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the nine months ended (in thousands):

Nine months ended March 31, 2021
Cash amounts paid on operating lease liabilities	$9,898

Right of use assets obtained in exchange for lease liabilities	7,793

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating Leases
Remainder of 2021	$4,498
2022	13,081
2023	12,138
2024	11,202
2025	10,278
Thereafter	41,544
Total	$92,741
Less: Amounts representing interest	15,511
Total Lease obligations	$77,230

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 and $ 0.96 in both the three and nine months ended March 31, 2021 and 2020, respectively.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2020	38,453	$385	$420,536	$1,057,470	$(97,199)	$-	$1,381,192
Cumulative effect adjustments due to adoption of new accounting standards				(276)			(276)
Net earnings				33,395			33,395
Other comprehensive income					14,057		14,057
Common stock issued for exercise of options	117	1	13,727				13,728
Common stock issued for restricted stock awards	25	0	(0)	(4,890)			(4,890)
Cash dividends				(12,336)			(12,336)
Stock-based compensation expense			12,667				12,667
Common stock issued to employee stock purchase plan	6	0	1,463				1,463
Employee stock purchase plan expense			286				286
Balances at September 30, 2020	38,601	$386	$448,679	$1,073,362	$(83,142)	$-	$1,439,285
Non-controlling interest in Eminence						8,985	8,985
Net earnings				46,274		(130)	46,144
Other comprehensive income					18,904	83	18,987
Common stock issued for exercise of options	161	2	16,748	(2,482)			14,268
Common stock issued for restricted stock awards	3	0	(0)	0			0
Cash dividends				(12,392)			(12,392)
Stock-based compensation expense			15,471				15,471
Employee stock purchase plan expense			106				106
Balances at December 31, 2020	38,765	$388	$481,004	$1,104,762	$(64,238)	$8,938	$1,530,854
Net earnings				45,782		(380)	45,402
Other comprehensive income					215	(69)	146
Share repurchases	(120)	(1)		(43,177)			(43,178)
Common stock issued for exercise of options	195	2	21,324	(4,332)			16,994
Common stock issued for restricted stock awards	10	0	(0)	(1,801)			(1,801)
Cash dividends				(12,446)			(12,446)
Stock-based compensation expense			10,232				10,232
Common Stock issued to employee stock purchase plan	4	0	1,328				1,328
Employee stock purchase plan expense			411				411
Balances at March 31, 2021	38,854	$389	$514,299	$1,088,788	$(64,023)	$8,489	$1,547,942

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2019	37,934	$379	$316,797	$931,934	$(83,521)	$1,165,589
Cumulative effect adjustments due to adoption of new accounting standards and other				(879)		(879)
Net earnings				14,398		14,398
Other comprehensive loss					(8,106)	(8,106)
Common stock issued for exercise of options	94	1	7,854			7,855
Common stock issued for restricted stock awards	50	0	(0)	(1,926)		(1,926)
Cash dividends				(12,169)		(12,169)
Stock-based compensation expense			8,267			8,267
Common stock issued to employee stock purchase plan	6	0	1,096			1,096
Employee stock purchase plan expense			99			99
Balances at September 30, 2019	38,084	$381	$334,112	$931,358	$(91,627)	$1,174,224
Net earnings				119,622		119,622
Other comprehensive loss					13,275	13,275
Common stock issued for exercise of options	195	2	18,293			18,295
Common stock issued for restricted stock awards	4	0	(0)			0
Cash dividends				(12,197)		(12,197)
Stock-based compensation expense			10,017			10,017
Common stock issued to employee stock purchase plan
Employee stock purchase plan expense			112			112
Balances at December 31, 2019	38,283	$383	$362,534	$1,038,783	$(78,352)	$1,323,348
Net earnings				36,432		36,432
Other comprehensive income (loss)					(25,105)	(25,105)
Share Repurchases	(279)	(3)	0	(50,109)		(50,112)
Common stock issued for exercise of options	100	1	10,026			10,027
Common stock issued for restricted stock awards	1	0	(0)	(114)		(114)
Cash dividends				(12,279)		(12,279)
Stock-based compensation expense			7,745			7,745
Common stock issued to employee stock purchase plan	8	0	1,216			1,216
Employee stock purchase plan expense			110			110
Balances at March 31, 2020	38,112	$381	$381,632	$1,012,713	$(103,458)	$1,291,268

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified $5.5 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2021. The Company reclassified $1.6 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2020.

The accumulated balances related to each component of other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows:

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2020 attributable to Bio-Techne	$(13,253)	$(83,946)	$(97,199)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	(13)	27,686	27,673
Reclassification from loss on derivatives to earnings, net of taxes, attributable to Bio-Techne(1)	5,503	-	5,503
Balance as of March 31, 2021 attributable to Bio-Techne(3)	$(7,763)	$(56,260)	$(64,023)

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2019 attributable to Bio-Techne	$(9,537)	$(73,983)	$(83,521)
Other comprehensive income (loss), net of tax before reclassifications, attributable to Bio-Techne	(6,413)	(15,138)	(21,551)
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(2)	1,614	-	1,614
Balance as of March 31, 2020 attributable to Bio-Techne(3)	$(14,336)	$(89,121)	$(103,458)

(1) Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $6,662 to interest expense and $512 to non-operating income relating to variable interest payments that were probable not to occur as further discussed in Note 5 in the nine months ended March 31, 2021. The Company also recorded a related tax benefit of $1,670 during the nine months ended March 31, 2021.

(2) The Company reclassified ($2,102) to interest expense and a related tax benefit tax of $488 during the nine months ended  March 31, 2020.

(3) The Company had deferred tax benefits of $2,394 and $4,390 included in the accumulated other comprehensive income loss as of March 31, 2021 and  March 31, 2020, respectively.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Earnings per share – basic:
Net earnings, including noncontrolling interest	$45,402	$36,432	$124,941	$170,451
Less net earnings (loss) attributable to noncontrolling interest	(380)	-	(509)	-
Net earnings attributable to Bio-Techne	$45,782	$36,432	$125,450	$170,451
Income allocated to participating securities	(27)	(26)	(77)	(126)
Income available to common shareholders	$45,755	$36,406	$125,373	$170,325
Weighted-average shares outstanding – basic	38,856	38,303	38,693	38,167
Earnings per share – basic	$1.18	$0.95	$3.24	$4.46

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$45,402	$36,432	$124,941	$170,451
Less net earnings (loss) attributable to noncontrolling interest	(380)	-	(509)	-
Net earnings attributable to Bio-Techne	$45,782	$36,432	$125,450	$170,451
Income allocated to participating securities	(27)	(26)	(77)	(126)
Income available to common shareholders	$45,755	$36,406	$125,373	$170,325
Weighted-average shares outstanding – basic	38,856	38,303	38,693	38,167
Dilutive effect of stock options and restricted stock units	1,820	1,132	1,612	1,187
Weighted-average common shares outstanding – diluted	40,676	39,435	40,305	39,354
Earnings per share – diluted	$1.12	$0.92	$3.11	$4.33

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.8 million and 1.1 million for the quarter ended March 31, 2021 and 2020, respectively and 1.6 million and 1.2 million for the nine months ended March 31, 2021 and 2020 respectively.

Note 10. Share-based Compensation:

During the nine months ended March 31, 2021 and 2020, the Company granted 0.7 million and 0.8 million stock options at weighted average grant prices of $269.64 and $190.80 and weighted average fair values of $57.50 and $37.01, respectively. During the nine months ended March 31, 2021 and 2020, the Company granted 23,367 and 30,858 restricted stock units at a weighted average fair value of $269.87 and $192.08, respectively. During the nine months ended March 31, 2021 and 2020, the Company granted 11,803 and 15,398 shares of restricted common stock shares at a weighted average fair value of $264.73 and $193.48.

Stock options for 505,137 and 398,320 shares of common stock with total intrinsic values of $108.0 million and $48.6 million were exercised during the nine months ended March 31, 2021 and 2020, respectively.

Stock-based compensation expense, inclusive of employer payroll tax, of $11.1 million and $7.6 million was included in selling, general and administrative expenses for the quarter ended March 31, 2021 and 2020, respectively. Stock-based compensation expense, inclusive of employer payroll tax, of $36.0 million and $26.1 million was included in selling, general, and administrative expenses for the nine months ended March 31, 2021 and 2020, respectively. Additionally, the company recognized $0.4 million and $1.5 million in cost of goods sold in the quarter and nine months ended March 31, 2021 respectively. As of March 31, 2021, there was $35.4 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.0 years.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended		Nine Months
	March 31,		March 31,
	2021	2020	2021	2020
Interest expense	(2,660)	$(4,486)	(10,661)	$(14,580)
Interest income	114	144	306	486
Other non-operating income (expense), net(1)	(20,726)	3,372	(17,297)	110,937
Total other income (expense)	(23,272)	$(970)	(27,652)	$96,843

(1) The changes in other non-operating income (expense) were driven by changes in the fair value of our CCXI investment as further described in Note 5 above.

Note 12. Income Taxes:

The Company’s effective income tax rate for the third quarter of fiscal 2021 and 2020 was (0.1)% and 22.2% of consolidated earnings before income taxes, and 11.4% and 20.7% for the first nine months of fiscal 2021 and 2020, respectively. The change in the company’s tax rate for the quarter and nine months ended March 31, 2021 compared to the quarter and nine months ended March 31, 2020 were driven by changes in discrete tax items and changes in the composition and amount of the Company’s taxable income.

The Company recognized total net benefits related to discrete tax items of $11.6 million and $19.5 million during the quarter and nine months ended March 31, 2021, respectively, compared to $1.4 million and $8.1 million during the quarter and nine months ended March 31, 2020, respectively. Share-based compensation excess tax benefit contributed $11.7 million and $19.7 million in the quarter and nine months ended March 31, 2021, respectively, compared to $1.5 million and $8.5 million in the quarter and nine months, ended March 31, 2020, respectively. The Company recognized total other immaterial net discrete tax expense of $0.1 million and $0.2 million in the quarter and nine months ended March 31, 2021, respectively, compared to other net discrete tax expenses of $0.1 million and $0.4 million in the quarter and nine months ended March 31, 2020, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales:
Protein Sciences	$185,623	$145,509	$512,248	$428,021
Diagnostics and Genomics	58,093	49,411	160,687	135,808
Intersegment	(164)	(240)	(931)	(972)
Consolidated net sales	$243,552	$194,680	$672,004	$562,857
Operating income:
Protein Sciences	$88,392	$65,046	$238,991	$185,456
Diagnostics and Genomics	10,417	7,062	27,197	8,937
Segment operating income	$98,809	$72,108	$266,188	$194,393
Costs recognized on sale of acquired inventory	(68)	-	(91)	-
Amortization of acquisition related intangible assets	(15,222)	(15,459)	(45,750)	(45,467)
Acquisition related expenses	(1,731)	322	(6,289)	(107)
Stock based compensation, inclusive of employer taxes	(11,968)	(8,088)	(41,525)	(27,505)
Restructure costs	-	-	(142)	-
Corporate general, selling, and administrative expenses	(1,194)	(1,092)	(3,677)	(3,205)
Consolidated operating income	$68,626	$47,791	$168,714	$118,109

Note 14. Subsequent Events:

On April 6, 2021, the Company acquired Asuragen, Inc. for approximately $215 million, plus contingent consideration of up to $105 million upon the achievement of certain future milestones.

On April 2, 2021, the Company invested approximately $6 million of additional funding into Eminence, increasing our percentage of outstanding equity shares to 57.42%.

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

Consistent with the above, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment - during fiscal year 2021. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate(IntelliScore) test for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company obtained a controlling interest in Eminence as disclosed in Note 4 during the nine months ended March 31, 2021. Refer to the prior year Annual Report on form 10-K for additional disclosure regarding the Company's recent acquisitions.

On April 6, 2021, the Company acquired Asuragen, Inc. for approximately $215 million, plus contingent consideration of up to $105 million upon the achievement of certain future milestones.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 25% and 19% for the quarter and nine months ended March 31, 2021 compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2021 was 22% and 17%, respectively, compared to the same prior year periods. Foreign currency translation having a favorable impact of 3% for the quarter ended March 31, 2021 and a 2% favorable impact for the nine months ended March 31, 2021 as compared to the same prior year periods. Acquisitions contributed an immaterial amount in both the three and nine months ended March 31, 2021.

Consolidated net earnings attributable to Bio-Techne was $45.8 million and $125.5 million for the quarter and nine months ended March 31, 2021, respectively, as compared to $36.4 million and $170.5 million in the same prior year periods. The increase in net earnings attributable to Bio-Techne for the quarter ended March 31, 2021 is primarily due to an increase in net sales and operating margin expansion, as a result of volume leverage and cost management. The decrease in net earnings attributable to Bio-Techne for the nine months ended March 31, 2021 is driven by non-recurring gains from our CCXI investment during the nine month period ended March 31, 2020 as further described in Note 5.

COVID-19 Business Update

During the last several weeks of the quarter ended March 31, 2020, we experienced numerous customer site shutdowns due to the onset of the COVID-19 pandemic, which negatively impacted sales growth by approximately 3%. During the first nine months of fiscal year 2021, we experienced a significant increase in the number of customer sites that were either fully or partially opened when compared to the onset of the COVID-19 pandemic. The reopening of our customer sites, the development of a robust COVID-19 product and service offering, and the Company's ongoing efforts to utilize and expand upon our portfolio of products and services to enable solutions for this evolving pandemic have helped the Company achieve record growth in both the three and nine months ended March 31, 2021. COVID-19 product offerings favorably impacted the three and nine months ended March 31, 2021 by approximately 3% and 4%, respectively.  We are currently unable to forecast future short-term impacts related to COVID-19 due to the ongoing and evolving nature of the pandemic, but anticipate a positive long-term outlook for sales growth resulting from expected future funding increases within life science research in response to the current pandemic.

Adjusted EPS for the quarter and nine months ended March 31, 2021 was favorably impacted by our COVID-19 product offerings due to increased sales volumes as described above. The adjusted EPS in the prior year comparative periods was negatively impacted by a reduction in sales volume due to the customer site shutdowns experienced. We anticipate the short- and long-term impacts of COVID-19 on adjusted EPS to be similar to that of sales growth.

The Company remains in a strong financial position with sufficient available cash as well as access to additional funding, if necessary, through our long-term debt agreement. We did not experience any material changes to our March 31, 2021 Balance Sheet resulting from COVID-19 for items such as additional reserves or asset impairments.

The Company remains fully operational as we abide by local COVID-19 safety regulations across the world. To achieve this, certain employees are currently working remotely and the Company has adopted protective measures for our employees on site, including staggered shifts, social distancing and hygiene best practices recommended by the Centers for Disease Control (CDC). Additionally, we are educating employees on the importance of vaccination, offering paid time off to be vaccinated and cope with any health effects, sponsoring on-site vaccine clinics in key locations, and are beginning to plan for our employees working remotely to return to site in various locations as vaccinations become more widely available. In addition to our safety measures implemented, the Company has also taken additional steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2021 were $243.6 million and $672.0 million, respectively, an increase of 25% and 19% from the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2021 was 22% and 17%, respectively, compared to the same prior year periods. Foreign currency translation having a favorable impact of 3% for the quarter ended March 31, 2021 and a 2% favorable impact for the nine months ended March 31, 2021 as compared to the same prior year periods. Acquisitions contributed an immaterial amount in the three months and nine months ended March 31, 2021. For the quarter and nine months ended March 31, 2021 the Company experienced broad based revenue growth with each major region achieving double digit organic growth.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2021 were 69.1% and 68.0% respectively, compared to 66.8% and 65.7% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of acquired inventory sold, stock compensation expense, and amortization of intangibles, adjusted gross margins quarter and nine months ended March 31, 2021 were 72.9% and 72.1% , respectively compared to 71.5% and 70.6% for the quarter and nine months ended March 31, 2020, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins were positively impacted by volume leverage as compared to the prior year.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Consolidated gross margin percentage	69.1%	66.8%	68.0%	65.7%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.0%	-	0.0%	-
Amortization of intangibles	3.6%	4.5%	3.9%	4.7%
Stock compensation expense - COGS	0.2%	0.2%	0.2%	0.2%
Non-GAAP adjusted gross margin percentage	72.9%	71.5%	72.1%	70.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.3 million (25%) and $35.0 million (17%) for the quarter and nine months ended March 31, 2021, respectively, from the same prior year periods. Selling, general, and administrative expense for both the quarter and nine months ended March 31, 2021 was impacted by additional stock compensation expense and increases in the number of employees to support sales growth.

Research and Development Expenses

Research and development expenses were $17.1 million and $49.9 million for the quarter and nine months ended March 31, 2021, respectively, compared to $16.0 million and $48.4 million for the comparative prior year periods. The expense remained relatively consistent across periods due to similar investments into new products and services made in each comparative period.

Segment Results

Protein Sciences

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales (in thousands)	$185,623	$145,509	$512,248	$428,021
Operating income margin percentage	47.6%	44.7%	46.7%	43.3%

Protein Science’s net sales for the quarter and nine months ended March 31, 2021 were $185.6 million and $512.2 million, respectively, with reported growth of 28% and 20% compared to the same prior year periods. Organic growth for the quarter and nine months ended March 31, 2021 were 24% and 17%, respectively, with acquisitions contributing an immaterial amount and currency exchange having a favorable impact of 4% and 3% respectively. Segment growth was broad-based across all regions and product categories for both the quarter and nine months ended March 31,2021.

The operating margin for the quarter and nine months ended March 31, 2021 were 47.6% and 46.7%, respectively, compared to 44.7% and 43.3% for the same prior year periods. Operating income margin was positively impacted by volume leverage and cost management.

Diagnostics and Genomics

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales (in thousands)	$58,093	$49,411	$160,687	$135,808
Operating income margin percentage	17.9%	14.3%	16.9%	6.6%

Diagnostics and Genomics’ net sales for the quarter and nine months ended March 31, 2021 were $58.1 million and $160.7 million, respectively, compared to $49.4 million and $135.8 million for the same prior year period. Organic growth for both the quarter and nine months ended March 31, 2021 was 17%, with currency exchange having a 1% impact in both periods. Segment growth was broad-based and especially strong in our RNAscope products for both the quarter and nine months ended March 31, 2021.

The operating margin for the segment was 17.9% and 16.9% for the quarter and nine months ended March 31, 2021, respectively, compared to 14.3% and 6.6%, respectively, for the quarter and nine months ended March 31, 2020. Operating income margin was positively impacted by volume leverage and cost management.

Income Taxes

Income taxes were at an effective rate of (0.1)% and 11.4% of consolidated earnings for the quarter and nine month period ended March 31, 2021, respectively, compared to 22.2% and 20.7% for the same prior year periods. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2021 was driven by the composition and amount of net income across periods and the impact of discrete tax items of $11.6 million and $19.5 million, respectively, compared to prior year net discrete tax benefits of $1.4 million and $8.1 million as further discussed in Note 12.

The annual forecasted tax rate as of the third fiscal quarter of 2021 before discrete items is 25.2% compared to the prior year forecasted tax rate before discrete items of 26.2%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2021 to range from 24% to 28%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net earnings before taxes - GAAP	$45,354	$46,821	$141,062	$214,952
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	68	-	91	-
Amortization of intangibles	15,222	15,459	45,750	45,467
Acquisition related expenses	1,825	(228)	6,571	389
Stock-based compensation, inclusive of employer taxes	11,968	8,088	41,525	27,505
Restructuring costs	-	87	142	87
(Gain) loss on investments and Other	16,590	(410)	10,232	(110,458)
Impact of non-controlling interest (pre-tax)	445	-	598	-
Non-GAAP adjusted net earnings attributable to Bio-Techne	$91,472	$69,817	$245,971	$177,942

Non-GAAP tax rate	20.2%	21.3%	20.2%	21.6%
Non-GAAP tax expense	18,541	14,847	49,511	38,462

Non-GAAP adjusted net earnings attributable to Bio-Techne	$72,931	$54,970	$196,460	$139,480
Non-GAAP adjusted net earnings growth attributable to Bio-Techne	32.7%	16.8%	40.9%	10.3%

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2021 and March 31, 2020.

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
GAAP effective tax rate	(0.1)%	22.2%	11.4%	20.7%
Discrete items	25.7	3.1	13.8	3.8
Annual tax forecast update	(0.4)	(0.8)	-	-
Long-term GAAP tax rate	25.2%	24.5%	25.2%	24.5%

Rate impact items
Stock based compensation	(5.6)%	(2.6)%	(5.6)%	(2.5)%
Acquisition costs	0.0	0.0	0.0	0.0
Change in fair value of investments	0.0	(0.5)	0.0	(0.3)
Other(1)	0.6	(0.1)	0.6	(0.1)
Total rate impact items	(5.0)%	(3.2)%	(5.0)%	(2.9)%

Non-GAAP tax rate	20.2%	21.3%	20.2%	21.6%

(1) For the quarter ended March 31, 2021, the other rate impact items includes a normalization of non-GAAP tax rate, which was included in our non-GAAP tax rate as the return to historical growth patterns seen prior to the onset of the COVID-19 pandemic occurred on a more condensed timeline than previously forecasted. The impact of re-casting the Non-GAAP tax rate for the third quarter of fiscal 2021 increased the non-GAAP tax rate by 0.6%.

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended March 31, 2021 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $186.1 million and $90.1 million as of March 31, 2021, respectively, compared to $146.6 million and $124.3 million as of June 30, 2020. Included in available-for-sale-investments was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) which was $77.6 million as of March 31, 2021 and $87.8 million as of June 30, 2020.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has remaining potential contingent consideration payments of up to $47 million and $38 million relating to the Quad and B-MoGen acquisitions, respectively, as of March 31, 2021. The fair value of the remaining payments is $12.2 million as of March 31, 2021.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $230.1 million from operating activities in the nine months ended March 31, 2021 compared to $160.4 million in the nine months ended March 31, 2020. The increase from the prior year was primarily due to the timing of cash payments on operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. The Company received $66.4 million from the maturities of certificates of deposit compared to $42.1 million from proceeds from the maturity of certificates of deposit in the nine months ended March 31, 2020. Additionally, the Company received $78.7 million relating to the selling a portion of our CCXI shares during the nine months ended March 31, 2020. The Company made cash payments of $9.8 million net of cash acquired for the Eminence acquisition in the first three quarters of fiscal 2021 and did not make any cash payments for acquisitions during the prior year period.

Capital expenditures for fixed assets for the nine months ended March 31, 2021 and March 31, 2020 were $33.0 million and $34.3 million, respectively. Capital expenditures for the remainder of fiscal 2021 are expected to be approximately $10.8 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities.

Cash Flows From Financing Activities

During the nine months ended March 31, 2021 and March 31, 2020, the Company paid cash dividends of $37.2 million and $36.6 million, respectively, to all common shareholders.

During the nine months ended March 31, 2021 and March 31, 2020, the Company repurchased $43.2 million and $50.1 million, respectively, in share repurchases included as a cash outflow within Financing Activities.

On May 6, 2021, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.4 million, which will be payable on May 28, 2021 to all common shareholders of record as of May 17, 2021.

Cash of $55.0 million and $38.5 million was received during the nine months ended March 31, 2021 and 2020, respectively, from the exercise of stock options.

During the nine months ended March 31, 2021,  the Company made payments of $141.4 million towards the balance of its line-of-credit facility and term loan. During the nine months ended March 31, 2020 the Company made payments of $125.4 million towards the balance of its line-of-credit facility and term loan and withdrew $40.0 million on the line-of-credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no reportable off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

Other than the contingent consideration associated with the Quad and B-MoGen and acquisitions, there were no material changes outside the ordinary course of business in the Company's contractual obligations during the quarter or nine months ended March  31, 2021.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2020 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or nine months ended March 31, 2021 that would require disclosure nor have there been any material changes to the Company's policies.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

•	Organic growth
•	Adjusted net earnings
•	Adjusted tax rate
•	Adjusted gross margin

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months as well as the impact of foreign currency. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period

Our non-GAAP financial measures for adjusted gross margin and adjusted net earnings exclude the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, and acquisition related expenses, inclusive of the changes in the fair value of contingent consideration, and other non-recurring items including non-recurring costs and gains. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses inclusive of the changes in fair value contingent consideration, and other non-recurring items including gains or losses on legal settlements and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity.

The Company’s non-GAAP adjusted net earnings and adjusted gross margin also excludes, in total and on a per share basis, stock-based compensation expense, which is inclusive of the employer portion of payroll taxes on those stock awards, restructuring, impairments of equity method investments, gain and losses from investments, and certain adjustments to income tax expense. Stock-based compensation is excluded from non-GAAP adjusted net earnings and adjusted gross margin because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. Impairments of equity investments are excluded as they are not part of our day-to-day operating decisions.  Additionally, gains and losses from other investments that are either isolated or cannot be expected to occur again with any predictability are excluded.  Costs related to restructuring activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. For the Eminence acquisition, amortization expense and costs of acquired inventory were adjusted in the net earnings calculation based on the Company's ownership percentage to calculate the adjusted net earnings per share attributable to Bio-Techne.  The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $77.6 million. As of March 31, 2021, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $7.8 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended March 31, 2021, approximately 31% of consolidated net sales were made in foreign currencies, including 13% in euros, 5% in British pound sterling, 6% in Chinese yuan and the remaining 7% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar, as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and the Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Euro	$1.20	$1.10	$1.19	$1.11
British pound sterling	1.38	1.28	1.33	1.27
Chinese yuan	0.15	0.14	0.15	0.14
Canadian dollar	0.79	0.74	0.77	0.75

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2021 levels against the euro, British pound sterling, Chinese yuan and the Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$4,391
Decrease in translation of net assets of foreign subsidiaries	54,183
Additional transaction losses	2,485

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

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

Other than the acquisition discussed above, there were no changes in the Company's internal control over financial reporting during the third quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 7, 2021, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and nine months ended March 31, 2021, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2021, the Company only repurchased shares during the month of March 2021. During the nine months ended March 31, 2021, the Company repurchased 120,000 shares for $43.2 million at an average share price of $359.81. The Company repurchased 26,000 shares in February 2020 at an average share price of $186.99 and repurchased 253,381 shares in March 2020 at an average share price of $178.58. In total, the Company purchased 279,381 shares during the third quarter of fiscal 2020 for $50.1 million at an average share price of  $179.37. The Company's repurchase plan approved by the Board granted management the discretion to mitigate the dilutive effect of stock option exercises for fiscal 2018, which then increases in each period subsequent to June 30, 2018 for additional dilutive impacts of stock option exercised in those future periods.  As of March 31, 2021, we have authorization of approximately $67 million to purchase additional shares under the Company's previously disclosed share repurchase plan.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: May 7, 2021	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 7, 2021	/s/ James T. Hippel
James T. Hippel
Principal Financial Officer