Form 10-K
period 2021-06-30
BIO-TECHNE Corp
filed 2021-08-25
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021, or

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

As of December 31, 2020 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $12.4 billion based upon the closing sale price as reported on The Nasdaq Stock Market ($317.55 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

As of August 20, 2021, 39,079,539 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

In this Annual Report, the terms “Bio-Techne” or the “Company” refer to Bio-Techne Corporation, Bio-Techne Corporation and its consolidated subsidiaries, or the consolidated subsidiaries of Bio-Techne Corporation, as the context requires.

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, strategic opportunities, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Bio-Techne intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.

Forward-looking statements are not guaranties of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

Investment in our securities involves risk and uncertainty and you should carefully consider all information in this Annual Report on Form 10-K prior to making an investment decision regarding our securities. Below is a summary of material risks and uncertainties we face, which are discussed more fully in “Item 1A. Risk Factors”:

Business and Strategic Risks

●	Conditions in the global economy, the particular markets we serve and the financial markets brought about by material global crises may adversely affect our business and financial statements.

●

U.S. and international political, economic, compliance and business factors, including the United Kingdom’s recent withdrawal from the European Union, can negatively impact our operations and financial results.

●

The healthcare and life sciences industries that we serve face constant pressures and changes in an effort to reduce healthcare costs or increase their predictability, all of which may adversely affect our business and financial results.

Acquisition and Investment Risks

●

Our inability to complete acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.

●	Our acquisition of businesses, investments, joint ventures and other strategic relationships, if not properly implemented or integrated, could negatively impact our business and financial statements.

●

We may be required to record a significant charge to earnings if our goodwill and other amortizable intangible assets, or other investments may become impaired, which could negatively impact our financial statements or stock price.

Operational Risks

●	Our success will be dependent on recruiting and retaining highly qualified personnel and creating and maintaining a culture that includes the employees joining through acquisition.

●

Our growth depends in part on the timely development and commercialization of new and enhanced products and services that meet our customers’ needs.  Our growth can also be negatively impacted if our customers do not grow as anticipated.

●	We face intense competition, and if we are unable to compete effectively, we may experience decreased demand and decreased market share or need to reduce prices to remain competitive.

●

A significant disruption in, or breach of security of, our information technology systems or data, or violation of data privacy laws, could result in damage to our reputation, data integrity, and/or subject us to costs, fines, or lawsuits under data privacy or other laws or contractual requirements.

●	If we suffer a loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

●	The manufacture of many of our products is a complex process, and if we directly or indirectly encounter problems manufacturing products, our business and financial statements could suffer.

●

If we cannot adjust our manufacturing capacity or purchases required for our manufacturing activities to reflect changes in market conditions or customer demand, our business and financial statements may suffer.  In addition, our reliance upon sole or limited sources of supply for certain materials, components and services can cause production interruptions, delays and inefficiencies.

●

The Company relies heavily on internal manufacturing and related operations to produce, package and distribute its products which, if disrupted, could materially impair our business operations.  Our business could be adversely affected by disruptions at our sites.

●	Defects, unanticipated use of or inadequate disclosure with respect to our products, or allegations thereof, can adversely affect our business and financial statements.

●

Because we rely heavily on third-party package-delivery services, a significant disruption in these services or significant increases in prices may disrupt our ability to ship products, increase our costs and lower our profitability.

Intellectual Property Risks

●

We are dependent on maintaining our intellectual property rights. If we are unable to adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

●

We may be involved in disputes to determine the scope, coverage and validity of others' proprietary rights, or to defend against third-party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business.

Financial and Tax Risks

●

We have entered into and drawn on a revolving credit facility, and we may incur additional debt in the future. The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from funding our expansion strategy.

●

Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates and tax liabilities and assessments (including as a result of changes in tax laws).

●	Dividends on our common stock could be reduced or eliminated in the future.

Legal, Regulatory, Compliance and Reputational Risks

●	Our business is subject to extensive regulation; failure to comply with these regulations could adversely affect our business and financial results.

●

Significant developments or changes in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, particularly in China, can have an adverse effect on our business and financial statements.

●	Our business and financial statements can be impaired by improper conduct of any of our employees, agents, or business partners.

●

Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our business and financial statements.

●

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation and have a material adverse effect upon the Company’s business, a risk that has been elevated with the acquisition of Exosome Diagnostics, whose laboratory testing service is a healthcare provider that obtains and uses protected health information.

PART I

ITEM 1. BUSINESS

OVERVIEW

Bio-Techne and its subsidiaries, collectively doing business as Bio-Techne Corporation (Bio-Techne, we, our, us or the Company), develop, manufacture and sell life science reagents, instruments and services for the research, diagnostics and bioprocessing markets worldwide. With our broad product portfolio and application expertise, we sell integral components of scientific investigations into biological processes and molecular diagnostics, revealing the nature, diagnosis, etiology and progression of specific diseases. Our products aid in drug discovery efforts and provide the means for accurate clinical tests and diagnoses.

We manage the business in two operating segments – our Protein Sciences segment and our Diagnostics and Genomics segment. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Genomics segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, exosome-based molecular diagnostic assays, advanced tissue-based in-situ hybridization assays for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications.

We are a Minnesota corporation with our global headquarters in Minneapolis, Minnesota. We were founded forty-five years ago, in 1976, as Research and Diagnostic Systems, Inc. We became a publicly traded company in 1985 through a merger with Techne Corporation, now Bio-Techne Corporation. Our common stock is listed on the NASDAQ under the symbol “TECH.” We operate globally, with offices in many locations throughout North America, Europe and Asia. Today, our product lines extend to over 350,000 products, most of which we manufacture ourselves in multiple locations in North America, as well as the U.K. and China.

Our historical focus was on providing high quality proteins, antibodies and immunoassays to the life science research market and hematology controls to the diagnostics market. Over the last eight years, we have been implementing a disciplined strategy to accelerate growth in part by acquiring businesses and product portfolios that leveraged and diversified our existing product lines, filled portfolio gaps with differentiated high growth businesses, and expanded our geographic scope. From fiscal years 2013 through 2021 we have acquired or made investments in seventeen companies that have expanded the product offerings and geographic footprint of both operating segments. Recognizing the importance of an integrated, global approach to meeting our mission and accomplishing our strategies, we have maintained many of the brands of the companies we have acquired, but unified under a single global brand -- Bio-Techne.

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

Culture development and talent recruitment and retention. As we continue to grow both organically and through acquisition, we are intentionally fostering an “EPIC” culture based on the ideals of Empowerment, Passion, Innovation and Collaboration.  We strive to recruit, train and retain the most talented staff, who will live out these EPIC ideals and implement our strategies effectively.

Targeted acquisitions and investments. We will continue to leverage our strong balance sheet to gain access to new and differentiated technologies and products that improve our competitiveness in the current market, meet customers’ expanding workflow needs and allow us to enter adjacent markets.

PROTEIN SCIENCES SEGMENT

Protein Sciences Segment Products and Markets

The Protein Sciences segment is the larger of our two segments, representing about 75% of our net sales in fiscal 2021. It is comprised of two divisions with complementary product offerings serving many of the same customers – the Reagent Solutions division and the Analytical Solutions division.

The Reagent Solutions division consists of specialized proteins, such as cytokines and growth factors, antibodies, small molecules, tissue culture sera and cell selection technologies traditionally used by researchers to further their life science experimental activities and by companies developing next generation diagnostics and therapeutics, including companies developing cell and gene-based therapeutics. Key product brands include R&D Systems, Tocris Biosciences and Novus Biologicals. Our combined chemical and biological reagents portfolio provides high quality tools that customers can use in solving complex biological pathways and glean knowledge that may lead to a more complete understanding of biological processes, and, ultimately, to the development of novel therapeutic strategies to address different pathologies.  With the 2019 acquisitions of Quad Technologies, which has novel Quickgel™ technologies for cell separation and activation, and B-MoGen Technologies, which has a non-viral, transposon-based technology for gene editing called TcBuster, we have expanded our product offerings for the cell and gene therapy market. Through a collaborative marketing venture with two other companies, we have leveraged these and other products we have or are developing to provide a more complete offering for the cell and gene therapy market.

The Analytical Solutions division includes manual and automated protein analysis instruments and immunoassays that are used in quantifying proteins in a variety of biological fluids. Products in this division include traditional manual plate-based immunoassays, fully automated multiplex immunoassays on various instrument platforms, and automated western blotting and isoelectric focusing analysis of complex protein samples. Key product brands include R&D Systems and ProteinSimple. A number of our products have been demonstrated to have the potential to serve as predictive biomarkers and therapeutic targets for a variety of human diseases and conditions including cancer, autoimmunity, diabetes, hypertension, obesity, inflammation, neurological disorders, and kidney failure. Immunoassays can also be useful in clinical diagnostics. In fact, we have received Food and Drug Administration (FDA) marketing clearance for a few of our immunoassays for use as in vitro diagnostic devices. In response to the COVID-19 pandemic, we partnered with Mount Sinai Hospital and its commercial entity, Kantaro Biosciences, to rapidly develop and commercialize an immunoassay kit intended to test for antibodies to COVID-19, which has received regulatory clearance in several jurisdictions, including an Emergency Use Authorization from the FDA.

Protein Sciences Segment Customers and Distribution Methods

Our customers for this segment include researchers in academia, government and industry (chiefly pharmaceutical and biotech companies), as well as diagnostic/companion diagnostic and therapeutic customers, especially customers engaged in the development of cell and gene based therapies. Our biologics line of products in the Analytical Solutions division is used primarily by production and quality control departments at biotech and pharmaceutical companies. We sell our products directly to customers who are primarily located in North America, Europe and China, as well as through a distribution agreement with Fisher Scientific. We also sell through third party distributors in China, Japan, certain eastern European countries and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of the Protein Sciences segment's net sales during fiscal 2021, 2020 or 2019.

DIAGNOSTICS AND GENOMICS SEGMENT

The Diagnostics and Genomics segment, representing about 25% of our net revenues in fiscal 2021, is focused primarily on the diagnostics market and includes diagnostics reagents, genomics, our Exosome acquisition, and our Asuragen acquisition.

Diagnostics and Genomics Segment Products

The Diagnostic Reagents division consists of regulated products traditionally used as calibrators and controls in the clinical setting. Also included are instrument and process control products for hematology, blood chemistry, blood gases, coagulation controls and reagents used in various diagnostic applications. Often we manufacture these reagents on a custom basis, tailored to a customer's specific diagnostic assay technology. We supply these reagents in various formats including liquid, frozen, or in lyophilized form. Most of these products are sold on an Original Equipment Manufacturer (OEM) basis to instrument manufacturers, with most products being FDA-cleared.

The Genomics division includes products using nucleic acid (RNA or DNA) analysis that can be used for diagnostic or research applications. Key product brands include Advanced Cell Diagnostics, or ACD, Exosome Diagnostics, and Asuragen. ACD products are aimed at tissue biopsy and spatial analysis.  Exosome Diagnostics focuses on exosome-based liquid biopsy techniques that analyze genes or their transcripts. The first commercialized test from Exosome Diagnostics is a urine-based assay for early detection of high-grade prostate cancer used as an aid in deciding the need for an initial biopsy.  Our most recent acquisition is Asuragen, which makes and sells products for genetic carrier screening, oncology diagnostics, molecular controls, and research.

Diagnostics and Genomics Segment Customers and Distribution Methods

The majority of Diagnostic Reagents Division's sales are through OEM agreements, but we sell some of our diagnostics reagents products directly to customers and, in Europe and Asia, also through distributors. The customers for the ACD research products include researchers in academia as well as investigators in pharmaceutical and biotech companies. We sell our products directly to those customers who are primarily located in North America, Europe and China, and through distributors elsewhere. In addition to being useful research tools, our DNA and RNA in situ hybridization assays have diagnostics applications as well, and several are cleared or currently under review by the FDA in partnership with diagnostics instrument manufacturers and pharmaceutical companies. In the United States, we offer test services to physicians using our lab-developed non-invasive urine-based assay for prostate cancer detection.  Our diagnostic laboratory is certified under and regulated by the State of Massachusetts pursuant to the Clinical Laboratory Improvement Amendments, or CLIA. Customers are physicians prescribing such tests for their patients.  Finally, the Asuragen products are sold primarily to laboratories for use in lab-developed tests or in kit form as regulated diagnostic tests.

No customers accounted for 10% or more of the reporting segment's consolidated net sales during fiscal years 2021, 2020 or 2019.

MANUFACTURING AND MATERIALS

Our manufacturing operations use a wide variety of raw materials and components, including electronic components, chemicals and biological materials.  No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.

The majority of our products are shipped within one day of receipt of the customers' orders, other than our instruments and related cartridges, which are typically shipped within one to two weeks of receipt of an order.  There was no significant backlog of orders for our products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2021.  For additional discussion of risks relating to supply chain and manufacturing, refer to “Item 1A. Risk Factors.”

COMPETITION

Although our segments both generally operate in highly competitive markets, it is difficult to determine our competitive position, either in the aggregate or by segment, since none of our competitors offer all of the same product and service lines or serve all of the same markets as the Company, or any of its segments, does. Because of the range of the products and services we sell, we encounter a wide variety of competitors, including a number of large, global companies or divisions of such companies with substantial capabilities and resources, as well a number of smaller, niche competitors with specialized product offerings.  We have increased competition in a number of our markets as a result of the entry of new companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product line. Key competitive factors vary among the Company’s businesses, but include the specific factors noted above with respect to each particular business and typically also include price, quality and safety, performance, delivery speed, application expertise, service and support, technology and innovation, distribution network, breadth of product, service and software offerings and brand name recognition.  We believe our competitive position is strong due to the unique aspects of many of our products and our product quality.   For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”

SEASONALITY OF BUSINESS

Bio-Techne believes there is some seasonality as a result of vacation and academic schedules of its worldwide customer base, particularly for the Protein Sciences segment. A majority of Diagnostics Reagents division products are manufactured in large bulk lots and sold on a schedule set by the customer. Consequently, sales for that segment can be unpredictable, and not necessarily based on seasonality. As a result, we can experience material and sometimes unpredictable fluctuations in our revenue from the Diagnostics and Genomics segment.

RESEARCH AND DEVELOPMENT

Bio-Techne is engaged in continuous research and development in all of our major product lines. We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs. In response to the global pandemic that emerged in early 2020, we diverted some of our development resources to new and existing products to meet the needs associated with COVID-19, including a major effort by the development teams in our Protein Sciences Segment to develop a diagnostic immunoassay for testing antibodies to COVID-19. That immunoassay product has thus far had limited sales.  However, there is no assurance that any of the products in the research and development phase can be successfully completed or, if completed, can be successfully introduced into the marketplace.

HUMAN CAPITAL

Through its subsidiaries, Bio-Techne employed approximately 2,600 full-time and part-time employees as of June 30, 2021, of whom approximately 2,000 were employed in the United States and approximately 600 outside the United States. None of the United States employees are unionized. Outside the United States, the Company has government-mandated collective bargaining arrangements or work councils in certain countries.

Bio-Techne is committed to attracting, developing, engaging and retaining the best people possible from around the world to sustain and grow our leadership position in life sciences tools and diagnostics. Our human capital strategy spans multiple key dimensions, including the following:

Culture and Governance

Our commitment to our people is reflected in our four EPIC values of Empowerment, Passion, Innovation and Collaboration. Those four values (together with their 12 supporting EPIC behaviors) are the backbone for the way we approach the leadership and direction of our work force.  Employees are empowered to realize their potential. Our culture supports and encourages a collaborative approach to working with each other and with our customers. We encourage innovation to continually improve our products, services and processes, and our passion for science and the missions of our customers is our guiding light.

Our EPIC values are embedded in our culture and practices. By way of example, our performance management system and annual review processes incorporate our EPIC values.  Each employee is measured against the behaviors and attributes that support those values. To further amplify our desired behaviours, we have an annual employee recognition program in which we ask for nominations and recognize winning individuals and teams form across our business who have best demonstrated our EPIC values during the previous year.

Bio-Techne’s Board of Directors reviews management succession planning annually, and its Executive Compensation Committee reviews the Company’s human capital strategy periodically in connection with significant initiatives and acquisitions, as well as part of its oversight of our executive and equity compensation programs. At the management level, our Vice President of Human Resources, who reports directly to our President and CEO, is responsible for the development and execution of the Company’s human capital strategy.

Engagement; Diversity and Belonging

Our engagement strategy focuses on developing the best workplace and best people leaders to meet our employees’ needs. We believe that strong employee engagement helps enable higher retention and better business performance. We assess our engagement performance through regular consultation with our managers and more formally via an annual engagement survey that assesses our employees’ overall experience.

This feedback informs and shapes our future employee-focused initiatives.  These initiatives in the past have resulted in changes in programs and policies, including expansion of our management and leadership development programs, addition of a parental leave program, expansion of our incentive programs to include annual cash bonuses to all professional employees and above, introduction of flexible working and expanding the breadth of our Diversity & Belonging Council and Employee Resource Groups (ERGs).

We believe a diverse workforce and culture of inclusion is essential to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. The Company’s executive-sponsored Diversity and Belonging initiative is focused on providing a welcoming working environment for all employees, continued education, broadening our candidate pools, and implementing and sustaining programs. Our ERGs, coordinated under the guidance of our executive-sponsored Employee Resource Group Council, offer mentorship, support and engagement to help our employees, including those from underrepresented groups, succeed and thrive. As of June 30, 2021, we had 8 ERGs operating globally. Furthermore, as of June 30, 2021, 50% of our total employee population was female, and 44% of our managerial employees were female.  In the United States, 33% of our total employee population identified as nonwhite and 28% of our managerial employees identified as nonwhite.

Talent Development and Learning and Development

Bio-Techne invests in people development in the belief that growing and promoting employees from within the Company creates a more sustainable organization. High potential and promotable employees are identified through our annual Talent Management program, and are then equipped with a personal development and career advancement plan. These plans involve training and development from internal and external programs, together with mentoring and coaching.

Our global Learning and Development program delivers a wide range of initiatives including a validated suite of compliance training, soft skills, technical skills, business skills, interpersonal skills and career skills. Many of these programs are assigned to individuals specifically, but in addition, there is an expansive menu available to employees in order to accelerate their own development. As a company that regularly acquires other businesses, we believe it is important for employees to be trained in the skills and mindsets that enable them to respond positively to change. This initiative allows individuals to deal with change easily and reduces the need to run large scale change management programs.

Community

The Company believes in giving back and in supporting the local communities in which we live and work. Most sites or departments engage in local charitable causes and activities. In some of our sites, employees are encouraged to give through regular payroll deductions and through the annual campaign week where employee contributions are matched by the Company. United States employees receive a paid day off to participate in local opportunities to give back to the community.

INTELLECTUAL PROPERTY

Our success depends in part upon our ability to protect our core technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections in our terms and conditions and other sales-related documentation.

As of June 30, 2021, we had rights to approximately 350 granted patents and approximately 250 pending patent applications.  In particular, products in the Analytical Solutions and Genomics divisions are protected primarily through pending patent applications and issued patents. In addition, certain of our products are covered by licenses from third parties to supplement our own patent portfolio.  Patent protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot provide assurance that any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors' products or services.

In addition to pursuing patents on our products, we also preserve much of our innovation as trade secrets, particularly in the Reagent Solutions division of our Protein Sciences segment. We have taken steps to protect our intellectual property and proprietary technology, in part by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. See the description of risks associated with the Company's intellectual property in “Item 1A.  Risk Factors.”

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

LAWS AND REGULATIONS

Our operations, and some of the products we offer, are subject to a number of complex laws and regulations governing the production, marketing, handling, transportation and distribution of our products and services.  The following sections describe certain significant regulations pertinent to the Company. These are not the only laws and regulations applicable to the Company’s business.  For a description of risks related to laws and regulations to which we are subject, refer to Item 1.A. Risk Factors.”

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

Any medical devices we manufacture and distribute are subject to pervasive and continuing regulation by the FDA and certain state and non-U.S. agencies.  As a medical device manufacturer, our manufacturing facilities are subject to inspection on a routine basis by the FDA.  We are required to adhere to the Current Good Manufacturing Practices (“GMP”) requirements, as set forth in the Quality Systems Regulation (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process.

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

In the European Union (“EU”), our products are subject to the medical device laws of the various member states, which are currently based on a Directive of the European Commission.  However, the EU has adopted the In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostic medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance.  Manufacturers of currently approved in vitro diagnostics medical devices have until May 2022 to meet the EU IVDR.  Complying with EU IVDR, the regulation applicable to the Company, requires material modifications to our quality management systems, additional resources in certain functions, updates to technical files and additional clinical data in some cases, among other changes.

One of our products under our Exosome Diagnostics brand is offered as a test by a certified laboratory under CLIA. Our Asuragen business also maintains a CLIA certification. Consequently, we must comply with state licensing regulations applicable to laboratories regulated under CLIA, governing laboratory practices and procedures.

Other Healthcare Laws

Several of the products sold in our Diagnostics and Genomics segment are subject to various health care related laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, and the privacy and security of health information, including, among others:

●

U.S. federal regulations regarding quality and cost by the U.S. Department of Health and Human Services (“HHS”), including the Centers for Medicare & Medicaid Services (“CMS”), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud.

●

U.S. Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback or bribe), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made in whole or in part under a federal health care program, such as Medicare or Medicaid.

●	Comparable laws and regulations similar to, and in some cases more stringent than, the U.S. federal regulations discussed above and below, including the UK Bribery Act and similar anti-bribery laws.

●

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of patient identifiable health information, mandates the adoption of standards relating to the privacy and security of patient identifiable health information and requires the reporting of certain security breaches with respect to such information.

●

The False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government.

●

The Open Payments Act requires manufacturers of medical devices covered under Medicare to, in certain circumstances,   record payments and other transfers of value to a broad range of healthcare providers and teaching hospitals and to report this data as well as ownership and investment interests held by the physicians described above and their immediate family members to HHS for subsequent public disclosure, as well as similar reporting requirements in some states and in other countries.

For a discussion of risks related to regulation by the FDA and comparable agencies of other countries, and the other regulatory regimes referenced above, please refer to section entitled “Item 1A. Risk Factors.”

Data Privacy and Security Laws

As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business.  In addition to the U.S. HIPAA privacy and security rules mentioned above, which impact some parts of our business, individual states also regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal  privacy.  In particular, a broad privacy law in California, the California Consumer Privacy Act (“CCPA”), came into effect in January 2020.  The CCPA has some of the same features as the GDPR (discussed below), and has already prompted several other states to follow with similar laws.  The EU General Data Protection Regulation that became effective in May 2018 (“GDPR”) has imposed significantly stricter requirements in how we collect, transmit, process and retain personal data, including, among other things, in certain circumstances a requirement for almost immediate notice of data breaches to supervisory authorities and prompt notice to data subjects with significant fines for non-compliance.  Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.  For a discussion of risks related to improper disclosure of private information particularly as a result of cyber security incidents, please refer to section entitled “Item 1A. Risk Factors.”

Environmental Health and Safety Laws

We are also subject to various environmental health and safety laws and regulations both within and outside the U.S. Like other companies in our industry, our manufacturing and research activities involve the use and transportation of substances regulated under environmental health and safety laws including those relating to the transportation of hazardous materials.

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

As Bio-Techne’s businesses also include export and import activities, we are subject to pertinent laws enforced by the U.S. Departments of Commerce, State and Treasury.  Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect the Company’s operations or transactions subject to their jurisdictions.

In addition, under U.S. laws and regulations, U.S. companies and their subsidiaries and affiliates outside the United States are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the United States or between the United States and countries outside of the United States. If we, or certain third parties through which we sell or provide goods or services, violate anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action and varying degrees of liability.

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

For a discussion of risks related to the above-referenced regulations, particularly with respect to our international operations, please refer to section entitled “Item 1A. Risk Factors.”

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Currently, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Charles Kummeth	61	President, Chief Executive Officer and Director	2013
James Hippel	50	Executive Vice President and Chief Financial Officer	2014
David Eansor	60	President, Protein Sciences	2014
Kim Kelderman	54	President, Diagnostics and Genomics	2018
Brenda Furlow	63	Executive Vice President, General Counsel and Corporate Secretary	2014

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

James Hippel has been Chief Financial Officer of the Company since April 1, 2014. Prior to joining the Company, Mr. Hippel served as Senior Vice President and Chief Financial Officer for Mirion Technologies, Inc., a global company that provided radiation detection and identification products. Prior to Mirion, Mr. Hippel served as Vice President, Finance at Thermo Fisher Scientific, Inc., leading finance operations for its Mass Spectrometry & Chromatography division and its Laboratory Consumables division. In addition, Mr. Hippel's experience includes nine years of progressive financial leadership at Honeywell International, within its Aerospace Segment. Mr. Hippel started his career with KPMG LLP.

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

ITEM 1A. RISK FACTORS

Set forth below are risks and uncertainties we believe are material to our investors. You should refer to the explanation of the qualifications and limitations on forward-looking statements in the section titled Information Relating to Forward-Looking Statements at the beginning of this Annual Report on Form 10-K.

Economic and Industry Risks

Conditions in the global economy, the particular markets we serve and the financial markets brought about by material global crises may adversely affect our business and financial statements.

Our global operations expose us to risks associated with many types of crises, whether political, social, economic, climate or otherwise.  In particular, given our industry, we have exposure to public health crises, including epidemics and pandemics such as COVID-19. Most recently, COVID-19 has had, and likely will continue to have, an adverse impact on our employees, operations, supply chains, and sales and distribution systems, including as a result of impacts associated with protective health measures that we, other businesses and governments are taking or might have to take again in the future. For example, as the world has grappled with the COVID-19 pandemic, many governments issued “stay-at-home” orders which restricted business and personal activities, and many employers required employees to work from home and cease all travel. While many of these travel and activity restrictions have been partially or fully lifted in certain countries where the pandemic has been controlled, they may be reinstituted in the future and jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and other activities.

In the past eighteen months, we have introduced new products or modified existing products to serve the research and healthcare markets as they address the global pandemic through novel diagnostic and therapeutic products. The direct impact of COVID-19 and the preventive and precautionary measures implemented as a result thereof have adversely affected, and are expected to continue to adversely affect, certain elements of our Company (including to a different degree our operations, commercial organizations, supply chains and distribution systems) and the future impact may be material, though the impact on our different businesses and the different elements of our businesses varies (please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of how COVID-19 impacted our results of operations and financial position in fiscal 2021). Without limiting the foregoing, we have experienced and/or may in the future experience:

●	adverse impacts on customer orders and purchases and unpredictable reductions in demand for many of our products;

●	constraints on the movement of our products through the supply chain;

●	adverse impacts on our collections of accounts receivable, including delays in collections and increases in uncollectible receivables;

●	supply chain capacity constraints and price increases, including with respect to freight services;

●	failure of COVID-19 related products to be adopted in the market as anticipated;

●	adverse impacts on our workforce and/or key employees;

●	unpredictable increases in demand for certain products; and

●	increased cybersecurity attack activity.

Any of these developments may adversely affect our business and financial statements.

U.S. and international political, economic, compliance and business factors, including the United Kingdom’s recent withdrawal from the European Union, can negatively impact our operations and financial results.

Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system, can adversely affect our business and financial statements. For example, the current U.S. administration has continued to keep in place many of the significant tariff increases for goods imported into the United States, particularly from China, imposed by the prior administration. Congress and the U.S. administration is also considering significant changes to healthcare in the United States, including government negotiation/regulation of drug prices paid by government programs.

Additionally, the UK’s exit from the European Union at the end of calendar year 2020 has created political and economic uncertainty, particularly in the UK and the EU, and has disrupted the free flow of goods and people between the UK and the EU.  In addition, our business could be negatively affected by new trade agreements between the UK and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the UK. Any of these factors have affected and could continue to adversely affect customer demand, our relationships with customers and suppliers, and our business and financial results, particularly since our European headquarters and primary shipping facilities have been located in the UK. Additionally, attracting and retaining qualified employees who are citizens of EU countries to our UK facilities may be more difficult given the uncertainties resulting from the UK's withdrawal.

We engage in business globally, with approximately 46% of our sales revenue in fiscal 2021 coming from outside the U.S. In addition, one of our strategies is to expand geographically, particularly in China, India and in developing countries, both through distribution and through direct operations. This subjects us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.

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

The healthcare and life sciences industries that we serve face constant pressures and changes in an effort to reduce or increase the predictability of healthcare costs, all of which may adversely affect our business and financial results.

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

Our Genomics and Diagnostics segment products are intended primarily for the medical diagnostics market, which relies largely on government healthcare-related policies and funding. Changes in government reimbursement for certain diagnostic tests or reductions in overall healthcare spending could negatively impact us directly or our customers and, correspondingly, our sales to them. For example, our Exosome Diagnostics business develops and sells novel exosome-based diagnostic tests.  While we received public payer coverage for certain uses, we are currently seeking expanded coverage from public payors as well as coverage decisions regarding reimbursement from additional private payers. However, the process and timeline for obtaining coverage decisions is uncertain and difficult to predict. Further, reimbursement reductions due to changes in policy regarding coverage of tests or other requirements for payment (such as prior authorization, diagnosis code and other claims edits, or a physician or qualified practitioner’s signature on test requisitions) may be implemented from time to time. All of these payor actions and changes may have a material adverse effect on revenue and earnings associated with our diagnostics products.

Acquisition and Investment Risks

Our inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.

We routinely explore acquiring other businesses and assets, and have completed seventeen acquisitions and investments in the last nine years.  Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers or investors, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.

Our acquisition of businesses, investments, joint ventures and other strategic relationships, if not properly implemented or integrated, could negatively impact our business and financial statements.

As part of our business strategy we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions. We joined with two partners to establish a collaborative marketing venture, ScaleReady LLC, to address the needs of the rapidly expanding cell and gene therapy market.  While we believe this joint venture provides a competitive advantage in addressing this market, we may have interests that diverge from those of our joint venture partners, and we may not be able to direct or influence the management and operations of the joint venture in the manner we believe is most appropriate, exposing us to additional risk.  More generally, acquisitions, investments, joint ventures and strategic relationships involve a number of additional financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which could adversely affect our business and our financial statements:

●

businesses, technologies, services and products that we acquire or invest in sometimes under-perform relative to our expectations and the price that we paid, fail to perform in accordance with our anticipated timetable or fail to achieve and/or sustain profitability;

●

we from time to time incur or assume significant debt in connection with our acquisitions and investments, which can result in increased borrowing costs and interest expense and diminish our future access to the capital markets;

●

acquisitions, investments, joint ventures or strategic relationships can cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;

●

acquisitions, investments, joint ventures or strategic relationships can create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;

●	we can experience difficulty in integrating cultures, personnel, operations and financial and other controls and systems and retaining key employees and customers;

●	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship;

●

we have assumed and may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies can increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;

●

in connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which can have unpredictable financial results; and

●

investing in or making loans to early-stage companies often entails a high degree of risk, and we do not always achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.

We may be required to record a significant charge to earnings if our goodwill and other amortizable intangible assets, or other investments become impaired, which could negatively impact our financial statements or stock price.

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

In addition, the Company's expansion strategies include collaborations and investments in joint ventures and companies developing new products related to the Company's business. These strategies carry risks that objectives will not be achieved and future earnings will be adversely affected. For example, the Company has an approximate 2% equity investment in publicly traded ChemoCentryx, Inc. (Nasdaq: CCXI) that is valued at $20.0 million as of June 30, 2021. The ownership of CCXI shares is very concentrated, the share price is highly volatile and there is limited trading of the shares.

Strategic and Operational Risks

Our success will be dependent on recruiting and retaining highly qualified personnel and creating and maintaining a culture that includes the employees joining through acquisition.

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel are critical to our success. Our anticipated growth and its expected expansion into areas and activities requiring additional expertise will require the addition of new personnel and the development of additional expertise by existing personnel. In general, we have been experiencing turnover at higher rates than usual and have had some difficulties filling certain positions.  In particular, we operate in several geographic locations where competition for talent is strong, making employee retention even more challenging. For example, some of our fastest growing businesses are located in California and Massachusetts, both of which generally have low unemployment and a competitive environment for finding and retaining talent. Our growth by acquisition also creates challenges in retaining employees. As we integrate past and future acquisitions and evolve our corporate culture to incorporate the new workforces, some employees may not find such integration or cultural changes appealing. Finally, as the geographies in which we operate recover from the recent pandemic and we return employees who had been working from home back to our sites, we may not be able to retain people who prefer continuing to work from home. The failure to attract and retain such personnel could adversely affect our business.

Our growth depends in part on the timely development and commercialization of new and enhanced products and services that meet our customers’ needs.  Our growth can also be negatively impacted if our customers do not grow as anticipated.

We generally sell our products and services in industries that are characterized by rapid technological change, frequent new product introductions and new market entrants and competitors. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our business and financial statements will suffer. Our success will depend on several factors, including our ability to:

●	correctly identify and or predict customer needs and preferences;

●	allocate our research funding to products with higher growth prospects;

●	anticipate and respond to our competitors’ development of new products and technological innovations;

●	differentiate our offerings from our competitors’ offerings and avoid our products becoming commodities;

●	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;

●	obtain adequate intellectual property rights with respect to key technologies;

●	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;

●

obtain necessary regulatory approvals of appropriate scope (including with respect to certain diagnostic medical device products by demonstrating satisfactory clinical results where applicable, as well as achieving third-party reimbursement); and

●	stimulate customer demand for and convince customers to adopt new technologies.

If we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our business and financial statements. Even when we successfully innovate and develop new and enhanced products, we often incur substantial costs in doing so, and our profitability may suffer.

We face intense competition, and if we are unable to compete effectively, we may experience decreased demand and decreased market share or need to reduce prices to remain competitive.

We face intense competition across most of our product lines. Competitors include companies ranging from start-up companies, which may be able to more quickly respond to customers' needs, to large multinational companies, which may have greater financial, marketing, operational, and research and development resources than us. In addition, consolidation trends in the pharmaceutical, biotechnology and diagnostics industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressure on us. Moreover, customers may believe that consolidated businesses are better able to compete as sole source vendors, and therefore prefer to purchase from such businesses. The entry into the market by manufacturers in China, India and other low-cost manufacturing locations is also creating increased pricing and competitive pressures, particularly in developing markets.  In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. Our ability to compete can also be impacted by changing customer preferences and requirements (for example increased demand for more environmentally-friendly products and supplier practices).  Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our business and financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.

A significant disruption in, or breach of security of, our information technology systems or data, or violation of data privacy laws, could result in damage to our reputation, data integrity and/or subject us to costs, fines, or lawsuits under data privacy or other laws or contractual requirements.

The integrity and protection of our own data, and that of our customers and employees, is critical to our business. We rely on information technology systems, some of which are provided and/or managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). These systems, products and services (including those we acquire through business acquisitions) can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks can also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third party systems we rely on to process, store or transmit electronic information, can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. These attacks, breaches, misappropriations and other disruptions and damage can interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, result in disclosure of personally identifiable information, damage customer, patient, business partner and employee relationships and our reputation and result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business and financial statements.

In addition, our information technology systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, evolving customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that we will be able to successfully maintain, enhance and upgrade our systems as necessary to effectively address these requirements.

If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, certain of our businesses are subject to HIPAA.  Entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by the HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. Most notably, in the last several years, some states, including California and Virginia, have passed broad privacy legislation that could result in more material impacts as implementing regulations are issued. European laws require us to have an approved legal mechanism to transfer personal data out of Europe.  Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions., Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, power shortage or outage, public health crisis (including epidemics and pandemics) and the reaction thereto, war, terrorism, riot or other natural or man-made disasters, such as the COVID-19 pandemic. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses. The third-party insurance coverage that we maintain varies from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

The manufacture of many of our products is a complex process, and if we directly or indirectly encounter problems manufacturing products, our business and financial statements could suffer.

The manufacture of many of our products is a complex process, due in part to strict regulatory requirements for some of our products. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with reliable sourcing of raw materials or components, natural disasters and environmental factors, and if not discovered before the product is released to market can result in recalls and product liability exposure. Because of the quality requirements of some of our customers as well as stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, alternative manufacturing or sourcing is not always available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant adverse impacts to our business and financial statements.

If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our business and financial statements may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services can cause production interruptions, delays and inefficiencies.

We purchase materials, components and equipment from third parties for use in many of our manufacturing operations. Our profitability could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers from time to time extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which can impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our business and financial statements may suffer.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses can also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions (such as trade protectionism) and legislative or regulatory changes. Any of these factors can result in production interruptions, delays, extended lead times and inefficiencies. Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, at times our manufacturing capacity exceeds or falls short of our production requirements. Any or all of these problems can result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial statements.

The Company relies heavily on internal manufacturing and related operations to produce, package and distribute its products which, if disrupted, could materially impair our business operations. Our business could be adversely affected by disruptions at our sites.

The Company's internal quality control, packaging and distribution operations support the majority of the Company's sales. Since certain Company products must comply with FDA regulations and because in all instances, the Company creates value for its customers through the development of high-quality products, any significant decline in quality or disruption of operations for any reason could adversely affect sales and customer relationships, and therefore adversely affect the business. While we have taken certain steps to manage these operational risks, the Company's future sales growth and earnings may be adversely affected by perceived disruption risks or actual disruptions.

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

Defects and unanticipated use or inadequate disclosure with respect to our products, or allegations thereof, can adversely affect our business and financial statements.

Certain of our products and services are sold for use in diagnostics.  For those products and services in particular, manufacturing or design defects in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, and/or property damage and adversely affect our business and financial statements. These events can lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.

Because we rely heavily on third-party package-delivery services, a significant disruption in these services or significant increases in prices may disrupt our ability to ship products, increase our costs and lower our profitability.

Most of our reagent products need to be stored and shipped at certain cold temperatures.  Consequently, we ship a significant portion of our products to our customers by express mail or air delivery through package delivery companies, such as FedEx in the U.S. and DHL in Europe. If one or more of these third-party package-delivery providers were to experience a major work stoppage, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of these third-party package-delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected.

Intellectual Property Risks

We are dependent on maintaining our intellectual property rights. If we are unable to adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, are not always sufficiently broad and do not always provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property do not always prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing. In some circumstances, enforcement is not available to us because an infringer has a dominant intellectual property position or for other business reasons. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights.

These risks are particularly pronounced in countries in which we do business that do not have levels of protection of corporate proprietary information, intellectual property, technology and other assets comparable to the United States. We operate globally, with manufacturing operations in China and the UK, and approximately 46% of our revenue from outside the United States.   The laws, regulations and enforcement mechanisms in other countries may in some cases be less protective of our intellectual property rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights can adversely impact our business and financial statements.

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

Financial and Tax Risks

We have entered into and drawn on a revolving credit facility, and we may incur additional debt in the future.  The burden of this additional debt could adversely affect us, make us more vulnerable to adverse economic or industry conditions, and prevent us from funding our expansion strategy.

We currently have a Credit Agreement that provides for a revolving credit facility of $600 million, which can be increased by an additional $200 million subject to certain conditions, and a term loan of $250 million. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 20, 2021, the Company had drawn $335 million under the Credit Agreement.

The terms of the Credit Agreement and the burden of the indebtedness incurred thereunder could have negative consequences for us, such as:

●	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, expansion strategy, or other needs;

●	increasing our vulnerability to, and reducing our flexibility in planning for, adverse changes in economic, industry and competitive conditions; and

●	increasing our vulnerability to increases in interest rates.

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

Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates and tax liabilities and assessments (including as a result of changes in tax laws).

International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2021, currency translation had an unfavorable effect of $5.2 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States, including tax reform under the Tax Cuts and Jobs Act which became effective in late 2017, which included broad and complex changes to the United States tax code.  Interpretations, assumptions and guidance regarding the Tax Act that have been issued subsequently have had a material impact on our effective tax rate, and we anticipate that there may be additional changes to the U.S. tax code under a new Administration.

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

For many years, our Board has declared quarterly dividends ranging from of $0.25 to $0.32 cents per share. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Legal, Regulatory, Compliance and Reputational Risks

Our business is subject to extensive regulation; failure to comply with these regulations could adversely affect our business and financial results.

As referenced in more detail above, we and our customers must comply with a wide array of federal, state, local and international regulations, in such areas as medical device, healthcare, import and export, anticorruption, and privacy. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, many of our instruments are marketed to the pharmaceutical industry for use in discovering and developing drugs and diagnostic products. Changes in the U.S. FDA’s regulation of drug or medical device products could have an adverse effect on the demand for these products.

We have agreements relating to the sale of our products to government entities in the U.S. and elsewhere and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government (less than 2% of our fiscal 2021 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the U.S. FDA, the U.S. Drug Enforcement Agency (the DEA), the U.S. Department of Health and Human Services (the DHHS), and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning current good manufacturing practices. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of, the DEA, the FDA, the DHHS, foreign agencies and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. The manufacture, distribution and marketing of many of our products and services, including medical devices and pharma services, are subject to extensive ongoing regulation by the FDA, the DEA, and other equivalent local, state, federal and non-U.S. regulatory authorities. In addition, we are subject to inspections by these regulatory authorities. For example, the EU has adopted the In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostic medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance.  Manufacturers of currently approved in vitro diagnostics medical devices have until May 2022 to meet the EU IVDR. Complying with EU IVDR, the regulation applicable to the Company, requires material modifications to our quality management systems, additional resources in certain functions, updates to technical files and additional clinical data in some cases, among other changes. Failure by us or by our customers to comply with the requirements of the EU IVDR, or other requirements imposed by these or similar regulatory authorities, including without limitation, remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims, contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, as well as ongoing remediation and increased compliance costs, any or all of which could be significant. We are the sole manufacturer of a number of products for many of our customers and a negative regulatory event could impact our customers' ability to provide products to their customers.

We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products, the handling, transportation and manufacture of substances that could be classified as hazardous, and our business practices in the U.S. and abroad such as anti-competition laws. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.

Significant developments or changes in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto can have an adverse effect on our business and financial statements.

Significant developments or changes in U.S. laws and policies (including as a result of the new U.S. administration), such as laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system and drug prices, can adversely affect our business and financial statements. For example, the previous U.S. administration increased tariffs on certain goods imported into the United States and trade tensions between the United States and China escalated, with each country imposing significant, additional tariffs on a wide range of goods imported from the other country. The U.S. and China could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to markets. These factors have adversely affected, and in the future could further adversely affect, our business and financial statements.

Our business and financial statements can be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems, including our Code of Ethics and Business Conduct, protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier code of conduct, and material violations of such code of conduct could occur that could have a material effect on our business and financial statements.

Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our business and financial statements.

Certain of our products are medical devices, diagnostics tests and other products that are subject to regulation by the U.S. FDA or state CLIA regulations, by other federal and state governmental agencies, by comparable agencies of other countries and regions and by regulations governing hazardous materials and drugs-of abuse (or the manufacture and sale of products containing any such materials). The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations, including implementation of IVDR regulations in Europe. Failure to meet these requirements adversely impacts our business and financial statements in the applicable geographies.

Government authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law. Failure to obtain required regulatory clearances before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of laws or regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures of adulterated or misbranded products, fines, expenses, injunctions, civil penalties, criminal penalties, consent decrees, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, refusal of the government to grant 510(k) clearance, suspension or withdrawal of approvals, pre-market notification rescissions and other adverse effects.  Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired. Ensuring that our internal operations and business arrangements with third parties comply with applicable laws and regulations also involves substantial costs.

More specifically, as a healthcare provider, the Company’s Exosome Diagnostics’ ExoDx Prostate business is subject to extensive regulation at the federal, state, and local levels in the U.S. and other countries where it operates. The Company’s failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians, hospitals, and health systems, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid, and possibly prohibitions or restrictions on the use of its laboratories. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships it has with third parties.

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

The Company also owns a 34,000 square foot manufacturing facility in Flowery Branch, Georgia. This facility is utilized by the Company’s Protein Sciences segment.

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

The Company owns a 52,700 square foot manufacturing facility in Wallingford, Connecticut. This facility is utilized by the Company's Protein Sciences segment.

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

Subsidiary	Location	Type	Square Feet

Bio-Techne Europe	Langley, United Kingdom	Warehouse	14,300
Bio-Techne China	Shanghai and Beijing, China	Office/warehouse	17,000
Boston Biochem	Cambridge, Massachusetts	Office/lab	7,400
Tocris	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	30,000
PrimeGene	Shanghai, China	Office/manufacturing/lab	20,600
Bionostics	Devens, Massachusetts	Office/manufacturing	70,000
Novus Biologicals	Centennial, Colorado	Office/warehouse	22,500
ProteinSimple	San Jose, California	Office/manufacturing/warehouse	167,000
ProteinSimple Ltd.	Ottawa, Canada	Office/manufacturing/warehouse	10,800
CyVek	Wallingford, Connecticut	Office/manufacturing/warehouse	17,500
Cliniqa	San Marcos, California	Office/manufacturing/warehouse	62,200
Advanced Cell Diagnostics	Newark, California	Office/manufacturing/warehouse	55,900
Bio-Techne France	Rennes, France	Office/warehouse	11,000
Exosome Diagnostics	Waltham, Massachusetts	Office/manufacturing/warehouse	28,000
R&D Systems	Minneapolis, Minnesota	Office/manufacturing/warehouse	10,700
Asuragen	Austin, Texas	Office/manufacturing/warehouse	47,400

The Company entered into a definitive agreement to lease a 25,000 square foot facility in Dublin, Ireland. Construction is currently underway and once complete, the commencement of the lease will occur. The Company believes the owned and leased properties, inclusive of the leased property in Ireland, are adequate to meet its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

As of August 20, 2021, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Common Stock and Dividends Paid

As of August 20, 2021 there were over 55,000 beneficial shareholders of the Company's common stock and over 90 shareholders of record. The Company paid annual cash dividends totaling $49.6 million, $48.9 million, and $48.4 million in fiscal 2021, 2020, and 2019, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future.

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

Issuer Purchases of Equity Securities

During the years ended June 30, 2021 and June 30, 2020, the Company repurchased 120,000 shares of its common stock at an average share price of $359.82 and 279,381 shares at an average share price of $179.37, respectively. During fiscal 2019, the Board implemented a new repurchase plan, which grants management the discretion to mitigate the dilutive effect of stock option exercises by authorizing repurchase of shares up to the amount of stock returned to the corporation through stock option exercises, beginning with those option exercises occurring in fiscal year 2018. As of June 30, 2021, we have authorization of approximately $63 million that may yet be used to purchase additional shares under our current stock repurchase program.

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company's common stock with the S&P Midcap 400 Index and the S&P 400 MidCap Life Sciences Tools and Services Index.  The comparison assumes $100 was invested on the last trading day before July 1, 2016 in the Company's common stock and in each of the foregoing indices and assumes reinvestment of dividends.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Bio-Techne Corporation, the S&P Midcap 400 Index,
and S&P 400 Mid-Cap Life Sciences Tools and Services Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
6/16
6/17
6/18
6/19
6/20
6/21
Bio-Techne Corporation
S&P Midcap 400
S&P 400 Mid-Cap Life Sciences Tools and Services Index

*$100 invested on 6/30/16 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

RESERVED

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

During our fiscal year 2021, we operated with two operating segments – our Protein Sciences segment and our Diagnostics and Genomics segment. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx® Prostate test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for spatial genomics research and clinical use.

OVERALL RESULTS

Operational Update

For fiscal 2021, consolidated net sales increased 26% as compared to fiscal 2020. Organic growth was 22%, with currency translation and acquisitions having a 3% and 1% impact on revenue respectively. Organic revenue growth was broad based and driven by accelerated momentum of the Company's long-term growth strategy as well as customer site closures in the latter half of fiscal 2020 due to the COVID-19 pandemic.

For fiscal 2021, consolidated earnings, including non-controlling interest, decreased 39% compared to fiscal 2020. The decrease in earnings was primarily due to a non-operating loss of approximately $67.9 million on our ChemoCentryx investment, compared to a gain on investment of $137 million in the last fiscal year. After adjusting for acquisition related costs, intangibles amortization, stock-based compensation, restructuring costs, the loss on investment, certain income tax items in both years, and non-controlling interest, adjusted net earnings increased 52% in fiscal 2021 as compared to fiscal 2020. Adjusted earnings growth was driven by volume leverage, operational productivity, and product mix.

For fiscal 2020, consolidated net sales increased 4% as compared to fiscal 2019. Organic growth was 4%, with currency translation and acquisitions having an immaterial impact on revenue. The Company experienced broad-based organic revenue growth in most major geographic regions and end-markets prior to the onset of the COVID-19 pandemic. This broad-based organic growth was partially offset by the negative impacts associated with the COVID-19 pandemic experienced by the Company in the latter half of fiscal year 2020.

For fiscal 2020, consolidated earnings, including non-controlling interest, increased 139% compared to fiscal 2019. The increase in earnings was primarily due to a non-operating gain of approximately $137 million on our ChemoCentryx investment and a gain of approximately $7 million on the settlement of the escrow balance associated with the Exosome acquisition. After adjusting for acquisition related costs, stock-based compensation, and certain income tax items in both years, adjusted net earnings increased 2% in fiscal 2020 as compared to fiscal 2019. Adjusted earnings growth was driven by volume leverage, which was partially offset by business impacts associated with the COVID-19 pandemic.

COVID-19 Business Update

The global spread of COVID-19 in the past 18 months has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments have taken and are taking to mitigate the spread of the virus and to manage its impact. While a number of vaccines developed in response to the pandemic appear to be effective in mitigating spread of the disease, we continue to actively monitor the pandemic on a global scale.  We have taken and intend to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business (including but not limited to our employees, customers, business partners, manufacturing capabilities and capacity, and supply and distribution channels) posed by the spread of COVID-19 and the governmental and community responses thereto.

The Company has responded to the pandemic by leveraging our deep product portfolio and scientific expertise to develop robust COVID-19 product and service offerings providing critical support for both clinical care and therapeutic development. While our sales related to COVID-19 specific products have been modest, fiscal 2021 growth benefited from the reopening of customer sites initially closed in the latter half of fiscal 2021 and our ongoing efforts to utilize our portfolio of products and services to enable solutions for this evolving pandemic.

We are unable to forecast the impact of COVID-19 on future revenue given the uncertainty that some customer sites may close again due to increases in COVID-19 cases occurring in their region and over the duration of the COVID-19 pandemic, especially if current vaccines prove to be ineffective against new strains of the Coronavirus that may develop over time. We anticipate a positive long-term outlook for sales growth resulting from expected future funding increases within life-science research in response to the current pandemic. Similar to current periods, we anticipate the impact on EPS to be similar to that of sales growth.

The Company remains in a strong financial position with sufficient available cash as well as access to additional funding, if necessary, through our long-term debt agreement. We did not experience any material changes to our June 30, 2021 nor our June 30, 2020 Balance Sheet, resulting from COVID-19 for items such as additional reserves or asset impairments resulting from the pandemic.

The Company has remained fully operational as we abided by local COVID-19 safety regulations across the world this past year. As the pandemic has eased, in most locations we will be returning all employees to on site work, although in certain instances we will continue to operate with appropriate safety measures, including staggered shifts, social distancing and hygiene best practices recommended by public health officials.  In addition, the Company has taken and will continue to take additional steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.

RESULTS OF OPERATIONS

Net Sales

Consolidated organic net sales exclude the impact of companies acquired during the first 12 months post-acquisition and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily the euro, British pound sterling, and Chinese yuan) into U.S. dollars.

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2021	2020	2019

Organic sales growth	22%	4%	10%
Acquisitions sales growth	1%	0%	2%
Impact of foreign currency fluctuations	3%	0%	(1)%
Consolidated net sales growth	26%	4%	11%

Consolidated net sales by segment were as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019

Protein Sciences	$704,564	$555,352	$543,159
Diagnostics and Genomics	227,744	184,549	171,674
Intersegment	(1,276)	(1,210)	(827)
Consolidated net sales	$931,032	$738,691	$714,006

In fiscal 2021, Protein Sciences segment net sales increased 27% compared to fiscal 2020. Organic growth for the segment was 24% for the fiscal year, with foreign currency translation having a favorable impact of 3%, and acquisitions contributing an immaterial amount.

Overall segment growth was driven by continued market acceptance of our portfolio of productivity enhancing solutions across end-markets and geographies combined with the reopening of customer sites that were closed in the latter half of fiscal 2020 due to COVID-19.

In fiscal 2021, Diagnostics and Genomics segment net sales increased 23% compared to fiscal 2020. Organic growth was 18% with acquisitions and foreign currency having a favorable impact of 4% and 1% impact on revenue, respectively.

Overall segment revenue growth was broad based across product lines and geographies.  RNAscope products had an exceptional year in both the Academia and Bio-Pharma end markets, while the Exosome product line also provided year over year growth despite navigating limitations and/or customer avoidance of non-essential medical procedures throughout fiscal 2021 associated with the COVID-19 pandemic.

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

Overall segment revenue growth was driven by strong performance in our ExoDx Prostate Test, RNAscope, hematology, and assay development products lines prior to the onset of the COVID-19 pandemic. The closure of academic site labs and limitation of non-essential medical procedures resulting from the COVID-19 pandemic significantly impacted sales of our RNAscope product line and our ExoDx Prostate Test, respectively, in the latter portion of the fiscal year. These negative sales impacts were partially offset through growth in supplying specialty diagnostic antibodies and other raw materials to COVID-19 testing manufacturers.

Gross Margins

Consolidated gross margins were 68.0%, 65.4%, and 66.3% in fiscal 2021, 2020, and 2019. Consolidated gross margins were positively impacted as a result of broad based revenue growth and cost management. Excluding the impact of acquired inventory sold, amortization of intangibles, and stock compensation expense, adjusted gross margins were 72.2%, 70.3%, and 71.5% in fiscal 2021, 2020, and 2019 respectively. Fiscal 2021 adjusted gross margin was positively impacted by volume leverage and product mix when compared to fiscal 2020 and fiscal 2019.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Year Ended June 30,
	2021	2020	2019

Consolidated gross margin percentage	68.0%	65.4%	66.3%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.2%	-%	0.5%
Amortization of intangibles	3.8%	4.7%	4.7%
Stock compensation expense - COGS	0.2%	0.2%	-%
Non-GAAP adjusted gross margin percentage	72.2%	70.3%	71.5%

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

Management uses adjusted operating results to monitor and evaluate performance of the Company’s two segments. Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2021	2020	2019

Protein Sciences	76.0%	75.0%	76.8%
Diagnostics and Genomics	60.5%	55.6%	54.4%

The changes in the Protein Sciences segment’s gross margin percentage for fiscal 2021 as compared to fiscal 2020 and 2019 was primarily attributable to mix of product sales within the segment.

The increase in Diagnostics and Genomics in gross margin for fiscal 2021 as compared to fiscal 2020 was primarily due to volume leverage. The increase in Diagnostics and Genomics in gross margin for fiscal 2020 as compared to fiscal 2019 was primarily due to volume leverage, operational productivity, and revenue growth against a similar cost base in recent acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $64.4 million (25%) in fiscal 2021 when compared to fiscal 2020. Selling, general, and administrative expenses increased primarily due to investments made by the Company to support volume growth within each of the segments as well as additional expenses related to the acquisition of Asuragen, Inc.

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

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2021	2020	2019

Protein Sciences	$159,489	$138,792	$135,513
Diagnostics and Genomics	75,160	65,407	61,646
Total segment expenses	234,649	204,199	197,159
Amortization of intangibles	27,788	26,358	25,210
Acquisition related expenses	7,097	415	2,282
Gain on escrow litigation	-	(7,159)	-
Restructuring costs	142	87	-
Stock-based compensation	50,200	32,667	33,057
Corporate selling, general and administrative expenses	5,075	4,016	6,651
Total selling, general and administrative expenses	$324,951	$260,583	$264,359

Research and Development Expenses

Research and development expenses increased $5.4 million (8%) and $2.8 million (4%) in fiscal 2021 and 2020, respectively, as compared to prior year periods. The increase in research and development expenses in fiscal 2021 as compared to fiscal 2020 was primarily attributable to continued investment in future growth platforms of the Company and recent acquisitions. The increase in research and development expenses in fiscal 2020 as compared to fiscal 2019 was primarily attributable to continued investment in future growth platforms of the Company, recent acquisitions, and the development of new COVID-19 products.

	Year Ended June 30,
	2021	2020	2019

Protein Sciences	$46,361	$43,022	$40,735
Diagnostics and Genomics	24,242	22,170	21,678
Total segment expenses	70,603	65,192	62,413
Unallocated corporate expenses	-	-	-
Total research and development expenses	$70,603	$65,192	$62,413

Net Interest Income / (Expense)

Net interest income/(expense) for fiscal 2021, 2020, and 2019 was $(13.5) million, $(18.6) million, and $(21.1) million, respectively. Net interest expense in fiscal 2021 decreased when compared to fiscal 2020 due to a reduction in our average long-term debt, which coincided with a reduction in the notional amount on our variable interest derivative. Net interest expense in fiscal 2020 decreased when compared to fiscal 2019 due to a reduction in our average long-term debt.

Other Non-Operating Expense, Net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company's gains and losses on investments as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019

Foreign currency gains (losses)	$(6,650)	$1,703	$(455)
Rental income	1,036	1,140	1,141
Real estate taxes, depreciation and utilities	(1,845)	(1,915)	(1,897)
Gain (loss) on investment	(68,047)	137,508	(12,370)
Miscellaneous (expense) income	(136)	(786)	13
Other non-operating income (expense), net	$(75,642)	$137,650	$(13,568)

During fiscal 2021, the Company recognized losses of $67.9 million related to changes in fair value associated with changes in the stock price of our ChemoCentryx, Inc. (CCXI) investment.

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

Income Taxes

Income taxes for fiscal 2021, 2020, and 2019 were at effective rates of 5.8%, 17.1%, and 14.2%, respectively, of consolidated earnings before income taxes. The change in the effective tax rate was driven by discrete tax items. The Company's discrete tax benefits in fiscal 2021 primarily related to share-based compensation excess tax benefits of $28.1 million. The Company's discrete tax benefits in fiscal 2020 primarily related to share-based compensation excess tax benefits of $17.7 million. The Company's discrete tax benefits in fiscal 2019 primarily related to share-based compensation excess tax benefits of $7.2 million, $3.2 million related to deductible acquisition payments made to employees and third parties, and $2.0 million for tax refunds relating to certain state apportionments.

Net Earnings

Non-GAAP adjusted consolidated net earnings and earnings per share are as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019

Earnings before taxes - GAAP	$148,175	$276,477	$112,015
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	1,565	-	3,739
Amortization of intangibles	64,239	60,865	58,550
Acquisition related expenses	7,489	793	2,656
Gain on escrow settlement	-	(7,170)	-
Restructuring costs	142	87	-
Stock-based compensation, inclusive of employer taxes	51,846	34,262	33,057
Realized (gain) loss on investments and other	68,391	(136,716)	12,370
Impact of non-controlling interest (pre-tax)	680	-	-
Earnings before taxes - Adjusted	$342,527	$228,598	$222,387

Non-GAAP tax rate	20.2%	21.6%	21.1%
Non-GAAP tax expense	69,334	49,280	46,931

Non-GAAP adjusted net earnings attributable to Bio-Techne	$273,193	179,318	175,456

Earnings per share - diluted - Adjusted	6.75	4.55	4.51

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the periods ended June 30, 2021, 2020, and 2019.

	Year Ended June 30,
	2021	2020	2019

GAAP effective tax rate	5.8%	17.1%	14.2%
Discrete items	19.0	7.0	11.2
Long-term GAAP tax rate	24.8%	24.1%	25.4

Rate impact items
Stock based compensation	(5.7)%	(2.4)%	(4.8)%
Acquisition costs	(0.2)	0.4	0.5
Change in fair value of investments	0.5	(0.4)	-
Other	0.8	(0.1)	-
Total rate impact items	(4.6)%	(2.5)%	(4.3)%

Non-GAAP tax rate	20.2%	21.6%	21.1%

Refer to Note 11 for additional discussion relating to the change in discrete tax items between fiscal 2021 and fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2021 were $231.6 million compared to $270.9 million at June 30, 2020. Included in available-for-sale investments at June 30, 2021 and June 30, 2020 was the fair value of the Company's investment in CCXI of $20.0 million and $87.8 million, respectively.

At June 30, 2021, approximately 12% of the Company's cash and equivalent account balances of $199.1 million were located in the U.S., with the remainder located in primarily in Canada, China, the U.K. and other European countries.

At June 30, 2021, approximately 61% of the Company's available-for-sale investment account balances of $32.5 million were located in the U.S., with the remaining 39% in China.

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

Cash Flows From Operating Activities

The Company generated cash from operations of $352.2 million, $205.2 million, and $181.6 million in fiscal 2021, 2020, and 2019 respectively. The increase in cash generated from operating activities in fiscal 2021 as compared to fiscal 2020 was mainly a result of an increase in year over year operating income of $79.9 million and a $29.3 million benefit to operating cash from year-over-year changes in operating assets and liabilities as well as a non-cash stock-based compensation expense of $16.6 million. The increase in cash generated from operating activities in fiscal 2020 as compared to fiscal 2019 was mainly a result of higher GAAP earnings and lower accounts receivable balances in fiscal 2020, which were partially offset by the gain on investments included within earnings.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. The Company acquired Eminence Biotechnology and Asuragen, Inc. during fiscal year 2021 for a total of approximately $225.4 million, net of cash acquired. The Company did not make any acquisitions in fiscal 2020. Net cash paid for acquisitions of Quad, Exosome, and B-MoGen was $289.5 million in fiscal 2019.

The Company's net proceeds (outflow) from the purchase, sale and maturity of available-for-sale investments in fiscal 2021, 2020, and 2019 were $26.7 million, $76.9, and ($21.9 million) million, respectively. The decrease in fiscal 2021 compared to fiscal 2020 was driven by the sale of a portion of the CCXI investment in fiscal year 2020, which did not reoccur in fiscal year 2021. The increase in fiscal 2020 compared to fiscal 2019 was driven by the sale of a portion of the Company’s investment in CCXI in fiscal 2020.The Company's investment policy is to place excess cash in certificates of deposit with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions in fiscal year 2021, 2020, and 2019 were $44.3 million, $51.7 million, and $25.4 million. Fiscal 2021 capital expenditures related to investments in new buildings, in particular, the Company's GMP manufacturing facility. Capital additions planned for fiscal 2022 are approximately $68.4 million and are expected to be financed through currently available cash and cash generated from operations. Increase in expected additions in fiscal 2022 is related to increasing capacity to meet expected sales growth across the Company and reduced expenditures in the comparable period, fiscal year 2021, due to the COVID-19 pandemic.

Cash Flows From Financing Activities

In fiscal 2021, 2020, and 2019, the Company paid cash dividends of $49.6 million, $48.9 million, $48.4 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $65.1 million, $71.0 million, $38.0 million, for the exercise of options for 627,000, 743,000, 382,000 shares of common stock in fiscal 2021, 2020 and 2019, respectively.

During fiscal 2021, 2020, and 2019, the Company repurchased $43.2 million, $50.1 million, and $15.4 million, respectively, in share repurchases included as a cash outflow within Financing Activities.

During fiscal 2021, 2020, and 2019, the Company drew $256.0 million, $40.0 million, and $580.0 million, respectively, under its revolving line-of-credit facility. Repayments of $271.5 million, $188.5 million, and $413.5 million were made on its line-of-credit in fiscal 2021, 2020, and 2019, respectively.

During fiscal 2021, there were no payments related to contingent consideration classified as financing activities. The Company made $0.3 million in contingent consideration payments, which were classified within operating activities. During fiscal 2020, the Company made $4.4 million ($4 million for Quad and $0.4 million for B-MoGen) in cash payments towards the Quad, Exosome, and B-MoGen contingent consideration liabilities. Of the $4.4 million in total payments, $3.4 million is classified as financing on the statement of cash flows. The remaining $1 million is recorded as operating on the statement of cash flows as it represents the consideration liability that exceeds the amount of the contingent consideration liability recognized at the acquisition date. During fiscal 2019, the Company made no cash payments towards the Quad, Exosome, and B-MoGen contingent consideration liabilities.

During fiscal 2021 and 2020, the Company paid $19.3 million and $3.8 million, respectively, for net share settlements. During fiscal 2019, other financial activities includes payments for net share settlements as well as the final payment of $1.4 million related to Eurocell. This is included as a cash outflow within the other financing activities line of the consolidated statements of cash flows.

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

The fair value of acquired technology is generally the primary asset identified and therefore estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as Trade Names and in-process research and development, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The Trade Name is generally calculated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the technology to estimate the royalty savings. In-process research and development assets are valued using the multi-period excess earnings method when the cash flows from the in-process research and development assets are separately identifiable from the primary asset. In circumstances that Customer Relationship assets are identified that are not the primary asset, they are valued using the distributor model income approach, which isolates revenues and cash flow associated with the sales and distribution function of the entity and attributable to customer-related assets, which are then discounted at a rate of return commensurate with the risk of the asset to calculate a present value.

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

Impairment of Goodwill

Goodwill

Goodwill was $843.1 million as of June 30, 2021, which represented 37.3% of total assets. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year, or more frequently if events occur or circumstances change that could indicate a possible impairment.

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

2021 Goodwill Impairment Analyses

In completing our 2021 annual goodwill impairment analyses, we elected to perform a quantitative assessment for each of our five reporting units. A quantitative assessment involves comparing the carrying value of the reporting unit, including goodwill, to its estimated fair value. Carrying value is based on the assets and liabilities associated with the operations of the reporting unit, which often requires the allocation of shared or corporate items among reporting units. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value of a reporting unit exceeds the fair value of the reporting unit. In determining the fair values of our reporting units, we utilized the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue and applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items.

Because our 2021 quantitative analyses included all of our reporting units, the summation of our reporting units' fair values, as indicated by our discounted cash flow calculations, were compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units.

The quantitative assessment completed as of April 1, 2021 indicated that all of the reporting units had a substantial amount of headroom. Accordingly, the Company determined there was no indication of impairment of goodwill in our annual goodwill impairment analysis. Further, no triggering events were identified in the year ended June 30, 2021 that would require an additional goodwill impairment assessment beyond our required annual goodwill impairment assessment.

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

2019 Goodwill Impairment Analyses

At the beginning of the quarter ended March 31, 2019, the Company realigned the management of certain business processes between reporting units within the same segment. A goodwill allocation was performed between the impacted reporting units based on the relative fair value of the processes realigned. In conjunction with the realignment, a quantitative goodwill impairment assessment was performed both prior to and subsequent to the realignment. The quantitative impairment assessments performed utilized a consistent process with our fiscal 2021 quantitative goodwill impairment assessment described above. The quantitative assessment indicated that all of the impacted reporting units had substantial headroom both prior to and subsequent to the realignment. This impairment assessment performed was sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units.

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

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during fiscal 2021 and those not yet adopted can be found under caption “Note 1: Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements appear in Item 8 of this report.

SUBSEQUENT EVENTS

None

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●	Organic growth
●	Adjusted gross margin
●	Adjusted operating margin
●	Adjusted net earnings
●	Adjusted effective tax rate

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

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude stock-based compensation, the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, acquisition related expenses inclusive of the changes in fair value of contingent consideration, and other non-recurring items including non-recurring costs and gains. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses inclusive of the changes in fair value contingent consideration, and other non-recurring items including gains or losses on legal settlements and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 31% of the Company's consolidated net sales in fiscal 2021 were made in foreign currencies, including  13% in euro, 5% in British pound sterling, 7% in Chinese yuan and the remaining 6% in other currencies. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro, British pound sterling, Chinese yuan and Canadian dollar as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro, British pound sterling, Chinese yuan, Canadian dollar and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2021	2020	2019
Euro:
High	$1.23	$1.12	$1.17
Low	1.16	1.09	1.12
Average	1.20	1.11	1.14
British pound sterling:
High	$1.42	$1.32	$1.32
Low	1.29	1.22	1.27
Average	1.35	1.26	1.29
Chinese yuan:
High	$0.16	$0.15	$0.15
Low	0.14	0.14	0.14
Average	0.15	0.14	0.15
Canadian dollar:
High	$0.83	$0.77	$0.77
Low	0.75	0.71	0.74
Average	0.78	0.74	0.76

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2021 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of 2021 earnings into U.S. dollars	$4,456
Decrease in translation of net assets of foreign subsidiaries	56,008
Additional transaction losses	1,755

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries
(in thousands, except per share data)

	Year Ended June 30,
	2021	2020	2019

Net sales	$931,032	$738,691	$714,006
Cost of sales	298,182	255,497	240,515
Gross margin	632,850	483,194	473,491

Operating expenses:
Selling, general and administrative	324,951	260,583	264,359
Research and development	70,603	65,192	62,413
Total operating expenses	395,554	325,775	326,772
Operating income	237,296	157,419	146,719

Other income (expense):
Interest expense	(13,952)	(19,197)	(21,705)
Interest income	473	605	569
Other non-operating income (expense), net	(75,642)	137,650	(13,568)
Total other income (expense), net	(89,121)	119,058	(34,704)
Earnings before income taxes	148,175	276,477	112,015
Income taxes (benefit)	8,590	47,181	15,943
Net earnings, including noncontrolling interest	139,585	229,296	96,072
Net earnings (loss) attributable to noncontrolling interest	(825)	-	-
Net earnings attributable to Bio-Techne	140,410	229,296	96,072
Other comprehensive income (loss):
Foreign currency translation adjustments	32,951	(9,963)	(4,487)
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8.	7,060	(3,715)	(9,537)
Other comprehensive income (loss)	40,011	(13,678)	(14,024)
Other comprehensive income (loss) attributable to noncontrolling interest	103	-	-
	39,908	(13,678)	(14,024)
Comprehensive income attributable to Bio-Techne	$180,318	215,618	$82,048

Earnings per share:
Basic	$3.62	$6.00	$2.54
Diluted	$3.47	$5.82	$2.47

Weighted average common shares outstanding:
Basic	38,747	38,201	37,781
Diluted	40,483	39,401	38,892

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries
(in thousands, except share and per share data)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$199,091	$146,625
Short-term available-for-sale investments	32,463	124,268
Accounts receivable, less allowance for doubtful accounts of $1,229 and $775, respectively	145,385	122,534
Inventories	116,748	103,152
Other current assets	16,919	24,341
Total current assets	510,606	520,920

Property and equipment, net	207,907	176,829
Right of use asset	73,834	71,465
Goodwill	843,067	728,308
Intangible assets, net	615,968	516,545
Other assets	11,575	13,522
Total assets	$2,262,957	$2,027,589
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$29,384	$23,090
Salaries, wages and related accruals	51,294	31,087
Accrued expenses	15,282	9,093
Contract liabilities	18,995	13,049
Income taxes payable	5,336	2,376
Operating lease liabilities - current	11,602	9,535
Contingent consideration payable	4,000	5,938
Current portion of long-term debt obligations	12,500	12,500
Other current liabilities	3,891	-
Total current liabilities	152,284	106,668

Deferred income taxes	93,125	101,090
Long-term debt obligations	328,827	344,243
Long-term contingent consideration payable	25,400	199
Operating lease liabilities	67,625	67,248
Other long-term liabilities	24,462	26,949
Bio-Techne's shareholders' equity:

Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 a share; authorized 100,000,000 shares; issued and outstanding 38,955,484 and 38,453,046 shares, respectively	390	385
Additional paid-in capital	534,411	420,536
Retained earnings	1,085,461	1,057,470
Accumulated other comprehensive loss	(57,291)	(97,199)
Total Bio-Techne shareholders' equity	1,562,971	1,381,192
Noncontrolling interest	8,263	-
Total shareholders' equity	1,571,234	1,381,192
Total liabilities and shareholders’ equity	$2,262,957	$2,027,589

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Bio-Techne Corporation and Subsidiaries
(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling Interest
	Shares	Amount	Capital	Earnings	Income(Loss)		Total

Balances at June 30, 2018	37,608	$376	$246,568	$876,931	$(44,814)	$-	$1,079,061
Cumulative effect adjustments due to adoption of new accounting standards and other				25,276	(24,682)		594
Net earnings				96,072			96,072
Other comprehensive income (loss)					(14,024)		(14,024)
Share repurchases	(95)	(1)		(15,404)			(15,405)
Common stock issued for exercise of options	382	4	36,272				36,276
Common stock issued for restricted stock awards	29	-		(2,575)			(2,575)
Cash dividends				(48,366)			(48,364)
Stock-based compensation expense			31,775				31,775
Common stock issued to employee stock purchase plan	10	-	1,676				1,676
Employee stock purchase plan expense			505				505
Balances at June 30, 2019	37,934	$379	$316,797	$931,934	$(83,521)	$-	$1,165,589
Cumulative effect adjustments due to adoption of new accounting standards and other				(879)			(879)
Net earnings				229,296			229,296
Other comprehensive income (loss)					(13,678)		(13,678)
Share repurchases	(279)	(3)		(50,109)			(50,112)
Surrender and retirement of stock to exercise option	(2)	-	(400)				(400)
Common stock issued for exercise of options	730	7	69,461	(1,642)			67,826
Common stock issued for restricted stock awards	56	1	(1)	(2,229)			(2,228)
Cash dividends				(48,902)			(48,902)
Stock-based compensation expense			31,932				31,932
Common stock issued to employee stock purchase plan	14	-	2,312				2,312
Employee stock purchase plan expense			435				435
Balances at June 30, 2020	38,453	$385	$420,536	$1,057,470	$(97,199)	$-	$1,381,192
Cumulative effect adjustments due to adoption of new accounting standards and other				(276)			(276)
Non-controlling interest in Eminence						8,985	8,985
Net earnings				140,410		(825)	139,585
Other comprehensive income (loss)					39,908	103	40,011
Share repurchases	(120)	(1)		(43,177)			(43,178)
Common stock issued for exercise of options	573	6	62,102	(12,287)			49,821
Common stock issued for restricted stock awards	38	0	(0)	(7,057)			(7,057)
Cash dividends				(49,622)			(49,622)
Stock-based compensation expense			48,065				48,065
Common stock issued to employee stock purchase plan	11	0	2,791				2,791
Employee stock purchase plan expense			917				917
Balances at June 30, 2021	38,955	$390	$534,411	$1,085,461	$(57,291)	$8,263	$1,571,234

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net earnings, including non-controlling interest	$139,585	$229,296	$96,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87,747	82,737	78,171
Costs recognized on sale of acquired inventory	1,565	-	3,739
Deferred income taxes	(27,431)	13,130	(13,582)
Stock-based compensation expense	48,982	32,367	32,280
Fair value adjustment to contingent consideration payable	5,300	(905)	(2,000)
Contingent consideration payments	(337)	(958)	-
(Gain) Loss on investment, net	-	-	(3,702)
Fair value adjustment on available for sale investments	67,879	(137,527)	16,067
Leases, net	75	225	-
Gain on escrow settlement	-	(7,170)	-
Other operating activity	(464)	(732)	2,325
Change in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(15,549)	6,556	(15,000)
Inventories	(7,140)	(14,861)	(13,647)
Prepaid expenses	(1,101)	(2,605)	(698)
Trade accounts payable and accrued expenses	19,091	10,343	6,101
Salaries, wages and related accruals	20,536	2,552	5,013
Income taxes payable	13,426	(7,231)	(9,520)
Net cash provided by operating activities	352,164	205,217	181,619

Cash flows from investing activities:
Proceeds from sale and maturities of available-for-sale investments	66,377	147,120	21,579
Purchase of available-for-sale investments	(39,684)	(70,187)	(43,475)
Additions to property and equipment	(44,301)	(51,744)	(25,411)
Acquisitions, net of cash acquired	(225,352)	-	(289,492)
Investment in unconsolidated entity, net	(556)	1,906	-
Other investing activities	-	-	-
Net cash provided by (used in) investing activities	(243,516)	27,095	(336,799)

Cash flows from financing activities:
Cash dividends	(49,622)	(48,902)	(48,364)
Proceeds from stock option exercises	65,092	70,983	37,950
Re-purchases of common stock	(43,178)	(50,112)	(15,405)
Borrowings under line-of-credit agreement	256,000	40,000	580,000
Payments on line-of-credit	(271,500)	(188,500)	(413,500)
Contingent consideration payments	-	(3,400)	-
Other financing activities	(19,343)	(3,872)	(6,297)
Net cash provided by (used in) financing activities	(62,551)	(183,802)	134,384

Effect of exchange rate changes on cash and cash equivalents	6,369	(2,771)	(308)
Net change in cash and cash equivalents	52,466	45,739	(21,104)
Cash and cash equivalents at beginning of year	146,625	100,886	121,990
Cash and cash equivalents at end of year	$199,091	$146,625	$100,886

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2021, 2020 and 2019

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

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company consolidated our partial acquisition of Eminence in our consolidated financial statements on a one month lag. Refer to Note 4 for additional discussion regarding Eminence.

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

Revenue recognition: The Company adopted ASC 606 - Revenue from Contracts with Customers on July 1, 2018 using the modified retrospective transition approach. ASC 606 provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to Note 2 for additional information regarding our revenue recognition policy under ASC 606.

Research and development: Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

Advertising costs: Advertising expenses were $4.7 million, $4.2 million, and $4.1 million for fiscal 2021, 2020, and 2019 respectively. The Company expenses advertising expenses as incurred.

Income taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Tax positions taken or expected to be taken in a tax return are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Refer to Note 11 for additional information regarding income taxes.

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

Available-for-sale investments: Available-for-sale investments consist of debt instruments with original maturities of generally three months to six months and equity securities. Available-for-sale investments are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair value. Unrealized gains and losses on available-for-sale securities are included within other income (expense) in accordance with ASU 2018-02, which the Company adopted on  July 1, 2018.

Trade accounts receivable and allowances: Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers, and they do not bear interest. They are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. The Company adopted ASU 2016-13 on July 1, 2020, which reflects the expected credit losses on financial instruments within its scope, including trade receivables. When determining the allowances for doubtful accounts, we take several factors into consideration, including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for doubtful accounts are included in selling, general and administrative (SG&A) expense in our consolidated statements of earnings and comprehensive income. The point at which uncollected accounts are written off varies by type of customer. The Company does not have material long-term customer receivables. Refer to the Recently Adopted Accounting Pronouncements section of Note 1 for further details.

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

Contingent Consideration: Contingent Consideration relates to the potential payment for an acquisition that is contingent upon the achievement of the acquired business meeting certain product development milestones and/or certain financial performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred. For potential payments related to financial performance milestones, we use a real option model in calculating the fair value of the contingent consideration liabilities. The assumptions utilized in the calculation based on financial performance milestones include projected revenue and/or EBITDA amounts, volatility and discount rates. For potential payments related to product development milestones, we estimated the fair value based on the probability of achievement of such milestones. The assumptions utilized in the calculation of the acquisition date fair value include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. Contingent consideration is remeasured each reporting period, and subsequent changes in fair value, including accretion for the passage of time, are recognized within selling, general and administrative in the consolidated statement of earnings and comprehensive income.

Intangible assets: Intangible assets are stated at historical cost less accumulated amortization. Amortization expense is generally determined on the straight-line basis over periods ranging from 1 year to 20 years. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events or circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset's remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life.

In conjunction with the Asuragen acquisition that occurred in fiscal year 2021, the Company reassessed the useful life of a tradename from a previous acquisition due to the planned integration and cobranding strategy developed with the most recent transaction.  As a result, the Company accelerated the amortization of the trade name to be consistent with the life used for the Asuragen trade name.  The accelerated amortization resulted in a $1.4 million impact in fiscal 2021, a $5.7 million impact in fiscal years 2022 through 2025, and a $4.3 impact in fiscal year 2026.

In fiscal year 2020, the Company accelerated the amortization of a certain trade name based on the Company's planned integration of the products under that acquired trade name into a legacy brand. The accelerated amortization resulted in $1.3 million in additional amortization expense in fiscal 2020 and $0.6 million in fiscal 2021.

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

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. No other triggering events were identified and no impairments were recorded for property, plant, and equipment or amortizable intangibles during fiscal years 2019, 2020, and 2021.

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

To analyze goodwill for impairment, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business. The Company had five reporting units for our 2021, 2020, and 2019 goodwill impairment assessment performed on April 1 of each of the respective fiscal years, the date of our annual goodwill impairment assessment. Further, the Company elected April 1 as the annual goodwill impairment assessment date for the Asuragen acquisition, acquired on April 6, 2021.

2021 Goodwill Impairment Analyses

In completing our 2021 annual goodwill impairment analyses, we elected to perform a quantitative assessment for all of our reporting units. A quantitative assessment involves comparing the carrying value of the reporting unit, including goodwill, to its estimated fair value. Carrying value is based on the assets and liabilities associated with the operations of the reporting unit, which often requires the allocation of shared or corporate items among reporting units. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value of a reporting unit exceeds the fair value of the reporting unit. In determining the fair values of our reporting units, we utilized the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue and applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value- weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items.

The result of our quantitative assessment indicated that all of the reporting units had a substantial amount of headroom as of April 1, 2021. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit’s results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units. The Company did not identify any triggering events after our annual goodwill impairment through June 30, 2021, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

2020 Goodwill Impairment Analyses

The Company elected to perform a quantitative assessment for all of our reporting units in our 2020 goodwill impairment analysis. The quantitative assessment completed utilized a consistent process and methodology to the 2021 goodwill impairment assessment. The result of our quantitative assessment, where we compared the discounted cash flows of each reporting unit to its carrying value, indicated that all of the reporting units had a substantial amount of headroom as of April 1, 2020. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit’s results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units. The Company did not identify any triggering events after our annual goodwill impairment through June 30, 2020, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. The Company adopted this standard on a prospective basis on July 1, 2020. Accordingly, as of July 1, 2020, the Company will record eligible costs to be capitalized within prepaid assets or other non-current assets depending on the nature of the duration of the asset.

In  March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including LIBOR which is being phased out in 2021, to a new reference rate. The provisions of the ASUs impact contract modifications and other changes that occur while LIBOR is phased out. The Company adopted the optional relief guidance provided within these ASUs in the fourth quarter of fiscal 2021 and continues to monitor its debt and derivative instruments that utilize LIBOR as the reference rate. The adoption of the standard did not impact our financial results for fiscal 2021.

Note 2. Revenue Recognition:

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues consist of extended warranty contracts, post contract support (“PCS”), and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. Service revenues also include laboratory services recognized at a point in time. Prior to fiscal year 2021, the Company has not recognized revenue upon completion of the performance obligation for laboratory services, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. The Company accounted for these services based on cash receipts as we did not have significant historical experience collecting payments from Medicare or other insurance providers and considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Given Medicare coverage for our laboratory services became effective on December 1, 2019, the Company considered that it had sufficient data to estimate variable consideration as of July 1, 2020 for laboratory services that are reimbursed by Medicare. The amount of cash received in fiscal year 2021 for laboratory services reimbursed by Medicare that were performed prior to July 1, 2020 was approximately $0.5 million. The Company continues to record revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration remains constrained. We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance.  The Company's unfulfilled performance obligations for contracts with an original length greater than one year were not material as of June 30, 2021 and June 30, 2020.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over the contract period. Contract assets as of June 30, 2021 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of June 30, 2021 and June 30, 2020 were approximately $20.0 million and $14.2 million, respectively. Contract liabilities as of June 30, 2020 subsequently recognized as revenue during the year ended June 30, 2021 were approximately $10.6 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Year ended June 30,
	2021	2020	2019
Consumables	$751,985	$602,642	$588,979
Instruments	93,782	71,462	67,538
Services	66,416	47,459	38,050
Total product and services revenue, net	912,183	$721,563	694,567
Royalty revenues	18,849	17,128	19,439
Total revenues, net	$931,032	$738,691	$714,006

Revenue by geography is as follows:

	Year Ended June 30,
	2021	2020	2019
Net sales:
United States	$502,080	$404,407	$391,191
EMEA, excluding U.K.	204,264	155,289	155,821
U.K.	40,945	30,411	34,975
APAC, excluding Greater China	69,013	60,362	52,913
Greater China	87,556	68,792	57,799
Rest of world	27,174	19,430	21,307
Total external sales	$931,032	$738,691	$714,006

Note 3. Supplemental Balance Sheet and Cash Flow Information:

Available-For-Sale Investments:

The fair value of the Company's available-for-sale equity investments as of June 30, 2021 and June 30, 2020 were $20.0 million and $87.8 million, respectively. The decrease was due to year-over-year decrease in the stock price of CCXI, which was $13.39 per share at June 30, 2021 compared to $57.54 per share at June 30, 2020. The amortized cost basis of the Company's investment in CCXI was $6.6 million and $6.6 million as of June 30, 2021 and 2020, respectively. The Company's available-for-sale debt securities as of June 30, 2021 and June 30, 2020 were $12.5 million and $36.4 million, respectively. The decrease is due to the timing of debt maturities and cash balances at the balance sheet date.

Inventories:

Inventories consist of (in thousands):

	June 30,
	2021	2020

Raw materials	$55,096	$51,530
Finished goods(1)	67,108	56,268
Inventories, net	$122,204	$107,798

(1) Finished goods inventory of $5,456 and $4,646 is included within other long-term assets in the June 30, 2021 and June 30, 2020 Balance Sheets, respectively, as it forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2021	2020
Cost:
Land	$8,612	$8,516
Buildings and improvements	190,661	184,430
Machinery, equipment and other	198,483	153,704
Property and equipment	397,756	346,650
Accumulated depreciation and amortization	(189,849)	(169,821)
Property and equipment, net	$207,907	$176,829

Intangibles assets were comprised of the following (in thousands):

				June 30,
	Useful Life (years)			2021	2020

Developed technology	9	-	15	$552,160	$434,653
Trade names	2	-	20	147,640	146,713
Customer relationships	7	-	16	232,493	211,750
Patents		10		2,926	2,475
Other intangibles(1)	5	-	15	6,316	-
Definite-lived intangible assets				941,535	795,591
Accumulated amortization				(348,267)	(279,046)
Definite-lived intangibles assets, net				593,268	516,545
In process research and development				22,700	-
Total intangible assets, net				$615,968	$516,545

(1) Increase in other intangibles assets is primarily due to $5.0 million recognized in intangible assets in the first quarter of fiscal 2021 for certain third party patented technology acquired.

Changes to the carrying amount of net intangible assets consist of (in thousands):

	June 30,
	2021	2020

Beginning balance	$516,545	$579,429
Acquisitions (Note 4)	153,311	-
Other additions	5,912	311
Amortization expense	(64,940)	(61,095)
Currency translation	5,140	(2,100)
Ending balance	$615,968	$516,545

Amortization expense related to developed technologies included in cost of sales was $36.5 million, $34.5 million, and $33.3 million in fiscal 2021, 2020, and 2019, respectively. Amortization expense related to trade names, customer relationships, non-compete agreements, and patents included in selling, general and administrative expense was $28.4 million, $26.6 million, and $25.4 million, in fiscal 2021, 2020, and 2019 respectively.

The estimated future amortization expense for intangible assets as of June 30, 2021, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows (in thousands):

2022	$74,482
2023	72,649
2024	69,780
2025	66,523
2026	62,739
Thereafter	247,095
Total	$593,268

Changes in goodwill by segment and in total consist of (in thousands):

	Protein Sciences	Diagnostics & Genomics	Total
June 30, 2019	$377,407	$355,260	$732,667
Acquisitions (Note 4)	(326)	-	(326)
Currency Translation	(4,000)	(31)	(4,031)
June 30, 2020	$373,081	$355,229	$728,310
Acquisitions (Note 4)	7,848	94,970	102,818
Currency translation	11,788	151	11,939
June 30, 2021	$392,717	$450,350	$843,067

Supplemental Cash Flow Information:

Supplemental cash flow information was as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Income taxes paid	$20,952	$41,992	$36,814
Interest paid	13,576	18,615	21,497
Non-cash activities:
Acquisition-related liabilities(1)	23,600	(2,105)	12,600
Other intangibles(2)	4,000	-	-

(1) Consists of holdback payments due at future dates and liabilities for contingent consideration. Amounts disclosed above represent the total non-cash change in the liability from the prior fiscal year. Further information regarding liabilities for contingent consideration can be found in Notes 4 and 5.

(2) $4.0 million of the third party patented technology acquired in fiscal 2021 was a non-cash activity within the consolidated statement of cash flows as a cash payment was not made within the fiscal year ended June 30, 2021.

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

2021 Acquisitions

Eminence Biotechnology

On October 20, 2020, the Company acquired 47.6% of the outstanding equity shares of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) for approximately $9.8 million, net of cash acquired. The fair value of the noncontrolling interest of $9.0 million included in the consolidated balance sheet was a non-cash activity within the statement of cash flows. Eminence is considered a variable interest entity as it is an early stage biotechnology company that required additional funding through a subsequent equity investment, which was used to fund Eminence’s expansion and GMP manufacturing capabilities within China. On April 2, 2021, the Company invested approximately $6 million of additional funding into Eminence, increasing our percentage of outstanding equity shares to 57.4%. The Company was considered the primary beneficiary at the time of initial acquisition given the Company was the largest shareholder coupled with its ability to exercise significant influence over the entity. As of June 30, 2021, the Company’s investment at risk is limited to its $15.8 million in investments.

As Eminence met the criteria for consolidation, the transaction was accounted for in accordance with ASC 805, Business Combinations. In applying ASC 805 to the transaction, the Company has elected to include Eminence in our consolidated financial statements on a one month lag.

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

The allocation of purchase consideration related to Eminence was completed in the fourth quarter of fiscal year 2021. The fair values of the assets acquired and liabilities assumed at acquisition date and the updated final amounts as of June 30, 2021 are as follows (in thousands):

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Final Allocation at June 30, 2021
Current assets, net of cash	$3,145	$-	$3,145
Equipment and other long-term assets	1,639	-	1,639
Intangible assets:
Developed technology	6,778	-	6,778
Customer relationships	2,133	-	2,133
Goodwill	8,811	(963)	7,848
Total assets acquired	22,506	(963)	21,543
Liabilities	1,436	-	1,436
Deferred income taxes, net	2,320	(963)	1,357
Net assets acquired	$18,750	$-	$18,750

Cash paid, net of cash acquired	9,765	-	9,765
Fair value of noncontrolling interest in Eminence	8,985	-	8,985
Net assets acquired	$18,750	$-	$18,750

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

Asuragen, Inc.

On April 6, 2021, the Company acquired all of the ownership interests of Asuragen, Inc. for approximately $216 million, net of cash acquired, plus contingent consideration of up to $105.0 million, subject to certain revenue thresholds. The Asuragen acquisition adds a leading portfolio of best in-class molecular diagnostic and research products, including genetic screening, oncology testing kits, molecular controls, a GMP compliant manufacturing facility, and a CLIA-certified laboratory. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’ product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Diagnostics and Genomics operating segment in the fourth quarter of fiscal year 2021.

The allocation of purchase consideration related to Asuragen Inc is considered preliminary with provisional amounts primarily rel ated to goodwill and income tax assessment of acquired net operating losses. The Company expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations in fiscal year 2021 were approximately $7.1 million and $ 3.4 million, respectively. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date and at June  30, 2021 are as follows (in thousands):

Preliminary allocation at acquisition date and at June 30, 2021
Current assets, net of cash	$10,422
Equipment and other long-term assets	3,762
Intangible assets:
Developed technology	107,000
In-process research and development	22,700
Customer relationships	11,700
Tradenames	2,000
Non-competition agreement	1,000
Goodwill	94,970
Total assets acquired	253,554

Liabilities	4,003
Deferred income taxes, net	15,664
Net assets acquired	$233,887

Cash paid, net of cash acquired	215,587
Contingent consideration payable	18,300
Net assets acquired	$233,887

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's preliminary assessment. The purchase price allocated to developed technology, in-process research and development, and customer relationships was based on management's preliminary forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 14 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 16 years.  The amount recorded for tradenames and the non-competition agreement is being amortized with the expense reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for tradenames and the non-competition agreement is estimated to be 5 years and 3 years, respectively. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

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

Note: As part of the ExosomeDx acquisition, a certain amount of the cash payment was held in escrow. As part of the finalization of the outstanding amounts held in escrow, the Company recognized a gain of $7.2 million during fiscal year 2020 related to returned proceeds and a relief of any future contingent payments as described in Note 5. The gain was recorded within selling, general, and administrative costs in the Consolidated Statement of Comprehensive Income.

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

	B-MoGen Biotechnologies	Exosome Diagnostics	Quad Technologies
Current assets, net of cash	$504	$2,611	$36
Equipment and other long-term assets	269	2,212	228
Intangible assets:
Developed technology	14,000	105,000	12,256
Trade name	-	58,000	-
Customer relationships	400	2,300	-
Goodwill	16,131	105,362	14,481
Total assets acquired	31,304	275,485	27,001

Liabilities	211	3,716	296
Deferred income taxes, net	3,051	16,346	943
Net assets acquired	$28,042	$255,423	$25,762

Cash paid, net of cash acquired	17,448	251,623	20,462
Additional consideration(1)	10,594	3,800	5,300
Net assets acquired	$28,042	$255,423	$25,762

(1)Additional consideration for the B-MoGen acquisition includes a previously held investment of $1.4 million and a gain of approximately $3.7 million recorded on the transaction. The remaining additional consideration for B-MoGen, ExosomeDx, and Quad relate to the opening balance sheet value of contingent consideration.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2021	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$19,963	$18,581	$1,382	$-
Certificates of deposit (2)	12,500	12,500	-	-
Derivative instruments - cash flow hedges	275	-	275	-
Total Assets	$32,738	$31,081	$1,657	$-

Liabilities
Contingent consideration	$29,400	$-	$-	$29,400
Derivative instruments - cash flow hedges	8,376	-	8,376	-
Total Liabilities	$37,776	$-	$8,376	$29,400

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2020	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$87,842	$79,846	$7,996	$-
Certificates of deposit (2)	36,426	36,426	-	-
Total Assets	$124,268	$116,272	$7,996	$-

Liabilities
Contingent consideration	6,137	$-	-	6,137
Derivative instruments - cash flow hedges	17,331	-	17,331	-
Total Liabilities	$23,468	$-	$17,331	$6,137

(1) Included in available-for-sale investments on the balance sheet. The cost basis in the Company's investment in CCXI at June 30, 2021 and June 30, 2020 was $6.6 million and $6.6 million respectively. The Company has a warrant to purchase additional CCXI equity shares which was valued at $1.4 million as of June 30, 2021. The fair value of the warrant as of  June 30, 2020 was $8.0 million

(2) Included in available-for-sale investments on the balance sheet. The certificate of deposits have contractual maturity dates within one year.

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

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on an initial $380 million of notional principal amount. The notional amount decreased by $100 million in   October 2020 and will further decrease by $80 million in   October 2021 and $200 million in   October 2022. In   June 2020, the Company de-designated $80 million of the notional amount set to expire in  October 2020. The net loss associated with the  June 2020 de-designated portion of the derivative instrument was not reclassified into earnings based on the amount of probable variable interest payments to occur within a two month time period of the forecasted hedged transaction. In  December 2020, the Company de-designated an additional $80 million of notional amount set to expire in  October 2021. During fiscal year 2021, the Company recorded a loss in other non-operating income related to variable interest debt payments in certain months on a portion of the de-designated derivative that is not expected to occur. The remaining variable interest payments for the portion of the de-designated derivative were considered probable of occurring and therefore remain in accumulated other comprehensive income as of  June 30, 2021. The fair value of the portion of the de-designated derivative was $0.8 million as of  June 30, 2021, which is recorded within short-term liabilities on the Consolidated Balance Sheet. The fair value of the designated derivative instrument is $7.6 million as of June 30, 2021 and is recorded within other long-term liabilities on the Consolidated Balance Sheet.

In May 2021, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal amount. The effective date of the swap is November 2022 with the full swap maturing in November 2025. The fair value of the derivative instrument was $0.3 million as of June 30, 2021 which is recorded within other long-term assets on the Consolidated Balance Sheet.

Changes in the fair value of the designated hedged instrument are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $8.6 million to interest expense, $0.5 million to non-operating income for the portion of de-designated variable payments considered probable to not occur, and related tax benefits of $2.1 million during the fiscal year ended  June 30, 2021 relating to the cash flow hedge entered into in October 2018. No amounts were reclassified relating to the cash flow hedge entered into in May 2021 as they will be recorded within the effective period of the cash flow hedge.

The Company reclassified $3.5 million, net of taxes, to interest expense during the fiscal year ended  June 30, 2020. The change in the fair value of the de-designated notional hedged amount was not material as of June 30, 2020. The instruments were valued using observable market inputs in active markets and therefore are classified as Level 2 liabilities.

The Company did not reclassify any amounts out of other comprehensive income into interest expense during the fiscal year ended June 30, 2019.

Fair value measurements of contingent consideration

The Company has $29.4 million, which is the fair value, of contingent consideration related to the Asuragen, Quad, and B-MoGen acquisitions. The Company is required to make contingent consideration payments of up to $105.0 million, $51.0  million, and $38.0 million, respectively, as part of these acquisition agreements. The contingent agreement with Asuragen was based on achieving certain revenue thresholds, the contingent agreement with Quad is based on meeting certain product development milestones and revenue thresholds, and the contingent agreement with B-MoGen is based on meeting certain product development milestones and revenue thresholds. The preliminary fair value of the liabilities for the Asuragen acquisition was $18.3 million as discussed in Note 4. The preliminary fair value of the revenue milestone payments was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors.

During the fourth quarter of fiscal 2020, the Company's obligation for potential contingent consideration payments related to the ExosomeDx acquisition were relieved as part of the Company's escrow settlement with the former shareholders of ExosomeDx. As the result of this settlement, the Company reversed an accrual for the fair value of the contingent liability at the date of settlement.

The ultimate settlement of contingent consideration liabilities for the Asuragen, Quad, and B-Mogen acquisitions could deviate from current estimates based on the actual results of the financial measures described above. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	June 30,
	2021	2020

Fair value at the beginning of period	$6,137	$12,600
Purchase price contingent consideration (Note 4)	18,300	-
Payments	(337)	(4,358)
Gain on escrow settlement	-	(1,200)
Change in fair value of contingent consideration	5,300	(905)
Contingent consideration payable	$29,400	$6,137

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

Note 6. Debt and Other Financing Arrangements:

On August 1, 2018, the Company entered into a new uncollateralized revolving line-of-credit and term loan governed by a Credit Agreement (the Credit Agreement). The Credit Agreement provides for a revolving credit facility of $600.0 million, which can be increased by an additional $200.0 million subject to certain conditions, and a term loan of $250.0 million. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement bear interest at a variable rate. The current outstanding debt is based on the Eurodollar Loans term for which the interest rate is calculated as the sum of LIBOR plus an applicable margin. The applicable margin is determined for the total leverage ratio of the Company and updated on a quarterly basis. The annualized fee for any unused portion of the credit facility is currently 12.5 basis points. The Company has recorded $12.5 million of our outstanding borrowings under the Credit Agreement as a current liability in our Consolidated Balance sheet, which represents our required quarterly debt payments to be made in fiscal year 2022.

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. At the closing on August 1, 2018 the company borrowed $250.0 million under the term loan and $330.0 million under the revolving credit facility. As of June 30, 2021 and 2020, the outstanding balance under the Credit Agreement was $341 million and $357 million respectively.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During fiscal year 2021, the Company recognized $3.6 million in variable lease expense in the Consolidated Statements of Earnings and Comprehensive Income.  During fiscal year 2021, the Company also recognized $32.5 million relating to fixed lease expense in the Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of right of use assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of: June 30, 2021
Operating leases:
Operating lease right of use assets(1)	Right of Use Asset	$73,834

Current operating lease liabilities(1)	Operating lease liabilities current	$11,602
Noncurrent operating lease liabilities(1)	Operating lease liabilities	67,625
Total operating lease liabilities		$79,227

Weighted average remaining lease term (in years):		7.97

Weighted average discount rate:		3.93%

(1) The right of use asset, current operating lease liabilities, and noncurrent lease liabilities on the Consolidated Balance Sheet exclude a definitive agreement entered into by the Company in June 2021 for a 25,000 square foot facility in Dublin, Ireland for the next 25 years with annual rental impact of $0.3 million. The lease will commence during fiscal 2022 after construction is completed by the landlord. As the lease has not commenced as of June 30, 2021, the related asset and liability were not recorded.

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the year ended  June 30, 2021 (in thousands):

For the year ended June 30, 2021
Cash amounts paid on operating lease liabilities(1)	$13,492

Right of use assets obtained in exchange for lease liabilities	12,144

(1) Total cash paid for the Company's operating leases during the year ended June 30, 2021 include cash amounts paid on operating lease liabilities and variable lease expenses. Cash flow impacts from right of use assets and lease liabilities are presented net on the cash flow statement in changes in other operating activity.

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

June 30, 2021 Operating Leases
2022	$14,349
2023	13,371
2024	11,840
2025	10,780
2026	10,120
Thereafter	32,331
Total	$92,791
Less: Amounts representing interest	13,564
Total lease obligations	79,227

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (loss):

Supplemental Equity

The Company has declared cash dividends per share of $1.28 in each of the full fiscal years ended  June 30, 2021, June 30, 2020, and June 30, 2019. During the years ended June 30, 2021 and June 30, 2020, the Company repurchased 120,000 shares at an average share price of $359.81 and 279,381 shares at an average share price of $179.37, respectively. The Company's accounting policy is to record the portion of share repurchases in excess of the par value entirely in retained earnings. During fiscal year 2021, 2020 and 2019, the amounts within the Consolidated Statements of Shareholders' Equity for the surrender and retirement of stock to exercise options due to net settlement stock options exercises were not material.

Accumulated Other Comprehensive Income (loss)

Changes in accumulated other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows (in thousands):

	Unrealized Gains (Losses) on Available- for-Sale Investments	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Derivatives Instruments	Total
Balance June 30, 2018	$24,682	$(69,496)	$-	$(44,814)
Cumulative effect adjustment for adoption for ASU 2018-02	2,371	-	-	2,371
Cumulative effect adjustment for adoption for ASU 2016-01	(27,053)	-	-	(27,053)
Other comprehensive income (loss) before reclassifications	-	(4,487)	(9,537)	(14,024)
Balance June 30, 2019	$-	$(73,983)	$(9,537)	$(83,521)
Other comprehensive income (loss) before reclassifications	-	(9,963)	(7,179)	(17,142)
Reclassification from loss on derivatives to interest expense, net of taxes	-	-	3,464	3,464
Balance June 30, 2020	$-	$(83,946)	$(13,253)	$(97,199)
Other comprehensive income (loss) before reclassifications(2)	-	32,848	100	32,948
Reclassification from loss on derivatives to interest expense, net of taxes(1)	-	-	6,960	6,960
Balance June 30, 2021	$-	$(51,098)	$(6,193)	$(57,291)

(1) Gains (losses) on the interest swap will be reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $8,598 to interest expense and $512 to non-operating income relating to variable interest payments that were probable not to occur as further discussed in Note 5 for the fiscal year ended June 30, 2021. The Company also recorded a related tax benefit of $2,150 during fiscal 2021. The Company had deferred tax benefits of $1,908 and $4,058 included in the accumulated other comprehensive income loss as of June 30, 2021 and June 30, 2020, respectively.

(2) Other comprehensive income related to foreign currency translation adjustments in the table above includes the amount attributable to Bio-Techne and excludes the $103 attributable to the non-controlling interest in Eminence.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2021	2020	2019
Earnings per share – basic:
Net earnings, including noncontrolling interest	139,585	229,296	96,072
Less net earnings attributable to noncontrolling interest	(825)	-	-
Net income	$140,410	$229,296	$96,072
Income allocated to participating securities	(86)	(224)	(105)
Income available to common shareholders	$140,324	$229,072	$95,967
Weighted-average shares outstanding – basic	38,747	38,201	37,781
Earnings per share – basic	$3.62	$6.00	$2.54

Earnings per share – diluted:
Net income	$140,410	$229,296	$96,072
Income allocated to participating securities	(86)	(224)	(105)
Income available to common shareholders	$140,324	$229,072	$95,967
Weighted-average shares outstanding – basic	38,747	38,201	37,781
Dilutive effect of stock options and restricted stock units	1,736	1,200	1,111
Weighted-average common shares outstanding – diluted	40,483	39,401	38,892
Earnings per share – diluted	$3.47	$5.82	$2.47

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

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 0.6 million, 0.9 million, and 1.3 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

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

Equity incentive plan: The Company's Second Amended and Restated 2010 Equity Incentive Plan (the Second A&R 2010 Plan) provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There were 7.5 million shares of common stock authorized for grant under the Second A&R 2010 Plan. In October 2020, the shareholders approved an amended and restated incentive plan - the 2020 Equity Incentive Plan. The maximum aggregate number of shares of common stock reserved and available for awards under the Amended Plan is 2,484,202 shares, which includes an additional 1,300,000 shares authorized by the 2020 Equity Incentive Plan. Shares issued after the shareholder meeting are issued under the 2020 Equity Incentive Plan. At June 30, 2021, there were 1.1 million shares of common stock available for grant under the 2020 Equity Incentive Plan. The maximum term of incentive options granted under the 2020 Equity Incentive Plan is ten years. The 2020 Equity Incentive Plan replaced the Company's second A&R 2010 Plan, which had previously amended and restated the Company's Amended and Restate 2010 Equity Incentive Plan (the A&R 2010 Plan). The A&R 2010 Plan had previously replaced the Company's 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Second A&R 2010 Plan and the 1998 Plan (collectively, the Plans) are administered by the Board of Directors and its Executive Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards as of  June 30, 2021 under the 2020 Equity Incentive Plan were 3.7 million.

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2021			2020			2019

Dividend yield		0.24%			0.67%			0.74%
Expected volatility	25%	-	30%	22%	-	24%	20%	-	23%
Risk-free interest rates	0.2%	-	0.7%	1.3%	-	1.9%	2.5%	-	3.0%
Expected lives (years)		4.4			4.0			4.1

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

Stock option activity under the Plans for the three years ended June 30, 2021, consists of the following (shares in thousands):

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Weighted Average Contractual Life (years)

Outstanding at June 30, 2018	3,452	$105.17
Granted	917	173.89
Forfeited	(330)	129.93
Exercised	(383)	95.29
Outstanding at June 30, 2019	3,656	$121.16
Granted	752	190.80
Forfeited	(56)	95.97
Exercised	(743)	157.45
Outstanding at June 30, 2020	3,609	$140.28
Granted	763	277.75
Forfeited	(28)	214.33
Exercised	(627)	112.53
Outstanding at June 30, 2021	3,717	$172.63	$1,031.9	4.1

Exercisable at June 30, 2019:	1,467	98.70
Exercisable at June 30, 2020:	1,564	112.60
Exercisable at June 30, 2021:	1,764	126.44	$571.3	3.0

The weighted average fair value of options granted during fiscal 2021, 2020, and 2019 was $59.75, $37.01, and $34.66 respectively. The total intrinsic value of options exercised during fiscal 2021, 2020, and 2019 were $145.6 million, $99.3 million, and $159.0 million, respectively. The total fair value of options vested during fiscal 2021, 2020, and 2019 were $70.5 million, $71.1 million, and $31.7 million, respectively.

Restricted common stock activity under the Plans for the three years ended June 30, 2021, consists of the following (units in thousands):

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at June 30, 2018	35	$117.39
Granted	15	177.93
Vested	(20)	116.76
Forfeited	-	-
Unvested at June 30, 2019	30	$147.94
Granted	15	193.48
Vested	(18)	142.12
Forfeited	-	-
Unvested at June 30, 2020	28	$177.20
Granted	12	264.73
Vested	(17)	171.64
Forfeited	-	-
Unvested at June 30, 2021	23	$226.07	6.07

The total fair value of restricted shares that vested was $2.8 million for fiscal 2021, $2.5 million for fiscal 2020, and $2.3 million for fiscal 2019.

Restricted stock unit activity under the Plans for the three years ended June 30, 2021, consists of the following (units in thousands):

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at June 30, 2018	148	$117.95
Granted	56	170.96
Vested	(28)	110.86
Forfeited	(36)	143.72
Outstanding at June 30, 2019	139	$134.17
Granted	31	192.08
Vested	(51)	111.07
Forfeited	(3)	155.60
Outstanding at June 30, 2020	116	$159.25
Granted	31	300.78
Vested	(51)	130.18
Forfeited	-	-
Outstanding at June 30, 2021	96	$220.53	5.36

The total fair value of restricted stock units that vested was $6.7 million for fiscal 2021, $5.7 million for fiscal 2020, and $3.1 million for fiscal 2019. The restricted stock units vest over a three-year period.

Stock-based compensation cost, inclusive of payroll taxes, of $46.4 million, $32.4 million, and $32.3 million was included in selling, general and administrative expense in fiscal 2021, 2020 and 2019, respectively. Additionally, stock-based compensation costs, inclusive of payroll taxes, of $1.6 million was included in cost of goods sold in 2021. As of June 30, 2021, there was $37.1 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2022 through 2024 using a 4.6% forfeiture rate. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Employee stock purchase plan: In fiscal year 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 200,000 shares were allocated to the ESPP. The Company recorded expense of $0.9 million, $0.4 million, and $0.5 million for the ESPP in fiscal 2021, 2020, and 2019, respectively.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $3.4 million, $3.2 million, and $2.8 million for the years ended June 30, 2021, 2020, and 2019, respectively. The Company operates defined contribution pension plans for its U.K. employees. The Company has recorded an expense for contributions to the plans of $1.6 million for year ended June 30, 2021 and $1.4 million for each of the years ended June 30,  2020 and 2019.

Performance incentive programs: In fiscal 2021, under certain employment agreements, a Management Incentive Plan, and a business incentive plan, available to executive officers, certain management personnel, and certain other professional employees, the Company recorded cash bonuses of $21.1 million, granted options for 762,761 shares of common stock, issued 11,803 restricted common shares and 30,823 restricted stock units. In fiscal 2020 and fiscal 2019, the Company recorded cash bonuses of $10.5 million and $9.3 million, granted options for 751,499 and 618,898 shares of common stock, and issued 15,398 and 11,279 restricted common stock shares and 30,858 and 25,903 restricted stock, respectively.

Note 11. Income Taxes:

Income before income taxes was comprised of the following (in thousands):

	Year Ended June 30,
	2021	2020	2019
Domestic	$95,662	$245,365	$64,081
Foreign	52,513	31,112	47,934
Income before income taxes	$148,175	$276,477	$112,015

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2021	2020	2019
Taxes on income consist of:
Currently tax provision:
Federal	$15,179	$18,976	$16,090
State	6,681	6,018	544
Foreign	14,743	8,580	13,329
Total current tax provision	36,603	33,574	29,963
Deferred tax provision:
Federal	(20,812)	14,074	(6,903)
State	(4,962)	2,055	(3,977)
Foreign	(2,239)	(2,522)	(3,142)
Total deferred tax provision	(28,013)	13,607	(14,021)
Total income tax provision	$8,590	$47,181	$15,943

The Company’s effective income tax rate for fiscal 2021 was 5.8% vs 17.1% in the prior year. The change in the effective tax rate for fiscal 2021 and 2020 was driven by changes in net discrete tax benefits of $28.1 million and $19.4 million for fiscal year 2021 and 2020, respectively.

The Company's effective income tax rate for fiscal 2020 was 17.1% for fiscal 2020 vs 14.2% in the prior year. The change in the effective tax rate for fiscal 2020 and 2019 were driven by the changes in the net discrete tax benefits $19.4 million and $12.7 million, respectively.

The Company's discrete tax benefits in fiscal 2021 primarily related to share-based compensation excess tax benefits of $28.1 million.

The Company's discrete tax benefits in fiscal 2020 primarily related to share-based compensation excess tax benefits of $17.7 million.

The Company's discrete tax benefits in fiscal 2019 primarily related to share-based compensation excess tax benefits of $7.2 million, $3.2 million related to fiscal 2019 acquisitions, and $2.0 million for tax refunds relating to certain state apportionments.

The Company continues to monitor newly enacted regulations, clarifications, and changes in guidance the Tax Cuts and Jobs Act “Tax Act”, which was enacted on  December 22, 2017. The Company recognizes changes in legislation in the period enacted, which may have a material impact on our effective tax rate in future periods.

The following is a reconciliation of the federal tax calculated at the statutory rate of to the actual income taxes provided:

	Year Ended June 30,
	2021	2020	2019

Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.6	2.3	(1.5)
Research and development tax credit	(1.8)	(0.7)	(1.6)
Contingent consideration adjustment	0.8	(0.2)	(0.4)
Foreign tax rate differences	0.8	(0.2)	0.2
Option exercises	(16.9)	(5.7)	(5.8)
U.S. taxation of foreign earnings	(0.1)	0.9	3.7
Foreign derived intangible income	(5.1)	(0.9)	(2.0)
Executive compensation limitations	6.5	1.6	0.4
Other, net	0.0	(1.0)	0.2
Effective tax rate	5.8%	17.1%	14.2%

Deferred taxes on the Consolidated Balance Sheets consisted of the following temporary differences (in thousands):

	June 30
	2021	2020

Inventory	$6,730	$7,769
Net operating loss carryovers	31,345	25,707
Tax credit carryovers	14,486	9,568
Excess tax basis in equity investments	2,429	2,423
Deferred compensation	11,108	10,755
Derivative - cash flow hedge	1,908	4,058
Lease liability	17,016	16,256
Other	8,526	4,340
Valuation allowance	(6,665)	(7,523)
Deferred tax assets	86,883	73,353

Net unrealized gain on available-for-sale investments	(3,159)	(19,102)
Intangible asset amortization	(150,765)	(128,279)
Depreciation	(9,099)	(10,764)
Right of use asset	(15,868)	(15,118)
Other	(1,117)	(1,180)
Deferred tax liabilities	(180,008)	(174,443)
Net deferred tax liabilities	$(93,125)	$(101,090)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance as of June 30, 2021 was $6.7 million compared to $7.5 million in the prior year.

As of June 30, 2021, the $6.7 million valuation allowance relates to certain foreign and state tax net operating loss and state credit carryforwards that existed at the date the Company acquired Quad, ExosomeDx, ACD, Novus, ProteinSimple and CyVek as well as immaterial amounts generated after the acquisitions. The Company believes it is more likely than not that these tax carryovers will not be realized.

As of June 30, 2021, the Company has federal operating loss carryforwards of approximately $92.1 million and state operating loss carryforwards of $129.6 million from its acquisitions of Asuragen (refer to note 4), Quad, ExosomeDx, ACD, ProteinSimple and CyVek, which are not limited under IRC Section 382. As of June 30, 2021, the Company has foreign net operating loss carryforwards of $13.9 million. The net operating loss carryforwards expire between fiscal 2022 and 2036. The Company has a deferred tax asset of $26.6 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. As of June 30, 2021, the Company has federal and state tax credit carryforwards of $10.1 million and $4.4 million, respectively. The federal tax credit carryforwards expire between 2028 and 2038. The majority of the state credit carryforwards have no expiry date. The Company has a deferred tax asset of $12.6 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

The Company has not recognized a deferred tax liability for unremitted foreign earnings of approximately $223 million from its foreign operations because its subsidiaries have invested or will invest the undistributed earnings indefinitely. The transition tax included as part of the Tax Act resulted in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. The one-time transition tax was based on certain foreign earnings for which earnings have been previously indefinitely reinvested as well as the amount of earnings held in cash and other specified assets.   No additional income taxes have been provided for cumulative unremitted foreign earnings as at this time our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment. If there are policy changes, we would record applicable taxes at that time.

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

The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2021	2020	2019
Beginning balance	$4,297	$5,032	$1,947
Additions due to acquisitions	-	-	900
Additions for tax positions of prior year	4,038	306	2,185
Decrease in unrecognized tax benefits for prior year positions	(778)	(1,041)	-
Settlements	(286)	-	-
Ending balances	$7,271	$4,297	$5,032

Included in the balance of unrecognized tax benefits at June 30, 2021 are potential benefits of $5.2 million that, if recognized, would affect the effective tax rate on income from continuing operations. The amount of interest and penalties recognized on the balance sheet as of June 30, 2021 is not material. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months. It is reasonably possible that the unrecognized tax benefits may decrease by $2.6 million as a result of ongoing discussions with the German tax authorities regarding a historical local matter. The Company files income tax returns in the U.S. federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company's federal returns are subject to tax assessment for 2017 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 12. Segment Information:

The Company operates under two operating segments, Protein Sciences and Diagnostics and Genomics.

The Company's Protein Sciences segment is comprised of the reagent solutions and analytical solutions. These businesses manufacture consumables used for conducting laboratory experiments by both industry and academic scientists within the biotechnology and biomedical life science fields. No customer in the Protein Sciences segment accounted for more than 10% of the segment’s net sales for the years ended June 30, 2021, 2020, and 2019.

The Company's Diagnostics and Genomics segment is comprised of diagnostics reagents, genomics, and our Exosome and Asuragen acquisitions. Diagnostics reagents develops and manufactures a range of controls and calibrators used with diagnostic equipment and as proficiency testing tools, as well as other reagents incorporated into diagnostic kits. Genomics, Exosome, and Asuragen consists of Genomics and Exosome products and sells a portfolio of clinical molecular diagnostic oncology assays, as well as tissue-based in-situ hybridization assays for research in clinical use. No customer in the Diagnostics and Genomics segment accounted for more than 10% of the segment’s net sales for the fiscal years ended June 30, 2021, 2020, and 2019.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2021	2020	2019
Net sales:
Protein Sciences	$704,564	$555,352	$543,159
Diagnostics and Genomics	227,744	184,549	171,674
Intersegment	(1,276)	(1,210)	(827)
Consolidated net sales	$931,032	$738,691	$714,006

Operating Income:
Protein Sciences	$328,837	$234,929	$240,919
Diagnostics and Genomics	38,425	14,965	10,079
Segment operating income	367,262	249,894	250,998
Costs recognized upon sale of acquired inventory	(1,565)	-	(3,739)
Amortization of acquired intangible assets	(64,239)	(60,865)	(58,550)
Gain on escrow settlement	-	7,169	-
Acquisition related expenses	(7,114)	(416)	(2,282)
Restructuring costs	(142)	(87)	-
Stock-based compensation, inclusive of employer taxes	(51,846)	(34,262)	(33,057)
Corporate general, selling and administrative expenses	(5,060)	(4,015)	(6,651)
Consolidated operating income	$237,296	$157,419	$146,719

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

	Year Ended June 30,
	2021	2020	2019
Consumables revenue - Protein Sciences	$557,037	$431,052	$430,655
Consumables revenue - Diagnostics and Genomics	194,948	171,590	158,324
Total consumable revenue	$751,985	$602,642	$588,979

The following is financial information relating to geographic areas (in thousands):

	Year ended June 30,
Long-lived assets:	2021	2020
United States and Canada	$190,501	$162,039
Europe	13,949	13,120
Asia	3,457	1,670
Total long-lived assets	$207,907	$176,829
Intangible assets:
United States and Canada	$594,512	$499,875
Europe	9,369	12,349
Asia	12,087	4,321
Total intangible assets	$615,968	$516,545

Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation and other assets.

Note 13. Subsequent Events:

None

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bio-Techne Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Goodwill impairment analysis for the Exosome reporting unit

As discussed in Note 1 to the consolidated financial statements, the goodwill balance as of June 30, 2021 was $843.1 million, of which $105.4 million related to the Exosome reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. This involves estimating the fair value of the reporting units using a discounted cash flow model.

We identified the evaluation of the goodwill impairment analysis for the Exosome reporting unit as a critical audit matter. There was a high degree of subjectivity in applying and evaluating certain key assumptions used in the discounted cash flow model to estimate the fair value of the Exosome reporting unit. Specifically, the revenue growth rates and the discount rate were challenging to test as they represented subjective determinations of future market and economic conditions. Changes to those assumptions could have had a significant effect on the Company’s assessment of the fair value of the Exosome reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls related to the Company’s determination of the estimated fair value of the Exosome reporting unit, including controls related to the development of the assumptions for the revenue growth rates and discount rate. We performed sensitivity analyses over the revenue growth rate and discount rate assumptions to assess their impact on the Company’s determination that the fair value of the Exosome reporting unit exceeded its carrying value. We evaluated the reasonableness of the Company’s forecasted revenue growth rates for the Exosome reporting unit by comparing the growth rate assumptions to industry related third-party data. We also compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used in the valuation, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

Fair value measurement of the developed technology and in-process research and development intangible assets acquired in the Asuragen acquisition

As discussed in Note 4 to the consolidated financial statements, the Company acquired Asuragen, Inc. (Asuragen) in April 2021, for total consideration of $233.9 million, net of cash acquired. As a result of the acquisition, the Company recognized intangible assets of $144.4 million, including developed technology of $107.0 million and in-process research and development (IPR&D) of $22.7 million.

We identified the assessment of the fair value measurement of the acquired developed technology and IPR&D as a critical audit matter. There was a high degree of subjectivity in applying and evaluating certain key assumptions used to estimate the fair value of the acquired developed technology and IPR&D. Specifically, the revenue growth rates and the discount rates were challenging to test as they represented subjective determinations of future market and economic conditions. Changes to those assumptions could have had a significant effect on the determination of the fair value measurements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the assumptions for the revenue growth rates and discount rates. We performed sensitivity analyses over the revenue growth rates to assess the impact of changes in those assumptions on the Company’s determination of the fair value of the developed technology and IPR&D. We evaluated the reasonableness of the Company’s forecasted revenue growth rates used to determine forecasted revenues by comparing them to historical results and industry related third-party data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the discount rates used by the Company by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities

●	testing the estimate of the fair value of the intangible assets acquired using the Company’s cash flow forecasts and discount rates, and comparing the results to the Company’s fair value estimates.

Initial fair value measurement of the contingent consideration liability related to the Asuragen acquisition

As discussed in Note 4 to the consolidated financial statements, the initial fair value of the contingent consideration liability for the Asuragen acquisition was $18.3 million. The contingent consideration liability is recorded at fair value and remeasured each reporting period, with a maximum payout of $105.0 million upon achievement of certain revenue targets through calendar year 2023.

We identified the assessment of the initial fair value measurement of the contingent consideration liability as a critical audit matter. There was a high degree of subjectivity in applying and evaluating certain key assumptions used to estimate the initial fair value of the contingent consideration liability. Specifically, the revenue growth rates, volatility, and discount rate were challenging to test as they represented subjective determinations of future market and economic conditions. Changes to those assumptions could have had a significant effect on the determination of the initial fair value of the contingent consideration liability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the assumptions for the revenue growth rates, volatility, and discount rate. We performed sensitivity analyses over the future revenue growth rates to assess the impact of changes in those assumptions on the Company’s determination of the initial fair value of the contingent consideration liability. We evaluated the reasonableness of the Company’s forecasted revenue growth rates used to determine forecasted revenues by comparing them to historical results and industry related third-party data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●

evaluating the Company’s volatility and discount rate, by comparing the Company’s inputs to the volatility and the discount rate to publicly available market data for comparable entities, and assessing the resulting volatility and discount rate

●

testing the estimate of the initial fair value of the contingent consideration liability using the Company’s forecasted revenues, volatility, and the discount rate, and comparing the results to the Company’s initial fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Minneapolis, Minnesota
August 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Bio-Techne Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Bio-Techne Corporation and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021,and the related notes (collectively, the consolidated financial statements), and our report dated August 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Asuragen, Inc. and a controlling interest in Eminence Biotechnology during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, Eminence Biotechnology and Asuragen, Inc.’s internal control over financial reporting associated with 12.0% of total assets and 0.8% of total revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Eminence Biotechnology and Asuragen, Inc.

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
August 25, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The evaluation was based upon reports and certifications provided by a number of executives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

We acquired a controlling interest in Eminence Biotechnology (Eminence) on October 20, 2020 and acquired Asuragen, Inc. (Asuragen) on April 6, 2021. Eminence and Asuragen represented approximately 12.0% of our total assets and 0.8% of our total revenues as of and for the year ended June 30, 2021. We excluded internal control over financial reporting associated with Eminence and Asuragen from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021.

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2021.

The attestation report on our internal control over financial reporting issued by KPMG LLP appears in Item 8 of this report.

(c)	Changes in Internal Control Over Financial Reporting

As previously announced, we acquired Eminence Biotechnology on October 20, 2020 and Asuragen, Inc on April 6, 2021. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from the acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

There were no other changes in the Company's internal control over financial reporting during fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Registrant" which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Principle Shareholders" and "Additional Corporate Governance Matters" in the Company's Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company's Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Election of Directors" and "Additional Corporate Governance Matters" in the Company's Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company's Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2021, 2020, and 2019

Consolidated Balance Sheets as of June 30, 2021 and 2020

Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2021, 2020, and 2019

Consolidated Statements of Cash Flows for the Years Ended June 30, 2021, 2020, and 2019

Notes to Consolidated Financial Statements for the Years Ended June 30, 2021, 2020, and 2019

Reports of Independent Registered Public Accounting Firm

A. (2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or Notes thereto.

A. (3) Exhibits.

EXHIBIT INDEX

for Form 10-K for the 2021 Fiscal Year

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

101

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION

Date: August 25, 2021	/s/ Charles Kummeth
By: Charles Kummeth
Its: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 25, 2021	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 25, 2021	/s/ Julie Bushman
Julie Bushman, Director

August 25, 2021	/s/ Rupert Vessey
Dr. Rupert Vessey, Director

August 25, 2021	/s/ Joseph Keegan, Ph.D.
Dr. Joseph Keegan, Director

August 25, 2021	/s/ John L. Higgins
John L. Higgins, Director

August 25, 2021	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 25, 2021	/s/ Alpna Seth, Ph.D.
Dr. Alpna Seth, Director

August 25, 2021	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

August 25, 2021	/s/ Charles Kummeth
Charles Kummeth, Director and Chief Executive Officer (principal executive officer)

August 25, 2021	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)