Form 10-Q
period 2021-09-30
BIO-TECHNE Corp
filed 2021-11-08
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021, or

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

At November 1, 2021, 39,295,289 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2021	2020
Net sales	$257,719	$204,199
Cost of sales	86,722	66,468
Gross margin	170,997	137,731

Operating expenses:
Selling, general and administrative	86,175	72,598
Research and development	21,600	16,041
Total operating expenses	107,775	88,639

Operating income	63,222	49,092
Other income (expense)	4,161	(9,753)
Earnings before income taxes	67,383	39,339
Income taxes (benefit)	(1,598)	5,944
Net earnings, including noncontrolling interest	$68,981	$33,395
Net earnings (loss) attributable to noncontrolling interest	(634)	-
Net earnings attributable to Bio-Techne	69,615	33,395
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,646)	11,914
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	1,682	2,143
Other comprehensive income (loss)	(6,964)	14,057
Other comprehensive income (loss) attributable to noncontrolling interest	(39)	-
Other comprehensive income (loss) attributable to Bio-Techne	(6,925)	14,057

Comprehensive income attributable to Bio-Techne	$62,690	$47,452

Earnings per share attributable to Bio-Techne:
Basic	$1.78	$0.87
Diluted	$1.69	$0.83

Weighted average common shares outstanding:
Basic	39,094	38,536
Diluted	41,158	40,025

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30, 2021 (unaudited)	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$196,321	$199,091
Short-term available-for-sale investments	38,740	32,463
Accounts receivable, less allowance for doubtful accounts of $1,273 and $1,229, respectively	147,548	145,385
Inventories	117,366	116,748
Other current assets	43,773	16,919
Total current assets	543,748	510,606

Property and equipment, net	207,134	207,907
Right of use asset	71,396	73,834
Goodwill	840,020	843,067
Intangible assets, net	596,300	615,968
Other assets	11,589	11,575
Total assets	$2,270,187	$2,262,957
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$25,621	$29,384
Salaries, wages and related accruals	32,213	51,294
Accrued expenses	17,419	15,282
Contract liabilities	19,121	18,995
Income taxes payable	6,505	5,336
Operating lease liabilities - current	12,001	11,602
Contingent consideration payable	5,000	4,000
Current portion of long-term debt obligations	12,500	12,500
Other current liabilities	3,612	3,891
Total current liabilities	133,992	152,284

Deferred income taxes	98,812	93,125
Long-term debt obligations	287,723	328,827
Long-term contingent consideration payable	17,600	25,400
Operating lease liabilities	65,059	67,625
Other long-term liabilities	20,046	24,462

Bio-Techne's Shareholders' equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 39,273,057 and 38,955,484, respectively	393	390
Additional paid-in capital	583,851	534,411
Retained earnings	1,119,337	1,085,461
Accumulated other comprehensive loss	(64,216)	(57,291)
Total Bio-Techne's shareholders' equity	1,639,365	1,562,971
Noncontrolling interest	7,590	8,263
Total shareholder's equity	1,646,955	1,571,234
Total liabilities and shareholders’ equity	$2,270,187	$2,262,957

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$68,981	$33,395
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,734	21,088
Costs recognized on sale of acquired inventory	1,512	-
Deferred income taxes	5,407	(452)
Stock-based compensation expense	11,737	12,953
Fair value adjustment to contingent consideration payable	(2,800)	(150)
Contingent consideration payments	(3,300)	-
Fair value adjustment on available for sale investments	(5,277)	4,351
Asset impairment restructuring	546	-
Leases, net	(79)	-
Other operating activity	497	195
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(3,637)	910
Inventories	(2,981)	(1,968)
Prepaid expenses	(5,852)	1,632
Trade accounts payable, accrued expenses, contract liabilities, and other	(2,303)	6,918
Salaries, wages and related accruals	(18,933)	(11,480)
Income taxes payable	(19,818)	(1,383)
Net cash provided by operating activities	48,434	66,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	12,450	29,039
Purchases of available-for-sale investments	(13,500)	(26,239)
Additions to property and equipment	(6,070)	(10,938)
Net cash provided by (used in) investing activities	(7,120)	(8,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,493)	(12,336)
Proceeds from stock option exercises	37,880	15,418
Borrowings under line-of-credit agreement	10,000	-
Repayments of long-term debt	(51,125)	(33,125)
Contingent consideration payments	(700)	-
Other financing activity	(23,246)	(4,890)
Net cash provided by (used in) financing activities	(39,684)	(34,933)

Effect of exchange rate changes on cash and cash equivalents	(4,400)	(159)
Net change in cash and cash equivalents	(2,770)	22,779
Cash and cash equivalents at beginning of period	199,091	146,625
Cash and cash equivalents at end of period	$196,321	$169,404

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,070	$6,034
Cash paid for interest	$3,107	$4,237

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2021, included in the Company's Annual Report on Form 10-K for fiscal year 2021. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal year 2021. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

During the first quarter of fiscal 2022, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2021.

Restructuring actions: Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and impairments and disposals of assets associated with such actions. Employee-related severance charges are based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Asset impairment and disposal charges include right of use assets, leasehold improvements, and other asset write-downs associated with combining operations and disposal of assets.

In September 2021, the Company informed employees of our decision to close our Exosome Germany facility, discontinuing lab and research occurring at the site, as part of a realignment of activities within our Exosome business. The closure of the site is expected to be completed in the third quarter of fiscal 2022. As a result of the restructuring activities, an estimated pre-tax charge of $1.2 million was recorded within our Diagnostics and Genomics segment. The related first quarter of fiscal 2022 restructuring charges were recorded in the income statement as follows (in thousands):

	Employee Severance	Asset Impairment	Total
Selling, general and administrative	$639	$546	$1,185
Total operating income impact(1)	639	546	1,185

(1)The charges recorded above are accrued within Other current liabilities as of September 30, 2021. There were no cash payments or adjustments to the initial accrual during the period ended September 30, 2021.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the first fiscal quarter of 2022. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2021.

Note 2. Revenue Recognition:

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues consist of extended warranty contracts, post contract support, and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. Service revenues also include laboratory services recognized at point in time. Prior to fiscal year 2021, the Company has not recognized revenue upon completion of the performance obligation for laboratory services, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. The Company accounted for these services based on cash receipts as we did not have significant historical experience collecting payments from Medicare or other insurance providers and considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Given Medicare coverage for our laboratory services became effective on December 1, 2019, the Company considered it to have sufficient data to estimate variable consideration as of  July 1, 2020 for laboratory services that are reimbursed by Medicare. The amount of cash received in fiscal year 2021 for laboratory services reimbursed by Medicare that were performed prior to July 1, 2020 was approximately $0.5 million. The Company continues to record revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration remains constrained. We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of September 30, 2021.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2021 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of September 30, 2021 and June 30, 2021 were approximately $20.1 million and $20.0 million, respectively. Contract liabilities as of June 30, 2021 subsequently recognized as revenue during the quarter period ended September 30, 2021 were $9.7 million. Contract liabilities in excess of one year are included in other long-term liabilities in the consolidated balance sheet.

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

Revenue by type is as follows:

	Quarter Ended
	September 30,
	2021	2020
Consumables	$205,691	$166,627
Instruments	29,869	19,572
Services	16,257	15,464
Total product and services revenue, net	$251,817	$201,663
Royalty revenues	5,902	2,536
Total revenues, net	$257,719	$204,199

Revenue by geography is as follows:

	Quarter Ended
	September 30,
	2021	2020
United States	$140,702	$113,561
EMEA, excluding United Kingdom	51,543	43,134
United Kingdom	12,478	8,534
APAC, excluding Greater China	17,501	15,734
Greater China	28,433	18,052
Rest of World	7,062	5,184
Net sales	$257,719	$204,199

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2021	2021
Raw materials	$58,001	$55,096
Finished goods(1)	64,740	67,108
Inventories, net	$122,741	$122,204

(1) Finished goods inventory of $5,375 and $5,456 included within other long-term assets in the respective September 30, 2021 and June 30, 2021, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2021	2021
Land	$8,586	$8,612
Buildings and improvements	191,284	190,661
Machinery and equipment	202,792	198,483
Property and equipment, cost	402,662	397,756
Accumulated depreciation and amortization	(195,528)	(189,849)
Property and equipment, net	$207,134	$207,907

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2021	2021
Developed technology	$551,289	$552,160
Trade names	147,245	147,640
Customer relationships	230,695	232,493
Patents	2,989	2,926
Other intangibles	6,309	6,316
Definite-lived intangible assets	938,527	941,535
Accumulated amortization	(364,927)	(348,267)
Definite-lived intangibles assets, net	573,600	593,268
In process research and development	22,700	22,700
Total intangible assets, net	$596,300	$615,968

Changes to the carrying amount of net intangible assets for the quarter ended September 30, 2021 consist of (in thousands):

Beginning balance	$615,968
Acquisitions	-
Other additions	43
Amortization expense	(18,606)
Currency translation	(1,105)
Ending balance	$596,300

The estimated future amortization expense for intangible assets as of September 30, 2021 is as follows (in thousands):

2022 remainder	$55,714
2023	72,454
2024	69,618
2025	66,372
2026	62,606
Thereafter	246,836
Total	$573,600

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended September 30, 2021 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$392,717	450,350	$843,067
Currency translation	(2,979)	(68)	(3,047)
Ending balance	$389,738	$450,282	$840,020

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a quantitative goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2021. No indicators of impairment were identified as part of our assessment.

During the quarter ended September 30, 2021, the Company combined the management of the Exosome and Asuragen reporting units, both of which are included in the Diagnostics and Genomics operating segment. In conjunction with the combination of the reporting units, a qualitative goodwill impairment assessment was performed. The qualitative assessment identified no indicators of impairment. No triggering events or items beyond the reporting unit combination that would require a goodwill impairment assessment were identified during the quarter ended September 30, 2021. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

2021 Acquisitions

Asuragen, Inc.

On April 6, 2021, the Company acquired all of the ownership interests of Asuragen, Inc. (Asuragen) for approximately $216 million, net of cash acquired, plus contingent consideration of up to $105.0 million, subject to certain revenue thresholds. The Asuragen acquisition adds a leading portfolio of best in-class molecular diagnostic and research products, including genetic screening, oncology testing kits, molecular controls, a GMP compliant manufacturing facility, and a CLIA-certified laboratory. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’ product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Diagnostics and Genomics operating segment in the fourth quarter of fiscal year 2021.

The allocation of purchase consideration related to Asuragen Inc is considered preliminary with provisional amounts primarily related to goodwill and income tax assessment of acquired net operating losses. The Company expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations as of September 30, 2021 were approximately $7.6 million and $3.2 million, respectively. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date and at September 30, 2021 are as follows (in thousands):

Preliminary allocation at acquisition date and at September 30, 2021
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

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's preliminary assessment. The purchase price allocated to developed technology, in-process research and development, and customer relationships was based on management's preliminary forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 14 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 16 years.  The amount recorded for tradenames and the non-competition agreement is being amortized with the expense reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for tradenames and the non-competition agreement is estimated to be 5 years and 3 years, respectively. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes offset by the deferred tax asset for the preliminary calculation of acquired NOLs.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	September 30, 2021	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$25,240	$23,729	$1,511	$-
Certificates of deposit (2)	13,500	13,500	-	-
Derivative instruments - cash flow hedges	533	-	533	-
Total assets	$39,273	$37,229	$2,044	$-

Liabilities
Contingent consideration	$22,600	$-	$-	$22,600
Derivative instruments - cash flow hedges	6,435	-	6,435	-
Total liabilities	$29,035	$-	$6,435	$22,600

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2021	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$19,963	$18,581	$1,382	$-
Certificates of deposit (2)	12,500	12,500	-	-
Derivative instruments - cash flow hedges	275	-	275
Total assets	$32,738	$31,081	$1,657	$-

Liabilities
Contingent consideration	$29,400	$-	$-	$29,400
Derivative instruments - cash flow hedges	8,376	-	8,376	-
Total liabilities	$37,776	$-	$8,376	$29,400

(1)

Included in available-for-sale investments on the balance sheet.   The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) at September 30, 2021 and June 30, 2021 was $6.6 million and $6.6 million, respectively. The Company has a warrant to purchase additional CCXI equity shares which was valued at $1.5 million and $1.4 million as of September 30, 2021 and  June 30 2021, respectively.

(2)	Included in available-for-sale investments on the balance sheet. The certificates of deposit have contractual maturity dates within one year.

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

Fair value measurements of derivative instruments,

In  October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on an initial $380 million of notional principal amount. The notional amount decreased by $100 million in  October 2020 and further decreased by $80 million in  October 2021 and $200 million in  October 2022. In  June 2020, the Company de-designated $80 million of the notional amount set to expire in  October 2020. The net loss associated with the  June 2020 de-designated portion of the derivative instrument was not reclassified into earnings based on the amount of probable variable interest payments to occur within a two month time period of the forecasted hedged transaction. In  December 2020, the Company de-designated an additional $80 million of notional amount set to expire in  October 2021. During fiscal year 2021, the Company recorded a loss in other non-operating income related to variable interest debt payments in certain months on a portion of the de-designated derivative that is not expected to occur. The remaining variable interest payments for the portion of the de-designated derivative are considered probable of occurring and therefore remain in accumulated other comprehensive income as of September 30, 2021. The fair value of the portion of the de-designated derivative was $0.2 million and $0.8 million as of September 30, 2021 and June 30, 2021, respectively, which is recorded within short-term liabilities on the Consolidated Balance Sheet. The fair value of the designated derivative instrument is $6.2 million and $7.6 million as of September 30, 2021 and June 30, 2021, respectively, and is recorded within other long-term liabilities on the Consolidated Balance Sheet.

In  May 2021, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal amount. The effective date of the swap is  November 2022 with the full swap maturing in  November 2025. The fair value of the derivative instrument was $0.5 million and $0.3 million as of September 30, 2021 and June 30, 2021, respectively, which is recorded within other long-term assets on the Consolidated Balance Sheet.

Changes in the fair value of the designated hedged instrument are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $2.1 million to interest expense and related tax benefits of $0.5 million during the three months ended  September 30, 2021 and 2020, respectively. The instruments were valued using observable market inputs in active markets and therefore are classified as Level 2 liabilities.

Fair value measurements of contingent consideration

The Company has $22.6 million in contingent consideration recorded as of September 30, 2021, which is the fair value of contingent consideration related to the Asuragen and B-MoGen Biotechnologies Inc ("B-MoGen") acquisitions. The Company is required to make contingent consideration payments of up to $105.0 million and $38.0 million, respectively, as part of these acquisition agreements. The contingent agreement with Asuragen is based on achieving certain revenue thresholds. The preliminary fair value of the liabilities for the Asuragen acquisition is $18.3 million as discussed in Note 4. The contingent agreement with B-MoGen is based on meeting certain product development milestones and revenue thresholds. The preliminary fair value of the revenue milestone payments was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors.

The ultimate settlement of contingent consideration liabilities for the Asuragen and B-Mogen acquisitions could deviate from current estimates based on the actual results of the financial measures described above. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

During the first quarter of fiscal 2022, the Company made a $4.0 million payment on the QT Holdings Corporation contingent consideration agreement relating to certain product development milestones. The cash paid was consistent with the related accrual as of June 30, 2021.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Quarter Ended
September 30, 2021
Fair value at the beginning of period	$29,400
Payments	(4,000)
Change in fair value of contingent consideration	(2,800)
Fair value at the end of period	$22,600

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2021, the outstanding balance under the Credit Agreement was $300.2 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the three months ended September 30, 2021, the Company recognized $1.1 million in variable lease expense and $3.7 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of September 30, 2021
Operating leases:
Operating lease right of use assets	Right of Use Asset	$71,396

Current operating lease liabilities	Operating lease liabilities current	$12,001
Noncurrent operating lease liabilities	Operating lease liabilities	65,059
Total operating lease liabilities		$77,060

Weighted average remaining lease term (in years):		7.77

Weighted average discount rate:		3.93%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the three months ended (in thousands):

Three months ended September 30, 2021
Cash amounts paid on operating lease liabilities	$3,758

Right of use assets obtained in exchange for lease liabilities	278

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating Leases
Remainder of 2022	$10,865
2023	13,566
2024	11,897
2025	10,805
2026	10,148
Thereafter	32,236
Total	$89,517
Less: Amounts representing interest	12,457
Total Lease obligations	$77,060

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 in both the three months ended September 30, 2021 and 2020.

Consolidated Changes in Equity (amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2021	38,955	$390	$534,411	$1,085,461	$(57,291)	$8,263	$1,571,234
Net earnings				69,615		(634)	68,981
Other comprehensive income					(6,925)	(39)	(6,964)
Common stock issued for exercise of options	295	3	36,345	(13,481)			22,867
Common stock issued for restricted stock awards	20	0	0	(9,765)			(9,765)
Cash dividends				(12,493)			(12,493)
Stock-based compensation expense			11,396				11,396
Common stock issued to employee stock purchase plan	3	0	1,358				1,358
Employee stock purchase plan expense			341				341
Balances at September 30, 2021	39,273	$393	$583,851	$1,119,337	$(64,216)	$7,590	$1,646,955

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2020	38,453	$385	$420,536	$1,057,470	$(97,199)	$1,381,192
Cumulative effect adjustments due to adoption of new accounting standards and other				(276)		(276)
Net earnings				33,395		33,395
Other comprehensive loss					14,057	14,057
Common stock issued for exercise of options	117	1	13,727			13,728
Common stock issued for restricted stock awards	25	0		(4,890)		(4,890)
Cash dividends				(12,336)		(12,336)
Stock-based compensation expense			12,667			12,667
Common stock issued to employee stock purchase plan	6	0	1,463			1,463
Employee stock purchase plan expense			286			286
Balances at September 30, 2020	38,601	$386	$448,679	$1,073,362	$(83,142)	$1,439,285

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified $1.6 million from accumulated other comprehensive income (loss) to earnings during the three months ended September 30, 2021.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2021	$(6,193)	$(51,098)	$(57,291)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	84	(8,607)	(8,523)
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	1,598	-	1,598
Balance as of September 30, 2021(2)	$(4,511)	$(59,705)	$(64,216)

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2020	$(13,253)	$(83,946)	$(97,199)
Other comprehensive income (loss), net of tax before reclassifications, attributable to Bio-Techne	11	11,914	11,925
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne (3)	2,132	-	2,132
Balance as of September 30, 2020(2)	$(11,110)	$(72,032)	$(83,142)

(1) Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified ($2,091) to interest expense and a related tax benefit of $493 during the quarter ended September 30, 2021.

(2) The Company had net deferred tax benefits of $1,391 and $3,413 included in the accumulated other comprehensive income loss as of September 30, 2021 and 2020, respectively.

(3) Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified ($2,769) to interest expense and a related tax benefit of $637 during the quarter ended September 30, 2020.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended September 30,
	2021	2020
Earnings per share – basic:
Net earnings, including noncontrolling interest	$68,981	$33,395
Less net earnings (loss) attributable to noncontrolling interest	(634)	-
Net earnings attributable to Bio-Techne	$69,615	$33,395
Income allocated to participating securities	(36)	(21)
Income available to common shareholders	$69,579	$33,374

Weighted-average shares outstanding - basic	39,094	38,536
Earnings per share - basic	$1.78	$0.87

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$68,981	$33,395
Less net earnings (loss) attributable to noncontrolling interest	(634)	-
Net earnings attributable to Bio-Techne	$69,615	$33,395
Income allocated to participating securities	(36)	(21)
Income available to common shareholders	$69,579	$33,374

Weighted average shares outstanding - basic	39,094	38,536
Dilutive effect of stock options and restricted stock units	2,064	1,489
Weighted average common shares outstanding - diluted	41,158	40,025
Earnings per share - diluted	$1.69	$0.83

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 0.4 million and 1.5 million for the quarter ended September 30, 2021 and 2020, respectively.

Note 10. Share-based Compensation:

During the quarter ended September 30, 2021 and 2020, the Company granted 0.3 million and 0.7 million stock options at weighted average grant prices of $481.84 and $267.79 and weighted average fair values of $118.47 and $56.71, respectively. During the quarter ended September 30, 2021 and 2020, the Company granted 13,929 and 22,367 restricted stock units at a weighted average fair value of $481.82 and $267.87, respectively. During the quarter ended September 30, 2021 and 2020, the Company granted 5,344 and 8,675 shares of restricted common stock shares at a weighted average fair value of $481.82 and $267.98.

Stock options for 336,565 and 116,816 shares of common stock with total intrinsic values of $122.8 million and $16.9 million were exercised during the quarter ended September 30, 2021 and 2020, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $13.2 million and $12.9 million was included in selling, general and administrative expenses for the quarter ended September 30, 2021 and 2020, respectively. Additionally, stock-based compensation costs, inclusive of payroll taxes, of $0.4 million and $0.5 million was included in cost of goods sold for quarter ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $61.2 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.2 years.

In fiscal year 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 200,000 shares were allocated to the ESPP. The Company recorded expense of $0.3 million, and $0.3 million for the ESPP for the quarter ended September 30, 2021 and 2020, respectively.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2021	2020
Interest expense	$(3,409)	$(4,416)
Interest income	193	114
Other non-operating income (expense), net(1)	7,377	(5,451)
Total other income (expense)	$4,161	$(9,753)

(1) Primarily due to a $5.3 million gain in the fair value of our CCXI investment for the quarter ended September 30, 2021 as compared to a $4.4 million loss in the comparative period.

Note 12. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2022 and 2021 was (2.4)% and 15.1% of consolidated earnings before income taxes, respectively. The change in the company’s tax rate for the first quarter of fiscal 2022 compared to first quarter of fiscal 2021 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $17.7 million during the three months ended September 30, 2021 compared to $4.2 million during the three months ended September 30, 2020. Share-based compensation excess tax benefit contributed $18.3 million and $3.3 million in the three months ended September 30, 2021 and 2020, respectively. The Company recognized total other immaterial net discrete tax expense of $0.6 million in the quarter compared to $0.9 million other immaterial net discrete tax benefits in the three months ended September 30, 2020.

Note 13. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with the impact of partially owned consolidated subsidiaries as well as acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses. The Protein Sciences and Diagnostics and Genomics segments both include consumables, instruments, services and royalty revenue.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2021	2020
Net sales:
Protein Sciences	$197,186	$154,446
Diagnostics and Genomics	60,985	50,125
Intersegment	(452)	(372)
Consolidated net sales	$257,719	$204,199
Operating income:
Protein Sciences	$90,100	$70,352
Diagnostics and Genomics	7,463	8,674
Segment operating income	97,563	79,026
Costs recognized on sale of acquired inventory	(1,512)	-
Amortization of acquisition related intangible assets	(18,389)	(15,501)
Impact of partially owned consolidated subsidiaries	(1,562)	-
Acquisition related expenses	2,377	(136)
Stock-based compensation, inclusive of employer taxes	(13,860)	(13,333)
Restructuring costs	(1,185)	-
Corporate general, selling, and administrative expenses	(210)	(964)
Consolidated operating income	$63,222	$49,092

Note 14. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited condensed consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2021. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

Consistent with prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment during the first quarter of fiscal year 2022. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx® Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the three months ended September 30, 2021. Refer to the prior year Annual Report on form 10-K for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 26% for the quarter ended September 30, 2021 compared to the same prior year period. Organic growth was 21% for the quarter ended September 30, 2021 compared to the same prior year period, with foreign currency exchange having a favorable impact of 1% on revenue growth and acquisitions contributing a favorable impact of 4% to revenue growth.

Consolidated net earnings attributable to Bio-Techne increased to $69.6 million for the quarter ended September 30, 2021 compared to the $33.4 million in same prior year period. The increase in net earnings attributable to Bio-Techne for the quarter ended September 30, 2021 is primarily due to an increase in net sales and changes in the fair value of our ChemoCentryx investment.

Business Strategy Update

The Company’s key business strategies for long-term growth and profitability continue to be geographic expansion, core product innovation, acquisitions and talent retention and development. In fiscal year 2022, the Company is also focused on evaluating how climate change impacts from our business operations might be measured and mitigated, with the plan of integrating consideration of greenhouse gas emissions and other climate variables into those key business strategies. The financial impact of this initiative is not expected to materially alter the Company’s financial results in the fiscal year, but we expect it to provide positive long-term financial benefit.

Net Sales

Consolidated net sales for the quarter ended September 30, 2021 were $257.7 million, an increase of 26% from the same prior year period. Organic growth was 21% for the quarter ended September 30, 2021 compared to the same prior year period, with foreign currency exchange having a favorable impact of 1% on sales growth and acquisitions contributing a favorable impact of 4% to revenue growth. Organic revenue growth was mainly driven by strong biopharma demand, especially for products, services and solutions from the Protein Sciences segment and by overall execution of the Company's long-term growth strategy.

Gross Margins

Consolidated gross margins for the quarter ended September 30, 2021 and September 30, 2020 were 66.4% and 67.4%, respectively. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, stock compensation expense, amortization of intangibles, and impact of partially owned consolidated subsidiaries, adjusted gross margins were 71.2% and 71.9% for the quarter ended September 30, 2021 and 2020, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins were negatively impacted by product mix and additional investments made in the business to support future growth for the quarter ended September 30, 2021 as compared to the prior year.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, and impact of partially owned consolidated subsidiaries included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2021	2020
Consolidated gross margin percentage	66.4%	67.4%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.6%	-%
Amortization of intangibles	4.0%	4.2%
Stock compensation expense - COGS	0.1%	0.3%
Impact of partially owned consolidated subsidiaries	0.1%	-%
Non-GAAP adjusted gross margin percentage	71.2%	71.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.6 million (19%) for the quarter ended September 30, 2021 from the same prior year period. The increase in expense was due to strategic growth investments and the Asuragen acquisition in the fourth quarter of fiscal year 2021.

Research and Development Expenses

Research and development expenses were $21.6 million for the quarter ended September 30, 2021 compared to $16.0 million from the same prior year period. The increase in expense was due to strategic growth investments and the Asuragen acquisition in the fourth quarter of fiscal year 2021.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2021	2020
Net sales (in thousands)	$197,186	$154,446
Operating margin percentage	45.7%	45.6%

Protein Science’s net sales for the quarter ended September 30, 2021 were $197.2 million with reported growth of 28% compared to the same prior year period. Organic growth for the quarter ended September 30, 2021 was 26% with foreign currency having a favorable impact of 2%. Segment growth was driven by strong BioPharma demand resulting in broad-based growth across our proteomic research reagents and analytical tools.

The operating margin for the quarter ended September 30, 2021 was 45.7% compared to 45.6% for the same prior year period. Operating income margin was positively impacted by volume leverage largely offset by strategic investments to support future growth.

Diagnostics and Genomics

	Quarter Ended
	September 30,
	2021	2020
Net sales (in thousands)	$60,985	$50,125
Operating margin percentage	12.2%	17.3%

Diagnostics and Genomics’ net sales for the quarter ended September 30, 2021 were $61.0 million with reported growth of 22% compared to the same prior year period. Organic growth for the quarter ended September 30, 2021 was 6% with acquisitions contributing 15% to revenue growth and foreign currency exchange having a favorable impact of 1%. Total segment revenue increased primarily due to the Asuragen acquisition in the fourth quarter of fiscal year 2021. Organic growth was driven by continued strength in our diagnostic reagent product lines.

The operating margin for the segment was 12.2% for the quarter ended September 30, 2021 compared to 17.3% for the same prior year period. The segment’s operating margin was negatively impacted by acquisitions and additional investments made in the business to support future growth.

Income Taxes

Income taxes for the quarter ended September 30, 2021 were at an effective rate of (2.4)% of consolidated earnings before income taxes compared to 15.1% for the quarter ended September 30, 2020. The change in the Company’s tax rate for the quarter ended September 30, 2021 was driven by discrete tax items of $17.7 million compared to prior year discrete tax items of $4.2 million as further discussed in Note 12.

The forecasted tax rate as of the first fiscal quarter of 2022 before discrete items is 23.9% compared to the prior year forecasted tax rate before discrete items of 25.7%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2022 to range from 23% to 28%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2021	2020
Net earnings before taxes - GAAP	$67,383	$39,339
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	1,512	-
Amortization of intangibles	18,389	15,501
Acquisition related expenses	(2,262)	230
Stock-based compensation, inclusive of employer taxes	13,860	13,333
Restructuring costs	1,185	-
Realized (gain) loss on investments and other	(6,235)	4,351
Impact of non-controlling interest (pre-tax)	1,562
Non-GAAP adjusted net earnings attributable to Bio-Techne	$95,394	$72,754

Non-GAAP tax rate	21.0%	21.5%
Non-GAAP tax expense	20,033	15,609

Non-GAAP adjusted net earnings attributable to Bio-Techne	75,361	57,145

Earnings per share - diluted - Adjusted	$1.83	$1.43

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the quarter ended September 30, 2021 and September 30, 2020.

	Quarter Ended
	September 30,
	2021	2020
GAAP effective tax rate	(2.4)%	15.1%
Discrete items	26.3	10.6
Annual tax forecast update	-	-
Long-term GAAP tax rate	23.9%	25.7%

Rate impact items
Stock based compensation	(2.1)	(3.7)%
Other	(0.8)	(0.5)
Total rate impact items	(2.9)%	(4.2)%

Non-GAAP adjusted tax rate	21.0%	21.5%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2021 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, cash and cash equivalents and available-for-sale investments were $235.1 million compared to $231.6 million as of June 30, 2021. Included in available-for-sale-investments as of September 30, 2021 was the fair value of the Company's investment in CCXI of $25.2 million. The fair value of the Company's CCXI investment at June 30, 2021 was $20.0 million.

The Company has a line-of-credit and term loan governed by the Credit Agreement. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has contingent consideration payments of up to $105 million and $38 million relating to the Asuragen and B-MoGen acquisitions, respectively. The fair value of the remaining payments is $22.6 million as of September 30, 2021.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $48.4 million from operating activities in the first quarter of fiscal 2022 compared to $66.0 million in the first quarter of fiscal 2021. The decrease from the prior year was primarily due to the timing of cash payments on certain operating assets and liabilities, partially offset by an increase in year over year net earnings.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the first quarter of fiscal 2022 and 2021 were $6.1 million and $10.9 million, respectively. Capital expenditures for the remainder of fiscal 2022 are expected to be approximately $60 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2022 is related to increasing capacity to meet expected sales growth across the Company.

Cash Flows From Financing Activities

During the first quarter of fiscal 2022 and 2021, the Company paid cash dividends of $12.5 million and $12.3 million, respectively, to all common shareholders. On November 2, 2021, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.6 million, will be payable November 26, 2021 to all common shareholders of record on November 12, 2021.

Cash of $37.9 million and $15.4 million was received during the first quarter of fiscal 2022 and 2021, respectively, from the exercise of stock options.

During the first quarter of fiscal 2022 and 2021, the Company made repayments of $51.1 million and $33.1 million, respectively, on its long-term debt balance. The Company drew $10.0 million under its revolving line-of-credit facility during the first quarter of fiscal 2022. There were no withdrawals on the line-of-credit facility during the first quarter of fiscal 2021.

During the first quarter of fiscal 2022, the Company made payments of $0.7 million of contingent consideration payments classified as financing activities. The Company made $3.3 million in contingent consideration payments, which were classified within operating activities. No contingent consideration payments classified as either financing or operating activities were made in the first quarter of fiscal 2021.

During the first quarter of fiscal 2022 and 2021, the Company made $23.2 million and $4.9 million in other financing payments, respectively, related to taxes paid on restricted stock units and stock options exercised through a net share settlement.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2021 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the first quarter of fiscal 2022 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of partially owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from partially owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. Revenue from partially owned subsidiaries was $413 thousand for the quarter ended September 30, 2021.

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude stock-based compensation, the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, acquisition related expenses inclusive of the changes in fair value of contingent consideration, and other non-recurring items including non-recurring costs and gains. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjection assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses inclusive of the changes in fair value contingent consideration, and other non-recurring items including gains or losses on legal settlements and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity. The Company also excludes revenue and expense attributable to partially owned consolidated subsidiaries in the calculation of our non-GAAP financial measures as the revenues and expenses are not fully attributable to the Company.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic, political, regulatory, and other conditions, increased competition, the reliance on internal manufacturing and related operations, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2021 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $25.2 million. As of September 30, 2021, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $2.5 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2021, approximately 35.0% of consolidated net sales were made in foreign currencies, including 12% in euros, 5% in British pound sterling, 8% in Chinese yuan and the remaining 10% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2021	2020
Euro	$1.18	$1.18
British pound sterling	1.37	1.31
Chinese yuan	0.15	0.15
Canadian dollar	0.79	0.75

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2021 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$6,250
Decrease in translation of net assets of foreign subsidiaries	81,990
Additional transaction losses	2,947

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 8, 2021, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2021, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity by the Company in the quarter ended September 30, 2021.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015*

3.2	Third Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated February 1, 2018*

4.1	Description of Capital Stock -- incorporated by reference to Exhibit 4.1 of the Company's Form 10-K dated August 25, 2021*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 26, 2017*

10.3**	Form of Time Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**	Form of Time Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**	Form of the Time Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**	Form of Performance Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**	Form of Time Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

10.10**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**	Form of Employee Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

10.12**	Form of Director Non-Qualified Stock Option Agreement for Second Amendment and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 26, 2017*

10.13**	Employment Agreement by and between the Company and Charles Kummeth - incorporated by reference to Exhibit 10.11 of the Company's Form-K dated September 7, 2017*

10.14**

Form of Employment Agreement by and between the Company and Executive Officers of the Company other than the CEO --incorporated by reference to Exhibit 10.12 of the Company's Form 10-K dated September 7, 2017*

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

Exhibit Number	Description
10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company - incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.20

Development, Supply and Commercialization Agreement by and between the Company and Kantaro Biosciences, LLC dated May 18, 2020 (portions of which have been redacted as noted, subject to confidential treatment) – incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated May 19, 2020*

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 25, 2021*

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: November 8, 2021	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 8, 2021	/s/ James T. Hippel
James T. Hippel
Principal Financial Officer