Form 10-Q
period 2021-12-31
BIO-TECHNE Corp
filed 2022-02-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021, or

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

At February 3, 2022, 39,288,254 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales	$269,276	$224,253	$526,995	$428,452
Cost of sales	85,585	73,353	172,307	139,821
Gross margin	183,691	150,900	354,688	288,631
Operating expenses:
Selling, general and administrative	100,693	83,116	186,868	155,714
Research and development	20,650	16,789	42,250	32,830
Total operating expenses	121,343	99,905	229,118	188,544

Operating income	62,348	50,995	125,570	100,087
Other income (expense)	23,831	5,373	27,992	(4,381)
Earnings before income taxes	86,179	56,368	153,562	95,706
Income taxes (benefit)	14,120	10,224	12,522	16,168
Net earnings, including noncontrolling interest	72,059	46,144	141,040	79,538
Net earnings (loss) attributable to noncontrolling interest	(8,114)	(130)	(8,748)	(130)
Net earnings attributable to Bio-Techne	$80,173	$46,274	$149,788	$79,668
Other comprehensive income (loss):
Foreign currency translation adjustments	1,924	16,928	(6,722)	28,842
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	2,884	2,059	4,566	4,202
Other comprehensive income (loss)	4,808	18,987	(2,156)	33,044
Other comprehensive income (loss) attributable to noncontrolling interest	66	83	27	83
Other comprehensive income (loss) attributable to Bio-Techne	4,742	18,904	(2,183)	32,961
Comprehensive income attributable to Bio-Techne	$84,915	$65,178	$147,605	$112,629

Earnings per share attributable to Bio-Techne:
Basic	$2.04	$1.20	$3.82	$2.06
Diluted	$1.94	$1.15	$3.64	$1.98

Weighted average common shares outstanding:
Basic	39,310	38,691	39,202	38,614
Diluted	41,207	40,257	41,159	40,135

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31, 2021 (unaudited)	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$211,845	$199,091
Short-term available-for-sale investments	67,135	32,463
Accounts receivable, less allowance for doubtful accounts of $1,334 and $1,229, respectively	152,896	145,385
Inventories	121,858	116,748
Other current assets	36,496	16,919
Total current assets	590,230	510,606

Property and equipment, net	211,814	207,907
Right of use asset	64,293	73,834
Goodwill	832,056	843,067
Intangible assets, net	569,347	615,968
Other assets	37,106	11,575
Total assets	$2,304,846	$2,262,957

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$26,756	$29,384
Salaries, wages and related accruals	43,921	51,294
Accrued expenses	18,991	15,282
Contract liabilities	19,081	18,995
Income taxes payable	14,284	5,336
Operating lease liabilities - current	11,809	11,602
Contingent consideration payable	2,000	4,000
Current portion of long-term debt obligations	12,500	12,500
Other current liabilities	5,467	3,891
Total current liabilities	154,809	152,284

Deferred income taxes	101,423	93,125
Long-term debt obligations	269,618	328,827
Long-term contingent consideration payable	7,000	25,400
Operating lease liabilities	57,718	67,625
Other long-term liabilities	11,747	24,462

Bio-Techne's Shareholders' equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 39,319,766 and 38,955,484, respectively	393	390
Additional paid-in capital	616,429	534,411
Retained earnings	1,145,641	1,085,461
Accumulated other comprehensive loss	(59,474)	(57,291)
Total Bio-Techne’s shareholders' equity	1,702,989	1,562,971
Noncontrolling interest	(458)	8,263
Total shareholders’ equity	1,702,531	1,571,234
Total liabilities and shareholders’ equity	$2,304,846	$2,262,957

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$141,040	$79,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,836	41,972
Costs recognized on sale of acquired inventory	1,596	23
Deferred income taxes	7,233	216
Stock-based compensation expense	25,706	28,531
Contingent consideration payments	(3,300)	(155)
Fair value adjustment to contingent consideration payable	(16,400)	4,600
Fair value adjustment on available for sale investments	(33,672)	(6,356)
Asset impairment restructuring	546	-
Eminence impairment	18,715	-
Leases, net	(501)	113
Other operating activity	383	324
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(9,347)	(2,327)
Inventories	(8,700)	(586)
Prepaid expenses	(7,025)	(1,508)
Trade accounts payable, accrued expenses, contract liabilities, and other	(175)	8,624
Salaries, wages and related accruals	(10,408)	(1,713)
Income taxes payable	(6,100)	3,982
Net cash provided by (used in) operating activities	149,427	155,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	12,450	43,146
Purchases of available-for-sale investments	(13,500)	(27,184)
Additions to property and equipment	(16,238)	(22,383)
Acquisitions, net of cash acquired	-	(9,765)
Investment of forward purchase contract	(25,000)	-
Other investing activity	-	(556)
Net cash provided by (used in) investing activities	(42,288)	(16,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(25,069)	(24,728)
Proceeds from stock option exercises	56,500	32,337
Re-purchases of common stock	(41,294)	-
Borrowings under line-of-credit agreement	50,000	-
Repayments of long-term debt	(109,250)	(125,250)
Contingent consideration payments	(700)	-
Other financing activity	(23,247)	(7,371)
Net cash provided by (used in) financing activities	(93,060)	(125,012)

Effect of exchange rate changes on cash and cash equivalents	(1,325)	5,377
Net change in cash and cash equivalents	12,754	18,901
Cash and cash equivalents at beginning of period	199,091	146,625
Cash and cash equivalents at end of period	$211,845	$165,526

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,368	$11,007
Cash paid for interest	$6,144	$7,779

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2021, included in the Company's Annual Report on Form 10-K for fiscal 2021. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2021. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

During the six months ended December 31, 2021, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2021.

Goodwill: In the second quarter of fiscal 2022, Changzhou Eminence Biotechnology Co., Ltd. (Eminence) notified the Company of its need for additional capital to execute its growth plan. The Company first attempted to find outside equity financing support for the Eminence investment but was unable to do so. The Company then reviewed the additional financing needs required to successfully ramp Eminence’s business, which ultimately did not meet the Company’s return on capital requirements. Therefore, the Company did not provide additional funding to Eminence. As a result of not obtaining additional financing, Eminence notified the Company of its plans to cease operations and liquidate its business.

Given the upcoming liquidation process to dispose of the Eminence assets, the Company identified a triggering event in the second quarter of fiscal 2022 and performed impairment testing. The impairment testing resulted in a full impairment of the Eminence goodwill and intangible assets, which resulted in charges of $8.3 million and $8.6 million, respectively. The Company also recognized inventory and fixed asset impairment charges of $0.9 million and $0.9 million, respectively.

The Company recorded the impairment charges within the General and Administrative line in the Consolidated Income Statement. The impact on net income attributable to Bio-Techne was approximately $8 million, after taking into effect non-controlling interest holders. The remaining net tangible assets of Eminence included in our Consolidated Balance Sheet were approximately $4 million and primarily consisted of fixed assets and related deposits of $3.7 million, inventory of $0.9 million, receivables of $0.6 million, and other current assets of $0.2 million. The Company also had $1.6 million related to current liabilities. The Company holds a financial interest of approximately 57.4% in those tangible assets in the liquidation process.

Investments: In December 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to make an initial ownership investment followed by purchase of full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or EBITDA thresholds are met. Wilson Wolf is a leading manufacturer of cell culture devices, including the G-Rex product line.

The first part of the forward contract is triggered upon Wilson Wolf achieving approximately $92 million in annual revenue or $55 million in annual earnings before interest, taxes, depreciation, and amortization (EBITDA) at any point prior to December 31, 2027. Once triggered, the Company is required to make an additional investment of $231 million in exchange for a 19.9% ownership stake. If Wilson Wolf doesn’t achieve the revenue and EBITDA targets by December 31, 2027, the agreement will expire.

Once the first part of the forward contract is triggered, the second part of the forward contract will automatically trigger, and requires the Company to acquire the remaining equity interest in Wilson Wolf on December 31, 2027 based on a revenue multiple. The second part of the contract would be accelerated in advance of December 31, 2027, if Wilson Wolf meets its second milestone of approximately $226 million in annual revenue or $136 million in annual EBITDA. If the second milestone is achieved, the forward contract requires the Company to pay approximately $1 billion plus potential consideration for revenue in excess of the revenue milestone. The approximate multiple for total expected payments of the second forward contract is 4.4 times the annual revenue of Wilson Wolf. The Company has elected to apply the measurement alternative as detailed under ASC 321-10-35-2 for the Wilson Wolf investment. The Company recorded the $25 million payment as a cost basis investment within Other long-term assets on the Consolidated Balance Sheet.

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

In September 2021, the Company informed employees of our decision to close our Exosome Diagnostics Germany facility, discontinuing lab and research occurring at the site, as part of a realignment of activities within our Exosome Diagnostics business. The closure of the site is expected to be completed in the third quarter of fiscal 2022. As a result of the restructuring activities, an estimated pre-tax charge of $1.2 million was recorded within our Diagnostics and Genomics segment during the first quarter of fiscal 2022. Additional charges of approximately $0.5 million were recorded in the quarter ended December 31, 2021. These additional charges related to the refinement of our estimated close down costs as well as miscellaneous shut-down costs incurred during the quarter. Total restructuring charges for the closure of the Exosome Diagnostics Germany facility for the six months ended December 31, 2021 were recorded within operating income on the income statement as follows (in thousands):

	Employee Severance	Asset Impairment and other	Total
Selling, general and administrative	$940	$750	$1,690

Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

	Employee Severance	Other	Total
Accrued restructuring action balances as of September 31, 2021(1)	$639	$364	$1,003
Incremental expense incurred in the second quarter of fiscal 2022	-	242	242
Cash payments	(370)	(242)	(612)
Adjustments	301	(37)	264
Accrued restructuring actions balances as of December 31, 2021	$570	$327	$897

(1) The expense recorded for the three months ended September 31, 2021 of $1.2 million included $0.2 million related to the non-cash impairment of fixed assets.

During the second quarter of fiscal 2022, the Company also incurred a restructuring charge of $0.2 million related to employee severance for the relocation of a US plant. This charge is recorded within Other current liabilities as of December 31, 2021. There were no cash payments related to this restructuring during the period ended December 31, 2021.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the first and second quarter of fiscal 2022. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2021.

Note 2. Revenue Recognition:

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues consist of extended warranty contracts, post contract support, and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. Service revenues also include laboratory services recognized at point in time. Prior to fiscal 2021, the Company has not recognized revenue upon completion of the performance obligation for laboratory services, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. The Company accounted for these services based on cash receipts as we did not have significant historical experience collecting payments from Medicare or other insurance providers and considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Given Medicare coverage for our laboratory services became effective on  December 1, 2019, the Company considered it to have sufficient data to estimate variable consideration as of  July 1, 2020 for laboratory services that are reimbursed by Medicare. The amount of cash received in fiscal 2021 for laboratory services reimbursed by Medicare that were performed prior to  July 1, 2020 was approximately $0.5 million. The Company continues to record revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration remains constrained. We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of December 31, 2021.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of December 31, 2021 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of December 31, 2021 and June 30, 2021 were approximately $20.8 million and $20.0 million, respectively. Contract liabilities as of June 30, 2021 subsequently recognized as revenue during the quarter and six month period ended December 31, 2021 were approximately $3.6 million and $13.3 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Consumables	$212,706	$177,464	$418,397	$344,091
Instruments	33,353	26,529	63,222	46,101
Services	17,354	15,175	33,611	30,639
Total product and services revenue, net	$263,413	$219,168	$515,230	$420,831
Royalty revenues	5,863	5,085	11,765	7,621
Total revenues, net	$269,276	$224,253	$526,995	$428,452

Revenue by geography is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
United States	$142,367	$114,439	$283,069	$228,001
EMEA, excluding United Kingdom	57,159	49,936	108,702	93,070
United Kingdom	11,842	9,852	24,320	18,386
APAC, excluding Greater China	19,603	18,008	37,104	33,742
Greater China	31,009	25,165	59,442	43,218
Rest of World	7,296	6,853	14,358	12,035
Net Sales	$269,276	$224,253	$526,995	$428,452

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2021	2021
Raw materials	$61,624	$55,096
Finished goods(1)	65,620	67,108
Inventories, net	$127,244	$122,204

(1)Finished goods inventory of $5,386 and $5,456 included within other long-term assets in the respective December 31, 2021 and June 30, 2021, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2021	2021
Land	$8,587	$8,612
Buildings and improvements	225,501	190,661
Machinery and equipment	161,431	149,410
Construction in progress	17,386	49,073
Property and equipment, cost	412,905	397,756
Accumulated depreciation and amortization	(201,091)	(189,849)
Property and equipment, net	$211,814	$207,907

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2021	2021
Developed technology	$544,388	$552,160
Trade names	147,327	147,640
Customer relationships	228,419	232,493
Patents	3,116	2,926
Other intangibles	6,309	6,316
Definite-lived intangible assets	929,559	941,535
Accumulated amortization	(382,912)	(348,267)
Definite-lived intangibles assets, net	546,647	593,268
In process research and development	22,700	22,700
Total intangible assets, net	$569,347	$615,968

Changes to the carrying amount of net intangible assets for the quarter ended December 31, 2021 consist of (in thousands):

Beginning balance	$615,968
Acquisitions	-
Other additions	171
Amortization expense	(37,258)
Currency translation	(971)
Eminence impairment (1)	(8,563)
Ending balance	$569,347

The estimated future amortization expense for intangible assets as of December 31, 2021 is as follows (in thousands):

2022 remainder	$36,927
2023	71,669
2024	68,818
2025	65,579
2026	61,819
Thereafter	241,835
Total	$546,647

(1)As disclosed in Note 1, the Company recorded an impairment charge of $8.6 million related to Eminence in Q2 of FY'22.

Goodwill:

Changes to the carrying amount of goodwill for the quarter ended December 31, 2021 consist of (in thousands):

	Protein Sciences	Diagnostics and Genomics	Total
Beginning balance	$392,717	$450,350	$843,067
Acquisitions	-	-	-
Eminence impairment	(8,275)	-	(8,275)
Currency translation	(2,610)	(126)	(2,736)
Ending balance	$381,832	$450,224	$832,056

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

During the quarter ended  September 30, 2021, the Company combined the management of the Exosome Diagnostics and Asuragen reporting units, both of which are included in the Diagnostics and Genomics operating segment. In conjunction with the combination of the reporting units, a qualitative goodwill impairment assessment was performed. The qualitative assessment identified no indicators of impairment.

As disclosed in Note 1, the Company identified a triggering event and a goodwill impairment charge of $8.3 million in the quarter ended December 31, 2021. No additional triggering events or items beyond the upcoming Eminence liquidation were identified during the quarter ended December 31, 2021. The impairment of the Eminence goodwill is the only impairment of goodwill recorded since the adoption of Financial Accounting Standards Board ("FASB") ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

2021 Acquisitions

Asuragen, Inc.

On April 6, 2021, the Company acquired all of the ownership interests of Asuragen, Inc. (Asuragen) for approximately $216 million, net of cash acquired, plus contingent consideration of up to $105.0 million, subject to certain revenue thresholds. The Asuragen acquisition adds a leading portfolio of best in-class molecular diagnostic and research products, including genetic screening, oncology testing kits, molecular controls, a GMP compliant manufacturing facility, and a CLIA-certified laboratory. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’ product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Diagnostics and Genomics operating segment in the fourth quarter of fiscal 2021.

Purchase accounting remained open as of December 31, 2021 for our income tax assessment of acquired net operating losses with the completion of the stub period tax returns and the corresponding goodwill impact. The Company expects to finalize the allocation of purchase price in the third quarter of fiscal 2022. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the quarter ended December 31, 2021 were approximately $8.8 million and $0.4 million, respectively. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the six months ended December 31, 2021 were approximately $16.4 million and $3.6 million, respectively. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date and at December 31, 2021 are as follows (in thousands):

Preliminary allocation at acquisition date and at December 31, 2021
Current assets, net of cash	$10,422
Equipment and other long-term assets	3,762
Intangible assets:
Developed technology	107,000
In-process research and development	22,700
Customer relationships	11,700
Trade names	2,000
Non-competition agreement	1,000
Goodwill	94,970
Total assets acquired	253,554

Liabilities	4,003
Deferred income taxes, net	15,664
Net assets acquired	$233,887

Cash paid, net of cash acquired	215,587
Contingent consideration payable	18,300
Net assets acquired	$233,887

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's preliminary assessment. The purchase price allocated to developed technology, in-process research and development, and customer relationships was based on management's preliminary forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 14 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 16 years. The amount recorded for trade names and the non-competition agreement is being amortized with the expense reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for trade names and the non-competition agreement is estimated to be 5 years and 3 years, respectively. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes, offset by the deferred tax asset for the preliminary calculation of acquired net operating losses.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	December 31, 2021	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$53,635	$50,525	$3,110	$-
Certificates of deposit (2)	13,500	13,500	-	-
Derivative instruments – cash flow hedges	2,254	-	2,254	-
Total assets	$69,389	$64,025	$5,364	$-

Liabilities
Contingent consideration	$9,000	$-	$-	$9,000
Derivative instruments - cash flow hedges	4,382	-	4,382	-
Total liabilities	$13,382	$-	$4,382	$9,000

	Total carrying value as of	Fair Value Measurements Using Inputs Considered as
	June 30, 2021	Level 1	Level 2	Level 3
Assets
Equity securities (1)	$19,963	$18,581	$1,382	$-
Certificates of deposit (2)	12,500	12,500	-	-
Derivative instruments – cash flow hedges	275	-	275	-
Total assets	$32,738	$31,081	$1,657	$-

Liabilities
Contingent consideration	$29,400	$-	$-	$29,400
Derivative instruments - cash flow hedges	8,376	-	8,376	-
Total liabilities	$37,776	$-	$8,376	$29,400

(1)

Included in available-for-sale investments on the balance sheet. The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) was $6.6 million at both December 31, 2021 and June 30, 2021. The Company has a warrant to purchase additional CCXI equity shares which was valued at $3.1 million and $1.4 million as of December 31, 2021 and  June 30, 2021, respectively.

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

Fair value measurements of derivative instruments

In  October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on an initial $380 million of notional principal amount. The notional amount decreased by $100 million in  October 2020, $80 million in October 2021 and will further decrease by $200 million in  October 2022. In  June 2020, the Company de-designated $80 million of the notional amount set to expire in  October 2020. The net loss associated with the  June 2020 de-designated portion of the derivative instrument was not reclassified into earnings based on the amount of probable variable interest payments to occur within a two-month time period of the forecasted hedged transaction. In  December 2020, the Company de-designated an additional $80 million of notional amount set to expire in  October 2021. The net loss associated with the December 2020 de-designated portion of the derivative instrument was recorded as a loss in other non-operating income related to variable interest debt payments in certain months on a portion of the de-designated derivative that was not expected to occur. The fair value of the designated derivative instrument is $4.4 million and is recorded within short-term liabilities on the Consolidated Balance Sheet as of December 31, 2021. The fair value of the designated derivative instrument was $7.6 million as of June 30, 2021 and was recorded within other long-term liabilities on the Consolidated Balance Sheet.

In  May 2021, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal amount. The effective date of the swap is  November 2022 with the full swap maturing in  November 2025. The fair value of the derivative instrument was $2.3 million and $0.3 million as of  December 31, 2021 and  June 30, 2021, respectively, which is recorded within other long-term assets on the Consolidated Balance Sheet.

Changes in the fair value of the designated hedged instruments are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $3.8 million to interest expense and related tax benefits of $0.9 million during the six months ended  December 31, 2021. The Company reclassified $5.0 million to interest expense, $0.5 million to non-operating income for the portion of de-designated variable payments considered probable to not occur, and related tax benefits of $1.3 million during the six months ended December 31, 2020.The instruments were valued using observable market inputs in active markets and therefore are classified as Level 2 liabilities.

Fair value measurements of contingent consideration

The Company has $9 million in contingent consideration recorded as of December 31, 2021, which is the fair value of contingent consideration related to the Asuragen and B-MoGen Biotechnologies Inc ("B-MoGen") acquisitions. The Company is required to make contingent consideration payments of up to $105.0 million and $38.0 million, respectively, as part of these acquisition agreements. The contingent agreement for Asuragen is based on achieving certain revenue thresholds. The opening balance sheet fair value of the liabilities for the Asuragen acquisition was $18.3 million, as discussed in Note 4. The contingent agreement for B-MoGen is based on meeting certain product development milestones and revenue thresholds. The fair value amount recorded on the opening balance sheet of the revenue milestone payments was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Quarter Ended	Six Months Ended
	December 31, 2021	December 31, 2021
Fair value at the beginning of period	$22,600	$29,400
Change in fair value of contingent consideration	(13,600)	(16,400)
Payments	-	(4,000)
Fair value at the end of period	$9,000	$9,000

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2021, the outstanding balance under the Credit Agreement was $282.3 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the six months ended December 31, 2021, the Company recognized $2.1 million in variable lease expense and $7.3 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

	Balance Sheet Classification	As of: December 31, 2021
Operating leases:
Operating lease right of use assets	Right of Use Asset	$64,293

Current operating lease liabilities	Operating lease liabilities current	$11,809
Noncurrent operating lease liabilities	Operating lease liabilities	57,718
Total operating lease liabilities		$69,527

Weighted average remaining lease term (in years):		7.25

Weighted average discount rate:		3.87%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the six months ended (in thousands):

Six months ended December 31, 2021
Cash amounts paid on operating lease liabilities	$7,504

Right of use assets obtained in exchange for lease liabilities	575

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating Leases
Remainder of fiscal 2022	$7,176
2023	13,191
2024	11,511
2025	10,353
2026	9,628
Thereafter	27,902
Total	$79,761
Less: Amounts representing interest	10,234
Total Lease obligations	$69,527

Certain leases include one or more options to renew, with terms that extend the lease term up to five years. Bio-Techne includes the option to renew the lease as part of the right of use lease asset and liability when it is reasonably certain the Company will exercise the option. In addition, certain leases contain fair value purchase and termination options with an associated penalty. In general, Bio-Techne is not reasonably certain to exercise such options.

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 and $0.64 in both the three and six months ended December 31, 2021 and 2020, respectively.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2021	38,955	$390	$534,411	$1,085,461	$(57,291)	$8,263	$1,571,234
Net earnings				69,615		(634)	68,981
Other comprehensive income (loss)					(6,925)	(39)	(6,964)
Share repurchases
Common stock issued for exercise of options	295	3	36,345	(13,481)			22,867
Common stock issued for restricted stock awards	20	0	0	(9,765)			(9,765)
Cash dividends				(12,493)			(12,493)
Stock-based compensation expense			11,396				11,396
Common stock issued to employee stock purchase plan	3	0	1,358				1,358
Employee stock purchase plan expense			341				341
Balances at September 30, 2021	39,273	$393	$583,851	$1,119,337	$(64,216)	$7,590	$1,646,955
Net earnings				80,173		(8,114)	72,059
Other comprehensive income (loss)					4,742	66	4,808
Share repurchases	(89)	(1)		(41,293)			(41,294)
Common stock issued for exercise of options	134	1	18,604				18,605
Common stock issued for restricted stock awards	1
Cash dividends				(12,576)			(12,576)
Stock-based compensation expense			13,701				13,701
Common stock issued to employee stock purchase plan			6				6
Employee stock purchase plan expense			267				267
Balances at December 31, 2021	39,319	393	616,429	1,145,641	(59,474)	(458)	1,702,531

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2020	38,453	$385	$420,536	$1,057,470	$(97,199)	$-	$1,381,192
Cumulative effect adjustments due to adoption of new accounting standards				(276)			(276)
Net earnings				33,395			33,395
Other comprehensive income (loss)					14,057		14,057
Common stock issued for exercise of options	117	1	13,727				13,728
Common stock issued for restricted stock awards	25	0	(0)	(4,890)			(4,890)
Cash dividends				(12,336)			(12,336)
Stock-based compensation expense			12,667				12,667
Common stock issued to employee stock purchase plan	6	0	1,463				1,463
Employee stock purchase plan expense			286				286
Balances at September 30, 2020	38,601	$386	$448,679	$1,073,362	$(83,142)	$-	$1,439,285
Non-controlling interest in Eminence						8,985	8,985
Net earnings				46,274		(130)	46,144
Other comprehensive income (loss)					18,904	83	18,987
Common stock issued for exercise of options	161	2	16,748	(2,482)			14,268
Common stock issued for restricted stock awards	3	0	(0)	0			0
Cash dividends				(12,392)			(12,392)
Stock-based compensation expense			15,471				15,471
Employee stock purchase plan expense			106				106
Balances at December 31, 2020	38,765	$388	$481,004	$1,104,762	$(64,238)	$8,938	$1,530,854

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified $2.9 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the six months ended December 31, 2021. The Company reclassified $4.2 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the six months ended December 31, 2020.

The accumulated balances related to each component of other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows:

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2021	$(6,193)	$(51,098)	$(57,291)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	1,682	(6,750)	(5,068)
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	2,884	$-	$2,884
Balance as of December 31, 2021(2)	$(1,626)	(57,848)	(59,474)

	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2020 attributable to Bio-Techne	$(13,253)	$(83,946)	$(97,199)
Other comprehensive income (loss), net of tax before reclassifications, attributable to Bio-Techne	(47)	28,759	28,712
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne (3)	4,249	-	4,249
Balance as of December 31, 2020(2)	$(9,051)	$(55,187)	$(64,238)

(1)

Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $3,777 to interest expense and a related tax benefit of $892 during the six months ended December 31, 2021.

(2)	The Company had net deferred tax benefits of $502 and $2,886 included in the accumulated other comprehensive income loss as of December 31, 2021 and 2020, respectively.

(3)	Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $5,026 to interest expense and $512 to non-operating income relating to variable interest payments that were probable not to occur in the six months ended December 31, 2020. The Company also recorded a related tax benefit of $1,289 during the six months ended December 31, 2020.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Earnings per share – basic:
Net earnings, including noncontrolling interest	$72,059	$46,144	$141,040	$79,538
Less net earnings (loss) attributable to noncontrolling interest	(8,114)	(130)	(8,748)	(130)
Net earnings attributable to Bio-Techne	$80,173	$46,274	$149,788	$79,668
Income allocated to participating securities	(34)	(37)	(70)	(50)
Income available to common shareholders	$80,139	$46,237	$149,718	$79,618
Weighted-average shares outstanding – basic	39,310	38,691	39,202	38,614
Earnings per share – basic	$2.04	$1.20	$3.82	$2.06

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$72,059	$46,144	$141,040	$79,538
Less net earnings (loss) attributable to noncontrolling interest	(8,114)	(130)	(8,748)	(130)
Net earnings attributable to Bio-Techne	$80,173	$46,274	$149,788	$79,668
Income allocated to participating securities	(34)	(37)	(70)	(50)
Income available to common shareholders	$80,139	$46,237	$149,718	$79,618
Weighted-average shares outstanding – basic	39,310	38,691	39,202	38,614
Dilutive effect of stock options and restricted stock units	1,897	1,566	1,957	1,521
Weighted-average common shares outstanding – diluted	41,207	40,257	41,159	40,135
Earnings per share – diluted	$1.94	$1.15	$3.64	$1.98

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 0.7 million and 1.6 million for the quarter ended December 31, 2021 and 2020, respectively and 0.5 million and 1.5 million for the six months ended December 31, 2021 and 2020 respectively.

Note 10. Share-based Compensation:

During the six months ended December 31, 2021 and 2020, the Company granted 0.3 million and 0.7 million stock options at weighted average grant prices of $483.48 and $267.59 and weighted average fair values of $119.27 and $56.88, respectively. During the six months ended December 31, 2021 and 2020, the Company granted 21,218 and 22,367 restricted stock units at a weighted average fair value of $485.94 and $267.87, respectively. During the six months ended December 31, 2021 and 2020, the Company granted 6,896 and 11,803 shares of restricted common stock shares at a weighted average fair value of $489.34 and $264.73.

Stock options for 470,942 and 293,262 shares of common stock with total intrinsic values of $170.7 million and $50.6 million were exercised during the six months ended December 31, 2021 and 2020, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $14.1 million and $15.6 million was included in selling, general and administrative expenses for the quarter ended December 31, 2021 and 2020, respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $27.3 million and $28.5 million was included in selling, general, and administrative expenses for the six months ended December 31, 2021 and 2020, respectively. Additionally, the company recognized $0.4 million and $0.8 million of stock-based compensation costs in cost of goods sold in the quarter and six months ended December 31, 2021 respectively, compared to $0.6 million and $1 million in cost of goods sold in the comparative prior year periods. As of December 31, 2021, there was $54.1 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.2 years.

In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 200,000 shares were allocated to the ESPP. The Company recorded expense of $0.3 million and $0.1 million for the ESPP for the quarter ended December 31, 2021 and 2020, respectively. The Company recorded expense of $0.6 million and $0.4 million for the ESPP for the six months ended December 31, 2021 and 2020, respectively.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Six Months
	December 31,		December 31,
	2021	2020	2021	2020
Interest expense	$(2,902)	$(3,585)	$(6,311)	$(8,002)
Interest income	245	78	438	192
Other non-operating income (expense), net(1)	26,488	8,880	33,865	3,429
Total other income (expense)	$23,831	$5,373	$27,992	$(4,381)

(1)	Primarily due to a $28.4 million and $33.7 million gain in the fair value of our CCXI investment for the quarter and six months ended December 31, 2021, respectively, as compared to a $10.7 million and $6.4 million gain in the comparative periods.

Note 12. Income Taxes:

The Company’s effective income tax rate for the second quarter of fiscal 2022 and 2021 was 16.4% and 18.1% of consolidated earnings before income taxes, and 8.2% and 16.9% for the first six months of fiscal 2022 and 2021, respectively. The change in the company’s tax rate for the quarter and six months ended December 31, 2021 compared to the quarter and six months ended December 31, 2020 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $7.6 million and $25.3 million during the quarter and six months ended December 31, 2021, respectively, compared to $3.7 million and $7.8 million during the quarter and six months ended December 31, 2020, respectively. Share-based compensation excess tax benefit contributed $6.1 million and $24.4 million in the quarter and six months ended December 31, 2021, respectively, compared to $4.8 million and $8.0 million in the quarter and six months, ended December 31, 2020, respectively. The Company recognized total other immaterial net discrete tax benefit of $1.5 million and $0.9 million in the quarter and six months ended December 31, 2021, respectively, compared to $1.1 million and $0.2 million of other immaterial net discrete tax expense in the quarter and six months ended December 31, 2020, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales:
Protein Sciences	$204,971	$172,179	$402,156	$326,625
Diagnostics and Genomics	64,527	52,469	125,512	102,595
Intersegment	(222)	(395)	(673)	(768)
Consolidated net sales	$269,276	$224,253	$526,995	$428,452
Operating income:
Protein Sciences	$93,281	$80,453	$183,381	$150,803
Diagnostics and Genomics	10,880	8,107	18,344	16,781
Segment operating income	$104,161	$88,560	$201,725	$167,584
Costs recognized on sale of acquired inventory	(84)	(23)	(1,595)	(23)
Amortization of acquisition related intangible assets	(18,380)	(15,027)	(36,769)	(30,528)
Impact of partially owned consolidated subsidiaries(1)	(1,004)	(207)	(2,567)	(207)
Acquisition related expenses	13,262	(4,421)	15,618	(4,558)
Eminence impairment	(18,715)	-	(18,715)	-
Stock based compensation, inclusive of employer taxes	(14,815)	(16,225)	(28,675)	(29,557)
Restructuring costs	(743)	(142)	(1,928)	(142)
Corporate general, selling, and administrative expenses	(1,334)	(1,520)	(1,524)	(2,482)
Consolidated operating income	$62,348	$50,995	$125,570	$100,087

(1) Adjusted operating income for the second quarter and full year of fiscal 2021 have been updated for comparability to fiscal 2022 for the inclusion of the impact of partially owned consolidated subsidiaries on the Company’s adjusted operating income.

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

Consistent with the prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment – during the second quarter of fiscal 2022. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Genomics and Diagnostics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the six months ended December 31, 2021. Refer to the prior year Annual Report on form 10-K for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 20% and 23% for the quarter and six months ended December 31, 2021, respectively, compared to the same prior year periods. Organic growth for the quarter ended December 31, 2021 was 17% compared to the prior year, with acquisitions contributing 3% to revenue growth and foreign currency exchange having an immaterial impact. Organic growth for the six months ended December 31, 2021 was 19% compared to the prior year same period with acquisitions contributing 4% to revenue growth and foreign currency exchange having an immaterial impact.

Consolidated net earnings attributable to Bio-Techne increased to $80.2 million and $149.8 million for the quarter and six months ended December 31, 2021, respectively, as compared to $46.3 million and $79.7 million in the same prior year periods. The increase in net earnings attributable to Bio-Techne for the quarter and six months ended December 31, 2021 is primarily due to an increase in net sales and changes in the fair value of our ChemoCentryx investment.

Business Strategy Update

The Company’s key business strategies for long-term growth and profitability continue to be geographic expansion, core product innovation, acquisitions and talent retention and development. In fiscal 2022, the Company is also focused on evaluating how climate change impacts from our business operations might be measured and mitigated, with the plan of integrating consideration of greenhouse gas emissions and other climate variables into those key business strategies.

In response to the COVID-19 pandemic, the Company took additional steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services. The Company has maintained these procedures while incorporating additional considerations regarding potential adverse weather events associated with climate change.

The financial impact of potential environmental regulations pertaining to carbon emissions or the integration of climate change impacts into our core business strategies are not expected to materially alter the Company’s near-term financial results. Additionally, the Company is creating a cross-functional internal council to evaluate potential long-term business impacts while driving long-term sustainability solutions.

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2021 were $269.3 million and $527.0 million, respectively, an increase of 20% and 23% from the same prior year periods. Organic growth for the quarter ended December 31, 2021 was 17% compared to the prior year, with acquisitions contributing 3% to revenue growth and foreign currency exchange having an immaterial impact. Organic growth for the six months ended December 31, 2021 was 19% compared to the prior year same period with acquisitions contributing 4% to revenue growth and foreign currency exchange having an immaterial impact. Organic growth for the quarter and six months ended December 31, 2021 is primarily driven by strong biopharma demand, especially for products, services and solutions from the Protein Sciences segment and by overall execution of the Company's long-term growth strategy.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2021 were 68.2% and 67.3% respectively, compared to 67.3% and 67.4% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, stock compensation expense, amortization of intangibles, and impact of partially owned consolidated subsidiaries, adjusted gross margins for the quarter and six months ended December 31, 2021 were 72.3% and 71.8%, respectively compared to 71.5% and 71.7% for the quarter and six months ended December 31, 2020, respectively. Both consolidated gross margin and non-GAAP adjusted gross margins were positively impacted by volume leverage and favorable product mix as compared to the prior year, partially offset by additional investments made in the business to support future growth for the quarter ended December 31, 2021. Consolidated gross margin for the six months ended December 31, 2021 was negatively impacted by product mix and additional investments made in the business to support future growth. Non-GAAP adjusted gross margin for the six months ended December 31, 2021 was positively impacted by volume leverage, partially offset by additional investments made in the business to support future growth.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, and impact of partially owned consolidated subsidiaries included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Consolidated gross margin percentage	68.2%	67.3%	67.3%	67.4%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.0%	0.0%	0.3%	0.0%
Amortization of intangibles	3.8%	3.9%	3.9%	4.0%
Stock compensation expense - COGS	0.2%	0.3%	0.1%	0.3%
Impact of partially owned consolidated subsidiaries(1)	0.1%	0.0%	0.2%	0.0%
Non-GAAP adjusted gross margin percentage	72.3%	71.5%	71.8%	71.7%

(1) Adjusted gross margin percentages for the second quarter and full year of fiscal 2021 have been updated for comparability to fiscal 2022 for the inclusion of the impact of partially owned consolidated subsidiaries on the Company’s adjusted gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.6 million (21%) and $31.2 million (20%) for the quarter and six months ended December 31, 2021, respectively, from the same prior year periods. The increase in expense was due to strategic growth investments and the Asuragen acquisition in the fourth quarter of fiscal 2021.

Research and Development Expenses

Research and development expenses were $20.7 million and $42.3 million for the quarter and six months ended December 31, 2021, respectively, compared to $16.8 million and $32.8 million for the comparative prior year periods. The increase in expense was due to strategic growth investments and the Asuragen acquisition in the fourth quarter of fiscal 2021.

Segment Results

Protein Sciences

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales (in thousands)	$204,971	$172,179	$402,156	$326,625
Operating margin percentage	45.5%	46.7%	45.6%	46.2%

Protein Science’s net sales for the quarter and six months ended December 31, 2021 were $205.0 million and $402.2 million, respectively, with reported growth of 19% and 23% compared to the same respective prior year periods. Organic growth for the quarter and six months ended December 31, 2021 was 19% and 23%, respectively, when compared to the prior year. Currency exchange had an immaterial impact for both the quarter and six months ended December 31, 2021. Segment growth was driven by strong BioPharma demand resulting in broad-based growth across our proteomic research reagents and analytical tools.

The operating margin was 45.5% and 45.6% for the quarter and six months ended December 31, 2021, respectively, compared to 46.7% and 46.2% for the quarter and six month periods, respectively, for the same prior year periods. The segment’s operating margin compared to the prior year was negatively impacted by strategic investments to support future growth.

Diagnostics and Genomics

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales (in thousands)	$64,527	$52,469	$125,512	$102,595
Operating margin percentage	16.9%	15.5%	14.6%	16.4%

Diagnostics and Genomics' net sales for the quarter and six months ended December 31, 2021 were $64.5 million and $125.5 million, respectively, with reported growth of 23% and 22% compared to the same respective prior year periods. Organic growth for the quarter and six months ended December 31, 2021 was 7% and 6%, respectively, when compared to the prior year. Acquisitions contributed 16% to revenue growth for both the quarter and six months ended December 31, 2021. Currency exchange had an immaterial impact for both the quarter and six months ended December 31, 2021. Segment growth was driven by the Asuragen acquisition in the fourth quarter of fiscal 2021. Organic growth was driven by continued strength in our diagnostic reagent product lines.

The operating margin for the segment was 16.9% and 14.6% for the quarter and six months ended December 31, 2021, respectively, compared to 15.5% and 16.4% in both comparative prior year periods. The segment’s operating margin was favorably impacted by volume leverage and product mix, which were partially offset by additional investments made in the business to support future growth for the quarter ended December 31, 2021. Operating margin for the six months ended December 31, 2021 was negatively impacted by acquisitions and strategic investments to support future growth.

Income Taxes

Income taxes were at an effective rate of 16.4% and 8.2% of consolidated earnings for the quarter and six month period ended December 31, 2021, respectively, compared to 18.1% and 16.9% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and six months ended December 31, 2021 was driven by the composition and amount of net income across periods and the impact of discrete tax items of $7.6 million and $25.3 million, respectively, compared to prior year discrete tax items of $3.7 million and $7.8 million as further discussed in Note 12.

The forecasted tax rate as of the second fiscal quarter of 2022 before discrete items is 24.6% compared to the prior year forecasted tax rate before discrete items of 25.1%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2022 to range from 24% to 28%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net earnings before taxes - GAAP	$86,179	$56,368	$153,562	$95,706
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	84	23	1,596	23
Amortization of intangibles	18,380	15,027	36,769	30,528
Acquisition related expenses	(13,168)	4,514	(15,430)	4,746
Eminence impairment	18,715	-	18,715	-
Stock based compensation, inclusive of employer taxes	14,815	16,225	28,675	29,558
Restructuring costs	743	142	1,928	142
Investment (gain) loss and other	(28,395)	(10,197)	(34,630)	(5,846)
Impact of partially owned subsidiaries(1)	1,004	207	2,567	207
Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$98,357	$82,309	$193,752	$155,064

Non-GAAP tax rate	21.4%	20.6%	21.2%	20.6%
Non-GAAP tax expense	21,048	16,956	41,076	31,969

Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$77,309	$65,353	$152,676	$123,095

Earnings per share – diluted - Adjusted	$1.88	$1.62	$3.71	$3.07

(1)Adjusted consolidated net earnings and earnings per share for the second quarter and full year of fiscal 2021 have been updated for comparability to fiscal 2022 for the inclusion of the impact of partially owned consolidated subsidiaries on the Company’s adjusted consolidated net earnings.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and six months ended December 31, 2021 and December 31, 2020.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
GAAP effective tax rate	16.4%	18.1%	8.2%	16.9%
Discrete items	7.5	6.5	16.4	8.2
Annual forecast update	0.7	0.5	-	-
Long-term GAAP tax rate	24.6%	25.1%	24.6%	25.1%

Rate impact items
Stock based compensation	(1.7)	(4.2)	(1.9)	(4.2)
Other	(1.5)	(0.3)	(1.5)	(0.3)
Total rate impact items	(3.2)%	(4.5)%	(3.4)%	(4.5)%

Non-GAAP adjusted tax rate(1)	21.4%	20.6%	21.2%	20.6%

(1)In our second quarter results of fiscal 2021, the Company re-casted our first quarter results using the non-GAAP tax rate for the first six months of fiscal 2021, which normalized the tax rate impact on adjusted earnings resulting from return to growth patterns seen prior to the onset of the COVID-19 pandemic.

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended December 31, 2021 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $279.0 million as of December 31, 2021, compared to $231.6 million as of June 30, 2021. Included in available-for-sale-investments was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) which was $53.6 million as of December 31, 2021 and $20.0 million as of June 30, 2021.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has remaining potential contingent consideration payments of up to $105 million and $38 million relating to the Asuragen and B-MoGen acquisitions as of December 31, 2021. The fair value of the remaining payments is $9.0 million as of December 31, 2021.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $149.4 million from operating activities in the six months ended December 31, 2021 compared to $155.3 million in the six months ended December 31, 2020. The decrease from the prior year was primarily due to changes in the timing of cash payments on certain operating assets and liabilities, largely offset by an increase in year over year net earnings.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the six months ended December 31, 2021 and December 31, 2020 were $16.2 million and $22.4 million, respectively. Capital expenditures for the remainder of fiscal 2022 are expected to be approximately $45 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2022 is related to increasing capacity to meet expected sales growth across the Company.

During the six months ended December 31, 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or EBITDA thresholds are met. The Company is currently forecasting the first option payment of $231 million to occur in either fiscal 2023 or fiscal 2024 with the second option payment of approximately $1 billion plus potential contingent consideration occurring between fiscal 2026 and fiscal 2028.

Cash Flows From Financing Activities

During the six months ended December 31, 2021 and December 31, 2020, the Company paid cash dividends of $25.1 million and $24.7 million, respectively, to all common shareholders. On February 1, 2022, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.6 million, will be payable February 25, 2022 to all common shareholders of record on February 11, 2022.

Cash of $56.5 million and $32.3 million was received during the six months ended December 31, 2021 and 2020, respectively, from the exercise of stock options.

During the six months ended December 31, 2021, and December 31, 2020, the Company made payments of $109.3 million and $125.3 million, respectively, towards the balance of its line-of-credit facility and term loan. During the six months ended December 31, 2021, the Company borrowed $50.0 million of its line-of-credit facility. There were no borrowings for the six months ended December 31, 2020.

During the six months ended December 31, 2021, the Company repurchased $41.3 million of common stock. There were no repurchases for the six months ended December 31, 2020.

During the six months ended December 31, 2021 and December 31, 2020, the Company made $23.2 million and $7.4 million in other financing payments, respectively, related to taxes paid on restricted stock units and stock options exercised through a net share settlement.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2021 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or six months ended December 31, 2021 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of partially owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from partially owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. Revenue from partially owned subsidiaries was $0.5 million and $0.9 million for the quarter and six months ended December, 31, 2021.

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude stock-based compensation, the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, acquisition related expenses inclusive of the changes in fair value of contingent consideration, and other non-recurring items including non-recurring costs, goodwill and long-lived asset impairments, and gains. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjection assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses inclusive of the changes in fair value contingent consideration, and other non-recurring items including gains or losses on legal settlements, goodwill and long-lived asset impairment charges, and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Additionally, these amounts can vary significantly from period to period based on current activity. The Company also excludes revenue and expense attributable to partially owned consolidated subsidiaries in the calculation of our non-GAAP financial measures as the revenues and expenses are not fully attributable to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $53.6 million. As of December 31, 2021, the potential loss in fair value due to a 10% decrease in the market value of CCXI was $5.4 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended December 31, 2021, approximately 36% of consolidated net sales were made in foreign currencies, including 13% in euros, 5% in British pound sterling, 8% in Chinese yuan and the remaining 10% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Euro	$1.14	$1.19	$1.16	$1.19
British pound sterling	1.35	1.32	1.36	1.32
Chinese yuan	0.16	0.15	0.16	0.15
Canadian dollar	0.79	0.76	0.79	0.76

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2021 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$5,525
Decrease in translation of net assets of foreign subsidiaries	61,002
Additional transaction losses	3,002

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 7, 2022, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and six months ended December 31, 2021, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company's repurchase plan approved by the Board for the period prior to February 2, 2022 granted management the discretion to mitigate the dilutive effect of stock option exercises for fiscal 2018, which then increases in each period subsequent to June 30, 2018 for additional dilutive impacts of stock option exercised in those future periods. As of February 2, 2022, the Company replaced the prior share repurchase plan with a new share repurchase plan that authorizes the Company to purchase up to $400 million in stock. The Company repurchased 89,238 shares in fiscal 2022 under the previous plan. No shares have yet been repurchased under the new share repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cash Paid (thousands)
November 1-30, 2021	900	468.90	422
December 1-31, 2021	88,338	462.67	40,872

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015*

3.2	Third Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated February 1, 2018*

4.1	Description of Capital Stock -- incorporated by reference to Exhibit 4.1 of the Company's Form 10-K dated August 25, 2021*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Bio-Techne 2020 Equity Incentive Plan - incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 3, 2020*

10.3**	Form of Time Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**	Form of Time Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**	Form of the Time Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**	Form of Performance Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**	Form of Time Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

Exhibit Number	Description
10.10**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**	Form of Employee Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

10.12**	Form of Director Non-Qualified Stock Option Agreement for Second Amendment and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 26, 2017*

10.13**	Employment Agreement by and between the Company and Charles Kummeth - incorporated by reference to Exhibit 10.11 of the Company's Form-K dated September 7, 2017*

10.14**	Form of Employment Agreement by and between the Company and Executive Officers of the Company other than the CEO --incorporated by reference to Exhibit 10.12 of the Company's Form 10-K dated September 7, 2017*

10.15**	Form of Amendment No. 1 to Executive Employment Agreement – incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q dated May 11, 2020*

10.16	Credit Agreement by and among the Company, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated August 1, 2018--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated August 2, 2018*

10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company - incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.18**	Employment Agreement by and between the Company and Mr. William Geist dated December 20, 2021

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 25, 2021*

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: February 7, 2022	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 7, 2022	/s/ James Hippel
James Hippel
Principal Financial Officer