Form 10-Q
period 2022-03-31
BIO-TECHNE Corp
filed 2022-05-09
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022, or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 3, 2022, 39,233,511 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net sales	$290,376	$243,552	$817,371	$672,004
Cost of sales	88,918	75,278	261,225	215,098
Gross margin	201,458	168,274	556,146	456,906

Operating expenses:
Selling, general and administrative	89,269	82,596	276,137	238,310
Research and development	21,742	17,052	63,992	49,882
Total operating expenses	111,011	99,648	340,129	288,192
Operating income	90,447	68,626	216,017	168,714

Other income (expense)	(21,675)	(23,272)	6,317	(27,652)
Earnings before income taxes	68,772	45,354	222,334	141,062
Income taxes (benefit)	8,628	(48)	21,150	16,121
Net earnings, including noncontrolling interest	60,144	45,402	201,184	124,941
Net earnings (loss) attributable to noncontrolling interest	(595)	(380)	(9,343)	(509)
Net earnings attributable to Bio-Techne	$60,739	$45,782	$210,527	$125,450
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,851)	(1,142)	(9,573)	27,700
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	7,179	1,288	11,745	5,490
Other comprehensive income (loss)	4,328	146	2,172	33,190
Other comprehensive income (loss) attributable to noncontrolling interest	(1)	(69)	26	14
Other comprehensive income (loss) attributable to Bio-Techne	4,329	215	2,146	33,176
Comprehensive income attributable to Bio-Techne	$65,068	$45,997	$212,673	$158,626

Earnings per share attributable to Bio-Techne:
Basic	$1.55	$1.18	$5.36	$3.24
Diluted	$1.48	$1.12	$5.12	$3.11

Weighted average common shares outstanding:
Basic	39,272	38,856	39,225	38,693
Diluted	40,969	40,676	41,073	40,305

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31,
	2022	June 30,
	(unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$160,821	$199,091
Short-term available-for-sale investments	70,351	32,463
Accounts receivable, less allowance for doubtful accounts of $1,522 and $1,229, respectively	202,095	145,385
Inventories	128,283	116,748
Other current assets	31,558	16,919
Total current assets	593,108	510,606

Property and equipment, net	218,398	207,907
Right of use asset	63,450	73,834
Goodwill	827,618	843,067
Intangible assets, net	551,342	615,968
Other assets	45,976	11,575
Total assets	$2,299,892	$2,262,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30,859	$29,384
Salaries, wages and related accruals	55,642	51,294
Accrued expenses	19,998	15,282
Contract liabilities	23,107	18,995
Income taxes payable	9,788	5,336
Operating lease liabilities - current	11,864	11,602
Contingent consideration payable	—	4,000
Current portion of long-term debt obligations	12,500	12,500
Other current liabilities	3,080	3,891
Total current liabilities	166,838	152,284

Deferred income taxes	99,301	93,125
Long-term debt obligations	246,514	328,827
Long-term contingent consideration payable	4,800	25,400
Operating lease liabilities	56,348	67,625
Other long-term liabilities	12,769	24,462
Bio-Techne’s Shareholders’ equity:

Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 39,263,444 and 38,955,484, respectively	393	390
Additional paid-in capital	636,321	534,411
Retained earnings	1,132,807	1,085,461
Accumulated other comprehensive loss	(55,145)	(57,291)
Total Bio-Techne’s shareholders’ equity	1,714,376	1,562,971
Noncontrolling interest	(1,054)	8,263
Total shareholders’ equity	1,713,322	1,571,234
Total liabilities and shareholders’ equity	$2,299,892	$2,262,957

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$201,184	$124,941
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,203	63,075
Costs recognized on sale of acquired inventory	1,596	91
Deferred income taxes	7,888	(6,023)
Stock-based compensation expense	33,777	39,174
Contingent consideration payments - operating	(3,300)	(155)
Fair value adjustment to contingent consideration payable	(20,600)	6,188
Fair value adjustment on available for sale investments	(15,569)	10,234
Asset impairment restructuring	546	—
Eminence impairment	18,715	—
Leases, net	(974)	83
Other operating activity	549	(608)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(60,930)	(32,710)
Inventories	(16,034)	(4,115)
Prepaid expenses	(3,576)	414
Trade accounts payable, accrued expenses, contract liabilities, and other	11,229	12,198
Salaries, wages and related accruals	2,059	13,829
Income taxes payable	(9,208)	3,528
Net cash provided by (used in) operating activities	222,555	230,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	26,055	66,377
Purchases of available-for-sale investments	(47,998)	(39,684)
Additions to property and equipment	(31,338)	(32,985)
Acquisitions, net of cash acquired	—	(9,765)
Investment in unconsolidated entity	—	(556)
Investment of forward purchase contract	(25,000)	—
Net cash provided by (used in) investing activities	(78,281)	(16,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(37,646)	(37,174)
Proceeds from stock option exercises	68,346	54,992
Re-purchases of common stock	(102,132)	(43,178)
Borrowings under line-of-credit agreement	90,000	—
Repayments of long-term debt	(172,375)	(141,375)
Contingent consideration payments - financing	(700)	—
Other financing activity	(22,618)	(13,504)
Net cash provided by (used in) financing activities	(177,125)	(180,239)

Effect of exchange rate changes on cash and cash equivalents	(5,419)	6,219
Net change in cash and cash equivalents	(38,270)	39,511
Cash and cash equivalents at beginning of period	199,091	146,625
Cash and cash equivalents at end of period	$160,821	$186,136

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,965	$17,957
Cash paid for interest	$8,522	$10,729

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

During the nine months ended March 31, 2022, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2021.

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

Given the upcoming liquidation process to dispose of the Eminence assets, the Company identified a triggering event and performed impairment testing during the second quarter of fiscal 2022. The impairment testing resulted in a full impairment of the Eminence goodwill and intangible assets, which resulted in charges of $8.3 million and $8.6 million, respectively, for the nine-months ended March 31, 2022. The Company also recognized inventory and fixed asset impairment charges of $0.9 million and $0.9 million, respectively. The Company recorded the impairment charges within the General and Administrative line in the Consolidated Income Statement. The impairment charges recorded within Net Earnings Attributable to Bio-Techne were reduced by approximately $8 million recorded within Net Earnings Attributable to Noncontrolling Interests. The remaining net tangible assets of Eminence included in our Consolidated Balance Sheet as of March 31, 2022, were approximately $4 million and primarily consisted of fixed assets and related deposits of $3.8 million, inventory of $0.8 million, receivables of $0.7 million, and other current assets of $0.2 million. The Company also had $2.2 million related to current liabilities. The Company holds a financial interest of approximately 57.4% in those tangible assets in the upcoming liquidation process.

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

The first part of the forward contract is triggered upon Wilson Wolf achieving approximately $92 million in annual revenue or $55 million in annual earnings before interest, taxes, depreciation, and amortization (EBITDA) at any point prior to December 31, 2027. Once triggered, the Company is required to make a payment of $231 million in exchange for a 19.9% ownership stake. If Wilson Wolf doesn’t achieve the revenue and EBITDA targets by December 31, 2027, the agreement will expire.

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

In September 2021, the Company informed employees of our decision to close our Exosome Diagnostics Germany facility, discontinuing lab and research occurring at the site, as part of a realignment of activities within our Exosome Diagnostics business. The restructuring activities were substantially complete as of the end of the third fiscal quarter, with final remaining payouts expected to occur in the fourth quarter of fiscal 2022. As a result of the restructuring activities, an estimated pre-tax charge of $1.2 million was recorded within our Diagnostics and Genomics segment during the first quarter of fiscal 2022. Additional charges of approximately $0.5 million and $(0.3) million were recorded in the second and third quarters of fiscal 2022, respectively. These additional charges related to the refinement of our estimated close down costs as well as miscellaneous shut-down costs incurred during the quarter. Total restructuring charges for the closure of the Exosome Diagnostics Germany facility for the nine months ended March 31, 2022 were recorded within operating income on the income statement as follows (in thousands):

	Employee	Asset
	Severance	Impairment and other	Total
Selling, general and administrative	$649	$750	$1,399

Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

	Employee	Asset
	Severance	Impairment and other	Total
Accrued restructuring action balances as of September 30, 2021(1)	$639	$364	$1,003
Incremental expense incurred in the second quarter of fiscal 2022	—	242	242
Cash payments	(370)	(242)	(612)
Adjustments	301	(37)	264
Accrued restructuring actions balances as of December 31, 2021	570	327	897
Cash payments	(200)	(272)	(472)
Adjustments(2)	(345)	(28)	(373)
Accrued restructuring actions balances as of March 31, 2022	$25	$27	$52

(1)The expense recorded for the three months ended September 30, 2021 of $1.2 million included $0.2 million related to the non-cash impairment of fixed assets.

(2)Adjustments include refinements to our estimated close down costs as well as the impacts from foreign currency exchange.

During the second quarter of fiscal 2022, the Company also incurred a restructuring charge of $0.2 million related to employee severance for the relocation of a US plant. This charge is recorded within Other current liabilities as of March 31, 2022. There were no cash payments or adjustments related to this restructuring during the quarter ended March 31, 2022.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the nine months ended March 31, 2022. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2021.

Note 2. Revenue Recognition:

Consumables revenues consist of specialized proteins, immunoassays, antibodies, reagents, blood chemistry and blood gas quality controls, and hematology instrument controls that are typically single-use products recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues consist of extended warranty contracts, post contract support, and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. Service revenues also include laboratory services recognized at point in time. Prior to fiscal 2021, the Company has not recognized revenue upon completion of the performance obligation for laboratory services, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. The Company accounted for these services based on cash receipts as we did not have significant historical experience collecting payments from Medicare or other insurance providers and considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Given Medicare coverage for our laboratory services became effective on December 1, 2019, the Company considered it to have sufficient data to estimate variable consideration as of July 1, 2020 for laboratory services that are reimbursed by Medicare. The amount of cash received in fiscal 2021 for laboratory services reimbursed by Medicare that were performed prior to July 1, 2020 was approximately $0.5 million. The Company continues to record revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration remains constrained. We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations were not material as of March 31, 2022.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of March 31, 2022 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of March 31, 2022 and June 30, 2021 were approximately $25.1 million and $20.0 million, respectively. Contract liabilities as of June 30, 2021 subsequently recognized as revenue during the quarter and nine month period ended March 31, 2022 were approximately $1.9 million and $15.2 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Consumables	$239,171	$198,818	$657,568	$542,909
Instruments	28,899	24,748	92,121	70,849
Services	17,815	14,503	51,426	45,142
Total product and services revenue, net	$285,885	$238,069	$801,115	$658,900
Royalty revenues	4,491	5,483	16,256	13,104
Total revenues, net	$290,376	$243,552	$817,371	$672,004

Revenue by geography is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
United States	$163,976	$131,586	$447,045	$359,586
EMEA, excluding United Kingdom	55,301	54,552	164,003	147,622
United Kingdom	12,920	11,213	37,240	29,599
APAC, excluding Greater China	21,100	19,002	58,204	52,744
Greater China	26,554	20,467	85,997	63,685
Rest of World	10,525	6,732	24,882	18,768
Net Sales	$290,376	$243,552	$817,371	$672,004

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2022	2021
Raw materials	$69,263	$55,096
Finished goods(1)	64,742	67,108
Inventories, net	$134,005	$122,204

(1) Finished goods inventory of $5,722 and $5,456 included within other long-term assets in the respective March 31, 2022 and June 30, 2021, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2022	2021
Land	$8,603	$8,612
Buildings and improvements	225,378	190,661
Machinery and equipment	164,665	149,410
Construction in progress	26,508	49,073
Property and equipment, cost	425,154	397,756
Accumulated depreciation and amortization	(206,756)	(189,849)
Property and equipment, net	$218,398	$207,907

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2022	2021

Developed technology	$543,977	$552,160
Trade names	147,311	147,640
Customer relationships	228,943	232,493
Patents	3,249	2,926
Other intangibles	6,313	6,316
Definite-lived intangible assets	929,793	941,535
Accumulated amortization	(401,151)	(348,267)
Definite-lived intangibles assets, net	528,642	593,268
In process research and development	22,700	22,700
Total intangible assets, net	$551,342	$615,968

Changes to the carrying amount of net intangible assets for the period ended March 31, 2022 consist of (in thousands):

Beginning balance	$615,968
Acquisitions	—
Other additions	283
Amortization expense	(55,731)
Currency translation	(615)
Eminence impairment (1)	(8,563)
Ending balance	$551,342

The estimated future amortization expense for intangible assets as of March 31, 2022 is as follows (in thousands):

2022 remainder	$18,478
2023	71,725
2024	68,857
2025	65,621
2026	61,876
Thereafter	242,085
Total	$528,642

(1) As disclosed in Note 1, the Company recorded an impairment charge of $8.6 million related to Eminence in Q2 of FY'22.

Goodwill:

Changes to the carrying amount of goodwill for the period ended March 31, 2022 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Genomics	Total
Beginning balance	$392,717	$450,350	$843,067
Acquisitions(1)	—	(4,407)	(4,407)
Eminence impairment	(8,275)	—	(8,275)
Currency translation	(2,588)	(179)	(2,767)
Ending balance	$381,854	$445,764	$827,618

(1)As discussed in Note 4, there was an adjustment to the preliminary allocation of the Asuragen acquisition opening balance sheet during the measurement period.

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

As disclosed in Note 1, the Company identified a triggering event and a goodwill impairment charge of $8.3 million in the second quarter of fiscal 2022. No additional triggering events or items beyond the upcoming Eminence liquidation were identified during the quarter ended March 31, 2022. The impairment of the Eminence goodwill is the only impairment of goodwill recorded since the adoption of Financial Accounting Standards Board ("FASB") ASC 350 guidance for goodwill and other intangibles on July 1, 2002.

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

Fiscal year 2021 Acquisitions

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

Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the quarter ended March 31, 2022 were approximately $8.6 million and $0.1 million, respectively. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the nine months ended March 31, 2022 were approximately $25.0 million and $3.7 million, respectively.

The allocation of purchase consideration related to Asuragen was completed in the third quarter of fiscal year 2022. The fair values of the assets acquired and liabilities assumed at acquisition date and the updated final amounts as of March 31, 2022 are as follows (in thousands):

	Preliminary allocation at	Adjustments	Final allocation at
	acquisition date	to fair value	March 31, 2022
Current assets, net of cash	$10,422	$	$10,422
Equipment and other long-term assets	3,762		3,762
Intangible assets:
Developed technology	107,000		107,000
In-process research and development	22,700		22,700
Customer relationships	11,700		11,700
Trade names	2,000		2,000
Non-competition agreement	1,000		1,000
Goodwill	94,970	(4,407)	90,563
Total assets acquired	253,554	(4,407)	249,147

Liabilities	4,003	960	4,963
Deferred income taxes, net	15,664	(5,367)	10,297
Net assets acquired	$233,887	$—	$233,887

Cash paid, net of cash acquired	215,587		215,587
Contingent consideration payable	18,300		18,300
Net assets acquired	$233,887	$—	$233,887

As summarized in the table, there were adjustments totaling $4.4 million to goodwill during the measurement period. These adjustments relate to refinements within our deferred tax amounts based on factors existing on the acquisition date.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total
	carrying
	value as of	Fair Value Measurements Using
	March 31,	Inputs Considered as
	2022	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$55,851	$55,851	$—	$—
Certificates of deposit(2)	14,500	14,500	—	—
Derivative instruments - cash flow hedges	9,305	—	9,305	—
Total assets	$79,656	$70,351	$9,305	$—

Liabilities
Contingent consideration	$4,800	$—	$—	$4,800
Derivative instruments - cash flow hedges	2,046	—	2,046	—
Total liabilities	$6,846	$—	$2,046	$4,800

	Total
	carrying
	value as of	Fair Value Measurements Using
	June 30,	Inputs Considered as
	2021	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$19,963	$18,581	$1,382	$—
Certificates of deposit(2)	12,500	12,500	—	—
Derivative instruments - cash flow hedges	275	—	275	—
Total assets	$32,738	$31,081	$1,657	$—

Liabilities
Contingent consideration	$29,400	$—	$—	$29,400
Derivative instruments - cash flow hedges	8,376	—	8,376	—
Total liabilities	$37,776	$—	$8,376	$29,400

(1)

Included in available-for-sale investments on the balance sheet. The cost basis in the Company's investment in ChemoCentryx Inc (CCXI) was $6.6 million at both March 31, 2022 and June 30, 2021. The fair value of the Company’s investment in CCXI was $36.5 million and $20.0 million at March 31, 2022 and June 30, 2021, respectively. The Company exercised the warrant via net share settlement to acquire 66,833 additional shares of CCXI equity shares during the quarter ended March 31, 2022. The warrant was valued at $1.4 million as of June 30, 2021. The Company also purchased exchange traded investment grade bond funds during the quarter ended March 31, 2022. The cost basis and fair value of these exchange traded investment grade bond funds as of March 31, 2022 was $20.0 million and $19.4 million, respectively.

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

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on an initial $380 million of notional principal amount. The notional amount decreased by $100 million in October 2020, $80 million in October 2021 and will further decrease by $200 million in October 2022. In June 2020, the Company de-designated $80 million of the notional amount set to expire in October 2020. The net loss associated with the June 2020 de-designated portion of the derivative instrument was not reclassified into earnings based on the amount of probable variable interest payments to occur within a two-month time period of the forecasted hedged transaction. In December 2020, the Company de-designated an additional $80 million of notional amount set to expire in October 2021. The net loss associated with the December 2020 de-designated portion of the derivative instrument was recorded as a loss in other non-operating income related to variable interest debt payments in certain months on a portion of the de-designated derivative that was not expected to occur. The fair value of the designated derivative instrument is $2 million and is recorded within short-term liabilities on the Consolidated Balance Sheet as of March 31, 2022. The fair value of the designated derivative instrument was $7.6 million as of June 30, 2021 and was recorded within other long-term liabilities on the Consolidated Balance Sheet.

In May 2021, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal amount. The effective date of the swap is November 2022 with the full swap maturing in November 2025. The fair value of the derivative instrument was $9.3 million and $0.3 million as of March 31, 2022 and June 30, 2021, respectively, which is recorded within other long-term assets on the Consolidated Balance Sheet.

Changes in the fair value of the designated hedged instruments are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $5.2 million to interest expense and related tax benefits of $1.2 million during the nine months ended March 31, 2022. The Company reclassified $6.7 million to interest expense, $0.5 million to non-operating income for the portion of de-designated variable payments considered probable to not occur, and related tax benefits of $1.7 million during the nine months ended March 31, 2021.The instruments were valued using observable market inputs in active markets and therefore are classified as Level 2 liabilities.

Fair value measurements of contingent consideration

The Company has $4.8 million in contingent consideration recorded as of March 31, 2022, which is the fair value of contingent consideration related to the Asuragen acquisition. The Company is required to make contingent consideration payments of up to $105.0 million as part of the acquisition agreement. The contingent agreement is based on achieving certain revenue thresholds. The opening balance sheet fair value of the liabilities for the Asuragen acquisition was $18.3 million, as discussed in Note 4. The fair value amount recorded on the opening balance sheet of the revenue milestone payments was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. As of June 30, 2021, the Company had accrued contingent consideration for the Asuragen, B-Mogen Biotechnologies Inc, and QT Holdings Corporation acquisitions.

During the first quarter of fiscal 2022, the Company made a $4.0 million payment on the QT Holdings Corporation contingent consideration agreement relating to certain product development milestones. The cash paid was consistent with the related accrual for QT Holdings Corporation as of June 30, 2021.

The ultimate settlement of contingent consideration liabilities for the Asuragen acquisition could deviate from current estimates based on the actual results of the financial measures described above. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Quarter Ended	Nine Months Ended
	March 31,	March 31,
	2022	2022

Fair value at the beginning of period	$9,000	$29,400
Change in fair value of contingent consideration	(4,200)	(20,600)
Payments	—	(4,000)
Fair value at the end of period	$4,800	$4,800

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

The Credit Agreement matures on August 1, 2023 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2022, the outstanding balance under the Credit Agreement was $259.1 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the nine months ended March 31, 2022, the Company recognized $3.4 million in variable lease expense and $10.8 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

		As of
		March 31,
	Balance Sheet Classification	2022
Operating leases:
Operating lease right of use assets	Right of Use Asset	$63,450

Current operating lease liabilities	Operating lease liabilities current	$11,864
Noncurrent operating lease liabilities	Operating lease liabilities	56,348
Total operating lease liabilities		$68,212

Weighted average remaining lease term (in years):		6.98

Weighted average discount rate:		3.89%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the nine months ended (in thousands):

Nine months ended
March 31,
2022
Cash amounts paid on operating lease liabilities	$11,221

Right of use assets obtained in exchange for lease liabilities	2,812

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

Operating
Leases
Remainder of fiscal 2022	$3,686
2023	13,874
2024	12,214
2025	11,057
2026	9,634
Thereafter	27,819
Total	$78,284
Less: Amounts representing interest	10,072
Total Lease obligations	$68,212

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 and $0.96 in both the three and nine months ended March 31, 2022 and 2021, respectively.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2021	38,955	$390	$534,411	$1,085,461	$(57,291)	$8,263	$1,571,234
Net earnings				69,615		(634)	68,981
Other comprehensive income (loss)					(6,925)	(39)	(6,964)
Share repurchases
Common stock issued for exercise of options	295	3	36,345	(13,481)			22,867
Common stock issued for restricted stock awards	20	0	0	(9,765)			(9,765)
Cash dividends				(12,493)			(12,493)
Stock-based compensation expense			11,396				11,396
Common stock issued to employee stock purchase plan	3	0	1,358				1,358
Employee stock purchase plan expense			341				341
Balances at September 30, 2021	39,273	$393	$583,851	$1,119,337	$(64,216)	$7,590	$1,646,955
Net earnings				80,173		(8,114)	72,059
Other comprehensive income (loss)					4,742	66	4,808
Share repurchases	(89)	(1)		(41,293)			(41,294)
Common stock issued for exercise of options	134	1	18,604				18,605
Common stock issued for restricted stock awards	1						—
Cash dividends				(12,576)			(12,576)
Stock-based compensation expense			13,701				13,701
Common stock issued to employee stock purchase plan			6				6
Employee stock purchase plan expense			267				267
Balances at December 31, 2021	39,319	$393	$616,429	$1,145,641	$(59,474)	$(458)	$1,702,531
Net earnings				60,739		(595)	60,144
Other comprehensive income (loss)					4,329	(1)	4,328
Share repurchases	(145)	(1)		(60,837)			(60,838)
Common stock issued for exercise of options	84	1	10,494				10,495
Common stock issued for restricted stock awards	1			(159)			(159)
Cash dividends				(12,577)			(12,577)
Stock-based compensation expense			8,043				8,043
Common stock issued to employee stock purchase plan	4		1,330				1,330
Employee stock purchase plan expense			25				25
Balances at March 31, 2022	39,263	393	636,321	1,132,807	(55,145)	(1,054)	1,713,322

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2020	38,453	$385	$420,536	$1,057,470	$(97,199)	$—	$1,381,192
Cumulative effect adjustments due to adoption of new accounting standards				(276)			(276)
Net earnings				33,395			33,395
Other comprehensive income (loss)					14,057		14,057
Common stock issued for exercise of options	117	1	13,727				13,728
Common stock issued for restricted stock awards	25	0	(0)	(4,890)			(4,890)
Cash dividends				(12,336)			(12,336)
Stock-based compensation expense			12,667				12,667
Common stock issued to employee stock purchase plan	6	0	1,463				1,463
Employee stock purchase plan expense			286				286
Balances at September 30, 2020	38,601	$386	$448,679	$1,073,362	$(83,142)	$—	$1,439,285
Non-controlling interest in Eminence						8,985	8,985
Net earnings				46,274		(130)	46,144
Other comprehensive income (loss)					18,904	83	18,987
Common stock issued for exercise of options	161	2	16,748	(2,482)			14,268
Common stock issued for restricted stock awards	3	0	(0)	0			—
Cash dividends				(12,392)			(12,392)
Stock-based compensation expense			15,471				15,471
Employee stock purchase plan expense			106				106
Balances at December 31, 2020	38,765	$388	$481,004	$1,104,762	$(64,238)	$8,938	$1,530,854
Net earnings				45,782		(380)	45,402
Other comprehensive income (loss)					215	(69)	146
Share repurchases	(120)	(1)		(43,177)			(43,178)
Common stock issued for exercise of options	195	2	21,324	(4,332)			16,994
Common stock issued for restricted stock awards	10	0	(0)	(1,801)			(1,801)
Cash dividends				(12,446)			(12,446)
Stock-based compensation expense			10,232				10,232
Common stock issued to employee stock purchase plan	4	0	1,328				1,328
Employee stock purchase plan expense			411				411
Balances at March 31, 2021	38,854	$389	$514,299	$1,088,788	$(64,023)	$8,489	$1,547,942

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified $4.0 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2022. The Company reclassified $5.5 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2021.

The accumulated balances related to each component of other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows:

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2021	$(6,193)	$(51,098)	$(57,291)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	7,757	(9,599)	(1,842)
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	3,988	$—	$3,988
Balance as of March 31, 2022 (2)	$5,552	(60,697)	(55,145)

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2020 attributable to Bio-Techne	$(13,253)	$(83,946)	$(97,199)
Other comprehensive income (loss), net of tax before reclassifications, attributable to Bio-Techne	(13)	27,686	27,673
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(3)	5,503	—	5,503
Balance as of March 31, 2021 (2)	$(7,763)	$(56,260)	$(64,023)

(1)

Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $5,214 to interest expense and recorded a related tax benefit of $1,226 during the nine months ended March 31, 2022.

(2)	The Company had a net deferred tax liability of $1,706 and a net deferred tax benefit of $2,394 included in the accumulated other comprehensive income loss as of March 31, 2022 and 2021, respectively.
(3)

Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $6,662 to interest expense and $512 to non-operating income relating to variable interest payments that were probable not to occur in the nine months ended March 31, 2021. The Company also recorded a related tax benefit of $1,670 during the nine months ended March 31, 2021.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Earnings per share – basic:
Net earnings, including noncontrolling interest	$60,144	$45,402	$201,184	$124,941
Less net earnings (loss) attributable to noncontrolling interest	(595)	(380)	(9,343)	(509)
Net earnings attributable to Bio-Techne	$60,739	$45,782	$210,527	$125,450
Income allocated to participating securities	(25)	(27)	(95)	(77)
Income available to common shareholders	$60,714	$45,755	$210,432	$125,373
Weighted-average shares outstanding – basic	39,272	38,856	39,225	38,693
Earnings per share – basic	$1.55	$1.18	$5.36	$3.24

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$60,144	$45,402	$201,184	$124,941
Less net earnings (loss) attributable to noncontrolling interest	(595)	(380)	(9,343)	(509)
Net earnings attributable to Bio-Techne	$60,739	$45,782	$210,527	$125,450
Income allocated to participating securities	(25)	(27)	(95)	(77)
Income available to common shareholders	$60,714	$45,755	$210,432	$125,373
Weighted-average shares outstanding – basic	39,272	38,856	39,225	38,693
Dilutive effect of stock options and restricted stock units	1,697	1,820	1,848	1,612
Weighted-average common shares outstanding – diluted	40,969	40,676	41,073	40,305
Earnings per share – diluted	$1.48	$1.12	$5.12	$3.11

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 0.8 million and 1.8 million for the quarter ended March 31, 2022 and 2021 respectively and 0.7 million and 1.6 million for the nine months ended March 31, 2022 and 2021 respectively.

Note 10. Share-based Compensation:

During the nine months ended March 31, 2022 and 2021, the Company granted 0.3 million and 0.7 million stock options at weighted average grant prices of $480.67 and $269.64 and weighted average fair values of $119.10 and $57.50, respectively. During the nine months ended March 31, 2022 and 2021, the Company granted 27,573 and 23,367 restricted stock units at a weighted average fair value of $470.38 and $269.87, respectively. During the nine months ended March 31, 2022 and 2021, the Company granted 6,896 and 11,803 shares of restricted common stock shares at a weighted average fair value of $489.34 and $264.73.

Stock options for 555,103 and 505,137 shares of common stock with total intrinsic values of $196.3 million and $108.0 million were exercised during the nine months ended March 31, 2022 and 2021, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $8.7 million and $11.1 million was included in selling, general and administrative expenses for the quarter ended March 31, 2022 and 2021 respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $35.9 million and $36.0 million was included in selling, general, and administrative expenses for the nine months ended March 31, 2022 and 2021, respectively. Additionally, the company recognized $0.4 million and $1.1 million of stock-based compensation costs in cost of goods sold in the quarter and nine months ended March 31, 2022 respectively, compared to $0.4 million and $1.5 million in cost of goods sold in the comparative prior year periods. As of March 31, 2022, there was $41.7 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 200,000 shares were allocated to the ESPP. The Company recorded immaterial expense for the quarter ended March 31,

2022 and $0.4 million for the quarter ended March 31, 2021. The Company recorded expense of $0.6 million and $0.8 million for the ESPP for the nine months ended March 31, 2022 and 2021, respectively.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest expense	$(2,493)	$(2,660)	$(8,804)	$(10,661)
Interest income	168	114	606	306
Other non-operating income (expense), net(1)	(19,350)	(20,726)	14,515	(17,297)
Total other income (expense)	$(21,675)	$(23,272)	$6,317	$(27,652)

(1)

Primarily due to a $17.2 million loss and $16.5 million gain in the fair value of our CCXI investment for the quarter and nine months ended March 31, 2022, respectively, as compared to a $16.6 million loss and $10.2 million loss in the comparative periods.

Note 12. Income Taxes:

The Company’s effective income tax rate for the third quarter of fiscal 2022 and 2021 was 12.5% and (0.1)%, respectively, of consolidated earnings before income taxes, and 9.5% and 11.4% for the first nine months of fiscal 2022 and 2021, respectively. The change in the company’s tax rate for the quarter and nine months ended March 31, 2022 compared to the quarter and nine months ended March 31, 2021 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $6.3 million and $31.6 million during the quarter and nine months ended March 31, 2022, respectively, compared to $11.6 million and $19.5 million during the quarter and nine months ended March 31, 2021, respectively. Share-based compensation excess tax benefit contributed $3.4 million and $27.8 million in the quarter and nine months ended March 31, 2022, respectively, compared to $11.7 million and $19.7 million in the quarter and nine months, ended March 31, 2021, respectively. The Company recognized total other immaterial net discrete tax benefit of $2.9 million and $3.8 million in the quarter and nine months ended March 31, 2022, respectively, compared to $0.1 million and $0.2 million of other immaterial net discrete tax expense in the quarter and nine months ended March 31, 2021, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales:
Protein Sciences	$213,176	$185,623	$615,332	$512,248
Diagnostics and Genomics	77,679	58,093	203,191	160,687
Intersegment	(479)	(164)	(1,152)	(931)
Consolidated net sales	$290,376	$243,552	$817,371	$672,004

Operating income:
Protein Sciences	$96,750	$88,983	$280,131	$239,788
Diagnostics and Genomics	19,405	10,417	37,748	27,197
Segment operating income	$116,155	$99,400	$317,879	$266,985
Costs recognized on sale of acquired inventory	—	(68)	(1,596)	(91)
Amortization of acquisition related intangible assets	(18,173)	(15,222)	(54,942)	(45,750)
Impact of partially owned consolidated subsidiaries(1)	(892)	(699)	(3,446)	(906)
Acquisition related expenses	3,710	(1,731)	19,328	(6,289)
Eminence impairment	—	—	(18,715)	—
Stock based compensation, inclusive of employer taxes	(9,056)	(11,968)	(37,731)	(41,525)
Restructuring costs	291	—	(1,638)	(142)
Corporate general, selling, and administrative expenses	(1,588)	(1,086)	(3,122)	(3,568)
Consolidated operating income	$90,447	$68,626	$216,017	$168,714

(1) Adjusted operating income for the third quarter and full year of fiscal 2021 have been updated for comparability to fiscal 2022 for the inclusion of the impact of partially owned consolidated subsidiaries on the Company’s adjusted operating income.

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

Consistent with the prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment – during the third quarter of fiscal 2022. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Genomics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the nine months ended March 31, 2022. As disclosed in Note 1, the Company made a $25 million investment in a forward contract, which allows the Company to acquire Wilson Wolf based on certain revenue or EBITDA thresholds being met. Refer to the prior year Annual Report on form 10-K for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 19% and 22% for the quarter and nine months ended March 31, 2022, respectively, compared to the same prior year periods. Organic growth for the quarter ended March 31, 2022 was 17% compared to the prior year, with acquisitions contributing 3% to revenue growth and foreign currency exchange having an unfavorable impact of 1%. Organic growth for the nine months ended March 31, 2022 was 18% compared to the prior year same period with acquisitions contributing 4% to revenue growth and foreign currency exchange having an immaterial impact.

Consolidated net earnings attributable to Bio-Techne increased to $60.7 million and $210.5 million for the quarter and nine months ended March 31, 2022, respectively, as compared to $45.8 million and $125.5 million in the same prior year periods. The increase in net earnings attributable to Bio-Techne for the quarter ended March 31, 2022 is primarily due to sales growth and changes in the fair value of contingent consideration for acquisitions. The increase in net earnings attributable to Bio-Techne for the nine months ended March 31, 2022 is primarily due to sales growth and changes in the fair value of contingent consideration for acquisitions, partially offset by changes in the fair value of our CCXI investment.

Business Strategy Update

Environmental

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

Digital

In driving our four key business strategies, the Company utilizes digital networks and systems for data transmission, transaction processing, and storing of electronic information. As disclosed in Item 1A Risk Factors of the Company’s 10-K, increased cybersecurity attack activity poses a risk for our business. In response to this risk, the Company actively completes system patching and required maintenance, performs internal and third-party employee training, monitors network and system activity, and completes data backups for our systems. However, even with the Company’s procedures performed, our digital networks and systems are still potentially vulnerable to cyberattacks.

The financial impact of our cybersecurity initiatives and activities are ongoing and not expected to have a material impact on our financial results. However, the impact on our financial results from a material cyber breach would be unknown and dependent on the nature of the breach.

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2022 were $290.4 million and $817.4 million, respectively, an increase of 19% and 22% from the same prior year periods. Organic growth for the quarter ended March 31, 2022 was 17% compared to the prior year, with acquisitions contributing 3% to revenue growth and foreign currency exchange having an unfavorable impact of 1%. Organic growth for the nine months ended March 31, 2022 was 18% compared to the prior year same period with acquisitions contributing 4% to revenue growth and foreign currency exchange having an immaterial impact. Organic growth for the quarter and nine months ended March 31, 2022 is primarily driven by broad based revenue growth and by overall execution of the Company's long-term growth strategy.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2022 were 69.4% and 68.0% respectively, compared to 69.1% and 68.0% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, stock compensation expense, amortization of intangibles, and impact of partially owned consolidated subsidiaries, adjusted gross margins for the quarter and nine months ended March 31, 2022 were 73.2% and 72.3%, respectively compared to 73.0% and 72.2% for the quarter and nine months ended March 31, 2021, respectively. Both consolidated gross margin and non-GAAP adjusted gross margins for the quarter ended March 31, 2022 were positively impacted by volume leverage and favorable product mix as compared to the prior year. Consolidated gross margin and non-GAAP adjusted gross margin for the nine months ended March 31, 2022 remained relatively consistent with the prior period due to volume leverage and product mix, partially offset by additional investments made in the business to support future growth.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, and impact of partially owned consolidated subsidiaries included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Consolidated gross margin percentage	69.4%	69.1%	68.0%	68.0%
Identified adjustments:
Costs recognized upon sale of acquired inventory	—%	—%	0.2%	0.0%
Amortization of intangibles	3.5%	3.6%	3.7%	3.9%
Stock compensation expense - COGS	0.1%	0.2%	0.1%	0.2%
Impact of partially owned consolidated subsidiaries(1)	0.2%	0.1%	0.3%	0.1%
Non-GAAP adjusted gross margin percentage	73.2%	73.0%	72.3%	72.2%

(1) Adjusted gross margin percentages for the third quarter and full year of fiscal 2021 have been updated for comparability to fiscal 2022 for the inclusion of the impact of partially owned consolidated subsidiaries on the Company’s adjusted gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $89.3 million and increased 16% to $276.1 million for the quarter and nine months ended March 31, 2022, respectively, from the same prior year periods. The increase in expense was due to strategic growth investments and the Asuragen acquisition in the fourth quarter of fiscal 2021.

Research and Development Expenses

Research and development expenses increased 28% to $21.7 million and increased 28% to $64.0 million for the quarter and nine months ended March 31, 2022, respectively, from the same prior year periods. The increase in expense was due to strategic growth investments and the Asuragen acquisition in the fourth quarter of fiscal 2021.

Segment Results

Protein Sciences

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales (in thousands)	$213,176	$185,623	$615,332	$512,248
Operating margin percentage	45.4%	47.9%	45.5%	46.8%

Protein Sciences’ net sales for the quarter and nine months ended March 31, 2022 were $213.2 million and $615.3 million, respectively, with reported growth of 15% and 20% compared to the same respective prior year periods. Organic growth for the quarter and nine months ended March 31, 2022 was 16% and 20%, respectively, when compared to the prior year. Currency exchange had a 1% unfavorable impact and an immaterial impact for the quarter and nine months ended March 31, 2022, respectively. Segment growth was driven by strong BioPharma demand resulting in broad-based growth across our proteomic research reagents and analytical tools.

The operating margin was 45.4% and 45.5% for the quarter and nine months ended March 31, 2022, respectively, compared to 47.9% and 46.8% in both comparative prior year periods. The segment’s operating margin compared to the prior year was negatively impacted by strategic investments to support future growth, which was partially offset by volume leverage.

Diagnostics and Genomics

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales (in thousands)	$77,679	$58,093	$203,191	$160,687
Operating margin percentage	25.0%	17.9%	18.6%	16.9%

Diagnostics and Genomics' net sales for the quarter and nine months ended March 31, 2022 were $77.7 million and $203.2 million, respectively, with reported growth of 34% and 26% compared to the same respective prior year periods. Organic growth for the quarter and nine months ended March 31, 2022 was 19% and 11%, respectively, when compared to the prior year. Acquisitions contributed 15% to revenue growth for both the quarter and nine months ended March 31, 2022. Currency exchange had an immaterial impact for both the quarter and nine months ended March 31, 2022. Segment growth was driven by the Asuragen acquisition in the fourth quarter of fiscal 2021 and organic growth. Organic growth was driven by an exclusive agreement entered into for development, finalization and commercialization of our ExoTRU kidney transplant rejection test and continued strength in our diagnostic reagent product lines.

The operating margin for the segment was 25.0% and 18.6% for the quarter and nine months ended March 31, 2022, respectively, compared to 17.9% and 16.9% in both comparative prior year periods. The segment’s operating margin was favorably impacted by volume leverage and product mix, which were partially offset by additional investments made in the business to support future growth for the quarter and nine months ended March 31, 2022.

Income Taxes

Income taxes were at an effective rate of 12.5% and 9.5% of consolidated earnings for the quarter and nine month period ended March 31, 2022, respectively, compared to (0.1)% and 11.4% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2022 was driven by the composition and amount of net income across periods and the impact of discrete tax items of $6.3 million and $31.6 million, respectively, compared to prior year discrete tax items of $11.6 million and $19.5 million as further discussed in Note 12.

The forecasted tax rate as of the third fiscal quarter of 2022 before discrete items is 23.8% compared to the prior year forecasted tax rate before discrete items of 25.2%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2022 to range from 23% to 27%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net earnings before taxes - GAAP	$68,772	$45,354	$222,334	$141,062
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	—	68	1,596	91
Amortization of intangibles	18,173	15,222	54,942	45,750
Acquisition related expenses	(3,616)	1,825	(19,046)	6,571
Eminence impairment	—	—	18,715	—
Stock based compensation, inclusive of employer taxes	9,056	11,968	37,731	41,525
Restructuring costs	(291)	—	1,638	142
Investment (gain) loss and other	18,100	16,590	(16,530)	10,232
Impact of partially owned subsidiaries(1)	1,028	591	3,595	798

Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$111,222	$91,618	$304,975	$246,171
Non-GAAP tax rate	21.2%	20.2%	21.2%	20.2%
Non-GAAP tax expense	23,656	18,577	64,732	49,551
Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$87,566	$73,041	$240,243	$196,620
Earnings per share - diluted - Adjusted	$2.14	$1.80	$5.85	$4.88

(1)Adjusted consolidated net earnings and earnings per share for the third quarter and full year of fiscal 2021 have been updated for comparability to fiscal 2022 for the inclusion of the impact of partially owned consolidated subsidiaries on the Company’s adjusted consolidated net earnings and earnings per share.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2022 and March 31, 2021.

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

GAAP effective tax rate	12.5%	(0.1)%	9.5%	11.4%
Discrete items	9.1	25.7	14.3	13.8
Annual forecast update	2.2	(0.4)	—	—
Long-term GAAP tax rate	23.8%	25.2%	23.8%	25.2%

Rate impact items
Stock based compensation	(1.7)	(5.6)	(1.8)	(5.6)
Other	(0.9)	0.6	(0.8)	0.6
Total rate impact items	(2.6)%	(5.0)%	(2.6)%	(5.0)%
Non-GAAP adjusted tax rate(1)	21.2%	20.2%	21.2%	20.2%

(1) In our third quarter results of fiscal 2021, the Company recast our first quarter results using the non-GAAP tax rate for the first nine months of fiscal 2021, which normalized the tax rate impact on adjusted earnings resulting from return to growth patterns seen prior to the onset of the COVID-19 pandemic.

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended March 31, 2022 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $231.2 million as of March 31, 2022, compared to $231.6 million as of June 30, 2021. Included in available-for-sale-investments was the fair value of the Company's investment in ChemoCentryx, Inc. (CCXI) which was $36.5 million as of March 31, 2022 and $20.0 million as of June 30, 2021. Also included in the available-for-sale-investments was the fair value of the Company’s investment in exchange traded investment grade bond funds, which was $19.4 million as of March 31, 2022. The Company did not hold these funds as of June 30, 2021.

The Company has a line-of-credit and term loan governed by a Credit Agreement dated August 1, 2018. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

The Company has remaining potential contingent consideration payments of up to $105 million  related to the Asuragen acquisition as of March 31, 2022. The fair value of the remaining payments is $4.8 million as of March 31, 2022.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $222.6 million from operating activities in the nine months ended March 31, 2022 compared to $230.1 million in the nine months ended March 31, 2021. The decrease from the prior year was primarily due to changes in the timing of cash payments on certain operating assets and liabilities, largely offset by an increase in year over year net earnings.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the nine months ended March 31, 2022 and March 31, 2021 were $31.3 million and $33.0 million, respectively. Capital expenditures for the remainder of fiscal 2022 are expected to be approximately $23 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2022 is related to increasing capacity to meet expected sales growth across the Company.

During the nine months ended March 31, 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or EBITDA thresholds are met. The Company is currently forecasting the first option payment of $231 million to occur in either fiscal 2023 or fiscal 2024 with the second option payment of approximately $1 billion plus potential contingent consideration occurring between fiscal 2026 and fiscal 2028.

Cash Flows From Financing Activities

During the nine months ended March 31, 2022 and March 31, 2021, the Company paid cash dividends of $37.6 million and $37.2 million, respectively, to all common shareholders. On May 4, 2022, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.6 million, will be payable May 27, 2022 to all common shareholders of record on May 16, 2022.

Cash of $68.3 million and $55.0 million was received during the nine months ended March 31, 2022 and 2021, respectively, from the exercise of stock options.

During the nine months ended March 31, 2022 and March 31, 2021, the Company made payments of $172.4 million and $141.4 million, respectively, towards the balance of its line-of-credit facility and term loan. During the nine months ended March 31, 2022, the Company borrowed $90.0 million of its line-of-credit facility. There were no borrowings for the nine months ended March 31, 2021.

During the nine months ended March 31, 2022 and March 31, 2021, the Company repurchased $102.1 million and $43.2 million of common stock, respectively.

During the nine months ended March 31, 2022 and March 31, 2021, the Company made $23.4 million and $13.5 million in other financing payments, respectively, related to taxes paid on restricted stock units and stock options exercised through a net share settlement.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2021 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or nine months ended March 31, 2022 that would require disclosure nor have there been any changes to the Company's policies.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●Organic Growth
●Adjusted gross margin
●Adjusted net earnings
●Adjusted effective tax rate

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of partially owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from partially owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. Revenue from partially owned subsidiaries was $0.7 million and $1.6 million for the quarter and nine months ended March, 31, 2022, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, the Company held an investment in the common stock of CCXI. The investment was included in short-term available-for-sale investments at its fair value of $36.5 million. The Company also holds exchange traded investment grade bond funds, which is included in short-term available-for-sale investments at its fair value of $19.4 million. As of March 31, 2022, the potential loss in fair value due to a 10% decrease in the market value of CCXI and the exchange traded investment grade bond funds was $3.7 million and $1.9 million, respectively.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended March 31, 2022, approximately 33% of consolidated net sales were made in foreign currencies, including 11% in euros, 4% in British pound sterling, 6% in Chinese yuan and the remaining 12% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Euro	$1.12	$1.20	$1.15	$1.19
British pound sterling	1.34	1.38	1.36	1.33
Chinese yuan	0.16	0.15	0.16	0.15
Canadian dollar	0.79	0.79	0.79	0.77

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2022 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$4,227
Decrease in translation of net assets of foreign subsidiaries	80,143
Additional transaction losses	3,128

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 9, 2022, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and nine months ended March 31, 2022, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company's previous share repurchase plan, implemented in fiscal 2019, granted management the discretion to mitigate the dilutive effect of stock option exercises for fiscal 2018, which then increases in each period subsequent to June 30, 2018 for additional dilutive impacts of stock options exercised in those future periods. On February 2, 2022, the Company replaced the prior share repurchase plan with a new share repurchase plan that authorizes the Company to purchase up to $400 million in stock. The Company repurchased 89,238 shares for $41.3 million in fiscal 2022 under the previous plan. The Company repurchased 145,000 shares for $60.8 million in fiscal 2022 under the new share repurchase plan. As of March 31, 2022, the Company had $339.2 million available to repurchase under our existing plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cash Paid (thousands)
November 1-30, 2021	900	468.90	422
December 1-31, 2021	88,338	462.67	40,872
January 1-31, 2022	-	-	-
February 1-28, 2022	145,000	419.57	60,838

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q dated February 9, 2015*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 27, 2022*

4.1	Description of Capital Stock -- incorporated by reference to Exhibit 4.1 of the Company's Form 10-K dated August 25, 2021*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Bio-Techne 2020 Equity Incentive Plan - incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 3, 2020*

10.3**	Form of Time Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**	Form of Time Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**	Form of the Time Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**	Form of Performance Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**	Form of Time Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

Exhibit Number	Description
10.10**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**	Form of Employee Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

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

10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company - incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.18**	Employment Agreement by and between the Company and Mr. William Geist dated December 20, 2021 – incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q dated February 7, 2022*

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 25, 2021*

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: May 9, 2022	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 9, 2022	/s/ James Hippel
James Hippel
Principal Financial Officer