Form 10-Q
period 2022-09-30
BIO-TECHNE Corp
filed 2022-11-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022, or

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

At November 2, 2022, 39,242,384 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2022	2021

Net sales	$269,655	$257,719
Cost of sales	90,060	86,722
Gross margin	179,595	170,997

Operating expenses:
Selling, general and administrative	99,375	86,175
Research and development	23,903	21,600
Total operating expenses	123,278	107,775
Operating income	56,317	63,222

Other income (expense)	47,399	4,161
Earnings before income taxes	103,716	67,383
Income taxes (benefit)	13,982	(1,598)
Net earnings, including noncontrolling interest	89,734	68,981
Net earnings (loss) attributable to noncontrolling interest	179	(634)
Net earnings attributable to Bio-Techne	$89,555	$69,615
Other comprehensive income (loss):
Foreign currency translation adjustments	(21,457)	(8,646)
Foreign currency translation reclassified to earnings with Eminence deconsolidation	119	—
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	4,695	1,682
Other comprehensive income (loss)	(16,643)	(6,964)
Other comprehensive income (loss) attributable to noncontrolling interest	(33)	(39)
Other comprehensive income (loss) attributable to Bio-Techne	(16,610)	(6,925)
Comprehensive income attributable to Bio-Techne	$72,945	$62,690

Earnings per share attributable to Bio-Techne:
Basic	$2.28	$1.78
Diluted	$2.21	$1.69

Weighted average common shares outstanding:
Basic	39,232	39,094
Diluted	40,543	41,158

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30,
	2022	June 30,
	(unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$165,257	$172,567
Short-term available-for-sale investments	37,818	74,462
Accounts receivable, less allowance for doubtful accounts of $2,496 and $2,568, respectively	174,174	194,548
Inventories	150,009	141,123
Other current assets	24,773	22,856
Total current assets	552,031	605,556

Property and equipment, net	224,098	223,242
Right of use asset	69,745	65,556
Goodwill	865,418	822,101
Intangible assets, net	585,534	531,522
Other assets	53,895	46,828
Total assets	$2,350,721	$2,294,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30,475	$33,865
Salaries, wages and related accruals	32,557	61,953
Accrued expenses	13,790	17,886
Contract liabilities	22,059	23,406
Income taxes payable	17,270	13,237
Operating lease liabilities - current	12,115	11,928
Contingent consideration payable	7,400	—
Current portion of long-term debt obligations	—	12,500
Other current liabilities	1,963	1,243
Total current liabilities	137,629	176,018

Deferred income taxes	112,920	98,994
Long-term debt obligations	264,661	243,410
Long-term contingent consideration payable	8,100	5,000
Operating lease liabilities	64,756	58,133
Other long-term liabilities	11,501	12,239

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 100,000,000; issued and outstanding 39,232,094 and 39,160,000, respectively	392	392
Additional paid-in capital	680,057	653,657
Retained earnings	1,162,515	1,122,921
Accumulated other comprehensive loss	(91,810)	(75,200)
Total Bio-Techne’s shareholders’ equity	1,751,154	1,701,770
Noncontrolling interest	—	(759)
Total shareholders’ equity	1,751,154	1,701,011
Total liabilities and shareholders’ equity	$2,350,721	$2,294,805

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$89,734	$68,981
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,641	24,734
Costs recognized on sale of acquired inventory	300	1,512
Deferred income taxes	(4,767)	5,407
Stock-based compensation expense	14,461	11,737
Fair value adjustment to contingent consideration payable	(100)	(2,800)
Contingent consideration payments - operating	—	(3,300)
(Gain) Loss on investment, net	(37,176)	(5,277)
Fair value adjustment on available for sale investments	(911)	—
Asset impairment restructuring	—	546
Gain on sale of Eminence	(11,682)	—
Leases, net	2,545	(79)
Other operating activity	(32)	497
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	17,335	(3,637)
Inventories	(10,685)	(2,981)
Prepaid expenses	(2,760)	(5,852)
Trade accounts payable, accrued expenses, contract liabilities, and other	(1,401)	(2,303)
Salaries, wages and related accruals	(28,360)	(18,933)
Income taxes payable	2,939	(19,818)
Net cash provided by (used in) operating activities	56,081	48,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	14,509	12,450
Purchases of available-for-sale investments	(14,500)	(13,500)
Proceeds from sale of CCXI investment	73,219	—
Additions to property and equipment	(9,556)	(6,070)
Acquisitions, net of cash acquired	(101,184)	—
Proceeds from sale of Eminence	17,824	—
Net cash provided by (used in) investing activities	(19,688)	(7,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,545)	(12,493)
Proceeds from stock option exercises	11,950	37,880
Re-purchases of common stock	(19,562)	—
Borrowings under line-of-credit agreement	449,661	10,000
Repayments of long-term debt	(441,000)	(51,125)
Contingent consideration payments - financing	—	(700)
Taxes paid on RSUs and net share settlements	(17,853)	(23,246)
Other financing activity	(2,457)	—
Net cash provided by (used in) financing activities	(31,806)	(39,684)

Effect of exchange rate changes on cash and cash equivalents	(11,897)	(4,400)
Net change in cash and cash equivalents	(7,310)	(2,770)
Cash and cash equivalents at beginning of period	172,567	199,091
Cash and cash equivalents at end of period	$165,257	$196,321

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,892	$12,070
Cash paid for interest	$3,409	$3,107

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2022, included in the Company's Annual Report on Form 10-K for fiscal 2022. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2022. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

During the quarter ended September 30, 2022, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2022.

Partially-owned consolidated subsidiary: On September 1, 2022, the Company completed the sale of its equity shares of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) for approximately $17.8 million to a third party. Eminence was considered a variable-interest entity that was fully consolidated in our financial statements. Prior to the sale, Eminence had revenue of $2.0 million for the first fiscal quarter of 2023 within our Protein Sciences segment. Fiscal 2022 revenues were $4.6 million. As a result of the sale of the business, the Company recorded a gain of $11.7 million within the Other income (expense) line in the Condensed Consolidated Statement of Earnings. Prior to the sale of Eminence, a triggering event was identified in the second quarter of fiscal 2022 and impairment testing was performed as Eminence was forecasted to not have sufficient cash to execute on their growth plan combined with their inability to secure additional financing. Our impairment testing resulted in a full impairment of the Eminence goodwill and intangibles assets for charges of $8.3 million and $8.6 million, respectively, for the year ended June 30, 2022. The Company also recognized inventory and fixed asset impairment charges of $0.9 million and $0.9 million, respectively. These impairment charges were recorded within the General and Administrative line in the Consolidated Statement of Earnings for fiscal 2022. In the fourth quarter of fiscal 2022, Eminence was able to secure cash deposits on future orders to provide funding for their operations. This delay in liquidation allowed time for securing of additional investor financing which coincided with the sale of the Company's investment.

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

Fiscal Year 2023 Restructuring Actions:

In August 2022, the Company informed employees of our decision to close our QT Holdings Corporation (Quad) facility as part of a realignment of activities within our Reagent Solutions division. The closure of the site is expected to be substantially completed in the third quarter of fiscal 2023. As a result of the restructuring activities, an estimated pre-tax charge of $2.2 million was recorded within our Protein Sciences segment. The related first quarter of fiscal 2023 restructuring charges were recorded in the income statement as follows (in thousands):

	Employee	Asset
	severance	related and other	Total
Selling, general and administrative	$1,328	$842	$2,170

Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

	Employee	Asset
	severance	related and other	Total
Expense incurred in the first quarter of 2023	$1,328	$842	$2,170
Cash payments	(420)	(431)	(851)
Adjustments	—	(72)	(72)
Accrued restructuring actions balances as of September 30, 2022	$908	339	1,247

Fiscal Year 2022 Restructuring Actions:

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

:
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

(1)Adjustments include refinements to our estimated close down costs as well as the impacts from foreign currency exchange.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the quarter ended September 30, 2022. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2022.

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

Prior to fiscal year 2021, the Company had not recognized revenue upon completion of the performance obligation for laboratory services, but rather upon cash receipt, which was subsequent to the performance obligation being satisfied. The Company accounted for these services based on cash receipts as we did not have significant historical experience collecting payments from Medicare or other insurance providers and considered the variable consideration for such services to be constrained as it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. Given Medicare coverage for our laboratory services became effective on December 1, 2019, the Company considered it to have sufficient data to estimate variable consideration as of July 1, 2020 for laboratory services that are reimbursed by Medicare. The amount of cash received in fiscal 2021 for laboratory services reimbursed by Medicare that were performed prior to July 1, 2020 was approximately $0.5 million.

Prior to fiscal year 2023, the Company recorded revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration was constrained since we did not have significant historical experience collecting payments not reimbursed by Medicare or other insurance providers and it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. During the first half of fiscal 2022, we began to see an increase in claim volume due to strategic initiatives, including broader messaging around the importance of cancer screenings during the COVID-19 pandemic, and the acute phase of the COVID-19 pandemic subsiding. Given these factors, the Company considered it to have sufficient data to estimate variable consideration as of July 1, 2022 for laboratory services that are not reimbursed by Medicare. The amount of cash received in fiscal 2023 for non-Medicare laboratory services that were performed prior to July 1, 2022 was approximately $0.7 million.

We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of September 30, 2022.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2022 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of September 30, 2022 and June 30, 2022 were approximately $24.0 million and $25.5 million, respectively. Contract liabilities as of June 30, 2022 subsequently recognized as revenue during the quarter ended September 30, 2022 were approximately $10.6 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

Revenue by type is as follows:

	Quarter Ended
	September 30,
	2022	2021
Consumables	$216,430	$205,691
Instruments	26,458	29,869
Services	21,445	16,257
Total product and services revenue, net	$264,333	$251,817
Royalty revenues	5,322	5,902
Total revenues, net	$269,655	$257,719

Revenue by geography is as follows:

	Quarter Ended
	September 30,
	2022	2021

United States	$155,431	$140,702
EMEA, excluding United Kingdom	46,021	51,543
United Kingdom	11,702	12,478
APAC, excluding Greater China	17,465	17,501
Greater China	31,521	28,433
Rest of World	7,515	7,062
Net Sales	$269,655	$257,719

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2022	2022

Raw materials	$76,724	$79,291
Finished goods(1)	78,177	66,943
Inventories, net	$154,901	$146,234

(1) Finished goods inventory of $4,892 and $5,111 included within other long-term assets in the respective September 30, 2022 and June 30, 2022, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2022	2022
Land	$8,509	$8,572
Buildings and improvements	230,295	229,551
Machinery and equipment	176,746	174,813
Construction in progress	24,490	21,729
Property and equipment, cost	440,040	434,665
Accumulated depreciation and amortization	(215,942)	(211,423)
Property and equipment, net	$224,098	$223,242

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2022	2022

Developed technology	$613,655	$542,038
Trade names	146,035	146,457
Customer relationships	222,131	225,882
Patents	3,418	3,313
Other intangibles	6,391	6,306
Definite-lived intangible assets	991,630	923,996
Accumulated amortization	(428,796)	(415,174)
Definite-lived intangibles assets, net	562,834	508,822
In process research and development	22,700	22,700
Total intangible assets, net	$585,534	$531,522

Changes to the carrying amount of net intangible assets for the period ended September 30, 2022 consist of (in thousands):

Beginning balance	$531,522
Acquisitions	75,600
Other additions	63
Amortization expense	(19,504)
Currency translation	(2,147)
Ending balance	$585,534

The estimated future amortization expense for intangible assets as of September 30, 2022 is as follows (in thousands):

Remainder 2023	$57,712
2024	74,475
2025	71,089
2026	67,285
2027	57,177
Thereafter	235,096
Total	$562,834

Goodwill:

Changes to the carrying amount of goodwill for the period ended September 30, 2022 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Genomics	Total
June 30, 2022	$376,493	$445,608	$822,101
Acquisitions	51,051	—	51,051
Currency translation	(7,582)	(152)	(7,734)
June 30, 2023	$419,962	$445,456	$865,418

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a quantitative goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2022. No indicators of impairment were identified as part of our assessment.

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

Fiscal year 2023 Acquisitions

Namocell, Inc.

On July 1, 2022, the Company acquired all of the ownership interests of Namocell, Inc. for $101.2 million, net of cash acquired, plus contingent consideration of up to $25 million upon the achievement of certain future revenue thresholds. The Namocell acquisition adds easy-to-use single cell sorting and dispensing platforms that are gentle to cells and preserve cell viability and integrity. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Protein Sciences operating segment in the first quarter of fiscal year 2023.

The allocation of purchase consideration related to Namocell, Inc is considered preliminary with provisional amounts primarily related to goodwill, intangible assets, working capital, certain tax-related, and contingent liability amounts. The Company expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations as of September 30, 2022 were approximately $2.4 million and $0.7 million, respectively. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date and as of September 30, 2022 are as follows (in thousands):

Preliminary allocation at acquisition date and at September 30, 2022
Current assets, net of cash	$3,248
Equipment and other long-term assets	405
Intangible assets:
Developed technologies	73,900
Tradenames	700
Customer relationships	900
Non-competition agreement	100
Goodwill	51,051
Total assets acquired	130,304

Liabilities	546
Deferred income taxes, net	17,974
Net assets acquired	$111,784

Cash paid, net of cash acquired	101,184
Contingent consideration payable	10,600
Net assets acquired	$111,784

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's preliminary assessment. The purchase price allocated to developed technology was based on management’s preliminary forecasted cash inflows and outflows and using a relief from royalty method to calculate the fair value of assets purchased. The purchase price allocated to customer relationships and trade names was based on management's preliminary forecasted cash inflows and outflows and using a multiperiod excess earnings method. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 13 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 4 years. The amount recorded for trade names and the non-competition agreement is being amortized with the expense reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for both trade names and the non-competition agreement is estimated to be 3 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes, offset by the deferred tax asset for the preliminary calculation of acquired net operating losses.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total
	carrying
	value as of	Fair Value Measurements Using
	September 30,	Inputs Considered as
	2022	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$23,318	$23,318	$—	$—
Certificates of deposit(2)	14,500	14,500	—	—
Derivative instruments - cash flow hedges	16,685	—	16,685	—
Total assets	$54,503	$37,818	$16,685	$—

Liabilities
Contingent consideration	$15,500	$—	$—	$15,500
Total liabilities	$15,500	$—	$—	$15,500

	Total
	carrying
	value as of	Fair Value Measurements Using
	June 30,	Inputs Considered as
	2022	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$59,962	$59,962	$—	$—
Certificates of deposit(2)	14,500	14,500	—	—
Derivative instruments - cash flow hedges	11,026	—	11,026	—
Total assets	$85,488	$74,462	$11,026	$—

Liabilities
Contingent consideration	$5,000	$—	$—	$5,000
Derivative instruments - cash flow hedges	476	—	476	—
Total liabilities	$5,476	$—	$476	$5,000

(1)

Included in available-for-sale investments on the balance sheet. During the quarter ended September 30, 2022, the Company sold all of its outstanding shares of ChemoCentryx Inc (CCXI). The cost basis and fair value of the Company’s available-for-sale equity investment in CCXI was $6.6 million and $36.0 million at June 30, 2022, respectively. The cost basis and fair value of the exchange traded investment grade bond funds as of September 30, 2022 was $25.0 million and $23.3 million, respectively. The cost basis and fair value of the exchange traded investment grade bond funds as of June 30, 2022 was $25.0 million and $23.9 million, respectively.

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

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt described in Note 6 to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal as of September 30, 2022, which expired in October 2022. During the first fiscal quarter of 2023, the Company entered into an amended and restated credit agreement. The terms of the amended and restated agreement did not impact the effectiveness of the forward starting swaps as the Company continues to carry variable rate debt with a principal greater than the notional amount of the swap. The fair value of the designated derivative instrument is immaterial and is recorded within other short-term assets on the Consolidated Balance Sheet as of September 30, 2022. The fair value of the designated derivative instrument was $0.5 million, and was recorded within short-term liabilities on the Consolidated Balance Sheet as of June 30, 2022.

In May 2021, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal amount. The effective date of the swap is November 2022 with the full swap maturing in November 2025. The fair value of the derivative instrument was $16.7 million and $11.0 million as of September 30, 2022 and June 30, 2022, respectively, which is recorded within other long-term assets on the Consolidated Balance Sheet.

Changes in the fair value of the designated hedged instruments are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $0.4 million to interest expense and related tax benefits of $0.1 million during the quarter ended September 30, 2022. The Company reclassified $2.1 million to interest expense and related tax benefits of $0.5 million during the three months ended  September 30, 2021. The instruments were valued using observable market inputs in active markets and therefore are classified as Level 2 liabilities.

Fair value measurements of contingent consideration

The Company has $15.5 million in contingent consideration recorded as of September 30, 2022, which is the fair value of contingent consideration related to the Asuragen and Namocell acquisitions. The Company is required to make contingent consideration payments of up to $105.0 million as part of the Asuragen acquisition agreement and up to $25.0 million as part of the Namocell acquisition agreement.

The Asuragen contingent agreement is based on achieving certain revenue thresholds by December 31, 2022 and December 31, 2023. The opening balance sheet fair value of the liabilities was $18.3 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The contingent consideration related to Asuragen was $4.5 million and $5.0 million as of September 30, 2022 and June 30, 2022, respectively.

The Namocell contingent agreement is based on achieving certain revenue thresholds by December 31, 2022 and December 31, 2023. The opening balance sheet fair value of the liabilities was $10.6 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. As of September 30, 2022, the contingent consideration related to Namocell was $11.0 million.

As of September 30, 2022, the Company's obligation for potential contingent consideration payments related to the Quad acquisition was relieved as both parties in the purchase agreement agreed the threshold would not be met. The Company’s obligation for potential contingent consideration payments related to the B-Mogen acquisition was relieved as there is a remote likelihood that the revenue thresholds and product milestones would be achieved in the timeframe established within the purchase agreement. The Company reversed an accrual for the fair value of the contingent liabilities at the date of settlement during fiscal 2022.

The ultimate settlement of contingent consideration liabilities could deviate from current estimates based on the actual results of the financial measures described above. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Quarter Ended
September 30,
2022

Fair value at the beginning of period	$5,000
Change in fair value of contingent consideration	(100)
Additions	10,600
Payments	—
Fair value at the end of period	$15,500

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

Note 6. Debt and Other Financing Arrangements:

On August 31, 2022, the Company entered into an amended and restated Credit Agreement (the Amended Credit Agreement). This replaced the revolving line-of-credit and term loan (the prior Credit Agreement), which provided for a revolving credit facility of $600.0 million and could be increased by an additional $200.0 million subject to certain conditions, and a term loan of $250.0 million. The prior Credit Agreement was bearing interest at a variable rate and would have matured on August 1, 2023.

The Amended Credit Agreement provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. Borrowings under the Amended Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. At the closing on August 31, 2022, the Company borrowed approximately $350 million pursuant to the Amended Credit Agreement for working capital and for payment of outstanding debt under the Company’s prior credit agreement that was entered into on August 1, 2018. Borrowings under the Amended Credit Agreement bear interest at a variable rate.The current outstanding debt is based on the one-month Secured Overnight Financing rate (SOFR) plus an applicable margin. The applicable margin is determined from the total leverage ratio of the Company and updated on a quarterly basis. The annualized fee for any unused portion of the credit facility is currently 10 basis points.

The amended and restated Credit Agreement matures on August 1, 2027 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2022, the outstanding balance under the Credit Agreement was $264.7 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the three months ended September 30, 2022, the Company recognized $0.9 million in variable lease expense and $3.8 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

		As of
		September 30,
	Balance Sheet Classification	2022
Operating leases:
Operating lease right of use assets	Right of Use Asset	$69,745

Current operating lease liabilities	Operating lease liabilities current	$12,115
Noncurrent operating lease liabilities	Operating lease liabilities	64,756
Total operating lease liabilities		$76,871

Weighted average remaining lease term (in years):		8.47

Weighted average discount rate:		4.00%

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the three months ended (in thousands):

Quarter ended
September 30,
2022
Cash amounts paid on operating lease liabilities	$3,660

Right of use assets obtained in exchange for lease liabilities	10,520

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

September 30, 2022
Operating
Leases
Remainder 2023	$14,201
2024	12,044
2025	10,907
2026	9,542
2027	7,724
Thereafter	24,900
Total	$79,318
Less: Amounts representing interest	2,447
Total Lease obligations	$76,871

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.32 in the three months ended September 30, 2022 and 2021.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2022	39,160	392	653,657	1,122,921	(75,200)	(759)	1,701,011
Net earnings	-	-	-	89,555	-	179	89,734
Other comprehensive loss	-	-	-	-	(16,762)	0	(16,762)
Reclassification of cumulative translation adjustment for Eminence to non-operating income	-	-	-	-	152	(33)	119
Elimination of noncontrolling equity interest from sale of Eminence	-	-	-	-	-	613	613
Share repurchases	(55)	(1)	-	(19,561)	-	-	(19,562)
Common stock issued for exercise of options	107	1	9,422	(11,428)	-	-	(2,005)
Common stock issued for restricted stock awards	11	-	-	(6,427)	-	-	(6,427)
Cash dividends	-	-	-	(12,545)	-	-	(12,545)
Stock-based compensation expense	-	-	14,364	-	-	-	14,364
Common stock issued to employee stock purchase plan	9	-	2,517	-	-	-	2,517
Employee stock purchase plan expense	-	-	97	-	-	-	97
Balances at September 30, 2022	39,232	$392	$680,057	$1,162,515	$(91,810)	$-	$1,751,154

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2021	38,955	$390	$534,411	$1,085,461	$(57,291)	$8,263	$1,571,234
Net earnings				69,615		(634)	68,981
Other comprehensive income (loss)					(6,925)	(39)	(6,964)
Common stock issued for exercise of options	295	3	36,345	(13,481)			22,867
Common stock issued for restricted stock awards	20	0	0	(9,765)			(9,765)
Cash dividends				(12,493)			(12,493)
Stock-based compensation expense			11,396				11,396
Common stock issued to employee stock purchase plan	3	0	1,358				1,358
Employee stock purchase plan expense			341				341
Balances at September 30, 2021	39,273	$393	$583,851	$1,119,337	$(64,216)	$7,590	$1,646,955

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified $0.5 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the three months ended September 30, 2022.

The accumulated balances related to each component of other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows:

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2022	$8,069	$(83,269)	$(75,200)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	4,376	(21,457)	(17,081)
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	319		319
Reclassification of cumulative translation adjustment for Eminence to non-operating income, net of taxes, attributable to Bio-Techne	—	152	152
Balance as of September 30, 2022(2)	$12,764	$(104,574)	$(91,810)

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2021 attributable to Bio-Techne	$(6,193)	$(51,098)	$(57,291)
Other comprehensive income (loss), net of tax before reclassifications, attributable to Bio-Techne	84	(8,607)	(8,523)
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	1,598	—	1,598
Balance as of September 30, 2021 (2)	$(4,511)	$(59,705)	$(64,216)

(1)

Gains (losses) on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified ($417) to interest expense and recorded a related tax benefit of $98 during the quarter ended September 30, 2022. The Company reclassified ($2,091) to interest expense and a related tax benefit of $493 during the quarter ended September 30, 2021.

(2)

The Company had a net deferred tax liability of $3,921 and a net deferred tax benefit of $1,391 included in the accumulated other comprehensive income loss as of September 30,  2022 and 2021, respectively.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	September 30,
	2022	2021
Earnings per share – basic:
Net earnings, including noncontrolling interest	$89,734	$68,981
Less net earnings (loss) attributable to noncontrolling interest	179	(634)
Net earnings attributable to Bio-Techne	$89,555	$69,615
Income allocated to participating securities	(26)	(36)
Income available to common shareholders	$89,529	$69,579
Weighted-average shares outstanding – basic	39,232	39,094
Earnings per share – basic	$2.28	$1.78

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$89,734	$68,981
Less net earnings (loss) attributable to noncontrolling interest	179	(634)
Net earnings attributable to Bio-Techne	$89,555	$69,615
Income allocated to participating securities	(26)	(36)
Income available to common shareholders	$89,529	$69,579
Weighted-average shares outstanding – basic	39,232	39,094
Dilutive effect of stock options and restricted stock units	1,311	2,064
Weighted-average common shares outstanding – diluted	40,543	41,158
Earnings per share – diluted	$2.21	$1.69

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 1.1 million and 0.4 million for the quarter ended September 30, 2022 and 2021, respectively.

Note 10. Share-based Compensation:

During the quarter ended September 30, 2022 and 2021, the Company granted 0.6 million and 0.3 million stock options at weighted average grant prices of $377.72 and $481.84 and weighted average fair values of $118.60 and $118.47, respectively. During the quarter ended September 30, 2022 and 2021, the Company granted 21,963 and 13,929 restricted stock units at a weighted average fair value of $377.52 and $481.82, respectively. During the quarter ended September 30, 2022, the Company did not grant restricted common stock shares. During the quarter ended September 30, 2021, the Company granted 5,344 shares of restricted common stock shares at a weighted average fair value of $481.82.

Stock options for 165,030 and 336,565 shares of common stock with total intrinsic values of $41.1 million and $122.8 million were exercised during the quarter ended September 30, 2022 and 2021, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $15.1 million and $13.2 million was included in selling, general and administrative expenses for the quarter ended September 30, 2022 and 2021 respectively. Additionally, the company recognized $0.3 million of stock-based compensation costs in cost of goods sold during the quarter ended September 30, 2022 compared to $0.4 million in the comparative prior year period. As of September 30, 2022, there was $85.4 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 1.8 years.

In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 200,000 shares were allocated to the ESPP. For ESPP, the Company recorded stock-based compensation expense of $0.1 million for the quarter ended September 30, 2022 and $0.3 million for the quarter ended September 30, 2021.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows:

	Quarter Ended
	September 30,
	2022	2021
Interest expense	$(3,790)	$(3,409)
Interest income	433	193
Other non-operating income (expense), net(1)	50,756	7,377
Total other income (expense)	$47,399	$4,161

(1)	Primarily due to a $37.2 million gain on the sale of our ChemoCentryx investment and a $11.7 million gain on the sale of Eminence.

Note 12. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2023 and 2022 was 13.5% and (2.4)%, respectively, of consolidated earnings before income taxes, inclusive of discrete items. The change in the Company’s tax rate for the quarter ended September 30, 2022 compared to September 30, 2021 was driven by a mix of increased net income and the dilutive effect the increased net income has on the favorable rate benefits, which are mainly related to share-based compensation.

The Company recognized total net benefits related to discrete tax items of $7.8 million during the quarter ended September 30, 2022, compared to $17.7 million during the quarter ended September 30,  2021. Share-based compensation excess tax benefit contributed $8.3 million in the quarter ended September 30, 2022, compared to $18.3 million in the quarter ended September 30, 2021.The Company recognized total other immaterial net discrete tax expense of $0.5 million in the quarter  ended September 30, 2022, compared to $0.6 million of other immaterial net discrete tax expense in the quarter ended September 30, 2021.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2022	2021
Net sales:
Protein Sciences	$199,949	$197,186
Diagnostics and Genomics	69,904	60,985
Intersegment	(198)	(452)
Consolidated net sales	$269,655	$257,719

Operating income:
Protein Sciences	$85,942	$90,100
Diagnostics and Genomics	8,638	7,463
Segment operating income	$94,580	$97,563
Costs recognized on sale of acquired inventory	(300)	(1,512)
Amortization of acquisition related intangible assets	(19,283)	(18,389)
Impact of partially-owned consolidated subsidiaries(1)	647	(1,562)
Acquisition related expenses	(297)	2,377
Stock based compensation, inclusive of employer taxes	(15,458)	(13,860)
Restructuring costs	(2,170)	(1,185)
Corporate general, selling, and administrative expenses	(1,402)	(210)
Consolidated operating income	$56,317	$63,222

(1) Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party

Note 14. Subsequent Events:

At the 2022 annual meeting of shareholders of the Company held on October 27, 2022, the shareholders approved an amendment and restatement of the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 400,000,000 to allow the Company to issue a stock dividend as announced on November 1, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited condensed consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2022. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

Consistent with the prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment – during the first quarter of fiscal 2023. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Genomics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. On July 1, 2022, the Company completed the acquisition of Namocell, Inc. for $101.2 million, net of cash acquired, plus contingent consideration of up to $25 million upon the achievement of certain future milestones. The Namocell acquisition adds a leading provider of single cell sorting and dispensing platforms that are gentle to cells and therefore preserve cell viability and integrity. Refer to Note 4 for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 5% for the quarter ended September 30, 2022 compared to the same prior year period. Organic growth for the quarter ended September 30, 2022 was 7% compared to the prior year, with acquisitions contributing 1% to revenue growth and foreign currency exchange having an unfavorable impact of 3%.

Consolidated net earnings attributable to Bio-Techne increased to $89.6 million for the quarter ended September 30, 2022 as compared to $69.6 million in the same prior year period. The increase in net earnings attributable to Bio-Techne for the quarter ended September 30, 2022 is primarily due to a gain on the sale of our ChemoCentryx investment and a gain on the sale of our Eminence investment, a partially-owned consolidated subsidiary.

Business Strategy Update

Environmental

The Company’s key business strategies for long-term growth and profitability continue to be geographic expansion, core product innovation, acquisitions and talent retention and development. As a Company, we are integrating consideration of greenhouse gas emissions and other environmental variables into our key business strategies. The Company also strives to innovate and improve all aspects of Bio-Techne’s operations, including reducing the environmental impacts of our manufacturing operations. As described in our Corporate Sustainability report, the Company is currently focused on establishing a baseline for emissions so that we can develop appropriate emission reduction targets, as well as reducing our environmental footprint through changes in packaging and shipping materials.

In response to the COVID-19 pandemic, the Company took additional steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services. The Company has maintained these procedures while incorporating additional considerations regarding potential adverse weather events associated with climate change.

The financial impact of potential environmental regulations pertaining to carbon emissions or the integration of climate change impacts into our core business strategies are not expected to materially alter the Company’s near-term financial results. Additionally, the Company has created a cross-functional internal council to monitor and report on its sustainability efforts, including those related to measuring and mitigating greenhouse gas emissions.

Digital

In driving our key business strategies, the Company utilizes digital networks and systems for data transmission, transaction processing, and storing of electronic information. As disclosed in “Item 1A. Risk Factors” of the Company’s Form 10-K, increased cybersecurity attack activity poses a risk for our business. In response to this risk, the Company actively completes system patching and required maintenance, performs internal and third-party employee training, monitors network and system activity, and completes data backups for our systems. However, even with the Company’s procedures performed, our digital networks and systems are still potentially vulnerable to cyberattacks.

The financial impact of our cybersecurity initiatives and activities are ongoing and not expected to have a material impact on our financial results. However, the impact on our business operations and financial results from a material cyber breach would be unknown and dependent on the nature of the breach.

Net Sales

Consolidated net sales for the quarter ended September 30, 2022 were $269.7 million, an increase of 5% compared to the same prior year period. Organic growth for the quarter ended September 30, 2022 was 7% compared to the prior year, with acquisitions contributing 1% to revenue growth and foreign currency exchange having an unfavorable impact of 3%. Organic growth for the quarter ended September 30, 2022 was primarily driven by growth in consumable and service revenue within the Diagnositcs and Genomics segment due to strong execution against its strategic plan.

Gross Margins

Consolidated gross margin for the quarter ended September 30, 2022 was 66.6% compared to 66.4% for the same prior year period. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, stock compensation expense, amortization of intangibles, and impact of partially-owned consolidated subsidiaries, adjusted gross margin for the quarter ended September 30, 2022 was 70.9% compared to 71.2% for the quarter ended September 30, 2021. Fluctuations in consolidated gross margin and adjusted gross margin, as a percentage of sales, have primarily resulted from changes in foreign currency exchange rates and changes in product mix. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates as well as future acquisitions.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, and impact of partially-owned consolidated subsidiaries included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2022	2021

Consolidated gross margin percentage	66.6%	66.4%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.1%	0.6%
Amortization of intangibles	4.1%	4.0%
Stock compensation expense - COGS	0.1%	0.1%
Impact of partially owned consolidated subsidiaries(1)	0.0%	0.1%
Non-GAAP adjusted gross margin percentage	70.9%	71.2%

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15% to $99.4 million for the quarter ended September 30, 2022 from the same prior year period. The increase in expense was due to the Namocell acquisiton, inflation, and the timing of strategic growth investments.

Research and Development Expenses

Research and development expenses increased 11% to $23.9 million for the quarter ended September 30, 2022 from the same prior year period. The increase in expense was due to the Namocell acquisition, inflation, and the timing of strategic growth investments.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2022	2021
Net sales (in thousands)	$199,949	$197,186
Operating margin percentage	43.0%	45.7%

Protein Sciences’ net sales for the quarter ended September 30, 2022 was $199.9 million with reported growth of 1% compared to the same respective prior year period. Organic growth for the segment was 3%, with acquisitions contributing 1% and foreign currency exchange having an unfavorable impact of 3%. Segment growth was driven by an increase in consumable revenue in the United States region, which was partially offset by softness in the EMEA region across all revenue categories.

The operating margin was 43.0% for the quarter ended September 30, 2022 compared to 45.7% in the comparative prior year period. The segment’s operating margin compared to the prior year was negatively impacted by unfavorable foreign currency exchange, net inflationary impacts (increases in costs incurred by the business due to inflation less increases in average selling prices), timing of strategic growth investments, and the Namocell acquisition.

Diagnostics and Genomics

	Quarter Ended
	September 30,
	2022	2021
Net sales (in thousands)	$69,904	$60,985
Operating margin percentage	12.4%	12.2%

Diagnostics and Genomics' net sales for the quarter ended September 30, 2022 was $69.9 million, with reported growth of 15% compared to the same respective prior year period. Organic growth for the segment was 17%, with foreign currency exchange having an unfavorable 2% impact. Segment growth was driven by strong execution in consumable and service revenue across the entire portfolio of the segments products.

The operating margin for the segment was 12.4% for the quarter ended September 30, 2022 compared to 12.2% in the comparative prior year period. The segment’s operating margin was favorably impacted by volume leverage, which was partially offset by unfavorable foreign currency exchange and net inflationary impacts.

Income Taxes

Income taxes were at an effective rate of 13.5% of consolidated earnings for the quarter ended September 30, 2022, compared to (2.4)% for the same respective prior year period. The change in the Company’s tax rate for the quarter ended September 30, 2022 was driven by a mix of increased net income and the dilutive effect the increased net income has on the favorable rate benefits, which are mainly related to share-based compensation.

The forecasted tax rate as of the first fiscal quarter of 2023 before discrete items is 23.5% compared to the prior year forecasted tax rate before discrete items of 23.9%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2023 to range from 23% to 27%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows:

	Quarter Ended
	September 30,
	2022	2021

Net earnings before taxes - GAAP	$103,716	$67,383
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	300	1,512
Amortization of intangibles	19,283	18,389
Acquisition related expenses	678	(2,262)
Gain on sale of partially-owned consolidated subsidiaries	(11,682)	—
Stock based compensation, inclusive of employer taxes	15,458	13,860
Restructuring costs	2,170	1,185
Investment (gain) loss and other	(38,087)	(6,235)
Impact of partially owned subsidiaries(1)	(420)	1,562
Net Earnings before taxes - Adjusted	$91,416	$95,394

Non-GAAP tax rate	21.0%	21.0%
Non-GAAP tax expense	19,197	20,033
Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$72,219	$75,361
Earnings per share - diluted - Adjusted	$1.78	$1.83

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter ended September 30, 2022 and September 30, 2021.

	Quarter Ended
	September 30,
	2022	2021

GAAP effective tax rate	13.5%	(2.4)%
Discrete items	8.4	26.3
Impact of non-taxable net gain	1.6	—
Long-term GAAP tax rate	23.5%	23.9%

Rate impact items
Stock based compensation	(3.1)	(2.1)
Other	0.6	(0.8)
Total rate impact items	(2.5)%	(2.9)%
Non-GAAP adjusted tax rate	21.0%	21.0%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2022 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $203.1 million as of September 30, 2022, compared to $247.0 million as of June 30, 2022. Included in the available-for-sale-investments was the fair value of the Company’s investment in exchange traded investment grade bond funds, which was $23.3 million as of September 30, 2022 and $23.9 million as of June 30, 2022. During the first fiscal quarter, the Company sold its remaining shares of its investment in CCXI. As of June 30, 2022, the fair value of the Company’s investment in CCXI was $36.0 million.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 1, 2027. This Credit Agreement amended and restated the Company’s previous credit agreement that was entered into on August 1, 2018 and would have matured on August 1, 2023. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement. The Company has remaining potential contingent consideration payments of up to $105 million  related to the Asuragen acquisition and $25 million related to the Namocell acquisition as of September 30, 2022. The fair value of the remaining payments is $15.5 million as of September 30, 2022.

During fiscal year 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or EBITDA thresholds are met. The Company is currently forecasting the first option payment of $231 million to occur in either fiscal 2023 or fiscal 2024 with the second option payment of approximately $1 billion plus potential contingent consideration occurring between fiscal 2026 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $56.1 million from operating activities in the first quarter of fiscal 2023 compared to $48.4 million in the first quarter of fiscal 2022. The increase from the prior year was primarily due to changes in the timing of cash payments on certain operating assets and liabilities and an increase in year over year net earnings.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the first quarter of fiscal 2023 and 2022 were $9.6 million and $6.1 million, respectively. Capital expenditures for the remainder of fiscal 2023 are expected to be approximately $45 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2023 is related to increasing capacity to meet expected sales growth across the Company.

During the first fiscal quarter of 2023, the Company acquired Namocell, Inc for $101.2 million, net of cash acquired. There were no acquisitions in the comparative prior year period.

During the first fiscal quarter of 2023, the Company sold its remaining shares in Eminence, its partially-owned consolidated subsidiary, for $17.8 million. There were no sales of businesses in the comparative prior year period.

In the first fiscal quarter of 2023, the Company sold its remaining shares in its investment in CCXI for $73.2 million. There were no comparable activities in the first fiscal quarter of 2022.

Cash Flows From Financing Activities

During the first quarter of fiscal 2023 and 2022, the Company paid cash dividends of $12.5 million and $12.5 million, respectively, to all common shareholders. On November 1, 2022, the Company announced the payment of a $0.32 per share cash dividend, or approximately $12.6 million, will be payable November 28, 2022 to all common shareholders of record on November 14, 2022. The Company also announced and declared a four-for-one split of Bio-Techne’s common stock in the form of a stock dividend. Each stockholder of record on November 14, 2022 will receive a dividend of three additional shares of common stock for each then-held share, to be distributed after close of trading on November 29, 2022.

Cash of $12.0 million and $37.9 million was received during the first quarter of fiscal 2023 and 2022, respectively, from the exercise of stock options.

During the first quarter of fiscal 2023 and 2022, the Company made repayments of $441.0 million and $51.1 million, respectively, on its long-term debt balance. The Company drew $449.7 million and $10.0 million under its revolving line-of-credit facility during the first quarter of fiscal 2023 and 2022, respectively.

During the first quarter of fiscal 2023, the Company repurchased $19.6 million in share repurchases included as a cash outflow within Financing activities. There were no repurchases in the comparative prior year period.

During the first quarter of fiscal 2023 and 2022, the Company made $17.9 million and $23.2 million related to taxes paid on restricted stock units and stock options exercised through a net share settlement classified as financing activities.

During the first quarter of fiscal 2023, the Company made $2.5 million in other financing payments related to fees for the amended Credit Agreement. There were no such payments in the comparative fiscal year period.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2022 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter ended September 30, 2022 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of partially owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from partially owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. Revenue from partially-owned consolidated subsidiaries was $2.0 million for the quarter ended September 30, 2022.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic, political, regulatory, and other conditions, increased competition, the reliance on internal manufacturing and related operations, supply chain challenges, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2022 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, the Company held exchange traded investment grade bond funds, which are included in short-term available-for-sale investments at their fair value of $23.3 million. As of September 30, 2022, the potential loss in fair value due to a 10% decrease in the market value of the exchange traded investment grade bond funds is $2.3 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2022, approximately 32% of consolidated net sales were made in foreign currencies, including 10% in euros, 3% in British pound sterling, 7% in Chinese yuan and the remaining 12% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2022	2021
Euro	$1.00	$1.18
British pound sterling	1.17	1.37
Chinese yuan	0.14	0.15
Canadian dollar	0.76	0.79

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2022 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$6,366
Decrease in translation of net assets of foreign subsidiaries	69,183
Additional transaction losses	2,350

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 7, 2022, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2022, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. The Company repurchased 55,500 shares for $19.6 million in fiscal 2023 under the share repurchase plan. As of September 30, 2022, the Company had $260.8 million available to repurchase under our existing plan.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's 8-K dated November 1, 2022*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 27, 2022*

4.1	Description of Capital Stock -- incorporated by reference to Exhibit 4.1 of the Company's Form 10-K dated August 24, 2022*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 26, 2017*

10.3**	Form of Time Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**	Form of Time Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**	Form of the Time Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**	Form of Performance Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**	Form of Time Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

Exhibit Number	Description
10.10**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**	Form of Employee Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

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

10.16

Amended and Restated Credit Agreement by and among the Company, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated August 31, 2022--incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated September 7, 2022*

10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company - incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.18**	Bio-Techne 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k dated November 3, 2020*

10.20	Form of Director Non-Qualified Stock Option Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Form 8-k dated November 3, 2020*

10.30**	Form of Employee Non-Qualified Stock Option Agreement (Global) – incorporated by reference to Exhibit 10.3 of the Company’s Form 8-k dated November 3, 2020*

10.40**	Form of Performance Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.4 of the Company’s Form 8-k dated November 3, 2020*

10.50**	Form of Performance Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.5 of the Company’s Form 8-k dated November 3, 2020*

10.60**	Form of Performance Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.6 of the Company’s Form 8-k dated November 3, 2020*

10.70**	Form of Performance Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.7 of the Company’s Form 8-k dated November 3, 2020*

10.80**	Form of Time Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.8 of the Company’s Form 8-k dated November 3, 2020*

10.90**	Form of Time Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.9 of the Company’s Form 8-k dated November 3, 2020*

10.10**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*
20**	Form of Time Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.10 of the Company’s Form 8-k dated November 3, 2020*

20.1**	Form of Time Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.11 of the Company’s Form 8-k dated November 3, 2020*

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 24, 2022*

31.1	Certificate of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: November 7, 2022	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 7, 2022	/s/ James Hippel
James Hippel
Principal Financial Officer