Form 10-Q
period 2022-12-31
BIO-TECHNE Corp
filed 2023-02-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022, or

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

At February 1, 2023, 157,275,200 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Net sales	$271,581	$269,276	$541,236	$526,995
Cost of sales	88,221	85,585	178,280	172,307
Gross margin	183,360	183,691	362,956	354,688

Operating expenses:
Selling, general and administrative	93,010	100,693	192,386	186,868
Research and development	22,459	20,650	46,362	42,250
Total operating expenses	115,469	121,343	238,748	229,118
Operating income	67,891	62,348	124,208	125,570

Other income (expense)	(1,462)	23,831	45,938	27,992
Earnings before income taxes	66,429	86,179	170,146	153,562
Income taxes (benefit)	16,424	14,120	30,407	12,522
Net earnings, including noncontrolling interest	50,005	72,059	139,739	141,040
Net earnings (loss) attributable to noncontrolling interest	—	(8,114)	179	(8,748)
Net earnings attributable to Bio-Techne	$50,005	$80,173	$139,560	$149,788
Other comprehensive income (loss):
Foreign currency translation adjustments	17,370	1,924	(4,087)	(6,722)
Foreign currency translation reclassified to earnings with Eminence deconsolidation	—	—	119	—
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	(685)	2,884	4,010	4,566
Other comprehensive income (loss)	16,685	4,808	42	(2,156)
Other comprehensive income (loss) attributable to noncontrolling interest	—	66	(33)	27
Other comprehensive income (loss) attributable to Bio-Techne	16,685	4,742	75	(2,183)
Comprehensive income attributable to Bio-Techne	$66,690	$84,915	$139,635	$147,605

Earnings per share attributable to Bio-Techne(1):
Basic	$0.32	$0.51	$0.89	$0.95
Diluted	$0.31	$0.49	$0.86	$0.91

Weighted average common shares outstanding(1):
Basic	157,011	157,240	156,887	156,808
Diluted	161,750	164,828	161,766	164,636

(1)Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29, 2022. See Note 1 for details.

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31,
	2022	June 30,
	(unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$164,682	$172,567
Short-term available-for-sale investments	32,074	74,462
Accounts receivable, less allowance for doubtful accounts of $3,250 and $2,568, respectively	184,763	194,548
Inventories	160,233	141,123
Other current assets	23,431	22,856
Total current assets	565,183	605,556

Property and equipment, net	223,851	223,242
Right of use asset	83,937	65,556
Goodwill	869,589	822,101
Intangible assets, net	567,647	531,522
Other assets	53,194	46,828
Total assets	$2,363,401	$2,294,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,100	$33,865
Salaries, wages and related accruals	28,633	61,953
Accrued expenses	16,279	17,886
Contract liabilities	21,812	23,406
Income taxes payable	25,277	13,237
Operating lease liabilities - current	10,975	11,928
Current portion of long-term debt obligations	—	12,500
Other current liabilities	1,319	1,243
Total current liabilities	128,395	176,018

Deferred income taxes	111,381	98,994
Long-term debt obligations	200,000	243,410
Long-term contingent consideration payable	7,000	5,000
Operating lease liabilities	78,183	58,133
Other long-term liabilities	11,336	12,239

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 157,093,879 and 156,644,212, respectively(1)	1,571	1,566
Additional paid-in capital(1)	700,684	652,467
Retained earnings(1)	1,199,976	1,122,937
Accumulated other comprehensive loss	(75,125)	(75,200)
Total Bio-Techne’s shareholders’ equity	1,827,106	1,701,770
Noncontrolling interest	—	(759)
Total shareholders’ equity	1,827,106	1,701,011
Total liabilities and shareholders’ equity	$2,363,401	$2,294,805

(1)Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29,2022. See Note 1 for details.

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$139,739	$141,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,344	49,836
Costs recognized on sale of acquired inventory	400	1,596
Deferred income taxes	(6,365)	7,233
Stock-based compensation expense	31,205	25,706
Fair value adjustment to contingent consideration payable	(8,600)	(16,400)
Contingent consideration payments - operating	—	(3,300)
(Gain) Loss on investment, net	(37,176)	—
Fair value adjustment on available for sale investments	(839)	(33,672)
Asset impairment restructuring	—	546
Eminence impairment	—	18,715
Gain on sale of Eminence	(11,682)	—
Leases, net	640	(501)
Other operating activity	112	383
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	11,425	(9,347)
Inventories	(18,362)	(8,700)
Prepaid expenses	(2,005)	(7,025)
Trade accounts payable, accrued expenses, contract liabilities, and other	(11,541)	(175)
Salaries, wages and related accruals	(33,265)	(10,408)
Income taxes payable	13,435	(6,100)
Net cash provided by (used in) operating activities	120,465	149,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	26,509	12,450
Purchases of available-for-sale investments	(20,500)	(13,500)
Proceeds from sale of CCXI investment	73,219	—
Additions to property and equipment	(15,665)	(16,238)
Acquisitions, net of cash acquired	(101,184)	—
Proceeds from sale of Eminence	17,824	—
Investment of forward purchase contract	—	(25,000)
Net cash provided by (used in) investing activities	(19,797)	(42,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(25,106)	(25,069)
Proceeds from stock option exercises	16,977	56,500
Re-purchases of common stock	(19,562)	(41,294)
Borrowings under line-of-credit agreement	449,661	50,000
Repayments of long-term debt	(505,661)	(109,250)
Contingent consideration payments - financing	—	(700)
Taxes paid on RSUs and net share settlements	(17,853)	(23,247)
Other financing activity	(2,457)	—
Net cash provided by (used in) financing activities	(104,001)	(93,060)

Effect of exchange rate changes on cash and cash equivalents	(4,552)	(1,325)
Net change in cash and cash equivalents	(7,885)	12,754
Cash and cash equivalents at beginning of period	172,567	199,091
Cash and cash equivalents at end of period	$164,682	$211,845

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,411	$15,368
Cash paid for interest	$5,619	$6,144

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

During the quarter ended December 31, 2022, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2022.

At the 2022 annual meeting of shareholders of the Company held on October 27, 2022, the shareholders approved an amendment and restatement of the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 400,000,000. On November 1, 2022, the Company’s board of directors approved and declared a four-for-one split of the Company’s common stock in the form of a stock dividend. Each stockholder of record on November 14, 2022 received three additional shares of common stock for each then-held share, which was distributed after close of trading on November 29, 2022. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the stock split.

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

Fiscal Year 2023 Restructuring Actions:

QT Holdings Corporation (Quad)

In August 2022, the Company informed employees of our decision to close our QT Holdings Corporation (Quad) facility as part of a realignment of activities within our Reagent Solutions division. The closure of the site is expected to be substantially completed in the third quarter of fiscal 2023. As a result of the restructuring activities, an estimated pre-tax charge of $2.2 million was recorded within our Protein Sciences segment for the six months ended December 31, 2022. There were no additional charges for the second fiscal quarter ended December 31, 2022. The related first quarter of fiscal 2023 restructuring charges were recorded in the income statement as follows (in thousands):

	Employee	Asset
	severance	Impairment and other	Total
Selling, general and administrative	$1,328	$842	$2,170

	Employee	Asset
	severance	Impairment and other	Total
Expense incurred in the first quarter of 2023	$1,328	$842	$2,170
Cash payments	(420)	(431)	(851)
Adjustments	—	(72)	(72)
Accrued restructuring actions balances as of September 30, 2022	908	339	1,247
Cash payments	(753)	(262)	(1,015)
Adjustments	(38)	(73)	(111)
Accrued restructuring actions balances as of December 31, 2022	$117	$4	$121

Protein Sciences realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate resources to high growth areas of the business. The realignment impacted a limited number of employees and is expected to be complete in the third fiscal quarter of 2023. As a result, a pre-tax charge of $0.8 million related to employee severance was recorded in the Selling, general and administrative line of operating income within our Protein Sciences segment during the quarter ended December 31, 2022.

Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

Employee
severance
Expense incurred in the second quarter of 2023	$780
Cash payments	(176)
Adjustments	—
Accrued restructuring actions balances as of December 31, 2022	$604

Fiscal Year 2022 Restructuring Actions:

In September 2021, the Company informed employees of our decision to close our Exosome Diagnostics Germany facility, discontinuing lab and research occurring at the site, as part of a realignment of activities within our Exosome Diagnostics business. The restructuring activities were completed as of June 30, 2022. As a result of the restructuring activities, a pre-tax charge of $1.4 million was recorded within our Diagnostics and Genomics segment during the year ended June 30, 2022. Total restructuring charges for the closure of the Exosome Diagnostics Germany facility for the year ended June 30, 2022 were recorded within operating income on the income statement as follows (in thousands):

	Employee	Asset
	severance	Impairment and other	Total
Selling, general and administrative	$649	$750	$1,399

Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

	Employee	Asset
	severance	Impairment and other	Total
Expense incurred in the first quarter of 2022	$639	$546	$1,185
Incremental expense incurred during fiscal 2022	—	242	242
Cash payments	(589)	(554)	(1,143)
Adjustments(1)	(50)	(234)	(284)
Accrued restructuring actions balances as of June 30, 2022	$—	$—	$—

(1)Adjustments include refinements to our estimated close down costs as well as the impacts from foreign currency exchange.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the quarter ended December 31, 2022. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2022.

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

Prior to fiscal year 2023, the Company recorded revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration was constrained since we did not have significant historical experience collecting payments not reimbursed by Medicare or other insurance providers and it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. During the first half of fiscal 2022, we began to see an increase in claim volume due to strategic initiatives, including broader messaging around the importance of cancer screenings during the COVID-19 pandemic, and the acute phase of the COVID-19 pandemic subsiding. Given these factors, the Company considered it to have sufficient data to estimate variable consideration as of July 1, 2022 for laboratory services that are not reimbursed by Medicare. The amount of cash received in fiscal 2023 for non-Medicare laboratory services that were performed prior to July 1, 2022 was approximately $0.8 million.

We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of December 31, 2022.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of December 31, 2022 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of December 31, 2022 and June 30, 2022 were approximately $23.5 million and $25.5 million, respectively. Contract liabilities as of June 30, 2022 subsequently recognized as revenue during the quarter and six month period ended December 31, 2022 were approximately $5.3 million and $15.9 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Consumables	$217,330	$212,706	$433,760	$418,397
Instruments	32,301	33,353	58,759	63,222
Services	15,852	17,354	37,297	33,611
Total product and services revenue, net	$265,483	$263,413	$529,816	$515,230
Royalty revenues	6,098	5,863	11,420	11,765
Total revenues, net	$271,581	$269,276	$541,236	$526,995

Revenue by geography is as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

United States	$149,005	$142,367	$304,436	$283,069
EMEA, excluding United Kingdom	54,523	57,159	100,544	108,702
United Kingdom	10,872	11,842	22,574	24,320
APAC, excluding Greater China	17,968	19,603	35,433	37,104
Greater China	30,326	31,009	61,847	59,442
Rest of World	8,887	7,296	16,402	14,358
Net Sales	$271,581	$269,276	$541,236	$526,995

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2022	2022

Raw materials	$84,757	$79,291
Finished goods(1)	80,548	66,943
Inventories, net	$165,305	$146,234

(1) Finished goods inventory of $5,072 and $5,111 included within other long-term assets in the respective December 31, 2022 and June 30, 2022, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2022	2022
Land	$9,079	$8,572
Buildings and improvements	242,340	229,551
Machinery and equipment	182,306	174,813
Construction in progress	13,469	21,729
Property and equipment, cost	447,194	434,665
Accumulated depreciation and amortization	(223,343)	(211,423)
Property and equipment, net	$223,851	$223,242

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2022	2022

Developed technology	$615,301	$542,038
Trade names	146,618	146,457
Customer relationships	224,212	225,882
Patents	3,514	3,313
Other intangibles	6,894	6,306
Definite-lived intangible assets	996,539	923,996
Accumulated amortization	(451,592)	(415,174)
Definite-lived intangibles assets, net	544,947	508,822
In process research and development	22,700	22,700
Total intangible assets, net	$567,647	$531,522

Changes to the carrying amount of net intangible assets for the period ended December 31, 2022 consist of (in thousands):

Beginning balance	$531,522
Acquisitions	75,600
Other additions	713
Amortization expense	(38,861)
Currency translation	(1,327)
Ending balance	$567,647

The estimated future amortization expense for intangible assets as of December 31, 2022 is as follows (in thousands):

Remainder 2023	$38,462
2024	74,764
2025	71,341
2026	67,478
2027	57,326
Thereafter	235,576
Total	$544,947

Goodwill:

Changes to the carrying amount of goodwill for the period ended December 31, 2022 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Genomics	Total
June 30, 2022	$376,493	$445,608	$822,101
Acquisitions	51,051	-	51,051
Currency translation	(3,623)	60	(3,563)
December 31, 2022	$423,921	$445,668	$869,589

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

The allocation of purchase consideration related to Namocell, Inc is considered preliminary with provisional amounts primarily related to goodwill, intangible assets, working capital, certain tax-related, and contingent liability amounts. The Company expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the quarter ended December 31, 2022 were approximately $2.2 million and $1.6 million, respectively. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the six months ended December 31, 2022 were approximately $4.6 million and $3.1 million, respectively.

The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date and as of December 31, 2022 are as follows (in thousands):

Preliminary allocation at acquisition date and at December 31, 2022
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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total
	carrying
	value as of	Fair Value Measurements Using
	December 31,	Inputs Considered as
	2022	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$23,574	$23,574	$—	$—
Certificates of deposit(2)	8,500	8,500	—	—
Derivative instruments - cash flow hedges(3)	15,791	—	15,791	—
Total assets	$47,865	$32,074	$15,791	$—

Liabilities
Contingent consideration	$7,000	$—	$—	$7,000
Total liabilities	$7,000	$—	$—	$7,000

	Total
	carrying
	value as of	Fair Value Measurements Using
	June 30,	Inputs Considered as
	2022	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$59,962	$59,962	$—	$—
Certificates of deposit(2)	14,500	14,500	—	—
Derivative instruments - cash flow hedges(3)	11,026	—	11,026	—
Total assets	$85,488	$74,462	$11,026	$—

Liabilities
Contingent consideration	$5,000	$—	$—	$5,000
Derivative instruments - cash flow hedges(3)	476	—	476	—
Total liabilities	$5,476	$—	$476	$5,000

(1)

Included in available-for-sale investments on the balance sheet. The cost basis and fair value of the exchange traded investment grade bond funds as of December 31, 2022 was $25.0 million and $23.6 million, respectively. The cost basis and fair value of the exchange traded investment grade bond funds as of June 30, 2022 was $25.0 million and $23.9 million, respectively. During the quarter ended September 30, 2022, the Company sold all of its outstanding shares of ChemoCentryx Inc (CCXI). The cost basis and fair value of the Company’s available-for-sale equity investment in CCXI was $6.6 million and $36.0 million at June 30, 2022, respectively.

(2)	Included in available-for-sale investments on the balance sheet. The certificates of deposit have contractual maturity dates within one year.

(3)

Derivative assets are included in other assets on the balance sheet as of December 31, 2022 and June 30, 2022. Derivative liabilities as of June 30, 2022 are included in other current liabilities on the balance sheet.

Fair value measurements of available for sale securities

Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The agreement matured in October 2022 and there was no fair value recorded on the Consolidated Balance Sheet as of December 31, 2022. The fair value of the designated derivative instrument was $0.5 million, and was recorded within short-term liabilities on the Consolidated Balance Sheet as of June 30, 2022.

In May 2021, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal amount. The effective date of the swap was November 2022 with the full swap maturing in November 2025. The fair value of the derivative instrument was $15.8 million and $11.0 million as of December 31, 2022 and June 30, 2022, respectively, which is recorded within other long-term assets on the Consolidated Balance Sheet.

Changes in the fair value of the designated hedged instruments are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $0.6 million to interest income and related tax expense of $0.1 million during the six months ended December 31, 2022.  The Company reclassified $3.8 million to interest expense and related tax benefits of $0.9 million during the six months ended  December 31, 2021. The instruments were valued using observable market inputs in active markets and therefore are classified as Level 2 liabilities.

Fair value measurements of contingent consideration

The Company has $7.0 million in contingent consideration recorded as of December 31, 2022, which is the fair value of contingent consideration related to the Asuragen and Namocell acquisitions. The Company is required to make contingent consideration payments of up to $105.0 million as part of the Asuragen acquisition agreement and up to $25.0 million as part of the Namocell acquisition agreement. As of December 31, 2022, the maximum payout for the Asuragen and Namocell agreements is $100.0 million as both Asuragen and Namocell did not achieve their respective December 31, 2022 revenue milestones.

The Asuragen contingent agreement is based on achieving certain revenue thresholds by December 31, 2022 and December 31, 2023. The opening balance sheet fair value of the liabilities was $18.3 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The Company reversed an accrual for the fair value of the contingent liabilities associated with the December 31, 2022 threshold during the second quarter of fiscal 2023. The contingent consideration related to the December 31, 2023 Asuragen threshold was $4.0 million as of December 31, 2022. Contingent consideration was $5.0 million as of June 30, 2022.

The Namocell contingent agreement is based on achieving certain revenue thresholds by December 31, 2022 and December 31, 2023. The opening balance sheet fair value of the liabilities was $10.6 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The Company reversed an accrual for the fair value of the contingent liabilities associated with the December 31, 2022 threshold during the second quarter of fiscal 2023. As of December 31, 2022, the remaining contingent consideration related to Namocell was $3.0 million.

As of December 31, 2022, the Company’s obligation for potential contingent consideration payments related to the B-Mogen acquisition was relieved as there is a remote likelihood that the revenue thresholds and product milestones would be achieved in the timeframe established within the purchase agreement. The Company reversed an accrual for the fair value of the contingent liabilities at the date of settlement during fiscal 2022.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Quarter Ended	Six Months Ended
	December 31,	December 31,
	2022	2022

Fair value at the beginning of period	$15,500	$5,000
Change in fair value of contingent consideration	(8,500)	(8,600)
Additions	—	10,600
Payments	—	—
Fair value at the end of period	$7,000	$7,000

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

The Amended Credit Agreement provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. Borrowings under the Amended Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. At the closing on August 31, 2022, the Company borrowed approximately $350 million pursuant to the Amended Credit Agreement for working capital and for payment of outstanding debt under the Company’s prior credit agreement that was entered into on August 1, 2018. Borrowings under the Amended Credit Agreement bear interest at a variable rate. The current outstanding debt is based on the one-month Secured Overnight Financing rate (SOFR) plus an applicable margin. The applicable margin is determined from the total leverage ratio of the Company and updated on a quarterly basis. The annualized fee for any unused portion of the credit facility is currently 10 basis points.

The amended and restated Credit Agreement matures on August 1, 2027 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2022, the outstanding balance under the Credit Agreement was $200.0 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the six months ended December 31, 2022, the Company recognized $2.0 million in variable lease expense and $7.1 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

		As of
		December 31,
	Balance Sheet Classification	2022
Operating leases:
Operating lease right of use assets	Right of Use Asset	$83,937

Current operating lease liabilities	Operating lease liabilities current	$10,975
Noncurrent operating lease liabilities	Operating lease liabilities	78,183
Total operating lease liabilities		$89,158

Weighted average remaining lease term (in years):		9.77

Weighted average discount rate (%):		4.23

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the six months ended December 31, 2022 (in thousands):

Six months ended
December 31,
2022
Cash amounts paid on operating lease liabilities	$7,294

Right of use assets obtained in exchange for lease liabilities	26,553

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

December 31, 2022
Operating
Leases
Remainder 2023	$7,237
2024	13,236
2025	12,328
2026	11,211
2027	9,524
Thereafter	57,035
Total	$110,571
Less: Amounts representing interest	21,413
Total Lease obligations	$89,158

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.08 and $0.16 in both the three and six months ended December 31, 2022 and 2021, respectively.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2022	156,644	1,566	652,467	1,122,937	(75,200)	(759)	1,701,011
Net earnings				89,555		179	89,734
Other comprehensive loss					(16,762)		(16,762)
Reclassification of cumulative translation adjustment for Eminence to non-operating income					152	(33)	119
Elimination of noncontrolling equity interest from sale of Eminence						613	613
Share repurchases	(222)	(2)		(19,560)			(19,562)
Common stock issued for exercise of options	425	5	9,418	(11,428)			(2,005)
Common stock issued for restricted stock awards	45	0	0	(6,427)			(6,427)
Cash dividends				(12,545)			(12,545)
Stock-based compensation expense			14,364				14,364
Common stock issued to employee stock purchase plan	36	0	2,517				2,517
Employee stock purchase plan expense			97				97
Balances at September 30, 2022	156,928	$1,569	$678,863	$1,162,532	$(91,810)	$—	$1,751,154
Net earnings				50,005			50,005
Other comprehensive loss					16,685		16,685
Share repurchases							—
Common stock issued for exercise of options	155	1	5,074				5,075
Common stock issued for restricted stock awards	11	1	1				2
Cash dividends				(12,561)			(12,561)
Stock-based compensation expense			16,413				16,413
Common stock issued to employee stock purchase plan							—
Employee stock purchase plan expense			333				333
Balances at December 31, 2022	157,094	$1,571	$700,684	$1,199,976	$(75,125)	$—	$1,827,106

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2021	155,822	$1,558	$533,239	$1,085,465	$(57,291)	$8,263	$1,571,234
Net earnings				69,615		(634)	68,981
Other comprehensive income (loss)					(6,925)	(39)	(6,964)
Common stock issued for exercise of options	1,178	12	36,336	(13,481)			22,867
Common stock issued for restricted stock awards	79	1	(1)	(9,765)			(9,765)
Cash dividends				(12,493)			(12,493)
Stock-based compensation expense			11,396				11,396
Common stock issued to employee stock purchase plan	13	0	1,358				1,358
Employee stock purchase plan expense			341				341
Balances at September 30, 2021	157,092	$1,571	$582,669	$1,119,341	$(64,216)	$7,590	$1,646,955
Non-controlling interest in Eminence							—
Net earnings				80,173		(8,114)	72,059
Other comprehensive income (loss)					4,742	66	4,808
Share repurchases	(357)	(4)		(41,290)			(41,294)
Common stock issued for exercise of options	538	6	18,599				18,605
Common stock issued for restricted stock awards	6	0	0				0
Cash dividends				(12,576)			(12,576)
Stock-based compensation expense			13,701				13,701
Common stock issued to employee stock purchase plan			6				6
Employee stock purchase plan expense			267				267
Balances at December 31, 2021	157,279	$1,573	$615,242	$1,145,648	$(59,474)	$(458)	$1,702,531

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified a $0.3 million gain, net of taxes, from accumulated other comprehensive income (loss) to earnings during the six months ended December 31, 2022. The Company reclassified a $2.9 million loss, net of taxes, from accumulated other comprehensive income (loss) to earnings during the six months ended December 31, 2021.

The accumulated balances related to each component of other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows (in thousands):

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2022	$8,069	$(83,269)	$(75,200)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	4,484	(4,087)	397
Reclassification from (gain) loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	(474)		(474)
Reclassification of cumulative translation adjustment for Eminence to non-operating income, net of taxes, attributable to Bio-Techne	—	152	152
Balance as of December 31, 2022(2)	$12,079	$(87,204)	$(75,125)

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2021 attributable to Bio-Techne	$(6,193)	$(51,098)	$(57,291)
Other comprehensive income (loss), net of tax before reclassifications, attributable to Bio-Techne	1,682	(6,750)	(5,068)
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	2,884	—	2,884
Balance as of December 31, 2021 (2)	$(1,626)	$(57,848)	$(59,474)

(1)

(Gains)/losses on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $619 to interest income and recorded a related tax expense of $145 during the six months ended December 31, 2022. The Company reclassified $3,777 to interest expense and a related tax benefit of $892 during the six months ended December 31, 2021.

(2)

The Company had a net deferred tax liability of $3,711  and a net deferred tax benefit of $502 included in the accumulated other comprehensive income loss as of December 31,  2022 and 2021, respectively.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Earnings per share – basic:
Net earnings, including noncontrolling interest	$50,005	$72,059	$139,739	$141,040
Less net earnings (loss) attributable to noncontrolling interest	-	(8,114)	179	(8,748)
Net earnings attributable to Bio-Techne	$50,005	$80,173	$139,560	$149,788
Income allocated to participating securities	(10)	(34)	(35)	(70)
Income available to common shareholders	$49,995	$80,139	$139,525	$149,718
Weighted-average shares outstanding – basic	157,011	157,240	156,887	156,808
Earnings per share – basic	$0.32	$0.51	$0.89	$0.95

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$50,005	$72,059	$139,739	$141,040
Less net earnings (loss) attributable to noncontrolling interest	—	(8,114)	179	(8,748)
Net earnings attributable to Bio-Techne	$50,005	$80,173	$139,560	$149,788
Income allocated to participating securities	(10)	(34)	(35)	(70)
Income available to common shareholders	$49,995	$80,139	$139,525	$149,718
Weighted-average shares outstanding – basic	157,011	157,240	156,887	156,808
Dilutive effect of stock options and restricted stock units	4,739	7,588	4,879	7,828
Weighted-average common shares outstanding – diluted	161,750	164,828	161,766	164,636
Earnings per share – diluted	$0.31	$0.49	$0.86	$0.91

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 4.6 million and 2.8 million for the quarter ended December 31, 2022 and 2021, respectively and 4.6 million and 1.9 million for the six months ended December 31, 2022 and 2021 respectively.

Note 10. Share-based Compensation:

During the six months ended December 31, 2022 and 2021, the Company granted 2.3 million and 1.3 million stock options at weighted average grant prices of $94.11 and $120.87 and weighted average fair values of $29.62 and $29.82, respectively. During the six months ended December 31, 2022 and 2021, the Company granted 87,852 and 84,872 restricted stock units at a weighted average fair value of $94.38 and $121.49, respectively. During the six months ended December 31, 2022 and 2021, the Company granted 10,816 and 27,584 shares of restricted common stock shares at a weighted average fair value of $73.94 and $122.34.

Stock options for 814,807 and 1,883,768 shares of common stock with total intrinsic values of $48.5 million and $170.7 million were exercised during the six months ended December 31, 2022 and 2021, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $16.2 million and $14.1 million was included in selling, general and administrative expenses for the quarter ended December 31, 2022 and 2021, respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $31.3 million and $27.3 million was included in selling, general, and administrative expenses for the six months ended December 31, 2022 and 2021, respectively. Additionally, the company recognized $0.3 million and $0.6 million of stock-based compensation costs in cost of goods sold in the quarter and six months ended December 31, 2022 respectively, compared to $0.4 million and $0.8 million in cost of goods sold in the comparative prior year periods. As of December 31, 2022, there was $59.0 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 1.9 years.

In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. The Company recorded expense of $0.3 million for the quarter ended

December 31, 2022 and $0.3 million for the quarter ended December 31, 2021. The Company recorded expense of $0.4 million and $0.6 million for the ESPP for the six months ended December 31, 2022 and 2021, respectively.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Interest expense	$(2,356)	$(2,902)	$(6,146)	$(6,311)
Interest income	968	245	1,401	438
Other non-operating income (expense), net(1)	(74)	26,488	50,683	33,865
Total other income (expense)	$(1,462)	$23,831	$45,938	$27,992

(1) For the quarter ended December 31, 2022, primarily due to a $0.1 million loss in the fair value of our exchange traded investment grade bond funds compared to a $28.4 million gain in the fair value of our CCXI investment in the comparative period. For the six months ended December 31, 2022, primarily due to a $37.2 million gain on the sale of our CCXI investment and a $11.7 million gain on the sale of Eminence, compared to a $33.7 million gain in the fair value of our CCXI investment in the comparative period.

Note 12. Income Taxes:

The Company’s effective income tax rate for the second quarter of fiscal 2023 and 2022 was 24.7% and 16.4%, respectively, of consolidated earnings before income taxes, and 17.9% and 8.2% for the first six months of fiscal 2023 and 2022, respectively. The change in the company’s tax rate for the quarter and six months ended December 31, 2022 compared to the quarter and six months ended December 31, 2021 was driven by discrete tax items.

The Company recognized total net expense related to discrete tax items of $4.6 million and total net benefits of $3.2 million during the quarter and six months ended December 31, 2022, respectively, compared to total net benefits of $7.6 million and $25.3 million during the quarter and six months ended December 31, 2021, respectively. Share-based compensation excess tax benefit contributed $0.9 million and $9.1 million in the quarter and six months ended December 31, 2022, respectively, compared to $6.1 million and $24.4 million in the quarter and six months, ended December 31, 2021, respectively. During the quarter and six months ended December 31, 2022, the Company had discrete tax expense of $5.7 million related to taxes associated with a planned distribution from our China entity. There was no expense in the comparative periods related to distributions. The Company recognized total other immaterial net discrete tax benefits of $0.2 million in the quarter ended December 31, 2022 and net discrete tax expense of $0.2 million in the six months ended December 31, 2022, respectively, compared to $1.5 million and $0.9 million of other immaterial net discrete tax benefit in the quarter and six months ended December 31, 2021, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales:
Protein Sciences	$203,887	$204,971	$403,836	$402,156
Diagnostics and Genomics	68,003	64,527	137,907	125,512
Intersegment	(309)	(222)	(507)	(673)
Consolidated net sales	$271,581	$269,276	$541,236	$526,995

Operating income:
Protein Sciences	$89,336	$93,281	$175,278	$183,381
Diagnostics and Genomics	8,296	10,880	16,934	18,344
Segment operating income	$97,632	$104,161	$192,212	$201,725
Costs recognized on sale of acquired inventory	(100)	(84)	(400)	(1,595)
Amortization of acquisition related intangible assets	(19,125)	(18,380)	(38,408)	(36,769)
Impact of partially-owned consolidated subsidiaries(1)	—	(1,004)	647	(2,567)
Acquisition related expenses and other	8,307	13,262	8,010	15,618
Eminence impairment	—	(18,715)	—	(18,715)
Stock based compensation, inclusive of employer taxes	(16,878)	(14,815)	(32,336)	(28,675)
Restructuring costs	(780)	(743)	(2,950)	(1,928)
Corporate general, selling, and administrative expenses	(1,165)	(1,334)	(2,567)	(1,524)
Consolidated operating income	$67,891	$62,348	$124,208	$125,570

(1) Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

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

Consistent with the prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment – during the second quarter of fiscal 2023. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Genomics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth of existing businesses with complementary acquisitions. On July 1, 2022, the Company completed the acquisition of Namocell, Inc. for $101.2 million, net of cash acquired, plus contingent consideration of up to $25 million upon the achievement of certain future milestones. The Namocell acquisition adds a leading provider of single cell sorting and dispensing platforms that are gentle to cells and therefore preserve cell viability and integrity. Refer to Note 4 for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 1% and 3% for the quarter and six months ended December 31, 2022, respectively, compared to the same prior year periods. Organic growth for the quarter ended December 31, 2022 was 4% compared to the prior year, with acquisitions contributing 1% to revenue growth and foreign currency exchange having an unfavorable impact of 4%. Organic growth for the six months ended December 31, 2022 was 5% compared to the prior year same period with acquisitions contributing 1% to revenue growth and foreign currency exchange having an unfavorable impact of 3%.

Consolidated net earnings attributable to Bio-Techne decreased to $50.0 million and $139.6 million for the quarter and six months ended December 31, 2022, respectively, as compared to $80.2 million and $149.8 million in the same prior year periods. The decrease in net earnings attributable to Bio-Techne for the quarter ended December 31, 2022 is primarily due to a non-recurring gain of approximately $28.4 million on our ChemoCentryx investment in the prior year. The decrease in net earnings attributable to Bio-Techne for the six months ended December 31, 2022 is due to unfavorable foreign currency exchange, higher inflation, and the Namocell acquisition, partially offset by non-recurring gains on the sale of our ChemoCentryx investment and sale of our partially-owned consolidated subsidiary in the first fiscal quarter of 2023.

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

Net Sales

Consolidated net sales for the quarter and six months ended December 31, 2022 were $271.6 million and $541.2 million, respectively, an increase of 1% and 3% from the same prior year periods. Organic growth for the quarter ended December 31, 2022 was 4% compared to the prior year, with acquisitions contributing 1% to revenue growth and foreign currency exchange having an unfavorable impact of 4%. Organic growth for the six months ended December 31, 2022 was 5% compared to the prior year same period with acquisitions contributing 1% to revenue growth and foreign currency exchange having an unfavorable impact of 3%. Organic growth for the quarter and six months ended December 31, 2022 is primarily driven by our Diagnostics and Genomics segment.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2022 were 67.5% and 67.1% respectively, compared to 68.2% and 67.3% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, stock compensation expense, amortization of intangibles, and impact of partially owned consolidated subsidiaries, adjusted gross margins for the quarter and six months ended December 31, 2022 were 71.7% and 71.3%, respectively compared to 72.3% and 71.8% for the quarter and six months ended December 31, 2021, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins for the quarter and six months ended December 31, 2022 were impacted by changes in foreign currency exchange rates compared to the same prior year periods.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, and impact of partially owned consolidated subsidiaries included in cost of sales, is as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Consolidated gross margin percentage	67.5%	68.2%	67.1%	67.3%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.0%	0.0%	0.1%	0.3%
Amortization of intangibles	4.1%	3.8%	4.1%	3.9%
Stock compensation expense - COGS	0.1%	0.2%	0.1%	0.1%
Impact of partially owned consolidated subsidiaries(1)	—%	0.1%	(0.1)%	0.2%
Non-GAAP adjusted gross margin percentage	71.7%	72.3%	71.3%	71.8%

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $93.0 million and increased 3% to $192.4 million for the quarter and six months ended December 31, 2022, respectively, from the same prior year periods. The decrease in expenses for the quarter ended December 31, 2022 was primarily due to the prior year impairment of assets for Eminence as described in Note 1. The increase in expense for the six months ended December 31, 2022 was primarily due to the Namocell acquisition and higher inflation, which was partially offset by the Eminence impairment in the second quarter of fiscal year 2022.

Research and Development Expenses

Research and development expenses increased 9% to $22.5 million and increased 10% to $46.4 million for the quarter and six months ended December 31, 2022, respectively, from the same prior year periods. The increase in expense was due to the Namocell acquisition, higher inflation, and the timing of strategic growth investments.

Segment Results

Protein Sciences

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales (in thousands)	$203,887	$204,971	$403,836	$402,156
Operating margin percentage	43.8%	45.5%	43.6%	45.6%

Protein Sciences’ net sales for the quarter and six months ended December 31, 2022 were $203.9 million and $403.8 million, respectively, with results remaining flat to the same respective prior year periods. Organic growth for the segment was 2% for the quarter ended December 31, 2022, with acquisitions contributing 1% and foreign currency exchange having an unfavorable impact of 4%. Organic growth for the segement was 3% for the six months ended December 31, 2022, with foreign currency exchange having an unfavorable impact of 3%. Segment growth was driven by consumable revenue in the United States.

The operating margin was 43.8% and 43.6% for the quarter and six months ended December 31, 2022, respectively, compared to 45.5% and 45.6% in both comparative prior year periods. The segment’s operating margin compared to the prior year was negatively impacted by unfavorable foreign currency exchange, higher inflation, and the Namocell acquisition.

Diagnostics and Genomics

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales (in thousands)	$68,003	$64,527	$137,907	$125,512
Operating margin percentage	12.2%	16.9%	12.3%	14.6%

Diagnostics and Genomics' net sales for the quarter and six months ended December 31, 2022 were $68.0 million and $137.9 million, respectively, with reported growth of 5% and 10% compared to the same respective prior year periods. Organic growth for the quarter and six months ended December 31, 2022 was 7% and 12%, respectively, when compared to the prior year. Currency exchange had an unfavorable 2% impact for both the quarter and six months ended December 31, 2022, respectively. Segment growth was driven by strong execution in consumable and service revenue across the portfolio of the segments products.

The operating margin for the segment was 12.2% and 12.3% for the quarter and six months ended December 31, 2022, respectively, compared to 16.9% and 14.6% in both comparative prior year periods. The segment’s operating margin was negatively impacted by unfavorable foreign currency exchange, higher inflation, and additional investments made in the business to support future growth.

Income Taxes

Income taxes were at an effective rate of 24.7% and 17.9% of consolidated earnings for the quarter and six month period ended December 31, 2022, respectively, compared to 16.4% and 8.2% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and six months ended December 31, 2022 was driven by the composition and amount of net income across periods and the impact of discrete tax items of a $4.6 million expense and a $3.2 million benefit, respectively, compared to prior year discrete tax benefits of $7.6 million and $25.3 million as further discussed in Note 12.

The forecasted tax rate as of the second fiscal quarter of 2023 before discrete items is 21.2% compared to the prior year forecasted tax rate before discrete items of 24.6%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2023 to range from 21% to 26%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Net earnings before taxes - GAAP	$66,429	$86,179	$170,146	$153,562
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	100	84	400	1,596
Amortization of intangibles	19,125	18,380	38,408	36,769
Acquisition related expenses and other	(8,162)	(13,168)	(7,484)	(15,430)
Eminence Impairment	—	18,715	—	18,715
Gain on sale of partially-owned consolidated subsidiaries	—	—	(11,682)	—
Stock based compensation, inclusive of employer taxes	16,878	14,815	32,336	28,675
Restructuring costs	780	743	2,950	1,928
Investment (gain) loss and other non-operating	74	(28,395)	(38,013)	(34,630)
Impact of partially owned subsidiaries(1)	—	1,004	(420)	2,567
Net Earnings before taxes - Adjusted	$95,224	$98,357	$186,641	$193,752

Non-GAAP tax rate	21.0%	21.4%	21.0%	21.2%
Non-GAAP tax expense	19,998	21,048	39,195	41,076
Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$75,226	$77,309	$147,446	$152,676
Earnings per share - diluted - Adjusted(2)	$0.47	$0.47	$0.91	$0.93

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party.

(2) All references made to share or per share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the effects of the stock split. See Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and six months ended December 31, 2022 and December 31, 2021.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

GAAP effective tax rate	24.7%	16.4%	17.9%	8.2
Discrete items	(7.0)	7.5	1.9	16.4
Annual forecast update	3.7	0.7	—	—
Impact of non-taxable net gain	(0.2)	—	1.4	—
Long-term GAAP tax rate	21.2%	24.6%	21.2%	24.6

Rate impact items
Stock based compensation	(2.0)	(1.7)	(2.5)	(1.9)
Other	1.8	(1.5)	2.3	(1.5)
Total rate impact items	(0.2)%	(3.2)%	(0.2)%	(3.4)
Non-GAAP adjusted tax rate	21.0%	21.4%	21.0%	21.2

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended December 31, 2022 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $196.8 million as of December 31, 2022, compared to $247.0 million as of June 30, 2022. Included in the available-for-sale-investments was the fair value of the Company’s investment in exchange traded investment grade bond funds, which was $23.6 million as of December 31, 2022 and $23.9 million as of June 30, 2022. During the first fiscal quarter, the Company sold its remaining shares of its investment in CCXI. As of June 30, 2022, the fair value of the Company’s investment in CCXI was $36.0 million.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 1, 2027. This Credit Agreement amended and restated the Company’s previous credit agreement that was entered into on August 1, 2018 and would have matured on August 1, 2023. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement. The Company has remaining potential contingent consideration payments of up to $100 million  related to the Asuragen and Namocell acquisitions as of December 31, 2022. The fair value of the remaining payments is $7.0 million as of December 31, 2022.

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

Cash Flows From Operating Activities

The Company generated cash of $120.5 million from operating activities in the six months ended December 31, 2022 compared to $149.4  million in the six months ended December 31, 2021. The decrease from the prior year was primarily due to a reduction of operating income from the prior year combined with unfavorable timing of payments on certain operating liabilities and increases in certain operating assets resulting from the additional steps taken to strengthen our supply chain as discussed within our Business Strategy Update section.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the six months ended December 31, 2022 and December 31, 2021 were $15.7 million and $16.2 million, respectively. Capital expenditures for the remainder of fiscal 2023 are expected to be approximately $28 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2023 are related to increasing capacity to meet expected sales growth across the Company.

During the six months ended 2023, the Company acquired Namocell, Inc for $101.2 million, net of cash acquired. There were no acquisitions in the comparative prior year period.

During the first fiscal quarter of 2023, the Company sold its remaining shares in Eminence, its partially-owned consolidated subsidiary, for $17.8 million. There were no sales of businesses in the comparative prior year period.

In the first fiscal quarter of 2023, the Company sold its remaining shares in its investment in CCXI for $73.2 million. There were no comparable activities in the first half of 2022.

During the six months ended December 31, 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or EBITDA thresholds are met. The Company is currently forecasting the first option payment of $231 million to occur in either fiscal 2023 or fiscal 2024 with the second option payment of approximately $1 billion plus potential contingent consideration occurring between fiscal 2026 and fiscal 2028. There were no comparable activities in the first half of 2023.

Cash Flows From Financing Activities

During the six months ended December 31, 2022 and December 31, 2021, the Company paid cash dividends of $25.1 million and $25.1 million, respectively, to all common shareholders. On February 2, 2023, the Company announced the payment of a $0.08 per share cash dividend, or approximately $12.6 million, will be payable February 27, 2023,  to all common shareholders of record on February 13, 2023.

Cash of $17.0 million and $56.5 million was received during the six months ended December 31, 2022 and 2021, respectively, from the exercise of stock options.

During the six months ended December 31, 2022 and December 31, 2021, the Company made payments of $505.7 million and $109.3 million, respectively, on its long-term debt balance.

During the six months ended December 31, 2022, the Company borrowed $449.7 million of its line-of-credit facility. During the six months ended December 31, 2021, the Company borrowed $50.0 million of its line-of-credit facility.

During the six months ended December 31, 2022 and December 31, 2021, the Company repurchased $19.6 million and $41.3 million of common stock, respectively.

During the six months ended December 31, 2022, and December 31, 2021, the Company made $17.9 million and $23.2 million related to taxes paid on restricted stock units and stock options exercised through a net share settlement classified as financing activities.

During the six months ended December 31, 2022, the Company made $2.5 million in other financing payments related to fees for the amended Credit Agreement. There were no such payments in the comparative fiscal year period.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2022 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or six months ended December 31, 2022 that would require disclosure nor have there been any changes to the Company's policies.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●Organic Growth
●Adjusted gross margin
●Adjusted operating margin
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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of partially owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from partially owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-owned consolidated subsidiaries for the quarter ended December 31, 2022 due to the sale of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) in the first quarter of fiscal 2023. Revenue from partially-owned consolidated subsidiaries was $2.0 million for the  six months ended December 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, the Company held exchange traded investment grade bond funds, which are included in short-term available-for-sale investments at their fair value of $23.6 million. As of December 31, 2022, the potential loss in fair value due to a 10% decrease in the market value of the exchange traded investment grade bond funds is $2.4 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended December 31, 2022, approximately 35% of consolidated net sales were made in foreign currencies, including 12% in euros, 4% in British pound sterling, 7% in Chinese yuan and the remaining 12% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Euro	$1.03	$1.14	$1.02	$1.16
British pound sterling	1.19	1.35	1.18	1.36
Chinese yuan	0.14	0.16	0.14	0.16
Canadian dollar	0.74	0.79	0.75	0.79

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from December 31, 2022 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$7,079
Decrease in translation of net assets of foreign subsidiaries	73,070
Additional transaction losses	4,255

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 7, 2023, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and six months ended December 31, 2022, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. The Company repurchased 222,000 shares, which is adjusted to reflect the effects of the four-for-one stock split, for $19.6 million in fiscal 2023 under the share repurchase plan. As of December 31, 2022, the Company had $260.8 million available to repurchase under our existing plan.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's 8-K dated November 1, 2022*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 27, 2022*

4.1	Description of Capital Stock -- incorporated by reference to Exhibit 4.1 of the Company's Form 10-K dated August 24, 2022*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 26, 2017*

10.3**	Form of Time Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**	Form of Performance Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**	Form of Time Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**	Form of the Time Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**	Form of Performance Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**	Form of Time Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

Exhibit Number	Description
10.10**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**	Form of Employee Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: February 7, 2023	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: February 7, 2023	/s/ James Hippel
James Hippel
Principal Financial Officer