Form 10-Q
period 2023-03-31
BIO-TECHNE Corp
filed 2023-05-08
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023, or

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

At May 3, 2023, 157,436,548 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net sales	$294,146	$290,376	$835,382	$817,371
Cost of sales	91,984	88,918	270,265	261,225
Gross margin	202,162	201,458	565,117	556,146

Operating expenses:
Selling, general and administrative	99,238	89,269	291,624	276,137
Research and development	22,713	21,742	69,074	63,992
Total operating expenses	121,951	111,011	360,698	340,129
Operating income	80,211	90,447	204,419	216,017

Other income (expense)	(15)	(21,675)	45,924	6,317
Earnings before income taxes	80,196	68,772	250,343	222,334
Income taxes (benefit)	9,978	8,628	40,385	21,150
Net earnings, including noncontrolling interest	70,218	60,144	209,958	201,184
Net earnings (loss) attributable to noncontrolling interest	—	(595)	179	(9,343)
Net earnings attributable to Bio-Techne	$70,218	$60,739	$209,779	$210,527
Other comprehensive income (loss):
Foreign currency translation adjustments	3,282	(2,851)	(805)	(9,573)
Foreign currency translation reclassified to earnings with Eminence deconsolidation	—	—	119	—
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	(1,708)	7,179	2,302	11,745
Other comprehensive income (loss)	1,574	4,328	1,616	2,172
Other comprehensive income (loss) attributable to noncontrolling interest	—	(1)	(33)	26
Other comprehensive income (loss) attributable to Bio-Techne	1,574	4,329	1,649	2,146
Comprehensive income attributable to Bio-Techne	$71,792	$65,068	$211,428	$212,673

Earnings per share attributable to Bio-Techne(1):
Basic	$0.45	$0.39	$1.34	$1.34
Diluted	$0.43	$0.37	$1.30	$1.28

Weighted average common shares outstanding(1):
Basic	157,311	157,087	157,071	156,899
Diluted	161,615	163,874	161,768	164,292

(1)Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29, 2022. See Note 1 for details.

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31,
	2023	June 30,
	(unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$127,282	$172,567
Short-term available-for-sale investments	29,915	74,462
Accounts receivable, less allowance for doubtful accounts of $3,491 and $2,568, respectively	216,415	194,548
Inventories	169,464	141,123
Other current assets	27,920	22,856
Total current assets	570,996	605,556

Property and equipment, net	223,571	223,242
Right of use asset	97,976	65,556
Goodwill	870,542	822,101
Intangible assets, net	553,257	531,522
Other assets	283,354	46,828
Total assets	$2,599,696	$2,294,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$27,120	$33,865
Salaries, wages and related accruals	38,518	61,953
Accrued expenses	15,641	17,886
Contract liabilities	24,878	23,406
Income taxes payable	18,168	13,237
Operating lease liabilities - current	10,723	11,928
Contingent consideration payable	5,250	—
Current portion of long-term debt obligations	—	12,500
Other current liabilities	865	1,243
Total current liabilities	141,163	176,018

Deferred income taxes	94,607	98,994
Long-term debt obligations	370,000	243,410
Long-term contingent consideration payable	—	5,000
Operating lease liabilities	93,267	58,133
Other long-term liabilities	10,973	12,239

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 157,339,318 and 156,644,212, respectively(1)	1,573	1,566
Additional paid-in capital(1)	715,052	652,467
Retained earnings(1)	1,246,612	1,122,937
Accumulated other comprehensive loss	(73,551)	(75,200)
Total Bio-Techne’s shareholders’ equity	1,889,686	1,701,770
Noncontrolling interest	—	(759)
Total shareholders’ equity	1,889,686	1,701,011
Total liabilities and shareholders’ equity	$2,599,696	$2,294,805

(1)Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29, 2022. See Note 1 for details.

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$209,958	$201,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,315	75,203
Costs recognized on sale of acquired inventory	400	1,596
Deferred income taxes	(22,651)	7,888
Stock-based compensation expense	41,315	33,777
Fair value adjustment to contingent consideration payable	(10,350)	(20,600)
Contingent consideration payments - operating	—	(3,300)
(Gain) Loss on investment, net	(37,176)	—
Fair value adjustment on available-for-sale investments	(1,153)	(15,569)
Asset impairment restructuring	—	546
Eminence impairment	—	18,715
Gain on sale of Eminence	(11,682)	—
Leases, net	1,434	(974)
Other operating activity	296	549
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(20,775)	(60,930)
Inventories	(28,816)	(16,034)
Prepaid expenses	(5,557)	(3,576)
Trade accounts payable, accrued expenses, contract liabilities, and other	(5,647)	11,229
Salaries, wages and related accruals	(22,759)	2,059
Income taxes payable	3,848	(9,208)
Net cash provided by (used in) operating activities	171,000	222,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	29,161	26,055
Purchases of available-for-sale investments	(20,500)	(47,998)
Proceeds from sale of CCXI investment	73,219	—
Additions to property and equipment	(27,413)	(31,338)
Acquisitions, net of cash acquired	(101,184)	—
Proceeds from sale of Eminence	17,824	—
Investment of forward purchase contract	—	(25,000)
Investment in Wilson Wolf	(232,000)	—
Net cash provided by (used in) investing activities	(260,893)	(78,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(37,688)	(37,646)
Proceeds from stock option exercises	21,399	68,346
Re-purchases of common stock	(19,562)	(102,132)
Borrowings under line-of-credit agreement	619,661	90,000
Repayments of long-term debt	(505,661)	(172,375)
Contingent consideration payments - financing	—	(700)
Taxes paid on RSUs and net share settlements	(28,854)	(23,406)
Other financing activity	(2,457)	788
Net cash provided by (used in) financing activities	46,838	(177,125)

Effect of exchange rate changes on cash and cash equivalents	(2,230)	(5,419)
Net change in cash and cash equivalents	(45,285)	(38,270)
Cash and cash equivalents at beginning of period	172,567	199,091
Cash and cash equivalents at end of period	$127,282	$160,821

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$62,583	$22,965
Cash paid for interest	$5,773	$8,522

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

During the quarter ended March 31, 2023, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2022.

At the 2022 annual meeting of shareholders of the Company held on October 27, 2022, the shareholders approved an amendment and restatement of the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 400,000,000. On November 1, 2022, the Company’s board of directors approved and declared a four-for-one split of the Company’s common stock in the form of a stock dividend. Each stockholder of record on November 14, 2022 received three additional shares of common stock for each then-held share, which were distributed after close of trading on November 29, 2022. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the stock split.

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

Investments: In December 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to make an initial ownership investment followed by purchase of full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or annual earnings before interest, taxes, depreciation, and amortization (EBITDA) thresholds are met. Wilson Wolf is a leading manufacturer of cell culture devices, including the G-Rex product line.

The first part of the forward contract is triggered upon Wilson Wolf achieving approximately $92 million in annual revenue or $55 million in EBITDA at any point prior to December 31, 2027. During the quarter ended March 31, 2023, the Company determined that Wilson Wolf had met the EBITDA target. On March 31, 2023, the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf.

Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, and requires the Company to acquire the remaining equity interest in Wilson Wolf on December 31, 2027 based on a revenue multiple of approximately 4.4 times trailing twelve month revenue. The second part of the contract would be accelerated in advance of December 31, 2027, if Wilson Wolf meets its second milestone of approximately $226 million in annual revenue or $136 million in annual EBITDA. If the second milestone is achieved, the forward contract requires the Company to pay approximately $1 billion plus potential consideration for revenue in excess of the revenue milestone.

The investment in Wilson Wolf is accounted for as an equity method investment under ASC 323. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. There was not material income or loss during the quarter ended March 31, 2023 recorded on the Company’s Consolidated Statement of Earnings and Comprehensive Income related to the investment. The Company’s total investment of $257 million is included within Other long-term assets on the Consolidated Balance Sheet.

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

Fiscal Year 2023 Restructuring Actions:

QT Holdings Corporation (Quad)

In August 2022, the Company informed employees of our decision to close our QT Holdings Corporation (Quad) facility as part of a realignment of activities within our Reagent Solutions division. The closure of the site is expected to be substantially completed in the fourth quarter of fiscal 2023. As a result of the restructuring activities, an estimated pre-tax charge of $2.2 million was recorded within our Protein Sciences segment for the nine months ended March 31, 2023. There were no additional charges for the third fiscal quarter ended March 31, 2023. The related nine months ended March 31, 2023 restructuring charges were recorded in the income statement as follows (in thousands):

	Employee	Asset
	severance	impairment and other	Total
Selling, general and administrative	$1,328	$842	$2,170

	Employee	Asset
	severance	impairment and other	Total
Expense incurred in the first quarter of 2023	$1,328	$842	$2,170
Cash payments	(420)	(431)	(851)
Adjustments	—	(72)	(72)
Accrued restructuring actions balances as of September 30, 2022	908	339	1,247
Cash payments	(753)	(262)	(1,015)
Adjustments	(38)	(73)	(111)
Accrued restructuring actions balances as of December 31, 2022	117	4	121
Cash payments	(60)	(70)	(130)
Adjustments	(57)	75	18
Accrued restructuring actions balances as of March 31, 2023	$—	$9	$9

Protein Sciences realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate resources to high growth areas of the business. The realignment impacted a limited number of employees and was completed in the third fiscal quarter of 2023. As a result of the realignment, a pre-tax charge of $0.8 million related to employee severance was recorded in the Selling, general and administrative line of operating income within our Protein Sciences segment during the nine months ended March 31, 2023.

Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

Employee
severance
Expense incurred in the second quarter of 2023	$780
Cash payments	(176)
Adjustments	—
Accrued restructuring actions balances as of December 31, 2022	604
Cash payments	(586)
Adjustments	(18)
Accrued restructuring actions balances as of March 31, 2023	$—

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

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the quarter ended March 31, 2023. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2022.

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

Prior to fiscal year 2023, the Company recorded revenue based on cash receipts for laboratory services not reimbursed by Medicare, as the variable consideration was constrained since we did not have significant historical experience collecting payments not reimbursed by Medicare or other insurance providers and it would not be probable that a significant amount of revenue would not need to be reversed in future periods for the services provided. During the first half of fiscal 2022, we began to see an increase in claim volume due to strategic initiatives, including broader messaging around the importance of cancer screenings during the COVID-19 pandemic, and the acute phase of the COVID-19 pandemic subsiding. Given these factors, the Company considered it to have sufficient data to estimate variable consideration as of July 1, 2022 for laboratory services that are not reimbursed by Medicare. The amount of cash received in fiscal 2023 for non-Medicare laboratory services that were performed prior to July 1, 2022 was approximately $0.9 million.

We recognize royalty revenues in the period the sales occur using third party evidence. The Company elected the "right to invoice" practical expedient based on the Company's right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of March 31, 2023.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of March 31, 2023 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of March 31, 2023 and June 30, 2022 were approximately $26.5 million and $25.5 million, respectively. Contract liabilities as of June 30, 2022 subsequently recognized as revenue during the quarter and nine month period ended March 31, 2023 were approximately $3.6 million and $19.5 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Consumables	$240,659	$239,171	$674,419	$657,568
Instruments	25,449	28,899	84,208	92,121
Services	23,312	17,815	60,609	51,426
Total product and services revenue, net	$289,420	$285,885	$819,236	$801,115
Royalty revenues	4,726	4,491	16,146	16,256
Total revenues, net	$294,146	$290,376	$835,382	$817,371

Revenue by geography is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

United States	$163,197	$163,976	$467,633	$447,045
EMEA, excluding United Kingdom	59,702	55,301	160,246	164,003
United Kingdom	13,811	12,920	36,385	37,240
APAC, excluding Greater China	20,159	21,100	55,592	58,204
Greater China	26,256	26,554	88,103	85,997
Rest of World	11,021	10,525	27,423	24,882
Net Sales	$294,146	$290,376	$835,382	$817,371

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2023	2022

Raw materials	$87,006	$79,291
Finished goods(1)	88,038	66,943
Inventories, net	$175,044	$146,234

(1) Finished goods inventory of $5,580 and $5,111 included within other long-term assets in the respective March 31, 2023 and June 30, 2022, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2023	2022
Land	$9,080	$8,572
Buildings and improvements	242,958	229,551
Machinery and equipment	190,896	174,813
Construction in progress	11,065	21,729
Property and equipment, cost	453,999	434,665
Accumulated depreciation and amortization	(230,428)	(211,423)
Property and equipment, net	$223,571	$223,242

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2023	2022

Developed technology	$615,752	$542,038
Trade names	146,781	146,457
Customer relationships	224,626	225,882
Patents	3,716	3,313
Other intangibles	11,560	6,306
Definite-lived intangible assets	1,002,435	923,996
Accumulated amortization	(471,878)	(415,174)
Definite-lived intangibles assets, net	530,557	508,822
In process research and development	22,700	22,700
Total intangible assets, net	$553,257	$531,522

Changes to the carrying amount of net intangible assets for the period ended March 31, 2023 consist of (in thousands):

Beginning balance	$531,522
Acquisitions	75,600
Other additions1)	5,596
Amortization expense	(58,400)
Currency translation	(1,061)
Ending balance	$553,257

1) Includes the purchase of a $4.6 million intangible asset from Wilson Wolf, an equity method investee of the Company, during the quarter ended March 31, 2023. This asset will be amortized over a life of 10 years.

The estimated future amortization expense for intangible assets as of March 31, 2023 is as follows (in thousands):

Remainder 2023	$19,190
2024	75,232
2025	71,958
2026	67,986
2027	57,824
Thereafter	238,367
Total	$530,557

Goodwill:

Changes to the carrying amount of goodwill for the period ended March 31, 2023 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Genomics	Total
June 30, 2022	$376,493	$445,608	$822,101
Acquisitions	51,051	-	51,051
Currency translation	(2,710)	100	(2,610)
March 31, 2023	$424,834	$445,708	$870,542

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

Other Assets:

Other assets consist of (in thousands):

	March 31,	June 30,
	2023	2022

Equity method investments	$257,000	$—
Other	26,354	46,828
Other assets	$283,354	$46,828

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

The allocation of purchase consideration related to Namocell, Inc is considered preliminary with provisional amounts primarily related to goodwill, intangible assets, working capital, certain tax-related, and contingent liability amounts. The Company expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the quarter ended March 31, 2023 were approximately $1.1 million and $2.7 million, respectively. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the nine months ended March 31, 2023 were approximately $5.7 million and $5.8 million, respectively.

The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date and as of March 31, 2023 are as follows (in thousands):

Preliminary allocation at acquisition date and at March 31, 2023
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

Note 5. Fair Value Measurements:

The Company’s financial instruments include cash and cash equivalents, available-for-sale investments, derivative instruments, accounts receivable, accounts payable, contingent consideration obligations, and long-term debt.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total
	carrying
	value as of	Fair Value Measurements Using
	March 31,	Inputs Considered as
	2023	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$23,915	$23,915	$—	$—
Certificates of deposit(2)	6,000	6,000	—	—
Derivative instruments - cash flow hedges(3)	13,557	—	13,557	—
Total assets	$43,472	$29,915	$13,557	$—

Liabilities
Contingent consideration	$5,250	$—	$—	$5,250
Total liabilities	$5,250	$—	$—	$5,250

	Total
	carrying
	value as of	Fair Value Measurements Using
	June 30,	Inputs Considered as
	2022	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$59,962	$59,962	$—	$—
Certificates of deposit(2)	14,500	14,500	—	—
Derivative instruments - cash flow hedges(3)	11,026	—	11,026	—
Total assets	$85,488	$74,462	$11,026	$—

Liabilities
Contingent consideration	$5,000	$—	$—	$5,000
Derivative instruments - cash flow hedges(3)	476	—	476	—
Total liabilities	$5,476	$—	$476	$5,000

(1)

Included in available-for-sale investments on the balance sheet. The cost basis and fair value of the exchange traded investment grade bond funds as of March 31, 2023 was $25.0 million and $23.9 million, respectively. The cost basis and fair value of the exchange traded investment grade bond funds as of June 30, 2022 was $25.0 million and $23.9 million, respectively. During the quarter ended September 30, 2022, the Company sold all of its outstanding shares of ChemoCentryx Inc (CCXI). The cost basis and fair value of the Company’s available-for-sale equity investment in CCXI was $6.6 million and $36.0 million at June 30, 2022, respectively.

(2)	Included in available-for-sale investments on the balance sheet. The certificates of deposit have contractual maturity dates within one year.

(3)

Derivative assets are included in other assets on the balance sheet as of March 31, 2023 and June 30, 2022. Derivative liabilities as of June 30, 2022 are included in other current liabilities on the balance sheet.

Fair value measurements of available-for-sale securities

Our available-for-sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The agreement matured in October 2022 and there was no fair value recorded on the Consolidated Balance Sheet as of March 31, 2023. The fair value of the designated derivative instrument was $0.5 million, and was recorded within short-term liabilities on the Consolidated Balance Sheet as of June 30, 2022.

In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal amount. The effective date of the swap was November 2022 with the full swap maturing in November 2025. The fair value of the derivative instrument was $13.5 million and $11.0 million as of March 31, 2023 and June 30, 2022, respectively, which is recorded within other long-term assets on the Consolidated Balance Sheet.

In March 2023, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $100 million of notional principal amount. The effective date of the swap was April 2023 with the full swap maturing in April 2025. The fair value of the derivative instrument was $0.1 million as of March 31, 2023, and is recorded within other long-term assets on the Consolidated Balance Sheet.

Changes in the fair value of the designated hedged instruments are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $2.4 million to interest income and related tax expense of $0.6 million during the nine months ended March 31, 2023.  The Company reclassified $5.2 million to interest expense and related tax benefits of $1.2 million during the nine months ended  March 31, 2022. The instruments were valued using observable market inputs in active markets and therefore are classified as Level 2 liabilities.

Fair value measurements of contingent consideration

The Company has $5.3 million in contingent consideration recorded as of March 31, 2023, which is the fair value of contingent consideration related to the Asuragen and Namocell acquisitions. The Company is required to make contingent consideration payments of up to $105.0 million as part of the Asuragen acquisition agreement and up to $25.0 million as part of the Namocell acquisition agreement. As of March 31, 2023, the maximum payout for the Asuragen and Namocell agreements is $100.0 million as both Asuragen and Namocell did not achieve their respective December 31, 2022 revenue milestones.

The Asuragen contingent agreement is based on achieving certain revenue thresholds by December 31, 2022 and December 31, 2023. The opening balance sheet fair value of the liabilities was $18.3 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The Company reversed an accrual for the fair value of the contingent liabilities associated with the December 31, 2022 threshold during the second quarter of fiscal 2023. The contingent consideration related to the December 31, 2023 Asuragen threshold was $3.0 million as of March 31, 2023. Contingent consideration was $5.0 million as of June 30, 2022.

The Namocell contingent agreement is based on achieving certain revenue thresholds by December 31, 2022 and December 31, 2023. The opening balance sheet fair value of the liabilities was $10.6 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The Company reversed an accrual for the fair value of the contingent liabilities associated with the December 31, 2022 threshold during the second quarter of fiscal 2023. As of March 31, 2023, the remaining contingent consideration related to Namocell was $2.3 million.

As of March 31, 2023, the Company’s obligation for potential contingent consideration payments related to the B-Mogen acquisition was relieved as there is a remote likelihood that the revenue thresholds and product milestones would be achieved in the timeframe established within the purchase agreement. The Company reversed an accrual for the fair value of the contingent liabilities at the date of settlement during fiscal 2022.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Quarter Ended	Nine Months Ended
	March 31,	March 31,
	2023	2023

Fair value at the beginning of period	$7,000	$5,000
Change in fair value of contingent consideration	(1,750)	(10,350)
Additions	—	10,600
Payments	—	—
Fair value at the end of period	$5,250	$5,250

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

The amended and restated Credit Agreement matures on August 1, 2027 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2023, the outstanding balance under the Credit Agreement was $370.0 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company adopted ASU No. 2016-02 and related standards (collectively ASC 842, Leases), which replaced previous lease accounting guidance, on July 1, 2019.

The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the nine months ended March 31, 2023, the Company recognized $3.2 million in variable lease expense and $11.3 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

		As of
		March 31,
	Balance Sheet Classification	2023
Operating leases:
Operating lease right of use assets	Right of Use Asset	$97,976

Current operating lease liabilities	Operating lease liabilities - current	$10,723
Noncurrent operating lease liabilities	Operating lease liabilities	93,267
Total operating lease liabilities		$103,990

Weighted average remaining lease term (in years):		9.61

Weighted average discount rate (%):		4.25

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the nine months ended March 31, 2023 (in thousands):

Nine months ended
March 31,
2023
Cash amounts paid on operating lease liabilities	$10,929

Right of use assets obtained in exchange for lease liabilities	$44,892

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

March 31, 2023
Operating
Leases
Remainder 2023	$7,313
2024	13,463
2025	13,058
2026	13,275
2027	11,676
Thereafter	70,959
Total	$129,744
Less: Amounts representing interest	25,754
Total lease obligations	$103,990

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.08 and $0.24 in both the three and nine months ended March 31, 2023 and 2022, respectively.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2022	156,644	$1,566	$652,467	$1,122,937	$(75,200)	$(759)	$1,701,011
Net earnings				89,555		179	89,734
Other comprehensive income (loss)					(16,762)		(16,762)
Reclassification of cumulative translation adjustment for Eminence to non-operating income					152	(33)	119
Elimination of noncontrolling equity interest from sale of Eminence						613	613
Share repurchases	(222)	(2)		(19,560)			(19,562)
Common stock issued for exercise of options	425	5	9,418	(11,428)			(2,005)
Common stock issued for restricted stock awards	45	0	0	(6,427)			(6,427)
Cash dividends				(12,545)			(12,545)
Stock-based compensation expense			14,364				14,364
Common stock issued to employee stock purchase plan	36	0	2,517				2,517
Employee stock purchase plan expense			97				97
Balances at September 30, 2022	156,928	$1,569	$678,863	$1,162,532	$(91,810)	$—	$1,751,154
Net earnings				50,005			50,005
Other comprehensive income (loss)					16,685		16,685
Share repurchases							—
Common stock issued for exercise of options	155	1	5,074				5,075
Common stock issued for restricted stock awards	11	1	1				2
Cash dividends				(12,561)			(12,561)
Stock-based compensation expense			16,413				16,413
Common stock issued to employee stock purchase plan							—
Employee stock purchase plan expense			333				333
Balances at December 31, 2022	157,094	$1,571	$700,684	$1,199,976	$(75,125)	$—	$1,827,106
Net earnings				70,218			70,218
Other comprehensive income (loss)					1,574		1,574
Common stock issued for exercise of options	201	2	1,871	(10,733)			(8,860)
Common stock issued for restricted stock awards	6	0	0	(267)			(267)
Cash dividends				(12,582)			(12,582)
Stock-based compensation expense			9,995				9,995
Common stock issued to employee stock purchase plan	38	0	2,389				2,389
Employee stock purchase plan expense			113				113
Balances at March 31, 2023	157,339	$1,573	$715,052	$1,246,612	$(73,551)	$—	$1,889,686

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2021	155,822	$1,558	$533,239	$1,085,465	$(57,291)	$8,263	$1,571,234
Net earnings				69,615		(634)	68,981
Other comprehensive income (loss)					(6,925)	(39)	(6,964)
Common stock issued for exercise of options	1,178	12	36,336	(13,481)			22,867
Common stock issued for restricted stock awards	79	1	(1)	(9,765)			(9,765)
Cash dividends				(12,493)			(12,493)
Stock-based compensation expense			11,396				11,396
Common stock issued to employee stock purchase plan	13	0	1,358				1,358
Employee stock purchase plan expense			341				341
Balances at September 30, 2021	157,092	$1,571	$582,669	$1,119,341	$(64,216)	$7,590	$1,646,955
Non-controlling interest in Eminence							—
Net earnings				80,173		(8,114)	72,059
Other comprehensive income (loss)					4,742	66	4,808
Share repurchases	(357)	(4)		(41,290)			(41,294)
Common stock issued for exercise of options	538	6	18,599				18,605
Common stock issued for restricted stock awards	6	0	0				0
Cash dividends				(12,576)			(12,576)
Stock-based compensation expense			13,701				13,701
Common stock issued to employee stock purchase plan			6				6
Employee stock purchase plan expense			267				267
Balances at December 31, 2021	157,279	$1,573	$615,242	$1,145,648	$(59,474)	$(458)	$1,702,531
Net earnings				60,739		(595)	60,144
Other comprehensive income (loss)					4,329	(1)	4,328
Share repurchases	(580)	(5)		(60,833)			(60,838)
Common stock issued for exercise of options	337	3	10,492				10,495
Common stock issued for restricted stock awards	3	0	0	(159)			(159)
Cash dividends				(12,577)			(12,577)
Stock-based compensation expense			8,043				8,043
Common stock issued to employee stock purchase plan	15	0	1,330				1,330
Employee stock purchase plan expense			25				25
Balances at March 31, 2022	157,054	$1,571	$635,132	$1,132,818	$(55,145)	$(1,054)	$1,713,322

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified a $1.7 million gain, net of taxes, from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2023. The Company reclassified a $4.0 million loss, net of taxes, from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2022.

The accumulated balances related to each component of other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows (in thousands):

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2022	$8,069	$(83,269)	$(75,200)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	4,172	(805)	3,367
Reclassification from (gain) loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	(1,870)		(1,870)
Reclassification of cumulative translation adjustment for Eminence to non-operating income, net of taxes, attributable to Bio-Techne	—	152	152
Balance as of March 31, 2023(2)	$10,371	$(83,922)	$(73,551)

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2021 attributable to Bio-Techne	$(6,193)	$(51,098)	$(57,291)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne	7,757	(9,599)	(1,842)
Reclassification from (gain) loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	3,988	—	3,988
Balance as of March 31, 2022(2)	$5,552	$(60,697)	$(55,145)

(1)

(Gains)/losses on the interest swap are reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $2,445 to interest income and recorded a related tax expense of $575 during the nine months ended March 31, 2023. The Company reclassified $5,214 to interest expense and a related tax benefit of $1,226 during the nine months ended March 31, 2022.

(2)	The Company had a net deferred tax liability of $3,186 and $1,706 included in the accumulated other comprehensive income loss as of March 31, 2023 and 2022, respectively.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Earnings per share – basic:
Net earnings, including noncontrolling interest	$70,218	$60,144	$209,958	$201,184
Less net earnings (loss) attributable to noncontrolling interest	-	(595)	179	(9,343)
Net earnings attributable to Bio-Techne	$70,218	$60,739	$209,779	$210,527
Income allocated to participating securities	(16)	(25)	(52)	(95)
Income available to common shareholders	$70,202	$60,714	$209,727	$210,432
Weighted-average shares outstanding – basic	157,311	157,087	157,071	156,899
Earnings per share – basic	$0.45	$0.39	$1.34	$1.34

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$70,218	$60,144	$209,958	$201,184
Less net earnings (loss) attributable to noncontrolling interest	—	(595)	179	(9,343)
Net earnings attributable to Bio-Techne	$70,218	$60,739	$209,779	$210,527
Income allocated to participating securities	(16)	(25)	(52)	(95)
Income available to common shareholders	$70,202	$60,714	$209,727	$210,432
Weighted-average shares outstanding – basic	157,311	157,087	157,071	156,899
Dilutive effect of stock options and restricted stock units	4,304	6,787	4,697	7,393
Weighted-average common shares outstanding – diluted	161,615	163,874	161,768	164,292
Earnings per share – diluted	$0.43	$0.37	$1.30	$1.28

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 4.5 million and 3.0 million for the quarter ended March 31, 2023 and 2022, respectively and 4.5 million and 2.7 million for the nine months ended March 31, 2023 and 2022 respectively.

Note 10. Share-based Compensation:

During the nine months ended March 31, 2023 and 2022, the Company granted 2.3 million and 1.4 million stock options at weighted average grant prices of $93.96 and $120.17 and weighted average fair values of $29.58 and $29.77, respectively. During the nine months ended March 31, 2023 and 2022, the Company granted 90,352 and 110,292 restricted stock units at a weighted average fair value of $93.84 and $117.59, respectively. During the nine months ended March 31, 2023 and 2022, the Company granted 10,816 and 27,584 shares of restricted common stock shares at a weighted average fair value of $73.94 and $122.34.

Stock options for 1,271,338 and 2,220,412 shares of common stock with total intrinsic values of $74.1 million and $196.3 million were exercised during the nine months ended March 31, 2023 and 2022, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $10.2 million and $8.7 million was included in selling, general and administrative expenses for the quarter ended March 31, 2023 and 2022, respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $41.5 million and $35.9 million was included in selling, general, and administrative expenses for the nine months ended March 31, 2023 and 2022, respectively. Additionally, the company recognized $0.2 million and $0.8 million of stock-based compensation costs in cost of goods sold in the quarter and nine months ended March 31, 2023 respectively, compared to $0.4 million and $1.1 million in cost of goods sold in the comparative prior year periods. As of March 31, 2023, there was $44.1 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 1.9 years.

In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. The Company recorded expense of $0.1 million for the quarter ended March 31, 2023 and immaterial expense for the quarter ended March 31, 2022. The Company recorded expense of $0.5 million and $0.6 million for the ESPP for the nine months ended March 31, 2023 and 2022, respectively.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest expense	$(1,367)	$(2,493)	$(7,513)	$(8,804)
Interest income	974	168	2,375	606
Other non-operating income (expense), net(1)	378	(19,350)	51,062	14,515
Total other income (expense)	$(15)	$(21,675)	$45,924	$6,317

(1) For the quarter ended March 31, 2023, primarily due to a $0.3 million gain in the fair value of our exchange traded investment grade bond funds compared to a $18.1 million loss in the fair value of our CCXI investment and exchange traded investment grade bond funds in the comparative period. For the nine months ended March 31, 2023, primarily due to a $37.2 million gain on the sale of our CCXI investment and a $11.7 million gain on the sale of Eminence, compared to a $16.5 million gain in the fair value of our CCXI investment in the comparative period.

Note 12. Income Taxes:

The Company’s effective income tax rate for the third quarter of fiscal 2023 and 2022 was 12.4% and 12.5%, respectively, of consolidated earnings before income taxes, and 16.1% and 9.5% for the first nine months of fiscal 2023 and 2022, respectively. The change in the company’s tax rate for the quarter and nine months ended March 31, 2023 compared to the quarter and nine months ended March 31, 2022 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $5.7 million and $8.9 million during the quarter and nine months ended March 31, 2023, respectively, compared to total net benefits of $6.3 million and $31.6 million during the quarter and nine months ended March 31, 2022, respectively. Share-based compensation excess tax benefit contributed $0.4 million and $9.5 million in the quarter and nine months ended March 31, 2023, respectively, compared to $3.4 million and $27.8 million in the quarter and nine months, ended March 31, 2022, respectively. During the quarter and nine months ended March 31, 2023, the Company had discrete tax benefit of $0.6 million and discrete tax expense of $5.1 million, respectively, related to taxes associated with a planned distribution from our China entity. There was no benefit or expense in the comparative periods related to distributions. The Company recognized total other immaterial net discrete tax benefits of $4.7 million and $4.5 million in the quarter and nine months ended March 31, 2023, respectively, compared to $2.9 million and $3.8 million of other immaterial net discrete tax benefits in the quarter and nine months ended March 31, 2022, respectively.

Note 13. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with the impact of partially-owned consolidated subsidiaries as well as acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses. The Protein Sciences and Diagnostics and Genomics segments both include consumables, instruments, services and royalty revenue.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales:
Protein Sciences	$218,903	$213,176	$622,739	$615,332
Diagnostics and Genomics	75,669	77,679	213,577	203,191
Intersegment	(426)	(479)	(934)	(1,152)
Consolidated net sales	$294,146	$290,376	$835,382	$817,371

Operating income:
Protein Sciences	$98,756	$96,750	$274,035	$280,131
Diagnostics and Genomics	11,464	19,405	28,399	37,748
Segment operating income	$110,220	$116,155	$302,434	$317,879
Costs recognized on sale of acquired inventory	—	—	(400)	(1,596)
Amortization of acquisition related intangible assets	(19,286)	(18,173)	(57,694)	(54,942)
Impact of partially-owned consolidated subsidiaries(1)	—	(892)	647	(3,446)
Acquisition related expenses and other	1,333	3,710	9,343	19,328
Eminence impairment	—	—	—	(18,715)
Stock based compensation, inclusive of employer taxes	(10,543)	(9,056)	(42,879)	(37,731)
Restructuring costs	—	291	(2,950)	(1,638)
Corporate general, selling, and administrative expenses	(1,513)	(1,588)	(4,082)	(3,122)
Consolidated operating income	$80,211	$90,447	$204,419	$216,017

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

OVERVIEW

Bio-Techne and its subsidiaries, collectively doing business as Bio-Techne Corporation (Bio-Techne, we, our, us or the Company) develop, manufacture and sell biotechnology reagents, instruments and services for the research and clinical diagnostic markets worldwide. We use our deep product portfolio and application expertise to develop and sell integral components of scientific investigations into biological processes and molecular diagnostics, revealing the nature, diagnosis, etiology and progression of specific diseases. Our products aid in drug discovery efforts and provide the means for accurate clinical tests and diagnoses.

Consistent with the prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment – during the third quarter of fiscal 2023. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and cell therapy workflow technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot, multiplexed ELISA workflow and protein purity, identify and charge analysis. Our Diagnostics and Genomics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

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

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 1% and 2% for the quarter and nine months ended March 31, 2023, respectively, compared to the same prior year periods. Organic growth for the quarter ended March 31, 2023 was 3% compared to the prior year with foreign currency exchange having an unfavorable impact of 2% and acquisitions having an immaterial impact. Organic growth for the nine months ended March 31, 2023 was 4% compared to the prior year same period with acquisitions contributing 1% to revenue growth and foreign currency exchange having an unfavorable impact of 3%.

Consolidated net earnings attributable to Bio-Techne increased to $70.2 million for the quarter ended March 31, 2023 as compared to $60.7 million for the quarter ended March 31, 2022. The increase in net earnings attributable to Bio-Techne is primarily due to a non-recurring loss of approximately $17.2 million on our ChemoCentryx investment in the prior year. Consolidated net earnings attributable to Bio-Techne decreased to $209.8 million for the nine months ended March 31, 2023 as compared to $210.5 million for the nine months ended March 31, 2022. The decrease in net earnings attributable to Bio-Techne for the nine months ended March 31, 2023 is due to unfavorable foreign currency exchange and the Namocell acquisition, partially offset by non-recurring gains on the sale of our ChemoCentryx investment and sale of our partially-owned consolidated subsidiary in the first fiscal quarter of 2023.

Business Strategy Update

Environmental

The Company’s key business strategies for long-term growth and profitability continue to be geographic expansion, core product innovation, acquisitions and talent retention and development. As a Company, we are integrating consideration of greenhouse gas emissions and other environmental variables into our key business strategies. The Company also strives to innovate and improve all aspects of Bio-Techne’s operations, including reducing the environmental impacts of our manufacturing operations. As described in our Corporate Sustainability Report, among other initiatives, the Company is currently focused on establishing a baseline for emissions to develop appropriate emission reduction targets, as well as reducing our environmental footprint through changes in packaging and shipping materials.

In response to the COVID-19 pandemic, the Company took additional steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services. The Company has maintained these procedures while incorporating additional considerations regarding potential adverse weather events associated with climate change.

The financial impact of potential environmental regulations pertaining to carbon emissions or the integration of climate change impacts into our core business strategies are not expected to materially alter the Company’s near-term financial results. Additionally, the Company has established a cross-functional internal council and working group to monitor and report on its sustainability efforts, including those related to measuring and mitigating greenhouse gas emissions.

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

Net Sales

Consolidated net sales for the quarter and nine months ended March 31, 2023 were $294.1 million and $835.4 million, respectively, an increase of 1% and 2% from the same prior year periods. Organic growth for the quarter ended March 31, 2023 was 3% compared to the prior year with foreign currency exchange having an unfavorable impact of 2% and acquisitions having an immaterial impact. Organic growth for the nine months ended March 31, 2023 was 4% compared to the prior year same period with acquisitions contributing 1% to revenue growth and foreign currency exchange having an unfavorable impact of 3%. Organic growth for the quarter ended March 31, 2023 was primarily driven by consumable growth in our Protein Sciences segment, which was partially offset by non-recurring revenue in our Diagnostics and Genomics segment in the prior year related to the ExoTru kidney transplant rejection agreement. Organic growth for the nine months ended March 31, 2023 is primarily driven by consumables and service revenue growth in the Americas.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2023 were 68.7% and 67.6% respectively, compared to 69.4% and 68.0% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, stock compensation expense, amortization of intangibles, and impact of partially-owned consolidated subsidiaries, adjusted gross margins for the quarter and nine months ended March 31, 2023 were 72.6% and 71.8%, respectively compared to 73.2% and 72.3% for the quarter and nine months ended March 31, 2022, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins for the quarter and nine months ended March 31, 2023 were impacted by changes in foreign currency exchange rates compared to the same prior year periods.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, and impact of partially-owned consolidated subsidiaries included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Consolidated gross margin percentage	68.7%	69.4%	67.6%	68.0%
Identified adjustments:
Costs recognized upon sale of acquired inventory	—%	0.0%	0.0%	0.2%
Amortization of intangibles	3.8%	3.5%	4.1%	3.7%
Stock compensation expense - COGS	0.1%	0.1%	0.1%	0.1%
Impact of partially-owned consolidated subsidiaries(1)	—%	0.2%	0.0%	0.3%
Non-GAAP adjusted gross margin percentage	72.6%	73.2%	71.8%	72.3%

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11% to $99.2 million and increased 6% to $291.6 million for the quarter and nine months ended March 31, 2023, respectively, from the same prior year periods. The increase in expense for the quarter ended March 31, 2023 was primarily due to the Namocell acquisition, higher inflation, and timing of strategic growth investments. The increase in expense for the nine months ended March 31, 2023 was primarily due to the Namocell acquisition higher inflation, and timing of strategic growth investments, which was partially offset by the non-recurring Eminence impairment in the comparable prior year period as described in Note 1.

Research and Development Expenses

Research and development expenses increased 4% to $22.7 million and increased 8% to $69.1 million for the quarter and nine months ended March 31, 2023, respectively, from the same prior year periods. The increase in expense was due to the Namocell acquisition, higher inflation, and the timing of strategic growth investments.

Segment Results

Protein Sciences

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales (in thousands)	$218,903	$213,176	$622,739	$615,332
Operating margin percentage	45.1%	45.4%	44.1%	45.5%

Protein Sciences’ net sales for the quarter and nine months ended March 31, 2023 were $218.9 million and $622.7 million, respectively, with results increasing 3% and 1%, respectively compared to the same respective prior year periods. Organic growth for the segment was 5% for the quarter ended March 31, 2023, with foreign currency exchange having an unfavorable impact of 2% and acquisitions having an immaterial impact. Organic growth for the segment was 3% for the nine months ended March 31, 2023, with foreign currency exchange having an unfavorable impact of 2% and acquisitions having an immaterial impact. Segment growth was driven by growth in consumable revenue to BioPharma customers within the Americas and Europe.

The operating margin was 45.1% and 44.1% for the quarter and nine months ended March 31, 2023, respectively, compared to 45.4% and 45.5% in both comparative prior year periods. The segment’s operating margin compared to the prior year was negatively impacted by unfavorable foreign currency exchange, higher inflation, and the Namocell acquisition.

Diagnostics and Genomics

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales (in thousands)	$75,669	$77,679	$213,577	$203,191
Operating margin percentage	15.2%	25.0%	13.3%	18.6%

Diagnostics and Genomics' net sales for the quarter and nine months ended March 31, 2023 were $75.7 million and $213.6 million, respectively, with reduced net sales of 3% and reported growth of 5% compared to the same respective prior year periods. Organic revenue for the segment for the quarter ended March 31, 2023 reduced by 2% from the prior year, with foreign currency exchange having an unfavorable impact of 1%. Segment results were driven by a non-recurring milestone payment for ExoTru in the comparative period, which was partially offset by an increase in service revenue related to our ExoDx Prostate test and consumable revenue from our Spatial Biology platform.

Organic growth for the nine months ended March 31, 2023 was 7% compared to the prior year, with foreign currency exchange having an unfavorable impact of 2%. Segment results were driven by growth in the spatial biology consumables and service revenue related to our ExoDx Prostate test, which were partially offset by a non-recurring milestone payment for ExoTru in the comparative period.

The operating margin for the segment was 15.2% and 13.3% for the quarter and nine months ended March 31, 2023, respectively, compared to 25.0% and 18.6% in both comparative prior year periods. The segment’s operating margin was negatively impacted by the non-recurring payment for ExoTru in the comparable period, higher inflation, and additional investments made in the business to support future growth.

Income Taxes

Income taxes were at an effective rate of 12.4% and 16.1% of consolidated earnings for the quarter and nine month period ended March 31, 2023, respectively, compared to 12.5% and 9.5% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2023 was driven by the composition and amount of net income across periods and the impact of discrete tax benefits of $5.7 million and $8.9 million, respectively, compared to prior year discrete tax benefits of $6.3 million and $31.6 million as further discussed in Note 12.

The forecasted tax rate as of the third fiscal quarter of 2023 before discrete items is 20.6% compared to the prior year forecasted tax rate before discrete items of 23.8%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2023 to range from 20% to 24%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net earnings before taxes - GAAP	$80,196	$68,772	$250,343	$222,334
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	—	—	400	1,596
Amortization of intangibles	19,286	18,173	57,694	54,942
Acquisition related expenses and other	(1,187)	(3,616)	(8,670)	(19,046)
Eminence impairment	—	—	—	18,715
Gain on sale of partially-owned consolidated subsidiaries	—	—	(11,682)	—
Stock based compensation, inclusive of employer taxes	10,543	9,056	42,879	37,731
Restructuring costs	—	(291)	2,950	1,638
Investment (gain) loss and other non-operating	(314)	18,100	(38,328)	(16,530)
Impact of partially-owned subsidiaries(1)	—	1,028	(420)	3,595
Net Earnings before taxes - Adjusted	$108,524	$111,222	$295,166	$304,975

Non-GAAP tax rate	21.0%	21.2%	21.0%	21.2%
Non-GAAP tax expense	$22,790	$23,656	$61,985	$64,732
Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$85,734	$87,566	$233,181	$240,243
Earnings per share - diluted - Adjusted(2)	$0.53	$0.53	$1.44	$1.46

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

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2023 and March 31, 2022.

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

GAAP effective tax rate	12.4%	12.5%	16.1%	9.5%
Discrete items	7.1	9.1	3.5	14.3
Impact of non-taxable net gain	—	—	1.0	—
Annual forecast update	1.1	2.2	—	—
Long-term GAAP tax rate	20.6%	23.8%	20.6%	23.8%

Rate impact items
Stock based compensation	(1.5)	(1.7)	(2.0)	(1.8)
Other	1.9	(0.9)	2.4	(0.8)
Total rate impact items	0.4%	(2.6)%	0.4%	(2.6)%
Non-GAAP adjusted tax rate	21.0%	21.2%	21.0%	21.2%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended March 31, 2023 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $157.2 million as of March 31, 2023, compared to $247.0 million as of June 30, 2022. Included in the available-for-sale-investments was the fair value of the Company’s investment in exchange traded investment grade bond funds, which was $23.9 million as of March 31, 2023 and $23.9 million as of June 30, 2022. During the first fiscal quarter, the Company sold its remaining shares of its investment in CCXI. As of June 30, 2022, the fair value of the Company’s investment in CCXI was $36.0 million.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 1, 2027. This Credit Agreement amended and restated the Company’s previous credit agreement that was entered into on August 1, 2018 and would have matured on August 1, 2023. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement. The Company has remaining potential contingent consideration payments of up to $100 million  related to the Asuragen and Namocell acquisitions as of March 31, 2023. The fair value of the remaining payments is $5.3 million as of March 31, 2023.

During fiscal year 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During the third fiscal quarter of 2023, Wilson Wolf met the required threshold for the first part of the forward contract. A payment of $232 million was made during the third fiscal quarter of 2023. The Company is currently forecasting the second option payment of approximately $1 billion plus potential contingent consideration to occur between fiscal 2026 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $171.0 million from operating activities in the nine months ended March 31, 2023 compared to $222.6  million in the nine months ended March 31, 2022. The decrease from the prior year was primarily due to a reduction of operating income from the prior year combined with unfavorable timing of payments on certain operating liabilities and increases in certain operating assets resulting from the additional steps taken to strengthen our supply chain as discussed within our Business Strategy Update section.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the nine months ended March 31, 2023 and March 31, 2022 were $27.4 million and $31.3 million, respectively. Capital expenditures for the remainder of fiscal 2023 are expected to be approximately $14 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2023 are related to increasing capacity to meet expected sales growth across the Company.

During the nine months ended March 31, 2023, the Company acquired Namocell, Inc for $101.2 million, net of cash acquired. There were no acquisitions in the comparative prior year period.

During the first fiscal quarter of 2023, the Company sold its remaining shares in Eminence, its partially-owned consolidated subsidiary, for $17.8 million. There were no sales of businesses in the comparative prior year period.

In the first fiscal quarter of 2023, the Company sold its remaining shares in its investment in CCXI for $73.2 million. There were no comparable activities in the comparative prior year period.

During the nine months ended March 31, 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. Wilson Wolf achieved the first threshold during the third quarter of fiscal 2023. The Company made its first option payment of $232 million during the nine months ended March 31, 2023. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028. There were no comparable activities in the comparative prior year period.

Cash Flows From Financing Activities

During the nine months ended March 31, 2023 and March 31, 2022, the Company paid cash dividends of $37.7 million and $37.6 million, respectively, to all common shareholders. On May 3, 2023, the Company announced the payment of a $0.08 per share cash dividend, or approximately $12.6 million, will be payable May 26, 2023,  to all common shareholders of record on May 15, 2023.

Cash of $21.4 million and $68.4 million was received during the nine months ended March 31, 2023 and March 31, 2022, respectively, from the exercise of stock options.

During the nine months ended March 31, 2023 and March 31, 2022, the Company made payments of $505.7 million and $172.4 million, respectively, on its long-term debt balance.

During the nine months ended March 31, 2023, and March 31, 2022, the Company borrowed $619.7 million and $90.0 million, respectively, of its line-of-credit facility.

During the nine months ended March 31, 2023 and March 31, 2022, the Company repurchased $19.6 million and $102.1 million of common stock, respectively.

During the nine months ended March 31, 2023 and March 31, 2022, the Company paid $28.9 million and $23.4 million related to taxes on restricted stock units and stock options exercised through net share settlements classified as financing activities.

The increase in other financing activity during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 is primarily related to fees for the amended Credit Agreement that occurred in the first fiscal quarter.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2022 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or nine months ended March 31, 2023 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-owned consolidated subsidiaries for the quarter ended March 31, 2023 due to the sale of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) in the first quarter of fiscal 2023. Revenue from partially-owned consolidated subsidiaries was $2.0 million for the nine months ended March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, the Company held exchange traded investment grade bond funds, which are included in short-term available-for-sale investments at their fair value of $23.9 million. As of March 31, 2023, the potential loss in fair value due to a 10% decrease in the market value of the exchange traded investment grade bond funds is $2.4 million.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended March 31, 2023, approximately 36% of consolidated net sales were made in foreign currencies, including 12% in euros, 5% in British pound sterling, 7% in Chinese yuan, 3% in Canadian dollars, and the remaining 9% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan and Canadian dollar, which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Euro	$1.08	$1.12	$1.04	$1.15
British pound sterling	1.23	1.34	1.19	1.36
Chinese yuan	0.15	0.16	0.14	0.16
Canadian dollar	0.74	0.79	0.75	0.79

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2023 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$5,156
Decrease in translation of net assets of foreign subsidiaries	71,344
Additional transaction losses	4,086

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 8, 2023, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and nine months ended March 31, 2023, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. The Company repurchased 222,000 shares, which is adjusted to reflect the effects of the four-for-one stock split, for $19.6 million in fiscal 2023 under the share repurchase plan. As of March 31, 2023, the Company had $260.8 million available to repurchase under our existing plan.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date:May 8, 2023	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: May 8, 2023	/s/ James Hippel
James Hippel
Principal Financial Officer