Form 10-K
period 2023-06-30
BIO-TECHNE Corp
filed 2023-08-23
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023, or

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

As of December 31, 2022, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $13.0 billion based upon the closing sale price as reported on The Nasdaq Stock Market ($82.88 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

As of August 16, 2023, 158,174,312 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Economic and Industry

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

Strategic and Operational Risks

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

●	If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions or customer demand, our business and financial results may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services can cause production interruptions, delays and inefficiencies.

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

Our historical focus was on providing high quality proteins, antibodies and immunoassays to the life science research market and hematology controls to the diagnostics market. Since 2013, we have been implementing a disciplined strategy to accelerate growth in part by acquiring businesses and product portfolios that leveraged and diversified our existing product lines, filled portfolio gaps with differentiated high growth businesses, and expanded our geographic scope. From fiscal years 2013 through 2023 we have acquired, agreed to acquire, or made investments in nineteen companies that have expanded the product offerings and geographic footprint of both operating segments, including the acquisition of Namocell, Inc. at the beginning of fiscal year 2023, and entering into an agreement to acquire Lunaphore SA. at the end of the year. We also completed a 19.9% investment in Wilson Wolf Corporation (“Wilson Wolf”) this year, and will acquire the remaining ownership in Wilson Wolf by the end of calendar year 2027, if not earlier due to its achievement of revenue or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets.  Recognizing the importance of an integrated, global approach to meeting our mission and accomplishing our strategies, we have maintained many of the brands of the companies we have acquired, but unified under a single global brand -- Bio-Techne.

We are committed to providing the life sciences community with innovative, high-quality scientific tools that allow our customers to make extraordinary discoveries and treat and diagnose diseases. We intend to build on Bio-Techne’s past accomplishments, high product quality reputation and sound financial position by executing strategies that position us to serve as the standard for biological content in the research market, and to leverage that leadership position to enter the diagnostics and other adjacent markets. Our strategies, which have been consistent for at least the last several years, include:

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

PROTEIN SCIENCES SEGMENT

Protein Sciences Segment Products and Markets

The Protein Sciences segment is the larger of our two segments, representing about 74% of our net sales in fiscal 2023. It is comprised of two divisions with complementary product offerings serving many of the same customers – the Reagent Solutions division and the Analytical Solutions division.

The Reagent Solutions division consists of specialized proteins, such as cytokines and growth factors, antibodies, small molecules, tissue culture sera and cell selection technologies traditionally used by researchers to further their life science experimental activities and by companies developing next generation diagnostics and therapeutics, including companies developing cell- and gene-based therapeutics. We believe we are the world leader in providing high quality proteins, both for research use and under current Good Manufacturing Practices, or cGMP. Key product brands include R&D Systems, Tocris Biosciences and Novus Biologicals. Our combined chemical and biological reagents portfolio provides high quality tools that customers can use in solving complex biological pathways and glean knowledge that may lead to a more complete understanding of biological processes, and, ultimately, to the development of novel therapeutic strategies to address different pathologies. In recent years, we have made several acquisitions and investments that have expanded our product offerings for the cell and gene therapy market.  These include a significant investment in state-of-the art facilities for production of both proteins and small molecules in large quantities manufactured in accordance with cGMP, as well as a 19.9% investment in – and eventual acquisition of – Wilson Wolf, which is a leading provider of cell culture devices for cell therapy.  Through a collaborative marketing venture with Wilson Wolf and another company, we have leveraged the products we have or are developing to provide a more complete offering for the cell and gene therapy market.

The Analytical Solutions division includes manual and automated protein analysis instruments and immunoassays that are used in quantifying proteins in a variety of biological fluids. Products in this division include traditional manual plate-based immunoassays, fully automated multiplex immunoassays on various instrument platforms, and automated western blotting and isoelectric focusing analysis of complex protein samples. Key product brands include R&D Systems and ProteinSimple. A number of our products have been demonstrated to have the potential to serve as predictive biomarkers and therapeutic targets for a variety of human diseases and conditions including cancer, autoimmunity, diabetes, hypertension, obesity, inflammation, neurological disorders, and kidney failure. Immunoassays can also be useful in clinical diagnostics. In fact, we have received Food and Drug Administration (FDA) marketing clearance for a few of our immunoassays for use as in vitro diagnostic devices. In addition, in the first quarter of fiscal 2023, we closed on the acquisition of Namocell, Inc., leading provider of simple single cell sorting and dispensing platforms that are gentle to cells and therefore preserve cell viability and integrity.

Protein Sciences Segment Customers and Distribution Methods

Our customers for this segment include researchers in academia and industry (chiefly pharmaceutical and biotech companies as well as contract research organizations). This segment also sells to diagnostic/companion diagnostic and therapeutic customers, especially customers engaged in the development of cell- and gene-based therapies. Our biologics line of products in the Analytical Solutions division is used chiefly by production and quality control departments at biotech and pharmaceutical companies. We sell our products directly to customers who are primarily located in North America, Europe and China, as well as through a distribution agreement with Thermo Fisher Scientific. We also sell through third party distributors in China, Japan, certain eastern European countries and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of the Protein Sciences segment’s net sales during fiscal 2023, 2022, or 2021.

DIAGNOSTICS AND GENOMICS SEGMENT

The Diagnostics and Genomics segment, representing about 26% of our net revenues in fiscal 2023, includes three divisions and is focused primarily on the diagnostics market and includes spatial biology, liquid biopsy, molecular diagnostics kits and products, and diagnostics reagents.

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

Diagnostics and Genomics Segment Customers and Distribution Methods

The customers for the Spatial Biology division include researchers in academia as well as investigators in pharmaceutical and biotech companies. We sell our products directly to those customers who are primarily located in North America, Europe, and China, and through distributors elsewhere. In addition to being useful research tools, our DNA and RNA in situ hybridization (ISH) assays have diagnostics applications as well, and several are cleared or currently under review by the FDA in partnership with diagnostics instrument manufacturers and pharmaceutical companies.

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

No customer accounted for 10% or more of the reporting segment’s consolidated net sales during fiscal years 2023, 2022 or 2021.

MANUFACTURING AND MATERIALS

Our manufacturing operations use a wide variety of raw materials and components, including electronic components, chemicals and biological materials. No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, which in certain cases includes the use of safety stock, alternative materials, and qualification of multiple supply sources.

The majority of our products are shipped within one day of receipt of the customers’ orders, other than our instruments and related cartridges, which are typically shipped within one to two weeks of receipt of an order. There was no significant backlog of orders for our products as of the date of this Annual Report on Form 10-K or as of a comparable date for fiscal 2023. For additional discussion of risks relating to supply chain and manufacturing, refer to “Item 1A. Risk Factors.”

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

NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs.  Bio-Techne is engaged in continuous research and development in all of our major product lines.  We also carry out research to develop new products that build upon and expand the technologies we acquire through our acquisition strategy.  In fiscal 2023, we introduced over 1,600 new products.  While this is an area of focus for the Company, there is no assurance that any of the products in the research and development phases can be successfully completed or, if completed, can be successfully introduced into the marketplace.

HUMAN CAPITAL

Through its subsidiaries, Bio-Techne employed approximately 3,050 full-time and part-time employees as of June 30, 2023, of whom approximately 2,400 were employed in the United States and approximately 650 outside the United States. None of the United States employees are unionized. Outside the United States, the Company has government-mandated collective bargaining arrangements or work councils in certain countries.

Bio-Techne is committed to attracting, developing, engaging, and retaining the best people possible from around the world to sustain and grow our leadership position in life sciences tools and diagnostics. We strive to create an employee experience that allows each to achieve their life’s best work. This is demonstrated by leading with our EPIC values of Empowerment, Passion, Innovation and Collaboration. We continuously build on our people-first culture, led by uncompromising integrity, hosting a place of belonging, granting access to innovation and respecting human rights around the globe.

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

Our EPIC values are embedded in our culture and practices. For example, our performance management system and annual review processes incorporate our EPIC values. Each employee is measured against the behaviors and attributes that support those values. To further amplify our desired behaviors, we have an annual employee recognition program in which we ask for nominations and recognize winning individuals and teams across our business who have best demonstrated our EPIC values.

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

Engagement and Belonging

Our engagement strategy focuses on developing the best workplace and best people leaders to meet our employees’ needs. We believe that strong employee engagement helps enable higher retention and better business performance. We assess our engagement performance through regular consultation with our managers.  We also engage more formally via an annual engagement survey that assesses our employees’ overall experience. In 2023, 62% of our global workforce participated, and 77% of those who responded provided favorable feedback.  While these responses were quite positive, our management used the responses to inform and shape our future employee-focused initiatives. These initiatives in the past have resulted in changes in programs and policies, including expansion of our management and leadership development programs, addition of a parental leave program, expansion of our incentive programs to include annual cash bonuses to all employees, introduction of flexible working, addition of an internal communications function, leadership engagement focused on transparency and stronger feedback follow-up,  and expansion of the breadth and resources of our Employee Resource Groups (ERGs).  In fiscal year 2023, we empowered work/life integration through hybrid work models wherever feasible, continued to cultivate belonging and inclusion through deepened investment of resources to our ERGs, and paved the path for career growth through the personalized development and implementation of individual action plans.

We believe a diverse workforce and culture of belonging is central to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. The Company’s executive-sponsored Belonging initiative is focused on providing a welcoming working environment for all employees, continued education, broadening our candidate pools, and implementing and sustaining programs. One of the centerpieces of our talent development strategy is our ERGs, coordinated under the guidance of our executive-sponsored Employee Resource Group Council; they offer mentorship, support and engagement to help our employees, including those from underrepresented groups, succeed and thrive. As of June 30, 2023, we had 10 ERGs operating globally.

As of June 30, 2023, 49% of our total employee population was female, and 45% of our managerial employees were female. In the United States, 38% of our total employee population identified as nonwhite and 26% of our managerial employees identified as nonwhite.

Recruitment and Retention

Bio-Techne believes that sustaining its profitable growth will require a continued focus on recruiting and retaining top, diverse talent. We engage in a variety of recruiting strategies intended to locate and identify qualified candidates and create a talent pipeline. The Company offers competitive pay and benefits, from flexible work to financial planning resources to an employee stock purchase plan. Last year, we bolstered our recruitment and retention efforts by expanding eligibility to receive stock options deeper into the organization. In FY23, we further expanded these efforts by expanding our Long-Term Incentive program strategy to include a combination of stock options and restricted stock units, instead of exclusively stock options. Bio-Techne continues to offer a referral bonus with the understanding that this is one of our most successful sourcing methods.

In addition to pay and benefits, Bio-Techne believes that the ability to retain employees requires an environment where they can work productively and where there are opportunities to grow and advance. The Company therefore seeks to cultivate a culture of empowerment and collaboration, where employees can observe the impact of their efforts, and where they see opportunities both laterally and vertically. We believe that our focus and investment in recruitment and retention contributed to our inclusion on the Forbes list in fiscal 2022 as one of America’s Best Midsize Employers as well as one of the Best Employers for Diversity.

The last fiscal year continued to see considerable employee mobility across all industries, including the biotechnology industry, but we nonetheless significantly reduced our attrition rate to maintain durable stability across our enterprise. We believe that Bio-Techne’s sustained efforts on recruitment and retention will fortify our resilience and ability to remain productive in the face of increased employee mobility and economic challenges.

Talent Development and Learning and Development

Bio-Techne invests in people development in the belief that growing and promoting employees from within the Company creates a more sustainable organization. High potential employees are identified through our annual talent review strategy, as well as through leadership development programs designed to cultivate future leaders.  Employees identified as high potential are elevated to the attention of senior management for consideration for additional development, growth opportunities, and career advancement.

Our global Learning and Development program delivers a wide range of initiatives including a validated suite of compliance training, and soft, technical, business, interpersonal and career skills. Bio-Techne also encourages and supports employees who wish to supplement their growth through external training and education.  As a company that regularly acquires other businesses, we believe it is important for employees to be trained in the skills and mindsets that enable them to respond positively to change. This initiative allows individuals to deal with change easily and reduces the need to run large scale change management programs.

Well-Being and Safety

The Company is committed to protecting the physical health and psychological well-being of our employees by providing a safe work environment. We actively monitor and adjust our crisis management plan and response protocol to protect our employees. Bio-Techne trains all employees on foundational safety principles and requires more rigorous safety and hazard awareness training where appropriate based on function, role, or team. At Bio-Techne, all employees are empowered and encouraged to maintain and create a safe workplace. In addition, we provide internal and external resources to provide for the psychological and emotional security of employees, including employee resource programs, mental health benefit coverage, and flexible work for many roles.

As fiscal year 2023 finally saw the end of the COVID-19 pandemic, the Company carefully managed all employees’ return to their worksites, permitting hybrid work schedules wherever feasible, and prioritizing a safe workplace.

Community

The Company believes in giving back and in supporting the local communities in which we live and work. The Company and its employees donate financially and by giving their time and energy. Most sites or departments engage in local charitable causes and activities. In some of our sites, employees are encouraged to give through regular payroll deductions and through the annual campaign week where employee contributions are matched by the Company. Some charitable causes are identified and promoted by our ERGs.  In addition, United States employees receive a paid day off to participate in local opportunities to give back to the community as part of our volunteer time off benefit.

INTELLECTUAL PROPERTY

Our success depends in part upon our ability to protect our core technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections in our terms and conditions and other sales-related documentation.

As of June 30, 2023, we had rights to approximately 490 granted patents and approximately 290 pending patent applications. Products in the Analytical Solutions and the Spatial Biology divisions are protected primarily through pending patent applications and issued patents. In addition, certain of our products are covered by licenses from third parties to supplement our own patent portfolio. Patent protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot provide assurance that any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors’ products or services.

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

All trademarks, trade names, product names, graphics, and logos of Bio-Techne contained herein are trademarks and registered trademarks of Bio-Techne or its subsidiaries, as applicable, in the United States and/or other countries.  Solely for convenience, we may refer to trademarks in this Annual Report on Form 10-K without the ™ or ® symbols.  Such references are not intended to indicate that we will not assert our full rights to our trademarks.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Currently, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Charles Kummeth	63	President, Chief Executive Officer and Director	2013
James Hippel	52	Executive Vice President and Chief Financial Officer	2014
Kim Kelderman	56	President, Diagnostics and Genomics	2018
William Geist	53	President, Protein Sciences	2022
Shane Bohnen	48	Senior Vice President, General Counsel & Corp. Secretary	2023

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

Shane Bohnen was promoted to General Counsel and Corporate Secretary on March 3, 2023, and has been an attorney on the Company’s legal team since July 2019.  Prior to joining Bio-Techne, Mr. Bohnen spent 10 years in private practice as a life sciences litigator, followed by seven years as in-house corporate counsel with an expansive breadth of responsibility and global scope.

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

Our business is sensitive to global economic conditions. Slower economic growth in the domestic or international markets, inflation, recession, volatility in the credit and currency markets, high levels of unemployment or underemployment, labor availability constraints, changes or anticipation of potential changes in government trade, fiscal, tax or monetary policies, government budget dynamics (particularly in the healthcare and scientific research areas), and other challenges  in the global economy have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers, and suppliers.  In the past three years, COVID-19 has had, and may continue to have, an adverse impact on the global economy, including as a result of impacts associated with protective health measures that we, other businesses and governments are taking or might have to take again in the future to manage the pandemic  For example, as the world has grappled with the COVID-19 pandemic, some governments, including the People’s Republic of China, imposed strict  “stay-at-home” orders to manage the pandemic, which has significantly impacted the economy in that country and our business there. While these restrictions have now lifted, if they were to be imposed again in China or elsewhere, our business could be materially impacted.

Without limiting the foregoing, we have experienced and/or may in the future experience:

●adverse impacts on customer orders and purchases and unpredictable reductions in demand for many of our products;

●constraints on the movement of our products through the supply chain, which can disrupt our ability to produce or deliver our products;

●adverse impacts on our collections of accounts receivable, including delays in collections and increases in uncollectible receivables, as well as the risk of excess or obsolete inventory;

●price increases in our raw materials and capital equipment, as well as increasing price competition in our markets;

●adverse impacts on our workforce and/or key employees;

●increased risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and

●adverse impact to the sizes and growth rates of the markets we serve.

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

We engage in business globally, with approximately 43% of our sales revenue in fiscal 2023 coming from outside the U.S. Changes, potential changes or uncertainties in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system, can adversely affect our business and financial results. For example, Congress and the U.S. administration have sought to impose changes to healthcare in the United States, including government negotiation/regulation of drug prices paid by government programs.  Such impacts could negatively impact certain markets we serve, resulting in an adverse impact on our sales revenue.

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

One of our strategies is to expand geographically, particularly in China, India and in developing countries, both through distribution and through direct operations. This subjects us to a number of risks, including international economic, political, and labor conditions; currency fluctuations; tax laws (including U.S. taxes on foreign subsidiaries); increased financial accounting and reporting burdens and complexities; unexpected changes in, or impositions of, legislative or regulatory requirements; failure of laws to protect intellectual property rights adequately; inadequate local infrastructure and difficulties in managing and staffing international operations; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; transportation delays; operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters, climate change and diseases.  In addition, geopolitical tensions with these countries could exacerbate these risks.

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

Our Diagnostics and Genomics segment products are intended primarily for the medical diagnostics market, which relies largely on government healthcare-related policies and funding. Changes in government reimbursement for certain diagnostic tests or reductions in overall healthcare spending could negatively impact us directly or our customers and, correspondingly, our sales to them. For example, our Exosome Diagnostics business develops and sells novel exosome-based diagnostic tests. While we received public payer coverage for certain uses, we are currently seeking expanded coverage from public payors as well as coverage decisions regarding reimbursement from additional private payers. However, the process and timeline for obtaining coverage decisions is uncertain and difficult to predict. Further, reimbursement reductions due to changes in policy regarding coverage of tests or other requirements for payment (such as prior authorization, diagnosis code and other claims edits, or a physician or qualified practitioner’s signature on test requisitions) may be implemented from time to time. Additionally, the U.S. government’s plans to manage prescription drug prices, as well as its recently announced intention to regulate lab developed tests, may impact the customers and industries we serve by increasing the cost of commercializing and/or limiting the profitability of commercialized products. All of these payor actions and changes may have a material adverse effect on revenue and earnings associated with our diagnostics products.

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

As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course of business, and we also from time to time complete more significant transactions.  At the beginning of this fiscal year, we completed the acquisition of Namocell, a single cell sorting and dispensing platform company. Bio-Techne also obtained a 19.9% ownership stake in Wilson Wolf and will acquire the remaining ownership no later than the end of calendar year 2027. We have also continued participating in our collaborative marketing venture, ScaleReady LLC, with Wilson Wolf and another partner, and which addresses the needs of the rapidly expanding cell and gene therapy market.  While we believe these business ventures will advance our business strategies and support our growth plans, we may not be successful in managing or integrating them into our company. Acquisitions, investments, joint ventures and strategic relationships involve a number of additional financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which could adversely affect our business and our financial results:

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

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel representing diverse backgrounds, experiences and skill sets are critical to our success. The market for highly skilled workers and leaders in our businesses, particularly in the areas of science and technology, is extremely competitive.  While retention improved in fiscal 2023, a number of our businesses and departments continued to face recruitment and retention challenges, and faced labor availability constraints and inflationary costs. Our growth by acquisition also creates challenges in retaining employees. As we integrate past and future acquisitions and evolve our corporate culture to incorporate new workforces, some employees may not find such integration or cultural changes appealing. Finally, as the geographies in which we operate recover from the recent pandemic and we return employees who had been working from home back to our sites, we may not be able to retain people who prefer continuing to work from home full time. The failure to attract and retain such personnel could adversely affect our business.

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

If we are unable to maintain reliable information technology systems or appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, a small number of our businesses are subject to HIPAA. Entities that violate HIPAA due to a breach of unsecured patient health information, or that arise from a complaint about privacy practices or an audit by the HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Individual states regulate data breach and security requirements, and multiple governmental bodies assert authority over aspects of the protection of personal privacy. Most notably, in the last several years, some states, including California, Virginia, Utah, Colorado and Connecticut, have passed broad privacy legislation that could result in more material impacts as implementing regulations are issued. European laws require us to have an approved legal mechanism to transfer personal data out of Europe. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial results.

If we suffer loss to our supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

Our supply chains, distribution systems and information technology systems may be subject to catastrophic loss due to fire, flood, earthquake, hurricane, power shortage or outage, public health crisis (including epidemics and pandemics) and the reaction thereto, war, terrorism, riot or other man-made or natural disasters, such as the COVID-19 pandemic. If any of these supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses. The third-party insurance coverage that we maintain varies from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

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

Defects, unanticipated use of, or inadequate disclosure with respect to our products, or allegations thereof, can adversely affect our business and financial results.

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

These risks are particularly pronounced in countries in which we do business that do not have levels of protection of corporate proprietary information, intellectual property, technology and other assets comparable to the United States. We operate globally, with manufacturing operations in China and the UK, and approximately 43% of our revenue in fiscal 2023 was from outside the United States.  The laws, regulations and enforcement mechanisms in other countries may in some cases be less protective of our intellectual property rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights can adversely impact our business and financial results.

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

We currently have a Credit Agreement that provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 18, 2023, the Company had drawn $490 million under the Credit Agreement.

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

International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2023, currency translation had an unfavorable effect of $21 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.

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

As referenced in more detail above, we and our customers must comply with a wide array of federal, state, local and international regulations, in such areas as medical device, healthcare, import and export, anticorruption, and privacy. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, many of our instruments are marketed to the pharmaceutical industry for use in discovering and developing drugs and diagnostic products. Changes in the U.S. FDA’s regulation of drug or medical device products, such as managing the price of certain prescription drugs or potentially increasing regulatory scrutiny of lab developed tests, could have an adverse effect on the demand for these products.

We have agreements relating to the sale of our products to government entities in the U.S. and elsewhere and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government (less than 3% of our fiscal 2023 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

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

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation and have a material adverse effect upon the Company’s business, a risk that has been elevated with recent acquisitions that use protected health information and utilize healthcare providers for laboratory resting services.

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

The Company owns a 16,000 square foot facility that its Bio-Techne Europe subsidiary occupies in Abingdon, England. This facility is utilized by the Company’s Protein Sciences and Diagnostics and Genomics segments.

The Company owns a 9,000 square foot facility that its Canada subsidiaries occupy in Toronto, Canada. This facility is utilized by the Company’s Protein Sciences segment.

The Company owns a 52,700 square foot manufacturing facility in Wallingford, Connecticut. This facility is utilized by the Company’s Protein Sciences segment.

The Company leases the following material facilities, which are utilized by both the Company’s Protein Sciences segment the Diagnostics & Genomics segment. Certain locations are not named because they were not significant individually or in the aggregate as of the date of this report.

Subsidiary	Location	Type	Square Feet

Bio-Techne Ltd	Langley, United Kingdom	Warehouse	12,000
Bio-Techne China	Shanghai and Beijing, China	Office/warehouse	29,200
Tocris	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	30,000
PrimeGene	Shanghai, China	Office/manufacturing/lab	79,900
Bionostics	Devens, Massachusetts	Office/manufacturing	70,000
Novus Biologicals	Centennial, Colorado	Office/warehouse	74,000
ProteinSimple	San Jose, California	Office/manufacturing/warehouse	98,000
ProteinSimple Ltd.	Ottawa, Canada	Office/manufacturing/warehouse	10,800
CyVek	Wallingford, Connecticut	Office/manufacturing/warehouse	22,700
Cliniqa	San Marcos, California	Office/manufacturing/warehouse	62,800
Advanced Cell Diagnostics	Newark, California	Office/manufacturing/warehouse	55,900
Bio-Techne France	Rennes, France	Office/warehouse	11,000
Exosome Diagnostics	Waltham, Massachusetts	Office/manufacturing/warehouse	38,400
R&D Systems	Minneapolis, Minnesota	Office/manufacturing/warehouse	10,700
Asuragen	Austin, Texas	Office/manufacturing/warehouse	47,400
Bio-Techne Ireland	Dublin, Ireland	Warehouse	25,000

ITEM 3. LEGAL PROCEEDINGS

As of August 18, 2023, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ stock exchange under the symbol “TECH”. Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29,2022. See Note 1 for details.

Holders of Common Stock and Dividends Paid

As of August 16, 2023, there were over 150,000 beneficial shareholders of the Company’s common stock and over 140 shareholders of record. The Company paid annual cash dividends totaling $50.3 million, $50.2 million, and $49.6 million in fiscal 2023, 2022, and 2021, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future.

On August 31, 2022, the Company entered into an amended and restated Credit Agreement that provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. The credit facility is governed by a Credit Agreement dated August 31, 2022 and matures on August 1, 2027. The Credit Agreement that governs the revolving line of credit contains customary events of default and would prohibit payment of dividends to Company shareholders in the event of a default thereunder.

Issuer Purchases of Equity Securities

During the years ended June 30, 2023 and June 30, 2022, the Company repurchased 222,000 shares of its common stock at an average share price of $88.12 and 1,576,952 shares at an average share price of $102.06, respectively. The Company's previous share repurchase plan, implemented in fiscal 2019, granted management the discretion to mitigate the dilutive effect of stock option exercises for fiscal 2018, which then increases in each period subsequent to June 30, 2018 for additional dilutive impacts of stock options exercised in those future periods. On February 2, 2022, the Company replaced the prior share repurchase plan with a new share repurchase plan that authorizes the Company to purchase up to $400 million in stock. The Company repurchased 356,952 shares for $41.3 million in fiscal 2022 under the previous plan. The Company repurchased 1,220,000 shares for $119.7 million in fiscal 2022 under the new share repurchase plan. In fiscal 2023, the Company repurchased 222,000 for $19.6 million also under the new share repurchase plan. As of June 30, 2023, the Company had $260.8 million available to repurchase under our existing plan.

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P 500 Index and the S&P 500 Life Sciences Tools and Services Index. The comparison assumes $100 was invested on the last trading day before July 1, 2017 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company became part of the S&P 500 Index during fiscal 2022.

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

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. As disclosed in Note 4, the Company completed the acquisition of Namocell, Inc for $101.2 million, net of cash acquired, plus contingent consideration of up to $25 million upon the achievement of future milestones. We also purchased a 19.9% investment in Wilson Wolf and, as disclosed in Note 1, will acquire the remaining shares in Wilson Wolf by the end of calendar year 2027, or earlier depending on the achievement of certain future milestones. As further disclosed in Note 14, the Company closed on the acquisition of Lunaphore Technologies SA on July 7, 2023.

OVERALL RESULTS

Operational Update

For fiscal 2023, consolidated net sales increased 3% as compared to fiscal 2022. Organic growth was 5%, with foreign currency translation having an unfavorable impact of 2% and acquisitions having an immaterial impact. Organic revenue growth was primarily driven by consumable growth in both our Diagnostics and Genomics and Protein Sciences segments.

Consolidated earnings, including non-controlling interest, increased 8% compared to fiscal 2022. The increase in earnings was driven by a gain on the sale of our ChemoCentryx investment and a gain on the sale of our investment in Changzhou Eminence Biotechnology Co., Ltd. (Eminence). After adjusting for acquisition related costs, intangibles amortization, stock-based compensation, restructuring costs, gain on investments, and impact from partially-owned consolidated subsidiaries, adjusted net earnings attributable to Bio-Techne decreased 1% in fiscal 2023 as compared to fiscal 2022. Adjusted net earnings attributable to Bio-Techne was primarily impacted by foreign currency exchange and strategic growth investments including the Namocell acquisition.

For fiscal 2022, consolidated net sales increased 19% as compared to fiscal 2021. Organic growth was 17%, with acquisitions having a favorable impact of 3% and foreign currency translation having an unfavorable impact of 1%. Organic revenue growth was broad based and driven by overall execution of the Company's long-term growth strategy.

Consolidated earnings, including non-controlling interest, increased 88% in fiscal 2022 compared to fiscal 2021. The increase in earnings was driven by non-operating mark-to-market gain of $16 million on our ChemoCentryx investment in fiscal year 2022, compared to a loss on the investment of $67.9 million in the prior fiscal year. Additionally, fiscal year 2022 had adjustments of $20.4 million of benefit related to contingent considerations as compared to a charge of $5.3 million in the prior fiscal year. After adjusting for acquisition related costs, intangibles amortization, stock-based compensation, restructuring costs, the gain on investment, and impact from partially-owned consolidated subsidiaries, adjusted net earnings increased 18% in fiscal 2022 as compared to fiscal 2021. Adjusted earnings growth was primarily driven by sales growth.

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

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2023	2022	2021

Organic sales growth	5%	17%	22%
Acquisitions sales growth	0%	3%	1%
Impact of foreign currency fluctuations	(2)%	(1)%	3%
Consolidated net sales growth	3%	19%	26%

Consolidated net sales by segment were as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Protein Sciences	$845,747	$832,311	$704,564
Diagnostics and Genomics	292,602	274,843	227,744
Intersegment	(1,647)	(1,555)	(1,276)
Consolidated net sales	$1,136,702	$1,105,599	$931,032

In fiscal 2023, Protein Sciences segment net sales increased 2% compared to fiscal 2022. Organic growth for the segment was 4% for the fiscal year, with currency translation having an unfavorable impact of 2% and acquisitions having an immaterial impact on revenue growth. Segment growth was driven by growth in consumable revenue to BioPharma (especially those developing cell and gene therapies) and Academic customers within the Americas and Europe.

In fiscal 2023, Diagnostics and Genomics segment net sales increased 6% compared to fiscal 2022. Organic growth for the segment was 8% with currency translation having an unfavorable impact of 2%. Segment growth was driven by growth in consumable revenue from our Spatial Biology platform and an increase in service revenue related to our ExoDx Prostate test.

In fiscal 2022, Protein Sciences segment net sales increased 18% compared to fiscal 2021. Organic growth for the segment was 19% for the fiscal year, with currency translation having an unfavorable 1% impact on revenue.

Overall segment growth was driven by strong BioPharma demand resulting in broad-based growth across our proteomic research reagents and analytical tools

In fiscal 2022, Diagnostics and Genomics segment net sales increased 21% compared to fiscal 2021. Organic growth for the segment was 10% with acquisitions contributing 11% and currency translation having an immaterial impact on revenue growth.

Segment growth was driven by the full year impact of the Asuragen acquisition and organic growth. Organic growth was driven by an exclusive agreement entered into for development, finalization and commercialization of our ExoTRU kidney transplant rejection test, and continued strength in our diagnostic reagent product lines.

Gross Margins

Consolidated gross margins were 67.7%, 68.4%, and 68.0% in fiscal 2023, 2022, and 2021. Consolidated gross margins were impacted by revenue. Excluding the impact of acquired inventory sold, amortization of intangibles, stock compensation expense, and the impact of partially-owned consolidated subsidiaries, adjusted gross margins were 71.7%, 72.5%, and 72.3% in fiscal 2023, 2022, and 2021, respectively. Fiscal 2023 consolidated gross margin was unfavorably impacted by foreign currency exchange and strategic growth investments including the Namocell acquisition when compared to the prior period. Consolidated gross margins for fiscal 2022 and fiscal 2021 were impacted as a result of volume leverage and product mix, partially offset by additional investments made in the business to support future growth.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold and intangible amortization included in cost of sales, is as follows:

	Year Ended June 30,
	2023	2022	2021

Consolidated gross margin percentage	67.7%	68.4%	68.0%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.0%	0.1%	0.2%
Amortization of intangibles	4.0%	3.7%	3.8%
Stock compensation expense - COGS	0.1%	0.1%	0.2%
Impact of partially-owned consolidated subsidiaries(1)	(0.1)%	0.2%	0.1%
Non-GAAP adjusted gross margin percentage	71.7%	72.5%	72.3%

(1)Adjusted gross margin percentages for fiscal 2021 have been updated for comparability to fiscal 2022 and fiscal 2023 for the inclusion of the impact of partially-owned consolidated subsidiaries on the Company’s adjusted gross margin percentage.

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

Management uses adjusted operating results to monitor and evaluate performance of the Company’s two segments. Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2023	2022	2021

Protein Sciences	75.3%	75.5%	76.0%
Diagnostics and Genomics	61.2%	63.1%	60.5%

The change in the Protein Sciences segment’s gross margin percentage for fiscal 2023 as compared to fiscal 2022 and 2021 was primarily attributable to mix of product sales within the segment.

The change in the Diagnostics and Genomics segment’s gross margin is related to fiscal 2022 revenue related to the ExoTru kidney transplant rejection agreement that did not occur in fiscal 2023 nor fiscal 2021. Fiscal 2023 compared to fiscal 2022 was also impacted by strategic investments to drive future growth that was partially offset by volume leverage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.6 million (2%) in fiscal 2023 when compared to fiscal 2022. Selling, general, and administrative expenses increased primarily due to strategic investments made in the business to support future growth including the Namocell acquisition.

Selling, general and administrative expenses increased $47.8 million (15%) in fiscal 2022 when compared to fiscal 2021. Selling, general, and administrative expenses increased primarily due to the full year impact of fiscal 2021’s Asuragen acquisition and strategic investments made in the business to support future growth.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2023	2022	2021

Protein Sciences	$203,834	$195,328	$159,489
Diagnostics and Genomics	101,805	93,578	75,160
Total segment expenses	305,639	288,906	234,649
Amortization of intangibles	32,076	32,492	27,788
Acquisition related expenses	(9,965)	(19,082)	7,097
Eminence Impairment(1)	—	18,715	—
Restructuring costs	3,829	1,640	142
Stock-based compensation	40,269	45,085	50,200
Corporate selling, general and administrative expenses	6,530	5,010	5,075
Total selling, general and administrative expenses	$378,378	$372,766	$324,951

(1)Refer to the Goodwill Impairment section within the Critical Accounting Policies for further details on the Eminence impairment.

Research and Development Expenses

Research and development expenses increased $5.4 million (6%) and $16.5 million (23%) in fiscal 2023 and 2022, respectively, as compared to prior year periods. The increase in research and development expenses in fiscal 2023 as compared to 2022 was primarily attributable to strategic growth investments including the Namocell acquisition. The increase in research and development expenses in fiscal 2022 as compared to fiscal 2021 was primarily attributable to strategic growth investments and the Asuragen acquisition in the fourth quarter of fiscal 2021.

	Year Ended June 30,
	2023	2022	2021

Protein Sciences	$58,251	$56,370	$46,361
Diagnostics and Genomics	34,242	30,770	24,242
Total segment expenses	92,493	87,140	70,603
Unallocated corporate expenses	—	—	—
Total research and development expenses	$92,493	$87,140	$70,603

Net Interest Income / (Expense)

Net interest income/(expense) for fiscal 2023, 2022, and 2021 was ($7.8) million, $(10.5) million, and $(13.5) million, respectively. Net interest expense in fiscal 2023 decreased when compared to fiscal 2022 due to a favorable rate on a forward starting interest rate swap as disclosed in Note 5 that went into effect in fiscal year 2023.

Net interest expense in fiscal 2022 decreased when compared to fiscal 2021 due to a reduction in our average long-term debt, which coincided with a reduction in the notional amount on our previous interest rate swap as disclosed in Note 5.

Other Non-Operating Income / (Expense), Net

Other non-operating expense, net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company’s gains and losses on investments as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021

Foreign currency gains (losses)	$676	$699	$(6,650)
Rental income	426	599	1,036
Real estate taxes, depreciation and utilities	(1,810)	(2,035)	(1,845)
Gain (loss) on investment	49,328	15,186	(68,047)
Gain (loss) on equity method investment	(1,143)	—	—
Miscellaneous (expense) income	43	862	(136)
Other non-operating income (expense), net	$47,520	$15,311	$(75,642)

During fiscal 2023, the Company recognized gains of $37.2 million related to the sale of our ChemoCentryx, Inc. (CCXI) investment, $11.7 million related to the sale of our Eminence investment, and a gain of $0.4 million related to the change in fair value of our exchange traded bond funds. Additionally, the Company recognized losses of $1.1 million related to our equity method investment in Wilson Wolf.

During fiscal 2022, the Company recognized gains of $16.1 million related to changes in fair value associated with changes in the stock price of our CCXI investment. Additionally, the Company recognized losses of $1.1 million related to changes in fair value associated with changes in the stock price of our exchange traded investment grade bond funds. On August 4, 2022, the Company sold all of its shares in CCXI.

During fiscal 2021, the Company recognized losses of $67.9 million related to changes in fair value associated with changes in the stock price of our CCXI investment.

Income Taxes

Income taxes for fiscal 2023, 2022, and 2021 were at effective rates of 15.7%, 12.7%, and 5.8%, respectively, of consolidated earnings before income taxes. The change in the effective tax rate for fiscal 2023 compared to fiscal 2022 was driven by share-based compensation as the number of stock option exercises decreased compared to the prior year comparative period due to the decline in the stock price. The Company had share-based compensation excess tax benefits of $12.3 million in fiscal 2023. The Company’s discrete tax benefits in fiscal 2022 primarily related to share-based compensation excess tax benefits of $29.3 million. The Company’s discrete tax benefits in fiscal 2021 primarily related to share-based compensation excess tax benefits of $28.1 million.

Net Earnings

Non-GAAP adjusted consolidated net earnings and earnings per share are as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021

Net earnings before taxes - GAAP	$338,659	$301,386	$148,175
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	400	1,596	1,565
Amortization of intangibles	76,413	73,054	64,239
Amortization of Wilson Wolf intangible assets and acquired inventory	2,805	—	—
Acquisition related expenses and other	(9,147)	(18,694)	7,489
Eminence impairment	—	18,715	—
Gain on sale of partially-owned consolidated subsidiaries	(11,682)	—	—
Stock based compensation, inclusive of employer taxes	41,217	46,401	51,846
Restructuring costs	3,829	1,640	142
Investment (gain) loss and other non-operating	(37,646)	(16,171)	68,391
Impact of partially-owned subsidiaries(1)	(420)	2,675	1,390
Net earnings before taxes - Adjusted	$404,428	$410,602	$343,237

Non-GAAP tax rate	20.5%	21.2%	20.2%
Non-GAAP tax expense	$82,948	$87,090	$69,478
Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$321,480	$323,512	$273,759
Earnings per share - diluted - Adjusted(2)	$1.99	$1.97	$1.69

(1) Adjusted consolidated net earnings and earnings per share for fiscal 2021 have been updated for comparability to fiscal 2023 and 2022 for the inclusion of the impact of partially-owned consolidated subsidiaries on the Company’s adjusted consolidated net earnings and earnings per share.

(2) Prior period share and per share amounts have been retroactively adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2022. Refer to Note 1 for details.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the periods ended June 30, 2023, 2022, and 2021.

	Year Ended June 30,
	2023	2022	2021

GAAP effective tax rate	15.7%	12.7%	5.8%
Discrete items	3.4	11.3	19.0
Impact of non-taxable net gain	0.7	—	—
Long-term GAAP tax rate	19.8%	24.0%	24.8%

Rate impact items
Stock based compensation	(1.4)	(1.9)	(5.7)
Other	2.1	(0.9)	1.1
Total rate impact items	0.7%	(2.8)%	(4.6)%
Non-GAAP adjusted tax rate	20.5%	21.2%	20.2%

Refer to Note 12 for additional discussion relating to the change in discrete tax items between fiscal 2023 and fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2023 were $204.3 million compared to $247.0 million at June 30, 2022. Included in the available-for-sale-investments was the fair value of the Company’s investment in exchange traded investment grade bond funds, which was $23.7 million as of June 30, 2023 and $23.9 million as of June 30, 2022. During the first fiscal quarter, the Company sold its remaining shares of its investment in CCXI. As of June 30, 2022, the fair value of the Company’s investment in CCXI was $36.0 million. Also included in the June 30, 2022 balance were $14.5 million of certificates of deposit that were sold and not repurchased during fiscal year 2023.

At June 30, 2023, approximately 39% of the Company’s cash and equivalent account balances of $68.5 million were located in the U.S., with the remainder located in primarily in Canada, China, the U.K. and other European countries.

At June 30, 2023, all of the Company’s available-for-sale investment account balances of $23.7 million were located in Canada.

At June 30, 2023, we had $350 million in borrowings under the revolving credit facility, resulting in $650 million of unutilized availability under our revolving credit facility.

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

Cash Flows From Operating Activities

The Company generated cash from operations of $254.4 million, $325.3 million, and $352.2 million in fiscal 2023, 2022, and 2021 respectively. The decrease in cash generated from operating activities in fiscal 2023 as compared to fiscal 2022 was mainly a result of changes in net earnings and changes in the timing of cash payments on certain operating assets and liabilities. The decrease in cash generated from operating activities in fiscal 2022 as compared to fiscal 2021 was mainly a result of changes in the timing of cash payments on certain operating assets and liabilities, largely offset by an increase in year over year net earnings.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures. During fiscal year 2023, the Company acquired Namocell, Inc for $101.2 million, net of cash acquired. There were no acquisitions fiscal year 2022. The Company acquired Eminence and Asuragen during fiscal year 2021 for a total of approximately $225.4 million, net of cash acquired.

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

The Company’s net proceeds (outflow) from the purchase, sale and maturity of available-for-sale investments in fiscal 2023, 2022, and 2021 were $14.7 million, $(26.9) million, and $26.7 million, respectively. During fiscal year 2023, the Company’s proceeds in available-for-sale investments relates to the sale of excess cash in certificates of deposit that matured. As of June 30, 2023, there were no outstanding certificates of deposit. The outflow of cash in fiscal year 2022 compared to fiscal year 2023 and fiscal year 2021 was driven by the purchase of the exchange traded investment grade bond funds in fiscal year 2022, which have a cost basis of $25.0 million, that did not reoccur in the comparative periods. The proceeds in fiscal 2021 related to the sale of excess cash in certificates of deposit. The Company’s investment policy is to place excess cash in certificates of deposit with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions in fiscal year 2023, 2022, and 2021 were $38.2 million, $44.9 million, and $44.3 million. Fiscal 2023 capital expenditures related to investments in new buildings, machinery, and IT equipment. Fiscal 2023 capital expenditures related to investments in new buildings, machinery, and IT equipment . Capital additions planned for fiscal 2024 are approximately $65 million and are expected to be financed through currently available cash and cash generated from operations. Increase in expected additions in fiscal 2024 is related to increasing capacity to meet expected sales growth across the Company.

During the year ended June 30, 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal year 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf.  The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028. There were no comparable activities in the comparative prior year period.

Cash Flows From Financing Activities

In fiscal 2023, 2022, and 2021, the Company paid cash dividends of $50.3 million, $50.2 million, $49.6 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $29.8 million, $77.2 million, $65.1 million, for the exercise of options for 1,578,000, 2,450,000, and 2,509,000 shares of common stock in fiscal 2023, 2022 and 2021, respectively.

During fiscal 2023, 2022, and 2021, the Company repurchased $19.6 million, $161.0 million, and $43.2 million, respectively, in share repurchases included as a cash outflow within Financing Activities.

During fiscal 2023, 2022, and 2021, the Company drew $619.7 million, $90.0 million, and $256.0 million, respectively, under its revolving line-of-credit facility. Repayments of $525.7 million, $175.5 million, and $271.5 million were made on its line-of-credit in fiscal 2023, 2022, and 2021, respectively.

There were no payments during fiscal 2023 for contingent consideration. During fiscal 2022, the Company made $4.0 million in cash payments towards the Quad contingent consideration liability. Of the $4.0 million in total payments, $0.7 million is classified as financing on the statement of cash flows. The remaining $3.3 million is recorded as operating on the statement of cash flows as it represents the consideration liability that exceeds the amount of the contingent consideration liability recognized at the acquisition date. During fiscal 2021, there were no payments related to contingent consideration classified as financing activities. The Company made $0.3 million in contingent consideration payments, which were classified within operating activities

During fiscal 2023, 2022 and 2021, the Company paid $28.9 million, $23.5 million and $19.3 million, respectively, for taxes remitted on behalf of participants in net share settlement transactions and restricted stock units. This is included as a cash outflow within the other financing activities line of the consolidated statements of cash flows.

The increase in other financing activity during fiscal 2023 compared to fiscal 2022 is primarily related to fees for the amended Credit Agreement that occurred in the first fiscal quarter.

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

Impairment of Goodwill

Goodwill

Goodwill was $872.7 million as of June 30, 2023, which represented 33% of total assets. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year, or more frequently if events occur or circumstances change that could indicate a possible impairment.

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

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation for goodwill is an assessment of factors including reporting unit specific operating results as well as industry and market conditions, overall financial performance, and other relevant events and factors to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass the qualitative assessment for its reporting units and perform a quantitative test.

The quantitative impairment test requires us to estimate the fair value of our reporting units based on the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue and apply our fixed and variable cost experience rate to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate the estimated fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we are required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items.

For fiscal 2023, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2023. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2023, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

In the first quarter of fiscal 2022, the Company combined the management of the Exosome Diagnostics and Asuragen reporting units, both of which are included in the Diagnostics and Genomics operating segment. In conjunction with the combination of the reporting units, a qualitative goodwill impairment assessment was performed. The qualitative assessment identified no indicators of impairment.

In the second quarter of fiscal 2022 Eminence notified the Company of its need for additional capital to execute its growth plan. The Company first attempted to find outside equity financing support for the Eminence investment but was unable to do so. The Company then reviewed the additional financing needs required to successfully ramp Eminence’s business, which ultimately did not meet the Company’s return on capital requirements. Therefore, the Company did not provide additional funding to Eminence. As a result of not obtaining additional financing, Eminence notified the Company of its plans to cease operations and liquidate its business.

Given the upcoming liquidation process to dispose of the Eminence assets, the Company identified a triggering event and performed impairment testing during the second quarter of fiscal 2022. The impairment testing resulted in a full impairment of the Eminence goodwill and intangible assets, which resulted in charges of $8.3 million and $8.6 million, respectively, for the year ended June 30, 2022. The Company also recognized inventory and fixed asset impairment charges of $0.9 million and $0.9 million, respectively. The Company recorded the impairment charges within the General and Administrative line in the Consolidated Income Statement. The impairment charges recorded within Net Earnings Attributable to Bio-Techne were reduced by approximately $8 million recorded within Net Earnings Attributable to Noncontrolling Interests. The remaining net tangible assets of Eminence included in our Consolidated Balance Sheet as of June 30 2022, were $4.3 million and primarily consisted of fixed assets and related deposits of $3.1 million, inventory of $0.6 million, receivables of $0.4 million, and other current assets of $0.1 million. The Company also had $4.5 million related to current liabilities. The Company held a financial interest of approximately 57.4% in those tangible assets in the liquidation process. As described in Note 1, in the fourth quarter of fiscal 2022, Eminence was able to secure cash deposits on future orders to provide funding for their operations. This delay in liquidation allowed time for securing of additional investor financing which coincided with the sale of the Company's equity shares of Eminence in the first quarter of fiscal 2023.

In our fiscal 2022 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all five of our reporting units. The result of our quantitative assessment indicated that all of the reporting units had a substantial amount of headroom as of April 1, 2022. The Company did not identify any triggering events after our annual goodwill impairment through June 30, 2022, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

In fiscal 2021, because our 2021 quantitative analyses included all of our reporting units, the summation of our reporting units’ fair values, as indicated by our discounted cash flow calculations, were compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit’s results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units. The quantitative assessment completed as of April 1, 2021 indicated that all of the reporting units had a substantial amount of headroom. Accordingly, the Company determined there was no indication of impairment of goodwill in our annual goodwill impairment analysis. Further, no triggering events were identified in the year ended June 30, 2021 that would require an additional goodwill impairment assessment beyond our required annual goodwill impairment assessment.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during fiscal 2023 and those not yet adopted can be found under caption “Note 1: Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements appear in Item 8 of this report.

SUBSEQUENT EVENTS

On July 7, 2023, the Company completed the acquisition of Lunaphore Technologies SA for approximately $165 million, net of cash acquired.

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenue from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. Revenue from partially-owned subsidiaries was $2.0 million for the year ended June 30, 2023.

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

The Company’s non-GAAP adjusted operating margin and adjusted net earnings, in total and on a per share basis, also excludes stock-based compensation expense, which is inclusive of the employer portion of payroll taxes on those stock awards, restructuring, gain and losses from investments, as they are not part of our day-to-day operating decisions (excluding our equity method investment in Wilson Wolf as it is certain to be acquired in the future), and certain adjustments to income tax expense. Additionally, gains and losses from investments that are either isolated or cannot be expected to occur again with any predictability are excluded.  Costs related to restructuring activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 37% of the Company’s consolidated net sales in fiscal 2023 were made in foreign currencies, including 13% in euro, 5% in British pound sterling, 6% in Chinese yuan, 3% in Canadian dollars, and the remaining 10% in other currencies. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro, British pound sterling, Chinese yuan and Canadian dollar as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro, British pound sterling, Chinese yuan, Canadian dollar and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2023	2022	2021
Euro
High	$1.10	$1.19	$1.23
Low	0.98	1.05	1.16
Average	1.05	1.12	1.20
British pound sterling
High	$1.27	$1.39	$1.42
Low	1.11	1.21	1.29
Average	1.21	1.32	1.35
Chinese yuan
High	$0.15	$0.16	$0.16
Low	0.14	0.15	0.14
Average	0.14	0.15	0.15
Canadian dollar
High	$0.78	$0.81	$0.83
Low	0.73	0.78	0.75
Average	0.74	0.79	0.78

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2023 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries	$10,101
Decrease in translation of net assets of foreign subsidiaries	90,354
Additional transaction losses	4,593

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

	Year Ended June 30,
	2023	2022	2021

Net sales	$1,136,702	$1,105,599	$931,032
Cost of sales	366,887	349,103	298,182
Gross margin	769,815	756,496	632,850

Operating expenses:
Selling, general and administrative	378,378	372,766	324,951
Research and development	92,493	87,140	70,603
Total operating expenses	470,871	459,906	395,554
Operating income	298,944	296,590	237,296

Other income (expense)
Interest expense	(11,215)	(11,309)	(13,952)
Interest income	3,410	794	473
Other non-operating income (expense), net	47,520	15,311	(75,642)
Total other income (expense), net	39,715	4,796	(89,121)
Earnings before income taxes	338,659	301,386	148,175
Income taxes (benefit)	53,217	38,287	8,590
Net earnings, including noncontrolling interest	285,442	263,099	139,585
Net earnings (loss) attributable to noncontrolling interest	179	(8,952)	(825)
Net earnings attributable to Bio-Techne	$285,263	$272,051	$140,410
Other comprehensive income (loss):
Foreign currency translation adjustments	4,191	(32,241)	32,951
Foreign currency translation reclassified to earnings with Eminence deconsolidation	119	—	—
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	4,793	14,262	7,060
Other comprehensive income (loss)	9,103	(17,979)	40,011
Other comprehensive income (loss) attributable to noncontrolling interest	(33)	(70)	103
Other comprehensive income (loss) attributable to Bio-Techne	9,136	(17,909)	39,908
Comprehensive income attributable to Bio-Techne	$294,399	$254,142	$180,318

Earnings per share attributable to Bio-Techne(1):
Basic	$1.81	$1.73	$0.91
Diluted	$1.76	$1.66	$0.87

Weighted average common shares outstanding(1):
Basic	157,179	156,874	154,986
Diluted	161,855	164,114	161,932

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29, 2022. See Note 1 for details.

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$180,571	$172,567
Short-term available-for-sale investments	23,739	74,462
Accounts receivable, less allowance for doubtful accounts of $4,738 and $2,568, respectively	218,468	194,548
Inventories	171,638	141,123
Other current assets	27,066	22,856
Total current assets	621,482	605,556

Property and equipment, net	226,200	223,242
Right of use asset	98,326	65,556
Goodwill	872,737	822,101
Intangible assets, net	534,645	531,522
Other assets	285,302	46,828
Total assets	$2,638,692	$2,294,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,679	$33,865
Salaries, wages and related accruals	36,747	61,953
Accrued expenses	14,880	17,886
Contract liabilities	23,069	23,406
Income taxes payable	12,022	13,237
Operating lease liabilities - current	11,199	11,928
Contingent consideration payable	3,500	—
Current portion of long-term debt obligations	—	12,500
Other current liabilities	1,413	1,243
Total current liabilities	128,509	176,018

Deferred income taxes	88,982	98,994
Long-term debt obligations	350,000	243,410
Long-term contingent consideration payable	—	5,000
Operating lease liabilities	93,766	58,133
Other long-term liabilities	10,919	12,239

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 157,641,914 and 156,644,212, respectively(1)	1,576	1,566
Additional paid-in capital(1)	721,543	652,467
Retained earnings(1)	1,309,461	1,122,937
Accumulated other comprehensive loss	(66,064)	(75,200)
Total Bio-Techne’s shareholders’ equity	1,966,516	1,701,770
Noncontrolling interest	—	(759)
Total shareholders’ equity	1,966,516	1,701,011
Total liabilities and shareholders’ equity	$2,638,692	$2,294,805

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29, 2022. See Note 1 for details.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Bio-Techne Corporation and Subsidiaries

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares(1)	Amount(1)	Capital(1)	Earnings(1)	Income(Loss)	Interest	Total
Balances at June 30, 2020	153,812	$1,538	$419,383	$1,057,470	$(97,199)	$—	$1,381,192
Cumulative effect adjustments due to adoption of new accounting standards and other				(276)			(276)
Non-controlling interest in Eminence						8,985	8,985
Net earnings				140,410		(825)	139,585
Other comprehensive income (loss)					39,908	103	40,011
Share repurchases	(480)	(5)		(43,173)			(43,178)
Common stock issued for exercise of options	2,293	23	62,085	(12,287)			49,821
Common stock issued for restricted stock awards	153	2	(2)	(7,057)			(7,057)
Cash dividends				(49,622)			(49,622)
Stock-based compensation expense			48,065				48,065
Common stock issued to employee stock purchase plan	44	0	2,791				2,791
Employee stock purchase plan expense			917				917
Balances at June 30, 2021	155,822	$1,558	$533,239	$1,085,465	$(57,291)	$8,263	$1,571,234
Net earnings				272,051		(8,952)	263,099
Other comprehensive income (loss)					(17,909)	(70)	(17,979)
Share repurchases	(1,577)	(16)		(160,934)			(160,950)
Common stock issued for exercise of options	2,282	23	74,354	(13,482)			60,895
Common stock issued for restricted stock awards	89	1	(1)	(9,978)			(9,978)
Cash dividends				(50,185)			(50,185)
Stock-based compensation expense			41,208				41,208
Common stock issued to employee stock purchase plan	28	0	2,694				2,694
Employee stock purchase plan expense			973				973
Balances at June 30, 2022	156,644	$1,566	$652,467	$1,122,937	$(75,200)	$(759)	$1,701,011
Reclassification of cumulative translation adjustment for Eminence to non-operating income					152	(33)	119
Elimination of noncontrolling equity interest from sale of Eminence						613	613
Net earnings				285,263		179	285,442
Other comprehensive income (loss)					8,984		8,984
Share repurchases	(222)	(2)		(19,560)			(19,562)
Common stock issued for exercise of options	1,083	10	24,942	(22,163)			2,789
Common stock issued for restricted stock awards	63	1	(1)	(6,731)			(6,731)
Cash dividends				(50,285)			(50,285)
Stock-based compensation expense			38,315				38,315
Common stock issued to employee stock purchase plan	74	1	4,905				4,906
Employee stock purchase plan expense			915				915
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$—	$1,966,516

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29, 2022. See Note 1 for details.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

	Year Ended June 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$285,442	$263,099	$139,585
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	107,238	101,069	87,747
Costs recognized on sale of acquired inventory	400	1,596	1,565
Deferred income taxes	(29,567)	6,816	(27,431)
Stock-based compensation expense	39,230	42,183	48,982
Fair value adjustment to contingent consideration payable	(12,100)	(20,400)	5,300
Contingent consideration payments - operating	—	(3,300)	(337)
Gain on sale of CCXI investment	(37,176)	—	—
Fair value adjustment on available-for-sale investments	(472)	(15,002)	67,879
(Gain) loss on equity method investment	1,143	—	—
Asset impairment restructuring	—	546	—
Eminence impairment	—	18,715	—
Gain on sale of Eminence	(11,682)	—	—
Leases, net	2,059	(1,201)	75
Other operating activity	455	668	(464)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(20,867)	(57,596)	(15,549)
Inventories	(30,167)	(32,007)	(7,140)
Prepaid expenses	(4,585)	(3,082)	(1,101)
Trade accounts payable, accrued expenses, contract liabilities, and other	(7,908)	12,741	19,091
Salaries, wages and related accruals	(24,558)	7,760	20,536
Income taxes payable	(2,492)	2,667	13,426
Net cash provided by (used in) operating activities	254,393	325,272	352,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	35,236	26,055	66,377
Purchases of available-for-sale investments	(20,500)	(52,998)	(39,684)
Proceeds from sale of CCXI investment	73,219	—	—
Additions to property and equipment	(38,244)	(44,908)	(44,301)
Acquisitions, net of cash acquired	(101,184)	—	(225,352)
Investment in unconsolidated entity, net	—	—	(556)
Proceeds from sale of Eminence	17,824	—	—
Investment of forward purchase contract	—	(25,000)	—
Investment in Wilson Wolf	(232,000)	—	—
Net cash provided by (used in) investing activities	(265,649)	(96,851)	(243,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(50,285)	(50,185)	(49,622)
Proceeds from stock option exercises	29,813	77,155	65,092
Re-purchases of common stock	(19,562)	(160,950)	(43,178)
Borrowings under line-of-credit agreement	619,661	90,000	256,000
Repayments of long-term debt	(525,661)	(175,500)	(271,500)
Contingent consideration payments - financing	—	(700)	—
Taxes paid on RSUs and net share settlements	(28,893)	(23,461)	(19,343)
Other financing activity	(2,457)	788	—
Net cash provided by (used in) financing activities	22,616	(242,853)	(62,551)

Effect of exchange rate changes on cash and cash equivalents	(3,356)	(12,092)	6,369
Net change in cash and cash equivalents	8,004	(26,524)	52,466
Cash and cash equivalents at beginning of period	172,567	199,091	146,625
Cash and cash equivalents at end of period	$180,571	$172,567	$199,091

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2023, 2022 and 2021

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

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. As Eminence met the criteria for consolidation, the transaction was accounted for in accordance with ASC 805, Business Combinations. In applying ASC 805 to the transaction, the Company has elected to include Eminence in our consolidated financial statements on a one month lag. As noted below, Eminence was sold during the first fiscal quarter of 2023.

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

Advertising costs: Advertising expenses were $4.8 million, $4.6 million, and $4.7 million for fiscal 2023, 2022, and 2021 respectively. The Company expenses advertising expenses as incurred.

Income taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized to record the income tax effect of temporary differences between the tax basis and financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Tax positions taken or expected to be taken in a tax return are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Refer to Note 12 for additional information regarding income taxes.

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

Available-for-sale investments: Available-for-sale investments consist of debt instruments with original maturities of generally three months to six months and equity securities. Available-for-sale investments are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair value. Unrealized gains and losses on our available-for-sale securities are included within other income (expense).

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

In conjunction with the Asuragen acquisition that occurred in fiscal year 2021, the Company reassessed the useful life of a tradename from a previous acquisition due to the planned integration and cobranding strategy developed with the most recent transaction. As a result, the Company accelerated the amortization of the trade name to be consistent with the life used for the Asuragen trade name. The accelerated amortization resulted in a $1.4 million impact in fiscal 2021, a $5.7 million impact in fiscal years 2022 through 2025, and a $4.3 million impact in fiscal year 2026.

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

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. No other triggering events were identified and no other impairments were recorded for property, plant, and equipment or amortizable intangibles during fiscal years 2023, 2022, and 2021.

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

To analyze goodwill, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business. The Company had five reporting units for our 2023, 2022, and 2021 goodwill impairment assessment performed on April 1 of each of the respective fiscal years, the date of our annual goodwill impairment assessment.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation for goodwill is an assessment of factors including reporting unit specific operating results as well as industry and market conditions, overall financial performance, and other relevant events and factors to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass the qualitative assessment for its reporting units and perform a quantitative test.

The quantitative impairment test requires us to estimate the fair value of our reporting units based the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue and apply our fixed and variable cost experience rate to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate the estimated fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we are required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items.

For fiscal 2023, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2023. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2023, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

For fiscal 2023, the Company also performed a qualitative assessment of the acquired in-process research and development assets to determine whether changes in events, circumstances, or the probability of successful development and commercialization of the assets indicated that it is more likely than not that the fair value of the acquired assets are less than its carrying amount.  Based on the analysis, the Company determined there was no indication of impairment of the indefinite-lived intangible assets.

On September 1, 2022, the Company completed the sale of its equity shares of Eminence for approximately $17.8 million to a third party. Eminence was considered a variable-interest entity that was fully consolidated in our financial statements. Prior to the sale, Eminence had revenue of $2.0 million for the first fiscal quarter of 2023 within our Protein Sciences segment. Fiscal 2022 revenues were $4.6 million. As a result of the sale of the business, the Company recorded a gain of $11.7 million within the Other income (expense) line in the Consolidated Statement of Earnings. Prior to the sale of Eminence, a triggering event was identified in the second quarter of fiscal 2022 and impairment testing was performed as Eminence was forecasted to not have sufficient cash to execute on their growth plan combined with their inability to secure additional financing. Our impairment testing resulted in a full impairment of the Eminence goodwill and intangibles assets for charges of $8.3 million and $8.6 million, respectively, for the year ended June 30, 2022. The Company also recognized inventory and fixed asset impairment charges of $0.9 million and $0.9 million, respectively. These impairment charges were recorded within the General and Administrative line in the Consolidated Statement of Earnings for fiscal 2022. In the fourth quarter of fiscal 2022, Eminence was able to secure cash deposits on future orders to provide funding for their operations. This delay in liquidation allowed time for securing of additional investor financing which coincided with the sale of the Company's investment.

In the first quarter of fiscal 2022, the Company combined the management of the Exosome Diagnostics and Asuragen reporting units, both of which are included in the Diagnostics and Genomics operating segment. In conjunction with the combination of the reporting units, a qualitative goodwill impairment assessment was performed. The qualitative assessment identified no indicators of impairment.

In our fiscal 2022 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all five of our reporting units. The result of our quantitative assessment indicated that all of the reporting units had a substantial amount of headroom as of April 1, 2022. The Company did not identify any triggering events after our annual goodwill impairment through June 30, 2022, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

In fiscal 2021, because our 2021 quantitative analyses included all of our reporting units, the summation of our reporting units’ fair values, as indicated by our discounted cash flow calculations, were compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate. Changes in the reporting unit’s results, forecast assumptions and estimates could materially affect the estimation of the fair value of the reporting units. The quantitative assessment completed as of April 1, 2021 indicated that all of the reporting units had a substantial amount of headroom. Accordingly, the Company determined there was no indication of impairment of goodwill in our annual goodwill impairment analysis. Further, no triggering events were identified in the year ended June 30, 2021 that would require an additional goodwill impairment assessment beyond our required annual goodwill impairment assessment.

Investments: In December 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to make an initial ownership investment followed by purchase of full equity interest in Wilson Wolf if certain annual revenue or annual EBITDA thresholds are met. Wilson Wolf is a leading manufacturer of cell culture devices, including the G-Rex product line.

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

The investment in Wilson Wolf is accounted for as an equity method investment under ASC 323 and included within our consolidated financials on a one month lag. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. For the year ended June 30, 2023, there was $1.1 million of loss recorded on the Company’s Consolidated Statement of Earnings and Comprehensive Income related to the investment. The Company’s total investment of $256 million as of June 30, 2023 is included within Other assets on the Consolidated Balance Sheet.

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

Fiscal Year 2023 Restructuring Actions:

QT Holdings Corporation (Quad)

In August 2022, the Company informed employees of our decision to close our Quad facility as part of a realignment of activities within our Reagent Solutions division. The closure of the site was completed in the fourth quarter of fiscal 2023. As a result of the restructuring activities, an estimated pre-tax charge of $2.2 million was recorded within our Protein Sciences segment for the year ended June 30, 2023. The related restructuring charges for the year ended June 30, 2023 were recorded in the income statement as follows (in thousands):

	Employee	Asset
	severance	impairment and other	Total
Selling, general and administrative	$1,328	$842	$2,170

	Employee	Asset
	severance	impairment and other	Total
Expense incurred in the first quarter of 2023	$1,328	$842	$2,170
Cash payments	(1,233)	(772)	(2,005)
Adjustments	(95)	(70)	(165)
Accrued restructuring actions balances as of June 30, 2023	$—	$—	$—

Protein Sciences realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate operations resources to high growth areas of the business. Additional actions were taken in June 2023 primarily related to the sales organization. The actions impacted a limited number of employees and are expected to be completed in the first quarter of fiscal 2024. As a result of the realignment, a pre-tax charge of $1.7 million related to employee severance was recorded in the Selling, general and administrative line of operating income within our Protein Sciences segment during the year ended June 30, 2023. Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

Employee
severance
Expense incurred in the second quarter of 2023	$780
Expense incurred in the fourth quarter of 2023	897
Cash payments	(762)
Adjustments	(18)
Accrued restructuring actions balances as of June 30, 2023	$897

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

During the second quarter of fiscal 2022, the Company also incurred a restructuring charge of $0.2 million related to employee severance for the relocation of a US plant. This was completed during fiscal 2023 and there are no remaining liabilities related to this relocation as of June 30, 2023. This charge was recorded within Other current liabilities as of June 30, 2022. Fiscal 2023 cash payments did not materially differ from the charge recorded in fiscal 2022.

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	5
Leases	7
Earnings per share	9
Share-based compensation	10
Operating segments	13

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

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide expedients and exceptions to existing guidance on contract modifications and hedge accounting that is optional to facilitate the market transition from a reference rate, including LIBOR which was phased out in 2021, to a new reference rate. The provisions of the ASUs impact contract modifications and other changes that occur while LIBOR is phased out. The Company adopted the optional relief guidance provided within these ASUs in the fourth quarter of fiscal 2021. The Company’s current debt and derivative instruments utilize SOFR as the reference rate. The adoption of the standard did not impact our financial results for fiscal 2022 or fiscal 2023.

Note 2. Revenue Recognition:

Consumables revenues consist of specialized proteins, immunoassays, antibodies, reagents, blood chemistry and blood gas quality controls, and hematology instrument controls that are typically single-use products recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues consist of extended warranty contracts, post contract support, and custom development projects that are recognized over time as either the customers receive and consume the benefits of such services simultaneously or the underlying asset being developed has no alternative use for the Company at contract inception and the Company has an enforceable right to payment for the portion of the performance completed. Service revenues also include laboratory services recognized at point in time.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of June 30, 2023.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of June 30, 2023 are not material. Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts.

Contract liabilities as of June 30, 2023 and June 30, 2022 were approximately $24.6 million and $25.5 million, respectively. Contract liabilities as of June 30, 2022 subsequently recognized as revenue during the year ended June 30, 2023 were approximately $21.5 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

Revenue by type is as follows:

	Year ended June 30,
	2023	2022	2021
Consumables	$917,733	$890,874	$751,985
Instruments	112,085	120,758	93,782
Services	85,784	71,988	66,416
Total product and services revenue, net	1,115,602	$1,083,620	912,183
Royalty revenues	21,100	21,979	18,849
Total revenues, net	$1,136,702	$1,105,599	$931,032

Revenue by geography is as follows:

	Year Ended June 30,
	2023	2022	2021

United States	$642,465	$614,107	$502,080
EMEA, excluding United Kingdom	220,230	219,055	204,264
United Kingdom	49,457	48,637	40,945
APAC, excluding Greater China	73,190	76,139	69,013
Greater China	113,868	112,438	87,556
Rest of World	37,492	35,223	27,174
Net Sales	$1,136,702	$1,105,599	$931,032

Note 3. Supplemental Balance Sheet and Cash Flow Information:

Inventories:

Inventories consist of (in thousands):

	June 30,
	2023	2022

Raw materials	$84,551	$79,291
Finished goods(1)	92,474	66,943
Inventories, net	$177,025	$146,234
(1)	Finished goods inventory of $5,387 and $5,111 is included within other assets in the June 30, 2023 and June 30, 2022 Balance Sheets, respectively, as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2023	2022
Land	$9,100	$8,572
Buildings and improvements	245,302	229,551
Machinery and equipment	190,019	174,813
Construction in progress	15,491	21,729
Property and equipment, cost	459,912	434,665
Accumulated depreciation and amortization	(233,712)	(211,423)
Property and equipment, net	$226,200	$223,242

Intangibles assets were comprised of the following (in thousands):

	Useful Life	June 30,
	(years)	2023	2022

Developed technology	9 - 15	$616,311	$542,038
Trade names	2 - 20	146,945	146,457
Customer relationships	7 - 16	213,878	225,882
Patents	10	3,815	3,313
Other intangibles	5 - 15	11,566	6,306
Definite-lived intangible assets		992,515	923,996
Accumulated amortization		(480,570)	(415,174)
Definite-lived intangibles assets, net		511,945	508,822
In process research and development		22,700	22,700
Total intangible assets, net		$534,645	$531,522

Changes to the carrying amount of net intangible assets consist of (in thousands):

	June 30,
	2023	2022

Beginning balance	$531,522	$615,968
Acquisitions	75,600	—
Other additions(1)	5,710	293
Amortization expense	(77,491)	(74,147)
Currency translation	(696)	(2,029)
Eminence impairment	—	(8,563)
Ending balance	$534,645	$531,522

(1)Includes the purchase of a $4.6 million intangible asset from Wilson Wolf, an equity method investee of the Company during the year-ended June 30, 2023. This asset will be amortized over a life of 10 years.

Amortization expense related to developed technologies included in cost of sales was $44.3 million, $40.6 million, and $36.5 million in fiscal 2023, 2022, and 2021, respectively. Amortization expense related to trade names, customer relationships, non-compete agreements, and patents included in selling, general and administrative expense was $33.2 million, $33.5 million, and $28.4 million, in fiscal 2023, 2022, and 2021 respectively.

The estimated future amortization expense for intangible assets as of June 30, 2023, excluding any possible future amortization associated with acquired in-process research and development (IPR&D) which has not met technological feasibility, is as follows (in thousands):

2024	$75,331
2025	72,056
2026	68,089
2027	57,920
2028	54,470
Thereafter	184,079
Total	$511,945

Goodwill:

Changes in goodwill by segment and in total consist of (in thousands):

		Diagnostics and
	Protein Sciences	Genomics	Total
June 30, 2021	$392,717	$450,350	$843,067
Acquisitions	—	(4,407)	(4,407)
Eminence impairment	(8,275)	—	(8,275)
Currency translation	(7,949)	(335)	(8,284)
June 30, 2022	$376,493	$445,608	$822,101
Acquisitions	51,257	—	51,257
Currency translation	(723)	102	(621)
June 30, 2023	$427,027	$445,710	$872,737

Other Assets:

Other assets consist of (in thousands):

	June 30,
	2023	2022

Investment in Wilson Wolf	$255,857	$25,000
Derivative instruments	16,857	11,026
Long-term inventory	5,387	5,111
Other	7,201	5,691
Other assets	$285,302	$46,828

Supplemental Cash Flow Information:

Supplemental cash flow information was as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Income taxes paid	$88,428	$30,341	$20,952
Interest paid	8,368	11,027	13,576
Non-cash activities:
Acquisition-related liabilities (1)	12,100	20,400	23,600
Other intangibles (2)	—	—	4,000
(1)	Consists of holdback payments due at future dates and liabilities for contingent consideration. Amounts disclosed above represent the total non-cash change in the liability from the prior fiscal year. Further information regarding liabilities for contingent consideration can be found in Notes 4 and 5.

(2)	$4.0 million of the third party patented technology acquired in fiscal 2021 was a non-cash activity within the consolidated statement of cash flows as a cash payment was not made within the fiscal year ended June 30, 2021.

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

The allocation of purchase price consideration related to Namocell, Inc was completed in the fourth quarter of fiscal 2023. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the twelve months ended June 30, 2023 were approximately $6.4 million and $9.3 million, respectively. The fair values of the assets acquired and liabilities assumed as of the acquisition date and the updated final amounts as of June 30, 2023 are as follows (in thousands):

	Preliminary allocation at acquisition date	Adjustments to fair value		Final allocation at June 30, 2023
Current assets, net of cash	$3,248	$		$3,248
Equipment and other long-term assets	405			405
Intangible assets:
Developed technologies	73,900			73,900
Tradenames	700			700
Customer relationships	900			900
Non-competition agreement	100			100
Goodwill	51,051		206	51,257
Total assets acquired	130,304		206	130,510

Liabilities	546			546
Deferred income taxes, net	17,974		206	18,180
Net assets acquired	$111,784		$—	$111,784

Cash paid, net of cash acquired	101,184			101,184
Contingent consideration payable	10,600			10,600
Net assets acquired	$111,784		$—	$111,784

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

There were no acquisitions in fiscal 2022.

Fiscal year 2021 Acquisitions

Eminence Biotechnology

On October 20, 2020, the Company acquired 47.6% of the outstanding equity shares of Eminence for approximately $9.8 million, net of cash acquired. The fair value of the noncontrolling interest of $9.0 million included in the consolidated balance sheet was a non-cash activity within the statement of cash flows. Eminence is considered a variable interest entity as it is an early stage biotechnology company that required additional funding through a subsequent equity investment, which was used to fund Eminence’s expansion and GMP manufacturing capabilities within China. On April 2, 2021, the Company invested approximately $6 million of additional funding into Eminence, increasing our percentage of outstanding equity shares to 57.4%. The Company was considered the primary beneficiary at the time of initial acquisition given the Company was the largest shareholder coupled with its ability to exercise significant influence over the entity.

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

The Company identified a triggering event related to Eminence during the second quarter of fiscal 2022 and further sold our outstanding shares of Eminence in the first quarter of fiscal 2023. Refer to Note 1 for further details relating to the triggering event and related impairment recorded as well as the details of the sale.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total
	carrying
	value as of	Fair Value Measurements Using
	June 30,	Inputs Considered as
	2023	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$23,739	$23,739	$—	$—
Derivative instruments - cash flow hedges(3)	16,857	—	16,857	—
Total assets	$40,596	$23,739	$16,857	$—

Liabilities
Contingent consideration	$3,500	$—	$—	$3,500
Total liabilities	$3,500	$—	$—	$3,500

	Total
	carrying
	value as of	Fair Value Measurements Using
	June 30,	Inputs Considered as
	2022	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	$59,962	$59,962	$—	$—
Certificates of deposit(2)	14,500	14,500	—	—
Derivative instruments - cash flow hedges(3)	11,026	—	11,026	—
Total assets	$85,488	$74,462	$11,026	$—

Liabilities
Contingent consideration	$5,000	$—	$—	$5,000
Derivative instruments - cash flow hedges(3)	476	—	476	—
Total liabilities	$5,476	$—	$476	$5,000
(1)	Included in available-for-sale investments on the balance sheet. The cost basis of these exchange traded investment grade bond funds as of both June 30, 2023 and June 30, 2022 was $25.0 million. The fair value of these exchange traded investment grade bond funds as of June 30, 2023, and June 30, 2022, was $23.7 million and $23.9 million, respectively. During the quarter ended September 30, 2022, the Company sold all of its outstanding shares of ChemoCentryx Inc (CCXI). The cost basis and fair value of the Company’s available-for-sale equity investment in CCXI was $6.6 million and $36.0 million at June 30, 2022, respectively.
(2)	Included in available-for-sale investments on the balance sheet. The certificates of deposit have contractual maturity dates within one year.
(3)	Derivative assets are included in other assets on the balance sheet as of June 30, 2023 and June 30, 2022. Derivative liabilities as of June 30, 2022 are included in other current liabilities on the balance sheet.

Fair value measurements of available for sale securities

Available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of derivative instruments

In October 2018, the Company entered into forward starting swaps designated as cash flow hedges on outstanding debt. The agreement matured in October 2022 and there was no fair value recorded on the Consolidated Balance Sheet as of June 30, 2023. The fair value of the designated derivative instrument was $0.5 million, and was recorded within short-term liabilities on the Consolidated Balance Sheet as of June 30, 2022.

In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $200 million of notional principal amount. The effective date of the swap was November 2022 with the full swap maturing in November 2025. The fair value of the derivative instrument was $15.4 million and $11.0 million as of June 30, 2023 and June 30, 2022, respectively, which is recorded within other assets on the Consolidated Balance Sheet.

In March 2023, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt. The forward starting swap reduces the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swap, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on $100 million of notional principal amount. The effective date of the swap was April 2023 with the full swap maturing in April 2025. The fair value of the derivative instrument was $1.5 million as of June 30, 2023, and is recorded within other assets on the Consolidated Balance Sheet.

Changes in the fair value of the designated hedged instrument are reported as a component of other comprehensive income and reclassified into interest expense over the corresponding term of the cash flow hedge. The Company reclassified $4.5 million to interest income and related tax expense of $1.1 million during the year ended June 30, 2023.  The Company reclassified $6.4 million to interest expense and related tax benefits of $1.5 million during the fiscal year ended June 30, 2022.

The Company reclassified $8.6 million to interest expense, $0.5 million to non-operating income for the portion of de-designated variable payments considered probable to not occur, and related tax benefits of $2.1 million during the fiscal year ended June 30, 2021, relating to the cash flow hedge entered into in October 2018. No amounts were reclassified relating to the cash flow hedge entered into in May 2021 as they are only recorded within the effective period of the cash flow hedge.

The instruments were valued using observable market inputs in active markets and therefore are classified as Level 2 liabilities.

Fair value measurements of contingent consideration

The Company has $3.5 million in contingent consideration recorded as of June 30, 2023, which is the fair value of contingent consideration related to the Asuragen and Namocell acquisitions. The Company is required to make contingent consideration payments of up to $105.0 million as part of the Asuragen acquisition agreement and up to $25.0 million as part of the Namocell acquisition agreement. As of June 30, 2023, the maximum payout for the Asuragen and Namocell agreements is $100.0 million as both Asuragen and Namocell did not achieve their respective December 31, 2022 revenue milestones.

The Asuragen contingent agreement is based on achieving certain revenue thresholds by December 31, 2022 and December 31, 2023. The opening balance sheet fair value of the liabilities for the Asuragen acquisition was $18.3 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The Company reversed an accrual for the fair value of the contingent liabilities associated with the December 31, 2022 threshold during the second quarter of fiscal 2023. The contingent consideration related to the December 31, 2023 Asuragen threshold was $2.0 million as of June 30, 2023. Contingent consideration was $5.0 million as of June 30, 2022.

The Namocell contingent agreement is based on achieving certain revenue thresholds by December 31, 2022 and December 31, 2023. The opening balance sheet fair value of the liabilities was $10.6 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The Company reversed an accrual for the fair value of the contingent liabilities associated with the December 31, 2022 threshold during the second quarter of fiscal 2023. As of June 30, 2023, the remaining contingent consideration related to Namocell was $1.5 million.

As of June 30, 2023, the Company's obligation for potential contingent consideration payments related to the  B-Mogen acquisitions was relieved as there is a remote likelihood that the revenue thresholds and product milestones would be achieved in the timeframe established within the purchase agreement. As a result, the Company reversed an accrual for the fair value of the contingent liabilities at the date of settlement during fiscal 2022.

During the first quarter of fiscal 2022, the Company made a $4.0 million payment on the QT Holdings Corporation contingent consideration agreement relating to certain product development milestones. The cash paid was consistent with the related accrual for QT Holdings Corporation as of June 30, 2021.

The ultimate settlement of contingent consideration liabilities for the Asuragen and Namocell acquisitions could deviate from current estimates based on the actual results of the financial measures described above. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in general and administrative expense.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	June 30,
	2023	2022

Fair value at the beginning of period	$5,000	$29,400
Purchase price contingent consideration (Note 4)	10,600	—
Change in fair value of contingent consideration	(12,100)	(20,400)
Payments	—	(4,000)
Fair value at the end of period	$3,500	$5,000

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

The amended and restated Credit Agreement matures on August 1, 2027 and contains customary restrictive and financial covenants and customary events of default. As of June 30, 2023, the outstanding balance under the Credit Agreement was $350.0 million.

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

Variable lease payments primarily include payments for non-lease components, such as maintenance costs and payments for non-components such as sales tax. During fiscal year 2023, the Company recognized $4.4 million in variable lease expense in the Consolidated Statements of Earnings and Comprehensive Income. During fiscal year 2023, the Company also recognized $15.9 million relating to fixed lease expense in the Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of right of use assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

		As of
		June 30,
	Balance Sheet Classification	2023
Operating leases:
Operating lease right of use assets	Right of Use Asset	$98,326

Current operating lease liabilities	Operating lease liabilities - current	$11,199
Noncurrent operating lease liabilities	Operating lease liabilities	93,766
Total operating lease liabilities		$104,965

Weighted average remaining lease term (in years):		9.33

Weighted average discount rate (%):		4.27

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the year ended June 30, 2023 (in thousands):

Year ended
June 30,
2023
Cash amounts paid on operating lease liabilities(1)	$14,934

Right of use assets obtained in exchange for lease liabilities	$48,103
(1)	Total cash paid for the Company’s operating leases during the year ended June 30, 2023 include cash amounts paid on operating lease liabilities and variable lease expenses. Cash flow impacts from right of use assets and lease liabilities are presented net on the cash flow statement in changes in other operating activity.

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

June 30, 2023
Operating
Leases
2024	$15,167
2025	14,957
2026	15,097
2027	12,484
2028	12,482
Thereafter	59,715
Total	$129,902
Less: Amounts representing interest	24,937
Total lease obligations	$104,965

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (loss) Information:

Equity

The Company has declared cash dividends per share of $0.32 in each of the full fiscal years ended June 30, 2023, June 30, 2022, and June 30, 2021. During the years ended June 30, 2023, June 30, 2022 and June 30, 2021, the Company repurchased 222,000 shares at an average share price of $88.12, 1,576,952 shares at an average share price of $102.06, and 480,000 shares at an average share price of $89.95, respectively. The Company’s accounting policy is to record the portion of share repurchases in excess of the par value entirely in retained earnings. During fiscal year 2023, 2022 and 2021, the amounts within the Consolidated Statements of Shareholders’ Equity for the surrender and retirement of stock to exercise options due to net settlement stock options exercises were $28.9 million, $23.5 million, and $19.3 million, respectively.

Accumulated Other Comprehensive Income (loss)

Changes in accumulated other comprehensive income (loss) attributable to Bio-Techne, net of tax, are summarized as follows (in thousands):

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance June 30, 2020(3)	$(13,253)	$(83,946)	$(97,199)
Other comprehensive income (loss) before reclassifications	100	32,848	32,948
Reclassification from loss on derivatives to interest expense, net of taxes(1)	6,960	—	6,960
Balance June 30, 2021(3)	$(6,193)	$(51,098)	$(57,291)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne(2)	9,403	(32,171)	(22,768)
Reclassification from loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	4,859	—	4,859
Balance as of June 30, 2022	$8,069	$(83,269)	$(75,200)
Other comprehensive income (loss) before reclassifications, net of taxes, attributable to Bio-Techne(2)	8,246	4,191	12,437
Reclassification from (gain) loss on derivatives to interest expense, net of taxes, attributable to Bio-Techne(1)	(3,453)	—	(3,453)
Reclassification of cumulative translation adjustment for Eminence to non-operating income, net of taxes, attributable to Bio-Techne	—	152	152
Balance as of June 30, 2023(2)	$12,862	$(78,926)	$(66,064)
(1)	Gains (losses) on the interest swap will be reclassified into interest expense as payments on the derivative agreement are made. The Company reclassified $4,526 to interest income and recorded a related tax expense of $1,073 during fiscal 2023. The Company reclassified $6,352 to interest expense and recorded a related tax benefit of $1,493 during fiscal 2022. The Company reclassified $8,598 to interest expense and $512 to non-operating income relating to variable interest payments that were probable not to occur for the fiscal year ended June 30, 2021. The Company also recorded a related tax benefit of $2,150 during fiscal 2021.

(2)	Other comprehensive income related to foreign currency translation adjustments in the table above includes the amount attributable to Bio-Techne and excludes the $33 and $70 attributable to the non-controlling interest in Eminence as of June 30, 2023, and June 30, 2022, respectively.
(3)	The Company had a net deferred tax liability of $3,995 and $2,480 as of June 30, 2023, and June 30, 2022, respectively, and a net deferred tax benefit of $1,908 as of June 30, 2021.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2023	2022	2021
Earnings per share – basic:
Net earnings, including noncontrolling interest	285,442	263,099	139,585
Less net earnings (loss) attributable to noncontrolling interest	179	(8,952)	(825)
Net earnings attributable to Bio-Techne	$285,263	$272,051	$140,410
Income allocated to participating securities	(70)	(121)	(86)
Income available to common shareholders	$285,193	$271,930	$140,324
Weighted-average shares outstanding – basic	157,179	156,874	154,986
Earnings per share – basic	$1.81	$1.73	$0.91

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$285,442	$263,099	$139,585
Less net earnings (loss) attributable to noncontrolling interest	179	(8,952)	(825)
Net earnings attributable to Bio-Techne	285,263	272,051	140,410
Income allocated to participating securities	(70)	(121)	(86)
Income available to common shareholders	$285,193	$271,930	$140,324
Weighted-average shares outstanding – basic	157,179	156,874	154,986
Dilutive effect of stock options and restricted stock units	4,676	7,240	6,946
Weighted-average common shares outstanding – diluted	161,855	164,114	161,932
Earnings per share – diluted	$1.76	$1.66	$0.87

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

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 4.5 million, 2.8 million, and 2.4 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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

Equity incentive plan: The 2020 Equity Incentive Plan, which replaced the Company’s Second Amended and Restated 2010 Equity Incentive Plan, provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There were 36.2 million shares of common stock authorized for grant under the Plan. The maximum aggregate number of shares of common stock reserved and available for awards under the Plan is 9,936,808 shares. At June 30, 2023, there were 6.6 million shares of common stock available for grant under the 2020 Equity Incentive Plan. The maximum term of incentive options granted under the 2020 Equity Incentive Plan is ten years. The 2020 Equity Incentive Plan replaced the Company’s second A&R 2010 Plan, which had previously amended and restated the Company’s Amended and Restated 2010 Equity Incentive Plan (the A&R 2010 Plan). The 2020 Equity Incentive Plan and Second A&R 2010 Plan (collectively, the Plans) are administered by the Board of Directors and its Executive Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards as of June 30, 2023 under the 2020 Equity Incentive Plan were 13.9 million.

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2023	2022	2021
Dividend yield	0.34%	0.27%	0.47%
Expected volatility	30%-36%	27%-33%	25%-30%
Risk-free interest rates	2.8%-4.4%	0.6%-2.6%	0.2%-0.7%
Expected lives (years)	4.7	4.3	4.4

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

Stock option activity under the Plans for the three years ended June 30, 2023, consists of the following (shares in thousands):

		Weighted	Aggregate	Weighted
	Number of	Average	Intrinsic	Average
	Shares (in	Exercise	Value	Contractual
	thousands)	Price	(millions)	Life (years)

Outstanding at June 30, 2020	14,435	$35.07
Granted	3,051	69.44
Forfeited	(109)	53.58
Exercised	(2,509)	28.13
Outstanding at June 30, 2021	14,868	$43.16
Granted	1,390	120.15
Forfeited	(539)	87.05
Exercised	(2,450)	33.61
Outstanding at June 30, 2022	13,269	$51.20
Granted	2,351	93.81
Forfeited and Expired	(118)	85.99
Exercised	(1,578)	29.48
Outstanding at June 30, 2023	13,924	$60.56	$843.3	3.4
Exercisable at June 30, 2021:	7,057	31.61
Exercisable at June 30, 2022:	7,797	36.99
Exercisable at June 30, 2023:	8,641	44.76	386.7	2.4

The weighted average fair value of options granted during fiscal 2023, 2022, and 2021 was $29.53, $29.78, and $14.94, respectively. The total intrinsic value of options exercised during fiscal 2023, 2022, and 2021 were $90.2 million, $209.3 million, and $145.6 million, respectively. The total fair value of options vested during fiscal 2023, 2022, and 2021 were $46.5 million, $82.3 million, and $70.5 million, respectively.

Restricted common stock activity under the Plans for the three years ended June 30, 2023, consists of the following (units in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual
	Shares (in	Date Fair	Term
	thousands)	Value	(years)
Unvested at June 30, 2020	110	$44.30
Granted	47	66.18
Vested	(65)	42.91
Forfeited	—	—
Unvested at June 30, 2021	92	$56.52
Granted	28	122.34
Vested	(54)	54.57
Forfeited	—	—
Unvested at June 30, 2022	66	$85.83
Granted	11	73.94
Vested	(40)	78.85
Forfeited	—	—
Unvested at June 30, 2023	37	$89.91	5.90

The total fair value of restricted shares that vested was $3.1 million for fiscal 2023, $2.9 million for fiscal 2022, and $2.8 million for fiscal 2021.

Restricted stock unit activity under the Plans for the three years ended June 30, 2023, consists of the following (units in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual
	Units	Date Fair	Term
	(in thousands)	Value	(years)
Outstanding at June 30, 2020	465	$39.81
Granted	123	75.20
Vested	(206)	32.55
Forfeited	—	—
Outstanding at June 30, 2021	382	$55.13
Granted	110	117.60
Vested	(145)	44.62
Forfeited	(45)	104.34
Outstanding at June 30, 2022	302	$75.54
Granted	107	90.96
Vested	(123)	52.34
Forfeited	(3)	106.13
Outstanding at June 30, 2023	283	$91.10	5.32

The total fair value of restricted stock units that vested was $6.4 million for fiscal 2023, $6.5 million for fiscal 2022, and $6.7 million for fiscal 2021. The restricted stock units vest over a three-year period.

Stock-based compensation cost, inclusive of payroll taxes, of $39.3 million, $44.0 million, and $46.4 million was included in selling, general and administrative expense in fiscal 2023, 2022 and 2021, respectively. Additionally, stock-based compensation costs, inclusive of payroll taxes, of $1.0 million, $1.4 million, and $1.6 million was included in cost of goods sold in 2023, 2022, and 2021, respectively. As of June 30, 2023, there was $27.4 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2024 through 2026 using a 4.5% forfeiture rate. The weighted average period over which the compensation cost is expected to be recognized is 2.2 years.

Employee stock purchase plan: In fiscal year 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company’s shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. The Company recorded expense of $0.9 million, $1.0 million, and $0.9 million for the ESPP in fiscal 2023, 2022, and 2021, respectively.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $4.9 million, $4.3 million, and $3.4 million for the years ended June 30, 2023, 2022, and 2021, respectively. The Company operates defined contribution pension plans, which consists of primarily our U.K. and China employees. The Company’s contribution to the defined pension contribution plan was $2.4 million, $2.3 million, and $1.6 million for the years ended June 30, 2023, 2022 and 2021, respectively.

Performance incentive programs: In fiscal 2023, under certain employment agreements, a Management Incentive Plan, and a business incentive plan, available to executive officers, certain management personnel, and certain other professional employees, the Company recorded cash bonuses of $10.8 million, granted options for 2,350,980 shares of common stock, issued 10,816 restricted common shares and 107,202 restricted stock units. In fiscal 2022 and fiscal 2021, the Company recorded cash bonuses of $26.5 million and $21.1 million, granted options for 1,390,436 and 3,051,044 shares of common stock, issued 27,584 and 47,212 restricted common stock shares and 110,292 and 123,292 restricted stock units, respectively.

Note 11. Other Income / (Expense)

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Year Ended
	June 30,
	2023	2022	2021
Interest expense	$(11,215)	$(11,309)	$(13,952)
Interest income	3,410	794	473
Gain (loss) on investment(1)	49,328	15,186	(68,047)
Gain (loss) on equity method investment	(1,143)	—	—
Other non-operating income (expense), net(1)	(665)	125	(7,595)
Total other income (expense)	$39,715	4,796	$(89,121)

(1)For the year ended June 30, 2023, primarily due to a $37.2 million gain on the sale of our CCXI investment, a $11.7 million gain on the sale of Eminence, and a gain of $0.4 million related to the change in fair value of our exchange traded bond funds, compared to a $16.1 million gain in the fair value of our CCXI investment for the year ended June 30, 2022 and a loss of $67.9 million in the fair value of our CCXI investment in the year ended June 30, 2021.

Note 12. Income Taxes:

Income before income taxes was comprised of the following (in thousands):

	Year Ended June 30,
	2023	2022	2021
Domestic	$288,458	$255,118	$95,662
Foreign	50,201	46,268	52,513
Earnings before income taxes	$338,659	$301,386	$148,175

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2023	2022	2021
Taxes on income consist of:
Current tax provision:
Federal	$59,810	$10,080	$15,179
State	12,753	6,663	6,681
Foreign	10,453	14,481	14,743
Total current tax provision	83,016	31,224	36,603
Deferred tax provision:
Federal	(28,829)	8,130	(20,812)
State	(2,414)	1,477	(4,962)
Foreign	1,444	(2,544)	(2,239)
Total deferred tax provision	(29,799)	7,063	(28,013)
Total income tax provision	$53,217	$38,287	$8,590

The Company’s effective income tax rate for fiscal 2023 was 15.7% vs 12.7% in the prior year. The change in the effective tax rate for fiscal 2023 and 2022 was driven by share-based compensation as the number of stock option exercises decreased compared to the prior year comparative period.

The Company’s effective income tax rate for fiscal 2022 was 12.7% vs 5.8% in the prior year. The change in the effective tax rate for fiscal 2022 and 2021 was driven by a mix of increased net income and the dilutive effect that the increased net income has on the favorable rate benefits, primarily related to share-based compensation excess tax benefits of $29.3 million in fiscal 2022.

The Company’s discrete tax benefits in fiscal 2023, 2022, and 2021 primarily related to share-based compensation excess tax benefits of $12.3 million, $29.3 million, and $28.1 million, respectively.

The following is a reconciliation of the federal tax calculated at the statutory rate to the actual income taxes provided:

	Year Ended June 30,
	2023	2022	2021

Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.5	2.2	0.6
Research and development tax credit	(1.3)	(1.0)	(1.8)
Contingent consideration adjustment	(0.8)	(1.4)	0.8
Foreign tax rate differences	(0.6)	0.4	0.8
(Gain)/loss on investment	(0.7)	1.1	—
Option exercises	(3.3)	(9.4)	(16.9)
U.S. taxation of foreign earnings	0.4	(0.1)	(0.1)
Foreign derived intangible income	(3.4)	(1.9)	(5.1)
Foreign withholding tax	1.5	—	—
Executive compensation limitations	0.8	1.9	6.5
Other, net	(0.4)	(0.10)	0.0
Effective tax rate	15.7%	12.7%	5.8%

Deferred taxes on the Consolidated Balance Sheets consisted of the following temporary differences (in thousands):

	June 30,
	2023	2022

Inventory	$10,906	$8,033
Net operating loss carryovers	20,315	27,948
Tax credit carryovers	9,218	13,131
Excess tax basis in equity investments	939	2,435
Deferred compensation	16,528	11,778
Lease liability	21,001	13,779
Capitalized R&D	21,081	—
Other	4,379	8,585
Valuation allowance	(9,344)	(9,466)
Deferred tax assets	95,023	76,223

Net unrealized gain on available-for-sale investments	—	(6,963)
Intangible asset amortization	(134,810)	(133,672)
Depreciation	(21,449)	(18,060)
Right of use asset	(20,021)	(12,793)
Derivative - cash flow hedge	(3,995)	(2,480)
Other	(3,730)	(1,249)
Deferred tax liabilities	(184,005)	(175,217)
Net deferred income tax liabilities	$(88,982)	$(98,994)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance as of June 30, 2023 was $9.3 million compared to $9.5 million in the prior year.

As of June 30, 2023, the $9.3 million valuation allowance relates to certain foreign and state tax net operating loss and state credit carryforwards that existed at the date the Company completed various previous acquisitions as well as immaterial amounts generated after the acquisitions. The Company believes it is more likely than not that these tax carryovers will not be realized.

As of June 30, 2023, the Company has federal operating loss carryforwards of approximately $52.7 million and state operating loss carryforwards of $142.7 million from its previous acquisitions, which are not limited under IRC Section 382. As of June 30, 2023, the Company has foreign net operating loss carryforwards of $3.2 million. Some of the net operating loss carryforwards expire between fiscal 2024 and 2036.  Federal net operating loss carryforwards generated after December 31, 2017 have an indefinite carryforward period but the Company expects to be fully utilize these attributes by June 30, 2027.  The Company has a deferred tax asset of $14.8 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. As of June 30, 2023, the Company has federal and state tax credit carryforwards of $4.9 million and $5.4 million, respectively. The federal tax credit carryforwards expire between 2028 and 2040. The majority of the state credit carryforwards have no expiry date. The state credit carryforwards that have expiry dates have a full valuation allowance.  The Company has a deferred tax asset of $6.1 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

As of June 30, 2023, the Company has approximately $219 million of undistributed earnings in its foreign subsidiaries. Approximately $99 million of these earnings are no longer considered permanently reinvested and the Company expects to be able to repatriate earnings on a tax neutral basis. The Company has not provided deferred taxes on approximately $120 million of undistributed earnings from non-U.S. subsidiaries as of June 30, 2023 which are indefinitely reinvested in operations. Because of the multiple entities as well as the complexities of laws and regulations by which to repatriate the earnings to minimize tax cost, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. A deferred tax liability will be recognized if the Company can no longer demonstrate that it plans to indefinitely reinvest the undistributed earnings.

We continue to analyze our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation.

The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2023	2022	2021
Beginning balance	$5,302	$7,271	$4,297
Additions due to acquisitions	—	960	—
Additions for tax positions of prior year	—	304	4,038
Decrease in unrecognized tax benefits for prior year positions	—	(357)	(778)
Settlements	—	(2,860)	(286)
FX impact	(11)	(16)	—
Ending balances	$5,291	$5,302	$7,271

Included in the balance of unrecognized tax benefits at June 30, 2023 are potential benefits of $5.3 million that, if recognized, would affect the effective tax rate on income from continuing operations. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The Company had $0.5 million of accrued interest and penalties as of June 30, 2023.  The amount recorded for the periods ended June 30, 2022 was $0.3 million in accrued interest and penalties and for  2021 was immaterial. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months.  The Company files income tax returns in the U.S. federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company’s federal returns are subject to tax assessment for 2018 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 13. Segment Information:

The Company operates under two operating segments, Protein Sciences and Diagnostics and Genomics.

The Company’s Protein Sciences segment is comprised of the reagent solutions and analytical solutions. These businesses manufacture consumables used for conducting laboratory experiments by both industry and academic scientists within the biotechnology and biomedical life science fields. No customer in the Protein Sciences segment accounted for more than 10% of the segment’s net sales for the years ended June 30, 2023, 2022, and 2021.

The Company’s Diagnostics and Genomics segment is comprised of diagnostics reagents, genomics, and molecular diagnostics, which includes our Exosome and Asuragen acquisitions. Diagnostics reagents develops and manufactures a range of controls and calibrators used with diagnostic equipment and as proficiency testing tools, as well as other reagents incorporated into diagnostic kits. Genomics and molecular diagnostics consists of exosome-based diagnostics products for various pathologies, as well as tissue-based in-situ hybridization assays for research in clinical use. No customer in the Diagnostics and Genomics segment accounted for more than 10% of the segment’s net sales for the fiscal years ended June 30, 2023, 2022, and 2021.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2023	2022	2021
Net sales:
Protein Sciences	$845,747	$832,311	$704,564
Diagnostics and Genomics	292,602	274,843	227,744
Intersegment	(1,647)	(1,555)	(1,276)
Consolidated net sales	$1,136,702	$1,105,599	$931,032

Operating income:
Protein Sciences	$373,684	$377,623	$330,225
Diagnostics and Genomics	43,037	48,977	38,425
Segment operating income	416,721	426,600	368,650
Costs recognized on sale of acquired inventory	(400)	(1,596)	(1,565)
Amortization of intangibles	(76,413)	(73,054)	(64,239)
Impact of partially-owned consolidated subsidiaries(1)	647	(2,393)	(1,505)
Acquisition related expenses and other	9,965	19,070	(7,114)
Eminence impairment	—	(18,715)	—
Stock based compensation, inclusive of employer taxes	(41,217)	(46,401)	(51,846)
Restructuring costs	(3,829)	(1,640)	(142)
Corporate general, selling, and administrative expenses	(6,530)	(5,281)	(4,943)
Consolidated operating income	$298,944	$296,590	$237,296

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

	Year Ended June 30,
	2023	2022	2021
Consumables revenue - Protein Sciences	$665,301	$646,952	$557,037
Consumables revenue - Diagnostics and Genomics	252,432	243,922	194,948
Total consumable revenue	$917,733	$890,874	$751,985

The following is financial information relating to geographic areas (in thousands):

	Year ended June 30,
	2023	2022
Long-lived assets:
United States and Canada	$203,657	$203,732
Europe	19,263	16,223
Asia	3,280	3,287
Total long-lived assets	$226,200	$223,242
Intangible assets:
United States and Canada	$529,652	$523,536
Europe	4,553	6,281
Asia	440	1,705
Total intangible assets	$534,645	$531,522

Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation.

Note 14. Subsequent Events:

On July 7, 2023, the Company completed the acquisition of Lunaphore Technologies SA for approximately $165 million, net of cash acquired.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bio-Techne Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries (the Company) as of June 30, 2023 and June 30, 2022, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value measurement of the developed technology intangible asset acquired in the Namocell acquisition

As discussed in Note 4 to the consolidated financial statements, the Company acquired Namocell, Inc. in July 2022, for total consideration of $101.2 million, net of cash acquired. As a result of the acquisition, the Company recognized intangible assets of $75.6 million, including developed technology of $73.9 million.

We identified the assessment of the fair value measurement of the acquired developed technology as a critical audit matter. There was a high degree of subjectivity in applying and evaluating certain key assumptions used to estimate the fair value of the acquired developed technology. Specifically, the revenue growth rates and the discount rate were challenging to test as they represented subjective determinations of future market and economic conditions. Changes to those assumptions could have had a significant effect on the determination of the fair value measurements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the revenue growth rates and discount rate. We performed sensitivity analyses over the revenue growth rates to assess the impact of changes in those assumptions on the Company’s determination of the fair value of the developed technology. We evaluated the reasonableness of the Company’s forecasted revenue growth rates used to determine forecasted revenues by comparing them to historical results and industry related third-party data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the discount rate used by the Company by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.
●	testing the estimate of the fair value of the developed technology using the Company’s cash flow forecasts and discount rates and comparing the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Minneapolis, Minnesota
August 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bio-Techne Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Bio-Techne Corporation and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and June 30, 2022, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated August 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
August 23, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The evaluation was based upon reports and certifications provided by a number of executives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2023.

The attestation report on our internal control over financial reporting issued by KPMG LLP appears in Item 8 of this report.

(c)	Changes in Internal Control Over Financial Reporting

As previously announced, we acquired Namocell Inc on July 1, 2022. With the completion of final financial integration activities, the Company’s operations have been incorporated into our assessment of internal control over financial reporting as of June 30, 2023.

There were no other changes in the Company’s internal control over financial reporting during fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Registrant" which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Principle Shareholders" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation" in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Election of Directors" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company’s Proxy Statement for its 2023

 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2023, 2022, and 2021

Consolidated Balance Sheets as of June 30, 2023 and 2022

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the Years Ended June 30, 2023, 2022, and 2021

Notes to Consolidated Financial Statements for the Years Ended June 30, 2023, 2022, and 2021

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)

A. (2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or Notes thereto.

A. (3) Exhibits.

EXHIBIT INDEX

for Form 10-K for the 2023 Fiscal Year

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company—incorporated by reference to Exhibit 3.1 of the Company’s 8-K dated November 1, 2022*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 27, 2022*

4.1	Description of Capital Stock -- attached as Exhibit 4.1 hereto

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 26, 2017*

10.3**	Form of Time Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**	Form of Performance Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**	Form of Time Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**	Form of the Time Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**	Form of Performance Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**	Form of Time Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

10.10**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**	Form of Employee Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

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

10.16

Amended and Restated Credit Agreement by and among the Company, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated August 31, 2022 -incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 7, 2022*

10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company--incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated February 8, 2018*

10.18**	Bio-Techne 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k dated November 3, 2020*

10.20	Form of Director Non-Qualified Stock Option Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Form 8-k dated November 3, 2020*

10.21**	Form of Employee Non-Qualified Stock Option Agreement (Global) – incorporated by reference to Exhibit 10.3 of the Company’s Form 8-k dated November 3, 2020*

10.22**	Form of Performance Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.4 of the Company’s Form 8-k dated November 3, 2020*

10.23**	Form of Performance Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.5 of the Company’s Form 8-k dated November 3, 2020*

10.24**	Form of Performance Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.6 of the Company’s Form 8-k dated November 3, 2020*

10.25**	Form of Performance Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.7 of the Company’s Form 8-k dated November 3, 2020*

10.26**	Form of Time Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.8 of the Company’s Form 8-k dated November 3, 2020*

10.27**	Form of Time Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.9 of the Company’s Form 8-k dated November 3, 2020*

10.28**	Form of Time Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.10 of the Company’s Form 8-k dated November 3, 2020*

10.29**	Form of Time Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.11 of the Company’s Form 8-k dated November 3, 2020*

19	Bio-Techne’s Insider Trading Policy

21	Subsidiaries of the Company

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION

Date: August 23, 2023	/s/ Charles R. Kummeth
	By:	Charles R. Kummeth
	Its:	President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 23, 2023	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 23, 2023	/s/ Julie Bushman
Julie Bushman, Director

August 23, 2023	/s/ Rupert Vessey
Dr. Rupert Vessey, Director

August 23, 2023	/s/ Joseph Keegan, Ph.D.
Dr. Joseph Keegan, Director

August 23, 2023	/s/ John L. Higgins
John L. Higgins, Director

August 23, 2023	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 23, 2023	/s/ Alpna Seth, Ph.D.
Dr. Alpna Seth, Director

August 23, 2023	/s/ Randolph C. Steer, Ph.D., M.D.
Dr. Randolph C. Steer, Director

August 23, 2023	/s/ Charles R. Kummeth
Charles R. Kummeth, Director and Chief Executive Officer (principal executive officer)

August 23, 2023	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)