Form 10-Q
period 2023-09-30
BIO-TECHNE Corp
filed 2023-11-07
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023, or

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

At November 1, 2023, 158,150,379 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2023	2022

Net sales	$276,935	$269,655
Cost of sales	91,744	90,060
Gross margin	185,191	179,595

Operating expenses:
Selling, general and administrative	105,331	99,375
Research and development	23,998	23,903
Total operating expenses	129,329	123,278
Operating income	55,862	56,317

Other income (expense)	(6,304)	47,399
Earnings before income taxes	49,558	103,716
Income taxes (benefit)	(1,435)	13,982
Net earnings, including noncontrolling interest	50,993	89,734
Net earnings attributable to noncontrolling interest	—	179
Net earnings attributable to Bio-Techne	$50,993	$89,555
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,602)	(21,457)
Foreign currency translation reclassified to earnings with Eminence deconsolidation	—	119
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	(350)	4,695
Other comprehensive income (loss)	(11,952)	(16,643)
Other comprehensive income (loss) attributable to noncontrolling interest	—	(33)
Other comprehensive income (loss) attributable to Bio-Techne	(11,952)	(16,610)
Comprehensive income attributable to Bio-Techne	$39,041	$72,945

Earnings per share attributable to Bio-Techne(1):
Basic	$0.32	$0.57
Diluted	$0.31	$0.55

Weighted average common shares outstanding(1):
Basic	158,130	156,929
Diluted	161,940	162,172

(1)Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend on November 29,2022. See Note 1 for details.

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30,
	2023	June 30,
	(unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$148,663	$180,571
Short-term available-for-sale investments	—	23,739
Accounts receivable, less allowance for doubtful accounts of $4,920 and $4,738, respectively	204,570	218,468
Inventories	186,080	171,638
Other current assets	52,164	27,066
Total current assets	591,477	621,482

Property and equipment, net	231,683	226,200
Right of use asset	102,277	98,326
Goodwill	969,376	872,737
Intangible assets, net	578,971	534,645
Other assets	281,576	285,302
Total assets	$2,755,360	$2,638,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,084	$25,679
Salaries, wages and related accruals	34,891	36,747
Accrued expenses	15,937	14,880
Contract liabilities	24,516	23,069
Income taxes payable	5,938	12,022
Operating lease liabilities - current	12,198	11,199
Contingent consideration payable	1,750	3,500
Other current liabilities	4,440	1,413
Total current liabilities	127,754	128,509

Deferred income taxes	83,134	88,982
Long-term debt obligations	440,000	350,000
Operating lease liabilities	97,332	93,766
Other long-term liabilities	9,394	10,919

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 158,354,579 and 157,641,914 respectively	1,584	1,576
Additional paid-in capital	746,606	721,543
Retained earnings	1,327,572	1,309,461
Accumulated other comprehensive loss	(78,016)	(66,064)
Total Bio-Techne’s shareholders’ equity	1,997,746	1,966,516
Noncontrolling interest	—	—
Total shareholders’ equity	1,997,746	1,966,516
Total liabilities and shareholders’ equity	$2,755,360	$2,638,692

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$50,993	$89,734
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,540	26,641
Costs recognized on sale of acquired inventory	181	300
Deferred income taxes	(11,591)	(4,767)
Stock-based compensation expense	10,093	14,461
Fair value adjustment to contingent consideration payable	(1,750)	(100)
Gain on sale of CCXI investment	—	(37,176)
Fair value adjustment on available-for-sale investments	(283)	(911)
(Gain) loss on equity method investment	2,382	—
Gain on sale of Eminence	—	(11,682)
Leases, net	613	2,545
Other operating activity	182	(32)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	15,599	17,335
Inventories	(5,216)	(10,685)
Prepaid expenses	(2,572)	(2,760)
Trade accounts payable, accrued expenses, contract liabilities, and other	(2,695)	(1,401)
Salaries, wages and related accruals	(2,157)	(28,360)
Income taxes payable	(22,936)	2,939
Net cash provided by (used in) operating activities	59,383	56,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	23,759	14,509
Purchases of available-for-sale investments	—	(14,500)
Proceeds from sale of CCXI investment	—	73,219
Additions to property and equipment	(13,592)	(9,556)
Acquisitions, net of cash acquired	(166,426)	(101,184)
Distributions from (Investments in) Wilson Wolf	2,149	—
Proceeds from sale of Eminence	—	17,824
Net cash provided by (used in) investing activities	(154,110)	(19,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,654)	(12,545)
Proceeds from stock option exercises	14,394	11,950
Re-purchases of common stock	—	(19,562)
Borrowings under line-of-credit agreement	160,000	449,661
Repayments of long-term debt	(70,000)	(441,000)
Taxes paid on RSUs and net share settlements	(20,228)	(17,853)
Other financing activity	—	(2,457)
Net cash provided by (used in) financing activities	71,512	(31,806)

Effect of exchange rate changes on cash and cash equivalents	(8,693)	(11,897)
Net change in cash and cash equivalents	(31,908)	(7,310)
Cash and cash equivalents at beginning of period	180,571	172,567
Cash and cash equivalents at end of period	$148,663	$165,257

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32,797	$14,892
Cash paid for interest	$4,506	$3,409

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2023, included in the Company's Annual Report on Form 10-K for fiscal 2023. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2023. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

During the quarter ended September 30, 2023, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2023.

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

The investment in Wilson Wolf is accounted for as an equity method investment under ASC 323. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. Distributions from the equity method investee are accounted for using the cumulative earnings approach on the Consolidated Statement of Cash Flows. For the quarter ended September 30, 2023, there was $2.3 million of loss recorded on the Company’s Consolidated Statement of Earnings and Comprehensive Income related to the investment. The Company’s total investment of $252 million is included within Other assets on the Consolidated Balance Sheet.

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

Fiscal Year 2023 Restructuring Actions:

Protein Sciences realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate operations resources to high growth areas of the business. Additional actions were taken in June 2023 primarily related to the sales organization. The actions impacted a limited number of employees and are expected to be completed in the fourth quarter of fiscal 2024. As a result of the realignment, a pre-tax charge of $1.7 million related to employee severance was recorded in the Selling, general and administrative line of operating income within our Protein Sciences segment during the year ended June 30, 2023. Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

Employee
severance
Expense incurred in fiscal year 2023	$1,677
Fiscal year 2023 cash payments	(762)
Fiscal year 2023 adjustments	(18)
Accrued restructuring actions balances as of June 30, 2023	$897
Fiscal year 2024 cash payments	(707)
Fiscal year 2024 adjustments(1)	89
Accrued restructuring actions balances as of September 30, 2023(2)	$279

(1) Fiscal year 2024 adjustments relate to the refinement of the accrual recorded in fiscal year 2023.

(2) The remaining balance as of September 30, 2023 relates to employee severance that is paid out over a one-year period.

QT Holdings Corporation (Quad)

In August 2022, the Company informed employees of our decision to close our QT Holdings Corporation (Quad) facility as part of a realignment of activities within our Reagent Solutions division. The closure of the site was completed in the fourth quarter of fiscal 2023. As a result of the restructuring activities, a pre-tax charge of $2.2 million was recorded within our Protein Sciences segment. The related restructuring charges for the year ended June 30, 2023 were recorded in the income statement as follows (in thousands):

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

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the quarter ended September 30, 2023. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2023.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of September 30, 2023.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2023 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of September 30, 2023 and June 30, 2023 were approximately $25.8 million and $24.6 million, respectively. Contract liabilities as of June 30, 2023 subsequently recognized as revenue during the quarter ended September 30, 2023 were approximately $11.8 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

Revenue by type is as follows (in thousands):

	Quarter Ended
	September 30,
	2023	2022
Consumables	$224,547	$216,430
Instruments	24,860	26,458
Services	21,454	21,445
Total product and services revenue, net	$270,861	$264,333
Royalty revenues	6,074	5,322
Total revenues, net	$276,935	$269,655

Revenue by geography is as follows (in thousands):

	Quarter Ended
	September 30,
	2023	2022

United States	$159,105	$155,431
EMEA, excluding United Kingdom	54,798	46,021
United Kingdom	12,449	11,702
APAC, excluding Greater China	17,351	17,465
Greater China	25,485	31,521
Rest of World	7,747	7,515
Net Sales	$276,935	$269,655

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2023	2023

Raw materials	$84,739	$84,551
Finished goods(1)	106,539	92,474
Inventories, net	$191,278	$177,025

(1) Finished goods inventory of $5,198 and $5,387 included within other long-term assets in the respective September 30, 2023 and June 30, 2023, consolidated balance sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2023	2023
Land	$9,076	$9,100
Buildings and improvements	245,161	245,302
Machinery and equipment	196,655	190,019
Construction in progress	21,769	15,491
Property and equipment, cost	472,661	459,912
Accumulated depreciation and amortization	(240,978)	(233,712)
Property and equipment, net	$231,683	$226,200

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2023	2023

Developed technology	$674,274	$616,311
Trade names	151,324	146,945
Customer relationships	214,601	213,878
Patents	3,985	3,815
Other intangibles	11,860	11,566
Definite-lived intangible assets	1,056,044	992,515
Accumulated amortization	(499,773)	(480,570)
Definite-lived intangibles assets, net	556,271	511,945
In process research and development	22,700	22,700
Total intangible assets, net	$578,971	$534,645

Changes to the carrying amount of net intangible assets for the period ended September 30, 2023 consist of (in thousands):

Beginning balance	$534,645
Acquisitions	66,400
Other additions	433
Amortization expense	(20,231)
Currency translation	(2,276)
Ending balance	$578,971

The estimated future amortization expense for intangible assets as of September 30, 2023 is as follows (in thousands):

Remainder 2024	$60,132
2025	77,039
2026	73,092
2027	62,952
2028	59,308
Thereafter	223,748
Total	$556,271

Goodwill:

Changes to the carrying amount of goodwill for the period ended September 30, 2023 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Genomics	Total
June 30, 2023	$427,027	$445,710	$872,737
Acquisitions	—	102,560	102,560
Currency translation	(2,983)	(2,938)	(5,921)
September 30, 2023	$424,044	$545,332	$969,376

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a qualitative goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2023. No indicators of impairment were identified as part of our assessment.

Other assets:

Other assets consist of (in thousands):

	September 30,	June 30,
	2023	2023

Investment in Wilson Wolf	$251,644	$255,857
Derivative instruments	17,491	16,857
Long-term inventory	5,198	5,387
Other	7,243	7,201
Other assets	$281,576	$285,302

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

Fiscal year 2024 Acquisitions

Lunaphore Technologies SA.

On July 7, 2023, the Company acquired all of the ownership interests of Lunaphore Technologies SA (“Lunaphore”) for $170.1 million, in a cash-free, debt-free acquisition. Lunaphore is a leading developer of fully automated spatial biology solutions. The Lunaphore acquisition adds spatial biology instruments to Bio-Techne’s portfolio to accelerate our leadership position in translational and clinical research markets. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Diagnostics and Genomics operating segment in the first quarter of fiscal year 2024.

The allocation of purchase consideration related to Lunaphore is considered preliminary with provisional amounts primarily related to the finalization of the working capital adjustment, current assets and liabilities, equipment, intangible assets, certain tax-related amounts, and goodwill. The Company expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations as of September 30, 2023 were approximately $2.1 million and $7.3 million, respectively. The preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date and as of September 30, 2023 are as follows (in thousands):

Preliminary allocation at acquisition date and at September 30, 2023
Current assets	$12,512
Equipment and other long-term assets	1,470
Intangible assets:
Developed technologies	60,300
Tradenames	4,900
Customer relationships	1,200
Goodwill	102,560
Total assets acquired	182,942

Liabilities	7,096
Deferred income taxes, net	5,768
Net assets acquired	$170,078

Cash paid	166,426
Estimated net working capital payable	3,652
Net assets acquired	$170,078

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's preliminary assessment. The purchase price allocated to developed technology and customer relationships was based on management’s preliminary forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The purchase price allocated to trade names was based on management's preliminary forecasted cash inflows and outflows and using a relief from royalty method. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 14 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 8 years. The amount recorded for trade names is being amortized with the expense reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for trade names ranges from 4 years to 8 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes, offset by the deferred tax asset for the preliminary calculation of acquired net operating losses.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	September 30,	Inputs Considered as
		2023	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	Short-term available-for-sale investments	$—	$—	$—	$—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	16,398	—	16,398	—
Derivatives designated as hedging instruments - net investment hedge	Other assets	1,093	—	1,093	—
Total assets		$17,491	$—	$17,491	$—

Liabilities
Contingent consideration	Contingent consideration payable	$1,750	$—	$—	$1,750
Total liabilities		$1,750	$—	$—	$1,750

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2023	Level 1	Level 2	Level 3

Assets
Exchange traded securities(1)	Short-term available-for-sale investments	$23,739	$23,739	$—	$—
Derivative instruments - cash flow hedges	Other assets	16,857	—	16,857	—
Total assets		$40,596	$23,739	$16,857	$—

Liabilities
Contingent consideration	Contingent consideration payable	$3,500	$—	$—	$3,500
Total liabilities		$3,500	$—	$—	$3,500

(1)

During the quarter ended September 30, 2023, the Company sold all of its outstanding shares of its exchange traded investment grade bond funds that it held at June 30, 2023. The cost basis and fair value of the Company’s exchange traded investment grade bond funds were $25.0 million and $23.7 million at June 30, 2023, respectively. Our available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of derivative instruments

The Company utilizes forward starting swaps designated as a cash flow hedge on forecasted debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on a notional principal amount. The Company also uses a cross-currency swap contract to manage its exposure to foreign currency risk associated with the Company's net investment in its Swiss subsidiary.

The following table presents the contractual amounts of the Company's outstanding instruments (in millions):

		September 30,	June 30,
Instruments	Designation	2023	2023
Forward starting swaps(1)	Cash flow hedge	$300	$300
Cross-currency swap(2)	Net investment hedge	150	—

(1) In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $200 million of notional principal. The effective date of the swap was November 2022 with the full swap maturing in November 2025. In March 2023, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $100 million of notional principal. The effective date of the swap was April 2023 with the full swap maturing in April 2025.

(2) In July 2023, the Company entered into a pay-fixed rate, receive-fixed rate cross-currency swap contract with a total notional amount of $150 million that was designated as a hedge to lock in the Swiss franc (CHF) rate for a portion of the Company's CHF net investment in its Lunaphore subsidiary in Switzerland. The objective of the hedge is to protect the net investment in the Company's CHF-denominated operations against changes in the spot exchange rates, on a pre-tax basis. The hedging instrument has four interim settlement dates, which will reduce the notional on the hedging instrument by $10 million at each interim date, and will reduce the notional to $110 million at maturity.

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three months ended September 30, 2023 and September 30, 2022 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss		(Gain) Loss Reclassified into Income
	Quarter Ended		Quarter Ended
	September 30,		September 30,		Location of (Gain) Loss
	2023	2022	2023	2022	in Income Statement
Cash flow hedges
Forward starting swaps	$(1,587)	$(4,376)	$(2,539)	$417	Interest expense
Net investment hedges
Cross-currency swap	(1,366)	—	(698)	—	Interest expense
Total	$(2,953)	$(4,376)	$(3,237)	$417

Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in Accumulated Other Comprehensive Income (“AOCI”) in Note 8, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as Unrealized gains (losses) on cash flow hedges in the schedule of changes in AOCI in Note 8.

Fair value measurements of contingent consideration

The Company has $1.8 million in contingent consideration recorded as of September 30, 2023, which is the fair value of contingent consideration related to the Asuragen and Namocell acquisitions. The Company is required to make contingent consideration payments of up to $105.0 million as part of the Asuragen acquisition agreement and up to $25.0 million as part of the Namocell acquisition agreement. As of September 30, 2023, the maximum payout for the Asuragen and Namocell agreements is $100.0 million as both Asuragen and Namocell did not achieve their respective December 31, 2022 revenue milestones.

The Asuragen contingent agreement is based on achieving certain revenue thresholds by December 31, 2023. The opening balance sheet fair value of the liabilities was $18.3 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The contingent consideration related to Asuragen was $1.0 million and $2.0 million as of September 30, 2023 and June 30, 2023, respectively.

The Namocell contingent agreement is based on achieving certain revenue thresholds by December 31, 2023. The opening balance sheet fair value of the liabilities was $10.6 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The contingent consideration related to Namocell was $0.8 million and $1.5 million as of September 30, 2023 and June 30, 2023, respectively.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Quarter Ended
September 30,
2023

Fair value at the beginning of period	$3,500
Change in fair value of contingent consideration	(1,750)
Fair value at the end of period	$1,750

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

Note 6. Debt and Other Financing Arrangements:

On August 31, 2022, the Company entered into a revolving line-of-credit and term loan governed by a Credit Agreement (the Credit Agreement). The Credit Agreement provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement bear interest at a variable rate. The current outstanding debt is based on the one-month Secured Overnight Financing Rate (SOFR) plus an applicable margin. The applicable margin is determined from the total leverage ratio of the Company and updated on a quarterly basis. The annualized fee for any unused portion of the credit facility is currently 10 basis points.

The Credit Agreement matures on August 1, 2027 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2023, the outstanding balance under the Credit Agreement was $440 million.

Note 7. Leases:

As a lessee, the company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the three months ended September 30, 2023, the Company recognized $1.2 million in variable lease expense and $4.5 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right of use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

		As of
		September 30,
	Balance Sheet Classification	2023
Operating leases:
Operating lease right of use assets	Right of use asset	$102,277

Current operating lease liabilities	Operating lease liabilities - current	$12,198
Noncurrent operating lease liabilities	Operating lease liabilities	97,332
Total operating lease liabilities		$109,530

Weighted average remaining lease term (in years):		9.05

Weighted average discount rate (%):		4.21

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the three months ended (in thousands):

Quarter ended
September 30,
2023
Cash amounts paid on operating lease liabilities	$3,884

Right of use assets obtained in exchange for lease liabilities	$7,923

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

September 30, 2023
Operating
Leases
Remainder 2024	$12,166
2025	15,927
2026	16,076
2027	13,448
2028	13,444
Thereafter	62,491
Total	$133,552
Less: Amounts representing interest	24,022
Total lease obligations	$109,530

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.08 in the three months ended September 30, 2023 and 2022.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$—	$1,966,516
Net earnings				50,993			50,993
Other comprehensive loss					(11,952)		(11,952)
Common stock issued for exercise of options	633	6	12,877	(15,460)			(2,577)
Common stock issued for restricted stock awards	47	1	0	(4,768)			(4,767)
Cash dividends				(12,654)			(12,654)
Stock-based compensation expense			9,981				9,981
Common stock issued to employee stock purchase plan	33	1	2,093				2,094
Employee stock purchase plan expense			112				112
Balances at September 30, 2023	158,355	$1,584	$746,606	$1,327,572	$(78,016)	$—	$1,997,746

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2022	156,644	$1,566	$652,467	$1,122,937	$(75,200)	$(759)	$1,701,011
Net earnings				89,555		179	89,734
Other comprehensive loss					(16,762)		(16,762)
Reclassification of cumulative translation adjustment for Eminence to non-operating income					152	(33)	119
Elimination of noncontrolling equity interest from sale of Eminence						613	613
Share repurchases	(222)	(2)		(19,560)			(19,562)
Common stock issued for exercise of options	425	5	9,418	(11,428)			(2,005)
Common stock issued for restricted stock awards	45	0	0	(6,427)			(6,427)
Cash dividends				(12,545)			(12,545)
Stock-based compensation expense			14,364				14,364
Common stock issued to employee stock purchase plan	36	0	2,517				2,517
Employee stock purchase plan expense			97				97
Balances at September 30, 2022	156,928	$1,569	$678,863	$1,162,532	$(91,810)	$—	$1,751,154

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified $2.5 million, net of taxes, from accumulated other comprehensive income (loss) to earnings during the three months ended September 30, 2023.

The accumulated balances related to each component of other comprehensive income (loss) attributable to Bio-Techne are summarized as follows (in thousands):

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2023	$12,862	$(78,926)	$(66,064)
Other comprehensive income (loss), before tax:
Amounts before reclassifications, attributable to Bio-Techne	1,587	(11,069)	(9,482)
Amounts reclassified out	(2,539)	(698)	(3,237)
Total other comprehensive income (loss), before tax	(952)	(11,767)	(12,719)
Tax (expense)/benefit	(602)	(165)	(767)
Total other comprehensive income (loss), net of tax	(350)	(11,602)	(11,952)
Balance as of September 30, 2023(1)	$12,512	$(90,528)	$(78,016)

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2022 attributable to Bio-Techne	$8,069	$(83,269)	$(75,200)
Other comprehensive income (loss), before tax:
Amounts before reclassifications, attributable to Bio-Techne	4,376	(21,457)	(17,081)
Amounts reclassified out	417	152	569
Total other comprehensive income (loss), before tax	4,793	(21,305)	(16,512)
Tax (expense)/benefit	98	—	98
Total other comprehensive income (loss), net of tax	4,695	(21,305)	(16,610)
Balance as of September 30, 2022(1)	$12,764	$(104,574)	$(91,810)

(1)The Company had a net deferred tax liability of $4,145 and $3,921 as of September 30, 2023 and September 30, 2022, respectively.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	September 30,
	2023	2022
Earnings per share – basic:
Net earnings, including noncontrolling interest	$50,993	$89,734
Less net earnings (loss) attributable to noncontrolling interest	—	179
Net earnings attributable to Bio-Techne	$50,993	$89,555
Income allocated to participating securities	(8)	(26)
Income available to common shareholders	$50,985	$89,529
Weighted-average shares outstanding – basic	158,130	156,929
Earnings per share – basic	$0.32	$0.57

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$50,993	$89,734
Less net earnings (loss) attributable to noncontrolling interest	—	179
Net earnings attributable to Bio-Techne	$50,993	$89,555
Income allocated to participating securities	(8)	(26)
Income available to common shareholders	$50,985	$89,529
Weighted-average shares outstanding – basic	158,130	156,929
Dilutive effect of stock options and restricted stock units	3,810	5,243
Weighted-average common shares outstanding – diluted	161,940	162,172
Earnings per share – diluted	$0.31	$0.55

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 4.1 million and 4.5 million for the quarter ended September 30, 2023 and 2022, respectively.

Note 10. Share-based Compensation:

During the quarter ended September 30, 2023 and 2022, the Company granted 0.8 million and 2.3 million stock options at weighted average grant prices of $84.34 and $94.43 and weighted average fair values of $28.58 and $29.65, respectively. During the quarter ended September 30, 2023 and 2022, the Company granted 268,961 and 87,852 restricted stock units at a weighted average fair value of $84.44 and $94.38, respectively. During the quarter ended September 30, 2023 and 2022, the Company did not grant restricted common stock shares.

Stock options for 1,027,777 and 660,120 shares of common stock with total intrinsic values of $54.3 million and $41.1 million were exercised during the quarter ended September 30, 2023 and 2022, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $11.1 million and $15.1 million was included in selling, general and administrative expenses for the quarter ended September 30, 2023 and 2022 respectively. Additionally, the company recognized $0.2 million of stock-based compensation costs in cost of goods sold during the quarter ended September 30, 2023 compared to $0.3 million in the comparative prior year period. As of September 30, 2023, there was $68.6 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. For ESPP, the Company recorded stock-based compensation expense of $0.1 million for the quarter ended September 30, 2023 and $0.1 million for the quarter ended September 30, 2022.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended
	September 30,
	2023	2022
Interest expense	$(4,893)	$(3,790)
Interest income	890	433
Gain (loss) on investment(1)	283	49,769
Gain (loss) on equity method investment	(2,290)	—
Other non-operating income (expense), net	(294)	987
Total other income (expense)	$(6,304)	$47,399

(1)	Primarily due to a $0.3 million gain on the sale of our exchange traded investment grade bond funds during the quarter ended September 30, 2023 compared to a $37.2 million gain on the sale of our ChemoCentryx investment and a $11.7 million gain on the sale of Eminence in the quarter ended September 30, 2022.

Note 12. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2024 and 2023 was (2.9)% and 13.5%, respectively, of consolidated earnings before income taxes, inclusive of discrete items. The change in the Company’s tax rate for the quarter ended September 30, 2023 compared to September 30, 2022 was driven by a mix of net income and timing of discrete items.

The Company recognized total net benefits related to discrete tax items of $13.6 million during the quarter ended September 30, 2023, compared to $7.8 million during the quarter ended September 30, 2022. Share-based compensation excess tax benefit contributed $10.4 million in the quarter ended September 30, 2023, compared to $8.3 million in the quarter ended September 30, 2022. The Company recognized total other immaterial net discrete tax benefit of $3.2 million in the quarter ended September 30, 2023, compared to $0.5 million of other immaterial net discrete tax expense in the quarter ended September 30, 2022.

Note 13. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with the impact of partially-owned consolidated subsidiaries as well as acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses. The Protein Sciences and Diagnostics and Genomics segments both include consumables, instruments, services, and royalty revenue.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2023	2022
Net sales:
Protein Sciences	$204,655	$199,949
Diagnostics and Genomics	72,797	69,904
Intersegment	(517)	(198)
Consolidated net sales	$276,935	$269,655

Operating income:
Protein Sciences	$88,361	$85,942
Diagnostics and Genomics	527	8,638
Segment operating income	$88,888	$94,580
Costs recognized on sale of acquired inventory	(181)	(300)
Amortization of intangibles	(19,851)	(19,283)
Impact of partially-owned consolidated subsidiaries(1)	—	647
Acquisition related expenses and other	588	(297)
Stock based compensation, inclusive of employer taxes	(11,494)	(15,458)
Restructuring costs	(89)	(2,170)
Corporate general, selling, and administrative expenses	(1,999)	(1,402)
Consolidated operating income	$55,862	$56,317

(1) Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party

Note 14. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited condensed consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2023. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

Consistent with the prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment – during the first quarter of fiscal 2024. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Genomics segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. On July 7, 2023, the Company completed the acquisition of Lunaphore Technologies SA (Lunaphore) for $170.1 million in a cash-free, debt-free acquisition. The Lunaphore acquisition adds spatial biology instruments to Bio-Techne’s portfolio to accelerate our leadership position in translational and clinical research markets. Refer to Note 4 for additional disclosure regarding the Company's recent acquisitions.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 3% for the quarter ended September 30, 2023 compared to the same prior year period. Organic growth for the quarter ended September 30, 2023 was 2% compared to the prior year, with acquisitions contributing 1% to revenue growth and foreign currency exchange having an immaterial impact.

Consolidated net earnings attributable to Bio-Techne decreased to $51.0 million for the quarter ended September 30, 2023 as compared to $89.6 million in the same prior year period. Prior year net earnings attributable to Bio-Techne was favorably impacted by a non-recurring gain of $37.2 million on the sale of our ChemoCentryx investment and a non-recurring gain of $11.7 million on the sale of our Eminence investment.

Net Sales

Consolidated net sales for the quarter ended September 30, 2023 were $276.9 million, an increase of 3% compared to the same prior year period. Organic growth for the quarter ended September 30, 2023 was 2% compared to the prior year, with acquisitions contributing 1% to revenue growth and foreign currency exchange having an immaterial impact. Organic growth for the quarter ended September 30, 2023 was primarily driven by our ProteinSimple branded analytical solutions, Cell & Gene Therapy portfolio, Spatial Biology products, as well as our ExoDx Prostate cancer test, partially offset by broad weakness in China.

Gross Margins

Consolidated gross margin for the quarter ended September 30, 2023 was 66.9% compared to 66.6% for the same prior year period. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, stock compensation expense, amortization of intangibles, and impact of partially-owned consolidated subsidiaries, adjusted gross margin for the quarter ended September 30, 2023 was 71.3% compared to 70.9% for the quarter ended September 30, 2022. Fluctuations in consolidated gross margin and adjusted gross margin, as a percentage of sales, have primarily resulted from changes in product mix. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates as well as future acquisitions.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, and impact of partially-owned consolidated subsidiaries included in cost of sales, is as follows:

	Quarter Ended
	September 30,
	2023	2022

Consolidated gross margin percentage	66.9%	66.6%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.0%	0.1%
Amortization of intangibles	4.3%	4.1%
Stock compensation expense - COGS	0.1%	0.1%
Impact of partially-owned consolidated subsidiaries(1)	—%	0.0%
Non-GAAP adjusted gross margin percentage	71.3%	70.9%

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% to $105.3 million for the quarter ended September 30, 2023 from the same prior year period. The increase in expense was due to the Lunaphore acquisition and the timing of strategic growth investments.

Research and Development Expenses

Research and development expenses remained consistent with the prior year at $24.0 million for the quarter ended September 30, 2023 due to the timing of strategic growth investments.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2023	2022
Net sales (in thousands)	$204,655	$199,949
Operating margin percentage	43.2%	43.0%

Protein Sciences’ net sales for the quarter ended September 30, 2023 was $204.7 million with reported growth of 2% compared to the same respective prior year period. Organic growth for the segment was 2%, with foreign currency exchange having an immaterial impact. Segment growth was driven by ProteinSimple platforms and growth in GMP proteins.

The operating margin was 43.2% for the quarter ended September 30, 2023 compared to 43.0% in the comparative prior year period. The segment’s operating margin was relatively consistent with the prior year with changes primarily due to product mix.

Diagnostics and Genomics

	Quarter Ended
	September 30,
	2023	2022
Net sales (in thousands)	$72,797	$69,904
Operating margin percentage	0.7%	12.4%

Diagnostics and Genomics' net sales for the quarter ended September 30, 2023 was $72.8 million, with reported growth of 4% compared to the same respective prior year period. Organic revenue growth was flat for the first quarter of fiscal 2024, with acquisitions having a  3% impact and foreign currency exchange having a favorable 1% impact. Segment growth was driven by the Lunaphore acquisition.

The operating margin for the segment was 0.7% for the quarter ended September 30, 2023 compared to 12.4% in the comparative prior year period. The segment’s operating margin was unfavorably impacted due to the acquisition of Lunaphore this year, strategic growth investments, and unfavorable product mix.

Income Taxes

Income taxes were at an effective rate of (2.9)% of consolidated earnings for the quarter ended September 30, 2023, compared to 13.5% for the same respective prior year period. The change in the Company’s tax rate for the quarter ended September 30, 2023 was driven by a mix of net income and timing of discrete items.

The forecasted tax rate as of the first fiscal quarter of 2024 before discrete items is 24.5% compared to the prior year forecasted tax rate before discrete items of 23.5%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2024 to range from 24% to 28%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Quarter Ended
	September 30,
	2023	2022

Net earnings before taxes - GAAP	$49,558	$103,716
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	181	300
Amortization of intangibles	19,851	19,283
Amortization of Wilson Wolf intangible assets and acquired inventory	4,208	—
Acquisition related expenses and other	(442)	678
Gain on sale of partially-owned consolidated subsidiaries	—	(11,682)
Stock based compensation, inclusive of employer taxes	11,494	15,458
Restructuring costs	89	2,170
Investment (gain) loss and other non-operating	(283)	(38,087)
Impact of partially-owned subsidiaries(1)	—	(420)
Net earnings before taxes - Adjusted	$84,656	$91,416

Non-GAAP tax rate	22.0%	21.0%
Non-GAAP tax expense	$18,615	$19,197
Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$66,041	$72,219
Earnings per share - diluted - Adjusted(2)	$0.41	$0.45

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party.

(2) Prior period share and per share amounts have been retroactively adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2022.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter ended September 30, 2023 and September 30, 2022.

	Quarter Ended
	September 30,
	2023	2022

GAAP effective tax rate	(2.9)%	13.5%
Discrete items	27.4	8.4
Impact of non-taxable net gain	—	1.6
Long-term GAAP tax rate	24.5%	23.5%

Rate impact items
Stock based compensation	(2.7)	(3.1)
Other	0.2	0.6
Total rate impact items	(2.5)%	(2.5)%
Non-GAAP adjusted tax rate	22.0%	21.0%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2023 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $148.7 million as of September 30, 2023, compared to $204.3 million as of June 30, 2023. Included in the available-for-sale-investments as of June 30, 2023 was the fair value of the Company’s investment in exchange traded investment grade bond funds of $23.7 million. During the first fiscal quarter of 2024, the Company sold its investment and had no available-for-sale investments as of September 30, 2023.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 1, 2027. This Credit Agreement amended and restated the Company’s previous credit agreement that was entered into on August 1, 2018 and would have matured on August 1, 2023. As of September 30, 2023, there is $560 million available on the line-of-credit. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement. The Company has remaining potential contingent consideration payments of up to $100 million for the Asuragen and Namocell acquisitions as of September 30, 2023. The fair value of the remaining payments is $1.8 million as of September 30, 2023.

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

Cash Flows From Operating Activities

The Company generated cash of $59.4 million from operating activities in the first quarter of fiscal 2024 compared to $56.1 million in the first quarter of fiscal 2023. The increase from the prior year was primarily due to changes in the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the first quarter of fiscal 2024 and 2023 were $13.6 million and $9.6 million, respectively. Capital expenditures for the remainder of fiscal 2024 are expected to be approximately $44 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2024 is related to increasing capacity to meet expected sales growth across the Company.

During the first fiscal quarter of 2024, the Company acquired Lunaphore Technologies SA for $166.4 million, compared to the acquisition of Namocell, Inc for $101.2 million, net of cash acquired, in the comparative prior year period. As noted in Note 4, purchase accounting for Lunaphore is still open and a net working capital adjustment payment of approximately $4 million is expected in the second quarter of fiscal 2024.

There were no sales of business in the first fiscal quarter of 2024. During the first fiscal quarter of 2023, the Company sold its remaining shares in Eminence, its partially-owned consolidated subsidiary, for $17.8 million.

During the first fiscal quarter of 2024, the Company sold its exchange traded investment grade bond funds for $23.8 million. In the first fiscal quarter of 2023, the Company sold its remaining shares in its investment in CCXI for $73.2 million.

During the first fiscal quarter of 2024, the Company received a $2.1 million tax distribution from its equity method investee. There were no comparable activities in the comparative period.

Cash Flows From Financing Activities

During the first quarter of fiscal 2024 and 2023, the Company paid cash dividends of $12.7 million and $12.5 million, respectively, to all common shareholders. On October 31, 2023, the Company announced the payment of a $0.08 per share cash dividend, or approximately $12.6 million, will be payable November 24, 2023 to all common shareholders of record on November 10, 2023.

Cash of $14.4 million and $12.0 million was received during the first quarter of fiscal 2024 and 2023, respectively, from the exercise of stock options.

During the first quarter of fiscal 2024 and 2023, the Company made repayments of $70.0 million and $441.0 million, respectively, on its long-term debt balance. The Company drew $160.0 million and $449.7 million under its revolving line-of-credit facility during the first quarter of fiscal 2024 and 2023, respectively.

There were no share repurchases during the first quarter of fiscal 2024. During the first quarter of fiscal 2023, the Company repurchased $19.6 million in share repurchases included as a cash outflow within Financing activities.

During the first quarter of fiscal 2024 and 2023, the Company made $20.2 million and $17.9 million related to taxes paid on restricted stock units and stock options exercised through a net share settlement classified as financing activities.

During the first quarter of fiscal 2023, the Company made $2.5 million in other financing payments related to fees for the amended Credit Agreement. There were no such payments in the first quarter of fiscal 2024.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2023 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter ended September 30, 2023 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic growth represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-

owned consolidated subsidiaries for the quarter ended September 30, 2023 due to the sale of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) in the first quarter of fiscal 2023. Revenue from partially-owned consolidated subsidiaries was $2.0 million for the quarter ended September 30, 2022.

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

The Company’s non-GAAP adjusted operating margin and adjusted net earnings, in total and on a per share basis, also excludes stock-based compensation expense, which is inclusive of the employer portion of payroll taxes on those stock awards, restructuring, gain and losses from investments, as they are not part of our day-to-day operating decisions (excluding our equity method investment in Wilson Wolf as it is certain to be acquired in the future) and certain adjustments to income tax expense. Additionally, gains and losses from investments that are either isolated or cannot be expected to occur again with any predictability are excluded. Costs related to restructuring activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic, political, regulatory, and other conditions, increased competition, the reliance on internal manufacturing and related operations, supply chain challenges, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2023 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended September 30, 2023, approximately 37% of consolidated net sales were made in foreign currencies, including 13% in euros, 4% in British pound sterling, 6% in Chinese yuan, 3% in Canadian dollars, and the remaining 11% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the euro, British pound sterling, Chinese yuan, Canadian dollar, and Swiss franc which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended
	September 30,
	2023	2022
Euro	$1.09	$1.00
British pound sterling	1.26	1.17
Chinese yuan	0.14	0.14
Canadian dollar	0.74	0.76
Swiss franc	1.13	1.03

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from September 30, 2023 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$5,623
Decrease in translation of net assets of foreign subsidiaries	82,608
Additional transaction losses	4,099

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 7, 2023, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2023, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. No shares have been repurchased under the share repurchase plan in fiscal 2024. As of September 30, 2023, the Company had $260.8 million available to repurchase under our existing plan.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's 8-K dated November 1, 2022*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 27, 2022*

4.1	Description of Capital Stock -- incorporated by reference to Exhibit 4.1 of the Company's Form 10-K dated August 23, 2023*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 26, 2017*

10.3**	Form of Time Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**	Form of Performance Vesting Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**	Form of Time Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**	Form of Performance Vesting Restricted Stock Unit Award Agreement - incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**	Form of the Time Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**	Form of Performance Vesting Performance Unit Award Agreement - incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**	Form of Time Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

Exhibit Number	Description
10.10**	Form of Performance Vesting Incentive Stock Option Agreement - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**	Form of Employee Non-Qualified Stock Option Agreement - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

10.12**

Form of Director Non-Qualified Stock Option Agreement for Second Amendment and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 26, 2017*

10.13**	Employment Agreement by and between the Company and Charles Kummeth - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated September 7, 2017*

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

10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company - incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.18**	Bio-Techne 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k dated November 3, 2020*

10.20	Form of Director Non-Qualified Stock Option Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Form 8-k dated November 3, 2020*

10.21**	Form of Employee Non-Qualified Stock Option Agreement (Global) – incorporated by reference to Exhibit 10.3 of the Company’s Form 8-k dated November 3, 2020*

10.22**	Form of Performance Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.4 of the Company’s Form 8-k dated November 3, 2020*

10.23**	Form of Performance Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.5 of the Company’s Form 8-k dated November 3, 2020*

10.24**	Form of Performance Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.6 of the Company’s Form 8-k dated November 3, 2020*

10.25**	Form of Performance Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.7 of the Company’s Form 8-k dated November 3, 2020*

10.26**	Form of Time Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.8 of the Company’s Form 8-k dated November 3, 2020*

10.27**	Form of Time Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.9 of the Company’s Form 8-k dated November 3, 2020*

Exhibit Number	Description
10.28**	Form of Time Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.10 of the Company’s Form 8-k dated November 3, 2020*

10.29**	Form of Time Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.11 of the Company’s Form 8-k dated November 3, 2020*

10.30**	Employment Agreement by and between the Company and Kim Kelderman – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 19, 2023*

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 23, 2023*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: November 7, 2023	/s/ Charles R. Kummeth
Charles R. Kummeth
Principal Executive Officer

Date: November 7, 2023	/s/ James Hippel
James Hippel
Principal Financial Officer