Form 10-Q
period 2024-03-31
BIO-TECHNE Corp
filed 2024-05-06
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024, or

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

At May 1, 2024, 157,584,637 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net sales	$303,428	$294,146	$852,961	$835,382
Cost of sales	98,829	91,984	286,584	270,265
Gross margin	204,599	202,162	566,377	565,117

Operating expenses:
Selling, general and administrative	111,840	99,238	332,839	291,624
Research and development	25,761	22,713	72,675	69,074
Total operating expenses	137,601	121,951	405,514	360,698
Operating income	66,998	80,211	160,863	204,419

Other income (expense)	(5,914)	(15)	(16,835)	45,924
Earnings before income taxes	61,084	80,196	144,028	250,343
Income taxes	12,025	9,978	16,511	40,385
Net earnings, including noncontrolling interest	49,059	70,218	127,517	209,958
Net earnings attributable to noncontrolling interest	—	—	—	179
Net earnings attributable to Bio-Techne	$49,059	$70,218	$127,517	$209,779
Other comprehensive income (loss):
Foreign currency translation income (loss)	(11,981)	3,282	(5,558)	(805)
Foreign currency translation reclassified to earnings with Eminence deconsolidation	—	—	—	119
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	335	(1,708)	(3,685)	2,302
Other comprehensive income (loss)	(11,646)	1,574	(9,243)	1,616
Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—	(33)
Other comprehensive income (loss) attributable to Bio-Techne	(11,646)	1,574	(9,243)	1,649
Comprehensive income attributable to Bio-Techne	$37,413	$71,792	$118,274	$211,428

Earnings per share attributable to Bio-Techne:
Basic	$0.31	$0.45	$0.81	$1.34
Diluted	$0.31	$0.43	$0.79	$1.30

Weighted average common shares outstanding:
Basic	157,309	157,311	157,655	157,071
Diluted	160,496	161,615	160,817	161,768

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31,
	2024	June 30,
	(unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$139,915	$180,571
Short-term available-for-sale investments	5,397	23,739
Accounts receivable, less allowance for doubtful accounts of $3,293 and $4,738, respectively	227,887	218,468
Inventories	179,496	171,638
Current assets held-for-sale	26,669	—
Other current assets	31,286	27,066
Total current assets	610,650	621,482

Property and equipment, net	243,728	226,200
Right-of-use assets	97,258	98,326
Goodwill	970,966	872,737
Intangible assets, net	526,428	534,645
Other assets	272,140	285,302
Total assets	$2,721,170	$2,638,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,895	$25,679
Salaries, wages and related accruals	44,313	36,747
Accrued expenses	17,806	14,880
Contract liabilities	30,108	23,069
Income taxes payable	12,082	12,022
Operating lease liabilities - current	12,978	11,199
Contingent consideration payable	—	3,500
Current liabilities held-for-sale	689	—
Other current liabilities	2,949	1,413
Total current liabilities	149,820	128,509

Deferred income taxes	63,666	88,982
Long-term debt obligations	389,000	350,000
Operating lease liabilities	92,752	93,766
Other long-term liabilities	11,557	10,919

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 157,554,366 and 157,641,914 respectively	1,576	1,576
Additional paid-in capital	790,418	721,543
Retained earnings	1,297,688	1,309,461
Accumulated other comprehensive loss	(75,307)	(66,064)
Total Bio-Techne’s shareholders’ equity	2,014,375	1,966,516
Total liabilities and shareholders’ equity	$2,721,170	$2,638,692

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$127,517	$209,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	83,654	80,315
Costs recognized on sale of acquired inventory	550	400
Deferred income taxes	(29,896)	(22,651)
Stock-based compensation expense	30,979	41,315
Fair value adjustment to contingent consideration payable	(3,500)	(10,350)
Gain on sale of CCXI investment	—	(37,176)
Fair value adjustment on available-for-sale investments	(283)	(1,153)
(Gain) loss on equity method investment	6,042	—
Gain on sale of Eminence	—	(11,682)
Leases, net	1,832	1,434
Impairment of assets held-for-sale	6,038	—
Other operating activity	422	296
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(2,611)	(20,775)
Inventories	(9,599)	(28,816)
Prepaid expenses	(1,983)	(5,557)
Trade accounts payable, accrued expenses, contract liabilities, and other	7,160	(5,647)
Salaries, wages and related accruals	7,163	(22,759)
Income taxes payable	0	3,848
Net cash provided by (used in) operating activities	223,485	171,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	23,759	29,161
Purchases of available-for-sale investments	(5,526)	(20,500)
Proceeds from sale of CCXI investment	—	73,219
Additions to property and equipment	(44,897)	(27,413)
Acquisitions, net of cash acquired	(169,707)	(101,184)
Distributions from (Investments in) Wilson Wolf	2,149	(232,000)
Proceeds from sale of Eminence	—	17,824
Net cash provided by (used in) investing activities	(194,222)	(260,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(37,792)	(37,688)
Proceeds from stock option exercises	38,001	21,399
Re-purchases of common stock	(80,042)	(19,562)
Borrowings under line-of-credit agreement	225,000	619,661
Repayments of long-term debt	(186,000)	(505,661)
Taxes paid on RSUs and net share settlements	(21,470)	(28,854)
Other financing activity	—	(2,457)
Net cash provided by (used in) financing activities	(62,303)	46,838

Effect of exchange rate changes on cash and cash equivalents	(7,616)	(2,230)
Net change in cash and cash equivalents	(40,656)	(45,285)
Cash and cash equivalents at beginning of period	180,571	172,567
Cash and cash equivalents at end of period	$139,915	$127,282

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$44,846	$62,583
Cash paid for interest	$12,393	$5,773

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

During the quarter ended March 31, 2024, the Company operated under two operating segments, Protein Sciences and Diagnostics and Genomics. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2023.

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

The investment in Wilson Wolf is accounted for as an equity method investment under ASC 323. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. Distributions from the equity method investee are accounted for using the cumulative earnings approach on the Consolidated Statement of Cash Flows. There was $1.7 million and $6.0 million of loss for the quarter and nine months ended March 31, 2024, respectively, recorded on the Company’s Consolidated Statement of Earnings and Comprehensive Income related to the investment. There was not material income or loss during the quarter and nine months ended March 31, 2023. The Company’s total investment of $248 million is included within Other long-term assets on the Consolidated Balance Sheet as of March 31, 2024. There was $256 million included within Other long-term assets on the Consolidated Balance Sheet as of June 30, 2023.

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

As part of these actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023, including $1.4 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of an impairment test performed over the disposal group in the second quarter of fiscal 2024, an impairment charge of $6.0 million which includes the allocated goodwill, was recorded in the Selling, general and administrative line in the Condensed Consolidated Statements of Earnings for the nine months ended March 31, 2024. As of March 31, 2024, the assets remaining within the disposal group primarily include inventory of $11.2 million, property and equipment of $5.6 million, intangibles of $14.3 million, and current liabilities of $0.7 million. These assets are actively marketed and we believe their sale will be completed within 12 months of the held-for-sale classification date. The held-for-sale assets and liabilities are recorded in Current assets held-for-sale and Current liabilities held-for-sale in our Condensed Consolidated Balance Sheet as of March 31, 2024.

The restructuring and restructuring-related charges, including the impairment of assets held-for-sale, for periods presented were recorded in the Condensed Consolidated Statements of Earnings as follows (in thousands):

	Quarter Ended	Nine Months Ended
	March 31,	March 31,
	2024	2024
Cost of sales	$647	$1,821
Selling, general and administrative(1)	903	11,153
Total	$1,550	$12,974

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Three months ended March 31, 2024
	Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total
Protein Sciences	$28	$914	$—	$942
Diagnostics and Genomics	265	90	—	355
Corporate	117	136	—	253
Total	$410	$1,140	$—	$1,550

	Nine months ended March 31, 2024
	Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total
Protein Sciences	$2,978	$1,386	$6,038	$10,402
Diagnostics and Genomics	1,004	90	—	1,094
Corporate	1,310	168	—	1,478
Total	$5,292	$1,644	$6,038	$12,974

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying balance sheet. Other amounts reported as restructuring and restructuring-related costs in the accompanying statements of income have been summarized in the notes to the table (in thousands):

	Employee	Asset-related	Impairment of
	severance(1)	and other(2)	assets held-for-sale	Total
Expense incurred in the second quarter of 2024	$4,882	$504	$6,038	$11,424
Cash payments	(1,257)	(177)	—	(1,434)
Non-cash adjustments	—	(191)	(6,038)	(6,229)
Accrued restructuring actions balance as of December 31, 2023	$3,625	$136	$—	$3,761
Incremental expense incurred in the third quarter of 2024	133	1,140	—	1,273
Cash payments	(2,806)	(433)	—	(3,239)
Non-cash adjustments	—	(843)	—	(843)
Adjustments(3)	277	—	—	277
Accrued restructuring actions balance as of March 31, 2024	$1,229	$—	$—	$1,229

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

(3) Relates to the refinement of the accrual recorded in the second quarter of fiscal 2024.

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

Protein Sciences Realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate operations resources to high growth areas of the business. Additional actions were taken in June 2023 primarily related to the sales organization. The actions impacted a limited number of employees and are expected to be completed in the fourth quarter of fiscal 2024. As a result of the realignment, a pre-tax charge of $1.7 million related to employee severance was recorded in the Selling, general and administrative line of operating income within our Protein Sciences segment during the year ended June 30, 2023. Adjustments in fiscal year 2024 relate to the refinement of employee severance payouts. Additional pre-tax charges for the nine months ended March 31, 2024 were approximately $0.22 million. There were no additional charges in the quarter ended March 31, 2024. Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

Employee
severance
Expense incurred in fiscal year 2023	$1,677
Fiscal year 2023 cash payments	(762)
Fiscal year 2023 adjustments	(18)
Accrued restructuring actions balances as of June 30, 2023	$897
Fiscal year 2024 cash payments	(1,006)
Fiscal year 2024 adjustments(1)	221
Accrued restructuring actions balances as of March 31, 2024(2)	$112

(1) Fiscal year 2024 adjustments relate to the refinement of the accrual recorded in fiscal year 2023.

(2) The remaining balance as of March 31, 2024 relates to employee severance that is paid out over a one-year period.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the quarter ended March 31, 2024. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2023.

Relevant New Standards Issued Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2025 for our annual report and for interim periods starting in fiscal year 2026. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2026 for our annual report. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, on our unaudited condensed consolidated financial statements.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of March 31, 2024.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying balance sheet as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of March 31, 2024 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of March 31, 2024 and June 30, 2023 were approximately $32.0 million and $24.6 million, respectively. Contract liabilities as of June 30, 2023 subsequently recognized as revenue during the quarter and nine month period ended March 31, 2024 were approximately $3.2 million and $19.5 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the Consolidated Balance Sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Consumables	$246,732	$240,659	$682,405	$674,419
Instruments	26,493	25,449	81,178	84,208
Services	25,501	23,312	71,084	60,609
Total product and services revenue, net	$298,726	$289,420	$834,667	$819,236
Royalty revenues	4,702	4,726	18,294	16,146
Total revenues, net	$303,428	$294,146	$852,961	$835,382

Revenue by geography is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

United States	$173,315	$163,197	$480,213	$467,633
EMEA, excluding United Kingdom	60,533	59,702	177,866	160,246
United Kingdom	15,122	13,811	38,249	36,385
APAC, excluding Greater China	18,253	20,159	54,645	55,592
Greater China	25,598	26,256	75,542	88,103
Rest of World	10,607	11,021	26,446	27,423
Net sales	$303,428	$294,146	$852,961	$835,382

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2024	2023

Raw materials	$80,524	$84,551
Finished goods(1)	104,376	92,474
Inventories, net	$184,900	$177,025

(1) Finished goods inventory of $5,404 and $5,387 included within Other long-term assets in the respective March 31, 2024 and June 30, 2023, Consolidated Balance Sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2024	2023
Land	$8,159	$9,100
Buildings and improvements	243,567	245,302
Machinery and equipment	209,252	190,019
Construction in progress	34,649	15,491
Property and equipment, cost	495,627	459,912
Accumulated depreciation and amortization	(251,899)	(233,712)
Property and equipment, net	$243,728	$226,200

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2024	2023

Developed technology	$652,788	$616,311
Trade names	151,631	146,945
Customer relationships	211,354	213,878
Patents	4,149	3,815
Other intangibles	11,872	11,566
Definite-lived intangible assets	1,031,794	992,515
Accumulated amortization	(528,066)	(480,570)
Definite-lived intangibles assets, net	503,728	511,945
In process research and development	22,700	22,700
Total intangible assets, net	$526,428	$534,645

Changes to the carrying amount of net intangible assets for the period ended March 31, 2024 consist of (in thousands):

Beginning balance	$534,645
Acquisitions	66,400
Other additions	619
Held-for-sale intangibles(1)	(14,323)
Amortization expense	(60,056)
Currency translation	(857)
Ending balance	$526,428

(1) Refer to Note 1 for further detail on held-for-sale intangibles.

The estimated future amortization expense for intangible assets as of March 31, 2024 is as follows (in thousands):

Remainder 2024	$19,525
2025	75,156
2026	71,191
2027	61,027
2028	57,380
Thereafter	219,449
Total	$503,728

Goodwill:

Changes to the carrying amount of goodwill for the period ended March 31, 2024 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Genomics	Total
June 30, 2023	$427,027	$445,710	$872,737
Acquisitions	—	102,546	102,546
Held-for-sale goodwill(1)	(1,400)	—	(1,400)
Currency translation	(1,526)	(1,391)	(2,917)
March 31, 2024	$424,101	$546,865	$970,966

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

Other Assets:

Other assets consist of (in thousands):

	March 31,	June 30,
	2024	2023

Equity method investment in Wilson Wolf	$247,984	$255,857
Derivative instruments	12,028	16,857
Long-term inventory	5,404	5,387
Other	6,724	7,201
Other assets	$272,140	$285,302

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

The allocation of purchase consideration related to Lunaphore is considered preliminary with provisional amounts primarily related to intangible assets, certain tax-related amounts, and goodwill. The Company expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales of this business included in Bio-Techne's consolidated results of operations for the quarter and nine month period ended March 31, 2024 were $4.4 million and $9.9 million, respectively. Operating loss of this business included in Bio-Techne's consolidated results of operations for the quarter and nine month period ended March 31, 2024 was $6.8 million and $21.0 million, respectively.

The preliminary estimated fair values of the assets acquired and liabilities assumed as of March 31, 2024 are as follows (in thousands):

Preliminary allocation at March 31, 2024
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

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	March 31,	Inputs Considered as
		2024	Level 1	Level 2	Level 3

Assets
Certificates of deposit(1)	Short-term available-for-sale investments	$5,397	$5,397	$—	$—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	12,028	—	12,028	—
Total assets		$17,425	$5,397	$12,028	$—

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$680	$—	$680	$—
Total liabilities		$680	$—	$680	$—

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2023	Level 1	Level 2	Level 3

Assets
Exchange traded securities(2)	Short-term available-for-sale investments	$23,739	$23,739	$—	$—
Derivative instruments - cash flow hedges	Other assets	16,857	—	16,857	—
Total assets		$40,596	$23,739	$16,857	$—

Liabilities
Contingent consideration	Contingent consideration payable	$3,500	$—	$—	$3,500
Total liabilities		$3,500	$—	$—	$3,500
(1)	The certificates of deposit have contractual maturity dates within one year.
(2)	During the quarter ended September 30 2023, the Company sold all of its outstanding shares of its exchange traded investment grade bond funds that it held at June 30, 2023. The cost basis and fair value of the Company’s exchange traded investment grade bond funds were $25.0 million and $23.7 million at June 30, 2023, respectively.

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

The following table presents the contractual amounts of the Company's outstanding instruments (in millions):

		March 31,	June 30,
Instruments	Designation	2024	2023
Forward starting swaps(1)	Cash flow hedge	$300	$300
Cross-currency swap(2)	Net investment hedge	150	—

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

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our Consolidated Financial Statements for the three and nine months ended March 31, 2024 and 2023 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Cash flow hedges
Forward starting swaps	$1,626	$3,105	$9,582	$(431)
Net investment hedges
Cross-currency swap	(4,914)	—	2,329	—
Total	$(3,288)	$3,105	$11,911	$(431)

	(Gain) Loss Reclassified into Income
	Quarter Ended		Nine Months Ended
	March 31,		March 31,		Location of (Gain) Loss
	2024	2023	2024	2023	in Income Statement
Cash flow hedges
Forward starting swaps	$(2,570)	$(1,826)	$(7,729)	$(2,445)	Interest expense
Net investment hedges
Cross-currency swap	(837)	—	(2,372)	—	Interest expense
Total	$(3,407)	$(1,826)	$(10,101)	$(2,445)

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

Fair value measurements of contingent consideration

The Company does not have outstanding contingent consideration as of March 31, 2024 as the Asuragen and Namocell acquisitions did not meet their respective revenue milestones as of December 31, 2023.

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

The Namocell contingent agreement required the Company to make contingent consideration payments of up to $25.0 million if certain revenue thresholds were achieved by December 31, 2023. The opening balance sheet fair value of the liabilities was $10.6 million, which was determined using a Monte Carlo simulation-based model discounted to present value. Assumptions used in these calculations are units sold, expected revenue, expected expenses, discount rate, and various probability factors. The contingent consideration related to Namocell was $1.5 million as of June 30, 2023.

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

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Quarter Ended	Nine Months Ended
	March 31,	March 31,
	2024	2024

Fair value at the beginning of period	$—	$3,500
Change in fair value of contingent consideration	—	(3,500)
Payments	—	—
Fair value at the end of period	$—	$—

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

The Credit Agreement matures on August 1, 2027 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2024, the outstanding balance under the Credit Agreement was $389.0 million.

Note 7. Leases:

As a lessee, the Company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the nine months ended March 31, 2024, the Company recognized $3.8 million in variable lease expense and $13.7 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right-of-use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (in thousands):

		As of
		March 31,
	Balance Sheet Classification	2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$97,258

Current operating lease liabilities	Operating lease liabilities - current	$12,978
Noncurrent operating lease liabilities	Operating lease liabilities	92,752
Total operating lease liabilities		$105,730

Weighted average remaining lease term (in years):		8.66

Weighted average discount rate (%):		4.20

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for new operating lease liabilities for the nine months ended March 31, 2024 (in thousands):

Nine months ended
March 31,
2024
Cash amounts paid on operating lease liabilities	$12,352

Right-of-use assets obtained in exchange for lease liabilities	$10,255

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

March 31, 2024
Operating
Leases
Remainder 2024	$4,160
2025	16,532
2026	16,646
2027	13,780
2028	13,673
Thereafter	62,951
Total	$127,742
Less: Amounts representing interest	22,012
Total lease obligations	$105,730

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.08 and $0.24 in the three and nine months ended March 31, 2024 and 2023, respectively.

Consolidated Changes in Equity (amounts in thousands):

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$1,966,516
Net earnings				50,993		50,993
Other comprehensive income (loss)					(11,952)	(11,952)
Common stock issued for exercise of options	633	6	12,877	(15,460)		(2,577)
Common stock issued for restricted stock awards	47	1	0	(4,768)		(4,767)
Cash dividends				(12,654)		(12,654)
Stock-based compensation expense			9,981			9,981
Common stock issued to employee stock purchase plan	33	1	2,093			2,094
Employee stock purchase plan expense			112			112
Balances at September 30, 2023	158,355	$1,584	$746,606	$1,327,572	$(78,016)	$1,997,746
Net earnings				27,465		27,465
Other comprehensive income (loss)					14,355	14,355
Share repurchases	(1,397)	(14)		(80,028)		(80,042)
Common stock issued for exercise of options	157	1	4,914	(1,074)		3,841
Common stock issued for restricted stock awards	27	0	0			0
Cash dividends				(12,559)		(12,559)
Stock-based compensation expense			12,413			12,413
Employee stock purchase plan expense			340			340
Balances at December 31, 2023	157,142	$1,571	$764,273	$1,261,376	$(63,661)	$1,963,559
Net earnings				49,059		49,059
Other comprehensive income (loss)					(11,646)	(11,646)
Common stock issued for exercise of options	372	4	15,761			15,765
Common stock issued for restricted stock awards	4	0	0	(168)		(168)
Cash dividends				(12,579)		(12,579)
Stock-based compensation expense			8,053			8,053
Common stock issued to employee stock purchase plan	36	1	2,251			2,252
Employee stock purchase plan expense			80			80
Balances at March 31, 2024	157,554	$1,576	$790,418	$1,297,688	$(75,307)	$2,014,375

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income(Loss)	Interest	Total
Balances at June 30, 2022	156,644	$1,566	$652,467	$1,122,937	$(75,200)	$(759)	$1,701,011
Net earnings				89,555		179	89,734
Other comprehensive income (loss)					(16,762)		(16,762)
Reclassification of cumulative translation adjustment for Eminence to non-operating income					152	(33)	119
Elimination of noncontrolling equity interest from sale of Eminence						613	613
Share repurchases	(222)	(2)		(19,560)			(19,562)
Common stock issued for exercise of options	425	5	9,418	(11,428)			(2,005)
Common stock issued for restricted stock awards	45	0	0	(6,427)			(6,427)
Cash dividends				(12,545)			(12,545)
Stock-based compensation expense			14,364				14,364
Common stock issued to employee stock purchase plan	36	0	2,517				2,517
Employee stock purchase plan expense			97				97
Balances at September 30, 2022	156,928	$1,569	$678,863	$1,162,532	$(91,810)	$—	$1,751,154
Net earnings				50,005			50,005
Other comprehensive income (loss)					16,685		16,685
Common stock issued for exercise of options	155	1	5,074				5,075
Common stock issued for restricted stock awards	11	1	1				2
Cash dividends				(12,561)			(12,561)
Stock-based compensation expense			16,413				16,413
Employee stock purchase plan expense			333				333
Balances at December 31, 2022	157,094	$1,571	$700,684	$1,199,976	$(75,125)	$—	$1,827,106
Net earnings				70,218			70,218
Other comprehensive income (loss)					1,574		1,574
Share repurchases							—
Common stock issued for exercise of options	201	2	1,871	(10,733)			(8,860)
Common stock issued for restricted stock awards	6	0	0	(267)			(267)
Cash dividends				(12,582)			(12,582)
Stock-based compensation expense			9,995				9,995
Common stock issued to employee stock purchase plan	38	0	2,389				2,389
Employee stock purchase plan expense			113				113
Balances at March 31, 2023	157,339	$1,573	$715,052	$1,246,612	$(73,551)	$—	$1,889,686

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The Company reclassified a $2.6 million and a $1.4 million gain, net of taxes, from accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2024 and 2023, respectively. The Company reclassified a $7.7 million and a $1.7 million gain, net of taxes, from accumulated other comprehensive income (loss) to earnings during the nine months ended March 31, 2024 and 2023, respectively.

Changes in Accumulated Other Comprehensive Income (Loss) attributable to Bio-Techne by component:

Three months ended March 31, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of December 31, 2023, net of tax:	$8,842	$(72,503)	$(63,661)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(1,626)	(12,620)	(14,246)
Amounts reclassified out	2,570	837	3,407
Total other comprehensive income (loss), before tax	944	(11,783)	(10,839)
Tax (expense)/benefit	(609)	(198)	(807)
Total other comprehensive income (loss), net of tax	335	(11,981)	(11,646)
Balance as of March 31, 2024, net of tax	$9,177	$(84,484)	$(75,307)

Three months ended March 31, 2023 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of December 31, 2022, attributable to Bio-Techne, net of tax:	$12,079	$(87,204)	$(75,125)
Other comprehensive income (loss), before tax:
Amounts before reclassifications, attributable to Bio-Techne	(3,105)	3,282	177
Amounts reclassified out	1,826	—	1,826
Total other comprehensive income (loss), before tax	(1,279)	3,282	2,003
Tax (expense)/benefit	(429)	—	(429)
Total other comprehensive income (loss), net of tax	(1,708)	3,282	1,574
Balance as of March 31, 2023, net of tax	$10,371	$(83,922)	$(73,551)

Nine months ended March 31, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2023, net of tax:	$12,862	$(78,926)	$(66,064)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(9,582)	(7,368)	(16,950)
Amounts reclassified out	7,729	2,372	10,101
Total other comprehensive income (loss), before tax	(1,853)	(4,996)	(6,849)
Tax (expense)/benefit	(1,832)	(562)	(2,394)
Total other comprehensive income (loss), net of tax	(3,685)	(5,558)	(9,243)
Balance as of March 31, 2024, net of tax(1)	$9,177	$(84,484)	$(75,307)

Nine months ended March 31, 2023 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2022, attributable to Bio-Techne, net of tax:	$8,069	$(83,269)	$(75,200)
Other comprehensive income (loss), before tax:
Amounts before reclassifications, attributable to Bio-Techne	431	(805)	(374)
Amounts reclassified out	2,445	152	2,597
Total other comprehensive income (loss), before tax	2,876	(653)	2,223
Tax (expense)/benefit	(574)	—	(574)
Total other comprehensive income (loss), net of tax	2,302	(653)	1,649
Balance as of March 31, 2023, net of tax(1)	$10,371	$(83,922)	$(73,551)

(1) The Company had a net deferred tax liability for its cash flow hedge of $2.9 million and $3.2 million for the nine months ended March 31, 2024 and 2023, respectively,

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Earnings per share – basic:
Net earnings, including noncontrolling interest	$49,059	$70,218	$127,517	$209,958
Less net earnings (loss) attributable to noncontrolling interest	—	—	—	179
Net earnings attributable to Bio-Techne	$49,059	$70,218	$127,517	$209,779
Income allocated to participating securities	(5)	(16)	(24)	(52)
Income available to common shareholders	$49,054	$70,202	$127,493	$209,727
Weighted-average shares outstanding – basic	157,309	157,311	157,655	157,071
Earnings per share – basic	$0.31	$0.45	$0.81	$1.34

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$49,059	$70,218	$127,517	$209,958
Less net earnings (loss) attributable to noncontrolling interest	—	—	—	179
Net earnings attributable to Bio-Techne	$49,059	$70,218	$127,517	$209,779
Income allocated to participating securities	(5)	(16)	(24)	(52)
Income available to common shareholders	$49,054	$70,202	$127,493	$209,727
Weighted-average shares outstanding – basic	157,309	157,311	157,655	157,071
Dilutive effect of stock options and restricted stock units	3,187	4,304	3,162	4,697
Weighted-average common shares outstanding – diluted	160,496	161,615	160,817	161,768
Earnings per share – diluted	$0.31	$0.43	$0.79	$1.30

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 4.0 million and 4.5 million for the quarter ended March 31, 2024 and 2023, respectively and 4.0 million and 4.5 million for the nine months ended March 31, 2024 and 2023 respectively.

Note 10. Share-based Compensation:

During the nine months ended March 31, 2024 and 2023, the Company granted 1.0 million and 2.3 million stock options at weighted average grant prices of $80.07 and $93.96 and weighted average fair values of $27.47 and $29.58, respectively. During the nine months ended March 31, 2024 and 2023, the Company granted 353,656 and 90,352 restricted stock units at a weighted average fair value of $78.41 and $93.84, respectively. During the nine months ended March 31, 2024 and 2023, the Company granted 27,196 and 10,816 shares of restricted common stock shares at a weighted average fair value of $56.98 and $73.94.

Stock options for 1,590,362 and 1,271,338 shares of common stock with total intrinsic values of $73.1 million and $74.1 million were exercised during the nine months ended March 31, 2024 and 2023, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $8.1 million and $10.2 million was included in selling, general and administrative expenses for the quarter ended March 31, 2024 and 2023, respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $31.7 million and $41.5 million was included in selling, general, and administrative expenses for the nine months ended March 31, 2024 and 2023, respectively. Additionally, the Company recognized $0.1 million and $0.6 million of stock-based compensation costs in cost of goods sold in the quarter and nine months ended March 31, 2024, respectively, compared to $0.2 million and $0.8 million in cost of goods sold in the comparative prior year periods. As of March 31, 2024, there was $41.2 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.2 years.

In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. The Company recorded expense of $0.1 million for the quarter ended March 31, 2024 and $0.1 million for the quarter ended March 31, 2023. The Company recorded expense of $0.5 million and $0.5 million for the nine months ended March 31, 2024 and 2023, respectively.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest expense	$(4,005)	$(1,367)	$(13,227)	$(7,513)
Interest income	712	974	2,418	2,375
Gain (loss) on investment(1)	—	314	283	50,009
Gain (loss) on equity method investment	(1,747)	—	(5,950)	—
Other non-operating income (expense), net	(874)	64	(359)	1,053
Total other income (expense)	$(5,914)	$(15)	$(16,835)	$45,924

(1) Primarily due to a $0.3 million gain on the sale of our exchange traded investment grade bond funds during the nine months ended March 31, 2024 compared to a $37.2 million gain on the sale of our ChemoCentryx investment and a $11.7 million gain on the sale of Eminence in the nine months ended March 31, 2023.

Note 12. Income Taxes:

The Company’s effective income tax rate for the third quarter of fiscal 2024 and 2023 was 19.7% and 12.4%, respectively, of consolidated earnings before income taxes, inclusive of discrete items, and 11.5% and 16.1% for the first nine months of fiscal 2024 and 2023, respectively. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2024 compared to the quarter and nine months ended March 31, 2023 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $1.8 million and $16.6 million during the quarter and nine months ended March 31, 2024, respectively, compared to total net benefits of $5.7 million and $8.9 million during the quarter and nine months ended March 31, 2023, respectively. Share-based compensation excess tax benefit contributed $1.9 million and $13.6 million in the quarter and nine months ended March 31, 2024, respectively, compared to $0.4 million and $9.5 million in the quarter and nine months, ended March 31, 2023, respectively. During the quarter and nine months ended March 31, 2024, the Company had total other immaterial discrete tax expense of $0.1 million and an other immaterial discrete tax benefit of $3.0 million, respectively. During the quarter and nine months ended March 31, 2023, the Company had discrete tax benefit of $0.6 million and discrete tax expense of $5.1 million, respectively, related to taxes associated with a planned distribution from our China entity. The Company recognized total other immaterial net discrete tax benefits of $4.7 million and $4.5 million in the quarter and nine months ended March 31, 2023, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales:
Protein Sciences	$214,589	$218,903	$616,914	$622,739
Diagnostics and Genomics	87,511	75,669	235,715	213,577
Other revenue(1)	2,093	—	2,093	—
Intersegment	(765)	(426)	(1,761)	(934)
Consolidated net sales	$303,428	$294,146	$852,961	$835,382

Operating income:
Protein Sciences	$94,829	$98,756	$262,777	$274,035
Diagnostics and Genomics	8,104	11,464	13,189	28,399
Segment operating income	$102,933	$110,220	$275,966	$302,434
Costs recognized on sale of acquired inventory	(186)	—	(550)	(400)
Amortization of intangibles	(19,287)	(19,286)	(58,908)	(57,694)
Impact of partially-owned consolidated subsidiaries(2)	—	—	—	647
Acquisition related expenses and other	(3,286)	1,333	(2,173)	9,343
Impairment of assets held-for-sale	—	—	(6,038)	—
Stock based compensation, inclusive of employer taxes	(8,358)	(10,543)	(32,810)	(42,879)
Restructuring and restructuring-related costs	(1,550)	—	(7,157)	(2,950)
Corporate general, selling, and administrative expenses	(3,346)	(1,513)	(7,545)	(4,082)
Impact of business held-for-sale(1)	78	—	78	—
Consolidated operating income	$66,998	$80,211	$160,863	$204,419

(1) Includes the quarterly results of a business that has met the held-for-sale criteria since December 31, 2023.

(2) Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

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

Consistent with the prior year, we have operated with two segments – our Protein Sciences segment and our Diagnostics and Genomics segment – during the third quarter of fiscal 2024. Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Genomics segment develops and provides spatial biology products, including advanced tissue-based in-situ hybridization assays (ISH) and instrumentation for research and clinical use. This segment also develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis.

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

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 3% and 2% for the quarter and nine months ended March 31, 2024, respectively, compared to the same prior year periods. Organic revenue for the quarter ended March 31, 2024 increased 2% compared to the prior year with acquisitions contributing 1% impact. Foreign currency exchange and a business held-for-sale did not have a material impact. Organic revenue for the nine months ended March 31, 2024 remained flat compared to the same prior year period with acquisitions and foreign currency exchange each having a favorable impact of 1%. A business held-for-sale did not have a material impact.

Consolidated net earnings attributable to Bio-Techne decreased to $49.1 million for the quarter ended March 31, 2024 as compared to $70.2 million for the quarter ended March 31, 2023. The decrease in net earnings attributable to Bio-Techne is primarily due to the acquisition of Lunaphore, CEO transition and restructuring charges, and unfavorable volume within Protein Sciences. Consolidated net earnings attributable to Bio-Techne decreased to $127.5 million for the nine months ended March 31, 2024 as compared to $209.8 million for the nine months ended March 31, 2023. Prior year net earnings attributable to Bio-Techne was favorably impacted by a non-recurring gain of $37.2 million on the sale of our ChemoCentryx investment and a non-recurring gain of $11.7 million on the sale of our Eminence investment.

Net Sales

Consolidated net sales for the quarter ended March 31, 2024 increased 3% at $303.4 million compared to the same prior year period. Consolidated net sales for the nine months ended March 31, 2024 were $853.0 million, an increase of 2% from the same prior year period. Organic revenue for the quarter ended March 31, 2024 increased 2% compared to the prior year with acquisitions contributing 1%. Foreign currency exchange and a business held-for-sale did not have a material impact. Organic revenue for the nine months ended March 31, 2024 remained flat compared to the prior year same period with acquisitions and foreign currency exchange each having a favorable impact of 1%. A business held-for-sale did not have a material impact. Organic revenue for the quarter and nine months ended March 31, 2024 was primarily driven by higher sales within the Diagnostics & Genomics segment, partially offset by lower sales from customers in China and Europe within the Protein Sciences segment.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2024 were 67.4% and 66.4% respectively, compared to 68.7% and 67.6% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, amortization of intangibles, stock compensation expense, restructuring and restructuring-related expenses, impact of partially-owned consolidated subsidiaries, and the impact of a business held-for-sale, adjusted gross margins for the quarter and nine months ended March 31, 2024 were 71.9% and 71.0%, respectively compared to 72.6% and 71.8% for the quarter and nine months ended March 31, 2023, respectively. Both consolidated gross margins and non-GAAP adjusted gross margins for the quarter and nine months ended March 31, 2024 were impacted by unfavorable volume and the acquisition of Lunaphore.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, restructuring and restructuring-related charges, the impact of partially-owned consolidated subsidiaries, and the impact of a business held-for-sale included in cost of sales, is as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Consolidated gross margin percentage	67.4%	68.7%	66.4%	67.6%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.1%	—%	0.1%	0.0%
Amortization of intangibles	3.8%	3.8%	4.1%	4.1%
Stock compensation expense	0.0%	0.1%	0.1%	0.1%
Restructuring and restructuring-related expense	0.2%	—%	0.2%	—%
Impact of partially-owned consolidated subsidiaries(1)	—%	—%	—%	0.0%
Impact of business held-for-sale(2)	0.4%	—%	0.1%	—%
Non-GAAP adjusted gross margin percentage	71.9%	72.6%	71.0%	71.8%

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

(2)Includes the quarterly results of a business that has met the held-for-sale criteria since December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13% to $111.8 million and increased 14% to $332.8 million for the quarter and nine months ended March 31, 2024, respectively, from the same prior year periods. The increase in expense for the quarter and nine months ended March 31, 2024 was primarily due to the Lunaphore acquisition, CEO transition costs, and restructuring-related charges. The nine months ended March 31, 2024 was also impacted by an impairment of assets held-for-sale.

Research and Development Expenses

Research and development expenses increased 13% to $25.8 million and increased 5% to $72.7 million for the quarter and nine months ended March 31, 2024, respectively, from the same prior year periods. The increase in expense was due to the acquisition of Lunaphore and timing of strategic growth investments.

Segment Results

Protein Sciences

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales (in thousands)	$214,589	$218,903	$616,914	$622,739
Operating margin percentage	44.2%	45.1%	42.6%	44.1%

Protein Sciences’ net sales for the quarter and nine months ended March 31, 2024 were $214.6 million and $616.9 million, respectively, with results decreasing 2% and 1%, respectively, compared to the same respective prior year periods. As of December 31, 2023, a business within the Protein Sciences Segment met the criteria as held-for-sale; this held-for-sale business has been excluded from the segment’s third quarter fiscal operating results. The exclusion of current period sales related to this business held-for-sale reduced sales by 1%. Organic revenue for the segment declined 1% and foreign currency exchange did not have a material impact for the quarter ended March 31, 2024. Organic growth for the segment declined 1% for the nine months ended March 31, 2024. The held-for-sale business and foreign currency exchange did not have a material impact. Segment revenue was impacted by lower sales from customers in China and Europe.

The operating margin was 44.2% and 42.6% for the quarter and nine months ended March 31, 2024, respectively, compared to 45.1% and 44.1% in both comparative prior year periods. The segment’s operating margin was impacted by unfavorable volume leverage and product mix.

Diagnostics and Genomics

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales (in thousands)	$87,511	$75,669	$235,715	$213,577
Operating margin percentage	9.3%	15.2%	5.6%	13.3%

Diagnostics and Genomics' net sales for the quarter and nine months ended March 31, 2024 were $87.5 million and $235.7 million, respectively, with increased net sales of 16% and 10% compared to the same respective prior year periods. Organic growth for the segment for the quarter ended March 31, 2024 was 10% from the prior year, with acquisitions contributing 6% and foreign currency exchange not having a material impact. Organic growth for the nine months ended March 31, 2024 was 5% compared to the prior year, with acquisitions contributing 5% and foreign currency exchange not having a material impact. Segment results were driven by Spatial Biology and Molecular Diagnostics products, as well as the Lunaphore acquisition.

The operating margin for the segment was 9.3% and 5.6% for the quarter and nine months ended March 31, 2024, respectively, compared to 15.2% and 13.3% in both comparative prior year periods. The segment’s operating margin was unfavorably impacted due to the acquisition of Lunaphore.

Income Taxes

Income taxes were at an effective rate of 19.7% and 11.5% of consolidated earnings for the quarter and nine month period ended March 31, 2024, respectively, compared to 12.4% and 16.1% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2024 was driven by the composition and amount of net income across periods and the impact of discrete tax benefits of $1.8 million and $16.6 million, respectively, compared to prior year discrete tax benefits of $5.7 million and $8.9 million as further discussed in Note 12.

The forecasted tax rate as of the third fiscal quarter of 2024 before discrete items is 23.0% compared to the prior year forecasted tax rate before discrete items of 20.6%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2024 to range from 23% to 27%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net earnings before taxes - GAAP	$61,084	$80,196	$144,028	$250,343
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	186	—	550	400
Amortization of intangibles	19,287	19,286	58,908	57,694
Amortization of Wilson Wolf intangible assets and acquired inventory	4,208	—	12,623	—
Acquisition related expenses and other	3,432	(1,187)	2,609	(8,670)
Gain on sale of partially-owned consolidated subsidiaries	—	—	—	(11,682)
Stock based compensation, inclusive of employer taxes	8,358	10,543	32,810	42,879
Restructuring and restructuring-related costs	1,550	—	7,157	2,950
Investment (gain) loss and other non-operating	—	(314)	(283)	(38,328)
Impairment of assets held-for-sale	—	—	6,038	—
Impact of partially-owned subsidiaries(1)	—	—	—	(420)
Impact of business held-for-sale(2)	(78)	—	(78)	—
Net earnings before taxes - Adjusted	$98,027	$108,524	$264,362	$295,166

Non-GAAP tax rate	22.0%	21.0%	22.0%	21.0%
Non-GAAP tax expense	$21,602	$22,790	$58,181	$61,985
Non-GAAP adjusted net earnings attributable to Bio-Techne(1)	$76,425	$85,734	$206,181	$233,181
Earnings per share - diluted - Adjusted	$0.48	$0.53	$1.28	$1.44

(1)Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2024 and March 31, 2023.

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

GAAP effective tax rate	19.7%	12.4%	11.5%	16.1%
Discrete items	2.9	7.1	11.5	3.5
Impact of non-taxable net gain	—	—	—	1.0
Annual forecast update	0.4	1.1	—	—
Long-term GAAP tax rate	23.0%	20.6%	23.0%	20.6%

Rate impact items
Stock based compensation	(2.0)	(1.5)	(2.2)	(2.0)
Other	1.0	1.9	1.2	2.4
Total rate impact items	(1.0)%	0.4%	(1.0)%	0.4%
Non-GAAP adjusted tax rate	22.0%	21.0%	22.0%	21.0%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended March 31, 2024 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $145.3 million as of March 31, 2024, compared to $204.3 million as of June 30, 2023. Included in the available-for-sale-investments as March 31, 2024 is $5.4 million of short-term certificates of deposit. Included in the available-for-sale investments as of June 30, 2023 was the fair value of the Company’s investment in exchange traded investment grade bond funds of $23.7 million. During the first fiscal quarter of 2024, the Company sold its investment in exchange traded investment grade bond funds.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 1, 2027. This Credit Agreement amended and restated the Company’s previous credit agreement that was entered into on August 1, 2018 and would have matured on August 1, 2023. As of March 31, 2024, there is $611 million available on the line-of-credit. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

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

Cash Flows From Operating Activities

The Company generated cash of $223.5 million from operating activities in the nine months ended March 31, 2024 compared to $171.0 million in the nine months ended March 31, 2023. The increase from the prior year was primarily due to favorable timing of payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the nine months ended March 31, 2024 and March 31, 2023 were $44.9 million and $27.4 million, respectively. Capital expenditures for the remainder of fiscal 2024 are expected to be approximately $16 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2024 are related to increasing capacity to meet expected sales growth across the Company.

During the first fiscal quarter of 2024, the Company acquired Lunaphore Technologies SA for $169.7 million, compared to the acquisition of Namocell, Inc for $101.2 million, net of cash acquired, in the comparative prior year period.

During the nine months ended March 31, 2023, the Company sold its remaining shares in Eminence, its partially-owned consolidated subsidiary, for $17.8 million. There were no comparable transactions in the nine months ended March 31, 2024.

During the first fiscal quarter of 2024, the Company sold its exchange traded investment grade bond funds for $23.8 million. In the first fiscal quarter of 2023, the Company sold its remaining shares in its investment in CCXI for $73.2 million. The Company also sold certificates of deposit for $29.2 million during the nine months ended March 31, 2023.

During the nine months ended March 31, 2024 and March 31, 2023, purchase of available-for-sale investments was $5.5 million and $20.5 million, respectively.

During the first fiscal quarter of 2024, the Company received a $2.1 million tax distribution from Wilson Wolf, its equity method investee. In the comparative prior period, the Company made its first option payment of $232 million to purchase 19.9% ownership in Wilson Wolf.

Cash Flows From Financing Activities

During the nine months ended March 31, 2024 and March 31, 2023, the Company paid cash dividends of $37.8 million and $37.7 million, respectively, to all common shareholders. On May 1, 2024, the Company announced the payment of an $0.08 per share cash dividend, or approximately $12.6 million, will be payable May 24, 2024, to all common shareholders of record on May 13, 2024.

Cash of $38.0 million and $21.4 million was received during the nine months ended March 31, 2024 and March 31, 2023, respectively, from the exercise of stock options.

During the nine months ended March 31, 2024 and March 31, 2023, the Company made repayments of $186.0 million and $505.7 million, respectively, on its long-term debt balance. The Company drew $225.0 million and $619.7 million under its revolving line-of-credit facility during the nine months ended March 31, 2024 and March 31, 2023, respectively.

There were $80.0 million of share repurchases during the nine months ended March 31, 2024 included as a cash outflow within financing activities. During the nine months ended March 31, 2023, the Company repurchased $19.6 million in share repurchases included as a cash outflow within financing activities.

During the nine months ended March 31, 2024 and March 31, 2023, the Company paid $21.5 million and $28.9 million related to taxes on restricted stock units and stock options exercised through net share settlements classified as financing activities.

The decrease in other financing activity during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 is primarily related to fees for the amended Credit Agreement that occurred in the first quarter of fiscal 2023. There were no such payments during the nine months ended March 31, 2024.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2023 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or nine months ended March 31, 2024 that would require disclosure nor have there been any changes to the Company's policies.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●Organic revenue
●Adjusted gross margin
●Adjusted operating margin
●Adjusted net earnings and diluted earnings per share
●Adjusted effective tax rate

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

Our non-GAAP financial measure of organic revenue represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, the impact of businesses held-for-sale, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from businesses held-for-sale are excluded from our organic revenue calculation starting on the date they become held-for-sale as those revenues will not be comparative in future periods. Revenues from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-owned consolidated subsidiaries for the quarter ended March 31, 2024 due to the sale of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) in the first quarter of fiscal 2023. Revenue from partially-owned consolidated subsidiaries was $2.0 million for the nine months ended March 31, 2023.

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude stock-based compensation, which is inclusive of the employer portion of payroll taxes on those stock awards, the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, restructuring and restructuring-related costs, and other non-recurring items including non-recurring costs, goodwill and long-lived asset impairments, and gains. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjection assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses inclusive of the changes in fair value contingent consideration, and other non-recurring items including gains or losses on legal settlements, goodwill and long-lived asset impairment charges, and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Costs related to restructuring and restructuring-related activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. Additionally, these amounts can vary significantly from period to period based on current activity. The Company also excludes revenue and expense attributable to partially-owned consolidated subsidiaries as well as revenue and expense attributable to businesses held-for-sale in the calculation of our non-GAAP financial measures.

The Company’s non-GAAP adjusted operating margin and adjusted net earnings, in total and on a per share basis, also excludes acquisition related expenses inclusive of the changes in fair value of contingent consideration, gain and losses from investments, as they are not part of our day-to-day operating decisions (excluding our equity method investment in Wilson Wolf as it is certain to be acquired in the future), certain adjustments to income tax expense, and other non-recurring items including certain costs related to the transition to a new CEO. Additionally, gains and losses from investments that are either isolated or cannot be expected to occur again with any predictability are excluded. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. For the quarter ended March 31, 2024, approximately 32% of consolidated net sales were made in foreign currencies, including 14% in euros, 4% in British pound sterling, 6% in Chinese yuan, 3% in Canadian dollars, and the remaining 5% in other currencies. The Company is exposed to market risk mainly from foreign exchange rate fluctuations of the euro, British pound sterling, the Chinese yuan, and the Canadian dollar, as compared to the U.S. dollar as the financial position and operating results of the Company's foreign operations are translated into U.S. dollars for consolidation.

Month-end average exchange rates between the British pound sterling, euro, Chinese yuan, Canadian dollar, and Swiss franc which have not been weighted for actual sales volume in the applicable months in the periods, to the U.S. dollar were as follows:

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Euro	$1.08	$1.08	$1.08	$1.04
British pound sterling	1.27	1.23	1.26	1.19
Chinese yuan	0.14	0.15	0.14	0.14
Canadian dollar	0.74	0.74	0.74	0.75
Swiss franc	1.14	1.08	1.14	1.05

The Company's exposure to foreign exchange rate fluctuations also arises from trade receivables, trade payables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency. The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from March 31, 2024 levels against the euro, British pound sterling, Chinese yuan and Canadian dollar are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries (annualized)	$3,894
Decrease in translation of net assets of foreign subsidiaries	60,565
Additional transaction losses	4,527

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 6, 2024, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and nine months ended March 31, 2024, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. The table below sets forth certain information regarding our purchases of common stock in open market transactions during fiscal year 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	—	$—	—	$260,780,968
August 1 - August 31, 2023	—	—	—	260,780,968
September 1 - September 30, 2023	—	—	—	260,780,968
July 1 - September 30, 2023	—	—	—
October 1 - 31, 2023	—	—	—	260,780,968
November 1 - 30, 2023	1,397,471	57.28	1,397,471	180,739,094
December 1 - 31, 2023	—	—	—	180,739,094
October 1 - December 31, 2023	1,397,471	57.28	1,397,471
January 1 - 31, 2024	—	—	—	180,739,094
February 1 - 29, 2024	—	—	—	180,739,094
March 1 - 31, 2024	—	—	—	180,739,094
January 1 - March 31, 2024	—	—	—
July 1, 2023 - March 31, 2024	1,397,471	57.28	1,397,471

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company - incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.18**	Bio-Techne 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k dated November 3, 2020*

10.20	Form of Director Non-Qualified Stock Option Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Form 8-k dated November 3, 2020*

10.21**	Form of Employee Non-Qualified Stock Option Agreement (Global) – incorporated by reference to Exhibit 10.3 of the Company’s Form 8-k dated November 3, 2020*

10.22**	Form of Performance Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.4 of the Company’s Form 8-k dated November 3, 2020*

10.23**	Form of Performance Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.5 of the Company’s Form 8-k dated November 3, 2020*

10.24**	Form of Performance Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.6 of the Company’s Form 8-k dated November 3, 2020*

10.25**	Form of Performance Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.7 of the Company’s Form 8-k dated November 3, 2020*

10.26**	Form of Time Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.8 of the Company’s Form 8-k dated November 3, 2020*

10.27**	Form of Time Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.9 of the Company’s Form 8-k dated November 3, 2020*

Exhibit Number	Description

10.28**	Form of Time Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.10 of the Company’s Form 8-k dated November 3, 2020*

10.29**	Form of Time Vesting Restricted Stock Unit Agreement (Global) – incorporated by reference to Exhibit 10.11 of the Company’s Form 8-k dated November 3, 2020*
10.30**	Employment Agreement by and between the Company and Kim Kelderman – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 19, 2023*
21	Subsidiaries of the Company – incorporated by reference to Exhibit 21 of the Company’s Form 10-K dated August 23, 2023*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: May 6, 2024	/s/ Kim Kelderman
Kim Kelderman
President and Chief Executive Officer

Date: May 6, 2024	/s/ James Hippel
James Hippel
Executive Vice President, Chief Financial Officer