Form 10-K
period 2024-06-30
BIO-TECHNE Corp
filed 2024-08-22
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024, or

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

As of December 31, 2023, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $12.1 billion based upon the closing sale price as reported on The Nasdaq Stock Market ($77.16 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

As of August 16, 2024, 158,600,408 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Investment in our securities involves risk and uncertainty and you should carefully consider all information in this Annual Report on Form 10-K prior to making an investment decision regarding our securities. Below is a summary of material risks and uncertainties we face, which are discussed more fully in “Item 1A. Risk Factors”:

Economic and Industry

●	Conditions in the global economy, the particular markets we serve and the financial markets, whether brought about by material global crises or other factors, may adversely affect our business and financial results.

●	International political, compliance and business factors, including the military conflict in Ukraine, Israel’s conflict in Gaza, and trade tensions between the U.S. and China, can negatively impact our operations and financial results.

●	The healthcare and life sciences industries that we serve face constant pressures and changes in an effort to reduce healthcare costs or increase their predictability, all of which may adversely affect our business and financial results.

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

●	Climate change and related environmental risks, or legal or regulatory measures to address climate change and/or related environmental risks, may negatively affect us.
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

●Certain of our businesses are subject to extensive regulation by the U.S. FDA and the USDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our business and financial results.

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

We manage the business in two operating segments – our Protein Sciences segment and our Diagnostics and Genomics segment. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for protein analysis, automated western blot, and multiplexed ELISA workflows. Our Diagnostics and Genomics segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, exosome-based molecular diagnostic assays, advanced tissue-based in-situ hybridization assays for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications.

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

Our historical focus was on providing high quality proteins, antibodies and immunoassays to the life science research market and hematology controls to the diagnostics market. Since 2013, we have been implementing a disciplined strategy to accelerate growth in part by acquiring businesses and product portfolios that leveraged and diversified our existing product lines, filled portfolio gaps with differentiated high growth businesses, and expanded our geographic scope. From fiscal years 2013 through 2024 we have acquired, agreed to acquire, or made investments in twenty companies that have expanded the product offerings and geographic footprint of both operating segments, including the acquisition of Lunaphore SA (“Lunaphore”) at the beginning of fiscal year 2024. We also completed a 19.9% investment in Wilson Wolf Corporation (“Wilson Wolf”) in fiscal year 2023, and will acquire the remaining ownership in Wilson Wolf by the end of calendar year 2027, if not earlier due to its achievement of revenue or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets. Additionally, subsequent to fiscal 2024, we made an investment in Spear Bio, which is a leader in the development and manufacturing of ultra-sensitive immunoassays capable of measuring protein biomarkers at attomolar level from sub-microliter sample volume. Recognizing the importance of an integrated, global approach to meeting our mission and accomplishing our strategies, we have maintained many of the brands of the companies we have acquired, but unified under a single global brand -- Bio-Techne.

We are committed to providing the life sciences community with innovative, high-quality scientific tools that allow our customers to make extraordinary discoveries and treat and diagnose diseases. We intend to build on Bio-Techne’s past accomplishments, high product quality reputation and sound financial position by executing strategies that position us to serve as the standard for biological content in the research market, and to leverage that leadership position to enter the diagnostics and other adjacent markets. Our strategic pillars include:

Grow & Leverage the Core. Through collaborations with key opinion leaders, participation in scientific discussions and societies, and leveraging our internal talent we expect to be able to convert our continued significant investment in our research and development activities to be first-to-market with quality products that are at the leading edge of life science researchers’ needs.

Capitalize on High Potential Markets. We will continue to leverage our strong balance sheet to gain access to new and differentiated technologies and products that improve our competitiveness in the current market, meet customers’ expanding workflow needs and allow us to enter adjacent markets.

Market Expansion Through Innovation & Acquisition. We will leverage our existing portfolio to expand our product offerings into novel research fields and further penetrate diagnostics and therapeutics markets. Acquisitions have, and will likely continue to play, an important role in our efforts to expand our portfolio of innovative tools and bioactive reagents, and support our initiatives to enter adjacent markets.

Deliver Best-in-Class Customer Experience. We will continue to expand our sales staff and distribution channels globally in order to increase our global presence and make it easier for customers to transact with us. We strive for every interaction to be seamless, personalized, and exceeding expectations. We aim to deeply understand customers wants and needs while simultaneously offering high-quality service at every touchpoint.

Develop People Through a Transofrmative Culture. As we continue to grow both organically and through acquisition, we are intentionally fostering an “EPIC” culture based on the ideals of Empowerment, Passion, Innovation and Collaboration. We strive to recruit, train and retain the most talented staff, who share these EPIC ideals to effectively implement our global strategies.

PROTEIN SCIENCES SEGMENT

Protein Sciences Segment Products and Markets

The Protein Sciences segment is the larger of our two segments, representing approximately 72% of our net sales in fiscal 2024. It is comprised of two divisions with complementary product offerings serving many of the same customers – the Reagent Solutions division and the Analytical Solutions division.

The Reagent Solutions division consists of specialized proteins, such as cytokines and growth factors, antibodies, small molecules, tissue culture sera and cell selection technologies traditionally used by researchers to further their life science experimental activities and by companies developing next generation diagnostics and therapeutics, including companies developing cell- and gene-based therapeutics. We believe we are the world leader in providing high quality proteins, both for research use and under current Good Manufacturing Practices, or cGMP. Key product brands include R&D Systems, Tocris Biosciences and Novus Biologicals. Our combined chemical and biological reagents portfolio provides high quality tools that customers can use in solving complex biological pathways and glean knowledge that may lead to a more complete understanding of biological processes, and, ultimately, to the development of novel therapeutic strategies to address different pathologies. In recent years, we have made several acquisitions and investments that have expanded our product offerings for the cell and gene therapy market.  These include a significant investment in state-of-the art facilities for production of both proteins and small molecules in large quantities manufactured in accordance with cGMP, as well as a 19.9% investment in – and eventual acquisition of – Wilson Wolf, which is a leading provider of cell culture devices for cell-based therapies.  Through a collaborative marketing venture with Wilson Wolf and another company, we have leveraged the products we have or are developing to provide a more complete offering for the cell and gene therapy market.

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

Protein Sciences Segment Customers and Distribution Methods

Our customers for this segment include researchers in academia and industry (chiefly pharmaceutical and biotech companies as well as contract research organizations). This segment also sells to diagnostic/companion diagnostic and therapeutic customers, especially customers engaged in the development of cell- and gene-based therapies. Our biologics line of products in the Analytical Solutions division is used chiefly by production and quality control departments at biotech and pharmaceutical companies. We sell our products directly to customers who are primarily located in North America, Europe and China, as well as through a distribution agreement with Thermo Fisher Scientific. We also sell through third party distributors in China, Japan, certain eastern European countries and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of the Protein Sciences segment’s net sales during fiscal 2024, 2023, or 2022.

DIAGNOSTICS AND GENOMICS SEGMENT

The Diagnostics and Genomics segment, representing approximately 28% of our net revenues in fiscal 2024, includes three divisions and is focused primarily on the diagnostic and research markets and includes spatial biology, liquid biopsy, molecular diagnostics kits and products, and diagnostics reagents.

Diagnostics and Genomics Segment Products

The Spatial Biology division products sold under the Advanced Cell Diagnostics, or ACD, brand, are novel in-situ hybridization (ISH) assays for transcriptome, DNA copy, and structural variation analysis within intact cells, providing highly sensitive and specific spatial information at single cell resolution. Since these products preserve spatial context, they are particularly useful for complex tissue profiling. In the first quarter of fiscal year 2024, we closed on the acquisition of Lunaphore, a leading developer of fully automated spatial biology solutions using precision microfluidic technology capable of revealing hyperplex proteomic and transcriptomic biomarkers in tumors and other tissues at single-cell and subcellular resolution. Lunaphore’s COMET instrument automates ACD’s RNAscope assays and utilizies antibodies to enable simultaneous hyperplex detection of protein and RNA biomarkers on the same slide at single-cell resolution.

The Molecular Diagnostics division markets and sells products and services under the Exosome Diagnostics and Asuragen brands.  The Exosome Diagnostics brand is based on exosome-based liquid biopsy techniques that analyze genes or their transcripts.  It includes the ExoDx Prostate test, which is a urine-based assay for early detection of high-grade prostate cancer used as an aid in deciding the need for biopsy in men with grey-zone prostate specific antigen (PSA) scores. ExoDX Prostate is offered by Exosome Diagnostics as a lab-developed test. We have also licensed exclusively the ExoTRU kidney transplant rejection test to Thermo Fisher Scientific. We also sell products for genetic carrier screening, oncology diagnostics, molecular controls, and research under the Asuragen brand.

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

In the United States, we offer the ExosomeDx Prostate test to physicians using our lab-developed non-invasive urine-based assay for prostate cancer detection. Our diagnostic laboratory is certified under and regulated by the State of Massachusetts pursuant to the Clinical Laboratory Improvement Amendments, or CLIA. We reach our customers through physicians prescribing such tests for their patients. This test is also available in Europe as a CE-marked product. The Asuragen-

branded products are sold primarily to laboratories for use in lab-developed tests or in kit form as regulated diagnostic tests.

The majority of Diagnostic Reagents Division’s sales are through OEM agreements, but we sell some of our diagnostic reagent products directly to customers and, in Europe and Asia, also through distributors.

No customer accounted for 10% or more of the reporting segment’s consolidated net sales during fiscal years 2024, 2023 or 2022.

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

The majority of our products are shipped within one day of receipt of the customers’ orders, other than our instruments and related cartridges, which are typically shipped within one to two weeks of receipt of an order. There was no significant backlog of orders for our products as of the date of this Annual Report on Form 10-K or as of a comparable date. For additional discussion of risks relating to supply chain and manufacturing, refer to “Item 1A. Risk Factors.”

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

NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs.  Bio-Techne is engaged in continuous research and development in all of our major product lines.  We also carry out research to develop new products that build upon and expand the technologies we acquire through our acquisition strategy.  In fiscal 2024, we introduced over 800 new products.  While this is an area of focus for the Company, there is no assurance that any of the products in the research and development phases can be successfully completed or, if completed, can be successfully introduced into the marketplace.

HUMAN CAPITAL

Through its subsidiaries, Bio-Techne employed approximately 3,100 full-time and part-time employees as of June 30, 2024, of whom approximately 2,300 were employed in the United States and approximately 800 outside the United States. None of the United States employees are unionized. Outside the United States, the Company has government-mandated collective bargaining arrangements or work councils in certain countries.

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

Engagement and Belonging

Our engagement strategy focuses on developing the best workplace and best people leaders to meet our employees’ needs. We believe that strong employee engagement helps enable higher retention and better business performance. We assess our engagement performance through regular consultation with our managers.  We also engage more formally via an annual engagement survey that assesses our employees’ overall experience. In 2024, 74% of our global workforce participated, and 77% of those who responded provided favorable feedback.  While these responses were quite positive, our management used the responses to inform and shape our future employee-focused initiatives. These initiatives in the past have resulted in changes in programs and policies, including expansion of our management and leadership development programs, addition of a parental leave program, expansion of our incentive programs to include annual cash bonuses to all employees, introduction of flexible working, addition of an internal communications function, leadership engagement focused on transparency and stronger feedback follow-up,  and expansion of the breadth and resources of our Employee Resource Groups (ERGs).  In fiscal year 2024, we empowered work/life integration through hybrid work models wherever feasible, continued to cultivate belonging and inclusion through deepened investment of resources to our ERGs, and paved the path for career growth through the personalized development and implementation of individual action plans.

We believe a diverse workforce and culture of belonging is central to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. The Company’s executive-sponsored Belonging initiative is focused on providing a welcoming working environment for all employees, continued education, broadening our candidate pools, and implementing and sustaining programs. One of the centerpieces of our talent development strategy is our ERGs, coordinated under the guidance of our executive-sponsored Employee Resource Group Council; they offer mentorship, support and engagement to help our employees, including those from underrepresented groups, succeed and thrive. As of June 30, 2024, we had 10 ERGs operating globally.

As of June 30, 2024, 49% of our total employee population was female, and 43% of our managerial employees were female. 39% of our total employee population identified as nonwhite and 26% of our managerial employees identified as nonwhite.

Recruitment and Retention

Bio-Techne believes that sustaining its profitable growth will require a continued focus on recruiting and retaining top, diverse talent. We engage in a variety of recruiting strategies intended to locate and identify qualified candidates and create a talent pipeline. The Company offers competitive pay and benefits, from flexible work to financial planning resources to an employee stock purchase plan. In recent years, we bolstered our recruitment and retention efforts by expanding eligibility to receive stock options deeper into the organization and expanded our Long-Term Incentive program strategy to include a combination of stock options and restricted stock units, instead of exclusively stock options. Bio-Techne continues to offer a referral bonus with the understanding that this is one of our most successful sourcing methods.

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

The last fiscal year continued to see considerable employee mobility across all industries, including the biotechnology industry, but we nonetheless significantly reduced our attrition rate to maintain durable stability across our enterprise. We believe that Bio-Techne’s sustained efforts on recruitment and retention will fortify our resilience in the face of increased employee mobility and economic challenges.

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

Well-Being and Safety

The Company is committed to protecting the physical health, safety, and psychological well-being of our employees by providing a safe work environment and permitting hybrid work schedules wherever feasible. We actively monitor and adjust our crisis management plan and response protocol to protect our employees. Bio-Techne trains all employees on foundational safety principles and requires more rigorous safety and hazard awareness training where appropriate based on function, role, or team. At Bio-Techne, all employees are empowered and encouraged to maintain and create a safe workplace. In addition, we offer internal and external resources to provide for the psychological and emotional security of employees, including employee resource programs, mental health benefit coverage, and flexible work for many roles.

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

As of June 30, 2024, we had rights to approximately 710 granted patents and approximately 330 pending patent applications. Products in the Analytical Solutions and the Spatial Biology divisions are protected primarily through pending patent applications and issued patents. In addition, certain of our products are covered by licenses from third parties to supplement our own patent portfolio. Patent protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot provide assurance that any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors’ products or services.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of this Annual Report, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Kim Kelderman	57	President, Chief Executive Officer and Director	2018
James Hippel	53	Executive Vice President and Chief Financial Officer	2014
William Geist	55	President, Protein Sciences	2022
Matthew McManus	55	President, Diagnostics and Genomics	2024
Shane Bohnen	49	Senior Vice President, General Counsel & Corp. Secretary	2023

Set forth below is information regarding the business experience of each executive officer. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Kim Kelderman was promoted to President and Chief Executive Officer of the Company on February 1, 2024 and has been an executive officer of the company since joining the company in 2018. Prior to joining the Company, he served as an executive at Thermo Fisher Scientific and as a Senior Segment Leader at Becton Dickinson.

James Hippel has been Chief Financial Officer of the Company since April 1, 2014. Prior to joining the Company, Mr. Hippel served as Senior Vice President and Chief Financial Officer for Mirion Technologies, Inc and as Vice President, Finance at Thermo Fisher Scientific, and in financial roles at Honeywell International.   Mr. Hippel started his career with KPMG LLP.

Matthew McManus joined Bio-Techne on January 8, 2024 as President, Diagnostics and Genomics. Prior to Bio-Techne, Mr. McManus most recently served as Chief Operating Officer for Azenta Life Sciences and served as Chief Executive Officer of Asuragen prior to the Bio-Techne acquisition.

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

Our business is sensitive to global economic conditions. Slower economic growth in the domestic or international markets, inflation, recession, volatility in the credit and currency markets, high levels of unemployment or underemployment, labor availability constraints, public health crises, changes or anticipation of potential changes in government trade, fiscal, tax or monetary policies, government budget dynamics (particularly in the healthcare and scientific research areas), and other challenges  in the global economy have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers, and suppliers.

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

International political, compliance and business factors, including the military conflict in Ukraine, Israel’s conflict in Gaza, and trade tensions between the U.S. and China, can negatively impact our operations and financial results.

We engage in business globally, with approximately 43% of our sales revenue in fiscal 2024 coming from outside the U.S. Changes, potential changes or uncertainties in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system, can adversely affect our business and financial results. For example, Congress and the U.S. administration have sought to impose changes to healthcare in the United States, including government negotiation/regulation of drug prices paid by government programs.  Such impacts could negatively impact certain markets we serve, resulting in an adverse impact on our sales revenue.

Political and military conflicts may disrupt our business or negatively impact global economic or business conditions.  For example, Russia’s military invasion of Ukraine, and the response by the US and European countries to that invasion, have caused severe political, humanitarian and economic crises, not only in Europe but globally. Restrictions on trade, particularly involving certain foods and energy supplies, have increased prices, led to widespread inflation and otherwise aggravated economic challenges.  While we have not historically had significant business in either Russia, Ukraine, or Israel, the broader impact of the conflict could negatively impact our operations and financial results.

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

Our Diagnostics and Genomics segment products include applications in the medical diagnostics market, which relies largely on government healthcare-related policies and funding. Changes in government reimbursement for certain diagnostic tests or reductions in overall healthcare spending could negatively impact us directly or our customers and, correspondingly, our sales to them. For example, our Exosome Diagnostics business develops and sells novel exosome-based diagnostic tests. While we received public payer coverage for certain uses, we are currently seeking expanded coverage from public payors as well as coverage decisions regarding reimbursement from additional private payers. However, the process and timeline for obtaining coverage decisions is uncertain and difficult to predict. Further, reimbursement reductions due to changes in policy regarding coverage of tests or other requirements for payment (such as prior authorization, diagnosis code and other claims edits, or a physician or qualified practitioner’s signature on test requisitions) may be implemented from time to time. Additionally, the U.S. government’s plans to manage prescription drug prices, as well as its recently announced intention to regulate lab developed tests, may impact the customers and industries we serve by increasing the cost of commercializing and/or limiting the profitability of commercialized products. All of these payor actions and changes may have a material adverse effect on revenue and earnings associated with our diagnostics products.

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

As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course of business, and we also from time to time complete more significant transactions.  At the beginning of this fiscal year, we completed the acquisition of Lunaphore SA, a leading developer of fully automated spatial biology solutions. Bio-Techne also obtained a 19.9% ownership stake in Wilson Wolf and will acquire the remaining ownership no later than the end of calendar year 2027. We have also continued participating in our collaborative marketing venture, ScaleReady LLC, with Wilson Wolf and another partner, which addresses the needs of the rapidly expanding cell and gene therapy market.  While we believe these business ventures will advance our business strategies and support our growth plans, we may not be successful in managing or integrating them into our company. Acquisitions, investments, joint ventures and strategic relationships involve a number of additional financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which could adversely affect our business and our financial results:

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

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel representing diverse backgrounds, experiences and skill sets are critical to our success. The market for highly skilled workers and leaders in our businesses, particularly in the areas of science and technology, is extremely competitive.  While retention improved in fiscal 2024, a number of our businesses and departments continued to face recruitment and retention challenges, and faced labor availability constraints and inflationary costs. Our growth by acquisition also creates challenges in retaining employees. As we integrate past and future acquisitions and evolve our corporate culture to incorporate new workforces, some employees may not find such integration or cultural changes appealing. The failure to attract and retain such personnel could adversely affect our business.

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

Our supply chains, distribution systems and information technology systems may be subject to catastrophic loss due to fire, flood, earthquake, hurricane, power shortage or outage, public health crisis (including epidemics and pandemics) and the reaction thereto, war, terrorism, riot or other man-made or natural disasters. If any of these supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses. The third-party insurance coverage that we maintain varies from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

The manufacture of many of our products is a complex process, and if we directly or indirectly encounter problems manufacturing products, our business and financial results could suffer.

The manufacture of many of our products is a complex process, due in part to strict regulatory requirements for some of our products. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with reliable sourcing of raw materials or components, natural disasters and environmental factors, and, if not discovered before the product is released to market, can result in recalls and product liability exposure. Because of the quality requirements of some of our customers as well as stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, alternative manufacturing or sourcing is not always available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant adverse impacts to our business and financial results.

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

In addition, some of our businesses purchase certain materials from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses can also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions (such as trade protectionism) and legislative or regulatory changes. Any of these factors can result in production interruptions, delays, extended lead times and inefficiencies. Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, at times our manufacturing capacity may exceed or fall short of our production requirements. Any or all of these problems can result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

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

Climate change and/or related environmental risks, or legal or regulatory measures to address climate change and/or related environmental risks, may negatively affect us.

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

These risks are particularly pronounced in countries in which we do business that do not have levels of protection of corporate proprietary information, intellectual property, technology and other assets comparable to the United States. We operate globally, with manufacturing operations in China and the UK, and approximately 43% of our revenue in fiscal 2024 was from outside the United States.  The laws, regulations and enforcement mechanisms in other countries may in some cases be less protective of our intellectual property rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights can adversely impact our business and financial results.

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

We currently have a Credit Agreement that provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 16, 2024, the Company had drawn $313 million under the Credit Agreement.

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

International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2024, currency translation had a favorable effect of approximately $6 million on revenues due to the value of the U.S. dollar relative to other currencies in which the company sells products and services.

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

We have agreements relating to the sale of our products to government entities in the U.S. and elsewhere and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government (less than 3% of our fiscal 2024 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

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

Significant developments or changes in U.S. laws and policies (including as a result of changes in party control of Congress or decisions from the U.S. Supreme Court), such as laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system and drug prices, can adversely affect our business and financial results. For example, the previous U.S. administration increased tariffs on certain goods imported into the United States and trade tensions between the United States and China escalated, with each country imposing significant additional tariffs on a wide range of goods imported from the other country. That trade tension has not diminished under the current U.S. administration. The U.S. and China could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to markets. In addition, changes to laws or regulations pertraining to laboratory developed tests may adversely affect our business and financial results. These factors have adversely affected, and in the future could further adversely affect, our business and financial results.

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

Certain of our products are medical devices, diagnostics tests and other products that are subject to regulation by the U.S. FDA or state CLIA regulations, by other federal and state governmental agencies, by comparable agencies of other countries and regions and by regulations governing hazardous materials and drugs-of abuse, or the manufacture and sale of products containing any such materials. The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations, including implementation of IVDR regulations in Europe. Failure to meet these requirements may adversely impact our business and financial results in the applicable geographies.

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

If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of personal or health information, it could be subject to monetary fines, civil penalties or criminal sanctions. In the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy and security regulations, including the expanded requirements under U.S. Health Information Technology for Economic and Clinical Health Act (HITECH), establish comprehensive standards with respect to the use and disclosure of protected health information (PHI) by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. HIPAA restricts the Company’s ability to use or disclose PHI, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. If the laboratory operations use or disclose PHI improperly under these privacy regulations, they may incur significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 1C. CYBERSECURITY

Cybersecurity Governance and Oversight

Bio-Techne’s cybersecurity program is led by the Company’s Chief Information Security Officer (“CISO”), with day-to-day management and administration of our cybersecurity program performed by the IT Security Operations team. The CISO reports to the Chief Information Officer (“CIO”), and the CIO reports to the Chief Executive Officer. The CISO is supported by the Incident Response Team (“IRT”), a multi-disciplinary management committee comprising senior members from the Security Operations Team, legal, finance, internal audit and other functions. The IRT supports the CISO and CIO in supporting and reviewing information security risks and in the event of a cybersecurity incident provides leadership with respect to incident response, investigation, mitigation and remediation.

In addition to leadership and support within management, we also work with security service providers to monitor for vulnerabilities and threats, and which are reported to the Security Operations team. All employees are trained and tested annually on cybersecurity risks, and we continually perform simulated phishing exercises with a focus on roles and functions with access to sensitive company and financial information. We also conduct periodic tabletop exercises for key personnel involved in cybersecurity risk management, including the IRT.

Our Board of Directors (“Board”) holds overall oversight responsibility for the Company’s strategy and risk management, including in relation to cybersecurity risks. The Board exercises its oversight function through the Audit Committee, which oversees the management of risk exposure across various areas, including data security risks, in accordance with its charter. In addition, the Audit Committee is specifically responsible for the review and approval of any cybersecurity incident disclosure, as set forth in the Committee’s charter. In the event of a potentially significant cybersecurity incident, the Audit Committee’s charter requires that management promptly communicate and consult with the Audit Committee.

Bio-Techne’s General Counsel updates the Audit Committee multiple times per year regarding Bio-Techne’s cybersecurity programs, including regularly-tracked metrics on incident response, internal security testing, and measures implemented to monitor and address cybersecurity risks and threats, as appropriate. The Audit Committee regularly updates the full Board on these matters. In addition, the CISO and/or CIO provides the full Board with a thorough review of the Company’s cybersecurity program, including current status, industry risks and exposure, and future strategy.

Based on the information we have as of the date of this Annual Report, we do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect Bio-Techne, including our business strategy, results of operations or financial condition. However, please see Item 1A. Risk Factors – “A significant disruption in, or breach of security of, our information technology systems or data, or violation of data privacy laws, could result in damage to our reputation, data integrity and/or subject us to costs, fines, or lawsuits under data privacy or other laws or contractual requirements.”

Cybersecurity Risk Management and Strategy

Bio-Techne’s cybersecurity strategy is to maintain and fortify a secure, actively-monitored environment for our and our customers’ data that complies with legal requirements [and industry best practice] while supporting our and our customers’ business needs. Our cybersecurity program follows industry standards and best practice for preventing, detecting, remediating, and mitigating potential cybersecurity threats, including regular processes to identify, evaluate and manage potential risks.

Our IT Security Operations team administers and monitors the prevention, detection, mitigation, and remediation of potential cybersecurity risks. This team leverages both Bio-Techne’s internal IT resources, including its personnel, as well as managed security service providers and other third-party security software and technology services, as well as through other means. We also have implemented processes and technologies for network monitoring and data loss prevention procedures.

We conduct periodic risk assessments, including with support from external vendors, to assess our cyber program, identify areas of enhancement, and develop strategies for the mitigation of cyber risks. We also conduct regular security testing and have established a vulnerability management process supported by security testing, for the treatment of identified security risks based on severity, including risks arising from our use of third party providers software and service providers. In addition to our evolving processes and systems, we foster a culture of cybersecurity education, training, and testing. Every year, employees in sensitive job categories must take and pass rigorous information security and protection training.

We partner with experienced external consultants to assess our cybersecurity program, and to perform penetration testing as well as other testing programs designed to identify vulnerabilities and areas for fortification. Also, as part of our cybersecurity risk management program we maintain cyber insurance, with coverage amounts and terms that are typical and appropriate for a company of our size and type. This insurance may not be sufficient to cover us against all types of claims related to security breaches, cyberattacks and other related breaches.

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

The Company also owns a 34,000 square foot manufacturing facility in Flowery Branch, Georgia. This facility is currently being held-for-sale.

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

Subsidiary	Location	Type	Square Feet

Bio-Techne China	Shanghai and Beijing, China	Office/warehouse	29,200
Tocris	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	30,000
PrimeGene	Shanghai, China	Office/manufacturing/lab	59,300
Bionostics	Devens, Massachusetts	Office/manufacturing	70,000
Novus Biologicals	Centennial, Colorado	Office/warehouse	74,000
ProteinSimple	San Jose, California	Office/manufacturing/warehouse	98,000
ProteinSimple Ltd.	Ottawa, Canada	Office/manufacturing/warehouse	10,800
Cliniqa	San Marcos, California	Office/manufacturing/warehouse	62,800
Advanced Cell Diagnostics	Newark, California	Office/manufacturing/warehouse	55,900
Bio-Techne France	Rennes, France	Office/warehouse	11,000
Exosome Diagnostics	Waltham, Massachusetts	Office/manufacturing/warehouse	38,400
Asuragen	Austin, Texas	Office/manufacturing/warehouse	47,400
Bio-Techne Ireland	Dublin, Ireland	Warehouse	25,000
Lunaphore	Tolochenaz, Switzerland	Office/manufacturing/warehouse	24,985

ITEM 3. LEGAL PROCEEDINGS

As of August 16, 2024, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

Holders of Common Stock and Dividends Paid

As of August 16, 2024, there were over 160,000 beneficial shareholders of the Company’s common stock and over 110 shareholders of record. The Company paid annual cash dividends totaling $50.4 million, $50.3 million, and $50.2 million in fiscal 2024, 2023, and 2022, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future.

On August 31, 2022, the Company entered into an amended and restated Credit Agreement that provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. The credit facility is governed by a Credit Agreement dated August 31, 2022 and matures on August 31, 2027. The Credit Agreement that governs the revolving line of credit contains customary events of default and would prohibit payment of dividends to Company shareholders in the event of a default thereunder.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	—	$—	—	$260,780,968
August 1 - August 31, 2023	—	—	—	260,780,968
September 1 - September 30, 2023	—	—	—	260,780,968
July 1 - September 30, 2023	—	—	—
October 1 - 31, 2023	—	—	—	260,780,968
November 1 - 30, 2023	1,397,471	57.28	1,397,471	180,739,094
December 1 - 31, 2023	—	—	—	180,739,094
October 1 - December 31, 2023	1,397,471	57.28	1,397,471
January 1 - 31, 2024	—	—	—	180,739,094
February 1 - 29, 2024	—	—	—	180,739,094
March 1 - 31, 2024	—	—	—	180,739,094
January 1 - March 31, 2024	—	—	—
April 1 - 30, 2024	—	—	—	180,739,094
May 1 - 31, 2024	—	—	—	180,739,094
June 1 - 30, 2024	—	—	—	180,739,094
April 1 - June 30, 2024	—	—	—
July 1, 2023 - June 30, 2024	1,397,471	57.28	1,397,471

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P 500 Index and the S&P 500 Life Sciences Tools and Services Index. The comparison assumes $100 was invested on the last trading day before July 1, 2018 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company became part of the S&P 500 Index during fiscal 2022.

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

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. As disclosed in Note 4, the Company completed the acquisition of Lunaphore for $169.7 million, in a cash-free, debt-free acquisition. We also purchased a 19.9% investment in Wilson Wolf in fiscal 2023 and, as disclosed in Note 1, will acquire the remaining shares in Wilson Wolf by the end of calendar year 2027, or earlier depending on the achievement of certain future milestones.

OVERALL RESULTS

Operational Update

For fiscal 2024, consolidated net sales increased 2% to $1.2 billion as compared to fiscal 2023. Organic growth was 1%, with acquisitions having a favorable impact of 1%. Foreign currency translation and a business held-for sale did not have a material impact. Organic revenue growth was primarily driven by strong commercial execution in our Diagnostics and Genomics segment.

Consolidated net earnings, including non-controlling interest, decreased 41% compared to fiscal 2023. The decrease in earnings was driven by a non-recurring gain on the sale of our ChemoCentryx investment, a non-recurring gain on the sale of our investment in Changzhou Eminence Biotechnology Co., Ltd. (Eminence), and a non-recurring benefit related to the fair value of contingent consideration during fiscal 2023. The decrease in fiscal 2024 was also impacted by impairment of assets held-for-sale, restructuring charges, and CEO transition related charges. After adjusting for cost recognized upon sale of acquired inventory, intangibles amortization, acquisition-related costs, certain litigation charges, gain on sale of investments, stock-based compensation, restructuring and restructuring-related costs, impairment of assets held-for-sale, impact of business held-for-sale, and impact from partially-owned consolidated subsidiaries, adjusted net earnings attributable to Bio-Techne decreased 11% in fiscal 2024 as compared to fiscal 2023. Adjusted net earnings attributable to Bio-Techne was primarily impacted by the acquisition of Lunaphore and unfavorable volume leverage within Protein Sciences.

For fiscal 2023, consolidated net sales increased 3% as compared to fiscal 2022. Organic growth was 5%, with foreign currency translation having an unfavorable impact of 2% and acquisitions having an immaterial impact. Organic revenue growth was primarily driven by consumable growth in both our Diagnostics and Genomics and Protein Sciences segments.

Consolidated earnings, including non-controlling interest, increased 8% compared to fiscal 2022. The increase in earnings was driven by a gain on the sale of our ChemoCentryx investment and a gain on the sale of our investment in Eminence. After adjusting for acquisition related costs, intangibles amortization, stock-based compensation, restructuring costs, gain on investments, and impact from partially-owned consolidated subsidiaries, adjusted net earnings attributable to Bio-Techne decreased 1% in fiscal 2023 as compared to fiscal 2022. Adjusted net earnings attributable to Bio-Techne was primarily impacted by foreign currency exchange and strategic growth investments including the Namocell acquisition.

RESULTS OF OPERATIONS

Net Sales

Consolidated organic net sales exclude the impact of companies acquired during the first 12 months post-acquisition and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily the euro, British pound sterling, Chinese yuan, and Swiss franc) into U.S. dollars.

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2024	2023	2022

Organic sales growth	1%	5%	17%
Acquisitions sales growth	1%	0%	3%
Impact of foreign currency fluctuations	0%	(2)%	(1)%
Impact of business held for sale	0%	—%	—%
Consolidated net sales growth	2%	3%	19%

Consolidated net sales by segment were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Protein Sciences	$830,902	$845,747	$832,311
Diagnostics and Genomics	326,392	292,602	274,843
Other revenue(1)	4,153	—	—
Intersegment	(2,387)	(1,647)	(1,555)
Consolidated net sales	$1,159,060	$1,136,702	$1,105,599

(1) Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. The year ended June 30, 2024 includes the six-month results of this business held-for-sale for the period starting December 31, 2023 through June 30, 2024 while the business has met the held-for-sale criteria.

In fiscal 2024, Protein Sciences segment net sales decreased 2% compared to fiscal 2023. A business within the Protein Sciences Segment met the criteria as held-for-sale since December 31, 2023. The exclusion of third and fourth quarter of fiscal 2024 sales related to a held-for-sale business reduced sales by 1%. Organic revenue for the segment declined 2% for the fiscal year, with foreign currency exchange having a favorable 1% impact on revenue. Segment revenue was impacted by broad based headwinds.

In fiscal 2024, Diagnostics and Genomics segment net sales increased 12% compared to fiscal 2023. Organic growth for the segment was 6%, with acquisitions having a 5% impact and foreign currency exchange having a favorable impact of 1% on revenue growth. Segment growth was driven by broad based molecular diagnostics performance and Lunaphore.

In fiscal 2023, Protein Sciences segment net sales increased 2% compared to fiscal 2022. Organic growth for the segment was 4% for the fiscal year, with currency translation having an unfavorable impact of 2% on revenue and acquisitions having an immaterial impact on revenue growth. Segment growth was driven by growth in consumable revenue to BioPharma (especially those developing cell and gene therapies) and Academic customers within the Americas and Europe.

In fiscal 2023, Diagnostics and Genomics segment net sales increased 6% compared to fiscal 2022. Organic growth for the segment was 8% with currency translation having an unfavorable impact of 2%. Segment growth was driven by growth in consumable revenue from our Spatial Biology platform and an increase in service revenue related to our ExoDx Prostate test.

Gross Margins

Consolidated gross margins were 66.4%, 67.7%, and 68.4% in fiscal 2024, 2023, and 2022. Consolidated gross margins were impacted by revenue. Excluding the impact of acquired inventory sold, amortization of intangibles, stock compensation expense, restructuring and restructuring-related costs, impact of business held-for-sale, and the impact of partially-owned consolidated subsidiaries, adjusted gross margins were 71.0%, 71.7%, and 72.5% in fiscal 2024, 2023, and 2022, respectively. Fiscal 2024 consolidated gross margin was impacted by the Lunaphore acquisition when compared to the prior period. Fiscal 2023 consolidated gross margin was unfavorably impacted by foreign currency exchange and strategic growth investments including the Namocell acquisition when compared to fiscal 2022. Consolidated gross margins for fiscal 2022 were impacted as a result of volume leverage and product mix, partially offset by additional investments made in the business to support future growth.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization included in cost of sales, restructuring and restructuring-related expenses, and impact of business held-for-sale is as follows:

	Year Ended June 30,
	2024	2023	2022

Consolidated gross margin percentage	66.4%	67.7%	68.4%
Identified adjustments:
Costs recognized upon sale of acquired inventory	0.1%	0.0%	0.1%
Amortization of intangibles	4.0%	4.0%	3.7%
Stock compensation expense - COGS	0.1%	0.1%	0.1%
Restructuring and restructuring-related costs	0.3%	—%	—%
Impact of partially-owned consolidated subsidiaries(1)	—%	(0.1)%	0.2%
Impact of business held-for-sale(2)	0.1%	—%	—%
Non-GAAP adjusted gross margin percentage	71.0%	71.7%	72.5%

(1) Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023 and the full fiscal year of 2022.

(2) Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. Fiscal year 2024 includes the six-month results of this business held-for-sale for the period starting December 31, 2023 through June 30, 2024 while the business has met the held-for-sale criteria.

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

Management uses adjusted operating results to monitor and evaluate performance of the Company’s two segments. Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2024	2023	2022

Protein Sciences	75.7%	75.3%	75.5%
Diagnostics and Genomics	58.7%	61.2%	63.1%

The increase in the Protein Sciences segment’s gross margin percentage for fiscal 2024 as compared to fiscal 2023 was primarily attributable to the exclusion of a business held-for-sale. The change in the Protein Sciences segment’s gross margin percentage for fiscal 2023 compared to fiscal 2022 was primarily attributable to mix of product sales within the segment.

The change in the Diagnostics and Genomics segment’s gross margin percentage for fiscal 2024 as compared to fiscal 2023 is due to the Lunaphore acquisition. The change in the Diagnostics and Genomics segment’s gross margin percentage for fiscal 2023 as compared to fiscal 2022 is due to fiscal 2022 revenue related to the ExoTru kidney transplant rejection agreement that did not reoccur in fiscal 2023. Fiscal 2023 compared to fiscal 2022 was also impacted by strategic investments to drive future growth that was partially offset by volume leverage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $88.0 million (23%) in fiscal 2024 when compared to fiscal 2023. Selling, general, and administrative expenses increased primarily due to the Lunaphore acquisition, impairment of assets held-for-sale, certain litigation charges, restructuring and restructuring-related charges, and CEO transition charges.

Selling, general and administrative expenses increased $5.6 million (2%) in fiscal 2023 when compared to fiscal 2022. Selling, general, and administrative expenses increased primarily due to strategic investments made in the business to support future growth including the Namocell acquisition.

Consolidated selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2024	2023	2022

Protein Sciences	$217,595	$203,834	$195,328
Diagnostics and Genomics	127,131	101,805	93,578
Total segment expenses	344,726	305,639	288,906
Amortization of intangibles	31,710	32,076	32,492
Acquisition related expenses	6,980	(9,965)	(19,082)
Eminence impairment(1)	—	—	18,715
Legal fees	3,506	—	—
Restructuring and restructuring-related costs	8,896	3,829	1,640
Stock-based compensation	39,452	40,269	45,085
Impairment of assets held-for-sale	21,963	—	—
Corporate selling, general and administrative expenses	9,142	6,530	5,010
Total selling, general and administrative expenses	$466,375	$378,378	$372,766

(1)Refer to the Goodwill Impairment section within the Critical Accounting Policies for further details on the Eminence impairment.

Research and Development Expenses

Research and development expenses increased $4.2 million (5%) and $5.4 million (6%) in fiscal 2024 and 2023, respectively, as compared to prior year periods. The increase in research and development expenses in fiscal 2024 and fiscal 2023 compared to the prior periods was primarily attributable to strategic growth investments including the acquisitions of Lunaphore and Namocell in fiscal 2024 and fiscal 2023, respectively.

Consolidated research and development expenses were composed of the following (in thousands):

	Year Ended June 30,
	2024	2023	2022

Protein Sciences	$56,911	$58,251	$56,370
Diagnostics and Genomics	39,753	34,242	30,770
Total research and development expenses	$96,664	$92,493	$87,140

Net Interest Income / (Expense)

Net interest income/(expense) for fiscal 2024, 2023, and 2022 was ($12.4) million, $(7.8) million, and $(10.5) million, respectively. During fiscal 2024, average monthly outstanding debt was higher than fiscal 2023 leading to increased interest expense compared to fiscal 2023.

Net interest expense in fiscal 2023 decreased when compared to fiscal 2022 due to a favorable rate on a forward starting interest rate swap as disclosed in Note 5 that went into effect in fiscal year 2023.

Other Non-Operating Income / (Expense), Net

Other non-operating income/(expense), net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company’s gains and losses on investments as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022

Foreign currency gains (losses)	$(726)	$676	$699
Rental income	305	426	599
Real estate taxes, depreciation and utilities	(1,630)	(1,810)	(2,035)
Gain on investment	283	49,328	15,186
Loss on equity method investment	(6,841)	(1,143)	—
Miscellaneous (expense) income	25	43	862
Other non-operating income (expense), net	$(8,584)	$47,520	$15,311

During fiscal 2024, the Company recognized a gain of $0.3 million related to the sale of our exchange traded bond funds. Additionally, the Company recognized losses of $6.8 million related to our equity method investment in Wilson Wolf.

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

Income Taxes

Income taxes for fiscal 2024, 2023, and 2022 were at effective rates of 9.5%, 15.7%, and 12.7%, respectively, of consolidated earnings before income taxes. The change in the effective tax rate for fiscal 2024 compared to fiscal 2023 was driven by share-based compensation as the number of stock option exercises increased compared to the prior year comparative period. The Company had share-based compensation excess tax benefits of $18.4 million in fiscal 2024. The Company’s discrete tax benefits in fiscal 2023 primarily related to share-based compensation excess tax benefits of $12.3 million. The Company’s discrete tax benefits in fiscal 2022 primarily related to share-based compensation excess tax benefits of $29.3 million.

Net Earnings

Non-GAAP adjusted consolidated net earnings and earnings per share are as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022

Net earnings before taxes - GAAP	$185,689	$338,659	$301,386
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	729	400	1,596
Amortization of intangibles	78,318	76,413	73,054
Amortization of Wilson Wolf intangible assets and acquired inventory	15,686	2,805	—
Acquisition related expenses and other	7,564	(9,147)	(18,694)
Certain litigation charges	3,506	—	—
Eminence impairment	—	—	18,715
Gain on sale of partially-owned consolidated subsidiaries	—	(11,682)	—
Stock based compensation, inclusive of employer taxes	40,277	41,217	46,401
Restructuring and restructuring-related costs	12,245	3,829	1,640
Investment gain and other non-operating	(283)	(37,646)	(16,171)
Impairment of assets held-for-sale	21,963	—	—
Impact of partially-owned subsidiaries(1)	—	(420)	2,675
Impact of business held-for-sale(2)	(525)	—	—
Earnings before taxes - Adjusted(1,2)	$365,169	$404,428	$410,602

Non-GAAP tax rate	22.0%	20.5%	21.2%
Non-GAAP tax expense	$80,420	$82,948	$87,090
Non-GAAP adjusted net earnings attributable to Bio-Techne(1,2)	$284,749	$321,480	$323,512
Earnings per share - diluted - Adjusted(1,2)	$1.77	$1.99	$1.97

(1) Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

(2) Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. The year ended June 30, 2024 includes the six-month results of this business held-for-sale for the period starting December 31, 2023 through June 30, 2024 while the business has met the held-for-sale criteria.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for the periods ended June 30, 2024, 2023, and 2022.

	Year Ended June 30,
	2024	2023	2022

GAAP effective tax rate	9.5%	15.7%	12.7%
Discrete items	14.0	3.4	11.3
Impact of non-taxable net gain	—	0.7	—
Long-term GAAP tax rate	23.5%	19.8%	24.0%

Rate impact items
Stock based compensation	(2.5)%	(1.4)%	(1.9)%
Other	1.0	2.1	(0.9)
Total rate impact items	(1.5)%	0.7%	(2.8)%
Non-GAAP adjusted tax rate	22.0%	20.5%	21.2%

Refer to Note 12 for additional discussion relating to the change in discrete tax items between fiscal 2024 and fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2024 were $152.9 million compared to $204.3 million at June 30, 2023. Included in the available-for-sale investments was certificates of deposit that have contractual maturity dates within one year of $1.1 million as of June 30, 2024. There were no certificiates of deposit in the prior comparable period. As of June 30, 2023, there was $23.7 million included in the available-for-sale investments related to the fair value of the Company’s investment in exchange traded investment grade bond funds.

At June 30, 2024, approximately 28% of the Company’s cash and cash equivalent account balances of $42.2 million were located in the U.S., with the remainder located in primarily in Canada, China, the U.K. and other European countries.

At June 30, 2024, all of the Company’s available-for-sale investment account balances of $1.1 million were located in Europe.

At June 30, 2024, we had $319 million in borrowings under the revolving credit facility, resulting in $681 million of unutilized availability under our revolving credit facility.

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

Cash Flows From Operating Activities

The Company generated cash from operations of $299.0 million, $254.4 million, and $325.3 million in fiscal 2024, 2023, and 2022 respectively. The increase in cash generated from operating activities in fiscal 2024 as compared to fiscal 2023 was mainly a result of changes in the timing of cash payments on certain operating assets and liabilities. The decrease in cash generated from operating activities in fiscal 2023 as compared to fiscal 2022 was mainly a result of changes in net earnings and changes in the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures to enable revenue growth.

During fiscal year 2024, the Company acquired Lunaphore for $169.7 million in cash-free, debt-free acquisition. During fiscal year 2023, the Company acquired Namocell for $101.2 million, net of cash acquired. There were no acquisitions in fiscal year 2022.

During the first fiscal quarter of 2023, the Company sold its remaining shares in Eminence, its partially-owned consolidated subsidiary, for $17.8 million. There were no sales of businesses in fiscal 2024 or 2022.

In the first fiscal quarter of 2023, the Company sold its remaining shares in its investment in CCXI for $73.2 million. There were no comparable activities in fiscal 2024 and 2022.

The Company’s net proceeds (outflow) from the purchase, sale and maturity of available-for-sale investments in fiscal 2024, 2023, and 2022 were $22.6 million, $14.7 million, and $(26.9) million, respectively. During fiscal year 2024, the Company’s proceeds in available-for-sale investments relates to the sale of our exchange traded investment grade bond funds. The proceeds during fiscal year 2023 relates to the sale of excess cash in certificates of deposit that matured. The outflow of cash in fiscal year 2022 compared to fiscal year 2024 and fiscal year 2023 was driven by the purchase of the exchange traded investment grade bond funds in fiscal year 2022, which had a cost basis of $25.0 million, that did not reoccur in the comparative periods. The Company’s investment policy is to place excess cash in certificates of deposit with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions in fiscal year 2024, 2023, and 2022 were $62.9 million, $38.2 million, and $44.9 million. Fiscal 2024 capital expenditures related to investments in new buildings, machinery, construction in progress, and IT equipment. Fiscal 2023 capital expenditures related to investments in new buildings, machinery, and IT equipment. Capital additions planned for fiscal 2025 are approximately $48 million and are expected to be financed through currently available cash and cash generated from operations.

During the year ended June 30, 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal year 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of June 30, 2024, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028. During fiscal 2024, the Company received tax distributions from Wilson Wolf of $7.0 million.

Cash Flows From Financing Activities

In fiscal 2024, 2023, and 2022, the Company paid cash dividends of $50.4 million, $50.3 million, $50.2 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $60.9 million, $29.8 million, $77.2 million, for the exercise of options for 2,240,000, 1,578,000, and 2,450,000 shares of common stock in fiscal 2024, 2023 and 2022, respectively.

During fiscal 2024, 2023, and 2022, the Company repurchased $80.0 million, $19.6 million, and $161.0 million, respectively, in share repurchases included as a cash outflow within Financing Activities.

During fiscal 2024, 2023, and 2022, the Company drew $225.0 million, $619.7 million, and $90.0 million, respectively, under its revolving line-of-credit facility. Repayments of $256.0 million, $525.7 million, and $175.5 million were made on its line-of-credit in fiscal 2024, 2023, and 2022, respectively.

There were no payments during fiscal 2024 nor fiscal 2023 for contingent consideration. During fiscal 2022, the Company made $4.0 million in cash payments towards the Quad contingent consideration liability. Of the $4.0 million in total payments, $0.7 million is classified as financing on the statement of cash flows. The remaining $3.3 million was recorded as operating on the statement of cash flows as it represents the consideration liability that exceeds the amount of the contingent consideration liability recognized at the acquisition date.

During fiscal 2024, 2023 and 2022, the Company paid $21.9 million, $28.9 million and $23.5 million, respectively, for taxes remitted on behalf of participants in net share settlement transactions and restricted stock units.

The other financing activity during fiscal 2023 is primarily related to fees for the amended Credit Agreement that occurred in the first fiscal quarter. There was no comparable activity in fiscal 2024 or fiscal 2022.

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

Impairment of Goodwill

Goodwill

Goodwill was $972.7 million as of June 30, 2024, which represented 36% of total assets. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year, or more frequently if events occur or circumstances change that could indicate a possible impairment.

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

For fiscal 2024, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2024. During the second quarter of fiscal 2024, as part of restructuring actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023. Given the upcoming divestiture, the Company identified a triggering event and performed impairment testing during the second half of fiscal 2024. The impairment test resulted in a total impairment charge of $22.0 million, which includes the allocated goodwill, which we have further described within Note 1. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2024, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

For fiscal 2023, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it was more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2023. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2023, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

In the first quarter of fiscal 2022, the Company combined the management of the Exosome Diagnostics and Asuragen reporting units, both of which were included in the Diagnostics and Genomics operating segment. In conjunction with the combination of the reporting units, a qualitative goodwill impairment assessment was performed. The qualitative assessment identified no indicators of impairment.

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

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during fiscal 2024 and those not yet adopted can be found under caption “Note 1: Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements appear in Item 8 of this report.

SUBSEQUENT EVENTS

On July 23, 2024, the Company invested $15 million in Spear Bio, an innovative leader in the development and manufacture of ultra-sensitive immunoassays capable of measuring protein biomarkers at attomolar level from sub-microliter sample volume.

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

Our non-GAAP financial measure of organic revenue represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, the impact of businesses held-for-sale, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from businesses held-for-sale are excluded from our organic revenue calculation starting on the date they become held-for-sale as those revenues will not be comparative in future periods. Revenues from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-owned consolidated subsidiaries in fiscal year 2024 due to the sale of Changzhou Eminence Biotechnology Co., Ltd. (Eminence) in the first quarter of fiscal 2023. Revenue from partially-owned consolidated subsidiaries was $2.0 million for the year ended June 30, 2023.

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude stock-based compensation, which is inclusive of the employer portion of payroll taxes on those stock awards, the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, restructuring and restructuring-related costs, and other non-recurring items including non-recurring costs, goodwill and long-lived asset impairments, and gains. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjection assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses inclusive of the changes in fair value contingent consideration, and other non-recurring items including gains or losses on goodwill and long-lived asset impairment charges, and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. We also exclude certain litigation charges which are facts and circumstances specific including costs to resolve litigation and legal settlement (gains and losses). In some cases, these costs may be a result of litigation matters at acquired companies that were not probable, inestimable, or unresolved at the time of acquisition. Costs related to restructuring and restructuring-related activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs.  Additionally, these amounts can vary significantly from period to period based on current activity. The Company also excludes revenue and expense attributable to partially-owned consolidated subsidiaries as well as revenue and expense attributable to businesses held-for-sale in the calculation of our non-GAAP financial measures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 31% of the Company’s consolidated net sales in fiscal 2024 were made in foreign currencies, including 14% in euro, 4% in British pound sterling, 6% in Chinese yuan, 3% in Canadian dollars, 1% in Swiss francs, and the remaining 3% in other currencies. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro, British pound sterling, Chinese yuan, Canadian dollar, and Swiss franc as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro, British pound sterling, Chinese yuan, Canadian dollar, Swiss franc and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2024	2023	2022
Euro
High	$1.10	$1.10	$1.19
Low	1.06	0.98	1.05
Average	1.08	1.05	1.12
British pound sterling
High	$1.29	$1.27	$1.39
Low	1.22	1.11	1.21
Average	1.26	1.21	1.32
Chinese yuan
High	$0.14	$0.15	$0.16
Low	0.14	0.14	0.15
Average	0.14	0.14	0.15
Canadian dollar
High	$0.76	$0.78	$0.81
Low	0.72	0.73	0.78
Average	0.74	0.74	0.79
Swiss franc
High	$1.19	$1.12	$1.10
Low	1.09	1.00	1.03
Average	1.13	1.07	1.08

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2024 levels against the euro, British pound sterling, Chinese yuan, Canadian dollar and Swiss francs are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries	$3,542
Decrease in translation of net assets of foreign subsidiaries	59,519
Additional transaction losses	3,394

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

	Year Ended June 30,
	2024	2023	2022

Net sales	$1,159,060	$1,136,702	$1,105,599
Cost of sales	389,335	366,887	349,103
Gross margin	769,725	769,815	756,496

Operating expenses:
Selling, general and administrative	466,375	378,378	372,766
Research and development	96,664	92,493	87,140
Total operating expenses	563,039	470,871	459,906
Operating income	206,686	298,944	296,590

Other income (expense)
Interest expense	(15,736)	(11,215)	(11,309)
Interest income	3,323	3,410	794
Other non-operating income (expense), net	(8,584)	47,520	15,311
Total other income (expense), net	(20,997)	39,715	4,796
Earnings before income taxes	185,689	338,659	301,386
Income taxes	17,584	53,217	38,287
Net earnings, including noncontrolling interest	168,105	285,442	263,099
Net earnings attributable to noncontrolling interest	—	179	(8,952)
Net earnings attributable to Bio-Techne	$168,105	$285,263	$272,051
Other comprehensive income (loss):
Foreign currency translation income (loss)	(7,492)	4,191	(32,241)
Foreign currency translation reclassified to earnings with Eminence deconsolidation	—	119	—
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	(4,760)	4,793	14,262
Other comprehensive income (loss)	(12,252)	9,103	(17,979)
Other comprehensive income (loss) attributable to noncontrolling interest	—	(33)	(70)
Other comprehensive income (loss) attributable to Bio-Techne	(12,252)	9,136	(17,909)
Comprehensive income attributable to Bio-Techne	$155,853	$294,399	$254,142

Earnings per share attributable to Bio-Techne:
Basic	$1.07	$1.81	$1.73
Diluted	$1.05	$1.76	$1.66

Weighted average common shares outstanding:
Basic	157,708	157,179	156,874
Diluted	160,774	161,855	164,114

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$151,791	$180,571
Short-term available-for-sale investments	1,072	23,739
Accounts receivable, less allowance for doubtful accounts of $4,386 and $4,738, respectively	241,394	218,468
Inventories	179,731	171,638
Current assets held-for-sale	9,773	—
Other current assets	33,658	27,066
Total current assets	617,419	621,482

Property and equipment, net	251,154	226,200
Right-of-use assets	91,285	98,326
Goodwill	972,663	872,737
Intangible assets, net	507,081	534,645
Other assets	264,265	285,302
Total assets	$2,703,867	$2,638,692
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37,968	$25,679
Salaries, wages and related accruals	49,818	36,747
Accrued expenses	24,886	14,880
Contract liabilities	27,930	23,069
Income taxes payable	3,706	12,022
Operating lease liabilities - current	12,920	11,199
Contingent consideration payable	—	3,500
Other current liabilities	2,151	1,413
Total current liabilities	159,379	128,509

Deferred income taxes	55,863	88,982
Long-term debt obligations	319,000	350,000
Operating lease liabilities	87,618	93,766
Other long-term liabilities	13,157	10,919

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 158,216,258 and 157,641,914 respectively	1,582	1,576
Additional paid-in capital	820,337	721,543
Retained earnings	1,325,247	1,309,461
Accumulated other comprehensive loss	(78,316)	(66,064)
Total Bio-Techne’s shareholders’ equity	2,068,850	1,966,516
Total liabilities and shareholders’ equity	$2,703,867	$2,638,692

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Bio-Techne Corporation and Subsidiaries

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances at June 30, 2021	155,822	$1,558	$533,239	$1,085,465	$(57,291)	$8,263	$1,571,234
Net earnings				272,051		(8,952)	263,099
Other comprehensive income (loss)					(17,909)	(70)	(17,979)
Share repurchases	(1,577)	(16)		(160,934)			(160,950)
Common stock issued for exercise of options	2,282	23	74,354	(13,482)			60,895
Common stock issued for restricted stock awards	89	1	(1)	(9,978)			(9,978)
Cash dividends				(50,185)			(50,185)
Stock-based compensation expense			41,208				41,208
Common stock issued to employee stock purchase plan	28	0	2,694				2,694
Employee stock purchase plan expense			973				973
Balances at June 30, 2022	156,644	$1,566	$652,467	$1,122,937	$(75,200)	$(759)	$1,701,011
Reclassification of cumulative translation adjustment for Eminence to non-operating income					152	(33)	119
Elimination of noncontrolling equity interest from sale of Eminence						613	613
Net earnings				285,263		179	285,442
Other comprehensive income (loss)					8,984		8,984
Share repurchases	(222)	(2)		(19,560)			(19,562)
Common stock issued for exercise of options	1,083	10	24,942	(22,163)			2,789
Common stock issued for restricted stock awards	63	1	(1)	(6,731)			(6,731)
Cash dividends				(50,285)			(50,285)
Stock-based compensation expense			38,315				38,315
Common stock issued to employee stock purchase plan	74	1	4,905				4,906
Employee stock purchase plan expense			915				915
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$—	$1,966,516
Net earnings				168,105			168,105
Other comprehensive income (loss)					(12,252)		(12,252)
Share repurchases	(1,397)	(14)		(80,028)			(80,042)
Common stock issued for exercise of options	1,811	18	56,409	(16,534)			39,893
Common stock issued for restricted stock awards	91	1	(1)	(5,338)			(5,338)
Cash dividends				(50,419)			(50,419)
Stock-based compensation expense			37,136				37,136
Common stock issued to employee stock purchase plan	69	1	4,344				4,345
Employee stock purchase plan expense			906				906
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$—	$2,068,850

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

	Year Ended June 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings, including noncontrolling interest	$168,105	$285,442	$263,099
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	111,711	107,238	101,069
Costs recognized on sale of acquired inventory	729	400	1,596
Deferred income taxes	(39,447)	(29,567)	6,816
Stock-based compensation expense	38,042	39,230	42,183
Fair value adjustment to contingent consideration payable	(3,500)	(12,100)	(20,400)
Contingent consideration payments - operating	—	—	(3,300)
Gain on sale of CCXI investment	—	(37,176)	—
Fair value adjustment on available-for-sale investments	(283)	(472)	(15,002)
Loss on equity method investment	6,841	1,143	—
Asset impairment restructuring	2,634	—	546
Eminence impairment	—	—	18,715
Gain on sale of Eminence	—	(11,682)	—
Leases, net	1,708	2,059	(1,201)
Impairment of assets held-for-sale	21,963	—	—
Other operating activity	584	455	668
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	(20,533)	(20,867)	(57,596)
Inventories	(14,215)	(30,167)	(32,007)
Prepaid expenses	(3,146)	(4,585)	(3,082)
Trade accounts payable, accrued expenses, contract liabilities, and other	25,769	(7,908)	12,741
Salaries, wages and related accruals	12,618	(24,558)	7,760
Income taxes payable	(10,599)	(2,492)	2,667
Net cash provided by (used in) operating activities	298,981	254,393	325,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	28,083	35,236	26,055
Purchases of available-for-sale investments	(5,526)	(20,500)	(52,998)
Proceeds from sale of CCXI investment	—	73,219	—
Additions to property and equipment	(62,877)	(38,244)	(44,908)
Acquisitions, net of cash acquired	(169,707)	(101,184)	—
Distributions from (Investments in) Wilson Wolf	6,997	(232,000)	—
Proceeds from sale of Eminence	—	17,824	—
Investment of forward purchase contract	—	—	(25,000)
Net cash provided by (used in) investing activities	(203,030)	(265,649)	(96,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(50,419)	(50,285)	(50,185)
Proceeds from stock option exercises	60,935	29,813	77,155
Re-purchases of common stock	(80,042)	(19,562)	(160,950)
Borrowings under line-of-credit agreement	225,000	619,661	90,000
Repayments of long-term debt	(256,000)	(525,661)	(175,500)
Contingent consideration payments - financing	—	—	(700)
Taxes paid on RSUs and net share settlements	(21,872)	(28,893)	(23,461)
Other financing activity	—	(2,457)	788
Net cash provided by (used in) financing activities	(122,398)	22,616	(242,853)

Effect of exchange rate changes on cash and cash equivalents	(2,333)	(3,356)	(12,092)
Net change in cash and cash equivalents	(28,780)	8,004	(26,524)
Cash and cash equivalents at beginning of period	180,571	172,567	199,091
Cash and cash equivalents at end of period	$151,791	$180,571	$172,567

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2024, 2023 and 2022

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

Equity method investments: The company accounts for its equity method investments in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. Distributions from the equity method investee are accounted for using the cumulative earnings approach on the Consolidated Statement of Cash Flows.

In December 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to make an initial ownership investment followed by purchase of full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or annual earnings before interest, taxes, depreciation, and amortization (EBITDA) thresholds are met. Wilson Wolf is a leading manufacturer of cell culture devices, including the G-Rex product line. The first part of the forward contract was triggered upon Wilson Wolf achieving approximately $92 million in annual revenue or $55 million in EBITDA at any point prior to December 31, 2027. During the quarter ended March 31, 2023, the Company determined that Wilson Wolf had met the EBITDA target. On March 31, 2023, the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf, which is accounted for as an equity method investment.

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

Advertising costs: Advertising expenses were $4.1 million, $4.8 million, and $4.6 million for fiscal 2024, 2023, and 2022 respectively. Advertising expenditures are expensed as incurred.

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

Comprehensive income: Comprehensive income includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, unrealized gains and losses on cash flow hedges, and foreign currency translation adjustments. The items of comprehensive income, with the exception of net income, are included in accumulated other comprehensive loss in the consolidated balance sheets and statements of shareholders’ equity. Any tax effects, if applicable, associated with reclassifications of accumulated other comprehensive income to net income are reflected in the provision for income taxes.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and highly-liquid investments with original maturities of three months or less.

Available-for-sale investments: Available-for-sale investments consist of debt instruments with original maturities of generally three months to less than one-year and equity securities. Available-for-sale investments are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair value. Unrealized gains and losses on our available-for-sale securities are included within other income (expense).

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

Property and equipment: Property and equipment are recorded at cost. Equipment is depreciated using the straight-line method over an estimated useful life of 3 to 5 years. Buildings, building improvements and leasehold improvements are depreciated over estimated useful lives of 5 to 40 years.

Contingencies: The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better restimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and the amount may be reasonably estimated, the estimated loss or range of loss is disclosed.

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

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the second quarter of fiscal year 2024 there was a triggering event for the assets and liabilities associated with a disposal group in our Protein Sciences segment that were classified as held-for-sale. See the restructuring section of Note 1 below for additional details. No other triggering events were identified and no other impairments were recorded for property, plant, and equipment or amortizable intangibles during fiscal years 2024, 2023, and 2022.

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

To analyze goodwill, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business. The Company had five reporting units for our 2024, 2023, and 2022 goodwill impairment assessment performed on April 1 of each of the respective fiscal years, the date of our annual goodwill impairment assessment.

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

For fiscal 2024, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2024. There was a triggering event related to a business held-for-sale described later in this note, leading to an impairment of allocated goodwill during the second half of fiscal 2024. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2024, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

For fiscal 2024, the Company also performed a qualitative assessment of the acquired in-process research and development assets to determine whether changes in events, circumstances, or the probability of successful development and commercialization of the assets indicated that it is more likely than not that the fair value of the acquired assets are less than its carrying amount.  Based on the analysis, the Company determined there was no indication of impairment of the indefinite-lived intangible asset. This in-process research and development was placed into service during the fourth quarter of fiscal 2024 and will begin amortization over its expected useful life.

In fiscal 2023, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2023. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2023, the date of our consolidated balance sheet, that would require an additional goodwill impairment assessment to be performed.

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

Fiscal Year 2024 Restructuring Actions:

In the second quarter of fiscal 2024, the Company announced enterprise-wide restructuring focused on recovering operating margins, optimizing our distribution footprint, and enhancing our organization efficiency. These actions impacted approximately 4% of our global workforce. These actions continued through the end of fiscal 2024 as we incurred charges relating to the condensing of certain distribution centers and optimizing efficiency. The Company is expecting to incur costs related to these actions through the first half of fiscal 2025, which will be recorded when specified criteria are met.

As part of these actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023, including $1.4 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of impairment tests performed over the disposal group during fiscal 2024, a cumulative impairment charge of $22.0 million which includes the allocated goodwill, was recorded in the Selling, general and administrative line in the Consolidated Statements of Earnings for the year ended June 30, 2024. As of June 30, 2024, the assets remaining within the disposal group primarily include inventory and property and equipment of $9.8 million, which is net of expected selling costs. These assets are actively marketed, and we believe their sale will be completed within 12 months of the held-for-sale classification date. The held-for-sale assets are recorded in Current assets held-for-sale in our Consolidated Balance Sheet as of June 30, 2024.

The restructuring and restructuring-related charges, including the impairment of assets held-for-sale, for periods presented were recorded in the Consolidated Statements of Earnings as follows (in thousands):

Year Ended
June 30,
2024
Cost of sales	$3,349
Selling, general and administrative(1)	30,638
Total	$33,987

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Year ended June 30, 2024
	Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total
Protein Sciences	$3,483	$5,130	$21,963	$30,576
Diagnostics and Genomics	1,007	224	—	1,231
Corporate	1,153	1,027	—	2,180
Total	$5,643	$6,381	$21,963	$33,987

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying balance sheet. Other amounts reported as restructuring and restructuring-related costs in the accompanying statements of income have been summarized in the notes to the table (in thousands):

	Employee	Asset-related	Impairment of
	severance(1)	and other(2)	assets held-for-sale	Total
Expense incurred in the second quarter of 2024	4,882	504	6,038	11,424
Incremental expense incurred in the third quarter of 2024	133	1,140	—	1,273
Incremental expense incurred in the fourth quarter of 2024	409	4,737	15,926	21,072
Cash payments	(4,882)	(2,800)	—	(7,682)
Non-cash adjustments	—	(3,391)	(21,963)	(25,354)
Adjustments(3)	219	—	—	219
Accrued restructuring actions balance as of June 30, 2024	$761	$190	$—	$952

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

Protein Sciences realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate operations resources to high growth areas of the business. Additional actions were taken in June 2023 primarily related to the sales organization. The actions impacted a limited number of employees and were completed in the fourth quarter of fiscal 2024. As a result of the realignment, a pre-tax charge of $1.7 million related to employee severance was recorded in the Selling, general and administrative line of operating income within our Protein Sciences segment during the year ended June 30, 2023. Adjustments in fiscal year 2024 relate to the refinement of employee severance payouts. Additional pre-

tax charges for the year ended June 30, 2024 were $0.2 million. Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

Employee
severance
Expense incurred in fiscal year 2023	$1,677
Fiscal year 2023 cash payments	(762)
Fiscal year 2023 adjustments	(18)
Accrued restructuring actions balances as of June 30, 2023	$897
Fiscal year 2024 cash payments	(1,118)
Fiscal year 2024 adjustments(1)	221
Accrued restructuring actions balances as of June 30, 2024	$—

(1)Fiscal year 2024 adjustments relate to the refinement of the accrual recorded in fiscal year 2023.

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

	Employee	Asset
	severance	impairment and other	Total
Selling, general and administrative	$649	$750	$1,399

	Employee	Asset
	severance	impairment and other	Total
Expense incurred in the first quarter of 2022	$639	$546	$1,185
Incremental expense incurred during fiscal 2022	—	242	242
Cash payments	(589)	(554)	(1,143)
Adjustments	(50)	(234)	(284)
Accrued restructuring actions balances as of June 30, 2022	$—	$—	$—

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

Legal Matters: The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions.

The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income.

During fiscal year 2024, the Company recognized $3.5 million of certain litigation charges. There was no comparable activity in the comparable periods. As of each of the balance sheet dates presented, there was no accrued litigation. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other current liabilities and other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Intellectual Property Matters: At any given time, the Company is involved in litigation relating to patents, trademarks, copyrights, trade secrets, and other intellectual property (IP) rights, and licenses, acquisitions or other agreements related to such rights. This litigation includes, but it not limited to, alleged infringement or misappropriation of IP rights, or breach of obligations related to IP rights, or other claims asserted by competitors, individuals, or entities created specifically to fund IP litigation. While the outcome of these litigation matters is inherently uncertain, it is possible that the results of such litigation could require the Company to pay significant monetary damages.

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	5
Leases	7
Earnings per share	9
Share-based compensation	10
Operating segments	13

Not Yet Adopted Accounting Pronouncements

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

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, on our consolidated financial statements.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of June 30, 2024.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within other current assets in the accompanying balance sheet as the amount of time expected to lapse until the company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of June 30, 2024 are not material. Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts.

Contract liabilities as of June 30, 2024 and June 30, 2023 were approximately $30.2 million and $24.6 million, respectively. Contract liabilities as of June 30, 2023 subsequently recognized as revenue during the year ended June 30, 2024 were approximately $20.9 million. Contract liabilities as of June 30, 2022 subsequently recognized as revenue during the year ended June 30, 2023 were approximately $21.5 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

Revenue by type is as follows (in thousands):

	Year ended June 30,
	2024	2023	2022
Consumables	$928,180	$917,733	$890,874
Instruments	108,270	112,085	120,758
Services	99,265	85,784	71,988
Total product and services revenue, net	1,135,715	$1,115,602	1,083,620
Royalty revenues	23,345	21,100	21,979
Total revenues, net	$1,159,060	$1,136,702	$1,105,599

Revenue by geography (in thousands):

	Year Ended June 30,
	2024	2023	2022

United States	$657,747	$642,465	$614,107
EMEA, excluding United Kingdom	241,432	220,230	219,055
United Kingdom	50,012	49,457	48,637
APAC, excluding Greater China	73,904	73,190	76,139
Greater China	99,467	113,868	112,438
Rest of World	36,498	37,492	35,223
Net sales	$1,159,060	$1,136,702	$1,105,599

Note 3. Supplemental Balance Sheet and Cash Flow Information:

Inventories:

Inventories consist of (in thousands):

	June 30,
	2024	2023

Raw materials	$79,377	$84,551
Finished goods(1)	106,072	92,474
Inventories, net	$185,449	$177,025
(1)	Finished goods inventory of $5,718 and $5,387 is included within Other assets in the June 30, 2024 and June 30, 2023 Balance Sheets, respectively, as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2024	2023
Land	$8,150	$9,100
Buildings and improvements	243,863	245,302
Machinery and equipment	215,948	190,019
Construction in progress	39,749	15,491
Property and equipment, cost	507,710	459,912
Accumulated depreciation and amortization	(256,556)	(233,712)
Property and equipment, net	$251,154	$226,200

Intangibles assets were comprised of the following (in thousands):

	Useful Life	June 30,
	(years)	2024	2023

Developed technology	9 - 15	$675,674	$616,311
Tradenames	2 - 20	151,561	146,945
Customer relationships	7 - 16	211,276	213,878
Patents	10	4,343	3,815
Other intangibles	5 - 15	12,006	11,566
Definite-lived intangible assets		1,054,860	992,515
Accumulated amortization		(547,779)	(480,570)
Definite-lived intangibles assets, net		507,081	511,945
In process research and development(1)		—	22,700
Total intangible assets, net		$507,081	$534,645

(1)The in process research and development has been placed into service and is included within Developed technology. The amortization period for this developed technology asset is estimated to be 14 years.

Changes to the carrying amount of net intangible assets consist of (in thousands):

	June 30,
	2024	2023

Beginning balance	$534,645	$531,522
Acquisitions	66,400	75,600
Other additions(1)	950	5,710
Held-for-sale intangibles(2)	(14,323)	—
Amortization expense	(79,854)	(77,491)
Currency translation	(737)	(696)
Ending balance	$507,081	$534,645

(1)Includes the purchase of a $4.6 million intangible asset from Wilson Wolf, an equity method investee of the Company during the year-ended June 30, 2023. This asset will be amortized over a life of 10 years.

(2)Refer to Note 1 for further detail on held-for-sale intangibles.

Amortization expense related to developed technologies included in cost of sales was $46.6 million, $44.3 million, and $40.6 million in fiscal 2024, 2023, and 2022, respectively. Amortization expense related to trade names, customer relationships, non-compete agreements, and patents included in selling, general and administrative expense was $33.2 million, $33.2 million, and $33.5 million, in fiscal 2024, 2023, and 2022 respectively.

The estimated future amortization expense for intangible assets as of June 30, 2024 is as follows (in thousands):

2025	$77,259
2026	73,297
2027	63,138
2028	59,491
2029	46,923
Thereafter	186,973
Total	$507,081

Goodwill:

Changes in goodwill by segment and in total consist of (in thousands):

		Diagnostics and
	Protein Sciences	Genomics	Total
June 30, 2022	$376,493	$445,608	$822,101
Acquisitions	51,257	—	51,257
Currency translation	(723)	102	(621)
June 30, 2023	$427,027	$445,710	$872,737
Acquisitions	—	104,650	104,650
Held-for-sale goodwill(1)	(1,400)	—	(1,400)
Currency translation	(2,178)	(1,146)	(3,324)
June 30, 2024	$423,449	$549,214	$972,663

(1) Refer to Note 1 for further detail on goodwill reclassified to current assets held-for-sale.

Other Assets:

Other assets consist of (in thousands):

	June 30,
	2024	2023

Equity method investment in Wilson Wolf	$242,337	$255,857
Derivative instruments	9,813	16,857
Long-term inventory	5,718	5,387
Other	6,397	7,201
Other assets	$264,265	$285,302

Supplemental Cash Flow Information:

Supplemental cash flow information was as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Income taxes paid	$65,254	$88,428	$30,341
Interest paid	14,502	8,368	11,027

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

The allocation of purchase price consideration related to Lunaphore was completed in the fourth quarter of fiscal 2024. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the year ended June 30, 2024 were approximately $14.3 million and $24.0 million, respectively. The fair values of the assets acquired and liabilities assumed as of the acquisition date and the updated final amounts as of June 30, 2024 are as follows (in thousands):

	Preliminary allocation at acquisition date	Adjustments to fair value	Final allocation at June 30, 2024
Current assets	$12,512	$(357)	$12,155
Equipment and other long-term assets	1,470		1,470
Intangible assets:
Developed technologies	60,300		60,300
Tradenames	4,900		4,900
Customer relationships	1,200		1,200
Goodwill	102,560	2,090	104,650
Total assets acquired	182,942	1,733	184,675

Liabilities	7,096		7,096
Deferred income taxes, net	5,768	2,104	7,872
Net assets acquired	$170,078	$(371)	$169,707

Cash paid	166,426	3,281	169,707
Estimated Net Working Capital	3,652	(3,652)	—
Net assets acquired	$170,078	$(371)	$169,707

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology and customer relationships was based on management’s forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The purchase price allocated to trade names was based on management's forecasted cash inflows and outflows and using a relief from royalty method. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 14 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 8 years. The amount recorded for trade names is being amortized with the expense reflected in selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for trade names ranges from 4 years to 8 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes, offset by the deferred tax asset for the preliminary calculation of acquired net operating losses.

Fiscal year 2023 Acquisitions

Namocell, Inc.

On July 1, 2022, the Company acquired all of the ownership interests of Namocell, Inc. (“Namocell”) for $101.2 million, net of cash acquired, plus contingent consideration of up to $25 million upon the achievement of certain future revenue thresholds. The Namocell acquisition adds easy-to-use single cell sorting and dispensing platforms that are gentle to cells and preserve cell viability and integrity. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Protein Sciences operating segment in the first quarter of fiscal year 2023.

The allocation of purchase price consideration related to Namocell was completed in the fourth quarter of fiscal 2023. Net sales and operating loss of this business included in Bio-Techne's consolidated results of operations for the twelve months ended June 30, 2023 were approximately $6.4 million and $9.3 million, respectively. The fair values of the assets acquired and liabilities assumed as of the acquisition date and the updated final amounts as of June 30, 2023 are as follows (in thousands):

Namocell Inc
Current assets, net of cash	$3,248
Equipment and other long-term assets	405
Intangible assets:
Developed technology	73,900
Trade name	700
Customer relationships	900
Non-competition agreement	100
Goodwill	51,257
Total assets acquired	130,510

Liabilities	546
Deferred income taxes, net	18,180
Net assets acquired	$111,784

Cash paid, net of cash acquired	101,184
Additional consideration	10,600
Net assets acquired	$111,784

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology was based on management’s forecasted cash inflows and outflows and using a relief from royalty method to calculate the fair value of assets purchased. The purchase price allocated to customer relationships and trade names was based on management's forecasted cash inflows and outflows and using a multiperiod excess earnings method. The amount recorded for developed technology is being amortized with the expense reflected in Cost of goods sold in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 13 years. Amortization expense related to customer relationships is reflected in Selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive

Income. The amortization period for customer relationships is estimated to be 4 years. The amount recorded for trade names and the non-competition agreement is being amortized with the expense reflected in Selling, general and administrative expenses in the Consolidated Statement of Earnings and Comprehensive Income. The amortization period for both trade names and the non-competition agreement is estimated to be 3 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes, offset by the deferred tax asset for the preliminary calculation of acquired net operating losses.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2024	Level 1	Level 2	Level 3

Assets
Certificates of deposit(1)	Short-term available-for-sale investments	$1,072	$1,072	$—	$—
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	805	—	805	—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	9,813	—	9,813	—
Total assets		$11,690	$1,072	$10,618	$—

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$2,051	$—	$2,051	$—
Total liabilities		$2,051	$—	$2,051	$—

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2023	Level 1	Level 2	Level 3

Assets
Exchange traded securities(2)	Short-term available-for-sale investments	$23,739	$23,739	$—	$—
Derivative instruments - cash flow hedges	Other assets	16,857	—	16,857	—
Total assets		$40,596	$23,739	$16,857	$—

Liabilities
Contingent consideration	Contingent consideration payable	$3,500	$—	$—	$3,500
Total liabilities		$3,500	$—	$—	$3,500
(1)	The certificates of deposit have contractual maturity dates within one year.
(2)	During the quarter ended September 30, 2023, the Company sold all of its exchange traded investment grade bond funds that it held at June 30, 2023. The costs basis and fair value of these exchange traded investment grade bond funds were $25.0 million and $23.7 million at June 30, 2023, respectively.

Fair value measurements of available for sale securities

Available for sale securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of derivative instruments

The Company utilizes forward starting swaps designated as a cash flow hedge on forecasted debt. The forward starting swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanges, at specified intervals, the difference between floating and fixed interest amounts based on a notional principal amounts. The Company also uses a cross-currency swap contract to manage its exposure to foreign currency risk associated with the Company’s net investment in its Swiss subsidiary.

The following table presents the contractual amounts of the Company’s outstanding instruments (in millions):

		June 30,	June 30,
Instruments	Designation	2024	2023
Forward starting swaps(1)	Cash flow hedge	$300	$300
Cross-currency swap(2)	Net investment hedge	150	—

(1)	In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $200 million of notional principal. The effective date of the swap was November 2022 with the full swap maturing in November 2025. In March 2023, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $100 million of notional principal. The effective date of the swap was April 2023 with the full swap maturing in April 2025.
(2)	In July 2023, the Company entered into a pay-fixed rate, receive-fixed rate cross-currency swap contract with a total notional amount of $150 million that was designated as a hedge to lock in the Swiss franc (CHF) rate for a portion of the Company’s CHF net investment in its Lunaphore subsidiary in Switzerland. The objective of the hedge is to protect the net investment in the Company’s CHF-denominated operations against changes in the spot exchange rates, on a pre-tax basis. The hedging instrument has four interim settlement dates, which will reduce the notional on the hedging instrument by $10 million at each interim date, and will reduce the notional to $110 million at maturity.

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses with our Consolidated Financial Statements for the twelve months ended June 30, 2024 and 2023 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Year Ended
	June 30,
	2024	2023	2022
Cash flow hedges
Forward starting swaps	$12,632	$(1,340)	$(19,121)
Net investment hedges
Cross-currency swap	4,015	—	—
Total	$16,647	$(1,340)	$(19,121)

	(Gain) Loss Reclassified into Income
	Year Ended
	June 30,			Location of (Gain) Loss
	2024	2023	2022	in Income Statement
Cash flow hedges
Forward starting swaps	$(10,317)	$(4,526)	$6,352	Interest expense
Net investment hedges
Cross-currency swap	(3,210)	—	—	Interest expense
Total	$(13,527)	$(4,526)	$6,352

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

Fair value measurements of contingent consideration

As of June 30, 2024, the Company does not have outstanding contingent consideration as the Asuragen and Namocell acquisitions did not meet their respective milestones as of December 31, 2023.

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

As of June 30, 2023, the Company's obligation for potential contingent consideration payments related to the B-Mogen acquisitions was relieved as the likelihood that the revenue thresholds and product milestones would be achieved in the timeframe established within the purchase agreement was remote. As a result, the Company reversed an accrual for the fair value of the contingent liabilities at the date of settlement during fiscal 2022.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	June 30,
	2024	2023

Fair value at the beginning of period	$3,500	$5,000
Purchase price contingent consideration (Note 4)	—	10,600
Change in fair value of contingent consideration	(3,500)	(12,100)
Payments	—	—
Fair value at the end of period	$—	$3,500

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of June 30, 2024, the outstanding balance under the Credit Agreement was $319.0 million.

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

Variable lease payments primarily include payments for non-lease components, such as maintenance costs and payments for non-components such as sales tax. During fiscal year 2024, the Company recognized $5.0 million in variable lease expense in the Consolidated Statements of Earnings and Comprehensive Income. During fiscal year 2024, the Company also recognized $18.2 million relating to fixed lease expense in the Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of right of use assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

		As of
		June 30,
	Balance Sheet Classification	2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$91,285

Current operating lease liabilities	Operating lease liabilities - current	$12,920
Noncurrent operating lease liabilities	Operating lease liabilities	87,618
Total operating lease liabilities		$100,538

Weighted average remaining lease term (in years):		8.45

Weighted average discount rate (%):		4.23

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the year ended June 30, 2024 (in thousands):

Year ended
June 30,
2024
Cash amounts paid on operating lease liabilities(1)	$17,729

Right-of-use assets obtained in exchange for lease liabilities	$11,051
(1)	Total cash paid for the Company’s operating leases during the year ended June 30, 2024 include cash amounts paid on operating lease liabilities and variable lease expenses. Cash flow impacts from right of use assets and lease liabilities are presented net on the cash flow statement in changes in other operating activity.

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

June 30, 2024
Operating
Leases
2025	$16,331
2026	16,429
2027	13,577
2028	13,479
2029	12,967
Thereafter	48,211
Total	$120,994
Less: Amounts representing interest	20,456
Total lease obligations	$100,538

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (loss) Information:

Equity

The Company has declared cash dividends per share of $0.32 in each of the full fiscal years ended June 30, 2024, June 30, 2023, and June 30, 2022. During the years ended June 30, 2024, June 30, 2023, and June 30, 2022, the Company repurchased 1,397,471 shares at an average share price of $57.28, 222,000 shares at an average share price of $88.12, and 1,576,952 shares at an average share price of $102.06, respectively. The Company’s accounting policy is to record the portion of share repurchases in excess of the par value entirely in retained earnings. During fiscal year 2024, 2023 and 2022, the amounts within the Consolidated Statements of Shareholders’ Equity for the surrender and retirement of stock to exercise options due to net settlement stock options exercises and restricted stock units vesting were $21.9 million, $28.9 million, and $23.5 million, respectively.

Accumulated Other Comprehensive Income (loss)

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges.

Changes in Accumulated Other Comprehensive Income (Loss) attributable to Bio-Techne by component (in thousands):

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2021, net of tax:	$(6,193)	$(51,098)	$(57,291)
Other comprehensive income (loss), before tax, attributable to Bio-Techne:
Amounts before reclassifications (1)	19,121	(32,171)	(13,050)
Amounts reclassified out	(6,352)	—	(6,352)
Total other comprehensive income (loss), before tax, attributable to Bio-Techne:	12,769	(32,171)	(19,402)
Tax benefit	1,493	—	1,493
Total other comprehensive income (loss), net of tax, attributable to Bio-Techne:	14,262	(32,171)	(17,909)
Balance as of June 30, 2022, net of tax(2)	$8,069	$(83,269)	$(75,200)

Other comprehensive income (loss), before tax, attributable to Bio-Techne: :
Amounts before reclassifications (1)	1,340	4,191	5,531
Amounts reclassified out	4,526	152	4,678
Total other comprehensive income (loss), before tax, attributable to Bio-Techne:	5,866	4,343	10,209
Tax expense	(1,073)	—	(1,073)
Total other comprehensive income (loss), net of tax, attributable to Bio-Techne:	4,793	4,343	9,136
Balance as of June 30, 2023, net of tax(2)	$12,862	$(78,926)	$(66,064)

Other comprehensive income (loss), before tax:
Amounts before reclassifications	(12,632)	(9,941)	(22,573)
Amounts reclassified out	10,317	3,210	13,527
Total other comprehensive income (loss), before tax	(2,315)	(6,731)	(9,046)
Tax expense	(2,445)	(761)	(3,206)
Total other comprehensive income (loss), net of tax	(4,760)	(7,492)	(12,252)
Balance as of June 30, 2024, net of tax(2)	$8,102	$(86,418)	$(78,316)

(1)	Amounts before reclassifications related to foreign currency translation adjustments in the table above includes the amount attributable to Bio-Techne and excludes the $33 thousand and $70 thousand attributable to the non-controlling interest in Eminence as of June 30, 2023, and June 30, 2022, respectively.
(2)	The Company had a net deferred tax liability for its cash flow hedge of $2.5 million, $4.0 million, and $2.5 million as of June 30, 2024, June 30, 2023 and June 30, 2022.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2024	2023	2022
Earnings per share – basic:
Net earnings, including noncontrolling interest	$168,105	$285,442	$263,099
Less net earnings (loss) attributable to noncontrolling interest	—	179	(8,952)
Net earnings attributable to Bio-Techne	$168,105	$285,263	$272,051
Income allocated to participating securities	(33)	(70)	(121)
Income available to common shareholders	$168,072	$285,193	$271,930
Weighted-average shares outstanding – basic	157,708	157,179	156,874
Earnings per share – basic	$1.07	$1.81	$1.73

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$168,105	$285,442	$263,099
Less net earnings (loss) attributable to noncontrolling interest	-	179	(8,952)
Net earnings attributable to Bio-Techne	168,105	285,263	272,051
Income allocated to participating securities	(33)	(70)	(121)
Income available to common shareholders	$168,072	$285,193	$271,930
Weighted-average shares outstanding – basic	157,708	157,179	156,874
Dilutive effect of stock options and restricted stock units	3,066	4,676	7,240
Weighted-average common shares outstanding – diluted	160,774	161,855	164,114
Earnings per share – diluted	$1.05	$1.76	$1.66

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

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 3.9 million, 4.5 million, and 2.8 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

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

Equity incentive plan: The 2020 Equity Incentive Plan, which replaced the Company’s Second Amended and Restated 2010 Equity Incentive Plan, provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There were 36.2 million shares of common stock authorized for grant under the Plan. The maximum aggregate number of shares of common stock reserved and available for awards under the Plan is 9,936,808 shares. At June 30, 2024, there were 6.3 million shares of common stock available for grant under the 2020 Equity Incentive Plan. The maximum term of incentive options granted under the 2020 Equity Incentive Plan is ten years. The 2020 Equity Incentive Plan replaced the Company’s second A&R 2010 Plan, which had previously amended and restated the Company’s Amended and Restated 2010 Equity Incentive Plan (the A&R 2010 Plan). The 2020 Equity Incentive Plan and Second A&R 2010 Plan (collectively, the Plans) are administered by the Board of Directors and its Executive Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards as of June 30, 2024 under the 2020 Equity Incentive Plan were 11.6 million.

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2024	2023	2022
Dividend yield	0.41%	0.34%	0.27%
Expected volatility	30%-37%	30%-36%	27%-33%
Risk-free interest rates	3.8%-4.8%	2.8%-4.4%	0.6%-2.6%
Expected lives (years)	4.4	4.7	4.3

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

Stock option activity under the Plans for the three years ended June 30, 2024, consists of the following (shares in thousands):

		Weighted	Aggregate	Weighted
	Number of	Average	Intrinsic	Average
	Shares (in	Exercise	Value	Contractual
	thousands)	Price	(millions)	Life (years)

Outstanding at June 30, 2021	14,868	$43.16
Granted	1,390	120.15
Forfeited	(539)	87.05
Exercised	(2,450)	33.61
Outstanding at June 30, 2022	13,269	$51.20
Granted	2,351	93.81
Forfeited	(118)	85.99
Exercised	(1,578)	29.48
Outstanding at June 30, 2023	13,924	$60.56
Granted	1,060	79.69
Forfeited	(1,165)	90.86
Exercised	(2,240)	33.34
Outstanding at June 30, 2024	11,579	$64.53	$747.3	3.0
Exercisable at June 30, 2022:	7,797	36.99
Exercisable at June 30, 2023:	8,641	44.76
Exercisable at June 30, 2024:	8,208	53.57	439.7	2.1

The weighted average fair value of options granted during fiscal 2024, 2023, and 2022 was $27.27, $29.53, and $29.78, respectively. The total intrinsic value of options exercised during fiscal 2024, 2023, and 2022 were $100.8 million, $90.2 million, and $209.3 million, respectively. The total fair value of options exercised during fiscal 2024, 2023, and 2022 were $58.2 million, $46.5 million, and $82.3 million, respectively. The total fair value of options vested during fiscal 2024, 2023, and 2022 were $31.6 million, $31.0 million, and $29.2 million, respectively. Stock options vest over a four year period.

Restricted common stock activity under the Plans for the three years ended June 30, 2024, consists of the following (units in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual
	Shares (in	Date Fair	Term
	thousands)	Value	(years)
Unvested at June 30, 2021	92	$56.52
Granted	28	122.34
Vested	(54)	54.57
Forfeited	—	—
Unvested at June 30, 2022	66	$85.83
Granted	11	73.94
Vested	(40)	78.85
Forfeited	—	—
Unvested at June 30, 2023	37	$89.91
Granted	28	57.38
Vested	(30)	82.51
Forfeited	—	—
Unvested at June 30, 2024	35	$70.22	6.60

The total fair value of restricted shares that vested was $2.4 million for fiscal 2024, $3.1 million for fiscal 2023, and $2.9 million for fiscal 2022.

Restricted stock unit activity under the Plans for the three years ended June 30, 2024, consists of the following (units in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual
	Units	Date Fair	Term
	(in thousands)	Value	(years)
Outstanding at June 30, 2021	382	$55.13
Granted	110	117.60
Vested	(145)	44.62
Forfeited	(45)	104.34
Outstanding at June 30, 2022	302	$75.54
Granted	107	90.96
Vested	(123)	52.34
Forfeited	(3)	106.13
Outstanding at June 30, 2023	283	$91.10
Granted	374	78.16
Vested	(129)	76.42
Forfeited	(31)	99.96
Outstanding at June 30, 2024	497	$84.62	5.71

The total fair value of restricted stock units that vested was $9.9 million for fiscal 2024, $6.4 million for fiscal 2023, and $6.5 million for fiscal 2022. The restricted stock units vest over a three-year period.

Stock-based compensation cost, inclusive of payroll taxes, of $38.5 million, $39.3 million, and $44.0 million was included in selling, general and administrative expense in fiscal 2024, 2023 and 2022, respectively. Additionally, stock-based compensation costs, inclusive of payroll taxes, of $0.9 million, $1.0 million, and $1.4 million was included in cost of goods sold in 2024, 2023, and 2022, respectively. As of June 30, 2024, there was $35.8 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2025 through 2028 using a 4.5% forfeiture rate. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Employee stock purchase plan: In fiscal year 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company’s shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. The Company recorded expense of $0.9 million, $0.9 million, and $1.0 million for the ESPP in fiscal 2024, 2023, and 2022, respectively.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $5.8 million, $4.9 million, and $4.3 million for the years ended June 30, 2024, 2023, and 2022, respectively. The Company operates defined contribution pension plans, which consists of primarily our U.K. and China employees. The Company’s contribution to the defined pension contribution plan was $5.5 million, $2.4 million, and $2.3 million for the years ended June 30, 2024, 2023 and 2022, respectively.

Performance incentive programs: In fiscal 2024, under certain employment agreements, a Management Incentive Plan, and a business incentive plan, available to executive officers, certain management personnel, and certain other professional employees, the Company recorded cash bonuses of $13.5 million, granted options for 1,060,126 shares of common stock, issued 27,876 restricted common shares and 374,448 restricted stock units. In fiscal 2023 and fiscal 2022, the Company recorded cash bonuses of $10.8 million and $26.5 million, granted options for 2,350,980 and 1,390,436 shares of common stock, issued 10,816 and 27,584 restricted common stock shares and 107,202 and 110,292 restricted stock units, respectively.

Note 11. Other Income / (Expense)

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Interest expense	$(15,736)	$(11,215)	$(11,309)
Interest income	3,323	3,410	794
Gain (loss) on investment(1)	283	49,328	15,186
Gain (loss) on equity method investment	(6,841)	(1,143)	—
Other non-operating income (expense), net	(2,026)	(665)	125
Total other income (expense)	$(20,997)	$39,715	$4,796

(1) For the year ended June 30, 2024, this is for a $0.3 million gain on the sale of our exchange trade investment grade bond funds. For the year ended June 30, 2023, this is for a $37.2 million gain on the sale of our CCXI investment, a $11.7 million gain on the sale of Eminence, and a gain of $0.4 million related to the change in fair value of our exchange traded bond funds. For the year ended June 30, 2022, this is for a $16.1 million gain in the fair value of our CCXI investment.

Note 12. Income Taxes:

Income before income taxes was comprised of the following (in thousands):

	Year Ended June 30,
	2024	2023	2022
Domestic	$174,806	$288,458	$255,118
Foreign	10,883	50,201	46,268
Earnings before income taxes	$185,689	$338,659	$301,386

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2024	2023	2022
Taxes on income consist of:
Current tax provision:
Federal	$40,228	$59,810	$10,080
State	4,853	12,753	6,663
Foreign	12,664	10,453	14,481
Total current tax provision	57,745	83,016	31,224
Deferred tax provision:
Federal	(28,301)	(28,829)	8,130
State	(4,563)	(2,414)	1,477
Foreign	(7,297)	1,444	(2,544)
Total deferred tax provision	(40,161)	(29,799)	7,063
Total income tax provision	$17,584	$53,217	$38,287

The Company’s effective income tax rate for fiscal 2024 was 9.5% vs 15.7% in the prior year. The change in the effective tax rate for fiscal 2024 and 2023 was driven by share-based compensation as the number of stock option exercises increased compared to the prior year comparative period.

The Company’s effective income tax rate for fiscal 2023 was 15.7% vs 12.7% in the prior year. The change in the effective tax rate for fiscal 2023 and 2022 was driven by share-based compensation as the number of stock option exercises decreased compared to the prior year comparative period.

The Company’s discrete tax benefits in fiscal 2024, 2023, and 2022 primarily related to share-based compensation excess tax benefits of $18.4 million, $12.3 million, and $29.3 million, respectively.

The following is a reconciliation of the federal tax calculated at the statutory rate to the actual income taxes provided:

	Year Ended June 30,
	2024	2023	2022

Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.2)	2.5	2.2
Research and development tax credit	(2.2)	(1.3)	(1.0)
Contingent consideration adjustment	(0.4)	(0.8)	(1.4)
Foreign tax rate differences	3.1	(0.6)	0.4
(Gain)/loss on investment	—	(0.7)	1.1
Option exercises	(8.8)	(3.3)	(9.4)
U.S. taxation of foreign earnings	0.1	0.4	(0.1)
Foreign derived intangible income	(4.8)	(3.4)	(1.9)
Foreign withholding tax	(1.2)	1.5	—
Executive compensation limitations	2.7	0.8	1.9
Other, net	0.2	(0.4)	(0.10)
Effective tax rate	9.5%	15.7%	12.7%

Deferred taxes on the Consolidated Balance Sheets consisted of the following temporary differences (in thousands):

	June 30,
	2024	2023

Inventory	$9,675	$10,906
Net operating loss carryovers	25,065	20,315
Tax credit carryovers	9,118	9,218
Excess tax basis in equity investments	1,115	939
Deferred compensation	16,628	16,528
Lease liability	19,501	21,001
Capitalized R&D	36,151	21,081
Held-for-sale asset impairment	5,216	—
Other	6,119	4,379
Valuation allowance	(19,265)	(9,344)
Deferred tax assets	109,323	95,023

Intangible asset amortization	(120,648)	(134,810)
Depreciation	(20,448)	(21,449)
Right of use asset	(17,876)	(20,021)
Derivative - cash flow hedge	(2,516)	(3,995)
Other	(3,698)	(3,730)
Deferred tax liabilities	(165,186)	(184,005)
Net deferred income tax liabilities	$(55,863)	$(88,982)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance as of June 30, 2024 was $19.3 million compared to $9.3 million in the prior year.

As of June 30, 2024, the $19.3 million valuation allowance relates to certain foreign and state tax net operating loss and state credit carryforwards that existed at the date the Company completed various previous acquisitions as well as immaterial amounts generated after the acquisitions. The Company believes it is more likely than not that these tax carryovers will not be realized.

As of June 30, 2024, the Company has federal operating loss carryforwards of approximately $34.0 million and state operating loss carryforwards of $146.8 million from its previous acquisitions, which are not limited under IRC Section 382. As of June 30, 2024, the Company has foreign net operating loss carryforwards of $77.5 million. Some of the net operating loss carryforwards expire between fiscal 2025 and 2036.  Federal net operating loss carryforwards generated after December 31, 2017 have an indefinite carryforward period but the Company expects to be fully utilize these attributes by June 30, 2032.  The Company has a deferred tax asset of $9.8 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. As of June 30, 2024, the Company has federal and state tax credit carryforwards of $4.4 million and $5.6 million, respectively. The federal tax credit carryforwards expire between 2028 and 2040. The majority of the state credit carryforwards have no expiry date. The state credit carryforwards that have expiry dates have a full valuation allowance.  The Company has a deferred tax asset of $5.5 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

As of June 30, 2024, the Company has approximately $246 million of undistributed earnings in its foreign subsidiaries. Approximately $108 million of these earnings are no longer considered permanently reinvested and the Company expects to be able to repatriate earnings on a tax neutral basis. The Company has not provided deferred taxes on approximately $138 million of undistributed earnings from non-U.S. subsidiaries as of June 30, 2024 which are indefinitely reinvested in operations. Because of the multiple entities as well as the complexities of laws and regulations by which to repatriate the earnings to minimize tax cost, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. A deferred tax liability will be recognized if the Company can no longer demonstrate that it plans to indefinitely reinvest the undistributed earnings.

We continue to analyze our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation.

The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2024	2023	2022
Beginning balance	$5,291	$5,302	$7,271
Additions due to acquisitions	—	—	960
Additions for tax positions of prior year	—	—	304
Decrease in unrecognized tax benefits for prior year positions	—	—	(357)
Settlements	—	—	(2,860)
FX impact	(13)	(11)	(16)
Ending balances	$5,278	$5,291	$5,302

Included in the balance of unrecognized tax benefits at June 30, 2024 are potential benefits of $5.3 million that, if recognized, would affect the effective tax rate on income from continuing operations. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The Company had $0.6 million of accrued interest and penalties as of June 30, 2024.  The amount recorded for the periods ended June 30, 2023 and June 30, 2022, was $0.5 million and $0.3 million, respectively, in accrued interest and penalties. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months.  The Company files income tax returns in the U.S. federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company’s federal returns are subject to tax assessment for 2019 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 13. Segment Information:

The Company operates under two operating segments, Protein Sciences and Diagnostics and Genomics.

The Company’s Protein Sciences segment is comprised of the reagent solutions division and analytical solutions division. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. No customer in the Protein Sciences segment accounted for more than 10% of the segment’s net sales for the years ended June 30, 2024, 2023, and 2022.

The Company’s Diagnostics and Genomics segment is comprised of the diagnostics reagents division, spatial biology divsion, and molecular diagnostics division. Our Diagnostics and Genomics segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, exosome-based molecular diagnostic assays, advanced tissue-based in-situ hybridization assays for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications. No customer in the Diagnostics and Genomics segment accounted for more than 10% of the segment’s net sales for the fiscal years ended June 30, 2024, 2023, and 2022.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

Following is financial information relating to the operating segments (in thousands):

	Year Ended June 30,
	2024	2023	2022
Net sales:
Protein Sciences	$830,902	$845,747	$832,311
Diagnostics and Genomics	326,392	292,602	274,843
Other revenue(1)	4,153	—	—
Intersegment	(2,387)	(1,647)	(1,555)
Consolidated net sales	$1,159,060	$1,136,702	$1,105,599

Operating income:
Protein Sciences	$354,775	$373,684	$377,623
Diagnostics and Genomics	24,546	43,037	48,977
Segment operating income	379,321	416,721	426,600
Costs recognized on sale of acquired inventory	(729)	(400)	(1,596)
Amortization of intangibles	(78,318)	(76,413)	(73,054)
Impact of partially-owned consolidated subsidiaries(2)	—	647	(2,393)
Acquisition related expenses and other	(6,980)	9,965	19,070
Certain Litigation Charges	(3,506)	—	—
Impairment of assets held-for-sale	(21,963)	—	—
Eminence impairment	—	—	(18,715)
Stock based compensation, inclusive of employer taxes	(40,277)	(41,217)	(46,401)
Restructuring and restructuring-related costs	(12,245)	(3,829)	(1,640)
Corporate general, selling, and administrative expenses	(9,142)	(6,530)	(5,281)
Impact of business held-for-sale(1)	525	—	—
Consolidated operating income	$206,686	$298,944	$296,590
(1)	Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. For the year ended June 30, 2024, includes the six-month results of this business held-for-sale for the period starting December 31, 2023 through June 30, 2024 while the business has met the held-for-sale criteria.
(2)	Includes the annual results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

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

The Company has disclosed sales by geographic area based on the location of the customer or distributor in Note 2. The Company has disclosed dis-aggregated product and service revenue by consumables, instruments, and services in Note 2. The Company considers total instrument and total service revenue to represent similar groups of products in the fiscal years presented. The Company considers our consumables sold in the Protein Sciences and Diagnostics and Genomics segments to represent different groups of products and therefore have separately disclosed the related consumables revenue (in thousands):

	Year Ended June 30,
	2024	2023	2022
Consumables revenue - Protein Sciences	$657,679	$665,301	$646,952
Consumables revenue - Diagnostics and Genomics	266,348	252,432	243,922
Consumables revenue - Other revenue(1)	4,153	—	—
Total consumable revenue	$928,180	$917,733	$890,874

(1)Includes the results of a business that has met the held-for-sale criteria since December 31, 2023.

The following is financial information relating to geographic areas (in thousands):

	Year ended June 30,
	2024	2023
Long-lived assets:
United States and Canada	$211,597	$203,657
Europe	27,862	19,263
Asia	11,695	3,280
Total long-lived assets	$251,154	$226,200
Intangible assets:
United States and Canada	$443,740	$529,652
Europe	63,138	4,553
Asia	203	440
Total intangible assets	$507,081	$534,645

Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation.

Note 14. Subsequent Events:

On July 23, 2024, the Company invested $15 million in Spear Bio, an innovative leader in the development and manufacture of ultra-sensitive immunoassays capable of measuring protein biomarkers at attomolar level from sub-microliter sample volume.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Bio-Techne Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries (the Company) as of June 30, 2024 and June 30, 2023, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value measurement of the developed technology intangible asset acquired in the Lunaphore acquisition

As discussed in Note 4 to the consolidated financial statements, the Company acquired Lunaphore Technologies, SA. in July 2023, for total consideration of $169.7 million. As a result of the acquisition, the Company recognized intangible assets of $66.4 million, including developed technology of $60.3 million.

We identified the assessment of the fair value measurement of the acquired developed technology as a critical audit matter. There was a high degree of subjectivity in applying and evaluating certain key assumptions used to estimate the fair value of the acquired developed technology. Specifically, the revenue growth rates and the discount rate were challenging to test as they represented subjective determinations of future market and economic conditions. Changes to those assumptions could have had a significant effect on the determination of the fair value measurement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the revenue growth rates and discount rate. We performed sensitivity analyses over the revenue growth rates to assess the impact of changes in those assumptions on the Company’s determination of the fair value of the developed technology. We evaluated the reasonableness of the Company’s forecasted revenue growth rates used to determine forecasted revenues by comparing them to historical results and industry related third-party data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the discount rate used by the Company by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities
●	testing the estimate of the fair value of the developed technology using the Company’s cash flow forecasts and discount rates and comparing the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Minneapolis, Minnesota
August 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Bio-Techne Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Bio-Techne Corporation and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and June 30, 2023, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated August 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
August 22, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The evaluation was based upon reports and certifications provided by a number of executives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2024.

The attestation report on our internal control over financial reporting issued by KPMG LLP appears in Item 8 of this report.

(c)	Changes in Internal Control Over Financial Reporting

As previously announced, we acquired Lunaphore Technologies SA on July 7, 2023. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from the acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within the time of our first annual assessment of internal control over financial reporting that is required to include this entity.

There were no other changes in the Company’s internal control over financial reporting during fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Registrant" which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Principle Shareholders" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

The Company has an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities or securities of certain other publicly traded companies by directors, officers, employees, and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation" in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Election of Directors" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2024, 2023, and 2022

Consolidated Balance Sheets as of June 30, 2024 and 2023

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended June 30, 2024, 2023, and 2022

Notes to Consolidated Financial Statements for the Years Ended June 30, 2024, 2023, and 2022

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)

A. (2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or Notes thereto.

A. (3) Exhibits.

EXHIBIT INDEX

for Form 10-K for the 2024 Fiscal Year

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company—incorporated by reference to Exhibit 3.1 of the Company’s 8-K dated November 1, 2022*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 27, 2022*

4.1	Description of Capital Stock – attached as Exhibit 4.1 hereto

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 26, 2017*

10.3**

Form of Time Vesting Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**

Form of Performance Vesting Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**

Form of Time Vesting Restricted Stock Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**

Form of Performance Vesting Restricted Stock Unit Award Agreement for Seconded Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**

Form of the Time Vesting Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**

Form of Performance Vesting Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**

Form of Time Vesting Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

10.10**

Form of Performance Vesting Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**

Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

10.12**

Form of Director Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated October 26, 2017*

10.13**	Employment Agreement by and between the Company and Charles Kummeth--incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K dated September 7, 2017*

10.14**

Form of Executive Employment Agreement by and between the Company and Executive Officers of the Company other than the CEO--incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K dated September 7, 2017*

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

10.29** 10.30**

Form of Time Vesting Restricted Stock Unit Agreement (Global) – incorporated by reference to Exhibit 10.11 of the Company’s Form 8-k dated November 3, 2020*

Form of Executive Employment Agreement by and between the Company and Kim Kelderman – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 19, 2023*

19	Bio-Techne’s Insider Trading Policy

21	Subsidiaries of the Company

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Bio-Techne’s Policy on Recoupment of Certain Executive Incentive Compensation

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION

Date: August 22, 2024	/s/ Kim Kelderman
	By:	Kim Kelderman
	Its:	President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 22, 2024	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 22, 2024	/s/ Julie Bushman
Julie Bushman, Director

August 22, 2024	/s/ Rupert Vessey
Dr. Rupert Vessey, Director

August 22, 2024	/s/ Joseph Keegan, Ph.D.
Dr. Joseph Keegan, Director

August 22, 2024	/s/ John L. Higgins
John L. Higgins, Director

August 22, 2024	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 22, 2024	/s/ Alpna Seth, Ph.D.
Dr. Alpna Seth, Director

August 22, 2024	/s/ Randolph C. Steer, Ph.D., M.D.
August 22, 2024	Dr. Randolph C. Steer, Director /s/ Judith Klimovsky, M.D.
Dr. Judith Klimovsky, Director

August 22, 2024	/s/ Kim Kelderman
Kim Kelderman, Director and Chief Executive Officer (principal executive officer)

August 22, 2024	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)