Form 10-Q
period 2024-09-30
BIO-TECHNE Corp
filed 2024-11-05
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024, or

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

At October 31, 2024, 158,891,800 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2024	2023

Net sales	$289,458	$276,935
Cost of sales	106,441	91,744
Gross margin	183,017	185,191

Operating expenses:
Selling, general and administrative	119,161	105,331
Research and development	23,869	23,998
Total operating expenses	143,030	129,329
Operating income	39,987	55,862

Other income (expense)	184	(6,304)
Earnings before income taxes	40,171	49,558
Income taxes	6,571	(1,435)
Net earnings	$33,600	$50,993
Other comprehensive income (loss):
Foreign currency translation income (loss)	21,256	(11,602)
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	(3,027)	(350)
Other comprehensive income (loss)	18,229	(11,952)
Comprehensive income	$51,829	$39,041

Earnings per share:
Basic	$0.21	$0.32
Diluted	$0.21	$0.31

Weighted average common shares outstanding:
Basic	158,531	158,130
Diluted	161,115	161,940

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30,
	2024	June 30,
	(unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$187,540	$151,791
Short-term available-for-sale investments	—	1,072
Accounts receivable, less allowance for doubtful accounts of $4,904 and $4,386, respectively	223,688	241,394
Inventories	185,041	179,731
Current assets held-for-sale	9,459	9,773
Other current assets	42,839	33,658
Total current assets	648,567	617,419

Property and equipment, net	253,939	251,154
Right-of-use assets	89,221	91,285
Goodwill	982,585	972,663
Intangible assets, net	486,004	507,081
Other assets	275,701	264,265
Total assets	$2,736,017	$2,703,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,559	$37,968
Salaries, wages and related accruals	41,977	49,818
Accrued expenses	21,088	24,886
Contract liabilities	26,614	27,930
Income taxes payable	3,136	3,706
Operating lease liabilities - current	13,485	12,920
Other current liabilities	4,269	2,151
Total current liabilities	142,128	159,379

Deferred income taxes	50,017	55,863
Long-term debt obligations	300,000	319,000
Operating lease liabilities	85,433	87,618
Other long-term liabilities	19,789	13,157

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 158,878,127 and 158,216,258 respectively	1,589	1,582
Additional paid-in capital	855,973	820,337
Retained earnings	1,341,175	1,325,247
Accumulated other comprehensive loss	(60,087)	(78,316)
Total Bio-Techne’s shareholders’ equity	2,138,650	2,068,850
Total liabilities and shareholders’ equity	$2,736,017	$2,703,867

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,600	$50,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,137	28,540
Costs recognized on sale of acquired inventory	188	181
Deferred income taxes	(5,340)	(11,591)
Stock-based compensation expense	10,184	10,093
Fair value adjustment to contingent consideration payable	—	(1,750)
Fair value adjustment on available-for-sale investments	—	(283)
(Gain) Loss on equity method investment	(374)	2,382
Asset impairment restructuring	6,039	—
Leases, net	445	613
Other operating activity	747	182
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	21,563	15,599
Inventories	(2,805)	(5,216)
Prepaid expenses	(3,158)	(2,572)
Trade accounts payable, accrued expenses, contract liabilities, and other	(10,911)	(2,695)
Salaries, wages and related accruals	(8,246)	(2,157)
Income taxes payable	(6,180)	(22,936)
Net cash provided by (used in) operating activities	63,889	59,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	1,085	23,759
Additions to property and equipment	(9,172)	(13,592)
Acquisitions, net of cash acquired	—	(166,426)
Distributions from (Investments in) Wilson Wolf	1,403	2,149
Investment in Spear Bio	(15,000)	—
Net cash provided by (used in) investing activities	(21,684)	(154,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,688)	(12,654)
Proceeds from stock option exercises	25,101	14,394
Borrowings under line-of-credit agreement	—	160,000
Repayments of long-term debt	(19,000)	(70,000)
Taxes paid on RSUs and net share settlements	(4,984)	(20,228)
Net cash provided by (used in) financing activities	(11,571)	71,512

Effect of exchange rate changes on cash and cash equivalents	5,115	(8,693)
Net change in cash and cash equivalents	35,749	(31,908)
Cash and cash equivalents at beginning of period	151,791	180,571
Cash and cash equivalents at end of period	$187,540	$148,663

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,490	$32,797
Cash paid for interest	$5,205	$4,506

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2024, included in the Company's Annual Report on Form 10-K for fiscal 2024. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2024. The Company follows these policies in preparation of the interim unaudited condensed consolidated financial statements.

During the quarter ended September 30, 2024, the Company operated under two operating segments, Protein Sciences and Diagnostics and Spatial Biology (formerly Diagnostics and Genomics). The name change is intended to better reflect the focus and scope of our offerings. The manner in which we operate our business and review discrete financial information did not change. Segment information presented herein reflects the updated name of the operating segment. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2024.

Investments: In July 2024, the Company paid $15 million to enter into an investment in Spear Bio. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were identified in the period ended September 30, 2024. The Company’s total investment of $15 million is included within Other assets on the Condensed Consolidated Balance Sheet.

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

The investment in Wilson Wolf is accounted for as an equity method investment under ASC 323. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. Distributions from the equity method investee are accounted for using the cumulative earnings approach on the Consolidated Statement of Cash Flows. For the quarter ended September 30, 2024, there was $0.3 million of gain recorded on the Company’s Consolidated Statement of Earnings and Comprehensive Income related to the investment. The Company’s total investment of $241 million is included within Other assets on the Consolidated Balance Sheet.

Restructuring actions: Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and impairments and disposals of assets associated with such actions. Employee-related severance charges are based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Asset impairment and disposal charges include right of use assets, leasehold improvements, and other asset write-downs associated with combining operations and disposal of assets. Other charges include consulting fees and expenses for changes to supporting IT systems that are enabling the Company to complete the restructuring activities.

Fiscal Year 2025 Restructuring Actions:

In the first quarter of fiscal 2025, the Company announced enterprise-wide restructuring focused on recovering operating margins and optimizing our manufacturing footprint. The Company is expecting to incur costs related to these actions through fiscal 2026, which will be recorded when specified criteria are met. The restructuring and restructuring-related charges for periods presented were recorded in the Consolidated Statements of Earnings as follows (in thousands):

Quarter Ended
September 30,
2024
Cost of sales	$4,898
Selling, general and administrative(1)	5,371
Total	$10,269

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Three months ended September 30, 2024
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$2,274	$7,417	$9,691
Diagnostics and Spatial Biology	444	—	444
Corporate	134	—	134
Total	$2,852	$7,417	$10,269

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying balance sheet. Other amounts reported as restructuring and restructuring-related costs in the accompanying statements of income have been summarized in the notes to the table (in thousands):

	Employee	Asset
	severance(1)	impairment and other(2)	Total
Expense incurred in the first quarter of 2025	$2,852	$7,417	$10,269
Cash payments	(189)	—	(189)
Non-cash adjustments	—	(7,417)	(7,417)
Accrued restructuring actions balance as of September 30, 2024	$2,663	$—	$2,663

(1) Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages related to the closure or relocation of certain manufacturing sites.

(2) Primarily relates to impairment of intangibles and inventory as a result of the closure and relocation of certain manufacturing sites.

Fiscal Year 2024 Restructuring Actions:

In the second quarter of fiscal 2024, the Company announced enterprise-wide restructuring focused on recovering operating margins, optimizing our distribution footprint, and enhancing our organization efficiency. These actions impacted approximately 4% of our global workforce. These actions continued through the first quarter of fiscal 2025 as we incurred charges relating to our business held-for-sale and consulting fees related to optimizing efficiency. The Company is expecting to incur costs related to these actions through the second quarter of fiscal 2025, which will be recorded when specified criteria are met.

As part of these actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023, including $1.4 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of impairment tests performed over the disposal group during fiscal 2024, a cumulative impairment charge of $22.0 million which includes the allocated goodwill, was recorded in the Selling, general and administrative line in the Consolidated Statements of Earnings for the year ended June 30, 2024. There were no impairment charges related to the disposal group during the first quarter of fiscal 2025. As of September 30, 2024, the assets remaining within the disposal group primarily include inventory and property and equipment of $9.5 million, which is net of expected selling costs. These assets are actively marketed, and we believe their sale will be completed within 12 months of the held-for-sale classification date. The held-for-sale assets are recorded in Current assets held-for-sale in our Consolidated Balance Sheet as of September 30, 2024 and June 30, 2024.

The restructuring and restructuring-related charges, including the impairment of assets held-for-sale, for periods presented were recorded in the Consolidated Statements of Earnings as follows (in thousands):

Quarter Ended
September 30,
2024
Cost of sales	$—
Selling, general and administrative(1)	753
Total	$753

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Three months ended September 30, 2024
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$14	$40	$54
Diagnostics and Spatial Biology	—	—	—
Corporate	(3)	702	699
Total	$11	$742	$753

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying balance sheet. Other amounts reported as restructuring and restructuring-related costs in the accompanying statements of income have been summarized in the notes to the table (in thousands):

	Employee	Asset-related	Impairment of
	severance(1)	and other(2)	assets held-for-sale	Total
Expense incurred in the second quarter of 2024	4,882	504	6,038	11,424
Incremental expense incurred in the third quarter of 2024	133	1,140	—	1,273
Incremental expense incurred in the fourth quarter of 2024	409	4,737	15,926	21,072
Cash payments	(4,882)	(2,800)	—	(7,682)
Non-cash adjustments	—	(3,391)	(21,963)	(25,354)
Adjustments(3)	219	—	—	219
Accrued restructuring actions balance as of June 30, 2024	$761	$190	$—	$952
Incremental expense incurred in the first quarter of 2025	—	753	—	753
Cash payments	(412)	(775)	—	(1,187)
Accrued restructuring actions balance as of September 30, 2024	$349	$169	$—	$518

(1) Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages related to the closure or sale of certain distribution and manufacturing sites.

(2) Primarily relates to impairment of right-of-use-assets, lease termination fees, consulting fees, and expenses for changes to supporting IT systems that are enabling the Company to complete the restructuring initiatives.

(3) Relates to the refinement of the accrual recorded in the second quarter of fiscal 2024.

Protein Sciences realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate operations resources to high growth areas of the business. Additional actions were taken in June 2023 primarily related to the sales organization. The actions impacted a limited number of employees and were completed in the fourth quarter of fiscal 2024. As a result of the realignment, a pre-tax charge of $1.7 million related to employee severance was recorded in the Selling, general and administrative line of operating income within our Protein Sciences segment during the year ended June 30, 2023. Adjustments in fiscal year 2024 relate to the refinement of employee severance payouts. Additional pre-tax charges for the year ended June 30, 2024 were $0.2 million. Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

Employee
severance
Accrued restructuring actions balance as of June 30, 2023	$897
Fiscal year 2024 cash payments	(1,118)
First quarter fiscal year 2024 adjustments(1)	89
Second quarter fiscal year 2024 adjustments(1)	132
Accrued restructuring actions balance as of June 30, 2024	$—

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

In August 2024, 804,162 shares of outstanding vested stock options related to former employees expired which have now been excluded from the Company’s dilutive EPS calculation for the period ended September 30, 2024.  The expiration date of these options is currently under dispute.  The total net pre-tax value of these options on the expiration date was approximately $33 million.  As of September 30, the matter is under review and the Company is unable to estimate any future exposure related to this matter at this time.

During the first quarter of fiscal 2025, the Company recognized $0.3 million of certain litigation charges. There was no comparable activity in the first quarter of fiscal 2024. As of each of the balance sheet dates presented, there was no accrued litigation. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in Other current liabilities and Other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the quarter ended September 30, 2024. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2024.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of September 30, 2024.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying balance sheet as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2024 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of September 30, 2024 and June 30, 2024 were approximately $29.2 million and $30.2 million, respectively. Contract liabilities as of June 30, 2024 subsequently recognized as revenue during the quarter ended September 30, 2024 were approximately $11.8 million. Contract liabilities as of June 30, 2023 subsequently recognized as revenue during the quarter ended September 30, 2023 were approximately $11.8 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the consolidated balance sheet.

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

Revenue by type is as follows (in thousands):

	Quarter Ended
	September 30,
	2024	2023
Consumables	$230,845	$224,547
Instruments	26,206	24,860
Services	27,357	21,454
Total product and services revenue, net	$284,408	$270,861
Royalty revenues	5,050	6,074
Total revenues, net	$289,458	$276,935

Revenue by geography is as follows (in thousands):

	Quarter Ended
	September 30,
	2024	2023

United States	$165,015	$159,105
EMEA, excluding United Kingdom	59,063	54,798
United Kingdom	13,944	12,449
APAC, excluding Greater China	18,122	17,351
Greater China	24,321	25,485
Rest of World	8,993	7,747
Net sales	$289,458	$276,935

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2024	2024

Raw materials	$81,786	$79,377
Finished goods(1)	108,811	106,072
Inventories, net	$190,597	$185,449

(1) Finished goods inventory of $5,556 and $5,718 is included within Other Assets in the September 30, 2024 and June 30, 2024, Consolidated Balance Sheets, respectively, as it is forecasted to be sold after the 12 months subsequent to the consolidated balance sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2024	2024
Land	$8,161	$8,150
Buildings and improvements	250,206	243,863
Machinery and equipment	228,648	215,948
Construction in progress	32,186	39,749
Property and equipment, cost	519,201	507,710
Accumulated depreciation and amortization	(265,262)	(256,556)
Property and equipment, net	$253,939	$251,154

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2024	2024

Developed technology	$680,747	$675,674
Tradenames	152,341	151,561
Customer relationships	212,011	211,276
Patents	4,552	4,343
Other intangibles	7,176	12,006
Definite-lived intangible assets	1,056,827	1,054,860
Accumulated amortization	(570,823)	(547,779)
Total intangible assets, net	$486,004	$507,081

Changes to the carrying amount of net intangible assets for the period ended September 30, 2024 consist of (in thousands):

September 30,
2024

Beginning balance	$507,081
Other additions	112
Amortization expense	(20,040)
Restructuring impairment	(5,474)
Currency translation	4,325
Ending balance	$486,004

The estimated future amortization expense for intangible assets as of September 30, 2024 is as follows (in thousands):

Remainder 2025	$59,111
2026	72,743
2027	62,540
2028	58,821
2029	46,200
Thereafter	186,589
Total	$486,004

Goodwill:

Changes to the carrying amount of goodwill for the period ended September 30, 2024 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2024	$423,449	$549,214	$972,663
Currency translation	3,042	6,880	9,922
September 30, 2024	$426,491	$556,094	$982,585

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a qualitative goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2024. No indicators of impairment were identified as part of our assessment.

Other assets:

Other assets consist of (in thousands):

	September 30,	June 30,
	2024	2024

Equity method investment in Wilson Wolf	$241,308	$242,337
Derivative instruments	6,669	9,813
Long-term inventory	5,556	5,718
Investment in Spear Bio	15,000	—
Other	7,168	6,397
Other assets	$275,701	$264,265

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

There were no acquisitions in the first quarter of fiscal 2025.

Fiscal year 2024 Acquisitions

Lunaphore Technologies SA.

On July 7, 2023, the Company acquired all of the ownership interests of Lunaphore Technologies SA (“Lunaphore”) for $169.7 million, in a cash-free, debt-free acquisition. Lunaphore is a leading developer of fully automated spatial biology solutions. The Lunaphore acquisition adds spatial biology instruments to Bio-Techne’s portfolio to accelerate our leadership position in translational and clinical research markets. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Diagnostics and Spatial Biology operating segment in the first quarter of fiscal year 2024.

The allocation of purchase price consideration related to Lunaphore was completed in the fourth quarter of fiscal 2024. The fair values of the assets acquired and liabilities assumed as of June 30, 2024 are as follows (in thousands):

Final allocation at June 30, 2024
Current assets	$12,155
Equipment and other long-term assets	1,470
Intangible assets:
Developed technologies	60,300
Tradenames	4,900
Customer relationships	1,200
Goodwill	104,650
Total assets acquired	184,675

Liabilities	7,096
Deferred income taxes, net	7,872
Net assets acquired	$169,707

Cash paid	169,707

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology and customer relationships was based on management’s forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The purchase price allocated to trade names was based on management's forecasted cash inflows and outflows and using a relief from royalty method. The amount recorded for developed technology is being amortized with the expense reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for developed technology is 14 years. Amortization expense related to customer relationships is reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for customer relationships is 8 years. The amount recorded for trade names is being amortized with the expense reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings and Comprehensive Income. The amortization period for trade names ranges from 4 years to 8 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes, offset by the deferred tax asset for the calculation of acquired net operating losses.

Note 5. Fair Value Measurements:

The Company’s financial instruments include cash and cash equivalents, available for sale investments, derivative instruments, accounts receivable, accounts payable, and long-term debt.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	September 30,	Inputs Considered as
		2024	Level 1	Level 2	Level 3

Assets
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	$250	$—	$250	$—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	6,669	—	6,669	—
Total assets		$6,919	$—	$6,919	$—

Liabilities
Derivatives designated as hedging instruments - cash flow hedges	Other long-term liabilities	$269	$—	$269	$—
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	8,041	—	8,041	—
Total liabilities		$8,310	$—	$8,310	$—

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2024	Level 1	Level 2	Level 3

Assets
Certificates of deposit(1)	Short-term available-for-sale investments	$1,072	$1,072	$—	$—
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	805	—	805	—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	9,813	—	9,813	—
Total assets		$11,690	$1,072	$10,618	$—

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$2,051	$—	$2,051	$—
Total liabilities		$2,051	$—	$2,051	$—

(1)	The certificates of deposit have contractual maturity dates within one year.

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

The following table presents the contractual amounts of the Company's outstanding instruments (in millions):

		September 30,	June 30,
Instruments	Designation	2024	2024
Forward starting swaps(1)	Cash flow hedge	$300	$300
Cross-currency swap(2)	Net investment hedge	140	150

(1) In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $200 million of notional principal. The effective date of the swap was November 2022 with the full swap maturing in November 2025. In March 2023, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $100 million of notional principal. The effective date of the swap was April 2023 with the full swap maturing in April 2025. In August 2024, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt based on $100 million of notional principal that will go into effect in April 2025 to replace a swap that matures in April 2025. The effective date of the new swap is April 2025 with the full swap maturing in April 2026.

(2) In July 2023, the Company entered into a pay-fixed rate, receive-fixed rate cross-currency swap contract with a total notional amount of $150 million that was designated as a hedge to lock in the Swiss franc (CHF) rate for a portion of the Company's CHF net investment in its Lunaphore subsidiary in Switzerland. The objective of the hedge is to protect the net investment in the Company's CHF-denominated operations against changes in the spot exchange rates, on a pre-tax basis. The hedging instrument has three remaining interim settlement dates, which will reduce the notional on the hedging instrument by $10 million at each interim date, and will reduce the notional to $110 million at maturity.

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the three months ended September 30, 2024 and September 30, 2023 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Quarter Ended
	September 30,
	2024	2023
Cash flow hedges
Forward starting swaps	$5,010	$(1,587)
Net investment hedges
Cross-currency swap	5,165	(1,366)
Total	$10,175	$(2,953)

	(Gain) Loss Reclassified into Income
	Quarter Ended
	September 30,		Location of (Gain) Loss
	2024	2023	in Income Statement
Cash flow hedges
Forward starting swaps	$(2,599)	$(2,539)	Interest expense
Net investment hedges
Cross-currency swap	(782)	(698)	Interest expense
Total	$(3,381)	$(3,237)

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2024, the outstanding balance under the Credit Agreement was $300 million.

Note 7. Leases:

As a lessee, the Company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the three months ended September 30, 2024, the Company recognized $1.3 million in variable lease expense and $4.4 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right-of-use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (asset and liability amounts are in thousands):

		As of
		September 30,
	Balance Sheet Classification	2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$89,221

Current operating lease liabilities	Operating lease liabilities - current	$13,485
Noncurrent operating lease liabilities	Operating lease liabilities	85,433
Total operating lease liabilities		$98,918

Weighted average remaining lease term (in years):		8.30

Weighted average discount rate (%):		4.24

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right of use assets obtained in exchange for new operating lease liabilities for the three months ended (in thousands):

Quarter ended
September 30,
2024
Cash amounts paid on operating lease liabilities	$3,885

Right-of-use assets obtained in exchange for lease liabilities	$799

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

September 30,
2024
Remainder 2025	$12,668
2026	16,647
2027	13,767
2028	13,593
2029	13,125
Thereafter	48,790
Total	$118,590
Less: Amounts representing interest	19,672
Total lease obligations	$98,918

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.08 in the three months ended September 30, 2024 and 2023.

Consolidated Changes in Equity (amounts in thousands)

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$2,068,850
Net earnings				33,600		33,600
Other comprehensive income (loss)					18,229	18,229
Common stock issued for exercise of options	577	6	23,224	(2,338)		20,892
Common stock issued for restricted stock awards	50	1	1	(2,646)		(2,644)
Cash dividends				(12,688)		(12,688)
Stock-based compensation expense			10,146			10,146
Common stock issued to employee stock purchase plan	35	0	2,227			2,227
Employee stock purchase plan expense			38			38
Balances at September 30, 2024	158,878	$1,589	$855,973	$1,341,175	$(60,087)	$2,138,650

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$1,966,516
Net earnings				50,993		50,993
Other comprehensive income (loss)					(11,952)	(11,952)
Common stock issued for exercise of options	633	6	12,877	(15,460)		(2,577)
Common stock issued for restricted stock awards	47	1	0	(4,768)		(4,767)
Cash dividends				(12,654)		(12,654)
Stock-based compensation expense			9,981			9,981
Common stock issued to employee stock purchase plan	33	1	2,093			2,094
Employee stock purchase plan expense			112			112
Balances at September 30, 2023	158,355	$1,584	$746,606	$1,327,572	$(78,016)	$1,997,746

Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

Three months ended September 30, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2024, net of tax	$8,102	$(86,418)	$(78,316)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(5,010)	20,659	15,649
Amounts reclassified out	2,599	782	3,381
Total other comprehensive income (loss), before tax	(2,411)	21,441	19,030
Tax (expense)/benefit	(616)	(185)	(801)
Total other comprehensive income (loss), net of tax	(3,027)	21,256	18,229
Balance as of September 30, 2024, net of tax	$5,075	$(65,162)	$(60,087)

Three months ended September 30, 2023 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2023 net of tax:	$12,862	$(78,926)	$(66,064)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	1,587	(11,069)	(9,482)
Amounts reclassified out	(2,539)	(698)	(3,237)
Total other comprehensive income (loss), before tax	(952)	(11,767)	(12,719)
Tax (expense)/benefit	(602)	(165)	(767)
Total other comprehensive income (loss), net of tax	(350)	(11,602)	(11,952)
Balance as of September 30, 2023, net of tax	$12,512	$(90,528)	$(78,016)

The Company had a net deferred tax liability for its cash flow hedges of $1.6 million and $4.1 million as of September 30, 2024 and September 30, 2023, respectively.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	September 30,
	2024	2023
Earnings per share – basic:
Net earnings	$33,600	$50,993
Income allocated to participating securities	(6)	(8)
Income available to common shareholders	$33,594	$50,985
Weighted-average shares outstanding – basic	158,531	158,130
Earnings per share – basic	$0.21	$0.32

Earnings per share – diluted:
Net earnings	$33,600	$50,993
Income allocated to participating securities	(6)	(8)
Income available to common shareholders	$33,594	$50,985
Weighted-average shares outstanding – basic	158,531	158,130
Dilutive effect of stock options and restricted stock units	2,584	3,810
Weighted-average common shares outstanding – diluted	161,115	161,940
Earnings per share – diluted	$0.21	$0.31

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 4.1 million and 4.1 million for the quarter ended September 30, 2024 and 2023, respectively.

Note 10. Share-based Compensation:

During the quarter ended September 30, 2024 and 2023, the Company granted 0.8 million and 0.8 million stock options at weighted average grant prices of $74.85 and $84.34 and weighted average fair values of $25.32 and $28.58, respectively. During the quarter ended September 30, 2024 and 2023, the Company granted 468,866 and 268,961 restricted stock units at a weighted average fair value of $74.92 and $84.44, respectively. During the quarter ended September 30, 2024 and 2023, the Company did not grant restricted common stock shares.

Stock options for 648,293 and 1,027,777 shares of common stock with total intrinsic values of $23.5 million and $54.3 million were exercised during the quarter ended September 30, 2024 and 2023, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $10.3 million and $11.1 million was included in selling, general and administrative expenses for the quarter ended September 30, 2024 and 2023 respectively. Additionally, the Company recognized $0.3 million of stock-based compensation costs in cost of goods sold during the quarter ended September 30, 2024 compared to $0.2 million in the comparative prior year period. As of September 30, 2024, there was $72.5 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.2 years.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended
	September 30,
	2024	2023
Interest expense	$(2,176)	$(4,893)
Interest income	926	890
Gain (loss) on investment(1)	—	283
Gain (loss) on equity method investment	374	(2,290)
Other non-operating income (expense), net	1,060	(294)
Total other income (expense)	$184	$(6,304)

(1)	Primarily due to a $0.3 million gain on the sale of our exchange traded investment grade bond funds during the quarter ended September 30, 2023.

Note 12. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2025 and 2024 was 16.4% and (2.9)%, respectively, of consolidated earnings before income taxes, inclusive of discrete items. The change in the Company’s tax rate for the quarter ended September 30, 2024 compared to September 30, 2023 was driven by a mix of net income and timing of discrete items.

The Company recognized total net benefits related to discrete tax items of $3.0 million during the quarter ended September 30, 2024, compared to $13.6 million during the quarter ended September 30, 2023. Share-based compensation excess tax benefit contributed $3.3 million in the quarter ended September 30, 2024, compared to $10.4 million in the quarter ended September 30, 2023. The Company recognized total other immaterial net discrete tax expense of $0.3 million in the quarter ended September 30, 2024, compared to $3.2 million of other immaterial net discrete tax benefit in the quarter ended September 30, 2023.

Note 13. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with the impact of partially-owned consolidated subsidiaries as well as acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses. The Protein Sciences and Diagnostics and Spatial Biology segments both include consumables, instruments, services, and royalty revenue.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended
	September 30,
	2024	2023
Net sales:
Protein Sciences	$204,535	$204,655
Diagnostics and Spatial Biology	83,192	72,797
Other revenue(1)	2,303	—
Intersegment	(572)	(517)
Consolidated net sales	$289,458	$276,935

Operating income:
Protein Sciences	$80,541	$88,361
Diagnostics and Spatial Biology	4,277	527
Segment operating income	$84,818	$88,888
Costs recognized on sale of acquired inventory	(188)	(181)
Amortization of intangibles	(19,741)	(19,851)
Acquisition related expenses and other	(1,513)	588
Certain litigation charges	(292)	—
Stock based compensation, inclusive of employer taxes	(10,637)	(11,494)
Restructuring and restructuring-related costs	(11,022)	(89)
Corporate general, selling, and administrative expenses	(1,586)	(1,999)
Impact of business held-for-sale(1)	148	—
Consolidated operating income	$39,987	$55,862

(1) Includes the quarterly results of a business that has met the held-for-sale criteria since December 31, 2023.

Note 14. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited condensed consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2024. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

We are committed to providing the life sciences community with innovative, high-quality scientific tools that allow our customers to make extraordinary discoveries and treat and diagnose diseases. We intend to build on Bio-Techne’s past accomplishments, high product quality reputation and sound financial position by executing strategies that position us to serve as the standard for biological content in the research market, and to leverage that leadership position to enter the diagnostics and other adjacent markets. The Company’s strategic pillars for long-term growth and profitability are grow and leverage the core, capitalize on high potential markets, market expansion through innovation and acquisition, deliver best-in-class customer experience, and develop people through a transformative culture.

During the quarter ended September 30, 2024, the Company operated under two operating segments, Protein Sciences and Diagnostics and Spatial Biology (formerly Diagnostics and Genomics). The name change is intended to better reflect the focus and scope of our offerings. The manner in which we operate our business and review discrete financial information did not change. Segment information presented herein reflects the updated name of the operating segment. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2024.

Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays, including the ExoDx®Prostate (IntelliScore) test (EPI) for prostate cancer diagnosis. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions during the first quarter of fiscal 2025.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 5% for the quarter ended September 30, 2024 compared to the same prior year period. Organic growth for the quarter ended September 30, 2024 was 4% compared to the prior year, with foreign currency exchange impacting sales by approximately 1%. A business held-for-sale did not have a material impact.

Consolidated net earnings decreased to $33.6 million for the quarter ended September 30, 2024 as compared to $51.0 million in the same prior year period.

Net Sales

Consolidated net sales for the quarter ended September 30, 2024 were $289.5 million, an increase of 5% compared to the same prior year period. Organic growth for the quarter ended September 30, 2024 was 4% compared to the prior year, with foreign currency exchange impacting sales by approximately 1%. A business held-for-sale did not have a material impact. Organic growth for the quarter ended September 30, 2024 was primarily driven by broad based performance of our Diagnostics and Spatial Biology portfolio as well as strong growth in our GMP reagent offerings within our Protein Sciences segment.

Gross Margins

Consolidated gross margin for the quarter ended September 30, 2024 was 63.2% compared to 66.9% for the same prior year period. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, amortization of intangibles, stock compensation expense, restructuring and restructuring-related costs, and the impact of a business held-for-sale, adjusted gross margin for the quarter ended September 30, 2024 was 69.5% compared to 71.3% for the quarter ended September 30, 2023. Fluctuations in consolidated gross margin and adjusted gross margin, as a percentage of sales, have primarily resulted from changes in product mix. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates as well as future acquisitions.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, restructuring and restructuring-related charges, and the impact of a business held-for-sale included in cost of sales, is as follows (in thousands):

	QUARTER
	ENDED
	9/30/2024	9/30/2023
Total consolidated net sales	$289,458	$276,935
Business held-for-sale1)	2,303	—
Revenue from recurring operations	$287,155	$276,935

Gross margin - GAAP	$183,017	$185,191
Gross margin percentage - GAAP	63.2%	66.9%

Identified adjustments:
Costs recognized upon sale of acquired inventory	$188	$181
Amortization of intangibles	11,779	11,866
Stock-based compensation, inclusive of employer taxes	272	214
Restructuring and restructuring-related costs	4,898	—
Impact of business held-for-sale1)	(558)	—
Adjusted gross margin	$199,596	$197,452
Adjusted gross margin percentage2)	69.5%	71.3%

1) Includes the quarterly results of a business that has met the held-for-sale criteria since December 31, 2023.
2)   Adjusted gross margin percentage excludes both $2,303 of revenue and $558 of gross margin for a business that has met the held-for-sale criteria since December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13% to $119.2 million for the quarter ended September 30, 2024 from the same prior year period. The increase in expense was due to restructuring and restructuring-related charges.

Research and Development Expenses

Research and development expenses decreased 1% to $23.9 million for the quarter ended September 30, 2024 from the same prior year period. The decrease in expense was due to cost management initiatives.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2024	2023
Net sales (in thousands)	$204,535	$204,655
Operating margin percentage	39.4%	43.2%

Protein Sciences’ net sales for the quarter ended September 30, 2024 was $204.5 million, which remained flat compared to the same respective prior year period. As of December 31, 2023, a business within the Protein Sciences segment met the criteria as held-for-sale; this held-for-sale business has been excluded from the segment’s fiscal 2025 operating results. The exclusion of first quarter fiscal 2025 sales related to this held-for-sale business reduced sales by 1%. Organic growth for the segment was 1%, with foreign currency exchange having an immaterial impact.

The operating margin was 39.4% for the quarter ended September 30, 2024 compared to 43.2% in the comparative prior year period. The segment’s operating margin was unfavorably impacted by product mix and re-instatement of incentive compensation accruals.

Diagnostics and Spatial Biology (formerly Diagnostics and Genomics)

	Quarter Ended
	September 30,
	2024	2023
Net sales (in thousands)	$83,192	$72,797
Operating margin percentage	5.1%	0.7%

Diagnostics and Spatial Biology's net sales for the quarter ended September 30, 2024 was $83.2 million, with reported growth of 14% compared to the same respective prior year period. Organic revenue growth was 14% for the first quarter of fiscal 2025, with foreign currency exchange having an immaterial impact.

The operating margin for the segment was 5.1% for the quarter ended September 30, 2024 compared to 0.7% in the comparative prior year period. The segment’s operating margin was favorably impacted due to volume leverage and productivity initiatives, partially offset by re-instatement of incentive compensation accruals.

Income Taxes

Income taxes were at an effective rate of 16.4% of consolidated earnings for the quarter ended September 30, 2024, compared to (2.9)% for the same respective prior year period. The change in the Company’s tax rate for the quarter ended September 30, 2024 was driven by a mix of net income and timing of discrete items.

The forecasted tax rate as of the first fiscal quarter of 2025 before discrete items is 23.6% compared to the prior year forecasted tax rate before discrete items of 24.5%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2025 to range from 23% to 27%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	QUARTER
	ENDED
	9/30/2024	9/30/2023
Net earnings before taxes - GAAP	$40,171	$49,558
Identified adjustments:
Costs recognized upon sale of acquired inventory	188	181
Amortization of intangibles	19,741	19,851
Amortization of Wilson Wolf intangible assets and acquired inventory	2,490	4,208
Acquisition related expenses and other	1,674	(442)
Certain litigation charges	292	—
Stock-based compensation, inclusive of employer taxes	10,637	11,494
Restructuring and restructuring-related costs	11,022	89
Investment (gain) loss and other non-operating	—	(283)
Impact of business held-for-sale1)	(148)	—
Net earnings before taxes - Adjusted	$86,067	$84,656
Non-GAAP tax rate	21.5%	22.0%
Non-GAAP tax expense	$18,536	$18,615
Non-GAAP adjusted net earnings	$67,531	$66,041
Earnings per share - diluted - Adjusted	$0.42	$0.41

(1) Since December 31, 2023, the Company has a business that has met the held-for-sale criteria.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter ended September 30, 2024 and September 30, 2023.

	QUARTER
	ENDED
	9/30/2024	9/30/2023
GAAP effective tax rate	16.4%	(2.9)%
Discrete items	7.2	27.4
Long-term GAAP tax rate	23.6%	24.5%
Rate impact items
Stock based compensation	(2.8)%	(2.7)%
Other	0.7	0.2
Total rate impact items	(2.1)%	(2.5)%
Non-GAAP adjusted tax rate	21.5%	22.0%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2024 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $187.5 million as of September 30, 2024, compared to $152.9 million as of June 30, 2024. Included in the available-for-sale-investments as of June 30, 2024 were certificates of deposit that have maturity dates within one year of $1.1 million. During the first fiscal quarter of 2025, the certificates of deposit reached maturity. The Company had no available-for-sale investments as of September 30, 2024.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 31, 2027. As of September 30, 2024, there is $700 million available on the line-of-credit. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

During fiscal year 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal year 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of September 30, 2024, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $63.9 million from operating activities in the first quarter of fiscal 2025 compared to $59.4 million in the first quarter of fiscal 2024. The increase from the prior year was primarily due to changes in the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the first quarter of fiscal 2025 and 2024 were $9.2 million and $13.6 million, respectively. Capital expenditures for the remainder of fiscal 2025 are expected to be approximately $32 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2025 are related to increasing capacity to meet expected sales growth across the Company.

During the fiscal quarter of 2025, the Company invested $15.0 million into Spear Bio. There was no comparable activity in the first quarter of 2024.

During the first fiscal quarter of 2025, certificates of deposit reached maturity for $1.1 million. In the first quarter of 2024, the Company sold its exchange traded investment grade bond funds $23.8 million.

The Company received tax distributions of $1.4 million and $2.1 million from its equity method investee during the first quarter of 2025 and 2024, respectively.

During the first fiscal quarter of 2024, the Company paid $166.4 million to acquire Lunaphore. In the second fiscal quarter of 2024, an additional payment of $3.3 million was paid to the Lunaphore shareholders upon the finalization of the net working capital, which resulted in a total purchase price of $169.7 million during fiscal 2024. There was no comparable activity in the first fiscal quarter of 2025.

Cash Flows From Financing Activities

During the first quarter of fiscal 2025 and 2024, the Company paid cash dividends of $12.7 million and $12.7 million, respectively, to all common shareholders. On October 30, 2024, the Company announced the payment of a $0.08 per share cash dividend, or approximately $12.7 million, will be payable November 22, 2024 to all common shareholders of record on November 11, 2024.

Cash of $25.1 million and $14.4 million was received during the first quarter of fiscal 2025 and 2024, respectively, from the exercise of stock options.

During the first quarter of fiscal 2025 and 2024, the Company made repayments of $19.0 million and $70.0 million, respectively, on its long-term debt balance. The Company drew $160.0 million under its revolving line-of-credit facility during the first quarter of fiscal 2024. There was no comparable activity in the first quarter of fiscal 2025.

During the first quarter of fiscal 2025 and 2024, the Company received $5.0 million and $20.2 million related to taxes paid on restricted stock, restricted stock units and stock options exercised through a net share settlement classified as financing activities.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2024 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter ended September 30, 2024 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic revenue represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, the impact of businesses held-for-sale, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from businesses held-for-sale are excluded from our organic revenue calculation starting on the date they become held-for-sale as those revenues will not be comparative in future periods. Revenues from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-owned consolidated subsidiaries in fiscal year 2024 or fiscal year 2025.

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude stock-based compensation, which is inclusive of the employer portion of payroll taxes on those stock awards, the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, restructuring and restructuring-related costs. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjection assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory, and other non-recurring items including gains or losses on goodwill and long-lived asset impairment charges, and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Costs related to restructuring and restructuring-related activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs.  Additionally, these amounts can vary significantly from period to period based on current activity. The Company also excludes revenue and expense attributable to partially-owned consolidated subsidiaries as well as revenue and expense attributable to businesses held-for-sale in the calculation of our non-GAAP financial measures.

The Company’s non-GAAP adjusted operating margin and adjusted net earnings, in total and on a per share basis, also excludes acquisition related expenses inclusive of the changes in fair value of contingent consideration, and other non-recurring items including certain costs related to the transition to a new CEO, goodwill and long-lived asset impairments, and gains. We also exclude certain litigation charges which are facts and circumstances specific including costs to resolve litigation and legal settlement (gains and losses). In some cases, these costs may be a result of litigation matters at acquired companies that were not probable, inestimable, or unresolved at the time of acquisition.

The Company’s non-GAAP adjusted net earnings, in total and on a per share basis, also excludes gain and losses from investments, as they are not part of our day-to-day operating decisions (excluding our equity method investment in Wilson Wolf as it is certain to be acquired in the future) and certain adjustments to income tax expense. Additionally, gains and losses from investments that are either isolated or cannot be expected to occur again with any predictability are excluded. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic, political, regulatory, and other conditions, increased competition, the reliance on internal manufacturing and related operations, supply chain challenges, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2024 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 5, 2024, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2024, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. No shares have been repurchased under the share repurchase plan in fiscal 2025. As of September 30, 2024, the Company had $180.7 million available to repurchase under our existing plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	—	$—	—	$180,739,094
August 1 - August 31, 2024	—	—	—	180,739,094
September 1 - September 30, 2024	—	—	—	180,739,094
July 1 - September 30, 2024	—	—	—

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, certain of our directors and officers of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Kim Kelderman, President, Chief Executive Officer, and Director the Company, adopted a Rule 10b5-1 trading plan effective September 5, 2024. Mr. Kelderman’s trading plan provides for the sale of up to 97,700 shares of common stock between December 5, 2024 and August 6, 2025, which is the expiration date of the plan.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's 8-K dated November 1, 2022*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 27, 2022*

4.1	Description of Capital Stock -- incorporated by reference to Exhibit 4.1 of the Company's Form 10-K dated August 22, 2024*

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 26, 2017*

10.3**

Form of Time Vesting Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**

Form of Performance Vesting Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**

Form of Time Vesting Restricted Stock Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**

Form of Performance Vesting Restricted Stock Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**

Form of the Time Vesting Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**

Form of Performance Vesting Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**

Form of Time Vesting Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

Exhibit Number	Description
10.10**

Form of Performance Vesting Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**

Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive plan- incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

10.12**

Form of Director Non-Qualified Stock Option Agreement for Second Amendment and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 26, 2017*

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

10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company - incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.18**	Bio-Techne 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k dated November 3, 2020*

10.20	Form of Director Non-Qualified Stock Option Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Form 8-k dated November 3, 2020*

10.21**	Form of Employee Non-Qualified Stock Option Agreement (Global) – incorporated by reference to Exhibit 10.3 of the Company’s Form 8-k dated November 3, 2020*

10.22**	Form of Performance Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.4 of the Company’s Form 8-k dated November 3, 2020*

10.23**	Form of Performance Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.5 of the Company’s Form 8-k dated November 3, 2020*

10.24**	Form of Performance Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.6 of the Company’s Form 8-k dated November 3, 2020*

10.25**	Form of Performance Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.7 of the Company’s Form 8-k dated November 3, 2020*

10.26**	Form of Time Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.8 of the Company’s Form 8-k dated November 3, 2020*

10.27**	Form of Time Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.9 of the Company’s Form 8-k dated November 3, 2020*

Exhibit Number	Description
10.28**	Form of Time Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.10 of the Company’s Form 8-k dated November 3, 2020*

10.29**	Form of Time Vesting Restricted Stock Unit Agreement (Global) – incorporated by reference to Exhibit 10.11 of the Company’s Form 8-k dated November 3, 2020*

10.30**	Form of Executive Employment Agreement by and between the Company and Kim Kelderman – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 19, 2023*

21	Subsidiaries of the Company - incorporated by reference to Exhibit 21 of the Company's Form 10-K dated August 22, 2024*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: November 5, 2024	/s/ Kim Kelderman
Kim Kelderman
President and Chief Executive Officer

Date: November 5, 2024	/s/ James Hippel
James Hippel
Executive Vice President, Chief Financial Officer