Form 10-Q
period 2024-12-31
BIO-TECHNE Corp
filed 2025-02-06
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024, or

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

At February 3, 2025, 158,087,683 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Net sales	$297,031	$272,598	$586,489	$549,533
Cost of sales	103,145	96,011	209,586	187,755
Gross margin	193,886	176,587	376,903	361,778

Operating expenses:
Selling, general and administrative	121,451	115,667	240,612	220,998
Research and development	25,016	22,916	48,885	46,914
Total operating expenses	146,467	138,583	289,497	267,912
Operating income	47,419	38,004	87,406	93,866

Other income (expense)	(4,543)	(4,617)	(4,359)	(10,921)
Earnings before income taxes	42,876	33,387	83,047	82,945
Income taxes	7,986	5,922	14,557	4,486
Net earnings	$34,890	$27,465	$68,490	$78,459
Other comprehensive income (loss):
Foreign currency translation income (loss)	(25,518)	18,025	(4,262)	6,423
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax amounts disclosed in Note 8	(45)	(3,670)	(3,072)	(4,020)
Other comprehensive income (loss)	(25,563)	14,355	(7,334)	2,403
Comprehensive income	$9,327	$41,820	$61,156	$80,862

Earnings per share:
Basic	$0.22	$0.17	$0.43	$0.50
Diluted	$0.22	$0.17	$0.42	$0.49

Weighted average common shares outstanding:
Basic	158,431	157,533	158,481	157,826
Diluted	160,626	160,060	161,353	161,001

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31,
	2024	June 30,
	(unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$177,549	$151,791
Short-term available-for-sale investments	—	1,072
Accounts receivable, less allowance for doubtful accounts of $5,632 and $4,386, respectively	217,940	241,394
Inventories	188,373	179,731
Current assets held-for-sale	1,047	9,773
Other current assets	49,731	33,658
Total current assets	634,640	617,419

Property and equipment, net	249,753	251,154
Right-of-use assets	85,383	91,285
Goodwill	964,607	972,663
Intangible assets, net	461,051	507,081
Other assets	274,990	264,265
Total assets	$2,670,424	$2,703,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33,120	$37,968
Salaries, wages and related accruals	53,594	49,818
Accrued expenses	27,543	24,886
Contract liabilities	27,715	27,930
Income taxes payable	3,141	3,706
Operating lease liabilities - current	13,511	12,920
Other current liabilities	2,632	2,151
Total current liabilities	161,256	159,379

Deferred income taxes	37,723	55,863
Long-term debt obligations	300,000	319,000
Operating lease liabilities	81,616	87,618
Other long-term liabilities	11,337	13,157

Bio-Techne’s Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 157,915,999 and 158,216,258 respectively	1,579	1,582
Additional paid-in capital	875,864	820,337
Retained earnings	1,286,699	1,325,247
Accumulated other comprehensive loss	(85,650)	(78,316)
Total Bio-Techne’s shareholders’ equity	2,078,492	2,068,850
Total liabilities and shareholders’ equity	$2,670,424	$2,703,867

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$68,490	$78,459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,221	56,343
Costs recognized on sale of acquired inventory	373	364
Deferred income taxes	(13,417)	(22,314)
Stock-based compensation expense	24,892	22,846
Fair value adjustment to contingent consideration payable	—	(3,500)
Fair value adjustment on available-for-sale investments	—	(283)
(Gain) Loss on equity method investment	(420)	4,295
Asset impairment restructuring	9,841	—
Leases, net	492	1,196
Impairment of assets held-for-sale	—	6,038
Other operating activity	305	256
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	20,940	20,333
Inventories	(11,713)	(9,577)
Prepaid expenses	(405)	(3,149)
Trade accounts payable, accrued expenses, contract liabilities, and other	(29)	5,382
Salaries, wages and related accruals	3,882	(4,305)
Income taxes payable	(10,217)	(9,885)
Net cash provided by (used in) operating activities	148,235	142,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	1,085	23,759
Purchases of available-for-sale investments	—	(5,526)
Additions to property and equipment	(15,993)	(28,456)
Acquisitions, net of cash acquired	—	(169,707)
Distributions from (Investments in) Wilson Wolf	1,403	2,149
Investment in Spear Bio	(15,000)	—
Proceeds from sale of assets held-for-sale	1,789	—
Net cash provided by (used in) investing activities	(26,716)	(177,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(25,424)	(25,213)
Proceeds from stock option exercises	30,641	19,670
Re-purchases of common stock	(75,628)	(80,042)
Borrowings under line-of-credit agreement	—	225,000
Repayments of long-term debt	(19,000)	(128,000)
Taxes paid on RSUs and net share settlements	(5,997)	(21,302)
Net cash provided by (used in) financing activities	(95,408)	(9,887)

Effect of exchange rate changes on cash and cash equivalents	(353)	(5,270)
Net change in cash and cash equivalents	25,758	(50,439)
Cash and cash equivalents at beginning of period	151,791	180,571
Cash and cash equivalents at end of period	$177,549	$130,132

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37,593	$37,645
Cash paid for interest	$9,831	$8,586

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

The Company manages its business under two operating segments, Protein Sciences and Diagnostics and Spatial Biology (formerly Diagnostics and Genomics). The name change is intended to better reflect the focus and scope of our offerings. The manner in which we operate our business and review discrete financial information did not change. Segment information presented herein reflects the updated name of the operating segment. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2024.

Investments: In July 2024, the Company paid $15 million to enter into an investment in Spear Bio. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances. No such events or changes in circumstances were identified in the period ended December 31, 2024. The Company’s total investment of $15 million is included within Other assets on the Condensed Consolidated Balance Sheet.

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

The investment in Wilson Wolf is accounted for as an equity method investment under ASC 323. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. Distributions from the equity method investee are accounted for using the cumulative earnings approach on the Consolidated Statement of Cash Flows. For the quarter ended December 31, 2024, the gain on the investment in Wilson Wolf was not material. In the six months ended December 31, 2024, there was $0.4 million of gain recorded on the Company’s Consolidated Statement of Earnings and Comprehensive Income related to the investment. The Company’s total investment of $241 million is included within Other assets on the Consolidated Balance Sheet.

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

	Quarter Ended	Six Months Ended
	December 31,	December 31,
	2024	2024
Cost of sales	$2,691	$7,589
Selling, general and administrative(1)	273	5,644
Total	$2,964	$13,233

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Three months ended December 31, 2024
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$39	$2,755	$2,794
Diagnostics and Spatial Biology	(19)	—	(19)
Corporate	185	4	189
Total	$205	$2,759	$2,964

	Six months ended December 31, 2024
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$2,313	$10,172	$12,485
Diagnostics and Spatial Biology	425	—	425
Corporate	319	4	323
Total	$3,057	$10,176	$13,233

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying balance sheet. Other amounts reported as restructuring and restructuring-related costs in the accompanying statements of income have been summarized in the notes to the table (in thousands):

	Employee	Asset
	severance(1)	impairment and other(2)	Total
Expense incurred in the first quarter of 2025	$2,852	$7,417	$10,269
Cash payments	(189)	—	(189)
Non-cash adjustments	—	(7,417)	(7,417)
Accrued restructuring actions balance as of September 30, 2024	$2,663	$—	$2,663
Expense incurred in the second quarter of 2025	205	2,759	2,964
Cash payments	(1,211)	(335)	(1,546)
Non-cash adjustments	—	(2,424)	(2,424)
Accrued restructuring actions balance as of December 31, 2024	$1,657	$—	$1,657

(1) Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages related to the closure or relocation of certain manufacturing sites.

(2) Primarily relates to impairment of intangibles and inventory as a result of the closure and relocation of certain manufacturing sites.

Fiscal Year 2024 Restructuring Actions:

In the second quarter of fiscal 2024, the Company announced enterprise-wide restructuring focused on recovering operating margins, optimizing our distribution footprint, and enhancing our organization efficiency. These actions impacted approximately 4% of our global workforce. These actions continued through the second quarter of fiscal 2025 as we incurred charges relating to our business held-for-sale and consulting fees related to optimizing efficiency. The Company is expecting to incur costs related to these actions through the end of fiscal 2025, which will be recorded when specified criteria are met.

As part of these actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023, including $1.4 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of an impairment test performed over the disposal group during fiscal 2024, a cumulative impairment charge of $22.0 million which includes the allocated goodwill, was recorded in the Selling, general and administrative line in the Consolidated Statements of Earnings for the year ended June 30, 2024. There were no impairment charges related to the disposal group during the first half of fiscal 2025. During the quarter ended December 31, 2024, the Company entered into an agreement with a buyer to purchase the remaining inventory for approximately $8 million. As part of the arrangement, the Company and the buyer entered into a promissory note that will mature in February 2027 and agrees that the buyer shall pay in quarterly installments. As of December 31, 2024, the fair value of the note receivable was approximately $6 million and is included within Other current assets and Other assets on the Condensed Consolidated Balance Sheet. As of December 31, 2024, the assets remaining within the disposal group primarily include the land and building of $1.0 million, which is net of expected selling costs. These assets are actively marketed at a fair value based on market conditions such that the held-for-sale criterion are still met. The held-for-sale assets are recorded in Current assets held-for-sale in our Consolidated Balance sheet as of December 31, 2024 and June 30, 2024.

The restructuring and restructuring-related charges, including the impairment of assets held-for-sale, for periods presented were recorded in the Condensed Consolidated Statements of Earnings as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Cost of sales	$—	$1,174	$—	$1,174
Selling, general and administrative(1)	323	10,250	1,076	10,250
Total	$323	$11,424	$1,076	$11,424

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Three months ended December 31,
	2024				2023
	Employee	Asset-related	Impairment of		Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total	severance	and other	assets held-for-sale	Total
Protein Sciences	$(33)	$10	$—	$(23)	$2,950	$472	$6,038	$9,460
Diagnostics and Spatial Biology	—	—	—	—	739	—	—	739
Corporate	—	346	—	346	1,193	32	—	1,225
Total	$(33)	$356	$—	$323	$4,882	$504	$6,038	$11,424

	Six months ended December 31,
	2024				2023
	Employee	Asset-related	Impairment of		Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total	severance	and other	assets held-for-sale	Total
Protein Sciences	$(19)	$50	$—	$31	$2,950	$472	$6,038	$9,460
Diagnostics and Spatial Biology	—	—	—	—	739	—	—	739
Corporate	(3)	1,048	—	1,045	1,193	32	—	1,225
Total	$(22)	$1,098	$—	$1,076	$4,882	$504	$6,038	$11,424

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying balance sheet. Other amounts reported as restructuring and restructuring-related costs in the accompanying statements of income have been summarized in the notes to the table (in thousands):

	Employee	Asset-related	Impairment of
	severance(1)	and other(2)	assets held-for-sale	Total
Expense incurred in the second quarter of 2024	4,882	504	6,038	11,424
Incremental expense incurred in the third quarter of 2024	133	1,140	—	1,273
Incremental expense incurred in the fourth quarter of 2024	409	4,737	15,926	21,072
Cash payments	(4,882)	(2,800)	—	(7,682)
Non-cash adjustments	—	(3,391)	(21,963)	(25,354)
Adjustments(3)	219	—	—	219
Accrued restructuring actions balance as of June 30, 2024	$761	$190	$—	$952
Incremental expense incurred in the first quarter of 2025	—	753	—	753
Incremental expense incurred in the second quarter of 2025	(33)	356	—	323
Cash payments	(551)	(1,208)	—	(1,759)
Accrued restructuring actions balance as of December 31, 2024	$177	$92	$—	$269

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

Protein Sciences Realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate operations resources to high growth areas of the business. Additional actions were taken in June 2023 primarily related to the sales organization. The actions impacted a limited number of employees and were completed in the fourth quarter of fiscal 2024. As a result of the realignment, a pre-tax charge of $1.7 million related to employee severance was recorded in the Selling, general and administrative line of operating income within our Protein Sciences segment during the year ended June 30, 2023. Adjustments in fiscal year 2024 related to the refinement of employee severance payouts. Additional pre-tax charges for the year ended June 30, 2024 were $0.2 million. Restructuring actions, including cash and non-cash impacts, were as follows (in thousands):

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

In August 2024, 794,400 shares of outstanding vested stock options related to former employees expired which have now been excluded from the Company’s dilutive EPS calculation for the period ended December 31, 2024. The expiration date of these options is currently under dispute. The total net pre-tax value of these options on the expiration date was approximately $32 million. As of December 31, 2024, the matter is under review and the Company is unable to estimate any future exposure related to this matter at this time.

The Company recognized $1.4 million and $1.7 million of certain litigation charges during the quarter and six months ended December 31, 2024. There was no comparable activity during the quarter and six months ended December 31, 2023. As of each of the balance sheet dates presented, there was no accrued litigation. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in Other current liabilities and Other liabilities on the consolidated balance sheets. While it is not possible to predict the outcome for the legal matters included within our litigation charges line, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the quarter ended December 31, 2024. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement –Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires incremental disclosures on purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other expenses. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2027 for our annual report. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of December 31, 2024.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying balance sheet as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of December 31, 2024 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of December 31, 2024 and June 30, 2024 were approximately $30.4 million and $30.2 million, respectively. Contract liabilities as of June 30, 2024 subsequently recognized as revenue during the quarter and six month period ended December 31, 2024 were approximately $8.0 million and $19.9 million, respectively. Contract liabilities as of June 30, 2023 subsequently recognized as revenue during the quarter and six months ended December 31, 2023 were approximately $7.1 million and $18.8 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the Consolidated Balance Sheet.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Consumables	$230,715	$211,126	$461,560	$435,673
Instruments	30,868	29,825	57,074	54,685
Services	27,350	24,129	54,707	45,583
Total product and services revenue, net	$288,933	$265,080	$573,341	$535,941
Royalty revenues	8,098	7,518	13,148	13,592
Total revenues, net	$297,031	$272,598	$586,489	$549,533

Revenue by geography is as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

United States	$159,906	$147,793	$324,921	$306,898
EMEA, excluding United Kingdom	70,392	62,538	129,455	117,334
United Kingdom	13,243	10,675	27,187	23,126
APAC, excluding Greater China	19,010	19,042	37,131	36,392
Greater China	24,754	24,459	49,074	49,944
Rest of World	9,726	8,091	18,721	15,839
Net sales	$297,031	$272,598	$586,489	$549,533

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2024	2024

Raw materials	$83,960	$79,377
Finished goods(1)	110,153	106,072
Inventories, net	$194,113	$185,449

(1) Finished goods inventory of $5,740 and $5,718 included within Other long-term assets in the respective December 31, 2024 and June 30, 2024, Consolidated Balance Sheet. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the Consolidated Balance Sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2024	2024
Land	$8,104	$8,150
Buildings and improvements	249,193	243,863
Machinery and equipment	235,984	215,948
Construction in progress	26,785	39,749
Property and equipment, cost	520,066	507,710
Accumulated depreciation and amortization	(270,313)	(256,556)
Property and equipment, net	$249,753	$251,154

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2024	2024

Developed technology	$675,072	$675,674
Tradenames	151,066	151,561
Customer relationships	210,881	211,276
Patents	4,736	4,343
Other intangibles	7,161	12,006
Definite-lived intangible assets	1,048,916	1,054,860
Accumulated amortization	(587,865)	(547,779)
Total intangible assets, net	$461,051	$507,081

Changes to the carrying amount of net intangible assets for the period ended December 31, 2024 consist of (in thousands):

December 31,
2024

Beginning balance	$507,081
Other additions	249
Amortization expense	(38,911)
Restructuring impairment	(7,050)
Currency translation	(318)
Ending balance	$461,051

The estimated future amortization expense for intangible assets as of December 31, 2024 is as follows (in thousands):

Remainder 2025	$37,819
2026	72,318
2027	62,182
2028	58,478
2029	45,912
Thereafter	184,342
Total	$461,051

Goodwill:

Changes to the carrying amount of goodwill for the period ended December 31, 2024 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2024	$423,449	$549,214	$972,663
Currency translation	(3,642)	(4,414)	(8,056)
December 31, 2024	$419,807	$544,800	$964,607

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

Other Assets:

Other assets consist of (in thousands):

	December 31,	June 30,
	2024	2024

Equity method investment in Wilson Wolf	$241,354	$242,337
Derivative instruments	3,227	9,813
Long-term inventory	5,740	5,718
Investment in Spear Bio	15,000	—
Other	9,669	6,397
Other assets	$274,990	$264,265

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

There were no acquisitions in the first half of fiscal 2025.

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

The allocation of purchase price consideration related to Lunaphore was completed in the fourth quarter of fiscal 2024. The fair values of the assets acquired and liabilities assumed as of June 30, 2024 are as follows (in thousands):

Final allocation at June 30, 2024
Current assets	$12,155
Equipment and other long-term assets	1,470
Goodwill	104,650
Intangible assets:
Developed technologies	60,300
Tradenames	4,900
Customer relationships	1,200
Total assets acquired	184,675

Liabilities	7,096
Deferred income taxes, net	7,872
Net assets acquired	$169,707

Cash paid	169,707

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

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	December 31,	Inputs Considered as
		2024	Level 1	Level 2	Level 3

Assets
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	$6,063	$—	$6,063	$—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	528	—	528	—
Derivatives designated as hedging instruments - net investment hedge	Other assets	2,699	—	2,699	—
Total assets		$9,290	$—	$9,290	$—

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2024	Level 1	Level 2	Level 3

Assets
Certificates of deposit(1)	Short-term available-for-sale investments	$1,072	$1,072	$—	$—
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	805	—	805	—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	9,813	—	9,813	—
Total assets		$11,690	$1,072	$10,618	$—

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$2,051	$—	$2,051	$—
Total liabilities		$2,051	$—	$2,051	$—
(1)	The certificates of deposit have contractual maturity dates within one year.

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

(2) In July 2023, the Company entered into a pay-fixed rate, receive-fixed rate cross-currency swap contract with a total notional amount of $150 million that was designated as a hedge to lock in the Swiss franc (CHF) rate for a portion of the Company's CHF net investment in its Lunaphore subsidiary in Switzerland. The objective of the hedge is to protect the net investment in the Company's CHF-denominated operations against changes in the spot exchange rates, on a pre-tax basis. The hedging instrument has three interim settlement dates, which will reduce the notional on the hedging instrument by $10 million at each interim date, and will reduce the notional to $110 million at maturity.

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our Consolidated Financial Statements for the three and six months ended December 31, 2024 and 2023 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Cash flow hedges
Forward starting swaps	$1,689	$5,669	$6,699	$7,956
Net investment hedges
Cross-currency swap	(7,690)	7,545	(2,525)	7,243
Total	$(6,001)	$13,214	$4,174	$15,199

	(Gain) Loss Reclassified into Income
	Quarter Ended		Six Months Ended
	December 31,		December 31,		Location of (Gain) Loss
	2024	2023	2024	2023	in Income Statement
Cash flow hedges
Forward starting swaps	$(2,155)	$(2,620)	$(4,754)	$(5,159)	Interest expense
Net investment hedges
Cross-currency swap	(660)	(837)	(1,442)	(1,535)	Interest expense
Total	$(2,815)	$(3,457)	$(6,196)	$(6,694)

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2024, the outstanding balance under the Credit Agreement was $300.0 million.

Note 7. Leases:

As a lessee, the Company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the six months ended December 31, 2024, the Company recognized $2.6 million in variable lease expense and $8.7 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right-of-use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (in thousands):

		As of
		December 31,
	Balance Sheet Classification	2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$85,383

Current operating lease liabilities	Operating lease liabilities - current	$13,511
Noncurrent operating lease liabilities	Operating lease liabilities	81,616
Total operating lease liabilities		$95,127

Weighted average remaining lease term (in years):		8.09

Weighted average discount rate (%):		4.26

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for new operating lease liabilities for the six months ended December 31, 2024 (in thousands):

Six months ended
December 31,
2024
Cash amounts paid on operating lease liabilities	$8,068

Right-of-use assets obtained in exchange for lease liabilities	$1,321

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

December 31,
2024
Remainder 2025	$8,399
2026	16,568
2027	13,732
2028	13,569
2029	13,115
Thereafter	48,159
Total	$113,542
Less: Amounts representing interest	18,415
Total lease obligations	$95,127

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.08 and $0.16 in the three and six months ended December 31, 2024 and 2023, respectively.

Consolidated Changes in Equity (amounts in thousands):

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$2,068,850
Net earnings				33,600		33,600
Other comprehensive income (loss)					18,229	18,229
Common stock issued for exercise of options	577	6	23,224	(2,338)		20,892
Common stock issued for restricted stock awards	50	1	1	(2,646)		(2,644)
Cash dividends				(12,688)		(12,688)
Stock-based compensation expense			10,146			10,146
Common stock issued to employee stock purchase plan	35	0	2,227			2,227
Employee stock purchase plan expense			38			38
Balances at September 30, 2024	158,878	$1,589	$855,973	$1,341,175	$(60,087)	$2,138,650
Net earnings				34,890		34,890
Other comprehensive income (loss)					(25,563)	(25,563)
Share repurchases	(1,118)	(11)		(75,617)		(75,628)
Common stock issued for exercise of options	132	1	5,183	(20)		5,164
Common stock issued for restricted stock awards	24	0	0	(993)		(993)
Cash dividends				(12,736)		(12,736)
Stock-based compensation expense			14,335			14,335
Employee stock purchase plan expense			373			373
Balances at December 31, 2024	157,916	$1,579	$875,864	$1,286,699	$(85,650)	$2,078,492

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$1,966,516
Net earnings				50,993		50,993
Other comprehensive income (loss)					(11,952)	(11,952)
Common stock issued for exercise of options	633	6	12,877	(15,460)		(2,577)
Common stock issued for restricted stock awards	47	1	0	(4,768)		(4,767)
Cash dividends				(12,654)		(12,654)
Stock-based compensation expense			9,981			9,981
Common stock issued to employee stock purchase plan	33	1	2,093			2,094
Employee stock purchase plan expense			112			112
Balances at September 30, 2023	158,355	$1,584	$746,606	$1,327,572	$(78,016)	$1,997,746
Net earnings				27,465		27,465
Other comprehensive income (loss)					14,355	14,355
Share repurchases	(1,397)	(14)		(80,028)		(80,042)
Common stock issued for exercise of options	157	1	4,914	(1,074)		3,841
Common stock issued for restricted stock awards	27	0	0			0
Cash dividends				(12,559)		(12,559)
Stock-based compensation expense			12,413			12,413
Employee stock purchase plan expense			340			340
Balances at December 31, 2023	157,142	$1,571	$764,273	$1,261,376	$(63,661)	$1,963,559

Accumulated Other Comprehensive Income

The components of Other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The accumulated balances related to each component of Other comprehensive income (loss) are summarized as follows:

Three months ended December 31, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of September 30, 2024, net of tax	$5,075	$(65,162)	$(60,087)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(1,689)	(26,021)	(27,710)
Amounts reclassified out	2,155	660	2,815
Total other comprehensive income (loss), before tax	466	(25,361)	(24,895)
Tax (expense)/benefit	(511)	(157)	(668)
Total other comprehensive income (loss), net of tax	(45)	(25,518)	(25,563)
Balance as of December 31, 2024, net of tax	$5,030	$(90,680)	$(85,650)

Three months ended December 31, 2023 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of September 30, 2023 net of tax:	$12,512	$(90,528)	$(78,016)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(5,669)	17,387	11,718
Amounts reclassified out	2,620	837	3,457
Total other comprehensive income (loss), before tax	(3,049)	18,224	15,175
Tax (expense)/benefit	(621)	(199)	(820)
Total other comprehensive income (loss), net of tax	(3,670)	18,025	14,355
Balance as of December 31, 2023, net of tax	$8,842	$(72,503)	$(63,661)

Six months ended December 31, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2024, net of tax:	$8,102	$(86,418)	$(78,316)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(6,699)	(5,362)	(12,061)
Amounts reclassified out	4,754	1,442	6,196
Total other comprehensive income (loss), before tax	(1,945)	(3,920)	(5,865)
Tax (expense)/benefit	(1,127)	(342)	(1,469)
Total other comprehensive income (loss), net of tax	(3,072)	(4,262)	(7,334)
Balance as of December 31, 2024, net of tax(1)	$5,030	$(90,680)	$(85,650)

Six months ended December 31, 2023 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2023, net of tax:	$12,862	$(78,926)	$(66,064)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(7,956)	5,252	(2,704)
Amounts reclassified out	5,159	1,535	6,694
Total other comprehensive income (loss), before tax	(2,797)	6,787	3,990
Tax (expense)/benefit	(1,223)	(364)	(1,587)
Total other comprehensive income (loss), net of tax	(4,020)	6,423	2,403
Balance as of December 31, 2023, net of tax(1)	$8,842	$(72,503)	$(63,661)

(1) The Company had a net deferred tax liability for its cash flow hedge of $1.6 million and $2.7 million as of December 31, 2024 and 2023, respectively.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Earnings per share – basic:
Net earnings	$34,890	$27,465	$68,490	$78,459
Income allocated to participating securities	(3)	(3)	(12)	(13)
Income available to common shareholders	$34,887	$27,462	$68,478	$78,446
Weighted-average shares outstanding – basic	158,431	157,533	158,481	157,826
Earnings per share – basic	$0.22	$0.17	$0.43	$0.50

Earnings per share – diluted:
Net earnings	$34,890	$27,465	$68,490	$78,459
Income allocated to participating securities	(3)	(3)	(12)	(13)
Income available to common shareholders	$34,887	$27,462	$68,478	$78,446
Weighted-average shares outstanding – basic	158,431	157,533	158,481	157,826
Dilutive effect of stock options and restricted stock units	2,195	2,527	2,872	3,175
Weighted-average common shares outstanding – diluted	160,626	160,060	161,353	161,001
Earnings per share – diluted	$0.22	$0.17	$0.42	$0.49

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 4.1 million and 6.2 million for the quarter ended December 31, 2024 and 2023, respectively, and 3.6 million and 4.1 million for the six months ended December 31, 2024 and 2023, respectively.

Note 10. Share-based Compensation:

During the six months ended December 31, 2024 and 2023, the Company granted 0.8 million and 0.9 million stock options at weighted average grant prices of $74.65 and $81.49 and weighted average fair values of $25.43 and $27.83, respectively. During the six months ended December 31, 2024 and 2023, the Company granted 0.5 million and 0.3 million restricted stock units at a weighted average fair value of $74.96 and $79.26, respectively. During the six months ended December 31, 2024 and 2023, the Company granted 11,696 and 27,196 shares of restricted common stock shares at a weighted average fair value of $68.37 and $56.98.

Stock options for 0.8 million and 1.2 million shares of common stock with total intrinsic values of $28.3 million and $61.6 million were exercised during the six months ended December 31, 2024 and 2023, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $14.5 million and $12.4 million was included in selling, general and administrative expenses for the quarter ended December 31, 2024 and 2023, respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $24.8 million and $23.5 million was included in selling, general, and administrative expenses for the six months ended December 31, 2024 and 2023, respectively. Additionally, the Company recognized $0.4 million and $0.7 million of stock-based compensation costs in cost of goods sold in the quarter and six months ended December 31, 2024, respectively, compared to $0.3 million and $0.5 million in cost of goods sold in the comparative prior year periods. As of December 31, 2024, there was $62.6 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company's shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. The Company recorded expense of $0.4 million for the quarter ended December 31, 2024 and $0.3 million for the quarter ended December 31, 2023. The Company recorded expense of $0.4 million and $0.5 million for the six months ended December 31, 2024 and 2023, respectively.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest expense	$(2,148)	$(4,329)	$(4,324)	$(9,222)
Interest income	1,348	816	2,274	1,706
Gain (loss) on investment	—	—	—	283
Gain (loss) on equity method investment	46	(1,914)	420	(4,204)
Other non-operating income (expense), net	(3,789)	810	(2,729)	516
Total other income (expense)	$(4,543)	$(4,617)	$(4,359)	$(10,921)

Note 12. Income Taxes:

The Company’s effective income tax rate for the second quarter of fiscal 2025 and 2024 was 18.6% and 17.7%, respectively, of consolidated earnings before income taxes, inclusive of discrete items, and 17.5% and 5.4% for the first six months of fiscal 2025 and 2024, respectively. The change in the Company’s tax rate for the quarter and six months ended December 31, 2024 compared to the quarter and six months ended December 31, 2023 was driven by discrete tax items.

The Company recognized total net benefits related to discrete tax items of $2.2 million and $5.2 million during the quarter and six months ended December 31, 2024, respectively, compared to total net benefits of $2.8 million and $16.3 million during the quarter and six months ended December 31, 2023, respectively. Share-based compensation excess tax benefit contributed $1.0 million and $4.3 million in the quarter and six months ended December 31, 2024, respectively, compared to $1.3 million and $11.7 million in the quarter and six months, ended December 31, 2023, respectively. During the quarter and six months ended December 31, 2024, the Company had total other immaterial discrete tax benefits of $1.2 million and $0.9 million, respectively. The Company recognized total other immaterial net discrete tax benefits of $1.5 million and $4.6 million in the quarter and six months ended December 31, 2023, respectively.

Note 13. Segment Information:

The Company's management evaluates segment operating performance based on operating income before certain charges to cost of sales and selling, general and administrative expenses, principally associated with the impact of partially-owned consolidated subsidiaries as well as acquisition accounting related to inventory, amortization of acquisition-related intangible assets and other acquisition-related expenses. The Protein Sciences and Diagnostics and Spatial Biology segments both include consumables, instruments, services and royalty revenue.

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales:
Protein Sciences	$211,551	$197,670	$416,086	$402,325
Diagnostics and Spatial Biology	84,135	75,408	167,327	148,204
Other revenue(1)	1,849	—	4,152	—
Intersegment	(504)	(480)	(1,076)	(996)
Consolidated net sales	$297,031	$272,598	$586,489	$549,533

Operating income:
Protein Sciences	$87,112	$79,586	$167,653	$167,947
Diagnostics and Spatial Biology	3,240	4,556	7,517	5,082
Segment operating income	$90,352	$84,142	$175,170	$173,029
Costs recognized on sale of acquired inventory	(185)	(183)	(373)	(364)
Amortization of intangibles	(18,559)	(19,769)	(38,300)	(39,620)
Acquisition related expenses and other	(2,010)	525	(3,523)	1,114
Certain litigation charges	(1,386)	—	(1,678)	—
Impairment of assets held-for-sale	—	(6,038)	—	(6,038)
Stock based compensation, inclusive of employer taxes	(15,238)	(12,958)	(25,875)	(24,453)
Restructuring and restructuring-related costs	(3,287)	(5,518)	(14,309)	(5,607)
Corporate general, selling, and administrative expenses	(1,641)	(2,197)	(3,227)	(4,195)
Impact of business held-for-sale(1)	(627)	—	(479)	—
Consolidated operating income	$47,419	$38,004	$87,406	$93,866

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

We are committed to providing the life sciences community with innovative, high-quality scientific tools that allow our customers to make extraordinary discoveries and treat and diagnose diseases. We intend to build on Bio-Techne’s past accomplishments, high product quality reputation and sound financial position by executing strategies that position us to serve as the standard for biological content in the research market, and to leverage that leadership position to enter the diagnostics and other adjacent markets. The Company’s strategic pillars for long-term growth and profitability are to grow and leverage the core, capitalize on high potential markets, market expansion through innovation and acquisition, deliver best-in-class customer experience, and develop people through a transformative culture.

The Company manages its business under two operating segments, Protein Sciences and Diagnostics and Spatial Biology (formerly Diagnostics and Genomics). The name change is intended to better reflect the focus and scope of our offerings. The manner in which we operate our business and review discrete financial information did not change. Segment information presented herein reflects the updated name of the operating segment. The operating segments the Company operated under were consistent with the Company's operating segments disclosed in the Company's Annual Report on Form 10-K for fiscal 2024.

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

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the first half of fiscal 2025.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased 9% and 7% for the quarter and six months ended December 31, 2024, respectively, compared to the same prior year periods. Organic revenue for the quarter ended December 31, 2024 increased 9% compared to the prior year. Foreign currency exchange and a business held-for-sale did not have a material impact. Organic revenue for the six months ended December 31, 2024 increased 7% compared to the same prior year period. Foreign currency exchange and a business held-for-sale did not have a material impact.

Consolidated net earnings increased to $34.9 million for the quarter ended December 31, 2024 as compared to $27.5 million for the quarter ended December 31, 2023. The increase in net earnings is primarily due to favorable volume leverage and a non-recurring prior year impairment of a business held-for-sale. Consolidated net earnings decreased to $68.5 million for the six months ended December 31, 2024 as compared to $78.5 million for the six months ended December 31, 2023. The decrease in net earnings is primarily due to restructuring and restructuring-related costs.

Net Sales

Consolidated net sales for the quarter ended December 31, 2024 increased 9% at $297.0 million compared to the same prior year period. Consolidated net sales for the six months ended December 31, 2024 were $586.5 million, an increase of 7% from the same prior year period. Organic revenue for the quarter ended December 31, 2024 increased 9% compared to the prior year. Foreign currency exchange and a business held-for-sale did not have a material impact. Organic revenue for the six months ended December 31, 2024 increased 7% compared to the prior year same period. Foreign currency exchange and a business held-for-sale did not have a material impact. Organic revenue for the quarter and six months ended December 31, 2024 was primarily driven by broad based performance of our Diagnostics and Spatial Biology portfolio as well as improving biopharma end market conditions and continued uptake of our cell and gene therapy workflow solutions in our Protein Sciences segment.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2024 were 65.3% and 64.3%, respectively, compared to 64.8% and 65.8% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, amortization of intangibles, stock-based compensation expense, restructuring and restructuring-related expenses, and the impact of a business held-for-sale, adjusted gross margins for the quarter and six months ended December 31, 2024 were 70.5% and 70.0%, respectively, compared to 69.7% and 70.5% for the quarter and six months ended December 31, 2023, respectively. Fluctuations in consolidated gross margin and adjusted gross margin, as a percentage of sales, have primarily resulted from changes in product mix. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates as well as future acquisitions.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, restructuring and restructuring-related charges, and the impact of a business held-for-sale included in cost of sales, is as follows (in thousands):

	QUARTER		SIX MONTHS
	ENDED		ENDED
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Total consolidated net sales	$297,031	$272,598	$586,489	$549,533
Business held-for-sale1)	1,849	—	4,152	—
Revenue from recurring operations	$295,182	$272,598	$582,337	$549,533

Gross margin - GAAP	$193,886	$176,587	$376,903	$361,778
Gross margin percentage - GAAP	65.3%	64.8%	64.3%	65.8%

Identified adjustments:
Costs recognized upon sale of acquired inventory	$185	$183	$373	$364
Amortization of intangibles	10,630	11,790	22,410	23,656
Stock-based compensation, inclusive of employer taxes	395	256	667	470
Restructuring and restructuring-related costs	2,691	1,174	7,589	1,174
Impact of business held-for-sale1)	376	—	(182)	—
Adjusted gross margin	$208,163	$189,990	$407,760	$387,442
Adjusted gross margin percentage2)	70.5%	69.7%	70.0%	70.5%

1) Since December 31, 2023, the Company has a business that has met the held-for-sale criteria.

2) Adjusted gross margin percentage excludes both $1,849 and $4,152 of revenue and $(376) and $182 of gross margin for the three and six months ended for a business that has met the held-for-sale criteria.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $121.5 million and increased 9% to $240.6 million for the quarter and six months ended December 31, 2024, respectively, from the same prior year periods. The increase in expense for the quarter and six months ended December 31, 2024 was primarily due to restructuring and restructuring-related charges, and the re-instatement of incentive compensation accruals, partially offset by cost management initiatives.

Research and Development Expenses

Research and development expenses increased 9% to $25.0 million and increased 4% to $48.9 million for the quarter and six months ended December 31, 2024, respectively, from the same prior year periods. The increase in expense was due to timing of strategic growth investments, offset by cost management initiatives.

Segment Results

Protein Sciences

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales (in thousands)	$211,551	$197,670	$416,086	$402,325
Operating margin percentage	41.2%	40.3%	40.3%	41.7%

Protein Sciences’ net sales for the quarter and six months ended December 31, 2024 were $211.6 million and $416.1 million, respectively, with results increasing 7% and 3%, respectively, compared to the same respective prior year periods. As of December 31, 2023, a business within the Protein Sciences Segment met the criteria as held-for-sale; this held-for-sale business has been excluded from the segment’s fiscal 2025 operating results. The exclusion of fiscal 2025 sales related to this business held-for-sale reduced sales by 1% and 1% for the quarter and six months ended December 31, 2024, respectively. Organic revenue for the segment increased 8% and foreign currency exchange did not have a material impact for the quarter ended December 31, 2024. Organic growth for the segment increased 4% for the six months ended December 31, 2024. Foreign currency exchange did not have a material impact.

The operating margin was 41.2% and 40.3% for the quarter and six months ended December 31, 2024, respectively, compared to 40.3% and 41.7% in both comparative prior year periods. The segment’s operating margin was impacted by volume leverage offset by re-instatement of incentive compensation accruals.

Diagnostics and Spatial Biology (formerly Diagnostics and Genomics)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales (in thousands)	$84,135	$75,408	$167,327	$148,204
Operating margin percentage	3.9%	6.0%	4.5%	3.4%

Diagnostics and Spatial Biology’s net sales for the quarter and six months ended December 31, 2024 were $84.1 million and $167.3 million, respectively, with increased net sales of 12% and 13% compared to the same respective prior year periods. Organic growth for the segment for the quarter ended December 31, 2024 was 12% from the prior year, with foreign currency exchange not having a material impact. Organic revenue growth for the six months ended December 31, 2024 was 13% compared to the prior year, with foreign currency exchange not having a material impact.

The operating margin for the segment was 3.9% and 4.5% for the quarter and six months ended December 31, 2024, respectively, compared to 6.0% and 3.4% in both comparative prior year periods. The segment’s operating margin was impacted by volume leverage offset by re-instatement of incentive compensation accruals.

Income Taxes

Income taxes were at an effective rate of 18.6% and 17.5% of consolidated earnings for the quarter and six month period ended December 31, 2024, respectively, compared to 17.7% and 5.4% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and six months ended December 31, 2024 was driven by the composition and amount of net income across periods and the impact of discrete tax benefits of $2.2 million and $5.2 million, respectively, compared to prior year discrete tax benefits of $2.8 million and $16.3 million as further discussed in Note 12.

The forecasted tax rate as of the second fiscal quarter of 2025 before discrete items is 23.6% compared to the prior year forecasted tax rate before discrete items of 23.4%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2025 to range from 23% to 27%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	QUARTER		SIX MONTHS
	ENDED		ENDED
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Net earnings before taxes - GAAP	$42,876	$33,387	$83,047	$82,945
Identified adjustments:
Costs recognized upon sale of acquired inventory	185	183	373	364
Amortization of intangibles	18,559	19,769	38,300	39,620
Amortization of Wilson Wolf intangible assets and acquired inventory	2,489	4,208	4,979	8,416
Acquisition related expenses and other	2,139	(381)	3,813	(822)
Certain litigation charges	1,386	—	1,678	—
Stock-based compensation, inclusive of employer taxes	15,238	12,958	25,875	24,453
Restructuring and restructuring-related costs	3,287	5,518	14,309	5,607
Investment (gain) loss and other non-operating	—	—	—	(283)
Impairment of assets held-for-sale	—	6,038	—	6,038
Impact of business held-for-sale1)	627	—	479	—
Net earnings before taxes - Adjusted	$86,786	$81,680	$172,853	$166,338
Non-GAAP tax rate	21.5%	22.0%	21.5%	22.0%
Non-GAAP tax expense	$18,659	$17,964	$37,195	$36,579
Non-GAAP adjusted net earnings	$68,127	$63,716	$135,658	$129,759
Earnings per share - diluted - Adjusted	$0.42	$0.40	$0.84	$0.81

(1)Since December 31, 2023, the Company has a business that has met the held-for-sale criteria.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and six months ended December 31, 2024 and December 31, 2023.

	QUARTER		SIX MONTHS
	ENDED		ENDED
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
GAAP effective tax rate	18.6%	17.7%	17.5%	5.4%
Discrete items	5.1	8.3	6.1	18.0
Annual forecast update	(0.1)	(2.6)	—	—
Long-term GAAP tax rate	23.6%	23.4%	23.6%	23.4%
Rate impact items
Stock based compensation	(2.8)%	(2.1)%	(2.9)%	(2.4)%
Other	0.7	0.7	0.8	1.0
Total rate impact items	(2.1)%	(1.4)%	(2.1)%	(1.4)%
Non-GAAP adjusted tax rate	21.5%	22.0%	21.5%	22.0%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended December 31, 2024 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $177.5 million as of December 31, 2024, compared to $152.9 million as of June 30, 2024. Included in the available-for-sale-investments as of June 30, 2024 were certificates of deposit that have maturity dates within one year of $1.1 million. During the first fiscal quarter of 2025, the certificates of deposit reached maturity. The Company had no available-for-sale investments as of December 31, 2024.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 31, 2027. As of December 31, 2024, there is $700 million available on the line-of-credit. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

During fiscal year 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal year 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of December 31, 2024, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $148.2 million from operating activities in the six months ended December 31, 2024 compared to $142.5 million in the six months ended December 31, 2023. The increase from the prior year was primarily due to favorable timing of payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the six months ended December 31, 2024 and December 31, 2023 were $16.0 million and $28.5 million, respectively. Capital expenditures for the remainder of fiscal 2025 are expected to be approximately $20 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2025 are related to increasing capacity to meet expected sales growth across the Company.

During the six months ended December 31, 2024, the Company invested $15.0 million into Spear Bio. There was no comparable activity in fiscal 2024.

During the first six months of 2025, certificates of deposit reached maturity for $1.1 million. In the first six months of 2024, the Company sold its exchange traded investment grade bond funds for $23.8 million.

The Company received tax distributions of $1.4 million and $2.1 million from its equity method investee during the first quarter of 2025 and 2024, respectively.

During the six months ended December 31, 2024, the Company received $1.8 million for the purchase of assets held-for-sale. As part of the asset sale, the Company entered into a promissory note whereby the remainder of the funds will be received from the buyer in quarterly installments through fiscal 2027. There was no comparable activity in fiscal 2024.

During the six months ended December 31, 2023, the Company paid $169.7 million to acquire Lunaphore Technologies SA. There was no comparable activity in fiscal 2025.

During the six months ended December 31, 2023, there was a purchase of available-for-sale investments for $5.5 million. There was no comparable activity in fiscal 2025.

Cash Flows From Financing Activities

During the six months ended December 31, 2024 and December 31, 2023, the Company paid cash dividends of $25.4 million and $25.2 million, respectively, to all common shareholders. On February 5, 2025, the Company announced the payment of an $0.08 per share cash dividend, or approximately $12.6 million, will be payable February 28, 2025, to all common shareholders of record on February 17, 2025.

Cash of $30.6 million and $19.7 million was received during the six months ended December 31, 2024 and December 31, 2023, respectively, from the exercise of stock options.

During the six months ended December 31, 2024 and December 31, 2023, the Company made repayments of $19.0 million and $128.0 million, respectively, on its long-term debt balance. The Company drew $225.0 million under its revolving line-of-credit facility during the six months ended December 31, 2023. There was no comparable activity in fiscal 2025.

There were $75.6 million  and $80.0 million of share repurchases during the six months ended December 31, 2024 and December 31, 2023, respectively, included as a cash outflow within financing activities.

During the six months ended December 31, 2024 and December 31, 2023, the Company paid $6.0 million and $21.3 million related to taxes on restricted stock units and stock options exercised through net share settlements classified as financing activities.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2024 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or six months ended December 31, 2024 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude stock-based compensation, which is inclusive of the employer portion of payroll taxes on those stock awards, the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, restructuring and restructuring-related costs. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjection assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and other non-recurring items including gains or losses on goodwill and long-lived asset impairment charges, and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. Costs related to restructuring and restructuring-related activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. Additionally, these amounts can vary significantly from period to period based on current activity. The Company also excludes revenue and expense attributable to partially-owned consolidated subsidiaries as well as revenue and expense attributable to businesses held-for-sale in the calculation of our non-GAAP financial measures.

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

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 6, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and six months ended December 31, 2024, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. The table below sets forth certain information regarding our purchases of common stock in open market transactions during fiscal year 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	—	$—	—	$180,739,094
August 1 - August 31, 2024	—	—	—	180,739,094
September 1 - September 30, 2024	—	—	—	180,739,094
July 1 - September 30, 2024	—	—	—
October 1 - 31, 2024	—	—	—	180,739,094
November 1 - 30, 2024	1,118,492	67.62	1,118,492	105,110,738
December 1 - 31, 2024	—	—	—	105,110,738
October 1 - December 31, 2024	1,118,492	67.62	1,118,492

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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
10.10**

Form of Performance Vesting Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**

Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

10.12**

Form of Director Non-Qualified Stock Option Agreement for Second Amendment and Restated 2010 Equity Incentive Plan - incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 26, 2017*

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

10.17**	Form of Indemnification Agreement entered into with each director and executive officer of the Company - incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated February 8, 2018*

10.18**	Bio-Techne 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k dated November 3, 2020*

10.20	Form of Director Non-Qualified Stock Option Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Form 8-k dated November 3, 2020*

10.21**	Form of Employee Non-Qualified Stock Option Agreement (Global) – incorporated by reference to Exhibit 10.3 of the Company’s Form 8-k dated November 3, 2020*

10.22**	Form of Performance Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.4 of the Company’s Form 8-k dated November 3, 2020*

10.23**	Form of Performance Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.5 of the Company’s Form 8-k dated November 3, 2020*

10.24**	Form of Performance Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.6 of the Company’s Form 8-k dated November 3, 2020*

10.25**	Form of Performance Vesting Restricted Stock Unit Agreement– incorporated by reference to Exhibit 10.7 of the Company’s Form 8-k dated November 3, 2020*

10.26**	Form of Time Vesting Incentive Stock Option Agreement– incorporated by reference to Exhibit 10.8 of the Company’s Form 8-k dated November 3, 2020*

10.27**	Form of Time Vesting Cash Unit Agreement– incorporated by reference to Exhibit 10.9 of the Company’s Form 8-k dated November 3, 2020*

Exhibit Number	Description

10.28**	Form of Time Vesting Restricted Stock Agreement– incorporated by reference to Exhibit 10.10 of the Company’s Form 8-k dated November 3, 2020*

10.29**	Form of Time Vesting Restricted Stock Unit Agreement (Global) – incorporated by reference to Exhibit 10.11 of the Company’s Form 8-k dated November 3, 2020*
10.30**	Form of Executive Employment Agreement by and between the Company and Kim Kelderman – incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 19, 2023*
21	Subsidiaries of the Company – incorporated by reference to Exhibit 21 of the Company’s Form 10-K dated August 22, 2024*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: February 6, 2025	/s/ Kim Kelderman
Kim Kelderman
President and Chief Executive Officer

Date: February 6, 2025	/s/ James Hippel
James Hippel
Executive Vice President, Chief Financial Officer