Form 10-Q
period 2025-03-31
BIO-TECHNE Corp
filed 2025-05-08
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025, or

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

At May 1, 2025, 156,767,295 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net sales	$316,181	$303,428	$902,671	$852,961
Cost of sales	101,625	98,829	311,211	286,584
Gross margin	214,556	204,599	591,460	566,377

Operating expenses:
Selling, general and administrative	151,269	111,840	391,881	332,839
Research and development	24,579	25,761	73,464	72,675
Total operating expenses	175,848	137,601	465,345	405,514
Operating income	38,708	66,998	126,115	160,863

Other income (expense)	(434)	(5,914)	(4,793)	(16,835)
Earnings before income taxes	38,274	61,084	121,322	144,028
Income taxes	15,686	12,025	30,244	16,511
Net earnings	$22,588	$49,059	$91,078	$127,517
Other comprehensive income (loss):
Foreign currency translation income (loss)	5,311	(11,981)	1,049	(5,558)
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax	(1,713)	335	(4,785)	(3,685)
Other comprehensive income (loss)	3,598	(11,646)	(3,736)	(9,243)
Comprehensive income	$26,186	$37,413	$87,342	$118,274

Earnings per share:
Basic	$0.14	$0.31	$0.58	$0.81
Diluted	$0.14	$0.31	$0.57	$0.79

Weighted average common shares outstanding:
Basic	157,372	157,309	158,117	157,655
Diluted	158,944	160,496	160,662	160,817

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31,
	2025	June 30,
	(unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$140,670	$151,791
Short-term available-for-sale investments	—	1,072
Accounts receivable, less allowances of $5,888 and $4,386, respectively	237,140	241,394
Inventories	191,083	179,731
Current assets held-for-sale	4,700	9,773
Other current assets	53,647	33,658
Total current assets	627,240	617,419

Property and equipment, net	251,977	251,154
Right-of-use assets	83,744	91,285
Goodwill	968,612	972,663
Intangible assets, net	443,699	507,081
Other assets	268,987	264,265
Total assets	$2,644,259	$2,703,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,644	$37,968
Salaries, wages and related accruals	61,896	49,818
Accrued expenses	23,905	24,886
Contract liabilities	32,269	27,930
Income taxes payable	3,628	3,706
Operating lease liabilities - current	14,049	12,920
Other current liabilities	1,813	2,151
Total current liabilities	169,204	159,379

Deferred income taxes	31,924	55,863
Long-term debt obligations	330,000	319,000
Operating lease liabilities	79,450	87,618
Other long-term liabilities	15,656	13,157

Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 156,760,717 and 158,216,258 respectively	1,568	1,582
Additional paid-in capital	902,124	820,337
Retained earnings	1,196,385	1,325,247
Accumulated other comprehensive loss	(82,052)	(78,316)
Total shareholders’ equity	2,018,025	2,068,850
Total liabilities and shareholders’ equity	$2,644,259	$2,703,867

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$91,078	$127,517
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82,792	83,654
Costs recognized on sale of acquired inventory	554	550
Deferred income taxes	(18,825)	(29,896)
Stock-based compensation expense	36,283	30,979
Fair value adjustment to contingent consideration payable	—	(3,500)
Fair value adjustment on available-for-sale investments	—	(283)
(Gain) Loss on equity method investment	169	6,042
Asset impairment restructuring	9,961	—
Leases, net	502	1,832
Impairment (recovery) of assets held-for-sale	(3,655)	6,038
Other operating activity	527	422
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	5,271	(2,611)
Inventories	(11,540)	(9,599)
Prepaid expenses	(7,217)	(1,983)
Trade accounts payable, accrued expenses, contract liabilities, and other	(639)	7,160
Salaries, wages and related accruals	12,006	7,163
Income taxes receivable	(7,912)	0
Net cash provided by (used in) operating activities	189,355	223,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	1,085	23,759
Purchases of available-for-sale investments	—	(5,526)
Additions to property and equipment	(26,116)	(44,897)
Acquisitions, net of cash acquired	—	(169,707)
Distributions from Wilson Wolf	2,653	2,149
Investment in Spear Bio	(15,000)	—
Proceeds from sale of assets held-for-sale	1,789	—
Net cash provided by (used in) investing activities	(35,589)	(194,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(38,004)	(37,792)
Proceeds from stock option exercises	45,513	38,001
Re-purchases of common stock	(175,674)	(80,042)
Borrowings under line-of-credit agreement	38,000	225,000
Repayments of long-term debt	(27,000)	(186,000)
Taxes paid on RSUs and net share settlements	(6,288)	(21,470)
Net cash provided by (used in) financing activities	(163,453)	(62,303)

Effect of exchange rate changes on cash and cash equivalents	(1,434)	(7,616)
Net change in cash and cash equivalents	(11,121)	(40,656)
Cash and cash equivalents at beginning of period	151,791	180,571
Cash and cash equivalents at end of period	$140,670	$139,915

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$55,899	$44,846
Cash paid for interest	$14,232	$12,393

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

Investments: In July 2024, the Company invested $15.0 million in Spear Bio. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence of the investee. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances. No such events or changes in circumstances were identified in the period ended March 31, 2025. The Company’s total investment of $15.0 million is included within Other assets on the Condensed Consolidated Balance Sheet.

In December 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to make an initial ownership investment followed by purchase of full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or annual earnings before interest, taxes, depreciation, and amortization (EBITDA) thresholds are met. Wilson Wolf is a leading manufacturer of cell culture devices, including the G-Rex product line. During the quarter ended March 31, 2023, the first part of the forward contract was triggered resulting in the Company acquiring 19.9% of Wilson Wolf for an additional payment of $232 million on March 31, 2023.

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

The investment in Wilson Wolf is accounted for as an equity method investment under ASC 323. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. Distributions from the equity method investee are accounted for using the cumulative earnings approach on the Consolidated Statement of Cash Flows. For the quarter ended March 31, 2025 and 2024, the investment in Wilson Wolf had a loss of $0.6 million and $1.7 million, respectively. In the nine months ended March 31, 2025 and 2024, there was a loss of $0.2 million and $6.0 million, respectively, recorded on the Company’s Condensed Consolidated Statement of Earnings and Comprehensive Income related to the investment. The Company’s total investment at March 31, 2025 and June 30, 2024 was $239.5 million and $242.3 million and is included within Other assets on the Consolidated Balance Sheet.

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

Fiscal Year 2025 Restructuring Actions:

In the first quarter of fiscal 2025, the Company announced enterprise-wide restructuring focused on recovering operating margins and optimizing our manufacturing footprint. The Company is expecting to incur costs related to these actions through fiscal 2026, which will be recorded when specified criteria are met. The restructuring and restructuring-related charges for periods presented were recorded in the Condensed Consolidated Statements of Earnings as follows (in thousands):

	Quarter Ended	Nine Months Ended
	March 31,	March 31,
	2025	2025
Cost of sales	$137	$7,726
Selling, general and administrative(1)	283	5,927
Total	$420	$13,653

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Three months ended March 31, 2025
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$10	$119	$129
Diagnostics and Spatial Biology	—	—	—
Corporate	291	—	291
Total	$301	$119	$420

	Nine months ended March 31, 2025
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$2,323	$10,291	$12,614
Diagnostics and Spatial Biology	425	—	425
Corporate	610	4	614
Total	$3,358	$10,295	$13,653

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying balance sheet. Other amounts reported as restructuring and restructuring-related costs in the accompanying statements of income have been summarized in the notes to the table (in thousands):

	Employee	Asset
	severance(1)	impairment and other(2)	Total
Expense incurred in the first quarter of 2025	$2,852	$7,417	$10,269
Cash payments	(189)	—	(189)
Non-cash adjustments	—	(7,417)	(7,417)
Accrued restructuring actions balance as of September 30, 2024	$2,663	$—	$2,663
Expense incurred in the second quarter of 2025	205	2,759	2,964
Cash payments	(1,211)	(335)	(1,546)
Non-cash adjustments	—	(2,424)	(2,424)
Accrued restructuring actions balance as of December 31, 2024	$1,657	$—	$1,657
Expense incurred in the third quarter of 2025	301	119	420
Cash payments	(918)	(119)	(1,037)
Non-cash adjustments	—	—	—
Accrued restructuring actions balance as of March 31, 2025	$1,040	$—	$1,040

(1) Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages related to the closure or relocation of certain manufacturing sites.

(2) Primarily relates to impairment of intangibles and inventory as a result of the closure and relocation of certain manufacturing sites.

Fiscal Year 2024 Restructuring Actions:

In the second quarter of fiscal 2024, the Company announced enterprise-wide restructuring focused on recovering operating margins, optimizing our distribution footprint, and enhancing our organization efficiency. These actions impacted approximately 4% of our global workforce. These actions continued through the third quarter of fiscal 2025 as we incurred charges relating to our business held-for-sale and consulting fees related to optimizing efficiency. The Company is expecting to incur costs related to these actions through the end of fiscal 2025, which will be recorded when specified criteria are met.

As part of these actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023, including $1.4 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of an impairment test performed over the disposal group during fiscal 2024, a cumulative impairment charge of $22.0 million which includes the allocated goodwill, was recorded in the Selling, general and administrative line in the Consolidated Statements of Earnings for the year ended June 30, 2024. There was a recovery related to the disposal group during the quarter and nine months ended March 31, 2025 of $3.7 million. During the quarter ended December 31, 2024, the Company entered into an agreement with a buyer to purchase the remaining inventory for approximately $8 million. As part of the arrangement, the Company and the buyer entered into a promissory note that will mature in February 2027 and agrees that the buyer shall pay in quarterly installments. As of March 31, 2025, the fair value of the note receivable was approximately $6 million and is included within Other current assets and Other assets on the Condensed Consolidated Balance Sheet. As of March 31, 2025, the assets remaining within the disposal group primarily include the land and building of $4.7 million, which is net of expected selling costs. These assets are actively marketed at a fair value based on market conditions such that the held-for-sale criterion are still met. The held-for-sale assets are recorded in Current assets held-for-sale in our Consolidated Balance sheet as of March 31, 2025 and June 30, 2024.

The restructuring and restructuring-related charges, including the impairment (recovery) of assets held-for-sale, for periods presented were recorded in the Condensed Consolidated Statements of Earnings as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Cost of sales	$—	$647	$—	$1,821
Selling, general and administrative(1)	(3,357)	903	(2,281)	11,153
Total	$(3,357)	$1,550	$(2,281)	$12,974

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related charges, including the impairment (recovery) of assets held-for-sale, by segment are as follows (in thousands):

	Three months ended March 31,
	2025				2024
	Employee	Asset-related	Recovery of		Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total	severance	and other	assets held-for-sale	Total
Protein Sciences	$128	$21	$(3,655)	$(3,506)	$28	$914	$—	$942
Diagnostics and Spatial Biology	—	—	—	—	265	90	—	355
Corporate	89	60	—	149	117	136	—	253
Total	$217	$81	$(3,655)	$(3,357)	$410	$1,140	$—	$1,550

	Nine months ended March 31,
	2025				2024
	Employee	Asset-related	Recovery of		Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total	severance	and other	assets held-for-sale	Total
Protein Sciences	$109	$71	$(3,655)	$(3,475)	$2,978	$1,386	$6,038	$10,402
Diagnostics and Spatial Biology	—	—	—	—	1,004	90	—	1,094
Corporate	86	1,108	—	1,194	1,310	168	—	1,478
Total	$195	$1,179	$(3,655)	$(2,281)	$5,292	$1,644	$6,038	$12,974

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying balance sheet. Other amounts reported as restructuring and restructuring-related charges, including the impairment (recovery) of assets held-for-sale, in the accompanying statements of income have been summarized in the notes to the table (in thousands):

			Impairment (recovery)
	Employee	Asset-related	of assets
	severance(1)	and other(2)	held-for-sale	Total
Expense incurred in the second quarter of 2024	4,882	504	6,038	11,424
Incremental expense incurred in the third quarter of 2024	133	1,140	—	1,273
Incremental expense incurred in the fourth quarter of 2024	409	4,737	15,926	21,072
Cash payments	(4,882)	(2,800)	—	(7,682)
Non-cash adjustments	—	(3,391)	(21,963)	(25,354)
Adjustments(3)	219	—	—	219
Accrued restructuring actions balance as of June 30, 2024	$761	$190	$—	$952
Incremental expense incurred in the first quarter of 2025	—	753	—	753
Incremental expense incurred in the second quarter of 2025	(33)	356	—	323
Incremental expense incurred in the third quarter of 2025	217	81	(3,655)	(3,357)
Cash payments	(945)	(1,380)	—	(2,325)
Non-cash adjustments	—	—	3,655	3,655
Accrued restructuring actions balance as of March 31, 2025	$—	$—	$—	$—

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

In August 2024, 791,204 shares of outstanding vested stock options related to former employees expired, which have now been excluded from the Company’s dilutive EPS calculation for the period ended March 31, 2025. Of the 791,204 shares, 779,084 shares belonged to the Company’s former CEO. The expiration date of these options was previously under dispute. The dispute with the former CEO was resolved through a binding arbitration award during the quarter ended March 31, 2025 for which the Company paid $37.2 million inclusive of interest and legal fees. The dispute regarding the remaining 12,120 shares was resolved during the quarter resulting in total payments of $0.5 million.

The Company recognized $38.9 million and $40.6 million of certain litigation charges during the quarter and nine months ended March 31, 2025. There was no comparable activity during the quarter and nine months ended March 31, 2024. As of each of the balance sheet dates presented, there was no accrued litigation.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted in the quarter ended March 31, 2025. Refer to the Form 10-K for accounting pronouncements adopted prior to June 30, 2024.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of March 31, 2025 and June 30, 2024.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying balance sheet as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of March 31, 2025 and June 30, 2024, are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of March 31, 2025 and June 30, 2024 were approximately $35.6 million and $30.2 million, respectively. Contract liabilities as of June 30, 2024 subsequently recognized as revenue during the quarter and nine months ended March 31, 2025 were approximately $4.0 million and $23.8 million, respectively. Contract liabilities as of June 30, 2023 subsequently recognized as revenue during the quarter and nine months ended March 31, 2024 were approximately $3.2 million and $19.5 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Consumables	$257,785	$246,732	$719,345	$682,405
Instruments	26,111	26,493	83,185	81,178
Services	27,246	25,501	81,953	71,084
Total product and services revenue, net	$311,142	$298,726	$884,483	$834,667
Royalty revenues	5,039	4,702	18,188	18,294
Total revenues, net	$316,181	$303,428	$902,671	$852,961

Revenue by geography is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

United States	$181,921	$173,315	$506,842	$480,213
EMEA, excluding United Kingdom	66,501	60,533	195,956	177,866
United Kingdom	12,852	15,122	40,039	38,249
APAC, excluding Greater China	21,245	18,253	58,377	54,645
Greater China	24,483	25,598	73,557	75,542
Rest of World	9,179	10,607	27,900	26,446
Net sales	$316,181	$303,428	$902,671	$852,961

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2025	2024

Raw materials	$83,453	$79,377
Finished goods(1)	113,310	106,072
Inventories, net	$196,763	$185,449

(1) Finished goods inventory of $5,680 and $5,718 is included within Other long-term assets in the respective March 31, 2025 and June 30, 2024. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the Condensed Consolidated Balance Sheet date.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2025	2024
Land	$8,105	$8,150
Buildings and improvements	249,896	243,863
Machinery and equipment	240,948	215,948
Construction in progress	31,819	39,749
Property and equipment, cost	530,768	507,710
Accumulated depreciation and amortization	(278,791)	(256,556)
Property and equipment, net	$251,977	$251,154

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2025	2024

Developed technology	$677,236	$675,674
Tradenames	151,378	151,561
Customer relationships	211,480	211,276
Patents	4,829	4,343
Other intangibles	7,162	12,006
Definite-lived intangible assets	1,052,085	1,054,860
Accumulated amortization	(608,386)	(547,779)
Total intangible assets, net	$443,699	$507,081

Changes to the carrying amount of net intangible assets for the period ended March 31, 2025 consist of (in thousands):

March 31,
2025

Beginning balance	$507,081
Other additions	364
Amortization expense	(57,714)
Restructuring impairment	(7,050)
Currency translation	1,018
Ending balance	$443,699

The estimated future amortization expense for intangible assets as of March 31, 2025 is as follows (in thousands):

Remainder 2025	$18,889
2026	72,497
2027	62,326
2028	58,616
2029	46,049
Thereafter	185,322
Total	$443,699

Goodwill:

Changes to the carrying amount of goodwill for the period ended March 31, 2025 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2024	$423,449	$549,214	$972,663
Currency translation	(2,334)	(1,717)	(4,051)
March 31, 2025	$421,115	$547,497	$968,612

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

Other Assets:

Other assets consist of (in thousands):

	March 31,	June 30,
	2025	2024

Equity method investment in Wilson Wolf	$239,515	$242,337
Derivative instruments	0	9,813
Long-term inventory	5,680	5,718
Investment in Spear Bio	15,000	—
Other	8,792	6,397
Other assets	$268,987	$264,265

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

There were no acquisitions in the first nine months of fiscal 2025.

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

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	March 31,	Inputs Considered as
		2025	Level 1	Level 2	Level 3

Assets
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	$4,347	$—	$4,347	$—
Total assets		$4,347	$—	$4,347	$—

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$3,645	$—	$3,645	$—
Total liabilities		$3,645	$—	$3,645	$—

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2024	Level 1	Level 2	Level 3

Assets
Certificates of deposit(1)	Short-term available-for-sale investments	$1,072	$1,072	$—	$—
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	805	—	805	—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	9,813	—	9,813	—
Total assets		$11,690	$1,072	$10,618	$—

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$2,051	$—	$2,051	$—
Total liabilities		$2,051	$—	$2,051	$—
(1)	The certificates of deposit have contractual maturity dates within one year.

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

The following table presents the contractual amounts of the Company's outstanding instruments (in millions):

		March 31,	June 30,
Instruments	Designation	2025	2024
Forward starting swaps(1)	Cash flow hedge	$300	$300
Cross-currency swap(2)	Net investment hedge	140	150

(1) In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $200 million of notional principal. The effective date of the swap was November 2022 with the full swap maturing in November 2025. In March 2023, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $100 million of notional principal. The effective date of the swap was April 2023 with the full swap maturing in April 2025. In August 2024, the Company entered into a new forward starting swap designated as a cash flow hedge on forecasted debt based on $100 million of notional principal that was to go into effect in April 2025. This swap was sold during the quarter ended March 31, 2025 for a gain $0.6 million.

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

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our Condensed Consolidated Financial Statements for the quarter and nine months ended March 31, 2025 and 2024 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Cash flow hedges
Forward starting swaps	$2,438	$1,626	$9,137	$9,582
Net investment hedges
Cross-currency swap	5,344	(4,914)	2,818	2,329
Total	$7,782	$(3,288)	$11,955	$11,911

	(Gain) Loss Reclassified into Income
	Quarter Ended		Nine Months Ended
	March 31,		March 31,		Income Statement
	2025	2024	2025	2024	Classification
Cash flow hedges
Forward starting swaps	$(1,790)	$(2,570)	$(6,544)	$(7,729)	Interest expense
Net investment hedges
Cross-currency swap	(660)	(837)	(2,102)	(2,372)	Interest expense
Total	$(2,450)	$(3,407)	$(8,646)	$(10,101)

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

Long-term debt – The carrying amounts reported in the Condensed Consolidated Balance Sheets for the amount drawn on our line-of-credit facility and long-term debt approximates fair value because our interest rate is variable and reflects current market rates.

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2025 and June 30, 2024, the outstanding balance under the Credit Agreement was $330.0 million and $319.0 million, respectively.

Note 7. Leases:

As a lessee, the Company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is Bio-Techne’s incremental borrowing rate or, if available, the rate implicit in the lease. Bio-Techne determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. During the quarter and nine months ended March 31, 2025, the Company recognized $1.4 million and $4.0 million in variable lease expense and $4.3 million and $13.0 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income. During the quarter and nine months ended March 31, 2024, the Company recognized $1.3 million and $3.8 million in variable lease expense and $4.5 million and $13.7 million relating to fixed lease expense in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the balance sheet classification of the Company’s operating leases and amounts of right-of-use assets and lease liabilities and the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases (in thousands):

		As of	As of
		March 31,	June 30,
	Balance Sheet Classification	2025	2024
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$83,744	$91,285

Current operating lease liabilities	Operating lease liabilities - current	$14,049	$12,920
Noncurrent operating lease liabilities	Operating lease liabilities	79,450	87,618
Total operating lease liabilities		$93,499	$100,538

Weighted average remaining lease term (in years):		7.92	8.45

Weighted average discount rate (%):		4.25	4.23

The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for new operating lease liabilities for the quarter and nine months ended March 31(in thousands):

	Quarter ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
Cash amounts paid on operating lease liabilities	$4,271	$4,290	$12,339	$12,352

Right-of-use assets obtained in exchange for lease liabilities	$1,166	$667	$2,487	$10,255

The following table summarizes the fair value of the lease liability by payment date for the Company’s operating leases by fiscal year (in thousands):

March 31,
2025
Remainder 2025	$4,284
2026	17,053
2027	14,114
2028	13,789
2029	13,315
Thereafter	48,614
Total	$111,169
Less: Amounts representing interest	17,670
Total lease obligations	$93,499

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Supplemental Equity

The Company has declared cash dividends per share of $0.08 and $0.24 in the quarter and nine months ended March 31, 2025 and 2024, respectively.

Consolidated Changes in Equity (amounts in thousands):

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$2,068,850
Net earnings				33,600		33,600
Other comprehensive income					18,229	18,229
Common stock issued for exercise of options	577	6	23,224	(2,338)		20,892
Common stock issued for restricted stock awards	50	1	1	(2,646)		(2,644)
Cash dividends				(12,688)		(12,688)
Stock-based compensation expense			10,146			10,146
Common stock issued to employee stock purchase plan	35	0	2,227			2,227
Employee stock purchase plan expense			38			38
Balances at September 30, 2024	158,878	$1,589	$855,973	$1,341,175	$(60,087)	$2,138,650
Net earnings				34,890		34,890
Other comprehensive (loss)					(25,563)	(25,563)
Share repurchases	(1,118)	(11)		(75,617)		(75,628)
Common stock issued for exercise of options	132	1	5,183	(20)		5,164
Common stock issued for restricted stock awards	24	0	0	(993)		(993)
Cash dividends				(12,736)		(12,736)
Stock-based compensation expense			14,335			14,335
Employee stock purchase plan expense			373			373
Balances at December 31, 2024	157,916	$1,579	$875,864	$1,286,699	$(85,650)	$2,078,492
Net earnings				22,588		22,588
Other comprehensive income					3,598	3,598
Share repurchases	(1,489)	(15)		(100,031)		(100,046)
Common stock issued for exercise of options	282	3	12,628			12,631
Common stock issued for restricted stock awards	9	1	1	(291)		(289)
Cash dividends				(12,580)		(12,580)
Stock-based compensation expense			11,355			11,355
Common stock issued to employee stock purchase plan	43	0	2,241			2,241
Employee stock purchase plan expense			35			35
Balances at March 31, 2025	156,761	$1,568	$902,124	$1,196,385	$(82,052)	$2,018,025

	Bio-Techne Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$1,966,516
Net earnings				50,993		50,993
Other comprehensive loss					(11,952)	(11,952)
Common stock issued for exercise of options	633	6	12,877	(15,460)		(2,577)
Common stock issued for restricted stock awards	47	1	0	(4,768)		(4,767)
Cash dividends				(12,654)		(12,654)
Stock-based compensation expense			9,981			9,981
Common stock issued to employee stock purchase plan	33	1	2,093			2,094
Employee stock purchase plan expense			112			112
Balances at September 30, 2023	158,355	$1,584	$746,606	$1,327,572	$(78,016)	$1,997,746
Net earnings				27,465		27,465
Other comprehensive income					14,355	14,355
Share repurchases	(1,397)	(14)		(80,028)		(80,042)
Common stock issued for exercise of options	157	1	4,914	(1,074)		3,841
Common stock issued for restricted stock awards	27	0	0			0
Cash dividends				(12,559)		(12,559)
Stock-based compensation expense			12,413			12,413
Employee stock purchase plan expense			340			340
Balances at December 31, 2023	157,142	$1,571	$764,273	$1,261,376	$(63,661)	$1,963,559
Net earnings				49,059		49,059
Other comprehensive loss					(11,646)	(11,646)
Common stock issued for exercise of options	372	4	15,761			15,765
Common stock issued for restricted stock awards	4	0	0	(168)		(168)
Cash dividends				(12,579)		(12,579)
Stock-based compensation expense			8,053			8,053
Common stock issued to employee stock purchase plan	36	1	2,251			2,252
Employee stock purchase plan expense			80			80
Balances at March 31, 2024	157,554	$1,576	$790,418	$1,297,688	$(75,307)	$2,014,375

Accumulated Other Comprehensive Income

The components of Other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The accumulated balances related to each component of Other comprehensive income (loss) are summarized as follows:

Three months ended March 31, 2025 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of December 31, 2024, net of tax	$5,030	$(90,680)	$(85,650)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(3,079)	4,807	1,728
Amounts reclassified out	1,790	660	2,450
Total other comprehensive income (loss), before tax	(1,289)	5,467	4,178
Tax (expense)/benefit	(424)	(156)	(580)
Total other comprehensive income (loss), net of tax	(1,713)	5,311	3,598
Balance as of March 31, 2025, net of tax	$3,317	$(85,369)	$(82,052)

Three months ended March 31, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of December 31, 2023 net of tax:	$8,842	$(72,503)	$(63,661)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(1,626)	(12,620)	(14,246)
Amounts reclassified out	2,570	837	3,407
Total other comprehensive income (loss), before tax	944	(11,783)	(10,839)
Tax (expense)/benefit	(609)	(198)	(807)
Total other comprehensive income (loss), net of tax	335	(11,981)	(11,646)
Balance as of March 31, 2024, net of tax	$9,177	$(84,484)	$(75,307)

Nine months ended March 31, 2025 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2024, net of tax:	$8,102	$(86,418)	$(78,316)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(9,778)	(555)	(10,333)
Amounts reclassified out	6,544	2,102	8,646
Total other comprehensive income (loss), before tax	(3,234)	1,547	(1,687)
Tax (expense)/benefit	(1,551)	(498)	(2,049)
Total other comprehensive income (loss), net of tax	(4,785)	1,049	(3,736)
Balance as of March 31, 2025, net of tax(1)	$3,317	$(85,369)	$(82,052)

Nine months ended March 31, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2023, net of tax:	$12,862	$(78,926)	$(66,064)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(9,582)	(7,368)	(16,950)
Amounts reclassified out	7,729	2,372	10,101
Total other comprehensive income (loss), before tax	(1,853)	(4,996)	(6,849)
Tax (expense)/benefit	(1,832)	(562)	(2,394)
Total other comprehensive income (loss), net of tax	(3,685)	(5,558)	(9,243)
Balance as of March 31, 2024, net of tax(1)	$9,177	$(84,484)	$(75,307)

(1) The Company had a net deferred tax liability for its cash flow hedge of $1.0 million and $2.9 million as of March 31, 2025 and 2024, respectively.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Earnings per share – basic:
Net earnings	$22,588	$49,059	$91,078	$127,517
Income allocated to participating securities	(3)	(5)	(14)	(24)
Income available to common shareholders	$22,585	$49,054	$91,064	$127,493
Weighted-average shares outstanding – basic	157,372	157,309	158,117	157,655
Earnings per share – basic	$0.14	$0.31	$0.58	$0.81

Earnings per share – diluted:
Net earnings	$22,588	$49,059	$91,078	$127,517
Income allocated to participating securities	(3)	(5)	(14)	(24)
Income available to common shareholders	$22,585	$49,054	$91,064	$127,493
Weighted-average shares outstanding – basic	157,372	157,309	158,117	157,655
Dilutive effect of stock options and restricted stock units	1,572	3,187	2,545	3,162
Weighted-average common shares outstanding – diluted	158,944	160,496	160,662	160,817
Earnings per share – diluted	$0.14	$0.31	$0.57	$0.79

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 5.5 million and 4.0 million for the quarter ended March 31, 2025 and 2024, respectively, and 3.7 million and 4.0 million for the nine months ended March 31, 2025 and 2024, respectively.

Note 10. Share-based Compensation:

During the nine months ended March 31, 2025 and 2024, the Company granted 0.8 million and 1.0 million stock options at weighted average grant prices of $74.63 and $80.07 and weighted average fair values of $25.44 and $27.47, respectively. During the nine months ended March 31, 2025 and 2024, the Company granted 0.5 million and 0.4 million restricted stock units at a weighted average fair value of $74.95 and $78.41, respectively. During the nine months ended March 31, 2025 and 2024, the Company granted 12,736 and 27,196 shares of restricted common stock shares at a weighted average fair value of $68.67 and $56.98, respectively.

Stock options for 1.1 million and 1.6 million shares of common stock with total intrinsic values of $35.7 million and $73.1 million were exercised during the nine months ended March 31, 2025 and 2024, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $11.2 million and $8.1 million was included in selling, general and administrative expenses for the quarter ended March 31, 2025 and 2024, respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $36.0 million and $31.7 million was included in selling, general, and administrative expenses for the nine months ended March 31, 2025 and 2024, respectively. Additionally, the Company recognized $0.4 million and $1.0 million of stock-based compensation costs in cost of goods sold in the quarter and nine months ended March 31, 2025, respectively, compared to $0.1 million and $0.6 million in cost of goods sold in the comparative prior year periods. As of March 31, 2025, there was $50.7 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.0 years.

The Company recorded expense from the 2014 Employee Stock Purchase Plan (ESPP) was not material for the quarter ended March 31, 2025 and 2024. The Company recorded expense of $0.4 million and $0.5 million for the nine months ended March 31, 2025 and 2024, respectively.

Note 11. Other Income / (Expense):

The components of other income (expense) in the accompanying Condensed Consolidated Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest expense	$(2,007)	$(4,005)	$(6,331)	$(13,227)
Interest income	1,026	712	3,301	2,418
Gain (loss) on investment	—	—	—	283
Gain (loss) on equity method investment	(589)	(1,747)	(169)	(5,950)
Other non-operating income (expense), net	1,136	(874)	(1,594)	(359)
Total other income (expense)	$(434)	$(5,914)	$(4,793)	$(16,835)

Note 12. Income Taxes:

The Company’s effective income tax rate for the third quarter of fiscal 2025 and 2024 was 41.0% and 19.7%, respectively, of consolidated earnings before income taxes, inclusive of discrete items, and 24.9% and 11.5% for the first nine months of fiscal 2025 and 2024, respectively. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2025 compared to the quarter and nine months ended March 31, 2024 was driven by discrete tax items.

The Company recognized total net tax expense related to discrete tax items of $7.5 million and $2.3 million during the quarter and nine months ended March 31, 2025, respectively, compared to total net benefits of $1.8 million and $16.6 million during the quarter and nine months ended March 31, 2024, respectively. Share-based compensation excess tax benefit contributed $0.4 million and $4.7 million in the quarter and nine months ended March 31, 2025, respectively, compared to $1.9 million and $13.6 million in the quarter and nine months, ended March 31, 2024, respectively. During the quarter and nine months ended March 31, 2025, the Company had total other discrete tax expense of $7.9 million and $7.0 million, respectively, mostly related to the non-deductible portion of the arbitration award resulting in tax expense of $7.8 million. The Company recognized total other immaterial net discrete tax expense of $0.1 million and an other immaterial discrete tax benefit of $3.0 million in the quarter and nine months ended March 31, 2024, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales:
Protein Sciences segment revenue	$227,687	$214,589	$643,774	$616,914
Diagnostics and Spatial Biology segment revenue	89,231	87,511	256,558	235,715
Other revenue(1)	—	2,093	4,152	2,093
lntersegment revenue	(737)	(765)	(1,813)	(1,761)
Consolidated revenue	$316,181	$303,428	$902,671	$852,961

Operating income:
Protein Sciences segment operating income	$103,910	$94,829	$271,564	$262,777
Diagnostics and Spatial Biology segment operating income	8,423	8,104	15,940	13,189
Segment operating income	$112,333	$102,933	$287,504	$275,966
Cost recognized upon sale of acquired inventory	(181)	(186)	(554)	(550)
Amortization of intangibles	(18,836)	(19,287)	(57,136)	(58,908)
Acquisition related expenses and other	(4,978)	(3,286)	(8,497)	(2,173)
Certain litigation charges	(38,927)	—	(40,606)	—
(Impairment) recovery of assets held-for-sale	3,655	—	3,655	(6,038)
Stock-based compensation, inclusive of employer taxes	(11,629)	(8,358)	(37,504)	(32,810)
Restructuring and restructuring-related costs	(716)	(1,550)	(15,027)	(7,157)
Corporate general, selling, and administrative	(2,013)	(3,346)	(5,241)	(7,545)
Impact of business held-for-sale(1)	—	78	(479)	78
Consolidated operating income	$38,708	$66,998	$126,115	$160,863

(1) Includes the quarterly results of a business that has met the held-for-sale criteria since December 31, 2023.

Note 14. Subsequent Events:

On April 30, 2025, the Board approved a new share repurchase plan, to replace the previous share repurchase plan, that authorizes the Company to purchase up to $500 million of the Company’s stock.

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

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. The Company did not make any acquisitions in the first nine months of fiscal 2025.

RESULTS OF OPERATIONS

Operational Update

Consolidated net sales increased  4% and 6% for the quarter and nine months ended March 31, 2025, respectively, compared to the same prior year periods. Organic revenue for the quarter ended March 31, 2025 increased 6% compared to the prior year. Foreign currency exchange and a business held-for-sale each had unfavorable impacts of 1%. Organic revenue for the nine months ended March 31, 2025 increased 6% compared to the same prior year period. Foreign currency exchange and a business held-for-sale did not have a material impact.

Consolidated net earnings decreased to $22.6 million for the quarter ended March 31, 2025 as compared to $49.1 million for the quarter ended March 31, 2024. The decrease in net earnings is primarily due to a non-recurring arbitration award. Consolidated net earnings decreased to $91.1 million for the nine months ended March 31, 2025 as compared to $127.5 million for the nine months ended March 31, 2024. The decrease in net earnings is primarily due to a non-recurring arbitration award and restructuring and restructuring-related costs.

Net Sales

Consolidated net sales for the quarter ended March 31, 2025 increased 4% to $316.2 million compared to the same prior year period. Consolidated net sales for the nine months ended March 31, 2025 were $902.7 million, an increase of 6% from the same prior year period. Organic revenue for the quarter ended March 31, 2025 increased 6% compared to the prior year. Foreign currency exchange and a business held-for-sale each had an unfavorable impact of 1%. Organic revenue for the nine months ended March 31, 2025 increased 6% compared to the prior year same period. Foreign currency exchange and a business held-for-sale did not have a material impact. Organic revenue for the quarter ended March 31, 2025 improved primarily due to improving pharma end markets driving volume growth in our Protein Sciences segment. Orgranic revenue for the nine months ended March 31, 2025 was driven by broad based performance of our Diagnostics and Spatial Biology portfolio, continued uptake of our cell and gene therapy workflow solutions, and improving pharma end market conditions for our Protein Sciences segment.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2025 were 67.9% and 65.5%, respectively, compared to 67.4% and 66.4% for the same prior year periods. Under purchase accounting, inventory is valued at fair value less expected selling and marketing costs, resulting in reduced margins in future periods as the inventory is sold. Excluding the impact of costs recognized upon the sale of acquired inventory, amortization of intangibles, stock-based compensation expense, restructuring and restructuring-related expenses, and the impact of a business held-for-sale, adjusted gross margins for the quarter and nine months ended March 31, 2025 were 71.6% and 70.6%, respectively, compared to 71.9% and 71.0% for the quarter and nine months ended March 31, 2024, respectively. Fluctuations in consolidated gross margin and adjusted gross margin, as a percentage of sales, have primarily resulted from changes in product mix. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates as well as future acquisitions.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, restructuring and restructuring-related charges, and the impact of a business held-for-sale included in cost of sales, is as follows (in thousands):

	QUARTER		NINE MONTHS
	ENDED		ENDED
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Total consolidated net sales	$316,181	$303,428	$902,671	$852,961
Business held-for-sale1)	—	2,093	4,152	2,093
Revenue from recurring operations	$316,181	$301,335	$898,519	$850,868

Gross margin - GAAP	$214,556	$204,599	$591,460	$566,377
Gross margin percentage - GAAP	67.9%	67.4%	65.5%	66.4%

Identified adjustments:
Costs recognized upon sale of acquired inventory	$181	$186	$554	$550
Amortization of intangibles	11,057	11,362	33,467	35,018
Stock-based compensation, inclusive of employer taxes	378	125	1,010	594
Restructuring and restructuring-related costs	364	647	7,953	1,821
Impact of business held-for-sale1)	—	272	(147)	272
Adjusted gross margin	$226,536	$217,191	$634,297	$604,632
Adjusted gross margin percentage2)	71.6%	71.9%	70.6%	71.0%

1) Since December 31, 2023, the Company has a business that has met the held-for-sale criteria.

2) Adjusted gross margin percentage excludes revenue of $4,152 for the nine months ended March 31, 2025, and revenue of $2,093 for the quarter and nine months ended March 31, 2024. Adjusted gross margin percentage also excludes gross margin of $ (147) for the nine months ended March 31, 2025, and gross margin of $272 for the quarter and nine months ended March 31, 2024, for a business that has met the held-for-sale criteria.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 35% to $151.3 million and increased 18% to $391.9 million for the quarter and nine months ended March 31, 2025, respectively, from the same prior year periods. The increase in expense for the quarter and nine months ended March 31, 2025 was primarily due to a non-recurring arbitration award, restructuring and restructuring-related charges, and the re-instatement of incentive compensation accruals, partially offset by cost management initiatives.

Research and Development Expenses

Research and development expenses decreased 5% to $24.6 million and increased 1% to $73.5 million for the quarter and nine months ended March 31, 2025, respectively, from the same prior year periods. We continue to make strategic growth investments in research and development as we also employ our cost management initiatives.

Segment Results

Protein Sciences

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales (in thousands)	$227,687	$214,589	$643,774	$616,914
Operating margin percentage	45.6%	44.2%	42.2%	42.6%

Protein Sciences’ net sales for the quarter and nine months ended March 31, 2025 were $227.7 million and $643.8 million, respectively, with results increasing 6% and 4%, respectively, compared to the same respective prior year periods. As of December 31, 2023, a business within the Protein Sciences Segment met the criteria as held-for-sale; this held-for-sale business has been excluded from the segment’s fiscal 2025 and third quarter fiscal 2024 operating results. The exclusion of fiscal 2025 sales related to this business held-for-sale reduced sales by 1% for the nine months ended March 31, 2025. The exclusion of third quarter fiscal 2024 sales related to the business held-for-sale reduced sales by 1% and had an immaterial impact for the nine months ended March 31, 2024. Organic revenue for the segment increased 7% and foreign currency exchange had an unfavorable impact of 1% for the quarter ended March 31, 2025. Organic growth for the segment increased 5% for the nine months ended March 31, 2025 with foreign currency exchange not having a material impact.

The operating margin was 45.6% and 42.2% for the quarter and nine months ended March 31, 2025, respectively, compared to 44.2% and 42.6% in both comparative prior year periods. The segment’s operating margin was impacted by volume leverage partially offset by re-instatement of incentive compensation accruals.

Diagnostics and Spatial Biology (formerly Diagnostics and Genomics)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales (in thousands)	$89,231	$87,511	$256,558	$235,715
Operating margin percentage	9.4%	9.3%	6.2%	5.6%

Diagnostics and Spatial Biology’s net sales for the quarter and nine months ended March 31, 2025 were $89.2 million and $256.6 million, respectively, with increased net sales of 2% and 9% compared to the same respective prior year periods. Organic growth for the segment for the quarter ended March 31, 2025 was 2% from the prior year, with foreign currency exchange not having a material impact. Organic revenue growth for the nine months ended March 31, 2025 was 9% compared to the prior year, with foreign currency exchange not having a material impact.

The operating margin for the segment was 9.4% and 6.2% for the quarter and nine months ended March 31, 2025, respectively, compared to 9.3% and 5.6% in both comparative prior year periods. The segment’s operating margin was favorably impacted by volume leverage mostly offset by re-instatement of incentive compensation accruals and product mix.

Income Taxes

Income taxes were at an effective rate of 41.0% and 24.9% of consolidated earnings for the quarter and nine months ended March 31, 2025, respectively, compared to 19.7% and 11.5% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2025 was driven by the composition and amount of net income across periods and the impact of discrete tax expenses of $7.5 million and $2.3 million, respectively, compared to prior year discrete tax benefits of $1.8 million and $16.6 million as further discussed in Note 12.

The forecasted tax rate as of the third fiscal quarter of 2025 before discrete items is 23.1% compared to the prior year forecasted tax rate before discrete items of 23.0%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2025 to range from 23% to 27%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	QUARTER		NINE MONTHS
	ENDED		ENDED
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Net earnings before taxes - GAAP	$38,274	$61,084	$121,322	$144,028
Identified adjustments:
Costs recognized upon sale of acquired inventory	181	186	554	550
Amortization of intangibles	18,836	19,287	57,136	58,908
Amortization of Wilson Wolf intangible assets and acquired inventory	2,491	4,208	7,471	12,623
Acquisition related expenses and other	5,109	3,432	8,923	2,609
Certain litigation charges	38,927	—	40,606	—
Stock-based compensation, inclusive of employer taxes	11,629	8,358	37,504	32,810
Restructuring and restructuring-related costs	716	1,550	15,027	7,157
Investment (gain) loss and other non-operating	—	—	—	(283)
Impairment (recovery) of assets held-for-sale	(3,655)	—	(3,655)	6,038
Impact of business held-for-sale1)	—	(78)	479	(78)
Net earnings before taxes - Adjusted	$112,508	$98,027	$285,367	$264,362
Non-GAAP tax rate	21.5%	22.0%	21.5%	22.0%
Non-GAAP tax expense	$24,190	$21,602	$61,385	$58,181
Non-GAAP adjusted net earnings	$88,318	$76,425	$223,982	$206,181
Earnings per share - diluted - Adjusted	$0.56	$0.48	$1.39	$1.28

(1)Since December 31, 2023, the Company has a business that has met the held-for-sale criteria.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2025 and 2024.

	QUARTER		NINE MONTHS
	ENDED		ENDED
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
GAAP effective tax rate	41.0%	19.7%	24.9%	11.5%
Discrete items	(19.5)	2.9	(1.8)	11.5
Annual forecast update	1.6	0.4	—	—
Long-term GAAP tax rate	23.1%	23.0%	23.1%	23.0%
Rate impact items
Stock based compensation	(1.0)%	(2.0)%	(3.8)%	(2.2)%
Other	(0.6)	1.0	2.2	1.2
Total rate impact items	(1.6)%	(1.0)%	(1.6)%	(1.0)%
Non-GAAP adjusted tax rate	21.5%	22.0%	21.5%	22.0%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended March 31, 2025 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $140.7 million as of March 31, 2025, compared to $152.9 million as of June 30, 2024. Included in the available-for-sale-investments as of June 30, 2024 were certificates of deposit that have maturity dates within one year of $1.1 million. During the first fiscal quarter of 2025, the certificates of deposit reached maturity. The Company had no available-for-sale investments as of March 31, 2025.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 31, 2027. As of March 31, 2025, there is $670 million available on the line-of-credit. See Note 6 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

During fiscal year 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal year 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of March 31, 2025, the second milestones have not been met. The second option payment of up to $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $189.4 million from operating activities in the nine months ended March 31, 2025 compared to $223.5 million in the nine months ended March 31, 2024. The decrease from the prior year was primarily due to decreased net earnings for the year.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the nine months ended March 31, 2025 and 2024 were $26.1 million and $44.9 million, respectively. Capital expenditures for the remainder of fiscal 2025 are expected to be approximately $12 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2025 are related to increasing capacity to meet expected sales growth across the Company.

During the nine months ended March 31, 2025, the Company invested $15.0 million into Spear Bio. There was no comparable activity in fiscal 2024.

During fiscal 2025, certificates of deposit reached maturity for $1.1 million. In fiscal 2024, the Company sold its exchange traded investment grade bond funds for $23.8 million.

The Company received tax distributions of $2.7 million and $2.1 million from its equity method investee during the nine months ended March 31, 2025 and 2024, respectively.

During the nine months ended March 31, 2025, the Company received $1.8 million from the sale of assets held-for-sale. As part of the asset sale, the Company entered into a promissory note whereby the remainder of the funds will be received from the buyer in quarterly installments through fiscal 2027. There was no comparable activity in fiscal 2024.

During the nine months ended March 31, 2024, the Company paid $169.7 million to acquire Lunaphore Technologies SA. There was no comparable activity in fiscal 2025.

During the nine months ended March 31, 2024, there was a purchase of available-for-sale investments for $5.5 million. There was no comparable activity in fiscal 2025.

Cash Flows From Financing Activities

During the nine months ended March 31, 2025 and 2024, the Company paid cash dividends of $38.0 million and $37.8 million, respectively, to all common shareholders. On May 7, 2025, the Company announced the payment of an $0.08 per share cash dividend, or approximately $12.5 million, will be payable May 30, 2025, to all common shareholders of record on May 19, 2025.

Cash of $45.5 million and $38.0 million was received during the nine months ended March 31, 2025 and 2024, respectively, from the exercise of stock options.

During the nine months ended March 31, 2025 and 2024, the Company made repayments of $27.0 million and $186.0 million, respectively, on its long-term debt balance. The Company drew $38.0 million and $225.0 million under its revolving line-of-credit facility during the nine months ended March 31, 2025 and 2024.

There were $175.7 million  and $80.0 million of share repurchases during the nine months ended March 31, 2025 and 2024, respectively.

During the nine months ended March 31, 2025 and 2024, the Company paid $6.3 million and $21.5 million related to taxes on restricted stock units and stock options exercised through net share settlements classified as financing activities.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2024 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or nine months ended March 31, 2025 that would require disclosure nor have there been any changes to the Company's policies.

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

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 8, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and nine months ended March 31, 2025, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2024 except as noted below.

Changing conditions and uncertainty in global markets including the impact of tariffs, sanctions, quotas, import restrictions, and other trade actions may adversely affect our operations and financial results.

Developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements. Developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has announced and/or implemented new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs, or changes to existing tariffs, by a number of countries. In early April 2025, the U.S. and certain other countries delayed the effective date of certain tariffs, and subsequently the U.S. and certain other countries implemented a number of exclusions applicable to certain types of products and/or industries. As of the date of this report a number of the recently-imposed tariffs remain in effect, including significant tariffs between the U.S. and China. Collectively, these tariffs have increased and will continue to increase the cost to us of supplies and components we import, as well as our cost to serve certain markets, which in turn will require us to bear significant increased costs to do business, and/or implement surcharges, and/or increase the price of certain of our products. As a result of any surcharge or price increase, there may be an adverse impact on the demand for our products, as well as an adverse impact as to our ability to serve the market in certain countries. The increased cost of importing raw materials and components from certain countries may disrupt our supply chains, with related impacts to our operations. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline. The U.S. and/or other countries may implement additional tariffs and/or other responsive or retaliatory measures, and which would exacerbate the risks and adverse effects noted above. Though the risks identified above in certain cases have already adversely impacted part of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	—	$—	—	$180,739,094
August 1 - August 31, 2024	—	—	—	180,739,094
September 1 - September 30, 2024	—	—	—	180,739,094
July 1 - September 30, 2024	—	—	—
October 1 - 31, 2024	—	—	—	180,739,094
November 1 - 30, 2024	1,118,492	67.62	1,118,492	105,110,738
December 1 - 31, 2024	—	—	—	105,110,738
October 1 - December 31, 2024	1,118,492	67.62	1,118,492
January 1 - 31, 2025	—	—	—	105,110,738
February 1 - 29, 2025	1,488,563	67.21	1,488,563	5,066,126
March 1 - 31, 2025	—	—	—	5,066,126
January 1 - March 31, 2025	1,488,563	67.21	1,488,563
July 1, 2024 - June 30, 2025	2,607,055	67.38	2,607,055

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

BIO-TECHNE CORPORATION
(Company)

Date: May 8, 2025	/s/ Kim Kelderman
Kim Kelderman
President and Chief Executive Officer

Date: May 8, 2025	/s/ James Hippel
James Hippel
Executive Vice President, Chief Financial Officer