Form 10-K
period 2025-06-30
BIO-TECHNE Corp
filed 2025-08-22
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025, or

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

As of December 31, 2024, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $11.4 billion based upon the closing sale price as reported on The Nasdaq Stock Market ($72.03 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

As of August 18, 2025, 155,549,587 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Bio-Techne and its subsidiaries, collectively doing business as Bio-Techne Corporation (Bio-Techne, we, our, us or the Company), develop, manufacture and sell life science reagents, instruments and services for the research, diagnostics and bioprocessing markets worldwide. Our broad product portfolio and application expertise enables scientific investigations into biological processes and molecular diagnostics, revealing the nature, diagnosis, etiology and progression of specific diseases. Our products aid in drug discovery efforts and provide the means for accurate clinical tests and diagnoses.

We manage the business in two operating segments – our Protein Sciences segment and our Diagnostics and Spatial Biology segment. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for protein analysis, automated western blot, and multiplexed ELISA workflows. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, exosome-based molecular diagnostic assays, advanced tissue-based in-situ hybridization assays and instrumentation for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications.

We are a Minnesota corporation with our global headquarters in Minneapolis, Minnesota. We were founded in 1976 as Research and Diagnostic Systems, Inc. We became a publicly traded company in 1985 through a merger with Techne Corporation, now Bio-Techne Corporation. Our common stock is listed on the NASDAQ under the symbol “TECH.” We operate globally, with offices in many locations throughout North America, Europe and Asia. Today, our product lines include hundreds of thousands of diverse products, most of which we manufacture ourselves in multiple locations in North America, as well as locations in the U.K., Canada, Switzerland and China.

We have implemented a disciplined strategy to accelerate growth in part by acquiring businesses and product portfolios that leveraged and diversified our existing product lines, filled portfolio gaps with differentiated high growth businesses, and expanded our geographic scope. Recent examples include the investment in Spear Bio at the beginning of fiscal 2025 and the acquisition of Lunaphore SA (“Lunaphore”) at the beginning of fiscal 2024. We also completed a 19.9% investment in Wilson Wolf Corporation (“Wilson Wolf”) in fiscal 2023, and will acquire the remaining ownership in Wilson Wolf by the end of calendar year 2027, if not earlier due to its achievement of revenue or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets. Recognizing the importance of an integrated, global approach to meeting our mission and accomplishing our strategies, we have maintained many of the brands of the companies we have acquired, but unified under a single global brand -- Bio-Techne.

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

Deliver Best-in-Class Customer Experience. We will continue to expand our sales staff and distribution channels globally in order to increase our global presence and make it easier for customers to transact with us. We strive for every interaction to be seamless, personalized, and exceeding expectations. We aim to deeply understand customers’ wants and needs while simultaneously offering high-quality service at every touchpoint.

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

PROTEIN SCIENCES SEGMENT

Protein Sciences Segment Products and Markets

The Protein Sciences segment is the larger of our two segments, representing approximately 72% of our net sales in fiscal 2025. It is comprised of two divisions with complementary product offerings serving many of the same customers – the Reagent Solutions division and the Analytical Solutions division.

The Reagent Solutions division consists of specialized proteins, such as cytokines and growth factors, antibodies, small molecules, tissue culture sera and cell selection technologies traditionally used by researchers to further their life science experimental activities and by companies developing next generation diagnostics and therapeutics, including cell- and gene-based therapeutics. We believe we are the world leader in providing high quality proteins, both for research use and under current Good Manufacturing Practices, or cGMP. Key product brands include R&D Systems, Tocris Biosciences and Novus Biologicals. Our combined chemical and biological reagents portfolio provides high quality tools that customers can use in solving complex biological pathways and glean knowledge that may lead to a more complete understanding of biological processes, and, ultimately, to the development of novel therapeutic strategies to address different pathologies. In recent years, we have made several acquisitions and investments that have expanded our product offerings for the cell and gene therapy market. These include a significant investment in state-of-the art facilities for production of both proteins and small molecules in large quantities manufactured in accordance with cGMP, as well as a 19.9% investment in, and eventual acquisition of , Wilson Wolf, a leading provider of cell culture devices for cell-based therapies. Through a collaborative marketing venture with Wilson Wolf and another company, we have leveraged the products we have or are developing to provide a more complete offering for the cell and gene therapy market.

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

Protein Sciences Segment Customers and Distribution Methods

Our customers for this segment include researchers in academia and industry (chiefly pharmaceutical and biotech companies as well as contract research organizations). This segment also sells to diagnostic/companion diagnostic and therapeutic customers, including those engaged in the development of cell- and gene-based therapies. Our biologics line of products in the Analytical Solutions division is used chiefly by production and quality control departments at biotech and pharmaceutical companies. We sell our products directly to customers who are primarily located in North America, Europe and China, as well as through a distribution agreement with Thermo Fisher Scientific. We also sell through third party distributors in China, Japan, certain eastern European countries and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of the Protein Sciences segment’s net sales during fiscal 2025, 2024, or 2023.

DIAGNOSTICS AND SPATIAL BIOLOGY SEGMENT

The Diagnostics and Spatial Biology segment, representing approximately 28% of our net revenues in fiscal 2025, includes three divisions and is focused primarily on the diagnostic and research markets and includes spatial biology, liquid biopsy, molecular diagnostics kits and products, and diagnostics reagents.

Diagnostics and Spatial Biology Segment Products

The Spatial Biology division products sold under the Advanced Cell Diagnostics, or ACD, brand, are novel in-situ hybridization (ISH) assays for transcriptome, DNA copy, and structural variation analysis within intact cells, providing highly sensitive and specific spatial information at single cell resolution. Since these products preserve spatial context, they are particularly useful for complex tissue profiling. In the first quarter of fiscal 2024, we closed on the acquisition of Lunaphore, a leading developer of fully automated spatial biology solutions using precision microfluidic technology capable of revealing hyperplex proteomic and transcriptomic biomarkers in tumors and other tissues at single-cell and subcellular resolution. Lunaphore’s COMET instrument automates ACD’s RNAscope assays and utilizies antibodies to enable simultaneous hyperplex detection of protein and RNA biomarkers on the same slide at single-cell resolution.

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

Diagnostics and Spatial Biology Segment Customers and Distribution Methods

The customers for the Spatial Biology division include researchers in academia as well as investigators in pharmaceutical and biotech companies. We sell our products directly to those customers who are primarily located in North America, Europe, and China, and through distributors elsewhere. In addition to being useful research tools, our DNA and RNA in situ hybridization (ISH) assays have diagnostics applications, and several are cleared or currently under review by the FDA in partnership with diagnostics instrument manufacturers and pharmaceutical companies.

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

No customer accounted for 10% or more of the reporting segment’s consolidated net sales during fiscal 2025, 2024 or 2023.

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

There is also some seasonality for the ExosomeDx Prostate test, as patients tend to avoid scheduling medical appointments during the summer and other holidays. A majority of Diagnostics Reagents division products are manufactured in large bulk lots and sold on a schedule set by the customer. Consequently, sales for that division can be unpredictable, and not necessarily based on seasonality. As a result, we can experience material and sometimes unpredictable fluctuations in our revenue from the Diagnostics and Spatial Biology segment.

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

NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs. Bio-Techne is engaged in continuous research and development in all of our major product lines. We also carry out research to develop new products that build upon and expand the technologies we acquire through our acquisition strategy. In fiscal 2025, we introduced over 400 new products. While this is an area of focus for the Company, there is no assurance that any of the products in the research and development phases can be successfully completed or, if completed, can be successfully introduced into the marketplace.

HUMAN CAPITAL

Through its subsidiaries, Bio-Techne employed approximately 3,100 full-time and part-time employees as of June 30, 2025, of whom approximately 2,300 were employed in the United States and approximately 800 outside the United States. None of the United States employees are unionized. Outside the United States, the Company has government-mandated collective bargaining arrangements or work councils in certain countries.

Bio-Techne is committed to attracting, developing, engaging, and retaining the best people possible from around the world to sustain and grow our leadership position in life sciences tools and diagnostics. We strive to create an employee experience that allows each to achieve their full potential. This is demonstrated by our EPIC values of Empowerment, Passion, Innovation and Collaboration. We continuously build on our people-first culture, led by uncompromising integrity, hosting a place of belonging, granting access to innovation and respecting human rights around the globe.

Our people strategy spans multiple key dimensions, including the following:

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

Bio-Techne’s Board of Directors reviews management succession planning at least annually, and its Compensation Committee reviews the Company’s people strategy periodically in connection with significant initiatives and acquisitions, as well as part of its oversight of our executive and equity compensation programs. At the management level, our Chief Human Resources Officer, who reports directly to our President and CEO, is responsible for the development and execution of the Company’s people strategy.

Engagement and Belonging

Our engagement strategy focuses on developing the best workplace and best people leaders to meet our employees’ needs. We believe that strong employee engagement helps enable higher retention and better business performance. We assess our engagement performance through regular consultation with our managers. We also engage more formally via an annual engagement survey that assesses our employees’ overall experience. In 2025, two-thirds of our global workforce participated, and 75% of those who responded provided favorable feedback. While these responses were positive, our management used the responses to inform and shape our future employee-focused initiatives. These initiatives in the past have resulted in changes in programs and policies, including expansion of our management and leadership development programs, expansion of a parental leave program, introduction of flexible working, addition of an internal communications function, leadership engagement focused on transparency and stronger feedback follow-up, and expansion of the breadth and resources of our Employee Resource Groups (ERGs). In fiscal 2025, we empowered work/life integration through hybrid work models wherever feasible, continued to cultivate belonging and inclusion, and paved the path for career growth through the personalized development and individual action plans.

We believe a culture of belonging is central to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. The Company’s executive-sponsored Belonging initiative is focused on providing a welcoming working environment for all employees, continued education, broadening our candidate pools, and implementing and sustaining programs. Under the guidance of our executive-sponsored Employee Resource Group

Council, ERGs offer mentorship, support and engagement to help our employees succeed and thrive. As of June 30, 2025, we had 11 ERGs operating globally.

As of June 30, 2025, 48% of our total employee population was female, and 43% of our managerial employees were female. 39% of our total employee population identified as nonwhite and 28% of our managerial employees identified as nonwhite.

Recruitment and Retention

Bio-Techne believes that sustaining its profitable growth will require a continued focus on recruiting and retaining top talent. We engage in a variety of recruiting strategies intended to locate and identify qualified candidates and create a talent pipeline. The Company offers competitive pay and benefits, from flexible work to financial planning resources to an employee stock purchase plan. In recent years, we bolstered our recruitment and retention efforts by expanding eligibility to receive stock options deeper into the organization and expanded our Long-Term Incentive program strategy to include a combination of stock options and restricted stock units. Bio-Techne continues to offer a referral bonus with the understanding that this is one of our most successful sourcing methods.

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

Talent Development and Learning and Development

Bio-Techne invests in people development in the belief that growing and promoting employees from within the Company creates a more sustainable organization. High potential employees are identified through our annual talent review process, as well as through leadership development programs designed to cultivate future leaders. Employees identified as high potential are elevated to the attention of senior management for consideration for additional development, growth opportunities, and career advancement.

Our global Learning and Development program delivers a wide range of initiatives including a validated suite of compliance training, and soft, technical, business, interpersonal and career skills. Bio-Techne also encourages and supports employees who wish to supplement their growth through external training and education. As a company that regularly acquires other businesses, we believe it is important for employees to be trained in the skills and mindsets that enable them to respond positively to change. This initiative allows individuals to deal with change more easily and reduces the need to run large scale change management programs.

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

As of June 30, 2025, we had rights to approximately 1,340 granted patents and approximately 270 pending patent applications. Products in the Analytical Solutions and the Spatial Biology divisions are protected primarily through pending patent applications and issued patents. In addition, certain of our products are covered by licenses from third parties to supplement our own patent portfolio. Patent protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot provide assurance that any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors’ products or services.

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

Other Healthcare Laws

Some of the products and services we sell, predominantly in our Diagnostics and Spatial Biology segment, are subject to various health care related laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, and the privacy and security of health information, including, among others:

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

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could cause a reduction in revenue associated with these customers. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of this Annual Report, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Kim Kelderman	58	President, Chief Executive Officer and Director	2018
James Hippel	54	Executive Vice President and Chief Financial Officer	2014
William Geist	56	President, Protein Sciences	2022
Matthew McManus	56	President, Diagnostics and Spatial Biology	2024
Shane Bohnen	50	Senior Vice President, General Counsel & Corp. Secretary	2023

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

Matthew McManus joined Bio-Techne on January 8, 2024 as President, Diagnostics and Spatial Biology. Prior to Bio-Techne, Mr. McManus most recently served as Chief Operating Officer for Azenta Life Sciences and served as Chief Executive Officer of Asuragen prior to the Bio-Techne acquisition.

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

Without limiting the foregoing, we have experienced and/or may in the future experience:

●	adverse impacts on customer orders and purchases and unpredictable reductions in demand for many of our products;

●	constraints on the movement of our products through the supply chain, which can disrupt our ability to produce or deliver our products;

●	adverse impacts on our collections of accounts receivable, including delays in collections and increases in uncollectible receivables, as well as the risk of excess or obsolete inventory;

●	price increases in our raw materials and capital equipment, as well as increasing price competition in our markets;

●	adverse impacts on our workforce and/or key employees;

●	increased risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and

●	adverse impact to the sizes and growth rates of the markets we serve.

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

We engage in business globally, with approximately 44% of our sales revenue in fiscal 2025 coming from outside the U.S. Changes, potential changes or uncertainties in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system, can adversely affect our business and financial results. For example, Congress and the U.S. administration have sought to impose changes to healthcare in the United States, including government negotiation/regulation of drug prices paid by government programs. Such impacts could negatively impact certain markets we serve, resulting in an adverse impact on our sales revenue.

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

Our Diagnostics and Spatial Biology segment products include applications in the medical diagnostics market, which relies largely on government healthcare-related policies and funding. Changes in government reimbursement for certain diagnostic tests or reductions in overall healthcare spending could negatively impact us directly or our customers and, correspondingly, our sales to them. For example, our Exosome Diagnostics business develops and sells novel exosome-based diagnostic tests. While we received public payer coverage for certain indications, we have also sought expanded coverage from public payors as well as coverage decisions regarding reimbursement from additional private payers. The process and timeline for obtaining coverage decisions is uncertain and difficult to predict, and reimbursement reductions due to changes in policy regarding coverage of tests or other requirements for payment (such as prior authorization, diagnosis code and other claims edits, or a physician or qualified practitioner’s signature on test requisitions) may be implemented from time to time. Additionally, the U.S. government’s plans to manage prescription drug prices, as well as its recently announced intention to regulate lab developed tests, may impact the customers and industries we serve by increasing the cost of commercializing and/or limiting the profitability of commercialized products. Payor actions and changes may have a material adverse effect on revenue and earnings associated with our diagnostics products and services.

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

As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course of business, and we also from time to time complete more significant transactions. At the beginning of this fiscal year, we invested in Spear Bio and at the beginning of fiscal year 2024 we completed the acquisition of Lunaphore, a leading developer of fully automated spatial biology solutions. Bio-Techne also obtained a 19.9% ownership stake in Wilson Wolf and will acquire the remaining ownership no later than the end of calendar year 2027. We have also continued participating in our collaborative marketing venture, ScaleReady LLC, with Wilson Wolf and another partner, which addresses the needs of the rapidly expanding cell and gene therapy market. While we believe these business ventures will advance our business strategies and support our growth plans, we may not be successful in managing or integrating them into our Company. Acquisitions, investments, joint ventures and strategic relationships involve a number of additional financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which could adversely affect our business and our financial results:

●	businesses, technologies, services and products that we acquire or invest in sometimes under-perform relative to our expectations and the price that we paid, fail to perform in accordance with our anticipated timetable or fail to achieve and/or sustain profitability;

●	we from time to time incur or assume debt in connection with our acquisitions and investments, which can result in increased borrowing costs and interest expense and diminish our future access to the capital markets;

●	acquisitions, investments, joint ventures or strategic relationships can cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;

●	acquisitions, investments, joint ventures or strategic relationships can create demands on our management, operational resources and financial and internal control systems that we may be unable to effectively address;

●	we can experience difficulty in integrating cultures, personnel, operations and financial and other controls and systems and retaining key employees and customers;

●	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship;

●	we have assumed and may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies can increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;

●	in connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which can have unpredictable financial results; and

●	investing in or making loans to early-stage companies often entails a high degree of risk, and we may not always achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.

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

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel representing diverse backgrounds, experiences and skill sets are critical to our success. The market for highly skilled workers and leaders in our businesses, particularly in the areas of science and technology, is extremely competitive. While retention improved in fiscal 2025, a number of our businesses and departments continued to face recruitment and retention challenges, and faced labor availability constraints and inflationary costs. Our growth by acquisition also creates challenges in retaining employees. As we integrate past and future acquisitions and evolve our corporate culture to incorporate new workforces, some employees may not find such integration or cultural changes appealing. The failure to attract and retain such personnel could adversely affect our business.

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

We generally sell our products and services in industries that are characterized by rapid technological change, frequent new product introductions and new market entrants and competitors. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our business and financial results will suffer. Our success will depend on several factors, including our ability to:

●	correctly identify and/or predict customer needs and preferences;

●	allocate our research funding to products with higher growth prospects;

●	anticipate and respond to our competitors’ development of new products and technological innovations;

●	differentiate our offerings from our competitors’ offerings and avoid our products from becoming commodities;

●	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;

●	obtain adequate intellectual property rights with respect to key technologies;

●	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;

●	obtain necessary regulatory approvals of appropriate scope (including with respect to certain diagnostic medical device products by demonstrating satisfactory clinical results where applicable, as well as achieving third-party reimbursement); and

●	stimulate customer demand for and convince customers to adopt new technologies.

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

These risks are particularly pronounced in countries in which we do business that do not have levels of protection of corporate proprietary information, intellectual property, technology and other assets comparable to the United States. We operate globally, with manufacturing operations in Canada, Switzerland, China and the UK, and approximately 44% of our revenue in fiscal 2025 was from outside the United States. The laws, regulations and enforcement mechanisms in other countries may in some cases be less protective of our intellectual property rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights can adversely impact our business and financial results.

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

We currently have a Credit Agreement that provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 16, 2025, the Company had drawn $313 million under the Credit Agreement.

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

International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2025, currency translation had a favorable effect of approximately $3 million on revenues due to the value of the U.S. dollar relative to other currencies in which the Company sells products and services.

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States. We anticipate that there may be additional impact to us in the future from the One Big Beautiful Bill Act.

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

For many years, our Board has declared quarterly dividends. In the future, our Board may reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

We have agreements relating to the sale of our products to government entities in the U.S. and elsewhere and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government (less than 2% of our fiscal 2025 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

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

The U.S. has announced and/or implemented new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs, or changes to existing tariffs, by a number of countries. Beginning in early April 2025, the U.S. implemented and/or announced tariffs on imports from a wide range of countries, and which has prompted a number of countries to impose retaliatory tariffs and/or changes to existing tariffs. Many of these tariffs and announcements underwent continued revision, with certain tariff levels increasing while others decreased. Additionally, the U.S. and a number of other countries have implemented a number of product- and industry- specific exclusions, though these exclusions have been subject to revision and/or announced revision as well. As of the date of this report, a number of the recently-imposed tariffs remain in effect, including significant tariffs between the U.S. and China. Collectively, these tariffs have increased and will continue to increase the cost to us of supplies and components we import, as well as our cost to serve certain markets, which in turn will require us to bear significant increased costs to do business, and/or implement surcharges, and/or increase the price of certain of our products. As a result of any surcharge or price increase, there may be an adverse impact on the demand for our products, as well as an adverse impact as to our ability to serve the market in certain countries. The increased cost of importing raw materials and components from certain countries may disrupt our supply chains, with related impacts to our operations. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline. The U.S. and/or other countries may implement additional tariffs and/or other responsive or retaliatory measures, and which would exacerbate the risks and adverse effects noted above. Though the risks identified above in certain cases have already adversely impacted parts of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.

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

If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of personal or health information, it could be subject to monetary fines, civil penalties and/or criminal sanctions. In the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy and security regulations, including the expanded requirements under U.S. Health Information Technology for Economic and Clinical Health Act (HITECH), establish comprehensive standards with respect to the use and disclosure of protected health information (PHI) by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. HIPAA restricts the Company’s ability to use or disclose PHI, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. If the laboratory operations use or disclose PHI improperly under these privacy regulations, they may incur significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 1C. CYBERSECURITY

Cybersecurity Governance and Oversight

Bio-Techne’s cybersecurity program is led by the Company’s Chief Information Officer (“CIO”), with day-to-day management and administration of our cybersecurity program performed by the Director of IT Infrastructure and Security and the IT Security Operations team. The Director of IT Infrastrcuture and Security reports to the CIO, and the CIO reports to the Chief Financial Officer. The CIO is supported by the Incident Response Team (“IRT”), a multi-disciplinary management committee comprising senior members from the Security Operations Team, legal, finance, internal audit and other functions. The IRT supports the CIO in supporting and reviewing information security risks and in the event of a cybersecurity incident provides leadership with respect to incident response, investigation, mitigation and remediation.

In addition to leadership and support within management, we also work with security service providers to monitor for vulnerabilities and threats, and which are reported to the Security Operations team. All employees are trained and tested annually on cybersecurity risks, and we continually perform simulated phishing exercises. We also conduct periodic tabletop exercises for key personnel involved in cybersecurity risk management, including the IRT.

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

Bio-Techne’s General Counsel updates the Audit Committee multiple times per year regarding Bio-Techne’s cybersecurity programs, including regularly-tracked metrics on incident response, internal security testing, and measures implemented to monitor and address cybersecurity risks and threats, as appropriate. The Audit Committee regularly updates the full Board on these matters. In addition, on at least an annual basis, the CIO provides the full Board with a thorough review of the Company’s cybersecurity program, including current status, industry risks and exposure, and future strategy.

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

Cybersecurity Risk Management and Strategy

Bio-Techne’s cybersecurity strategy is to maintain and fortify a secure, actively-monitored environment for our internal and our customers’ data while supporting our and our customers’ business needs. Our cybersecurity program follows industry standards and best practice for preventing, detecting, remediating, and mitigating potential cybersecurity threats, including regular processes to identify, evaluate and manage potential risks.

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

We conduct periodic risk assessments, including with support from external vendors, to assess our cyber program, identify areas of enhancement, and develop strategies for the mitigation of cyber risks. We also conduct regular security testing and have established a vulnerability management process supported by security testing, for the treatment of identified security risks based on severity, including risks arising from our use of third-party providers software and service providers. In addition to our evolving processes and systems, we foster a culture of cybersecurity education, training, and testing. Every year, employees must take and pass rigorous information security and protection training.

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

ITEM 2. PROPERTIES

The Company owns the facilities that its headquarters and R&D Systems subsidiary occupy in Minneapolis, Minnesota. The Minneapolis facilities are utilized by both the Company’s Protein Sciences and Diagnostics and Spatial Biology segments.

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

The Company owns a 34,000 square foot manufacturing facility in Flowery Branch, Georgia. This facility is currently being held-for-sale.

The Company owns a 16,000 square foot facility that its Bio-Techne Europe subsidiary occupies in Abingdon, England. This facility is utilized by the Company’s Protein Sciences and Diagnostics and Spatial Biology segments.

The Company owns a 9,000 square foot facility that its Canada subsidiaries occupy in Toronto, Canada. This facility is utilized by the Company’s Protein Sciences segment.

The Company owns a 53,000 square foot manufacturing facility in Wallingford, Connecticut. This facility is utilized by the Company’s Protein Sciences segment.

The Company leases the following material facilities, which are utilized by both the Company’s Protein Sciences segment the Diagnostics & Spatial Biology segment. Certain locations are not named because they were not significant individually or in the aggregate as of the date of this report.

Subsidiary	Location	Type	Square Feet

Bio-Techne China	Shanghai and Beijing, China	Office/warehouse	34,000
Tocris	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	41,000
PrimeGene	Shanghai, China	Office/manufacturing/lab	59,000
Bionostics	Devens, Massachusetts	Office/manufacturing	70,000
Novus Biologicals	Centennial, Colorado	Office/warehouse	74,000
ProteinSimple	San Jose, California	Office/manufacturing/warehouse	98,000
ProteinSimple Ltd.	Ottawa, Canada	Office/manufacturing/warehouse	11,000
Cliniqa	San Marcos, California	Office/manufacturing/warehouse	63,000
Advanced Cell Diagnostics	Newark, California	Office/manufacturing/warehouse	56,000
Bio-Techne France	Rennes, France	Office/warehouse	11,000
Exosome Diagnostics	Waltham, Massachusetts	Office/manufacturing/warehouse	38,000
Asuragen	Austin, Texas	Office/manufacturing/warehouse	47,000
Bio-Techne Ireland	Dublin, Ireland	Warehouse	25,000
Lunaphore	Tolochenaz, Switzerland	Office/manufacturing/warehouse	26,000

ITEM 3. LEGAL PROCEEDINGS

As of August 22, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

Holders of Common Stock and Dividends Paid

As of August 12, 2025, there were over 170,000 beneficial shareholders of the Company’s common stock and over 110 shareholders of record. The Company paid annual cash dividends totaling $50.4 million, $50.4 million, and $50.3 million in fiscal 2025, 2024, and 2023, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future.

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

Issuer Purchases of Equity Securities

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorized the Company to purchase up to $400 million in stock. Additionally, the Board approved a new share repurchase plan on April 30, 2025, to replace the previous share repurchase plan, that authorizes the Company to purchase up to $500 million of the Company’s stock. The table below sets forth certain information regarding our purchases of common stock in open market transactions during fiscal 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	—	$—	—	$180,739,094
August 1 - August 31, 2024	—	—	—	180,739,094
September 1 - September 30, 2024	—	—	—	180,739,094
July 1 - September 30, 2024	—	—	—
October 1 - 31, 2024	—	—	—	180,739,094
November 1 - 30, 2024	1,118,492	67.62	1,118,492	105,110,738
December 1 - 31, 2024	—	—	—	105,110,738
October 1 - December 31, 2024	1,118,492	67.62	1,118,492
January 1 - 31, 2025	—	—	—	105,110,738
February 1 - 29, 2025	1,488,563	67.21	1,488,563	5,066,126
March 1 - 31, 2025	—	—	—	5,066,126
January 1 - March 31, 2025	1,488,563	67.21	1,488,563
April 1 - 30, 2025	—	—	—	505,066,126
May 1 - 31, 2025	1,943,140	51.49	1,943,140	405,007,867
June 1 - 30, 2025	—	—	—	405,007,867
April 1 - June 30, 2025	1,943,140	51.49	1,943,140
July 1, 2024 - June 30, 2025	4,550,195	60.60	4,550,195

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P 500 Index and the S&P 500 Life Sciences Tools and Services Index. The comparison assumes $100 was invested on the last trading day before July 1, 2019 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company became part of the S&P 500 Index during fiscal 2022.

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

We manage the business in two operating segments – our Protein Sciences segment and our Diagnostics and Spatial Biology segment. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, exosome-based molecular diagnostic assays, advanced tissue-based in-situ hybridization assays and instrumentation for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. As disclosed in Note 4, the Company completed the acquisition of Lunaphore in fiscal 2024 for $169.7 million, in a cash-free, debt-free acquisition. We also purchased a 19.9% investment in Wilson Wolf in fiscal 2023 and, as disclosed in Note 1, will acquire the remaining shares in Wilson Wolf by the end of calendar year 2027, or earlier depending on the achievement of certain future milestones.

OVERALL RESULTS

Operational Update

For fiscal 2025, consolidated net sales increased 5% to $1.2 billion as compared to fiscal 2024. Organic growth was 5%, and foreign currency translation and a business held-for-sale did not have a material impact. Organic revenue growth was primarily driven by strong commercial execution in our Protein Sciences segment.

Consolidated net earnings for fiscal 2025 decreased 56% compared to fiscal 2024. The decrease in earnings was impacted by a non-recurring loss on an arbitration award, impairment of assets held-for-sale, and restructuring and restructuring-related charges. After adjusting for cost recognized upon sale of acquired inventory, intangibles amortization, acquisition-related costs, certain litigation charges, gain on sale of investments, stock-based compensation, restructuring and restructuring-related costs, impairment of assets held-for-sale, and impact of business held-for-sale, adjusted net earnings increased 8% in fiscal 2025 as compared to fiscal 2024. Adjusted net earnings was primarily impacted by favorable volume leverage within Protein Sciences.

For fiscal 2024, consolidated net sales increased 2% as compared to fiscal 2023. Organic growth was 1%, with acquisitions having a favorable impact of 1%. Foreign currency translation and a business held-for-sale did not have a material impact. Organic revenue growth was primarily driven by strong commercial execution in our Diagnostics and Spatial Biology segment.

Consolidated net earnings for fiscal 2024, including non-controlling interest, decreased 41% compared to fiscal 2023. The decrease in earnings was driven by a non-recurring gain on the sale of our ChemoCentryx, Inc. (CCXI) investment, a non-recurring gain on the sale of our investment in Eminence, and a non-recurring benefit related to the fair value of contingent consideration during fiscal 2023.

RESULTS OF OPERATIONS

Net Sales

Consolidated organic net sales exclude the impact of companies acquired during the first 12 months post-acquisition and the effect of the change from the prior year in exchange rates used to convert sales in foreign currencies (primarily the euro, British pound sterling, Chinese yuan, and Swiss franc) into U.S. dollars.

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2025	2024	2023

Organic sales growth	5%	1%	5%
Acquisitions sales growth	0%	1%	0%
Impact of foreign currency fluctuations	0%	0%	(2)%
Impact of business held for sale	0%	0%	—%
Consolidated net sales growth	5%	2%	3%

Consolidated net sales by segment were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Protein Sciences	$870,245	$830,902	$845,747
Diagnostics and Spatial Biology	346,263	326,392	292,602
Other revenue(1)	4,152	4,153	—
Intersegment	(1,025)	(2,387)	(1,647)
Consolidated net sales	$1,219,635	$1,159,060	$1,136,702
(1)	Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. The years ended June 30, 2025 and 2024 include the twelve and six month results, respectively, while the business has met the held-for-sale criteria.

In fiscal 2025, Protein Sciences segment net sales increased 5% compared to fiscal 2024. A business within the Protein Sciences Segment met the criteria as held-for-sale since December 31, 2023. The exclusion of fiscal 2025 sales related to the held-for-sale business did not have a material impact on sales. Organic revenue for the segment increased 5% for the fiscal year, and foreign currency exchange did not have a material impact on revenue growth. Segment revenue was driven  by strong proteomic analytical solutions and cell therapy performance and commercial execution.

In fiscal 2025, Diagnostics and Spatial Biology segment net sales increased 6% compared to fiscal 2024. Organic growth for the segment was 6% and foreign currency exchange did not have a material impact on revenue growth. Segment growth was driven by broad based molecular diagnostics performance and Lunaphore’s organic growth.

In fiscal 2024, Protein Sciences segment net sales decreased 2% compared to fiscal 2023. A business within the Protein Sciences Segment met the criteria as held-for-sale since December 31, 2023. The exclusion of third and fourth quarter of fiscal 2024 sales related to a held-for-sale business reduced sales by 1%. Organic revenue for the segment declined 2% for the fiscal year, with foreign currency exchange having a favorable impact of 1% on revenue. Segment revenue was impacted by broad based headwinds.

In fiscal 2024, Diagnostics and Spatial Biology segment net sales increased 12% compared to fiscal 2023. Organic growth for the segment was 6% with acquisitions having a 5% impact and foreign currency exchange having a favorable impact of 1% on revenue growth. Segment growth was driven by broad based molecular diagnostics performance and Lunaphore.

Gross Margins

Consolidated gross margins were 64.8%, 66.4%, and 67.7% in fiscal 2025, 2024, and 2023. Consolidated gross margin in fiscal year 2025 was impacted by the reinstatement of incentive accruals and product mix. Excluding the impact of acquired inventory sold, amortization of intangibles, stock compensation expense, restructuring and restructuring-related costs, impact of business held-for-sale, and the impact of partially-owned consolidated subsidiaries, adjusted gross margins were 70.4%, 71.0%, and 71.7% in fiscal 2025, 2024, and 2023, respectively. Fiscal 2025 consolidated gross margin was impacted by the resinstatement of incentive accruals and an unfavorable product mix when compared to the prior period. Fiscal 2024 consolidated gross margin was impacted by the Lunaphore acquisition when compared to the prior period. Fiscal 2023 consolidated gross margin was unfavorably impacted by foreign currency exchange and strategic growth investments including the Namocell acquisition.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization included in Cost of sales, restructuring and restructuring-related expenses, and impact of business held-for-sale is as follows:

	Year Ended June 30,
	2025	2024	2023
Total consolidated net sales	$1,219,635	$1,159,060	$1,136,702
Business held-for-sale(2)	4,152	4,153	—
Revenue from recurring operations	$1,215,483	$1,154,907	$1,136,702

Gross margin - GAAP	$790,272	$769,725	$769,815
Gross margin percentage - GAAP	64.8%	66.4%	67.7%

Identified adjustments:
Costs recognized upon sale of acquired inventory	$751	$729	$400
Amortization of intangibles	44,035	46,609	44,337
Stock-based compensation, inclusive of employer taxes	1,298	825	948
Restructuring and restructuring-related costs	20,094	3,348	—
Impact of partially-owned consolidated subsidiaries(1)	—	—	(1,457)
Impact of business held-for-sale(2)	(147)	(943)	—
Adjusted gross margin	$856,303	$820,293	$814,043
Adjusted gross margin percentage(3)	70.4%	71.0%	71.7%
(1)	Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

(2)	Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. The years ended June 30, 2025 and 2024 include the twelve and six month results, respectively, while the business has met the held-for-sale criteria.

(3)	Adjusted gross margin percentage excludes the revenue and the gross margin of the business held-for-sale.

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

Management uses adjusted operating results to monitor and evaluate performance of the Company’s two segments. Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2025	2024	2023

Protein Sciences	75.6%	75.7%	75.3%
Diagnostics and Spatial Biology	57.3%	58.7%	61.2%

The decrease in the Protein Sciences segment’s gross margin percentage for fiscal 2025 as compared to fiscal 2024 was primarily attributable to the mix of product sales within the segment. The change in the Protein Sciences segment’s gross margin percentage for fiscal 2024 compared to fiscal 2023 was primarily attributable to the exclusion of a business held-for-sale.

The decrease in the Diagnostics and Spatial Biology segment’s gross margin percentage for fiscal 2025 as compared to fiscal 2024 is primarily attributable to reinstatement of incentive accruals and an unfavorable mix of product sales within the segment. The change in the Diagnostics and Spatial Biology segment’s gross margin percentage for fiscal 2024 as compared to fiscal 2023 is due to the Lunaphore acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $122.1 million (26%) in fiscal 2025 when compared to fiscal 2024. Selling, general, and administrative expenses increased primarily due to a non-recurring arbitration award and impairment of assets held-for-sale.

Selling, general and administrative expenses increased $88.0 million (23%) in fiscal 2024 when compared to fiscal 2023. Selling, general, and administrative expenses increased primarily due to the Lunaphore acquisition, impairment of assets held-for-sale, certain litigation charges, restructuring and restructuring-related charges, and CEO transition charges.

Consolidated Selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2025	2024	2023

Protein Sciences	$230,046	$217,595	$203,834
Diagnostics and Spatial Biology	136,103	127,131	101,805
Total segment expenses	366,149	344,726	305,639
Amortization of intangibles	31,285	31,710	32,076
Acquisition related expenses	11,672	6,980	(9,965)
Certain litigation charges	41,827	3,506	—
Restructuring and restructuring-related costs	8,137	8,896	3,829
Stock-based compensation	40,860	39,452	40,269
Impairment of assets held-for-sale	80,503	21,963	—
Corporate selling, general and administrative expenses	8,088	9,142	6,530
Total selling, general and administrative expenses	$588,521	$466,375	$378,378

Research and Development Expenses

Research and development expenses increased $2.8 million (3%) and $4.2 million (5%) in fiscal 2025 and 2024, respectively, as compared to prior year periods. The increase in research and development expenses in fiscal 2025 and fiscal 2024 compared to the prior periods was primarily attributable to strategic growth investments including the acquisition of Lunaphore in fiscal 2024.

Consolidated research and development expenses were composed of the following (in thousands):

	Year Ended June 30,
	2025	2024	2023

Protein Sciences	$58,607	$56,911	$58,251
Diagnostics and Spatial Biology	40,889	39,753	34,242
Total research and development expenses	$99,496	$96,664	$92,493

Net Interest Income / (Expense)

Net interest income/(expense) for fiscal 2025, 2024, and 2023 was ($4.6) million, ($12.4) million, and ($7.8) million, respectively. During fiscal 2025, average monthly outstanding debt was lower than fiscal 2024 leading to decreased interest expense compared to fiscal 2024.

Net interest expense in fiscal 2024 increased when compared to fiscal 2023 as average monthly outstanding debt was higher than fiscal 2023, leading to increased interest expense compared to fiscal 2023.

Other Non-Operating Income / (Expense), Net

Other non-operating income/(expense), net, consists of foreign currency transaction gains and losses, rental income, building expenses related to rental property and the Company’s gains and losses on investments as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023

Foreign currency gains (losses)	$1,447	$(726)	$676
Rental income	356	305	426
Real estate taxes, depreciation and utilities	(1,590)	(1,630)	(1,810)
Gain (Loss) on investment	—	283	49,328
Gain (Loss) on equity method investment	938	(6,841)	(1,143)
Miscellaneous (expense) income	(320)	25	43
Other non-operating income (expense), net	$831	$(8,584)	$47,520

During fiscal 2025, the Company recognized a gain of $0.9 million related to our equity method investment in Wilson Wolf.

During fiscal 2024, the Company recognized losses of $6.8 million related to our equity method investment in Wilson Wolf.

During fiscal 2023, the Company recognized gains of $37 million related to the sale of our CCXI investment, $11.7 million related to the sale of our Eminence investment, and a gain of $0.4 million related to the change in fair value of our exchange traded bond funds. Additionally, the Company recognized losses of $1.1 million related to our equity method investment in Wilson Wolf.

Income Taxes

Income taxes for fiscal 2025, 2024, and 2023 were at effective rates of 25.5%, 9.5%, and 15.7%, respectively, of consolidated earnings before income taxes. The change in the effective tax rate for fiscal 2025 compared to fiscal 2024 was driven by share-based compensation as the number of stock option exercises increased compared to the prior year comparative period. The Company had share-based compensation excess tax benefits of $4.5 million in fiscal 2025. The Company’s discrete tax benefits in fiscal 2024 primarily related to share-based compensation excess tax benefits of $18.4 million. The Company’s discrete tax benefits in fiscal 2023 primarily related to share-based compensation excess tax benefits of $12.3 million.

Net Earnings

Non-GAAP adjusted consolidated net earnings and earnings per share are as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023

Net earnings before taxes - GAAP	$98,463	$185,689	$338,659
Identified adjustments attributable to Bio-Techne:
Costs recognized upon sale of acquired inventory	751	729	400
Amortization of intangibles	75,321	78,318	76,413
Amortization of Wilson Wolf intangible assets and acquired inventory	9,959	15,686	2,805
Acquisition related expenses and other	12,738	7,564	(9,147)
Certain litigation charges	41,827	3,506	—
Gain on sale of partially-owned consolidated subsidiaries	—	—	(11,682)
Stock based compensation, inclusive of employer taxes	42,158	40,277	41,217
Restructuring and restructuring-related costs	28,231	12,245	3,829
Investment gain and other non-operating	—	(283)	(37,646)
Impairment of assets held-for-sale	80,503	21,963	—
Impact of partially-owned subsidiaries(1)	—	—	(420)
Impact of business held-for-sale(2)	479	(525)	—
Earnings before taxes - Adjusted(1,2)	$390,430	$365,169	$404,428

Non-GAAP tax rate	21.5%	22.0%	20.5%
Non-GAAP tax expense	$83,973	$80,420	$82,948
Non-GAAP adjusted net earnings attributable to Bio-Techne(1,2)	$306,457	$284,749	$321,480
Earnings per share - diluted - Adjusted(1,2)	$1.92	$1.77	$1.99
(1)	Includes the quarterly results of the partially-owned consolidated subsidiary prior to the sale of this partially-owned consolidated subsidiary to a third party in the first fiscal quarter of 2023.

(2)	Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. The years ended June 30, 2025 and 2024 include the twelve and six month results, respectively, while the business has met the held-for-sale criteria.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for fiscal 2025, 2024, and 2023.

	Year Ended June 30,
	2025	2024	2023

GAAP effective tax rate	25.5%	9.5%	15.7%
Discrete items	0.8	14.0	3.4
Impact of non-taxable net gain	—	—	0.7
Long-term GAAP tax rate	26.3%	23.5%	19.8%

Rate impact items
Stock based compensation	(3.1)%	(2.5)%	(1.4)%
Other	(1.7)	1.0	2.1
Total rate impact items	(4.8)%	(1.5)%	0.7%
Non-GAAP adjusted tax rate	21.5%	22.0%	20.5%

Refer to Note 12 for additional discussion relating to the change in discrete tax items between fiscal 2025 and fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2025 were $162.2 million compared to $152.9 million at June 30, 2024. Included in the available-for-sale investments were certificates of deposit that have contractual maturity dates within one year of $1.1 million as of June 30, 2024. There were no certificiates of deposit as of June 30, 2025.

At June 30, 2025, approximately 34% of the Company’s cash and cash equivalent account balances of $55.2 million were located in the U.S., with the remainder located in primarily in Canada, China, the U.K. and other European countries.

At June 30, 2025, we had $346.0 million in borrowings under the revolving credit facility, resulting in $654.0 million of unutilized availability under our revolving credit facility.

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

Cash Flows From Operating Activities

The Company generated cash from operations of $287.6 million, $299.0 million, and $254.4 million in fiscal 2025, 2024, and 2023, respectively. The decrease in cash generated from operating activities in fiscal 2025 as compared to fiscal 2024 was mainly a result of changes in the timing of cash payments on certain operating assets and liabilities. The increase in cash generated from operating activities in fiscal 2024 as compared to fiscal 2023 was mainly a result of changes in the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures to enable revenue growth.

During fiscal 2024, the Company acquired Lunaphore for $169.7 million in cash-free, debt-free acquisition. During fiscal 2023, the Company acquired Namocell for $101.2 million, net of cash acquired. There were no acquisitions in fiscal 2025.

During fiscal 2025, the Company invested $15.0 million into Spear Bio. Additionally in fiscal 2025, the Company received $2.4 million from the sale of assets held-for-sale. There were no comparable activities in fiscal 2024 and 2023.

During the first fiscal quarter of 2023, the Company sold its remaining shares in Eminence, its partially-owned consolidated subsidiary, for $17.8 million. There were no sales of businesses in fiscal 2025 or 2024.

In the first fiscal quarter of 2023, the Company sold its remaining shares in its investment in CCXI for $73.2 million. There were no comparable activities in fiscal 2025 and 2024.

The Company’s net proceeds from the purchase, sale and maturity of available-for-sale investments in fiscal 2025, 2024, and 2023 were $1.1 million, $22.6 million, and $14.7 million, respectively. During fiscal 2025, the Company’s proceeds in available-for-sale investments relates to our certificates of deposits maturing. During fiscal 2024, the Company’s proceeds in available-for-sale investments relates to the sale of our exchange traded investment grade bond funds. The proceeds during fiscal 2023 relates to the sale of excess cash in certificates of deposit that matured. The Company’s investment policy is to place excess cash in certificates of deposit with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions in fiscal 2025, 2024, and 2023 were $31.0 million, $62.9 million, and $38.2 million. Fiscal 2025 capital expenditures related to investments in new buildings, machinery, construction in progress, and IT equipment. Fiscal 2024 capital expenditures related to investments in new buildings, machinery, construction in progress, and IT equipment. Fiscal 2023 capital expenditures related to investments in new buildings, machinery, and IT equipment. Capital additions planned for fiscal 2026 are approximately $42 million and are expected to be financed through currently available cash and cash generated from operations.

During fiscal 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of June 30, 2025, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028. During fiscal 2025 and 2024, the Company received distributions from Wilson Wolf of $7.3 million and $7.0 million, repectively.

Cash Flows From Financing Activities

In fiscal 2025, 2024, and 2023, the Company paid cash dividends of $50.4 million, $50.4 million, $50.3 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $51.7 million, $60.9 million, $29.8 million, for the exercise of options for 1,209,000, 2,240,000, and 1,578,000 shares of common stock in fiscal 2025, 2024 and 2023, respectively.

During fiscal 2025, 2024, and 2023, the Company repurchased $275.7 million, $80.0 million, and $19.6 million, respectively, in share repurchases included as a cash outflow within Financing Activities.

During fiscal 2025, 2024, and 2023, the Company drew $104.0 million, $225.0 million, and $619.7 million, respectively, under its revolving line-of-credit facility. Repayments of $77.0 million, $256.0 million, and $525.7 million were made on its line-of-credit in fiscal 2025, 2024, and 2023, respectively.

During fiscal 2025, 2024 and 2023, the Company paid $6.5 million, $21.9 million and $28.9 million, respectively, for taxes remitted on behalf of participants in net share settlement transactions, restricted stock, and restricted stock units.

The other financing activity during fiscal 2023 is primarily related to fees for the amended Credit Agreement that occurred in the first fiscal quarter. There was no comparable activity in fiscal 2025 or fiscal 2024.

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

The fair value of acquired technology is generally the primary asset identified and therefore estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the primary asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as trade names and in-process research and development, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the primary asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The trade name fair value is generally calculated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the technology to estimate the royalty savings. In-process research and development assets are valued using the multi-period excess earnings method when the cash flows from the in-process research and development assets are separately identifiable from the primary asset. In circumstances that customer relationship assets are identified that are not the primary asset, they are valued using the distributor model income approach, which isolates revenues and cash flow associated with the sales and distribution function of the entity and attributable to customer-related assets, which are then discounted at a rate of return commensurate with the risk of the asset to calculate a present value.

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

Impairment of Goodwill

Goodwill

Goodwill was $980.9 million as of June 30, 2025, which represented 38% of total assets. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year, or more frequently if events occur or circumstances change that could indicate a possible impairment.

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

The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation for goodwill is an assessment of factors including reporting unit specific operating results as well as industry and market conditions, overall financial performance, and other relevant events and factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass the qualitative assessment for its reporting units and perform a quantitative test.

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

For fiscal 2025, we elected to perform a quantitative analysis for all five reporting units. The Company determined, after performing the quantitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts. During the fourth quarter of fiscal 2025, as part of restructuring actions, certain assets and liabilities associated with a disposal group in our Diagnostics and Spatial Biology segment were classified as held-for-sale as of May 31, 2025. Given the upcoming divestiture, the Company identified a triggering event and performed impairment testing during May 2025. The impairment test resulted in a total impairment charge of $83.1 million, which includes the allocated goodwill, which we have further described within Note 14. The Company did not identify any additional triggering events after our annual goodwill impairment analysis through June 30, 2025, the date of our Consolidated Balance Sheets, that would require an additional goodwill impairment assessment to be performed.

For fiscal 2024, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2024. During the second quarter of fiscal 2024, as part of restructuring actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023. Given the upcoming divestiture, the Company identified a triggering event and performed impairment testing during the second half of fiscal 2024. The impairment test resulted in a total impairment charge of $22.0 million, which includes the allocated goodwill, which we have further described within Note 14. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2024, the date of our Consolidated Balance Sheets, that would require an additional goodwill impairment assessment to be performed.

For fiscal 2023, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it was more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2023. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2023, the date of our Consolidated Balance Sheets, that would require an additional goodwill impairment assessment to be performed.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during fiscal 2025 and those not yet adopted can be found under caption “Note 1: Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements appear in Item 8 of this report.

SUBSEQUENT EVENTS

On August 5, 2025, the Company announced the execution of a definitive agreement to sell the Exosome Diagnostics business for $15 million including $5 million of stock of the acquiring company at closing with the remainder received over the following four years. The transaction is expected to close during the first quarter of fiscal 2026.

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

Our non-GAAP financial measure of organic revenue represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, the impact of businesses held-for-sale, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from businesses held-for-sale are excluded from our organic revenue calculation starting on the date they become held-for-sale as those revenues will not be comparative in future periods. Revenues from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-owned consolidated subsidiaries in fiscal 2025 and 2024 due to the sale of Eminence in the first quarter of fiscal 2023. Revenue from partially-owned consolidated subsidiaries was $2.0 million for fiscal 2023.

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

Readers are encouraged to review the reconciliations of the adjusted financial measures used in management’s discussion and analysis of the financial condition of the Company to the most directly comparable GAAP financial measures provided within the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 32% of the Company’s consolidated net sales in fiscal 2025 were made in foreign currencies, including 15% in euro, 4% in British pound sterling, 5% in Chinese yuan, 3% in Canadian dollars, 1% in Swiss francs, and the remaining 4% in other currencies. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro, British pound sterling, Chinese yuan, Canadian dollar, and Swiss franc as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro, British pound sterling, Chinese yuan, Canadian dollar, Swiss franc and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2025	2024	2023
Euro
High	$1.17	$1.10	$1.10
Low	1.04	1.06	0.98
Average	1.09	1.08	1.05
British pound sterling
High	$1.37	$1.29	$1.27
Low	1.24	1.22	1.11
Average	1.30	1.26	1.21
Chinese yuan
High	$0.14	$0.14	$0.15
Low	0.14	0.14	0.14
Average	0.14	0.14	0.14
Canadian dollar
High	$0.74	$0.76	$0.78
Low	0.69	0.72	0.73
Average	0.72	0.74	0.74
Swiss franc
High	$1.26	$1.19	$1.12
Low	1.10	1.09	1.00
Average	1.16	1.13	1.07

The Company’s exposure to foreign exchange rate fluctuations also arises from trade receivables and intercompany payables denominated in one currency in the financial statements, but receivable or payable in another currency.

The Company does not enter into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on forecasted intercompany sales transactions or on intercompany foreign currency denominated balance sheet positions. Foreign currency transaction gains and losses are included in Other non-operating (income) expense, net in the Consolidated Statements of Earnings and Comprehensive Income. The effect of translating net assets of foreign subsidiaries into U.S. dollars are recorded on the Consolidated Balance Sheets as part of Accumulated other comprehensive loss.

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2025 levels against the euro, British pound sterling, Chinese yuan, Canadian dollar and Swiss francs are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries	$4,166
Decrease in translation of net assets of foreign subsidiaries	60,580
Additional transaction gain	(698)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Bio-Techne Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries (the Company) as of June 30, 2025 and June 30, 2024, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and June 30, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 22, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over net sales

As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue for sales of consumables and instruments at a point in time following the transfer of control of such products to the customer. The Company recorded $1,219.6 million of net sales for the year ended June 30, 2025.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the dispersion of the Company’s net sales generating activities across locations. This included determining the Company locations at which procedures were performed.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations at which those procedures were to be performed. At each Company location where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales processes, including the Company’s controls over the accurate recording of sales amounts. We 1) performed software-assisted data analyses to test the relationships among certain sales transactions and 2) assessed the recorded net sales for a selection of transactions by comparing the amounts recognized for consistency with underlying documentation, including contracts with customers, shipping documentation, customer acceptance, and payments.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Minneapolis, Minnesota
August 22, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Bio-Techne Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Bio-Techne Corporation and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated August 22, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 22, 2025

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

	Year Ended June 30,
	2025	2024	2023

Net sales	$1,219,635	$1,159,060	$1,136,702
Cost of sales	429,363	389,335	366,887
Gross margin	790,272	769,725	769,815

Operating expenses:
Selling, general and administrative	588,521	466,375	378,378
Research and development	99,496	96,664	92,493
Total operating expenses	688,017	563,039	470,871
Operating income	102,255	206,686	298,944

Other income (expense)
Interest expense	(8,509)	(15,736)	(11,215)
Interest income	3,886	3,323	3,410
Other non-operating income (expense), net	831	(8,584)	47,520
Total other income (expense), net	(3,792)	(20,997)	39,715
Earnings before income taxes	98,463	185,689	338,659
Income taxes	25,063	17,584	53,217
Net earnings	73,400	$168,105	$285,442
Net earnings attributable to noncontrolling interest	—	—	179
Net earnings attributable to Bio-Techne	$73,400	168,105	285,263
Other comprehensive income (loss):
Foreign currency translation income (loss)	24,002	(7,492)	4,191
Foreign currency translation reclassified to earnings with Eminence deconsolidation	—	—	119
Unrealized gains (losses) on derivative instruments - cash flow hedges, net of tax	(5,566)	(4,760)	4,793
Other comprehensive income (loss)	18,436	(12,252)	9,103
Other comprehensive income (loss) attributable to noncontrolling interest	—	—	(33)
Other comprehensive income (loss) attributable to Bio-Techne	18,436	(12,252)	9,136
Comprehensive income	$91,836	$155,853	$294,399

Earnings per share:
Basic	$0.47	$1.07	$1.81
Diluted	$0.46	$1.05	$1.76

Weighted average common shares outstanding:
Basic	157,521	157,708	157,179
Diluted	159,717	160,774	161,855

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$162,186	$151,791
Short-term available-for-sale investments	—	1,072
Accounts receivable, less allowances of $4,215 and $4,386, respectively	206,876	241,394
Inventories	189,446	179,731
Current assets held-for-sale	12,332	9,773
Other current assets	37,460	33,658
Total current assets	608,300	617,419

Property and equipment, net	245,719	251,154
Right-of-use assets	73,399	91,285
Goodwill	980,935	972,663
Intangible assets, net	365,599	507,081
Deferred tax asset	10,307	—
Other assets	273,609	264,265
Total assets	$2,557,868	$2,703,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,311	$37,968
Salaries, wages and related accruals	65,791	49,818
Accrued expenses	25,663	24,886
Contract liabilities	32,571	27,930
Income taxes payable	10,770	3,706
Operating lease liabilities - current	14,098	12,920
Other current liabilities	1,645	2,151
Total current liabilities	175,849	159,379

Deferred income taxes	6,169	55,863
Long-term debt obligations	346,000	319,000
Operating lease liabilities	83,960	87,618
Other long-term liabilities	27,082	13,157

Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 154,972,196 and 158,216,258, respectively	1,550	1,582
Additional paid-in capital	911,089	820,337
Retained earnings	1,066,049	1,325,247
Accumulated other comprehensive loss	(59,880)	(78,316)
Total shareholders’ equity	1,918,808	2,068,850
Total liabilities and shareholders’ equity	$2,557,868	$2,703,867

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Bio-Techne Corporation and Subsidiaries

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances at June 30, 2022	156,644	$1,566	$652,467	$1,122,937	$(75,200)	$(759)	$1,701,011
Reclassification of cumulative translation adjustment for Eminence to non-operating income					152	(33)	119
Elimination of noncontrolling equity interest from sale of Eminence						613	613
Net earnings				285,263		179	285,442
Other comprehensive income					8,984		8,984
Share repurchases	(222)	(2)		(19,560)			(19,562)
Common stock issued for exercise of options	1,083	10	24,942	(22,163)			2,789
Common stock issued for restricted stock awards	63	1	(1)	(6,731)			(6,731)
Cash dividends				(50,285)			(50,285)
Stock-based compensation expense			38,315				38,315
Common stock issued to employee stock purchase plan	74	1	4,905				4,906
Employee stock purchase plan expense			915				915
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$—	$1,966,516
Net earnings				168,105			168,105
Other comprehensive loss					(12,252)		(12,252)
Share repurchases	(1,397)	(14)		(80,028)			(80,042)
Common stock issued for exercise of options	1,811	18	56,409	(16,534)			39,893
Common stock issued for restricted stock awards	91	1	(1)	(5,338)			(5,338)
Cash dividends				(50,419)			(50,419)
Stock-based compensation expense			37,136				37,136
Common stock issued to employee stock purchase plan	69	1	4,344				4,345
Employee stock purchase plan expense			906				906
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$—	$2,068,850
Net earnings				73,400			73,400
Other comprehensive income					18,436		18,436
Share repurchases	(4,550)	(45)	(1,807)	(275,686)			(277,538)
Common stock issued for exercise of options	1,138	11	47,258	(2,358)			44,911
Common stock issued for restricted stock awards	90	1	(1)	(4,163)			(4,163)
Cash dividends				(50,391)			(50,391)
Stock-based compensation expense			40,008				40,008
Common stock issued to employee stock purchase plan	78	1	4,469				4,470
Employee stock purchase plan expense			825				825
Balances at June 30, 2025	154,972	$1,550	$911,089	$1,066,049	$(59,880)	$—	$1,918,808

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

	Year Ended June 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$73,400	$168,105	$285,442
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	109,903	111,711	107,238
Costs recognized on sale of acquired inventory	751	729	400
Deferred income taxes	(51,107)	(39,447)	(29,567)
Stock-based compensation expense	40,833	38,042	39,230
Fair value adjustment to contingent consideration payable	—	(3,500)	(12,100)
Gain on sale of CCXI investment	—	—	(37,176)
(Gain) Loss on equity method investment	(938)	6,841	1,143
Asset impairment restructuring	21,312	2,634	—
Gain on sale of Eminence	—	—	(11,682)
Leases, net	685	1,708	2,059
Impairment of assets held-for-sale	80,503	21,963	—
Other operating activity	675	301	(17)
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	34,132	(20,533)	(20,867)
Inventories	(18,144)	(14,215)	(30,167)
Prepaid expenses	(14,372)	(3,146)	(4,585)
Trade accounts payable, accrued expenses, contract liabilities, and other	(13,954)	25,769	(7,908)
Salaries, wages and related accruals	15,408	12,618	(24,558)
Income taxes receivable	8,469	(10,599)	(2,492)
Net cash provided by (used in) operating activities	287,556	298,981	254,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	1,085	28,083	35,236
Purchases of available-for-sale investments	—	(5,526)	(20,500)
Proceeds from sale of CCXI investment	—	—	73,219
Additions to property and equipment	(31,006)	(62,877)	(38,244)
Acquisitions, net of cash acquired	—	(169,707)	(101,184)
Distributions from (Investments in) Wilson Wolf	7,291	6,997	(232,000)
Proceeds from sale of Eminence	—	—	17,824
Investment in Spear Bio	(15,000)	—	—
Proceeds from sale of assets held-for-sale	2,447	—	—
Net cash provided by (used in) investing activities	(35,183)	(203,030)	(265,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(50,391)	(50,419)	(50,285)
Proceeds from stock option exercises	51,739	60,935	29,813
Re-purchases of common stock	(275,731)	(80,042)	(19,562)
Borrowings under line-of-credit agreement	104,000	225,000	619,661
Repayments of long-term debt	(77,000)	(256,000)	(525,661)
Taxes paid on RSUs and net share settlements	(6,522)	(21,872)	(28,893)
Other financing activity	—	—	(2,457)
Net cash provided by (used in) financing activities	(253,905)	(122,398)	22,616

Effect of exchange rate changes on cash and cash equivalents	11,927	(2,333)	(3,356)
Net change in cash and cash equivalents	10,395	(28,780)	8,004
Cash and cash equivalents at beginning of period	151,791	180,571	172,567
Cash and cash equivalents at end of period	$162,186	$151,791	$180,571

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2025, 2024 and 2023

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

Principles of consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. As Eminence met the criteria for consolidation, the transaction was accounted for in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. In applying ASC 805 to the transaction, the Company has elected to include Eminence in our Consolidated Financial Statements on a one month lag. As noted below, Eminence was sold during the first fiscal quarter of 2023.

Equity method investments: The Company accounts for its equity method investments in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company initially records its equity method investments at the amount of the Company’s investment and adjusts each period for the Company’s share of the investee’s income or loss and dividends paid. Distributions from the equity method investee are accounted for using the cumulative earnings approach on the Consolidated Statements of Cash Flows.

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

Translation of foreign financial statements: Assets and liabilities of the Company’s foreign operations are translated at year-end rates of exchange and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as Other comprehensive income (loss) on the Consolidated Statements of Earnings and Comprehensive Income. The cumulative translation adjustment is a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Foreign statements of earnings are translated at the average rate of exchange for the year. Foreign currency transaction gains and losses are included in Other non-operating income (expense), net in the Consolidated Statements of Earnings and Comprehensive Income.

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

Advertising costs: Advertising expenses were $3.2 million, $4.1 million, and $4.8 million for fiscal 2025, 2024, and 2023, respectively. Advertising expenditures are expensed as incurred.

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

Comprehensive income: Comprehensive income includes charges and credits to shareholders’ equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, unrealized gains and losses on derivative instruments, and foreign currency translation adjustments. The items of comprehensive income, with the exception of net income, are included in Accumulated other comprehensive loss in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity. Any tax effects, if applicable, associated with reclassifications of accumulated other comprehensive income to net income are reflected in the provision for income taxes.

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

Trade accounts receivable and allowances: Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers, and they do not bear interest. They are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for doubtful accounts, we take several factors into consideration, including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for doubtful accounts are included in Selling, general, & administrative expense in our Consolidated Statements of Earnings and Comprehensive Income. The point at which uncollected accounts are written off varies by type of customer. The Company does not have material long-term customer receivables.

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

Contingent Consideration: Contingent Consideration relates to the potential payment for an acquisition that is contingent upon the achievement of the acquired business meeting certain product development milestones and/or certain financial performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred. For potential payments related to financial performance milestones, we use a real option model in calculating the fair value of the contingent consideration liabilities. The assumptions utilized in the calculation based on financial performance milestones include projected revenue and/or EBITDA amounts, volatility and discount rates. For potential payments related to product development milestones, we estimated the fair value based on the probability of achievement of such milestones. The assumptions utilized in the calculation of the acquisition date fair value include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. Contingent consideration is remeasured each reporting period, and subsequent changes in fair value, including accretion for the passage of time, are recognized within Selling, general and administrative in the Consolidated Statements of Earnings and Comprehensive Income.

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

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the second quarter of fiscal 2024 there was a triggering event for the assets and liabilities associated with a disposal group in our Protein Sciences segment that were classified as held-for-sale. During the fourth quarter of fiscal 2025 there was a triggering event for the assets and liabilities associated with a disposal group in our Diagnostics & Spatial Biology segment that were classified as held-for-sale. See Note 14 for additional details. No other triggering events were identified for property, plant, and equipment or amortizable intangibles during fiscal 2025, 2024, and 2023.

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

To analyze goodwill, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business. The Company had five reporting units for our 2025, 2024, and 2023 goodwill impairment assessment performed on April 1 of each of the respective fiscal years, the date of our annual goodwill impairment assessment.

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

In our fiscal 2025 annual goodwill impairment assessment, we elected to perform a quantitative assessment for all five of our reporting units. No impairment was identified as part of the analysis performed as the fair value of each of the reporting units exceeded the carrying value. The Company did identify a triggering event related to a business held-for-sale, described in Note 14, in the fourth quarter after our annual goodwill impairment assessment, that led to an impairment of allocated goodwill.

For fiscal 2024 and 2023, we elected to perform a qualitative analysis for all five reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test in fiscal 2024 and 2023. There was a triggering event related to a business held-for-sale described later in this note, leading to an impairment of allocated goodwill during the second half of fiscal 2024. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2024 and 2023, the date of our Consolidated Balance Sheets, that would require an additional goodwill impairment assessment to be performed.

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

On September 1, 2022, the Company completed the sale of its equity shares of Eminence for approximately $17.8 million to a third party. Eminence was considered a variable-interest entity that was fully consolidated in our financial statements. Prior to the sale, Eminence had revenue of $2.0 million for the first fiscal quarter of 2023 within our Protein Sciences segment. As a result of the sale of the business, the Company recorded a gain of $11.7 million within the Other income (expense) line in the Consolidated Statements of Earnings and Comprehensive Income. Prior to the sale of Eminence, a triggering event was identified in the second quarter of fiscal 2022 and impairment testing was performed as Eminence was forecasted to not have sufficient cash to execute on their growth plan combined with their inability to secure additional financing. Our impairment testing resulted in a full impairment of the Eminence goodwill and intangibles assets for charges of $8.3 million and $8.6 million, respectively, for fiscal 2022. The Company also recognized inventory and fixed asset impairment charges of $0.9 million and $0.9 million, respectively. These impairment charges were recorded within the Selling, general and administrative line in the Consolidated Statements of Earnings and Comprehensive Income for fiscal 2022. In the fourth quarter of fiscal 2022, Eminence was able to secure cash deposits on future orders to provide funding for their operations. This delay in liquidation allowed time for securing of additional investor financing which coincided with the sale of the Company's investment.

Restructuring actions: Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and impairments and disposals of assets associated with such actions. Employee-related severance charges are based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Asset-related and other charges include impairment of right-of-use assets, leasehold improvements, other asset write-downs associated with combining operations, disposal of assets and other exit costs. Other costs also includes restructuring-related charges, which are incremental costs incurred directly supporting business transformation initiatives tied to the restructuring action. Refer to Note 14 for additional information regarding restructuring actions.

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

The Company records a liability in the Consolidated Financial Statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the Consolidated Statements of Earnings and Comprehensive Income.

In August 2024, 791,204 shares of outstanding vested stock options related to former employees expired, which have now been excluded from the Company’s dilutive EPS calculation for fiscal 2025. Of the 791,204 shares, 779,084 shares belonged to the Company’s former CEO. The expiration date of these options was previously under dispute. The dispute with the former CEO was resolved through a binding arbitration award during the quarter ended March 31, 2025 for which the Company paid $37.2 million inclusive of interest and legal fees. The dispute regarding the remaining 12,120 shares was resolved during the quarter ended March 31, 2025 resulting in total payments of $0.5 million.

During fiscal 2025 and 2024, the Company recognized $41.8 million and $3.5 million, respectively, of certain litigation charges. There was no comparable activity in fiscal 2023. As of each of the balance sheet dates presented, there was no accrued litigation. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in Other current liabilities and Other liabilities on the Consolidated Balance Sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

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

Newly Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company adopted this guidance beginning with this annual report and this guidance will be applied to interim periods starting in fiscal 2026 on a retrospective basis. Refer to Note 13 for our segment reporting disclosures.

Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures.

The Company will adopt this guidance beginning in the fourth quarter of fiscal 2026 for our annual report. This accounting standard will increase disclosures in the Company’s annual reporting but will have no impact on reported income tax expense or related income tax assets or liabilities.

In November 2024, the FASB issued ASU 2024-03, Income Statement –Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires incremental disclosures on purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other expenses. The Company will adopt this guidance beginning with our annual report for fiscal 2027. This accounting standard will increase disclosures in the Company’s annual reporting but will have no impact on reported income statement expenses.

Other than the items noted above, there have been no new accounting pronouncements not yet effective that we believe have a significant impact, or potential significant impact, on our Consolidated Financial Statements.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of June 30, 2025 and 2024.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying Consolidated Balance Sheets as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of June 30, 2025 and 2024 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of June 30, 2025 and 2024 were approximately $35.3 million and $30.2 million, respectively. Contract liabilities as of June 30, 2024 subsequently recognized as revenue in fiscal 2025 were approximately $26.2 million. Contract liabilities as of June 30, 2023 subsequently recognized as revenue in fiscal 2024 were approximately $20.9 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the Consolidated Balance Sheets.

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

Revenue by type is as follows (in thousands):

	Year ended June 30,
	2025	2024	2023
Consumables	$972,286	$928,180	$917,733
Instruments	112,086	108,270	112,085
Services	111,570	99,265	85,784
Total product and services revenue, net	1,195,942	1,135,715	1,115,602
Royalty revenues	23,693	23,345	21,100
Total revenues, net	$1,219,635	$1,159,060	$1,136,702

Revenue by geography is as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023

United States	$683,230	$657,747	$642,465
EMEA, excluding United Kingdom	266,305	241,432	220,230
United Kingdom	54,827	50,012	49,457
APAC, excluding Greater China	77,263	73,904	73,190
Greater China	100,463	99,467	113,868
Rest of World	37,547	36,498	37,492
Net sales	$1,219,635	$1,159,060	$1,136,702

Note 3. Supplemental Balance Sheet and Cash Flow Information:

Inventories:

Inventories consist of (in thousands):

	June 30,
	2025	2024

Raw materials	$89,080	$79,377
Finished goods(1)	106,188	106,072
Inventories, net	$195,268	$185,449
(1)	Finished goods inventory of $5,822 and $5,718 is included within Other assets in the June 30, 2025 and 2024 Consolidated Balance Sheets, respectively, as it is forecasted to be sold after the 12 months subsequent to the Consolidated Balance Sheets dates.

Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2025	2024
Land	$8,151	$8,150
Buildings and improvements	254,355	243,863
Machinery and equipment	245,924	215,948
Construction in progress	23,420	39,749
Property and equipment, cost	531,850	507,710
Accumulated depreciation and amortization	(286,131)	(256,556)
Property and equipment, net	$245,719	$251,154

Depreciation expense was $34.6 million, $31.9 million, and $29.7 million in fiscal 2025, 2024, and 2023, respectively.

Intangible assets were comprised of the following (in thousands):

	Useful Life	June 30,
	(years)	2025	2024

Developed technology	9 - 15	$620,062	$675,674
Trade names	2 - 15	152,648	151,561
Customer relationships	7 - 16	212,800	211,276
Patents	10	4,967	4,343
Other intangibles	5 - 15	7,174	12,006
Definite-lived intangible assets		997,651	1,054,860
Accumulated amortization		(632,052)	(547,779)
Total intangible assets, net		$365,599	$507,081

Changes to the carrying amount of net intangible assets consist of (in thousands):

	June 30,
	2025	2024

Beginning balance	$507,081	$534,645
Acquisitons	—	66,400
Other additions	547	950
Amortization expense	(76,043)	(79,854)
Restructuring impairment(1)	(73,350)	(14,323)
Currency translation	7,364	(737)
Ending balance	$365,599	$507,081
(1)	Refer to Note 14 for further detail on held-for-sale intangibles.

Amortization expense related to developed technologies included in Cost of sales was $44.0 million, $46.6 million, and $44.3 million in fiscal 2025, 2024, and 2023, respectively. Amortization expense related to trade names, customer relationships, non-compete agreements, and patents included in Selling, general and administrative expense was $31.3 million, $33.2 million, and $33.2 million, in fiscal 2025, 2024, and 2023, respectively.

The estimated future amortization expense for intangible assets as of June 30, 2025 is as follows (in thousands):

2026	$61,798
2027	58,705
2028	54,974
2029	40,876
2030	26,917
Thereafter	122,329
Total	$365,599

Goodwill:

Changes in goodwill by segment and in total consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2023	$427,027	$445,710	$872,737
Acquisitions	—	104,650	104,650
Held-for-sale goodwill(1)	(1,400)	—	(1,400)
Currency translation	(2,178)	(1,146)	(3,324)
June 30, 2024	$423,449	$549,214	$972,663
Held-for-sale goodwill(1)	—	(4,488)	(4,488)
Currency translation	3,327	9,433	12,760
June 30, 2025	$426,776	$554,159	$980,935
(1)	Refer to Note 14 for further detail on goodwill reclassified to current assets held-for-sale.

Other Assets:

Other assets consist of (in thousands):

	June 30,
	2025	2024

Equity method investment in Wilson Wolf	$235,983	$242,337
Derivative instruments	2,843	9,813
Long-term inventory	5,822	5,718
Investment in Spear Bio	15,000	—
Other	13,961	6,397
Other assets	$273,609	$264,265

Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Income taxes paid	$74,357	$65,254	$88,428
Interest paid	18,955	14,502	8,368

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

Fiscal year 2025 Acquisitions

There were no acquisitions in fiscal 2025.

Fiscal year 2024 Acquisitions

Lunaphore Technologies SA.

On July 7, 2023, the Company acquired all of the ownership interests of Lunaphore Technologies SA (“Lunaphore”) for $169.7 million, in a cash-free, debt-free acquisition. Lunaphore is a leading developer of fully automated spatial biology solutions. The Lunaphore acquisition adds spatial biology instruments to Bio-Techne’s portfolio to accelerate our leadership position in translational and clinical research markets. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Diagnostics and Spatial Biology operating segment in the first quarter of fiscal 2024.

The allocation of purchase price consideration related to Lunaphore was completed in the fourth quarter of fiscal 2024. Net sales and operating loss of this business included in the Company's consolidated results of operations for fiscal 2024 were approximately $14.3 million and $24.0 million, respectively. The fair values of the assets acquired and liabilities assumed as of the acquisition date and the updated final amounts as of June 30, 2024 are as follows (in thousands):

Lunaphore
Current assets	$12,155
Equipment and other long-term assets	1,470
Goodwill	104,650
Intangible assets:
Developed technologies	60,300
Trade names	4,900
Customer relationships	1,200
Total assets acquired	184,675

Liabilities	7,096
Deferred income taxes, net	7,872
Net assets acquired	$169,707

Cash paid	$169,707

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology and customer relationships was based on management’s forecasted cash inflows and outflows and using a multiperiod excess earnings method to calculate the fair value of assets purchased. The purchase price allocated to trade names was based on management's forecasted cash inflows and outflows and using a relief from royalty method. The amount recorded for developed technology is being amortized with the expense reflected in Cost of sales in the Consolidated Statements of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 14 years. Amortization expense related to customer relationships is reflected in Selling, general and administrative expenses in the Consolidated Statements of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 8 years. The amount recorded for trade names is being amortized with the expense reflected in Selling, general and administrative expenses in the Consolidated Statements of Earnings and Comprehensive Income. The amortization period for trade names ranges from 4 years to 8 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes, offset by the deferred tax asset for the preliminary calculation of acquired net operating losses.

Fiscal year 2023 Acquisitions

Namocell, Inc.

On July 1, 2022, the Company acquired all of the ownership interests of Namocell, Inc. (“Namocell”) for $101.2 million, net of cash acquired, plus contingent consideration of up to $25 million upon the achievement of certain future revenue thresholds. The Namocell acquisition adds easy-to-use single cell sorting and dispensing platforms that are gentle to cells and preserve cell viability and integrity. The transaction was accounted for in accordance with ASC 805, Business Combinations. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes. The business became part of the Protein Sciences operating segment in the first quarter of fiscal 2023.

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

Namocell Inc
Current assets, net of cash	$3,248
Equipment and other long-term assets	405
Goodwill	51,257
Intangible assets:
Developed technologies	73,900
Trade names	700
Customer relationships	900
Non-competition agreement	100
Total assets acquired	130,510

Liabilities	546
Deferred income taxes, net	18,180
Net assets acquired	$111,784

Cash paid, net of cash acquired	101,184
Additional consideration	10,600
Net assets acquired	$111,784

Tangible assets and liabilities acquired were recorded at fair value on the date of close based on management's assessment. The purchase price allocated to developed technology was based on management’s forecasted cash inflows and outflows and using a relief from royalty method to calculate the fair value of assets purchased. The purchase price allocated to customer relationships and trade names was based on management's forecasted cash inflows and outflows and using a multiperiod excess earnings method. The amount recorded for developed technology is being amortized with the expense reflected in Cost of sales in the Consolidated Statements of Earnings and Comprehensive Income. The amortization period for developed technology is estimated to be 13 years. Amortization expense related to customer relationships is reflected in Selling, general and administrative expenses in the Consolidated Statements of Earnings and Comprehensive Income. The amortization period for customer relationships is estimated to be 4 years. The amount recorded for trade names and the non-competition agreement is being amortized with the expense reflected in Selling, general and administrative expenses in the Consolidated Statements of Earnings and Comprehensive Income. The amortization period for both trade names and the non-competition agreement is estimated to be 3 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes, offset by the deferred tax asset for the preliminary calculation of acquired net operating losses.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2025	Level 1	Level 2	Level 3

Assets
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	$2,843	$—	$2,843	$—
Total assets		$2,843	$—	$2,843	$—

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$18,034	$—	$18,034	$—
Total liabilities		$18,034	$—	$18,034	$—

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2024	Level 1	Level 2	Level 3

Assets
Certificates of deposit(1)	Short-term available-for-sale investments	$1,072	$1,072	$—	$—
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	805	—	805	—
Derivatives designated as hedging instruments - cash flow hedges	Other assets	9,813	—	9,813	—
Total assets		$11,690	$1,072	$10,618	$—

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$2,051	$—	$2,051	$—
Total liabilities		$2,051	$—	$2,051	$—
(1)	The certificates of deposit have contractual maturity dates within one year.

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

The following table presents the contractual amounts of the Company’s outstanding instruments (in millions):

		June 30,	June 30,
Instruments	Designation	2025	2024
Forward starting swaps(1)	Cash flow hedge	$200	$300
Cross-currency swap(2)	Net investment hedge	140	150
(1)	In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $200 million of notional principal. The effective date of the swap was November 2022 with the full swap maturing in November 2025.
(2)	In July 2023, the Company entered into a pay-fixed rate, receive-fixed rate cross-currency swap contract with a total notional amount of $150 million that was designated as a hedge to lock in the Swiss franc (CHF) rate for a portion of the Company’s CHF net investment in its Lunaphore subsidiary in Switzerland. The objective of the hedge is to protect the net investment in the Company’s CHF-denominated operations against changes in the spot exchange rates, on a pre-tax basis. The hedging instrument has four interim settlement dates, which will reduce the notional on the hedging instrument by $10 million at each interim date, and will reduce the notional to $110 million at maturity.

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses with our Consolidated Financial Statements for the years ended June 30, 2025, 2024 and 2023 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Year Ended
	June 30,
	2025	2024	2023
Cash flow hedges
Forward starting swaps	$11,530	$12,632	$(1,340)
Net investment hedges
Cross-currency swap	14,301	4,015	—
Total	$25,831	$16,647	$(1,340)

	(Gain) Loss Reclassified into Income
	Year Ended
	June 30,			Income Statement
	2025	2024	2023	Classification
Cash flow hedges
Forward starting swaps	$(8,448)	$(10,317)	$(4,526)	Interest expense
Net investment hedges
Cross-currency swap	(2,761)	(3,210)	—	Interest expense
Total	$(11,209)	$(13,527)	$(4,526)

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

Fair value measurements of contingent consideration

As of December 31 2023, the Company's obligation for potential contingent consideration payments related to the Namocell and Asuragen acquisitions was relieved as the likelihood that the revenue thresholds and product milestones would be achieved in the timeframe established within the purchase agreement was remote. As a result, the Company reversed an accrual for the fair value of the contingent liabilities at the date of settlement during fiscal 2024, respectively. There was no contingent consideration throughout all of fiscal 2025.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	June 30,
	2025	2024

Fair value at the beginning of period	$—	$3,500
Purchase price contingent consideration (Note 4)	—	—
Change in fair value of contingent consideration	—	(3,500)
Payments	—	—
Fair value at the end of period	$—	$—

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of June 30, 2025 and 2024, the outstanding balance under the Credit Agreement was $346.0 million and $319.0 million, respectively.

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

The Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in thousands):

		Year ended
		June 30,
		2025	2024	2023
Consolidated Statements of Earnings
Fixed operating lease expense		$17,414	$18,195	$15,941
Variable operating lease expense		5,426	4,988	4,437
Total operating lease expense		$22,840	$23,183	$20,378

Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities		$16,320	$17,729	$14,934
ROU assets obtained in exchange for operating lease obligations		8,767	11,051	48,103

Consolidated Balance Sheets
Lease Assets and Liabilities	Balance Sheet Classification
Operating lease ROU assets	Right-of-use asset	$73,399	$91,285

Operating lease liabilities - current	Operating lease liabilities - current	$14,098	$12,920
Operating lease liabilities - long-term	Operating lease liabilities	83,960	87,618
Total operating lease liabilities		$98,058	$100,538

Weighted average remaining lease term:		7.6 years	8.5 years
Weighted average discount rate:		4.3%	4.2%

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

June 30,
2025
2026	$17,685
2027	16,587
2028	16,312
2029	15,905
2030	13,444
Thereafter	35,932
Total	$115,865
Less: Amounts representing interest	17,807
Total lease obligations	$98,058

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Income (Loss) Information:

Equity

The Company has declared cash dividends per share of $0.32 in fiscal 2025, 2024, and 2023. During fiscal 2025, 2024, and 2023, the Company repurchased 4,550,195 shares at an average share price of $60.60, 1,397,471 shares at an average share price of $57.28, and 222,000 shares at an average share price of $88.12, respectively. The Company’s accounting policy is to record the portion of share repurchases in excess of the par value entirely in retained earnings. In fiscal 2025, the Company incurred $1.8 million in excise tax from the share repurchase that was recorded in additional paid-in capital. During fiscal 2025, 2024 and 2023, the amounts within the Consolidated Statements of Shareholders’ Equity for the surrender and retirement of stock to exercise options due to net settlement stock options exercises, restricted stocks vesting, and restricted stock units vesting were $6.5 million, $21.9 million, and $28.9 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of Other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges.

Changes in Accumulated other comprehensive income (loss) attributable to Bio-Techne by component (in thousands):

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2022, net of tax	$8,069	$(83,269)	$(75,200)
Other comprehensive income (loss), before tax, attributable to Bio-Techne: :
Amounts before reclassifications (1)	1,340	4,191	5,531
Amounts reclassified out	4,526	152	4,678
Total other comprehensive income (loss), before tax, attributable to Bio-Techne:	5,866	4,343	10,209
Tax expense	(1,073)	—	(1,073)
Total other comprehensive income (loss), net of tax, attributable to Bio-Techne:	4,793	4,343	9,136
Balance as of June 30, 2023, net of tax(2)	$12,862	$(78,926)	$(66,064)

Other comprehensive income (loss), before tax:
Amounts before reclassifications	(12,632)	(9,941)	(22,573)
Amounts reclassified out	10,317	3,210	13,527
Total other comprehensive income (loss), before tax	(2,315)	(6,731)	(9,046)
Tax expense	(2,445)	(761)	(3,206)
Total other comprehensive income (loss), net of tax	(4,760)	(7,492)	(12,252)
Balance as of June 30, 2024, net of tax(2)	$8,102	$(86,418)	$(78,316)

Other comprehensive income (loss), before tax:
Amounts before reclassifications	(12,011)	21,895	9,884
Amounts reclassified out	8,448	2,761	11,209
Total other comprehensive income (loss), before tax	(3,563)	24,656	21,093
Tax expense	(2,003)	(654)	(2,657)
Total other comprehensive income (loss), net of tax	(5,566)	24,002	18,436
Balance as of June 30, 2025, net of tax(2)	$2,536	$(62,416)	$(59,880)
(1)	Amounts before reclassifications related to foreign currency translation adjustments in the table above includes the amount attributable to Bio-Techne and excludes the $33 thousand attributable to the non-controlling interest in Eminence as of June 30, 2023.
(2)	The Company had a net deferred tax liability for its cash flow hedge of $0.8 million, $2.5 million, and $4.0 million as of June 30, 2025, 2024 and 2023.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2025	2024	2023
Earnings per share – basic:
Net earnings, including noncontrolling interest	$73,400	$168,105	$285,442
Less net earnings attributable to noncontrolling interest	—	—	179
Net earnings attributable to Bio-Techne	$73,400	$168,105	$285,263
Income allocated to participating securities	(37)	(33)	(70)
Income available to common shareholders	$73,363	$168,072	$285,193
Weighted-average shares outstanding – basic	157,521	157,708	157,179
Earnings per share – basic	$0.47	$1.07	$1.81

Earnings per share – diluted:
Net earnings, including noncontrolling interest	$73,400	$168,105	$285,442
Less net earnings attributable to noncontrolling interest	—	—	179
Net earnings attributable to Bio-Techne	$73,400	$168,105	$285,263
Income allocated to participating securities	(37)	(33)	(70)
Income available to common shareholders	$73,363	$168,072	$285,193
Weighted-average shares outstanding – basic	157,521	157,708	157,179
Dilutive effect of stock options and restricted stock units	2,196	3,066	4,676
Weighted-average common shares outstanding – diluted	159,717	160,774	161,855
Earnings per share – diluted	$0.46	$1.05	$1.76

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

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 3.8 million, 3.9 million, and 4.5 million for fiscal 2025, 2024 and 2023, respectively.

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

Equity incentive plan: The 2020 Equity Incentive Plan, which replaced the Company’s Second Amended and Restated 2010 Equity Incentive Plan (collectively, the Plans), provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There were 36.2 million shares of common stock authorized for grant under the Plans. The maximum aggregate number of shares of common stock reserved and available for awards under the 2020 Equity Incentive Plan is 9,936,808 shares. At June 30, 2025, there were 6.8 million shares of common stock available for grant under the 2020 Equity Incentive Plan. The maximum term of incentive options granted under the 2020 Equity Incentive Plan is ten years. The Plans are administered by the Board of Directors and its Executive Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards as of June 30, 2025 under the Plans were 9.5 million.

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2025	2024	2023
Dividend yield	0.45%	0.41%	0.34%
Expected volatility	32-36%	30-37%	30-36%
Risk-free interest rates	3.5-4.4%	3.8-4.8%	2.8-4.4%
Expected lives (years)	4.6	4.4	4.7

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

Stock option activity under the Plans for the three years ended June 30, 2025, consists of the following (shares in thousands):

		Weighted	Aggregate	Weighted
	Number of	Average	Intrinsic	Average
	Shares (in	Exercise	Value	Contractual
	thousands)	Price	(millions)	Life (years)

Outstanding at June 30, 2022	13,269	$51.20
Granted	2,351	93.81
Forfeited	(118)	85.99
Exercised	(1,578)	29.48
Outstanding at June 30, 2023	13,924	$60.56
Granted	1,060	79.69
Forfeited	(1,165)	90.86
Exercised	(2,240)	33.34
Outstanding at June 30, 2024	11,579	$64.53
Granted	913	72.66
Forfeited	(1,823)	66.45
Exercised	(1,209)	41.91
Outstanding at June 30, 2025	9,460	$67.83	$155.0	2.9
Exercisable at June 30, 2023:	8,641	44.76
Exercisable at June 30, 2024:	8,208	53.57
Exercisable at June 30, 2025:	7,133	62.69	80.2	1.8

The weighted average fair value of options granted during fiscal 2025, 2024, and 2023 was $24.75, $27.27, and $29.53, respectively. The total intrinsic value of options exercised during fiscal 2025, 2024, and 2023 were $36.9 million, $100.8 million, and $90.2 million, respectively. The total fair value of options exercised during fiscal 2025, 2024, and 2023 were $50.7 million, $58.2 million, and $46.5 million, respectively. The total fair value of options vested during fiscal 2025, 2024, and 2023 were $36.4 million, $31.6 million, and $31.0 million, respectively. Stock options vest over a four-year period. Option exercise prices for options granted by the Company equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant.

Restricted common stock activity under the Plans for the three years ended June 30, 2025, consists of the following (units in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual
	Shares (in	Date Fair	Term
	thousands)	Value	(years)
Unvested at June 30, 2022	66	$85.83
Granted	11	73.94
Vested	(40)	78.85
Forfeited	—	—
Unvested at June 30, 2023	37	$89.91
Granted	28	57.38
Vested	(30)	82.51
Forfeited	—	—
Unvested at June 30, 2024	35	$70.22
Granted	13	68.67
Vested	(26)	76.67
Forfeited	—	—
Unvested at June 30, 2025	22	$61.92	7.6

The total fair value of restricted shares that vested was $2.0 million for fiscal 2025, $2.4 million for fiscal 2024, and $3.1 million for fiscal 2023.

Restricted stock unit activity under the Plans for the three years ended June 30, 2025, consists of the following (units in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual
	Units	Date Fair	Term
	(in thousands)	Value	(years)
Outstanding at June 30, 2022	302	$75.54
Granted	107	90.96
Vested	(123)	52.34
Forfeited	(3)	106.13
Outstanding at June 30, 2023	283	$91.10
Granted	374	78.16
Vested	(129)	76.42
Forfeited	(31)	99.96
Outstanding at June 30, 2024	497	$84.62
Granted	547	73.63
Vested	(134)	79.12
Forfeited	(79)	105.71
Outstanding at June 30, 2025	831	$76.28	52.9

The total fair value of restricted stock units that vested was $10.6 million for fiscal 2025, $9.9 million for fiscal 2024, and $6.4 million for fiscal 2023. The restricted stock units vest over a three-year period.

Stock-based compensation cost, inclusive of payroll taxes, of $40.0 million, $38.5 million, and $39.3 million was included in Selling, general and administrative expense in fiscal 2025, 2024 and 2023, respectively. Additionally, stock-based compensation costs, inclusive of payroll taxes, of $1.3 million, $0.9 million, and $1.0 million was included in Cost of sales sold in fiscal 2025, 2024, and 2023, respectively. As of June 30, 2025, there was $39.3 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2026 through 2029 using a 4.5% forfeiture rate. The weighted average period over which the compensation cost is expected to be recognized is 1.9 years.

Employee stock purchase plan: In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (ESPP), which was approved by the Company’s shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. The Company recorded expense of $0.8 million, $0.9 million, and $0.9 million for the ESPP in fiscal 2025, 2024, and 2023, respectively.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $6.3 million, $5.8 million, and $4.9 million for the years ended June 30, 2025, 2024, and 2023, respectively. The Company operates defined contribution pension plans, which consists of primarily our U.K. and China employees. The Company’s contribution to the defined pension contribution plan was $5.6 million, $5.5 million, and $2.4 million for the years ended June 30, 2025, 2024 and 2023, respectively.

Performance incentive programs: In fiscal 2025, under certain employment agreements, a Management Incentive Plan, and a Business Incentive Plan, available to executive officers, certain management personnel, and certain other professional employees, the Company recorded cash bonuses of $32.8 million, granted options for 912,717 shares of common stock, issued 12,736 restricted common shares and 547,369 restricted stock units. In fiscal 2024 and fiscal 2023, the Company recorded cash bonuses of $13.5 million and $10.8 million, granted options for 1,060,126 and 2,350,980 shares of common stock, issued 27,876 and 10,816 restricted common stock shares and 374,448 and 107,202 restricted stock units, respectively.

Note 11. Other Income / (Expense):

The components of Other income (expense) in the accompanying Consolidated Statements of Earnings and Comprehensive Income are as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Interest expense	$(8,509)	$(15,736)	$(11,215)
Interest income	3,886	3,323	3,410
Gain (loss) on investment(1)	—	283	49,328
Gain (loss) on equity method investment	938	(6,841)	(1,143)
Other non-operating income (expense), net	(107)	(2,026)	(665)
Total other income (expense)	$(3,792)	$(20,997)	$39,715
(1)	For fiscal 2024, this is for a $0.3 million gain on the sale of our exchange trade investment grade bond funds. For fiscal 2023, this is for a $37.2 million gain on the sale of our CCXI investment, an $11.7 million gain on the sale of Eminence, and a gain of $0.4 million related to the change in fair value of our exchange traded bond funds.

Note 12. Income Taxes:

Income before income taxes was comprised of the following (in thousands):

	Year Ended June 30,
	2025	2024	2023
Domestic	$86,814	$174,806	$288,458
Foreign	11,649	10,883	50,201
Earnings before income taxes	$98,463	$185,689	$338,659

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2025	2024	2023
Taxes on income consist of:
Current tax provision:
Federal	$54,589	$40,228	$59,810
State	10,402	4,853	12,753
Foreign	11,224	12,664	10,453
Total current tax provision	76,215	57,745	83,016
Deferred tax provision:
Federal	(46,433)	(28,301)	(28,829)
State	(4,303)	(4,563)	(2,414)
Foreign	(416)	(7,297)	1,444
Total deferred tax provision	(51,152)	(40,161)	(29,799)
Total income tax provision	$25,063	$17,584	$53,217

The Company’s discrete tax benefits in fiscal 2025, 2024, and 2023 primarily related to share-based compensation excess tax benefits of $4.5 million, $18.4 million, and $12.3 million, respectively.

The following is a reconciliation of the federal tax calculated at the statutory rate to the actual income taxes provided:

	Year Ended June 30,
	2025	2024	2023

Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.2	(0.2)	2.5
Research and development tax credit	(3.3)	(2.2)	(1.3)
Foreign tax rate differences	6.2	3.1	(0.6)
Option exercises	(3.9)	(8.8)	(3.3)
U.S. taxation of foreign earnings	0.4	0.1	0.4
Foreign derived intangible income	(12.0)	(4.8)	(3.4)
Foreign withholding tax	0.1	(1.2)	1.5
Executive compensation limitations(1)	12.5	2.7	0.8
Changes in unrecognized tax benefits	(2.5)	—	—
Valuation allowance	17.4	—	—
Outside basis difference	(12.9)	—	—
Other, net	0.2	(0.2)	(1.9)
Effective tax rate	25.5%	9.5%	15.7%
(1)	This includes the impact of the non-deductible portion of a non-recurring arbitration award of 7.9%.

Deferred taxes on the Consolidated Balance Sheets consisted of the following temporary differences (in thousands):

	June 30,
	2025	2024

Inventory	$14,056	$9,675
Net operating loss carryovers	26,758	25,065
Tax credit carryovers	8,706	9,118
Excess tax basis in investments	23,562	1,115
Deferred compensation	18,022	16,628
Lease liability	15,094	19,501
Capitalized R&D	39,694	36,151
Held-for-sale asset impairment	—	5,216
Derivatives	3,450	—
Other	10,196	6,119
Valuation allowance	(33,769)	(19,265)
Deferred tax assets	125,769	109,323

Intangible asset amortization	(84,113)	(120,648)
Depreciation	(19,287)	(20,448)
Right of use asset	(13,572)	(17,876)
Derivatives	—	(2,516)
Other	(4,659)	(3,698)
Deferred tax liabilities	(121,631)	(165,186)
Net deferred income tax assets (liabilities)	$4,138	$(55,863)

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance as of June 30, 2025 was $33.8 million compared to $19.3 million in the prior year.

As of June 30, 2025, we had a $33.8 million valuation allowance, of which $13.1 million is from outside basis differences, with the remainder relating to certain foreign and state tax net operating loss and state credit carryforwards. The Company believes it is more likely than not that these tax carryovers will not be realized.

As of June 30, 2025, the Company has federal operating loss carryforwards of approximately $15.4 million and state operating loss carryforwards of $127.2 million from its previous acquisitions, which are not limited under IRC Section 382. As of June 30, 2025, the Company has foreign net operating loss carryforwards of $116.3 million. Some of the net operating loss carryforwards expire between fiscal 2026 and 2036. Federal net operating loss carryforwards generated after December 31, 2017 have an indefinite carryforward period but the Company expects to be fully utilize these attributes by June 30, 2032. The Company has a deferred tax asset of $10.5 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. As of June 30, 2025, the Company has federal and state tax credit carryforwards of $4.9 million and $4.8 million, respectively. The federal tax credit carryforwards expire between 2028 and 2040. The majority of the state credit carryforwards have no expiry date. The state credit carryforwards that have expiry dates have a full valuation allowance. The Company has a deferred tax asset of $5.1 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

As of June 30, 2025, the Company has approximately $179 million of undistributed earnings in its foreign subsidiaries. Approximately $73 million of these earnings are no longer considered permanently reinvested and the Company expects to be able to repatriate earnings on a tax neutral basis. The Company has not provided deferred taxes on approximately $106 million of undistributed earnings from non-U.S. subsidiaries as of June 30, 2025 which are indefinitely reinvested in operations. Because of the multiple entities as well as the complexities of laws and regulations by which to repatriate the earnings to minimize tax cost, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. A deferred tax liability will be recognized if the Company can no longer demonstrate that it plans to indefinitely reinvest the undistributed earnings.

We continue to analyze our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation.

The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2025	2024	2023
Beginning balance	$5,278	$5,291	$5,302
Decrease in unrecognized tax benefits for prior year positions	(1,950)	—	—
FX impact	1	(13)	(11)
Ending balances	$3,329	$5,278	$5,291

Included in the balance of unrecognized tax benefits for fiscal 2025 are potential benefits of $3.3 million that, if recognized, would affect the effective tax rate on income from continuing operations. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had $0.2 million of accrued interest and penalties as of June 30, 2025. The amount recorded for the periods ended June 30, 2024 and 2023, was $0.6 million and $0.5 million, respectively, in accrued interest and penalties. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months. The Company files income tax returns in the U.S. federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company’s federal returns are subject to tax assessment for 2020 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 13. Segment Information:

The Company operates under two operating segments, Protein Sciences and Diagnostics and Spatial Biology.

The Company’s Protein Sciences segment is comprised of the reagent solutions division and analytical solutions division. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. No customer in the Protein Sciences segment accounted for more than 10% of the segment’s net sales for fiscal 2025, 2024, and 2023.

The Company’s Diagnostics and Spatial Biology segment is comprised of the diagnostics reagents division, spatial biology divsion, and molecular diagnostics division. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, exosome-based molecular diagnostic assays, advanced tissue-based in-situ hybridization assays for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications. No customer in the Diagnostics and Spatial Biology segment accounted for more than 10% of the segment’s net sales for fiscal 2025, 2024, and 2023.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

The Company discloses segment operating income as its measure of segment profit, reconciled to both total operating income and income before taxes. Business segment operating income excludes certain expenses and income that are not allocated to business segments (described below as unallocated amounts). Business segment disclosures consider information used by/provided to the Company’s chief operating decision maker (CODM). For the Company, the CODM is the Chief Executive Officer. The CODM uses segment operating income to allocate resources to segments in the planning and forecasting process along with periodic reviews of results and overall market activity.

The following is financial information relating to the operating segments (in thousands):

For the Year Ended June 30, 2025
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$870,245	$346,263	$1,216,508
Other revenue(1)			4,152
Intersegment			(1,025)
Consolidated net sales			$1,219,635
Segment operating income
Cost of sales	212,225	147,946
Selling, general and administrative	229,058	136,103
Research and development	58,609	40,890
Segment operating income	$370,353	$21,324	$391,677
Unallocated amounts
Costs recognized on sale of acquired inventory			(751)
Amortization of intangibles			(75,321)
Acquisition related expenses and other			(12,064)
Certain litigation charges			(41,827)
Impairment of assets held-for-sale			(80,503)
Stock based compensation, inclusive of employer taxes			(42,158)
Restructuring and restructuring-related costs			(28,231)
Corporate general, selling, and administrative expenses			(8,088)
Impact of business held-for-sale(1)			(479)
Consolidated operating income			$102,255

(1)	Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. Segment results exclude the results of this business held-for-sale for fiscal 2025.

For the Year Ended June 30, 2024
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$830,902	$326,392	$1,157,294
Other revenue(1)			4,153
Intersegment			(2,387)
Consolidated net sales			$1,159,060
Segment operating income
Cost of sales	201,981	134,963
Selling, general and administrative	217,235	127,131
Research and development	56,911	39,752
Segment operating income	$354,775	$24,546	$379,321
Unallocated amounts
Costs recognized on sale of acquired inventory			(729)
Amortization of intangibles			(78,318)
Acquisition related expenses and other			(6,980)
Certain litigation charges			(3,506)
Impairment of assets held-for-sale			(21,963)
Stock based compensation, inclusive of employer taxes			(40,277)
Restructuring and restructuring-related costs			(12,245)
Corporate general, selling, and administrative expenses			(9,142)
Impact of business held-for-sale(1)			525
Consolidated operating income			$206,686

(1)	Since December 31, 2023, the Company has a business that has met the held-for-sale criteria. Segment results exclude the six-month results of this business held-for-sale for the period starting December 31, 2023 through June 30, 2024 while the business has met the held-for-sale criteria.

For the Year Ended June 30, 2023
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$845,747	$292,602	$1,138,349
Intersegment			(1,647)
Consolidated net sales			$1,136,702
Segment operating income
Cost of sales	209,332	113,517
Selling, general and administrative	204,480	101,806
Research and development	58,251	34,242
Segment operating income	$373,684	$43,037	$416,721
Unallocated amounts
Costs recognized on sale of acquired inventory			(400)
Amortization of intangibles			(76,413)
Impact of partially-owned consolidated subsidiaries			647
Acquisition related expenses and other			9,965
Stock based compensation, inclusive of employer taxes			(41,217)
Restructuring and restructuring-related costs			(3,829)
Corporate general, selling, and administrative expenses			(6,530)
Consolidated operating income			$298,944

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

The Company has disclosed sales by geographic area based on the location of the customer or distributor in Note 2. The Company has disclosed dis-aggregated product and service revenue by consumables, instruments, and services in Note 2. The Company considers total instrument and total service revenue to represent similar groups of products in the fiscal years presented. The Company considers our consumables sold in the Protein Sciences and Diagnostics and Spatial Biology segments to represent different groups of products and therefore have separately disclosed the related consumables revenue (in thousands):

	Year Ended June 30,
	2025	2024	2023
Consumables revenue - Protein Sciences	$684,165	$657,679	$665,301
Consumables revenue - Diagnostics and Spatial Biology	283,969	266,348	252,432
Consumables revenue - Other revenue(1)	4,152	4,153	—
Total consumable revenue	$972,286	$928,180	$917,733
(1)	Includes the results of a business that has met the held-for-sale criteria since December 31, 2023.

The following is financial information relating to geographic areas (in thousands):

	Year ended June 30,
	2025	2024
Long-lived assets:
United States and Canada	$202,800	$211,597
Europe	36,030	27,862
Asia	6,889	11,695
Total long-lived assets	$245,719	$251,154
Intangible assets:
United States and Canada	$301,971	$443,740
Europe	63,628	63,138
Asia	—	203
Total intangible assets	$365,599	$507,081

Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation.

Note 14. Restructurings:

Fiscal 2025 Restructuring Actions:

During the fourth quarter, management engaged in a series of restructuring activities to optimize components of our global manufacturing processes. These activities included adjusting manufacturing locations and protocols of certain products to better align with geographical and customer demand. Associated with these manufacturing changes, the Company incurred asset impairments of $11.5 million. Additionally, the Company pursued strategic divestiture of the Exosome Diagnostics business. The Company is expecting to incur costs related to these actions through fiscal 2026, which will be recorded when specified criteria are met.

As part of these actions, certain assets and liabilities associated with a disposal group in our Diagnostics and Spatial Biology segment were classified as held-for-sale as of May 31, 2025, including $4.5 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of an impairment test performed over the disposal group during fiscal 2025, a cumulative impairment charge of $83.1 million which includes the allocated goodwill, was recorded in the Selling, general and administrative line in the Consolidated Statements of Earnings and Comprehensive Income for fiscal 2025.

The restructuring and restructuring-related charges for periods presented were recorded in the Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

Year Ended
June 30,
2025
Cost of sales	$11,471
Selling, general and administrative	84,160
Total	$95,631

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Year ended June 30, 2025
	Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total
Protein Sciences	$—	$11,471	$—	$11,471
Diagnostics and Spatial Biology	—	—	83,059	83,059
Corporate	1,041	60	—	1,101
Total	$1,041	$11,531	$83,059	$95,631

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Accrued expenses in the accompanying Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Consolidated Statements of Income and Comprehensive Income have been summarized in the notes to the table (in thousands):

			Impairment
	Employee	Asset	of assets
	severance(1)	impairment and other(2)	held-for-sale	Total
Expense incurred in the fourth quarter of 2025	$1,041	$11,531	$83,059	$95,631
Cash payments	—	—	—	—
Non-cash adjustments	—	(11,471)	(83,059)	(94,530)
Accrued restructuring actions balance as of June 30, 2025	$1,041	$60	$—	$1,101
(1)	Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages.
(2)	Primarily relates to impairment of inventory and equipment.

In the first quarter of fiscal 2025, the Company announced enterprise-wide restructuring focused on recovering operating margins and optimizing our manufacturing footprint. The Company is expecting to incur costs related to these actions through fiscal 2026, which will be recorded when specified criteria are met. The restructuring and restructuring-related charges for periods presented were recorded in the Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

Year Ended
June 30,
2025
Cost of sales	$8,585
Selling, general and administrative(1)	5,832
Total	$14,417
(1)	Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Year ended June 30, 2025
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$2,425	$10,972	$13,397
Diagnostics and Spatial Biology	411	—	411
Corporate	609	—	609
Total	$3,445	$10,972	$14,417

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Consolidated Statements of Income and Comprehensive Income have been summarized in the notes to the table (in thousands):

	Employee	Asset
	severance(1)	impairment and other(2)	Total
Initial expense incurred in the first quarter of 2025	$2,852	$7,417	$10,269
Incremental expense incurred in remainder of 2025	593	3,555	4,148
Cash payments	(2,223)	(1,131)	(3,354)
Non-cash adjustments	—	(9,841)	(9,841)
Accrued restructuring actions balance as of June 30, 2025	$1,222	$—	$1,222
(1)	Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages related to the closure or relocation of certain manufacturing sites.
(2)	Primarily relates to impairment of intangibles and inventory as a result of the closure and relocation of certain manufacturing sites.

Fiscal 2024 Restructuring Actions:

In the second quarter of fiscal 2024, the Company announced enterprise-wide restructuring focused on recovering operating margins, optimizing our distribution footprint, and enhancing our organization efficiency. These actions impacted approximately 4% of our global workforce. These actions continued through the end of fiscal 2025 as we incurred charges relating to the condensing of certain distribution centers and optimizing efficiency.

As part of these actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023, including $1.4 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of an impairment test performed over the disposal group during fiscal 2024, a cumulative impairment charge of $22.0 million which includes the allocated goodwill, was recorded in the Selling, general and administrative line in the Consolidated Statements of Earnings and Comprehensive Income for fiscal 2024. There was a recovery related to the disposal group during fiscal 2025 of $2.6 million. During the quarter ended December 31, 2024, the Company entered into an agreement with a buyer to purchase the remaining inventory for approximately $8 million. As part of the arrangement, the Company and the buyer entered into a promissory note that will mature in February 2027 and agrees that the buyer shall pay in quarterly installments. As of June 30, 2025, the fair value of the note receivable was approximately $5.3 million and is included within Other current assets and Other assets on the Consolidated Balance Sheets. As of June 30, 2025, the assets remaining within the disposal group primarily include the land and building of $4.7 million, which is net of expected selling costs. These assets are actively marketed at a fair value based on market conditions such that the held-for-sale criterion are still met. The held-for-sale assets are recorded in Current assets held-for-sale in our Consolidated Balance Sheets as of June 30, 2025 and 2024.

The restructuring and restructuring-related charges, including the impairment (recovery) of assets held-for-sale, for periods presented were recorded in the Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

	Year Ended
	June 30,
	2025	2024
Cost of sales	$—	$3,349
Selling, general and administrative(1)	(1,191)	30,638
Total	$(1,191)	$33,987
(1)	Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Year ended June 30,
	2025				2024
	Employee	Asset-related	Recovery of		Employee	Asset-related	Impairment of
	severance	and other	assets held-for-sale	Total	severance	and other	assets held-for-sale	Total
Protein Sciences	$127	$73	$(2,557)	$(2,357)	$3,483	$5,130	$21,963	$30,576
Diagnostics and Spatial Biology	—	—	—	—	1,007	224	—	1,231
Corporate	86	1,080	—	1,166	1,153	1,027	—	2,180
Total	$213	$1,153	$(2,557)	$(1,191)	$5,643	$6,381	$21,963	$33,987

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Consolidated Statements of Income and Comprehensive Income have been summarized in the notes to the table (in thousands):

			Impairment (recovery)
	Employee	Asset-related	of assets
	severance(1)	and other(2)	held-for-sale	Total
Initial expense incurred in the second quarter of 2024	4,882	504	6,038	11,424
Incremental expense incurred in the remainder of 2024	542	5,877	15,926	22,345
Cash payments	(4,882)	(2,800)	—	(7,682)
Non-cash adjustments	—	(3,391)	(21,963)	(25,354)
Adjustments(3)	219	—	—	219
Accrued restructuring actions balance as of June 30, 2024	$761	$190	$—	$952
Incremental expense incurred in fiscal 2025	213	1,153	(2,557)	(1,191)
Cash payments	(974)	(1,343)	—	(2,317)
Non-cash adjustments	—	—	2,557	2,557
Accrued restructuring actions balance as of June 30, 2025	$—	$—	$—	$—
(1)	Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages related to the closure or sale of certain distribution and manufacturing sites.

(2)	Primarily relates to impairment of right-of-use assets, lease termination fees, consulting fees, and expenses for changes to supporting IT systems that are enabling the Company to complete the restructuring initiatives.

(3)	Relates to the refinement of the accrual recorded in the second quarter of fiscal 2024.

Fiscal 2023 Restructuring Actions:

QT Holdings Corporation (Quad)

In August 2022, the Company informed employees of our decision to close our Quad facility as part of a realignment of activities within our Reagent Solutions division. The closure of the site was completed in the fourth quarter of fiscal 2023. As a result of the restructuring activities, an estimated pre-tax charge of $2.2 million was recorded within our Protein Sciences segment for fiscal 2023. The related restructuring charges for fiscal 2023 were recorded in the Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

	Employee	Asset
	severance	impairment and other	Total
Selling, general and administrative	$1,328	$842	$2,170

	Employee	Asset
	severance	impairment and other	Total
Expense incurred in the first quarter of 2023	$1,328	$842	$2,170
Cash payments	(1,233)	(772)	(2,005)
Adjustments	(95)	(70)	(165)
Accrued restructuring actions balances as of June 30, 2023	$—	$—	$—

Protein Sciences realignment

In December 2022, the Company informed employees it would undertake certain actions to strategically reallocate operations resources to high growth areas of the business. Additional actions were taken in June 2023 primarily related to the sales organization. The actions impacted a limited number of employees and were completed in the fourth quarter of fiscal 2024. As a result of the realignment, a pre-tax charge of $1.7 million related to employee severance was recorded in the Selling, general and administrative line of Operating income within our Protein Sciences segment during fiscal 2023. Adjustments in fiscal 2024 relate to the refinement of employee severance payouts. Additional pre-tax charges for fiscal 2024 were $0.2 million. Restructuring actions, including cash and non-cash impacts, are as follows (in thousands):

Employee
severance
Expense incurred in fiscal year 2023	$1,677
Fiscal year 2023 cash payments	(762)
Fiscal year 2023 adjustments	(18)
Accrued restructuring actions balance as of June 30, 2023	$897
Fiscal year 2024 cash payments	(1,118)
Fiscal year 2024 adjustments(1)	221
Accrued restructuring actions balance as of June 30, 2024	$—
(1)	Fiscal 2024 adjustments relate to the refinement of the accrual recorded in fiscal 2023.

Note 15. Subsequent Events:

On August 5, 2025, the Company announced the execution of a definitive agreement to sell the Exosome Diagnostics business for $15 million including $5 million of stock of the acquiring company at closing with the remainder received over the following four years. The transaction is expected to close during the first quarter of fiscal 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The evaluation was based upon reports and certifications provided by a number of executives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2025.

The attestation report on our internal control over financial reporting issued by KPMG LLP appears in Item 8 of this report.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than "Executive Officers of the Registrant" which is set forth at the end of Item 1 in Part I of this report, the information required by Item 10 is incorporated herein by reference to the sections entitled "Election of Directors," "Principle Shareholders" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation" in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Management Shareholdings" in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled "Election of Directors" and "Additional Corporate Governance Matters" in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Matters" in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2025, 2024, and 2023

Consolidated Balance Sheets as of June 30, 2025 and 2024

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the Years Ended June 30, 2025, 2024, and 2023

Notes to Consolidated Financial Statements for the Years Ended June 30, 2025, 2024, and 2023

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)

A. (2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or Notes thereto.

A. (3) Exhibits.

EXHIBIT INDEX

for Form 10-K for the 2025 Fiscal Year

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated November 1, 2022*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 26, 2022*

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1**	Management Incentive Plan--incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year ended June 30, 2013*

10.2**	Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 26, 2017*

10.3**

Form of Time Vesting Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.3 of the Company's Form 10-K dated August 25, 2021*

10.4**

Form of Performance Vesting Restricted Stock Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.4 of the Company's Form 10-K dated August 25, 2021*

10.5**

Form of Time Vesting Restricted Stock Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan (Global)--incorporated by reference to Exhibit 10.5 of the Company's Form 10-K dated August 25, 2021*

10.6**

Form of Performance Vesting Restricted Stock Unit Award Agreement for Seconded Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.6 of the Company's Form 10-K dated August 25, 2021*

10.7**

Form of the Time Vesting Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.7 of the Company's Form 10-K dated August 25, 2021*

10.8**

Form of Performance Vesting Performance Unit Award Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.8 of the Company's Form 10-K dated August 25, 2021*

10.9**

Form of Time Vesting Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.9 of the Company's Form 10-K dated August 25, 2021*

10.10**

Form of Performance Vesting Incentive Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.10 of the Company's Form 10-K dated August 25, 2021*

10.11**

Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

10.12**

Form of Director Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated October 26, 2017*

10.13**

Form of Executive Employment Agreement by and between the Company and Executive Officers of the Company other than the CEO--incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K dated September 7, 2017*

10.14**	Form of Amendment No. 1 to Executive Employment Agreement – incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q dated May 11, 2020*

10.15

Amended and Restated Credit Agreement by and among the Company, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated August 31, 2022 --incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 7, 2022*

10.16**	Form of Indemnification Agreement entered into with each director and executive officer of the Company--incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated February 8, 2018*

10.17**	Bio-Techne 2020 Equity Incentive Plan -- incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 3, 2020*

10.18	Form of Director Non-Qualified Stock Option Agreement -- incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 3, 2020*

10.19**	Form of Employee Non-Qualified Stock Option Agreement (Global)-- incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated November 3, 2020*

10.20**	Form of Performance Vesting Incentive Stock Option Agreement-- incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated November 3, 2020*

10.21**	Form of Performance Vesting Restricted Stock Agreement-- incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated November 3, 2020*

10.22**	Form of Performance Vesting Restricted Stock Unit Agreement-- incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated November 3, 2020*

10.23**	Form of Time Vesting Incentive Stock Option Agreement-- incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated November 3, 2020*

10.24**	Form of Time Vesting Performance Unit Agreement-- incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated November 3, 2020*

10.25**	Form of Time Vesting Restricted Stock Agreement-- incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated November 3, 2020*

10.26**	Form of Time Vesting Restricted Stock Unit Agreement (Global)-- incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K dated November 3, 2020*

10.27**	Form of Executive Employment Agreement by and between the Company and Kim Kelderman--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 19, 2023*

19	Bio-Techne Insider Trading Policy

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Amended and Restated Policy on Recoupment of Certain Executive Incentive Compensation

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Incorporated by reference; SEC File No. 000-17272

**Management contract or compensatory plan or arrangement

***Furnished herwith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-TECHNE CORPORATION

Date: August 22, 2025	/s/ Kim Kelderman
	By:	Kim Kelderman
	Its:	President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 22, 2025	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 22, 2025	/s/ Julie Bushman
Julie Bushman, Director

August 22, 2025	/s/ Rupert Vessey
Dr. Rupert Vessey, Director

August 22, 2025	/s/ Joseph Keegan, Ph.D.
Dr. Joseph Keegan, Director

August 22, 2025	/s/ John L. Higgins
John L. Higgins, Director

August 22, 2025	/s/ Roeland Nusse, Ph.D.
Dr. Roeland Nusse, Director

August 22, 2025	/s/ Alpna Seth, Ph.D.
Dr. Alpna Seth, Director

August 22, 2025	/s/ Judith Klimovsky, M.D.
Dr. Judith Klimovsky, Director

August 22, 2025	/s/ Amy E. Herr, Ph.D.
Dr. Amy E. Herr, Director

August 22, 2025	/s/ Kim Kelderman
Kim Kelderman, Director and Chief Executive Officer (principal executive officer)

August 22, 2025	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)