Form 10-Q
period 2025-09-30
BIO-TECHNE Corp
filed 2025-11-05
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025, or

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

At October 30, 2025, 155,812,701 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2025	2024
Net sales	$286,555	$289,458
Cost of sales	98,443	106,441
Gross margin	188,112	183,017

Operating expenses:
Selling, general and administrative	116,213	119,161
Research and development	24,241	23,869
Total operating expenses	140,454	143,030
Operating income	47,658	39,987

Other income (expense)	333	184
Earnings before income taxes	47,991	40,171
Income taxes	9,806	6,571
Net earnings	$38,185	$33,600
Other comprehensive income (loss):
Foreign currency translation income (loss)	(2,850)	21,256
Unrealized gains (losses) on derivative instruments	(1,665)	(3,027)
Other comprehensive income (loss)	(4,515)	18,229
Comprehensive income	$33,670	$51,829

Earnings per share:
Basic	$0.25	$0.21
Diluted	$0.24	$0.21

Weighted average common shares outstanding:
Basic	155,464	158,531
Diluted	156,362	161,115

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30,
	2025	June 30,
	(unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$144,962	$162,186
Accounts receivable, less allowances of $4,375 and $4,215, respectively	183,897	206,876
Inventories	203,188	189,446
Current assets held-for-sale	—	12,332
Other current assets	77,460	37,460
Total current assets	609,507	608,300

Property and equipment, net	240,334	245,719
Right-of-use assets	70,725	73,399
Goodwill	978,912	980,935
Intangible assets, net	350,107	365,599
Other assets	276,563	283,916
Total assets	$2,526,148	$2,557,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30,157	$25,311
Salaries, wages and related accruals	43,599	65,791
Accrued expenses	19,179	25,663
Contract liabilities	30,445	32,571
Income taxes payable	2,848	10,770
Operating lease liabilities - current	13,771	14,098
Other current liabilities	4,546	1,645
Total current liabilities	144,545	175,849

Deferred income taxes	11,273	6,169
Long-term debt obligations	300,000	346,000
Operating lease liabilities	80,702	83,960
Other long-term liabilities	23,814	27,082

Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 155,749,477 and 154,972,196 respectively	1,557	1,550
Additional paid-in capital	946,118	911,089
Retained earnings	1,082,534	1,066,049
Accumulated other comprehensive loss	(64,395)	(59,880)
Total shareholders’ equity	1,965,814	1,918,808
Total liabilities and shareholders’ equity	$2,526,148	$2,557,868

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,185	$33,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,340	28,137
Deferred income taxes	5,275	(5,340)
Stock-based compensation expense	11,682	10,184
(Gain) Loss on equity method investment	(294)	(374)
(Gain) Loss on investments	(2,054)	—
Asset impairment restructuring	—	6,039
Leases, net	(912)	445
Recovery of assets held-for-sale	(6,789)	—
Other operating activity	1,001	935
Change in operating assets and operating liabilities, net of acquisition:
Trade accounts and other receivables, net	22,392	21,563
Inventories	(14,002)	(2,805)
Prepaid expenses	380	(3,158)
Trade accounts payable, accrued expenses, contract liabilities, and other	(2,115)	(10,911)
Salaries, wages and related accruals	(22,101)	(8,246)
Income taxes payable	(27,403)	(6,180)
Net cash provided by (used in) operating activities	27,585	63,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	—	1,085
Additions to property and equipment	(5,363)	(9,172)
Distributions from Wilson Wolf	1,351	1,403
Investment in Spear Bio	—	(15,000)
Proceeds from sale of assets held-for-sale	4,617	—
Net cash provided by (used in) investing activities	605	(21,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,444)	(12,688)
Proceeds from stock option exercises	23,495	25,101
Repurchases of common stock	(24)	—
Repayments of long-term debt	(46,000)	(19,000)
Taxes paid on RSUs and net share settlements	(9,231)	(4,984)
Net cash provided by (used in) financing activities	(44,204)	(11,571)

Effect of exchange rate changes on cash and cash equivalents	(1,210)	5,115
Net change in cash and cash equivalents	(17,224)	35,749
Cash and cash equivalents at beginning of period	162,186	151,791
Cash and cash equivalents at end of period	$144,962	$187,540

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$30,812	$16,490
Cash paid for interest	$4,822	$5,205

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
Three months ended September 30, 2025	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2025	154,972	$1,550	$911,089	$1,066,049	$(59,880)	$1,918,808
Net earnings				38,185		38,185
Other comprehensive income					(4,515)	(4,515)
Share repurchases	(1)	0		(24)		(24)
Common stock issued for exercise of options	625	6	21,477	(5,895)		15,588
Common stock issued for restricted stock awards	110	1	(1)	(3,337)		(3,337)
Cash dividends ($0.08 per share)				(12,444)		(12,444)
Stock-based compensation expense			11,543			11,543
Common stock issued to employee stock purchase plan	43	0	2,012			2,012
Employee stock purchase plan expense			(2)			(2)
Balances at September 30, 2025	155,749	$1,557	$946,118	$1,082,534	$(64,395)	$1,965,814

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
Three months ended September 30, 2024	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$2,068,850
Net earnings				33,600		33,600
Other comprehensive income					18,229	18,229
Common stock issued for exercise of options	577	6	23,224	(2,338)		20,892
Common stock issued for restricted stock awards	50	1	1	(2,646)		(2,644)
Cash dividends ($0.08 per share)				(12,688)		(12,688)
Stock-based compensation expense			10,146			10,146
Common stock issued to employee stock purchase plan	35	0	2,227			2,227
Employee stock purchase plan expense			38			38
Balances at September 30, 2024	158,878	$1,589	$855,973	$1,341,175	$(60,087)	$2,138,650

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

(unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies:

The interim Condensed Consolidated Financial Statements of Bio-Techne Corporation and subsidiaries, (the Company) presented here have been prepared by the Company and are unaudited. They have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2025, included in the Company's Annual Report on Form 10-K for fiscal 2025. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2025. The Company follows these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements.

Investments: In September 2025, the Company received MDxHealth SA (“MDxHealth”) stock as part of our divestiture of Exosome Diagnostics. The fair value of the stock was $8.7 million at September 30, 2025 and is included within Other assets on the Condensed Consolidated Balance Sheets.

In July 2024, the Company paid $15 million to enter into an investment in Spear Bio. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were identified in the period ended September 30, 2025. The Company’s total investment of $15 million is included within Other assets on the Condensed Consolidated Balance Sheets.

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

Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining equity interest in Wilson Wolf on December 31, 2027 based on a revenue multiple of approximately 4.4 times trailing twelve month revenue. The second part of the contract would be accelerated in advance of December 31, 2027, if Wilson Wolf meets its second milestone of approximately $226 million in annual revenue or $136 million in annual EBITDA. If the second milestone is achieved, the forward contract requires the Company to pay approximately $1 billion plus potential consideration for revenue in excess of the revenue milestone.

Legal Matters: The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions. There have been no material changes since the filing of the Company's Annual Report on Form 10-K for fiscal 2025.

In August 2024, 791,204 shares of outstanding vested stock options related to former employees expired which were excluded from the Company’s dilutive EPS calculation for the period ended September 30, 2024.  Of the 791,204 shares, 779,084 shares belonged to the Company’s former CEO. The expiration date of these options was previously under dispute. The dispute with the former CEO was resolved through a binding arbitration award during the quarter ended March 31, 2025 for which the Company paid $37.2 million inclusive of interest and legal fees. The dispute regarding the remaining 12,120 shares was resolved during the quarter ended March 31, 2025 resulting in total payments of $0.5 million.

Litigation charges were immaterial during the quarters ended September 30, 2025 and 2024. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company adopted this guidance beginning with our annual report for fiscal 2025 and interim periods thereafter on a retrospective basis.

Relevant New Standards Issued Not Yet Adopted

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

In August 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which requires incremental disclosures on estimating expected credit losses. The Company will adopt this guidance beginning with our annual report for fiscal 2027. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which requires incremental disclosures on recording intangibles for internal-use software. The Company will adopt this guidance beginning with our annual report for fiscal 2029. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of September 30, 2025 and June 30, 2025.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying Condensed Consolidated Balance Sheets as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2025 and June 30, 2025 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of September 30, 2025 and June 30, 2025 were approximately $32.7 million and $35.3 million, respectively. Contract liabilities as of June 30, 2025 subsequently recognized as revenue during the quarter ended September 30, 2025 were approximately $13.2 million. Contract liabilities as of June 30, 2024 subsequently recognized as revenue during the quarter ended September 30, 2024 were approximately $11.8 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Revenue by type is as follows (in thousands):

	Quarter Ended
	September 30,
	2025	2024
Consumables	$231,601	$230,845
Instruments	21,826	26,206
Services	27,482	27,357
Total product and services revenue, net	$280,909	$284,408
Royalty revenues	5,646	5,050
Total revenues, net	$286,555	$289,458

Revenue by geography is as follows (in thousands):

	Quarter Ended
	September 30,
	2025	2024
United States	$155,240	$165,015
EMEA, excluding United Kingdom	65,128	59,063
United Kingdom	13,205	13,944
APAC, excluding Greater China	19,147	18,122
Greater China	24,786	24,321
Rest of World	9,049	8,993
Net sales	$286,555	$289,458

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2025	2025
Raw materials	$93,993	$89,080
Finished goods(1)	114,878	106,188
Inventories	$208,871	$195,268
(1)	Finished goods inventory of $5,683 and $5,822 is included within Other Assets in the September 30, 2025 and June 30, 2025, Condensed Consolidated Balance Sheets, respectively, as it is forecasted to be sold after the 12 months subsequent to the Condensed Consolidated Balance Sheets dates.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2025	2025
Land	$8,133	$8,151
Buildings and improvements	256,737	254,355
Machinery and equipment	244,188	245,924
Construction in progress	20,257	23,420
Property and equipment, cost	529,315	531,850
Accumulated depreciation and amortization	(288,981)	(286,131)
Property and equipment, net	$240,334	$245,719

Intangible Assets:

Intangible assets consist of (in thousands):

	September 30,	June 30,
	2025	2025
Developed technology	$579,531	$620,062
Tradenames	94,393	152,648
Customer relationships	210,431	212,800
Patents	5,062	4,967
Other intangibles	7,145	7,174
Definite-lived intangible assets	896,562	997,651
Accumulated amortization	(546,455)	(632,052)
Total intangible assets, net	$350,107	$365,599

Changes to the carrying amount of net intangible assets for the period ended September 30, 2025 consist of (in thousands):

September 30,
2025
Beginning balance	$365,599
Other additions	95
Amortization expense	(15,498)
Currency translation	(89)
Ending balance	$350,107

The estimated future amortization expense for intangible assets as of September 30, 2025 is as follows (in thousands):

Remainder 2026	$46,256
2027	58,682
2028	54,951
2029	40,870
2030	26,911
Thereafter	122,437
Total	$350,107

Goodwill:

Changes to the carrying amount of goodwill for the period ended September 30, 2025 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2025	$426,776	$554,159	$980,935
Currency translation	(1,975)	(48)	(2,023)
September 30, 2025	$424,801	$554,111	$978,912

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a quantitative goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2025. No indicators of impairment were identified as part of our assessment.

Other assets:

Other assets consist of (in thousands):

	September 30,	June 30,
	2025	2025
Equity method investment in Wilson Wolf	$234,925	$235,983
Long-term inventory	5,683	5,822
Investment in Spear Bio	15,000	15,000
Investment in MDxHealth(1)	8,682	—
Notes receivable(1)	7,744	2,184
Other	4,529	24,927
Other assets	$276,563	$283,916
(1)	Amounts relate to the completed divestitures of the Company’s held-for-sale assets.

Note 4. Fair Value Measurements:

The Company’s financial instruments include cash and cash equivalents, available for sale investments, derivative instruments, accounts receivable, notes receivable, accounts payable, and long-term debt.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	September 30,	Inputs Considered as
		2025	Level 1	Level 2	Level 3
Assets
Exchange traded securities(1)	Other assets	$8,682	$8,682	$—	$—
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	1,141	—	1,141	—
Notes receivable(2)	Other current assets	4,873	—	—	4,873
Notes receivable(2)	Other assets	7,744	—	—	7,744
Total assets		$22,440	$8,682	$1,141	$12,617

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$16,481	$—	$16,481	$—
Total liabilities		$16,481	$—	$16,481	$—
(1)Exchange traded securities received from the buyer in the sale of Exosome Diagnostics.
(2)Notes receivable relate to the divestiture of our businesses held-for-sale.

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2025	Level 1	Level 2	Level 3
Assets
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	$2,843	$—	$2,843	$—
Note receivable(1)	Other current assets	3,078	—	—	3,078
Note receivable(1)	Other assets	2,184	—	—	2,184
Total assets		$8,105	$—	$2,843	$5,262

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$18,034	$—	$18,034	$—
Total liabilities		$18,034	$—	$18,034	$—
(1)	Note receivable relates to the divestiture of our business held-for-sale.

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

The following table presents the contractual amounts of the Company's outstanding instruments (in millions):

		September 30,	June 30,
Instruments	Designation	2025	2025
Forward starting swaps(1)	Cash flow hedge	$200	$200
Cross-currency swap(2)	Net investment hedge	130	140
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

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our Condensed Consolidated Financial Statements for the quarters ended September 30, 2025 and 2024 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Quarter Ended
	September 30,
	2025	2024
Cash flow hedges
Forward starting swaps	$3,009	$5,010
Net investment hedges
Cross-currency swap	(717)	5,165
Total	$2,292	$10,175

	(Gain) Loss Reclassified into Income
	Quarter Ended
	September 30,		Income Statement
	2025	2024	Classification
Cash flow hedges
Forward starting swaps	$(1,921)	$(2,599)	Interest expense
Net investment hedges
Cross-currency swap	(613)	(782)	Interest expense
Total	$(2,534)	$(3,381)

Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in Accumulated Other Comprehensive Income (“AOCI”) in Note 7, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as Unrealized gains (losses) on cash flow hedges in the schedule of changes in AOCI in Note 7.

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable – The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value because of the short-term nature of these items.

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2025 and June 30, 2025, the outstanding balance under the Credit Agreement was $300.0 million and $346.0 million respectively.

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

The Condensed Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in thousands):

		Quarter Ended
		September, 30
		2025	2024
Condensed Consolidated Statements of Earnings
Fixed operating lease expense		$4,409	$4,385
Variable operating lease expense		1,326	1,262
Total operating lease expense		$5,735	$5,647

Condensed Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities		$4,455	$3,885
ROU assets obtained in exchange for operating lease obligations		278	799

		As of
Condensed Consolidated Balance Sheets		September 30,	June 30,
Lease Assets and Liabilities	Balance Sheet Classification	2025	2025
Operating lease ROU assets	Right-of-use asset	$70,725	$73,399

Operating lease liabilities - current	Operating lease liabilities - current	$13,771	$14,098
Operating lease liabilities - long-term	Operating lease liabilities	80,702	83,960
Total operating lease liabilities		$94,473	$98,058

Weighted average remaining lease term:		7.4 years	7.6 years
Weighted average discount rate:		4.3%	4.3%

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

September 30,
2025
Remaining 2026	$12,958
2027	16,710
2028	16,353
2029	15,893
2030	13,436
Thereafter	35,873
Total	$111,223
Less: Amounts representing interest	16,750
Total lease obligations	$94,473

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

Note 7. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income

The components of Other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The accumulated balances related to each component of Other comprehensive income (loss) are summarized as follows (in thousands):

Quarter ended September 30, 2025 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2025, net of tax:	$2,536	$(62,416)	$(59,880)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(3,169)	(3,318)	(6,487)
Amounts reclassified out	1,921	613	2,534
Total other comprehensive income (loss), before tax	(1,248)	(2,705)	(3,953)
Tax (expense)/benefit	(417)	(145)	(562)
Total other comprehensive income (loss), net of tax	(1,665)	(2,850)	(4,515)
Balance as of September 30, 2025, net of tax(1)	$871	$(65,266)	$(64,395)
(1)	The Company had a net deferred tax liability for its cash flow hedges of $0.3 million as of September 30, 2025.

Quarter ended September 30, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2024, net of tax:	$8,102	$(86,418)	$(78,316)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(5,010)	20,659	15,649
Amounts reclassified out	2,599	782	3,381
Total other comprehensive income (loss), before tax	(2,411)	21,441	19,030
Tax (expense)/benefit	(616)	(185)	(801)
Total other comprehensive income (loss), net of tax	(3,027)	21,256	18,229
Balance as of September 30, 2024, net of tax(1)	$5,075	$(65,162)	$(60,087)
(1)	The Company had a net deferred tax liability for its cash flow hedges of $1.6 million as of September 30, 2024.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	September 30,
	2025	2024
Earnings per share – basic:
Net earnings	$38,185	$33,600
Income allocated to participating securities	(6)	(6)
Income available to common shareholders	$38,179	$33,594
Weighted-average shares outstanding – basic	155,464	158,531
Earnings per share – basic	$0.25	$0.21

Earnings per share – diluted:
Net earnings	$38,185	$33,600
Income allocated to participating securities	(6)	(6)
Income available to common shareholders	$38,179	$33,594
Weighted-average shares outstanding – basic	155,464	158,531
Dilutive effect of stock options and restricted stock units	898	2,584
Weighted-average common shares outstanding – diluted	156,362	161,115
Earnings per share – diluted	$0.24	$0.21

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 6.5 million and 4.1 million for the quarters ended September 30, 2025 and 2024, respectively.

Note 9. Share-based Compensation:

During the quarters ended September 30, 2025 and 2024, the Company granted 0.9 million and 0.8 million stock options at weighted average grant prices of $53.60 and $74.85 and weighted average fair values of $18.86 and $25.32, respectively. During the quarters ended September 30, 2025 and 2024, the Company granted 0.6 million and 0.5 million restricted stock units at a weighted average fair value of $53.60 and $74.92, respectively. During the quarters ended September 30, 2025 and 2024, the Company did not grant restricted common stock shares.

Stock options for 1.4 million and 0.6 million shares of common stock with total intrinsic values of $18.8 million and $23.5 million were exercised during the quarters ended September 30, 2025 and 2024, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $11.7 million and $10.3 million was included in Selling, general and administrative expenses for the quarters ended September 30, 2025 and 2024, respectively. Additionally, the Company recognized $0.4 million and $0.3 million of stock-based compensation costs, inclusive of payroll taxes, in Cost of sales for the quarters ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $64.9 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Note 10. Other Income / (Expense):

The components of Other income (expense) in the accompanying Condensed Consolidated Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended
	September 30,
	2025	2024
Interest expense	$(2,934)	$(2,176)
Interest income	971	926
Gain (loss) on equity method investment	294	374
Other non-operating income (expense), net	2,002	1,060
Total other income (expense)	$333	$184

Note 11. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2026 and 2025 was 20.4% and 16.4%, respectively, of consolidated earnings before income taxes, inclusive of discrete items. The change in the Company’s tax rate for the quarter ended September 30, 2025 compared to September 30, 2024 was driven by a mix of net income and timing of discrete items.

The Company recognized total net benefits related to discrete tax items of $3.6 million during the quarter ended September 30, 2025, compared to $3.0 million of net benefits during the quarter ended September 30, 2024. Share-based compensation excess tax benefit contributed $0.5 million in the quarter ended September 30, 2025, compared to $3.3 million in the quarter ended September 30, 2024. The sale of Exosome contributed a tax benefit of $2.6 million during the quarter ended September 30, 2025. There was no comparable activity during the quarter ended September 30, 2024. The Company recognized total other immaterial net discrete tax benefit of $0.5 million in the quarter ended September 30, 2025, compared to $0.3 million of other immaterial net discrete tax expense in the quarter ended September 30, 2024.

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

The following is financial information relating to the Company's reportable segments (in thousands):

For the Quarter Ended September 30, 2025
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$202,188	$79,458	$281,646
Other revenue(1)			5,439
Intersegment			(530)
Consolidated net sales			$286,555
Segment operating income
Cost of sales	50,518	33,737
Selling, general and administrative	59,766	27,851
Research and development	14,191	8,992
Segment operating income	$77,713	$8,878	$86,591
Unallocated amounts
Amortization of intangibles			(15,350)
Acquisition related expenses and other			(3,351)
Certain litigation charges			(2,408)
Stock based compensation, inclusive of employer taxes			(12,096)
Restructuring and restructuring-related costs			(7,511)
Recovery of assets held-for-sale			6,789
Corporate general, selling, and administrative expenses			(2,433)
Impact of business held-for-sale(1)			(2,573)
Consolidated operating income			$47,658
(1)Includes the quarterly results of a business that has met the held-for-sale criteria as of June 30, 2025.

For the Quarter Ended September 30, 2024
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$204,535	$83,192	$287,727
Other revenue(1)			2,303
Intersegment			(572)
Consolidated net sales			$289,458
Segment operating income
Cost of sales	52,498	35,633
Selling, general and administrative	57,132	33,518
Research and development	14,364	9,764
Segment operating income	$80,541	$4,277	$84,818
Unallocated amounts
Amortization of intangibles			(19,741)
Acquisition related expenses and other			(1,701)
Certain litigation charges			(292)
Stock based compensation, inclusive of employer taxes			(10,637)
Restructuring and restructuring-related costs			(11,022)
Corporate general, selling, and administrative expenses			(1,586)
Impact of business held-for-sale(1)			148
Consolidated operating income			$39,987

(1)Includes the quarterly results of a business that has met the held-for-sale criteria as of December 31, 2023.

Note 13. Restructuring:

Fiscal 2025 Restructuring Actions:

During the fourth quarter of fiscal 2025, management engaged in a series of restructuring activities to optimize components of our global manufacturing processes. These activities included adjusting manufacturing locations and protocols of certain products to better align with geographical and customer demand. The Company is expecting to incur costs related to these actions through fiscal 2027, which will be recorded when specified criteria are met.

As part of these actions, certain assets and liabilities associated with the Exosome Diagnostics business were classified as held-for-sale, including $4.5 million of goodwill allocated on a relative fair value basis at June 30, 2025. As a result of an impairment test performed during fiscal 2025, a cumulative impairment charge of $83.1 million was recorded. During the quarter ended September 30, 2025, the Company entered into an agreement with a buyer to purchase the Exosome Diagnostics business for approximately $15.0 million, with approximately $6.8 million in stock received at closing. Additionally, we recognized a recovery of assets held-for-sale of $6.8 million during the quarter ended September 30, 2025 recorded within Selling, general, and administrative on the Condensed Consolidated Statements of Earnings. As part of the agreement, the Company and the buyer entered into a promissory note that will mature in September 2029 that requires the buyer to pay four annual installments of $2.5 million, of which up to $5.0 million is payable in the stock of the buyer, MDxHealth. As of September 30, 2025, the fair value of the note receivable was approximately $9.0 million and is included within Other current assets and Other assets on the Condensed Consolidated Balance Sheets.

The restructuring and restructuring-related charges for periods presented were recorded in the Condensed Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

Quarter Ended
September 30,
2025
Cost of sales	$1,482
Selling, general and administrative(1)	(1,357)
Total	$125
(1)	Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general, and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Quarter ended September 30, 2025
	Employee	Asset-related	Recovery
	severance	and other	of assets held-for-sale	Total
Protein Sciences	$1,636	$1,572	$—	$3,208
Diagnostics and Spatial Biology	2,966	—	(6,789)	(3,823)
Corporate	740	—	—	740
Total	$5,342	$1,572	$(6,789)	$125

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Accrued expenses in the accompanying Condensed Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income have been summarized in the notes to the table (in thousands):

			Impairment (Recovery)
	Employee	Asset	of assets
	severance(1)	impairment and other(2)	held-for-sale	Total
Expense incurred in the fourth quarter of 2025	$1,041	$11,531	$83,059	$95,631
Cash payments	—	—	—	—
Non-cash adjustments	—	(11,471)	(83,059)	(94,530)
Accrued restructuring actions balance as of June 30, 2025	$1,041	$60	$—	$1,101
Expense incurred in the first quarter of 2026	$5,342	$1,572	$(6,789)	$125
Cash payments	(3,414)	(1,632)	—	(5,046)
Non-cash adjustments	—	—	6,789	6,789
Accrued restructuring actions balance as of September 30, 2025	$2,969	$—	$—	$2,969

(1)Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages.

(2)Primarily relates to impairment of inventory and equipment.

In the first quarter of fiscal 2025, the Company announced enterprise-wide restructuring focused on recovering operating margins and optimizing our manufacturing footprint. The Company is expecting to incur costs related to these actions through fiscal 2026, which will be recorded when specified criteria are met. The restructuring and restructuring-related charges for periods presented were recorded in the Condensed Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2025	2024
Cost of sales	$597	$4,898
Selling, general and administrative(1)	—	5,371
Total	$597	$10,269
(1)	Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general, and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Three months ended September 30,
	2025			2024
	Employee	Asset-related		Employee	Asset-related
	severance	and other	Total	severance	and other	Total
Protein Sciences	$420	$177	$597	$2,274	$7,417	$9,691
Diagnostics and Spatial Biology	—	—	—	444	—	444
Corporate	—	—	—	134	—	134
Total	$420	$177	$597	$2,852	$7,417	$10,269

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income have been summarized in the notes to the table (in thousands):

	Employee	Asset
	severance(1)	impairment and other(2)	Total
Expense incurred in the first quarter of 2025	$2,852	$7,417	$10,269
Incremental expense incurred in remainder of 2025	593	3,555	4,148
Cash payments	(2,223)	(1,131)	(3,354)
Non-cash adjustments	$—	$(9,841)	$(9,841)
Accrued restructuring actions balance as of June 30, 2025	$1,222	$—	$1,222
Incremental expense incurred in the first quarter of 2026	420	177	597
Cash payments	(847)	(177)	(1,024)
Accrued restructuring actions balance as of September 30, 2025	$795	$—	$795
(1)	Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages related to the closure or relocation of certain manufacturing sites.
(2)	Primarily relates to impairment of intangibles and inventory as a result of the closure and relocation of certain manufacturing sites.

Note 14. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited condensed consolidated financial information and related notes included in this Form 10-Q, and MD&A of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2025. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic oncology assays. This segment also manufactures and sells advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the quarter ended September 30, 2025 were $286.6 million, a decrease of 1% compared to the same prior year period. Organic revenue for the quarter ended September 30, 2025 decreased 1% compared to the prior year, with foreign currency exchange having a favorable impact of 1% and businesses held-for-sale having an unfavorable impact of 1%. Organic revenue for the quarter ended September 30, 2025 was primarily driven by favorable performance by our Diagnostics and Spatial Biology portfolio offset by volume pressure in our Protein Sciences segment.

Gross Margins

Consolidated gross margin for the quarter ended September 30, 2025 was 65.6% compared to 63.2% for the same prior year period. Excluding the impact of costs recognized upon the sale of acquired inventory, amortization of intangibles, stock-based compensation expense, restructuring and restructuring-related costs, and the impact of businesses held-for-sale, adjusted gross margin for the quarter ended September 30, 2025 was 70.2% compared to 69.5% for the quarter ended September 30, 2024. Fluctuations in consolidated gross margin and adjusted gross margin, as a percentage of sales, have primarily resulted from changes in product mix and a reduction in restructuring charges. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates as well as future acquisitions.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, restructuring and restructuring-related charges, and the impact of businesses held-for-sale included in Cost of sales, is as follows (in thousands):

	Quarter Ended
	September 30,
	2025	2024
Total consolidated net sales	$286,555	$289,458
Business held-for-sale(1)	5,439	2,303
Revenue from recurring operations	$281,116	$287,155

Gross margin - GAAP	$188,112	$183,017
Gross margin percentage - GAAP	65.6%	63.2%

Identified adjustments:
Costs recognized upon sale of acquired inventory	$—	$188
Amortization of intangibles	9,439	11,779
Stock-based compensation, inclusive of employer taxes	385	272
Restructuring and restructuring-related costs	2,079	4,898
Impact of business held-for-sale(1)	(2,581)	(558)
Adjusted gross margin	$197,434	$199,596
Adjusted gross margin percentage(2)	70.2%	69.5%

(1)	September 30, 2024 amounts relate to the Protein Sciences segment business that met the held-for-sale criteria on December 31, 2023. September 30, 2025 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.
(2)	Adjusted gross margin percentage excludes both revenue and gross margin for the businesses that met the held-for-sale criteria during the respective periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2% to $116.2 million for the quarter ended September 30, 2025 from the same prior year period. The decrease in expenses was due to cost management initiatives.

Research and Development Expenses

Research and development expenses increased 2% to $24.2 million for the quarter ended September 30, 2025 from the same prior year period. The increase in expenses was due to timing of strategic growth investments, offset by cost management initiatives.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2025	2024
Net sales (in thousands)	$202,188	$204,535
Operating margin percentage	38.4%	39.4%

The Protein Sciences segment’s net sales for the quarter ended September 30, 2025 was $202.2 million, which decreased 1% compared to the same respective prior year period. As of December 31, 2023, a business within the Protein Sciences segment met the criteria as held-for-sale; this held-for-sale business has been excluded from the segment’s fiscal 2026 and 2025 operating results. Organic revenue for the segment decreased 3%, and foreign currency exchange had a favorable impact of 2%.

The operating margin was 38.4% for the quarter ended September 30, 2025 compared to 39.4% in the comparative prior year period. The segment’s operating margin was unfavorably impacted by a reduction in volume leverage.

Diagnostics and Spatial Biology

	Quarter Ended
	September 30,
	2025	2024
Net sales (in thousands)	$79,458	$83,192
Operating margin percentage	11.2%	5.1%

The Diagnostics and Spatial Biology segment’s net sales for the quarter ended September 30, 2025 was $79.5 million, with a reported decrease of 4% compared to the same respective prior year period. Organic revenue growth was 3% for the first quarter of fiscal 2026, with foreign currency exchange having an immaterial impact. As of June 30, 2025, a business within the Diagnostics and Spatial Biology segment met the criteria as held-for-sale; this held-for-sale business has been excluded from the segment’s fiscal 2026 operating results and had an unfavorable impact of 7%.

The operating margin for the segment was 11.2% for the quarter ended September 30, 2025 compared to 5.1% in the comparative prior year period. The segment’s operating margin was favorably impacted by the Exosome Diagnostics divestiture and productivity initiatives.

Income Taxes

Income taxes were at an effective rate of 20.4% of consolidated earnings for the quarter ended September 30, 2025, compared to 16.4% for the same respective prior year period. The change in the Company’s tax rate for the quarter ended September 30, 2025 was driven by the mix of net income.

The forecasted tax rate as of the first fiscal quarter of 2026 before discrete items is 26.5% compared to the prior year forecasted tax rate before discrete items of 23.6%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2026 to range from 26% to 30%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Quarter Ended
	September 30,
	2025	2024
Net earnings before taxes - GAAP	$47,991	$40,171
Identified adjustments:
Amortization of intangibles	15,350	19,741
Amortization of Wilson Wolf intangible assets	2,490	2,490
Acquisition related expenses and other	3,508	1,862
Certain litigation charges	2,408	292
Stock-based compensation, inclusive of employer taxes	12,096	10,637
Restructuring and restructuring-related costs	7,511	11,022
Investment gain and other non-operating income	(2,146)	—
Recovery of assets held-for-sale	(6,789)	—
Impact of business held-for-sale(1)	2,573	(148)
Net earnings before taxes - Adjusted	$84,992	$86,067
Non-GAAP tax rate	22.3%	21.5%
Non-GAAP tax expense	$18,953	$18,536
Non-GAAP adjusted net earnings	$66,039	$67,531
Earnings per share - diluted - Adjusted	$0.42	$0.42
(1)	September 30, 2024 amounts relate to the Protein Sciences segment business that met the held-for-sale criteria on December 31, 2023. September 30, 2025 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarters ended September 30, 2025 and 2024.

	Quarter Ended
	September 30,
	2025	2024
GAAP effective tax rate	20.4%	16.4%
Discrete items	6.1	7.2
Long-term GAAP tax rate	26.5%	23.6%
Rate impact items
Stock based compensation	(2.7)%	(2.8)%
Other	(1.5)	0.7
Total rate impact items	(4.2)%	(2.1)%
Non-GAAP adjusted tax rate	22.3%	21.5%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2025 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $145.0 million as of September 30, 2025, compared to $162.2 million as of June 30, 2025.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 31, 2027. As of September 30, 2025, there is $700 million available on the line-of-credit. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

During fiscal year 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal year 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of September 30, 2025, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $27.6 million from operating activities in the first quarter of fiscal 2026 compared to $63.9 million in the first quarter of fiscal 2025. The decrease from the prior year was primarily due to changes in the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the first quarter of fiscal 2026 and 2025 were $5.4 million and $9.2 million, respectively. Capital expenditures for the remainder of fiscal 2026 are expected to be approximately $27 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2026 are related to increasing capacity to meet expected sales growth across the Company.

During the first quarter of fiscal 2026, the Company received $4.6 million for assets held-for-sale. There was no comparable activity in the first quarter of fiscal 2025.

During the first quarter of fiscal 2025, the Company invested $15.0 million into Spear Bio. There was no comparable activity in the first quarter of fiscal 2026.

During the first quarter of fiscal 2025, certificates of deposit reached maturity for $1.1 million. There was no comparable activity in the first quarter of fiscal 2026.

The Company received tax distributions of $1.4 million from its equity method investee during the first quarter of both fiscal 2026 and 2025.

Cash Flows From Financing Activities

During the first quarter of fiscal 2026 and 2025, the Company paid cash dividends of $12.4 million and $12.7 million, respectively, to all common shareholders. On November 5, 2025, the Company announced the payment of a $0.08 per share cash dividend, or approximately $12.5 million, will be payable November 28, 2025 to all common shareholders of record on November 17, 2025.

Cash of $23.5 million and $25.1 million was received during the first quarter of fiscal 2026 and 2025, respectively, from the exercise of stock options.

During the first quarter of fiscal 2026 and 2025, the Company made repayments of $46.0 million and $19.0 million, respectively, on its long-term debt balance. The Company did not draw under its revolving line-of-credit facility during the first quarter of fiscal 2026 and 2025.

During the first quarter of fiscal 2026 and 2025, the Company paid taxes of $9.2 million and $5.0 million related to taxes on restricted stock, restricted stock units and stock options exercised through a net share settlement.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2025 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter ended September 30, 2025 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic revenue represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, the impact of businesses held-for-sale, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from businesses held-for-sale are excluded from our organic revenue calculation starting on the date they become held-for-sale as those revenues will not be comparative in future periods. Revenues from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-owned consolidated subsidiaries in fiscal years 2026 or 2025.

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

Readers are encouraged to review the reconciliations of the adjusted financial measures used in management's discussion and analysis of the financial condition of the Company to their most directly comparable GAAP financial measures provided within the Company's Condensed Consolidated Financial Statements.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing Selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic, political, regulatory, and other conditions, increased competition, the reliance on internal manufacturing and related operations, supply chain challenges, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2025 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 5, 2025, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2025, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on April 30, 2025, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $505 million in stock. As of September 30, 2025, the Company had $405.0 million available to repurchase under our existing plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	—	$—	—	$405,007,867
August 1 - August 31, 2025	500	48.01	500	404,983,864
September 1 - September 30, 2025	—	—	—	404,983,864
July 1 - September 30, 2025	500	48.01	500

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: November 5, 2025	/s/ Kim Kelderman
Kim Kelderman
President and Chief Executive Officer

Date: November 5, 2025	/s/ James Hippel
James Hippel
Executive Vice President, Chief Financial Officer