Form 10-Q
period 2025-12-31
BIO-TECHNE Corp
filed 2026-02-04
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025, or

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

At January 29, 2026, 156,453,292 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$295,877	$297,031	$582,432	$586,489
Cost of sales	104,600	103,145	203,043	209,586
Gross margin	191,277	193,886	379,389	376,903

Operating expenses:
Selling, general and administrative	113,691	121,451	229,904	240,612
Research and development	23,125	25,016	47,366	48,885
Total operating expenses	136,816	146,467	277,270	289,497
Operating income	54,461	47,419	102,119	87,406

Other income (expense)	(3,677)	(4,543)	(3,344)	(4,359)
Earnings before income taxes	50,784	42,876	98,775	83,047
Income taxes	12,775	7,986	22,581	14,557
Net earnings	$38,009	$34,890	$76,194	$68,490
Other comprehensive income (loss):
Foreign currency translation income (loss)	2,762	(25,518)	(88)	(4,262)
Unrealized gains (losses) on derivative instruments	(711)	(45)	(2,376)	(3,072)
Other comprehensive income (loss)	2,051	(25,563)	(2,464)	(7,334)
Comprehensive income	$40,060	$9,327	$73,730	$61,156

Earnings per share:
Basic	$0.24	$0.22	$0.49	$0.43
Diluted	$0.24	$0.22	$0.49	$0.42

Weighted average common shares outstanding:
Basic	155,839	158,431	155,652	158,481
Diluted	156,999	160,626	156,750	161,353

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	December 31,
	2025	June 30,
	(unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$172,879	$162,186
Accounts receivable, less allowances of $4,448 and $4,215, respectively	184,614	206,876
Inventories	205,447	189,446
Current assets held-for-sale	—	12,332
Other current assets	74,492	37,460
Total current assets	637,432	608,300

Property and equipment, net	234,383	245,719
Right-of-use assets	68,249	73,399
Goodwill	980,561	980,935
Intangible assets, net	334,990	365,599
Other assets	267,084	283,916
Total assets	$2,522,699	$2,557,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,269	$25,311
Salaries, wages and related accruals	45,026	65,791
Accrued expenses	20,337	25,663
Contract liabilities	31,030	32,571
Income taxes payable	2,476	10,770
Operating lease liabilities - current	13,710	14,098
Other current liabilities	1,578	1,645
Total current liabilities	140,426	175,849

Deferred income taxes	11,021	6,169
Long-term debt obligations	260,000	346,000
Operating lease liabilities	77,185	83,960
Other long-term liabilities	23,078	27,082

Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 155,881,291 and 154,972,196 respectively	1,559	1,550
Additional paid-in capital	964,955	911,089
Retained earnings	1,106,819	1,066,049
Accumulated other comprehensive loss	(62,344)	(59,880)
Total shareholders’ equity	2,010,989	1,918,808
Total liabilities and shareholders’ equity	$2,522,699	$2,557,868

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$76,194	$68,490
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,049	55,221
Costs recognized on sale of acquired inventory	—	373
Deferred income taxes	5,203	(13,417)
Stock-based compensation expense	25,640	24,892
(Gain) Loss on equity method investment	(404)	(420)
(Gain) Loss on investments	(37)	—
Asset impairment restructuring	3,253	9,841
Leases, net	(1,780)	492
Recovery of assets held-for-sale	(6,789)	—
Other operating activity	663	305
Change in operating assets and operating liabilities:
Trade accounts and other receivables, net	23,333	20,940
Inventories	(15,941)	(11,713)
Prepaid expenses	3,255	(405)
Trade accounts payable, accrued expenses, contract liabilities, and other	(8,107)	(29)
Salaries, wages and related accruals	(20,708)	3,882
Income taxes payable	(22,828)	(10,217)
Net cash provided by (used in) operating activities	109,996	148,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	—	1,085
Additions to property and equipment	(11,284)	(15,993)
Distributions from Wilson Wolf	1,351	1,403
Investment in Spear Bio	—	(15,000)
Proceeds from sale of assets held-for-sale	4,617	1,789
Net cash provided by (used in) investing activities	(5,316)	(26,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(24,914)	(25,424)
Proceeds from stock option exercises	28,234	30,641
Repurchases of common stock	(24)	(75,628)
Repayments of long-term debt	(86,000)	(19,000)
Taxes paid on RSUs and net share settlements	(10,486)	(5,997)
Net cash provided by (used in) financing activities	(93,190)	(95,408)

Effect of exchange rate changes on cash and cash equivalents	(797)	(353)
Net change in cash and cash equivalents	10,693	25,758
Cash and cash equivalents at beginning of period	162,186	151,791
Cash and cash equivalents at end of period	$172,879	$177,549

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$36,683	$37,593
Cash paid for interest	$8,809	$9,831

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
Six months ended December 31, 2025	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2025	154,972	$1,550	$911,089	$1,066,049	$(59,880)	$1,918,808
Net earnings				38,185		38,185
Other comprehensive income					(4,515)	(4,515)
Share repurchases	(1)	0		(24)		(24)
Common stock issued for exercise of options	625	6	21,477	(5,895)		15,588
Common stock issued for restricted stock awards	110	1	(1)	(3,337)		(3,337)
Cash dividends ($0.08 per share)				(12,444)		(12,444)
Stock-based compensation expense			11,543			11,543
Common stock issued to employee stock purchase plan	43	0	2,012			2,012
Employee stock purchase plan expense			(2)			(2)
Balances at September 30, 2025	155,749	$1,557	$946,118	$1,082,534	$(64,395)	$1,965,814
Net earnings				38,009		38,009
Other comprehensive income					2,051	2,051
Common stock issued for exercise of options	100	1	4,738	—		4,739
Common stock issued for restricted stock awards	32	1	(1)	(1,254)		(1,254)
Cash dividends ($0.08 per share)				(12,470)		(12,470)
Stock-based compensation expense			13,727			13,727
Employee stock purchase plan expense			373			373
Balances at December 31, 2025	155,881	$1,559	$964,955	$1,106,819	$(62,344)	$2,010,989

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
Six months ended December 31, 2024	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$2,068,850
Net earnings				33,600		33,600
Other comprehensive income					18,229	18,229
Common stock issued for exercise of options	577	6	23,224	(2,338)		20,892
Common stock issued for restricted stock awards	50	1	1	(2,646)		(2,644)
Cash dividends ($0.08 per share)				(12,688)		(12,688)
Stock-based compensation expense			10,146			10,146
Common stock issued to employee stock purchase plan	35	0	2,227			2,227
Employee stock purchase plan expense			38			38
Balances at September 30, 2024	158,878	$1,589	$855,973	$1,341,175	$(60,087)	$2,138,650
Net earnings				34,890		34,890
Other comprehensive income					(25,563)	(25,563)
Share repurchases	(1,118)	(11)		(75,617)		(75,628)
Common stock issued for exercise of options	132	1	5,183	(20)		5,164
Common stock issued for restricted stock awards	24	0	0	(993)		(993)
Cash dividends ($0.08 per share)				(12,736)		(12,736)
Stock-based compensation expense			14,335			14,335
Employee stock purchase plan expense			373			373
Balances at December 31, 2024	157,916	$1,579	$875,864	$1,286,699	$(85,650)	$2,078,492

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

Investments: In September 2025, the Company received MDxHealth SA (MDxHealth) stock as part of our divestiture of Exosome Diagnostics. The fair value of the stock is included within Other current assets on the Condensed Consolidated Balance Sheets. Refer to Note 4 for the fair market valuation for the periods presented.

In July 2024, the Company paid $15 million to enter into an investment in Spear Bio. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances. No such events or changes in circumstances were identified in the period ended December 31, 2025. The Company’s total investment of $15 million is included within Other assets on the Condensed Consolidated Balance Sheets.

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

In August 2024, 791,204 shares of outstanding vested stock options related to former employees expired, which have now been excluded from the Company’s dilutive EPS calculation for the period ended September 30, 2024. Of the 791,204 shares, 779,084 shares belonged to the Company’s former CEO. The expiration date of these options was previously under dispute. The dispute with the former CEO was resolved through a binding arbitration award during the quarter ended March 31, 2025 for which the Company paid $37.2 million inclusive of interest and legal fees. The dispute regarding the remaining 12,120 shares was resolved during the quarter ended March 31, 2025, resulting in total payments of $0.5 million.

Litigation charges were immaterial during the quarter and six months ended December 31, 2025 and 2024. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. While it is not possible to predict the outcome for most of the legal matters discussed above, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

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

Relevant New Standards Issued Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company will adopt this guidance beginning with our annual report for fiscal 2026. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement –Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires incremental disclosures on purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other expenses. The Company will adopt this guidance beginning with our annual report for fiscal 2028. This accounting standard will increase disclosures in the Company’s annual reporting but will have no impact on reported income statement expenses.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of December 31, 2025 and June 30, 2025.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying Condensed Consolidated Balance Sheets as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of December 31, 2025 and June 30, 2025, are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of December 31, 2025 and June 30, 2025 were approximately $33.0 million and $35.3 million, respectively. Contract liabilities as of June 30, 2025 subsequently recognized as revenue during the quarter and six months ended December 31, 2025 were approximately $9.4 million and $22.6 million, respectively. Contract liabilities as of June 30, 2024 subsequently recognized as revenue during the quarter and six months ended December 31, 2024 were approximately $8.0 million and $19.9 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Consumables	$235,443	$230,715	$467,044	$461,560
Instruments	29,605	30,868	51,431	57,074
Services	22,316	27,350	49,798	54,707
Total product and services revenue, net	$287,364	$288,933	$568,273	$573,341
Royalty revenues	8,513	8,098	14,159	13,148
Total revenues, net	$295,877	$297,031	$582,432	$586,489

Revenue by geography is as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
United States	$146,557	$159,906	$301,797	$324,921
EMEA, excluding United Kingdom	75,354	70,392	140,482	129,455
United Kingdom	13,728	13,243	26,933	27,187
APAC, excluding Greater China	22,742	19,010	41,889	37,131
Greater China	26,351	24,754	51,137	49,074
Rest of World	11,145	9,726	20,194	18,721
Net sales	$295,877	$297,031	$582,432	$586,489

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	December 31,	June 30,
	2025	2025
Raw materials	$96,203	$89,080
Finished goods(1)	114,842	106,188
Inventories	$211,045	$195,268

(1) Finished goods inventory of $5,598 and $5,822 is included within Other long-term assets in the respective December 31, 2025 and June 30, 2025. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the Condensed Consolidated Balance Sheets dates.

Property and Equipment:

Property and equipment consist of (in thousands):

	December 31,	June 30,
	2025	2025
Land	$8,147	$8,151
Buildings and improvements	257,989	254,355
Machinery and equipment	241,981	245,924
Construction in progress	19,375	23,420
Property and equipment, cost	527,492	531,850
Accumulated depreciation and amortization	(293,109)	(286,131)
Property and equipment, net	$234,383	$245,719

Intangible Assets:

Intangible assets consist of (in thousands):

	December 31,	June 30,
	2025	2025
Developed technology	$579,907	$620,062
Tradenames	94,502	152,648
Customer relationships	210,444	212,800
Patents	5,151	4,967
Other intangibles	7,149	7,174
Definite-lived intangible assets	897,153	997,651
Accumulated amortization	(562,163)	(632,052)
Total intangible assets, net	$334,990	$365,599

Changes to the carrying amount of net intangible assets for the period ended December 31, 2025 consist of (in thousands):

December 31,
2025
Beginning balance	$365,599
Other additions	184
Amortization expense	(31,027)
Currency translation	234
Ending balance	$334,990

Amortization expense related to intangible assets was as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Amortization expense	$15,529	$18,871	$31,027	$38,911

The estimated future amortization expense for intangible assets as of December 31, 2025 is as follows (in thousands):

Remainder 2026	$30,970
2027	58,707
2028	54,975
2029	40,881
2030	26,922
Thereafter	122,535
Total	$334,990

Goodwill:

Changes to the carrying amount of goodwill for the period ended December 31, 2025 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2025	$426,776	$554,159	$980,935
Currency translation	(885)	511	(374)
December 31, 2025	$425,891	$554,670	$980,561

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

Other Assets:

Other assets consist of (in thousands):

	December 31,	June 30,
	2025	2025
Equity method investment in Wilson Wolf	$235,036	$235,983
Long-term inventory	5,598	5,822
Investment in Spear Bio	15,000	15,000
Notes receivable(1)	7,179	2,184
Other	4,271	24,927
Other assets	$267,084	$283,916
(1)	Amounts relate to the divestiture of our businesses held-for-sale.

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

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	December 31,	Inputs Considered as
		2025	Level 1	Level 2	Level 3
Assets
Exchange traded securities(1)	Other current assets	$6,666	$6,666	$—	$—
Notes receivable(2)	Other current assets	4,873	—	—	4,873
Notes receivable(2)	Other assets	7,179	—	—	7,179
Total assets		$18,718	$6,666	$—	$12,052

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$16,317	$—	$16,317	$—
Total liabilities		$16,317	$—	$16,317	$—

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
(1)Notes receivable relates to the divestiture of our business held-for-sale.

Fair value measurements of derivative instruments

The Company utilized forward starting swaps designated as a cash flow hedge on forecasted debt for a portion of periods presented. The forward starting swaps reduced the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s forecasted variable interest long-term debt to that of a fixed interest rate. Accordingly, as part of the forward starting swaps, the Company exchanged, at specified intervals, the difference between floating and fixed interest amounts based on a notional principal amount. The Company also uses a cross-currency swap contract to manage its exposure to foreign currency risk associated with the Company's net investment in its Swiss subsidiary.

The following table presents the contractual amounts of the Company's outstanding instruments (in millions):

		December 31,	June 30,
Instruments	Designation	2025	2025
Forward starting swaps(1)	Cash flow hedge	$—	$200
Cross-currency swap(2)	Net investment hedge	130	140

(1) In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $200 million of notional principal. The effective date of the swap was November 2022 and matured in November 2025.

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

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our Condensed Consolidated Financial Statements for the quarter and six months ended December 31, 2025 and 2024 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Cash flow hedges
Forward starting swaps	$1,410	$1,689	$4,419	$6,699
Net investment hedges
Cross-currency swap	336	(7,690)	(381)	(2,525)
Total	$1,746	$(6,001)	$4,038	$4,174

	(Gain) Loss Reclassified into Income
	Quarter Ended		Six Months Ended
	December 31,		December 31,		Income Statement
	2025	2024	2025	2024	Classification
Cash flow hedges
Forward starting swaps	$(757)	$(2,155)	$(2,678)	$(4,754)	Interest expense
Net investment hedges
Cross-currency swap	(660)	(660)	(1,273)	(1,442)	Interest expense
Total	$(1,417)	$(2,815)	$(3,951)	$(6,196)

Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in Accumulated Other Comprehensive Income (AOCI) in Note 7, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as Unrealized gains (losses) on cash flow hedges in the schedule of changes in AOCI in Note 7.

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of December 31, 2025 and June 30, 2025, the outstanding balance under the Credit Agreement was $260.0 million and $346.0 million, respectively.

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

The Condensed Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in thousands):

		Quarter Ended		Six Months Ended
		December, 31		December, 31
		2025	2024	2025	2024
Condensed Consolidated Statements of Earnings
Fixed operating lease expense		$4,401	$4,345	$8,810	$8,723
Variable operating lease expense		1,171	1,319	2,497	2,581
Total operating lease expense		$5,572	$5,664	$11,307	$11,304

Condensed Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities		$4,480	$4,183	$8,935	$8,068
ROU assets obtained in exchange for operating lease obligations		370	522	648	1,321

		As of
Condensed Consolidated Balance Sheets		December 31,	June 30,
Lease Assets and Liabilities	Balance Sheet Classification	2025	2025
Operating lease ROU assets	Right-of-use assets	$68,249	$73,399

Operating lease liabilities - current	Operating lease liabilities - current	$13,710	$14,098
Operating lease liabilities - long-term	Operating lease liabilities	77,185	83,960
Total operating lease liabilities		$90,895	$98,058

Weighted average remaining lease term:		7.2 years	7.6 years
Weighted average discount rate:		4.3%	4.3%

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

December 31,
2025
Remaining 2026	$8,516
2027	16,802
2028	16,420
2029	15,857
2030	13,397
Thereafter	35,556
Total	$106,548
Less: Amounts representing interest	15,653
Total lease obligations	$90,895

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

Note 7. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income

The components of Other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The accumulated balances related to each component of Other comprehensive income (loss) are summarized as follows:

Quarter ended December 31, 2025 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of September 30, 2025, net of tax	$871	$(65,266)	$(64,395)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(1,250)	2,262	1,012
Amounts reclassified out	757	660	1,417
Total other comprehensive income (loss), before tax	(493)	2,922	2,429
Tax (expense)/benefit	(218)	(160)	(378)
Total other comprehensive income (loss), net of tax	(711)	2,762	2,051
Balance as of December 31, 2025, net of tax	$160	$(62,504)	$(62,344)

Quarter ended December 31, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of September 30, 2024 net of tax:	$5,075	$(65,162)	$(60,087)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(1,689)	(26,021)	(27,710)
Amounts reclassified out	2,155	660	2,815
Total other comprehensive income (loss), before tax	466	(25,361)	(24,895)
Tax (expense)/benefit	(511)	(157)	(668)
Total other comprehensive income (loss), net of tax	(45)	(25,518)	(25,563)
Balance as of December 31, 2024, net of tax	$5,030	$(90,680)	$(85,650)

Six months ended December 31, 2025 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2025, net of tax:	$2,536	$(62,416)	$(59,880)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(4,419)	(1,056)	(5,475)
Amounts reclassified out	2,678	1,273	3,951
Total other comprehensive income (loss), before tax	(1,741)	217	(1,524)
Tax (expense)/benefit	(635)	(305)	(940)
Total other comprehensive income (loss), net of tax	(2,376)	(88)	(2,464)
Balance as of December 31, 2025, net of tax	$160	$(62,504)	$(62,344)

Six months ended December 31, 2024 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2024, net of tax:	$8,102	$(86,418)	$(78,316)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(6,699)	(5,362)	(12,061)
Amounts reclassified out	4,754	1,442	6,196
Total other comprehensive income (loss), before tax	(1,945)	(3,920)	(5,865)
Tax (expense)/benefit	(1,127)	(342)	(1,469)
Total other comprehensive income (loss), net of tax	(3,072)	(4,262)	(7,334)
Balance as of December 31, 2024, net of tax	$5,030	$(90,680)	$(85,650)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Earnings per share – basic:
Net earnings	$38,009	$34,890	$76,194	$68,490
Income allocated to participating securities	(6)	(3)	(19)	(12)
Income available to common shareholders	$38,003	$34,887	$76,175	$68,478
Weighted-average shares outstanding – basic	155,839	158,431	155,652	158,481
Earnings per share – basic	$0.24	$0.22	$0.49	$0.43

Earnings per share – diluted:
Net earnings	$38,009	$34,890	$76,194	$68,490
Income allocated to participating securities	(6)	(3)	(19)	(12)
Income available to common shareholders	$38,003	$34,887	$76,175	$68,478
Weighted-average shares outstanding – basic	155,839	158,431	155,652	158,481
Dilutive effect of stock options and restricted stock units	1,160	2,195	1,098	2,872
Weighted-average common shares outstanding – diluted	156,999	160,626	156,750	161,353
Earnings per share – diluted	$0.24	$0.22	$0.49	$0.42

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 6.4 million and 4.1 million for the quarter ended December 31, 2025 and 2024, respectively, and 6.3 million and 3.6 million for the six months ended December 31, 2025 and 2024, respectively.

Note 9. Share-based Compensation:

During the six months ended December 31, 2025 and 2024, the Company granted 0.9 million and 0.8 million stock options at weighted average grant prices of $53.93 and $74.65 and weighted average fair values of $19.13 and $25.43, respectively. During the six months ended December 31, 2025 and 2024, the Company granted 0.6 million and 0.5 million restricted stock units at a weighted average fair value of $53.65 and $74.96, respectively. During the six months ended December 31, 2025 and 2024, the Company granted 13,120 and 11,696 shares of restricted common stock shares at a weighted average fair value of $60.96 and $68.37, respectively.

Stock options for 1.5 million and 0.8 million shares of common stock with total intrinsic values of $20.2 million and $28.3 million were exercised during the six months ended December 31, 2025 and 2024, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $13.4 million and $14.5 million was included in Selling, general and administrative expenses for the quarter ended December 31, 2025 and 2024, respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $25.0 million and $24.8 million was included in Selling, general, and administrative expenses for the six months ended December 31, 2025 and 2024, respectively. Additionally, the Company recognized $0.5 million and $0.4 million of stock-based compensation costs, inclusive of payroll taxes, in Cost of goods sold for the quarter ended December 31, 2025 and 2024, respectively. Stock-based compensation expense, inclusive of payroll taxes, of $0.9 million and $0.7 million was included in Cost of goods sold for the six months ended December 31, 2025 and 2024. As of December 31, 2025, there was $51.2 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Note 10. Other Income / (Expense):

The components of Other income (expense) in the accompanying Condensed Consolidated Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Interest expense	$(2,171)	$(2,148)	$(5,105)	$(4,324)
Interest income	897	1,348	1,868	2,274
Gain (loss) on equity method investment	110	46	404	420
Other non-operating income (expense), net(1)	(2,513)	(3,789)	(511)	(2,729)
Total other income (expense)	$(3,677)	$(4,543)	$(3,344)	$(4,359)
(1)	Fiscal 2026 primarily relates to the change in stock valuation for MDxHealth.

Note 11. Income Taxes:

The Company’s effective income tax rate for the quarter ended December 31, 2025 and 2024 was 25.2% and 18.6%, respectively, of consolidated earnings before income taxes, inclusive of discrete items, and 22.9% and 17.5% for the six months ended December 31, 2025 and 2024, respectively. The change in the Company’s tax rate for the quarter and six months ended December 31, 2025 compared to the quarter and six months ended December 31, 2024 was driven by discrete tax items.

The Company recognized total net tax benefit related to discrete tax items of $0.3 million and $3.9 million during the quarter and six months ended December 31, 2025, respectively, compared to total net tax benefits of $2.2 million and $5.2 million during the quarter and six months ended December 31, 2024, respectively. Share-based compensation excess tax expense was $0.5 million in the quarter ended December 31, 2025 and was immaterial for the six months ended December 31, 2025, compared to a benefit of $1.0 million and $4.3 million in the quarter and six months ended December 31, 2024, respectively. The sale of Exosome Diagnostics contributed a tax benefit of $2.6 million during the six months ended December 31, 2025. There was no comparable activity in the quarter ended December 31, 2025 and fiscal 2025. During the quarter and six months ended December 31, 2025, the Company had total other discrete tax benefit of $0.8 million and $1.3 million, respectively. The Company recognized total other immaterial net discrete tax benefit of $1.2 million and $0.9 million in the quarter and six months ended December 31, 2024, respectively.

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

The following is financial information relating to the Company's reportable segments (in thousands):

For the Quarter Ended December 31, 2025
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$215,084	$81,180	$296,264
Intersegment			(387)
Consolidated net sales			$295,877
Segment operating income
Cost of sales	57,030	36,471
Selling, general and administrative	58,993	27,597
Research and development	14,446	8,680
Segment operating income	$84,615	$8,432	$93,047
Unallocated amounts
Amortization of intangibles			(15,379)
Acquisition related expenses and other			(2,093)
Certain litigation charges			(2,140)
Stock based compensation, inclusive of employer taxes			(14,198)
Restructuring and restructuring-related costs			(3,739)
Corporate general, selling, and administrative expenses			(1,037)
Consolidated operating income			$54,461

For the Quarter Ended December 31, 2024
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$211,551	$84,135	$295,686
Other revenue(1)			1,849
Intersegment			(504)
Consolidated net sales			$297,031
Segment operating income
Cost of sales	51,927	35,595
Selling, general and administrative	57,483	35,064
Research and development	15,029	10,236
Segment operating income	$87,112	$3,240	$90,352
Unallocated amounts
Amortization of intangibles			(18,559)
Acquisition related expenses and other			(2,195)
Certain litigation charges			(1,386)
Stock based compensation, inclusive of employer taxes			(15,238)
Restructuring and restructuring-related costs			(3,287)
Corporate general, selling, and administrative expenses			(1,641)
Impact of business held-for-sale(1)			(627)
Consolidated operating income			$47,419

(1) Includes the quarterly results of a business that has met the held-for-sale criteria since December 31, 2023.

For the Six Months Ended December 31, 2025
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$417,272	$160,638	$577,910
Other revenue			5,439
Intersegment			(917)
Consolidated net sales			$582,432
Segment operating income
Cost of sales	107,547	70,208
Selling, general and administrative	118,759	55,448
Research and development	28,638	17,672
Segment operating income	$162,328	$17,310	$179,638
Unallocated amounts
Amortization of intangibles			(30,729)
Acquisition related expenses and other			(5,444)
Certain litigation charges			(4,549)
Stock based compensation, inclusive of employer taxes			(26,294)
Restructuring and restructuring-related costs			(11,249)
Recovery of assets held-for-sale			6,789
Corporate general, selling, and administrative expenses			(3,470)
Impact of business held-for-sale(1)			(2,573)
Consolidated operating income			$102,119

(1) Includes the quarterly results of a business that has met the held-for-sale criteria since June 30, 2025.

For the Six Months Ended December 31, 2024
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$416,086	$167,327	$583,413
Other revenue(1)			4,152
Intersegment			(1,076)
Consolidated net sales			$586,489
Segment operating income
Cost of sales	104,425	71,228
Selling, general and administrative	114,616	68,583
Research and development	29,392	20,000
Segment operating income	$167,653	$7,517	$175,170
Unallocated amounts
Amortization of intangibles			(38,300)
Acquisition related expenses and other			(3,896)
Certain litigation charges			(1,678)
Stock based compensation, inclusive of employer taxes			(25,875)
Restructuring and restructuring-related costs			(14,309)
Corporate general, selling, and administrative expenses			(3,227)
Impact of business held-for-sale(1)			(479)
Consolidated operating income			$87,406

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

As part of these actions, certain assets and liabilities associated with the Exosome Diagnostics business were classified as held-for-sale, including $4.5 million of goodwill allocated on a relative fair value basis at June 30, 2025. As a result of an impairment test performed during fiscal 2025, a cumulative impairment charge of $83.1 million was recorded. During the quarter ended September 30, 2025, the Company entered into an agreement with a buyer to purchase the Exosome Diagnostics business for approximately $15.0 million, with approximately $6.8 million in stock received at closing. Additionally, we recognized a recovery of assets held-for-sale of $6.8 million during the quarter ended September 30, 2025 recorded within Selling, general, and administrative on the Condensed Consolidated Statements of Earnings. As part of the agreement, the Company and the buyer entered into a promissory note that will mature in September 2029 that requires the buyer to pay four annual installments of $2.5 million, of which up to $5.0 million is payable in the stock of the buyer, MDxHealth. As of December 31, 2025, the fair value of the note receivable was approximately $9.0 million and is included within Other current assets and Other assets on the Condensed Consolidated Balance Sheets.

The restructuring and restructuring-related charges for periods presented were recorded in the Condensed Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

	Quarter Ended	Six Months Ended
	December 31,	December 31,
	2025	2025
Cost of sales	$1,472	$2,954
Selling, general and administrative(1)	1,824	467
Total	$3,296	$3,421

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general, and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Quarter ended December 31, 2025
	Employee	Asset-related	Recovery
	severance	and other	of assets held-for-sale	Total
Protein Sciences	$182	$2,713	$—	$2,895
Diagnostics and Spatial Biology	—	—	—	—
Corporate	96	305	—	401
Total	$278	$3,018	$—	$3,296

	Six months ended December 31, 2025
	Employee	Asset-related	Recovery
	severance	and other	of assets held-for-sale	Total
Protein Sciences	$1,818	$4,285	$—	$6,103
Diagnostics and Spatial Biology	2,966	—	(6,789)	(3,823)
Corporate	836	305	—	1,141
Total	$5,620	$4,590	$(6,789)	$3,421

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

			Impairment (Recovery)
	Employee	Asset	of assets
	severance(1)	impairment and other(2)	held-for-sale	Total
Expense incurred in the fourth quarter of 2025	$1,041	$11,531	$83,059	$95,631
Cash payments	—	—	—	—
Non-cash adjustments	—	(11,471)	(83,059)	(94,530)
Accrued restructuring actions balance as of June 30, 2025	$1,041	$60	$—	$1,101
Expense incurred in fiscal 2026	$5,620	$4,590	$(6,789)	$3,421
Cash payments	(5,890)	(4,455)	—	(10,345)
Non-cash adjustments	—	—	6,789	6,789
Accrued restructuring actions balance as of December 31, 2025	$771	$195	$—	$966

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

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Cost of sales	$442	$2,691	$1,039	$7,589
Selling, general and administrative(1)	—	273	—	5,644
Total	$442	$2,964	$1,039	$13,233

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general, and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Quarter ended December 31,
	2025			2024
	Employee	Asset-related		Employee	Asset-related
	severance	and other	Total	severance	and other	Total
Protein Sciences	$278	$164	$442	$39	$2,755	$2,794
Diagnostics and Spatial Biology	—	—	—	(19)	—	(19)
Corporate	—	—	—	185	4	189
Total	$278	$164	$442	$205	$2,759	$2,964

	Six months ended December 31,
	2025			2024
	Employee	Asset-related		Employee	Asset-related
	severance	and other	Total	severance	and other	Total
Protein Sciences	$698	$341	$1,039	$2,313	$10,172	$12,485
Diagnostics and Spatial Biology	—	—	—	425	—	425
Corporate	—	—	—	319	4	323
Total	$698	$341	$1,039	$3,057	$10,176	$13,233

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

	Employee	Asset
	severance(1)	impairment and other(2)	Total
Expense incurred in the first quarter of 2025	$2,852	$7,417	$10,269
Incremental expense incurred in remainder of 2025	593	3,555	4,148
Cash payments	(2,223)	(1,131)	(3,354)
Non-cash adjustments	$—	$(9,841)	$(9,841)
Accrued restructuring actions balance as of June 30, 2025	$1,222	$—	$1,222
Incremental expense incurred in fiscal 2026	698	341	1,039
Cash payments	(1,385)	(341)	(1,726)
Accrued restructuring actions balance as of December 31, 2025	$535	$—	$535

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

Note 14. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (MD&A) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited Condensed Consolidated Financial Information and related Notes included in this Form 10-Q, and MD&A of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2025. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

We are committed to providing the life sciences community with innovative, high-quality scientific tools that allow our customers to make extraordinary discoveries and treat and diagnose diseases. We intend to build on Bio-Techne’s past accomplishments, high product quality reputation and sound financial position by executing strategies that position us to serve as the standard for biological content in the research market, and to leverage that leadership position to expand our prescence in diagnostics and other adjacent markets. The Company’s strategic pillars for long-term growth and profitability are to grow and leverage the core, capitalize on high potential markets, market expansion through innovation and acquisition, deliver best-in-class customer experience, and develop people through a transformative culture.

Our Protein Sciences segment is a leading developer and manufacturer of high-quality purified proteins and reagent solutions, most notably cytokines and growth factors, antibodies, immunoassays, biologically active small molecule compounds, tissue culture reagents and T-Cell activation technologies. This segment also includes protein analysis solutions that offer researchers efficient and streamlined options for protein characterization, automated western blot and multiplexed ELISA workflow. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including FDA-regulated controls, calibrators, blood gas and clinical chemistry controls and other reagents for OEM and clinical customers, as well as a portfolio of clinical molecular diagnostic carrier screening and oncology assays. This segment also manufactures and sells fully automated multiomic spatial biology instrumentation and advanced tissue-based in-situ hybridization assays (ISH) for research and clinical use.

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the quarter ended December 31, 2025 remained flat at $295.9 million compared to the same prior year period. Consolidated net sales for the six months ended December 31, 2025 were $582.4 million, a decrease of 1% from the same prior year period. Organic revenue for the quarter ended December 31, 2025 remained flat compared to the prior year. Foreign currency exchange had a favorable impact of 2% and non-recurring prior year revenue from a business held-for-sale had an unfavorable impact of 2%. Organic revenue for the six months ended December 31, 2025 remained flat. Foreign currency exchange had a favorable impact of 1% and non-recurring prior year revenue from a business held-for-sale had an unfavorable impact of 2%. Organic revenue for the quarter ended December 31, 2025 was primarily driven by favorable performance by our Diagnostics and Spatial Biology portfolio offset by unfavorable product mix in our Protein Sciences segment.

Gross Margins

Consolidated gross margins for the quarter and six months ended December 31, 2025 were 64.6% and 65.1%, respectively, compared to 65.3% and 64.3% for the same prior year periods. Excluding the impact of costs recognized upon the sale of acquired inventory, amortization of intangibles, stock-based compensation expense, restructuring and restructuring-related expenses, and the impact of a business held-for-sale, adjusted gross margins for the quarter and six months ended December 31, 2025 were 68.5% and 69.4%, respectively, compared to 70.5% and 70.0% for the quarter and six months ended December 31, 2024, respectively. Fluctuations in consolidated gross margin and adjusted gross margin, as a percentage of sales, have primarily resulted from changes in product mix. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, restructuring and restructuring-related charges, and the impact of a business held-for-sale included in cost of sales, is as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Total consolidated net sales	$295,877	$297,031	$582,432	$586,489
Business held-for-sale(1)	—	1,849	5,439	4,152
Revenue from recurring operations	$295,877	$295,182	$576,993	$582,337

Gross margin - GAAP	$191,277	$193,886	$379,389	$376,903
Gross margin percentage - GAAP	64.6%	65.3%	65.1%	64.3%

Identified adjustments:
Costs recognized upon sale of acquired inventory	$—	$185	$—	$373
Amortization of intangibles	9,473	10,630	18,912	22,410
Stock-based compensation, inclusive of employer taxes	467	395	852	667
Restructuring and restructuring-related costs	1,526	2,691	3,604	7,589
Impact of business held-for-sale(1)	—	376	(2,581)	(182)
Adjusted gross margin	$202,743	$208,163	$400,176	$407,760
Adjusted gross margin percentage(2)	68.5%	70.5%	69.4%	70.0%

(1)December 31, 2024 amounts relate to the Protein Sciences segment business that met the held-for-sale criteria on December 31, 2023. December 31, 2025 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.

(2)Adjusted gross margin percentage excludes both revenue and gross margin for the businesses that met the held-for-sale criteria during the respective periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6% to $113.7 million and decreased 4% to $229.9 million for the quarter and six months ended December 31, 2025, respectively, from the same prior year periods. The decrease in expense for the quarter and six months ended December 31, 2025 was primarily due to ongoing cost management initiatives.

Research and Development Expenses

Research and development expenses decreased 8% to $23.1 million and decreased 3% to $47.4 million for the quarter and six months ended December 31, 2025, respectively, from the same prior year periods. We continue to make strategic growth investments in research and development as we also employ our cost management initiatives.

Segment Results

Protein Sciences

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales (in thousands)	$215,084	$211,551	$417,272	$416,086
Operating margin percentage	39.3%	41.2%	38.9%	40.3%

Protein Sciences’ net sales for the quarter and six months ended December 31, 2025 were $215.1 million and $417.3 million, respectively, with results increasing 2% and remaining flat, respectively, compared to the same respective prior year periods. As of December 31, 2023, a business within the Protein Sciences Segment met the criteria as held-for-sale; this held-for-sale business has been excluded from the segment’s fiscal 2026 and 2025 operating results. Organic revenue for the segment decreased 1% in the quarter ended December 31, 2025. Foreign currency exchange had a favorable impact of 3%. Organic revenue for the segment decreased 2% for the six months ended December 31, 2025. Foreign currency exchange had a favorable impact of 2%.

The operating margin was 39.3% and 38.9% for the quarter and six months ended December 31, 2025, respectively, compared to 41.2% and 40.3% in both comparative prior year periods. The segment’s operating margin decreased primarily due to unfavorable product mix, partially offset by ongoing profitability initiatives.

Diagnostics and Spatial Biology

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales (in thousands)	$81,180	$84,135	$160,638	$167,327
Operating margin percentage	10.4%	3.9%	10.8%	4.5%

Diagnostics and Spatial Biology’s net sales for the quarter and six months ended December 31, 2025 were $81.2 million and $160.6 million, respectively, with decreased net sales of 4% and 4% compared to the same respective prior year periods. Organic growth for the segment for the quarter ended December 31, 2025 was 3% from the prior year, with foreign currency exchange having a favorable impact of 1%. The held-for-sale business had an unfavorable impact of 8%. Organic revenue growth for the six months ended December 31, 2025 was 3% compared to the prior year, with foreign currency exchange having a favorable impact of 1%. The held-for-sale business had an unfavorable impact of 8%.

The operating margin for the segment was 10.4% and 10.8% for the quarter and six months ended December 31, 2025, respectively, compared to 3.9% and 4.5% in both comparative prior year periods. The segment’s operating margin was favorably impacted by the Exosome Diagnostics divestiture and ongoing profitability initiatives, partially offset by unfavorable product mix.

Income Taxes

Income taxes were at an effective rate of 25.2% and 22.9% of consolidated earnings for the quarter and six months ended December 31, 2025, respectively, compared to 18.6% and 17.5% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and six months ended December 31, 2025 was driven by the mix of net income.

The forecasted tax rate as of the second fiscal quarter of 2026 before discrete items is 26.2% compared to the prior year forecasted tax rate before discrete items of 23.6%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2026 to range from 25% to 29%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net earnings before taxes - GAAP	$50,784	$42,876	$98,775	$83,047
Identified adjustments:
Amortization of intangibles	15,379	18,559	30,729	38,300
Amortization of Wilson Wolf intangible assets	2,490	2,489	4,979	4,979
Acquisition related expenses and other	2,239	2,324	5,747	4,186
Certain litigation charges	2,140	1,386	4,549	1,678
Stock-based compensation, inclusive of employer taxes	14,198	15,238	26,294	25,875
Restructuring and restructuring-related costs	3,739	3,287	11,249	14,309
Investment (gain) loss and other non-operating (income) loss	1,842	—	(304)	—
Recovery of assets held-for-sale	—	—	(6,789)	—
Impact of business held-for-sale(1)	—	627	2,573	479
Net earnings before taxes - Adjusted	$92,811	$86,786	$177,802	$172,853
Non-GAAP tax rate	22.3%	21.5%	22.3%	21.5%
Non-GAAP tax expense	$20,697	$18,659	$39,650	$37,195
Non-GAAP adjusted net earnings	$72,114	$68,127	$138,152	$135,658
Earnings per share - diluted - Adjusted	$0.46	$0.42	$0.88	$0.84

(1)December 31, 2024 amounts relate to the Protein Sciences segment business that met the held-for-sale criteria on December 31, 2023. December 31, 2025 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and six months ended December 31, 2025 and 2024.

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
GAAP effective tax rate	25.2%	18.6%	22.9%	17.5%
Discrete items	0.5	5.1	3.3	6.1
Annual forecast update	0.5	(0.1)	—	—
Long-term GAAP tax rate	26.2%	23.6%	26.2%	23.6%
Rate impact items
Stock based compensation	(2.9)%	(2.8)%	(2.8)%	(2.9)%
Other	(1.0)	0.7	(1.1)	0.8
Total rate impact items	(3.9)%	(2.1)%	(3.9)%	(2.1)%
Non-GAAP adjusted tax rate	22.3%	21.5%	22.3%	21.5%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended December 31, 2025 is primarily a result of discrete tax items, including the tax expense of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $172.9 million as of December 31, 2025, compared to $162.2 million as of June 30, 2025.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 31, 2027. As of December 31, 2025, there is $740 million available on the line-of-credit. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

During fiscal 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of December 31, 2025, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $110.0 million from operating activities in the six months ended December 31, 2025 compared to $148.2 million in the six months ended December 31, 2024. The decrease from the prior year was primarily due to changes in the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the six months ended December 31, 2025 and 2024 were $11.3 million and $16.0 million, respectively. Capital expenditures for the remainder of fiscal 2026 are expected to be approximately $18 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2026 are related to increasing capacity to meet expected sales growth across the Company.

During the six months ended December 31, 2024, the Company invested $15.0 million into Spear Bio. There was no comparable activity in fiscal 2026.

During the six months ended December 31, 2024, certificates of deposit reached maturity for $1.1 million. There was no comparable activity in fiscal 2026.

The Company received tax distributions of $1.4 million from its equity method investee during the six months ended December 31, 2025 and 2024.

During the six months ended December 31, 2025, the Company received $4.6 million for assets held-for-sale. During the six months ended December 31, 2024, the Company received $1.8 million for the sale of assets held-for-sale.

Cash Flows From Financing Activities

During the six months ended December 31, 2025 and 2024, the Company paid cash dividends of $24.9 million and $25.4 million, respectively, to all common shareholders. On February 4, 2026, the Company announced the payment of an $0.08 per share cash dividend, or approximately $12.5 million, will be payable February 27, 2026, to all common shareholders of record on February 16, 2026.

Cash of $28.2 million and $30.6 million was received during the six months ended December 31, 2025 and 2024, respectively, from the exercise of stock options.

During the six months ended December 31, 2025 and 2024, the Company made repayments of $86.0 million and $19.0 million, respectively, on its long-term debt balance. The Company did not draw under its revolving line-of-credit facility during the six months ended December 31, 2025 and 2024.

There were $75.6 million of share repurchases during the six months ended December 31, 2024. There was no comparable activity in fiscal 2026.

During the six months ended December 31, 2025 and 2024, the Company paid taxes of $10.5 million and $6.0 million related to restricted stock units and stock options exercised through net share settlements classified as financing activities.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2025 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or six months ended December 31, 2025 that would require disclosure nor have there been any changes to the Company's policies.

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

Our non-GAAP financial measure of organic revenue represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, the impact of businesses held-for-sale, as well as the impact of partially-owned consolidated subsidiaries. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from businesses held-for-sale are excluded from our organic revenue calculation starting on the date they become held-for-sale as those revenues will not be comparative in future periods. Revenues from partially-owned subsidiaries consolidated in our financial statements are also excluded from our organic revenue calculation, as those revenues are not fully attributable to the Company. There was no revenue from partially-owned consolidated subsidiaries in fiscal 2026 or 2025.

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

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of February 4, 2026, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and six months ended December 31, 2025, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on April 30, 2025, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. As of December 31, 2025, the Company had $405.0 million available to repurchase under our existing plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	—	$—	—	$405,007,867
August 1 - August 31, 2025	500	48.01	500	404,983,864
September 1 - September 30, 2025	—	—	—	404,983,864
July 1 - September 30, 2025	500	48.01	500
October 1 - 31, 2025	—	—	—	404,983,864
November 1 - 30, 2025	—	—	—	404,983,864
December 1 - 31, 2025	—	—	—	404,983,864
October 1 - December 31, 2025	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: February 4, 2026	/s/ Kim Kelderman
Kim Kelderman
President and Chief Executive Officer

Date: February 4, 2026	/s/ James Hippel
James Hippel
Executive Vice President, Chief Financial Officer