Form 10-Q
period 2026-03-31
BIO-TECHNE Corp
filed 2026-05-06
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026, or

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

At April 29, 2026, 156,568,751 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$311,415	$316,181	$893,847	$902,671
Cost of sales	103,127	101,625	306,170	311,211
Gross margin	208,288	214,556	587,677	591,460

Operating expenses:
Selling, general and administrative	109,338	151,269	339,242	391,881
Research and development	23,455	24,579	70,821	73,464
Total operating expenses	132,793	175,848	410,063	465,345
Operating income	75,495	38,708	177,614	126,115

Other income (expense)	(4,270)	(434)	(7,614)	(4,793)
Earnings before income taxes	71,225	38,274	170,000	121,322
Income taxes	20,178	15,686	42,759	30,244
Net earnings	$51,047	$22,588	$127,241	$91,078
Other comprehensive income (loss):
Foreign currency translation income (loss)	(4,352)	5,311	(4,440)	1,049
Unrealized gains (losses) on derivative instruments	(160)	(1,713)	(2,536)	(4,785)
Other comprehensive income (loss)	(4,512)	3,598	(6,976)	(3,736)
Comprehensive income	$46,535	$26,186	$120,265	$87,342

Earnings per share:
Basic	$0.33	$0.14	$0.82	$0.58
Diluted	$0.32	$0.14	$0.81	$0.57

Weighted average common shares outstanding:
Basic	156,327	157,372	155,893	158,117
Diluted	157,403	158,944	156,943	160,662

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	March 31,
	2026	June 30,
	(unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$209,819	$162,186
Accounts receivable, less allowances of $4,415 and $4,215, respectively	214,562	206,876
Inventories	201,175	189,446
Current assets held-for-sale	—	12,332
Other current assets	62,494	37,460
Total current assets	688,050	608,300

Property and equipment, net	232,990	245,719
Right-of-use assets	68,316	73,399
Goodwill	977,800	980,935
Intangible assets, net	319,074	365,599
Other assets	264,371	283,916
Total assets	$2,550,601	$2,557,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,490	$25,311
Salaries, wages and related accruals	54,429	65,791
Accrued expenses	17,682	25,663
Contract liabilities	38,433	32,571
Income taxes payable	2,971	10,770
Operating lease liabilities - current	14,181	14,098
Other current liabilities	2,092	1,645
Total current liabilities	153,278	175,849

Deferred income taxes	14,210	6,169
Long-term debt obligations	200,000	346,000
Operating lease liabilities	76,141	83,960
Other long-term liabilities	21,668	27,082

Shareholders’ equity:
Undesignated capital stock, no par; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 156,516,091 and 154,972,196 respectively	1,565	1,550
Additional paid-in capital	1,005,403	911,089
Retained earnings	1,145,192	1,066,049
Accumulated other comprehensive loss	(66,856)	(59,880)
Total shareholders’ equity	2,085,304	1,918,808
Total liabilities and shareholders’ equity	$2,550,601	$2,557,868

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$127,241	$91,078
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73,218	82,792
Costs recognized on sale of acquired inventory	—	554
Deferred income taxes	8,045	(18,825)
Stock-based compensation expense	36,135	36,283
(Gain) Loss on equity method investment	335	169
(Gain) Loss on investments	2,334	—
Asset impairment restructuring	3,253	9,961
Leases, net	(2,619)	502
Recovery of assets held-for-sale	(6,789)	(3,655)
Other operating activity	621	527
Change in operating assets and operating liabilities:
Trade accounts and other receivables, net	(7,923)	5,271
Inventories	(12,510)	(11,540)
Prepaid expenses	2,505	(7,217)
Trade accounts payable, accrued expenses, contract liabilities, and other	(2,953)	(639)
Salaries, wages and related accruals	(11,199)	12,006
Income taxes payable	(13,037)	(7,912)
Net cash provided by (used in) operating activities	196,657	189,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	—	1,085
Additions to property and equipment	(20,370)	(26,116)
Distributions from Wilson Wolf	4,620	2,653
Investment in Spear Bio	—	(15,000)
Proceeds from sale of assets held-for-sale	4,617	1,789
Net cash provided by (used in) investing activities	(11,133)	(35,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(37,432)	(38,004)
Proceeds from stock option exercises	58,193	45,513
Repurchases of common stock	(24)	(175,674)
Borrowings under line-of-credit agreement	—	38,000
Repayments of long-term debt	(146,000)	(27,000)
Taxes paid on RSUs and net share settlements	(10,643)	(6,288)
Net cash provided by (used in) financing activities	(135,906)	(163,453)

Effect of exchange rate changes on cash and cash equivalents	(1,985)	(1,434)
Net change in cash and cash equivalents	47,633	(11,121)
Cash and cash equivalents at beginning of period	162,186	151,791
Cash and cash equivalents at end of period	$209,819	$140,670

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$42,355	$55,899
Cash paid for interest	$11,794	$14,232

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
Nine months ended March 31, 2026	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2025	154,972	$1,550	$911,089	$1,066,049	$(59,880)	$1,918,808
Net earnings				38,185		38,185
Other comprehensive income					(4,515)	(4,515)
Share repurchases	(1)	0		(24)		(24)
Common stock issued for exercise of options	625	6	21,477	(5,895)		15,588
Common stock issued for restricted stock awards	110	1	(1)	(3,337)		(3,337)
Cash dividends ($0.08 per share)				(12,444)		(12,444)
Stock-based compensation expense			11,543			11,543
Common stock issued to employee stock purchase plan	43	0	2,012			2,012
Employee stock purchase plan expense			(2)			(2)
Balances at September 30, 2025	155,749	$1,557	$946,118	$1,082,534	$(64,395)	$1,965,814
Net earnings				38,009		38,009
Other comprehensive income					2,051	2,051
Common stock issued for exercise of options	100	1	4,738	—		4,739
Common stock issued for restricted stock awards	32	1	(1)	(1,254)		(1,254)
Cash dividends ($0.08 per share)				(12,470)		(12,470)
Stock-based compensation expense			13,727			13,727
Employee stock purchase plan expense			373			373
Balances at December 31, 2025	155,881	$1,559	$964,955	$1,106,819	$(62,344)	$2,010,989
Net earnings				51,047		51,047
Other comprehensive income					(4,512)	(4,512)
Common stock issued for exercise of options	589	6	28,056	—		28,062
Common stock issued for restricted stock awards	4	0	0	(156)		(156)
Cash dividends ($0.08 per share)				(12,518)		(12,518)
Stock-based compensation expense			10,305			10,305
Common stock issued to employee stock purchase plan	42	0	1,897			1,897
Employee stock purchase plan expense			190			190
Balances at March 31, 2026	156,516	$1,565	$1,005,403	$1,145,192	$(66,856)	$2,085,304

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
Nine months ended March 31, 2025	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$2,068,850
Net earnings				33,600		33,600
Other comprehensive income					18,229	18,229
Common stock issued for exercise of options	577	6	23,224	(2,338)		20,892
Common stock issued for restricted stock awards	50	1	1	(2,646)		(2,644)
Cash dividends ($0.08 per share)				(12,688)		(12,688)
Stock-based compensation expense			10,146			10,146
Common stock issued to employee stock purchase plan	35	0	2,227			2,227
Employee stock purchase plan expense			38			38
Balances at September 30, 2024	158,878	$1,589	$855,973	$1,341,175	$(60,087)	$2,138,650
Net earnings				34,890		34,890
Other comprehensive income					(25,563)	(25,563)
Share repurchases	(1,118)	(11)		(75,617)		(75,628)
Common stock issued for exercise of options	132	1	5,183	(20)		5,164
Common stock issued for restricted stock awards	24	0	0	(993)		(993)
Cash dividends ($0.08 per share)				(12,736)		(12,736)
Stock-based compensation expense			14,335			14,335
Employee stock purchase plan expense			373			373
Balances at December 31, 2024	157,916	$1,579	$875,864	$1,286,699	$(85,650)	$2,078,492
Net earnings				22,588		22,588
Other comprehensive income					3,598	3,598
Share repurchases	(1,489)	(15)		(100,031)		(100,046)
Common stock issued for exercise of options	282	3	12,628			12,631
Common stock issued for restricted stock awards	9	1	1	(291)		(289)
Cash dividends ($0.08 per share)				(12,580)		(12,580)
Stock-based compensation expense			11,355			11,355
Common stock issued to employee stock purchase plan	43	0	2,241			2,241
Employee stock purchase plan expense			35			35
Balances at March 31, 2025	156,761	$1,568	$902,124	$1,196,385	$(82,052)	$2,018,025

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

(unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies:

The interim Condensed Consolidated Financial Statements of Bio-Techne Corporation and subsidiaries (the Company) presented here have been prepared by the Company and are unaudited. They have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

In July 2024, the Company paid $15 million to enter into an investment in Spear Bio. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances. No such events or changes in circumstances were identified in the period ended March 31, 2026. The Company’s total investment of $15 million is included within Other assets on the Condensed Consolidated Balance Sheets.

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

Litigation charges were immaterial during the quarter and nine months ended March 31, 2026, and $38.9 million and $40.6 million during the quarter and nine months ended March 31, 2025. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. While it is not possible to predict the outcome for most of the legal matters discussed above, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

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

Relevant New Standards Issued Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company will adopt this guidance beginning with our annual report for fiscal 2026. This standard will increase our income tax disclosures and will be adopted using the prospective method.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of March 31, 2026 and June 30, 2025.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying Condensed Consolidated Balance Sheets as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of March 31, 2026 and June 30, 2025, are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of March 31, 2026 and June 30, 2025 were approximately $40.7 million and $35.3 million, respectively. Contract liabilities as of June 30, 2025 subsequently recognized as revenue during the quarter and nine months ended March 31, 2026 were approximately $4.7 million and $27.3 million, respectively. Contract liabilities as of June 30, 2024 subsequently recognized as revenue during the quarter and nine months ended March 31, 2025 were approximately $4.0 million and $23.8 million, respectively. Contract liabilities in excess of one year are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

The following tables present our disaggregated revenue for the periods presented.

Revenue by type is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Consumables	$257,338	$257,785	$724,382	$719,345
Instruments	27,664	26,111	79,095	83,185
Services	21,446	27,246	71,244	81,953
Total product and services revenue, net	$306,448	$311,142	$874,721	$884,483
Royalty revenues	4,967	5,039	19,126	18,188
Total revenues, net	$311,415	$316,181	$893,847	$902,671

Revenue by geography is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
United States	$167,479	$181,921	$469,276	$506,842
EMEA, excluding United Kingdom	73,446	66,501	213,928	195,956
United Kingdom	14,891	12,852	41,824	40,039
APAC, excluding Greater China	21,820	21,245	63,709	58,377
Greater China	26,012	24,483	77,149	73,557
Rest of World	7,767	9,179	27,961	27,900
Net sales	$311,415	$316,181	$893,847	$902,671

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	March 31,	June 30,
	2026	2025
Raw materials	$94,898	$89,080
Finished goods(1)	111,890	106,188
Inventories	$206,788	$195,268

(1) Finished goods inventory of $5,613 and $5,822 is included within Other long-term assets in the respective March 31, 2026 and June 30, 2025. The inventory is included in long-term assets as it is forecasted to be sold after the 12 months subsequent to the Condensed Consolidated Balance Sheets dates.

Property and Equipment:

Property and equipment consist of (in thousands):

	March 31,	June 30,
	2026	2025
Land	$8,132	$8,151
Buildings and improvements	258,172	254,355
Machinery and equipment	247,666	245,924
Construction in progress	19,837	23,420
Property and equipment, cost	533,807	531,850
Accumulated depreciation and amortization	(300,817)	(286,131)
Property and equipment, net	$232,990	$245,719

Intangible Assets:

Intangible assets consist of (in thousands):

	March 31,	June 30,
	2026	2025
Developed technology	$578,976	$620,062
Tradenames	94,340	152,648
Customer relationships	210,119	212,800
Patents	5,304	4,967
Other intangibles	7,144	7,174
Definite-lived intangible assets	895,883	997,651
Accumulated amortization	(576,809)	(632,052)
Total intangible assets, net	$319,074	$365,599

Changes to the carrying amount of net intangible assets for the period ended March 31, 2026 consist of (in thousands):

March 31,
2026
Beginning balance	$365,599
Other additions	338
Amortization expense	(46,561)
Currency translation	(302)
Ending balance	$319,074

Amortization expense related to intangible assets was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Amortization expense	$15,534	$19,158	$46,561	$58,267

The estimated future amortization expense for intangible assets as of March 31, 2026 is as follows (in thousands):

Remainder 2026	$15,219
2027	58,681
2028	54,950
2029	40,870
2030	26,911
Thereafter	122,443
Total	$319,074

Goodwill:

Changes to the carrying amount of goodwill for the period ended March 31, 2026 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2025	$426,776	$554,159	$980,935
Currency translation	(2,593)	(542)	(3,135)
March 31, 2026	$424,183	$553,617	$977,800

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

Other Assets:

Other assets consist of (in thousands):

	March 31,	June 30,
	2026	2025
Equity method investment in Wilson Wolf	$231,028	$235,983
Long-term inventory	5,613	5,822
Investment in Spear Bio	15,000	15,000
Notes receivable(1)	8,119	2,184
Other	4,611	24,927
Other assets	$264,371	$283,916
(1)	Amounts relate to the divestiture of our businesses held-for-sale.

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

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	March 31,	Inputs Considered as
		2026	Level 1	Level 2	Level 3
Assets
Exchange traded securities(1)	Other current assets	$4,295	$4,295	$—	$—
Notes receivable(2)	Other current assets	3,354	—	—	3,354
Notes receivable(2)	Other assets	8,119	—	—	8,119
Total assets		$15,768	$4,295	$—	$11,473

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$14,661	$—	$14,661	$—
Total liabilities		$14,661	$—	$14,661	$—

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

The following table presents the contractual amounts of the Company's outstanding instruments (in millions):

		March 31,	June 30,
Instruments	Designation	2026	2025
Forward starting swaps(1)	Cash flow hedge	$—	$200
Cross-currency swap(2)	Net investment hedge	130	140

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

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our Condensed Consolidated Financial Statements for the quarter and nine months ended March 31, 2026 and 2025 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Cash flow hedges
Forward starting swaps	$282	$2,438	$4,701	$9,137
Net investment hedges
Cross-currency swap	(717)	5,344	(1,099)	2,818
Total	$(435)	$7,782	$3,602	$11,955

	(Gain) Loss Reclassified into Income
	Quarter Ended		Nine Months Ended
	March 31,		March 31,		Income Statement
	2026	2025	2026	2025	Classification
Cash flow hedges
Forward starting swaps	$(160)	$(1,790)	$(2,838)	$(6,544)	Interest expense
Net investment hedges
Cross-currency swap	(660)	(660)	(1,933)	(2,102)	Interest expense
Total	$(820)	$(2,450)	$(4,771)	$(8,646)

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of March 31, 2026 and June 30, 2025, the outstanding balance under the Credit Agreement was $200.0 million and $346.0 million, respectively.

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

The Condensed Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in thousands):

		Quarter Ended		Nine Months Ended
		March 31,		March 31,
		2026	2025	2026	2025
Condensed Consolidated Statements of Earnings
Fixed operating lease expense		$4,826	$4,307	$13,636	$13,030
Variable operating lease expense		1,154	1,413	3,651	3,994
Total operating lease expense		$5,980	$5,720	$17,287	$17,024

Condensed Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities		$4,935	$4,271	$13,870	$12,339
ROU assets obtained in exchange for operating lease obligations		2,627	1,166	3,275	2,487

		As of
Condensed Consolidated Balance Sheets		March 31,		June 30,
Lease Assets and Liabilities	Balance Sheet Classification	2026		2025
Operating lease ROU assets	Right-of-use assets	$68,316		$73,399

Operating lease liabilities - current	Operating lease liabilities - current	$14,181		$14,098
Operating lease liabilities - long-term	Operating lease liabilities	76,141		83,960
Total operating lease liabilities		$90,322		$98,058

Weighted average remaining lease term:		7.0 years		7.6 years
Weighted average discount rate:		4.3%		4.3%

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

March 31,
2026
Remaining 2026	$4,108
2027	17,618
2028	17,093
2029	16,484
2030	13,377
Thereafter	36,432
Total	$105,112
Less: Amounts representing interest	14,790
Total lease obligations	$90,322

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

Note 7. Supplemental Equity and Accumulated Other Comprehensive Income (Loss):

Accumulated Other Comprehensive Income

The components of Other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges. The accumulated balances related to each component of Other comprehensive income (loss) are summarized as follows:

Quarter ended March 31, 2026 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of December 31, 2025, net of tax	$160	$(62,504)	$(62,344)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(282)	(4,859)	(5,141)
Amounts reclassified out	160	660	820
Total other comprehensive income (loss), before tax	(122)	(4,199)	(4,321)
Tax (expense)/benefit	(38)	(153)	(191)
Total other comprehensive income (loss), net of tax	(160)	(4,352)	(4,512)
Balance as of March 31, 2026, net of tax	$—	$(66,856)	$(66,856)

Quarter ended March 31, 2025 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of December 31, 2024 net of tax:	$5,030	$(90,680)	$(85,650)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(3,079)	4,807	1,728
Amounts reclassified out	1,790	660	2,450
Total other comprehensive income (loss), before tax	(1,289)	5,467	4,178
Tax (expense)/benefit	(424)	(156)	(580)
Total other comprehensive income (loss), net of tax	(1,713)	5,311	3,598
Balance as of March 31, 2025, net of tax	$3,317	$(85,369)	$(82,052)

Nine months ended March 31, 2026 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2025, net of tax:	$2,536	$(62,416)	$(59,880)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(4,701)	(5,915)	(10,616)
Amounts reclassified out	2,838	1,933	4,771
Total other comprehensive income (loss), before tax	(1,863)	(3,982)	(5,845)
Tax (expense)/benefit	(673)	(458)	(1,131)
Total other comprehensive income (loss), net of tax	(2,536)	(4,440)	(6,976)
Balance as of March 31, 2026, net of tax	$—	$(66,856)	$(66,856)

Nine months ended March 31, 2025 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2024, net of tax:	$8,102	$(86,418)	$(78,316)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(9,778)	(555)	(10,333)
Amounts reclassified out	6,544	2,102	8,646
Total other comprehensive income (loss), before tax	(3,234)	1,547	(1,687)
Tax (expense)/benefit	(1,551)	(498)	(2,049)
Total other comprehensive income (loss), net of tax	(4,785)	1,049	(3,736)
Balance as of March 31, 2025, net of tax	$3,317	$(85,369)	$(82,052)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Earnings per share – basic:
Net earnings	$51,047	$22,588	$127,241	$91,078
Income allocated to participating securities	(10)	(3)	(41)	(14)
Income available to common shareholders	$51,037	$22,585	$127,200	$91,064
Weighted-average shares outstanding – basic	156,327	157,372	155,893	158,117
Earnings per share – basic	$0.33	$0.14	$0.82	$0.58

Earnings per share – diluted:
Net earnings	$51,047	$22,588	$127,241	$91,078
Income allocated to participating securities	(10)	(3)	(41)	(14)
Income available to common shareholders	$51,037	$22,585	$127,200	$91,064
Weighted-average shares outstanding – basic	156,327	157,372	155,893	158,117
Dilutive effect of stock options and restricted stock units	1,076	1,572	1,050	2,545
Weighted-average common shares outstanding – diluted	157,403	158,944	156,943	160,662
Earnings per share – diluted	$0.32	$0.14	$0.81	$0.57

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 6.2 million and 5.5 million for the quarter ended March 31, 2026 and 2025, respectively, and 6.3 million and 3.7 million for the nine months ended March 31, 2026 and 2025, respectively.

Note 9. Share-based Compensation:

During the nine months ended March 31, 2026 and 2025, the Company granted 1.0 million and 0.8 million stock options at weighted average grant prices of $53.98 and $74.63 and weighted average fair values of $19.15 and $25.44, respectively. During the nine months ended March 31, 2026 and 2025, the Company granted 0.6 million and 0.5 million restricted stock units at a weighted average fair value of $53.70 and $74.95, respectively. During the nine months ended March 31, 2026 and 2025, the Company granted 13,120 and 12,736 shares of restricted common stock shares at a weighted average fair value of $60.96 and $68.67, respectively.

Stock options for 2.1 million and 1.1 million shares of common stock with total intrinsic values of $32.8 million and $35.7 million were exercised during the nine months ended March 31, 2026 and 2025, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $10.4 million and $11.2 million was included in Selling, general and administrative expenses for the quarter ended March 31, 2026 and 2025, respectively. Stock-based compensation expenses, inclusive of payroll taxes, of $35.4 million and $36.0 million was included in Selling, general, and administrative expenses for the nine months ended March 31, 2026 and 2025, respectively. Additionally, the Company recognized $0.4 million and $0.4 million of stock-based compensation costs, inclusive of payroll taxes, in Cost of goods sold for the quarter ended March 31, 2026 and 2025, respectively. Stock-based compensation expense, inclusive of payroll taxes, of $1.3 million and $1.0 million was included in Cost of goods sold for the nine months ended March 31, 2026 and 2025. As of March 31, 2026, there was $40.8 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 2.0 years.

Note 10. Other Income / (Expense):

The components of Other income (expense) in the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest expense	$(2,402)	$(2,007)	$(7,507)	$(6,331)
Interest income	981	1,026	2,850	3,301
Gain (loss) on equity method investment	(739)	(589)	(335)	(169)
Other non-operating income (expense), net(1)	(2,110)	1,136	(2,622)	(1,594)
Total other income (expense)	$(4,270)	$(434)	$(7,614)	$(4,793)
(1)	Fiscal 2026 primarily relates to the change in stock valuation for MDxHealth.

Note 11. Income Taxes:

The Company’s effective income tax rate for the quarter ended March 31, 2026 and 2025 was 28.3% and 41.0%, respectively, of consolidated earnings before income taxes, inclusive of discrete items, and 25.2% and 24.9% for the nine months ended March 31, 2026 and 2025, respectively. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2026 compared to the quarter and nine months ended March 31, 2025 was driven by discrete tax items.

The Company recognized total net tax related to discrete tax items of $0.3 million during the quarter ended March 31, 2026 and a net tax benefit of $3.6 million during the nine months ended March 31, 2026, respectively, compared to total net tax expense of $7.5 million and $2.3 million during the quarter and nine months ended March 31, 2025, respectively. Share-based compensation excess tax benefit was $0.7 million in the quarter and nine months ended March 31, 2026, compared to a benefit of $0.4 million and $4.7 million in the quarter and nine months ended March 31, 2025, respectively. The sale of Exosome Diagnostics contributed a tax benefit of $2.6 million during the nine months ended March 31, 2026. There was no comparable activity in the quarter ended March 31, 2026 and fiscal 2025. During the quarter and nine months ended March 31, 2026, the Company had total other discrete tax of $1.0 million and a benefit of $0.3 million, respectively. The Company recognized total other immaterial net discrete tax expense of $7.9 million and $7.0 million in the quarter and nine months ended March 31, 2025, respectively, mostly related to the non-deductible portion of the arbitration award resulting in tax expense of $7.8 million.

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

The following is financial information relating to the Company's reportable segments (in thousands):

For the Quarter Ended March 31, 2026
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$226,154	$85,586	$311,740
Intersegment			(325)
Consolidated net sales			$311,415
Segment operating income
Cost of sales	53,794	38,649
Selling, general and administrative	57,909	27,616
Research and development	14,452	9,002
Segment operating income	$99,999	$10,319	$110,318
Unallocated amounts
Amortization of intangibles			(15,382)
Acquisition related expenses and other			(897)
Certain litigation charges			(822)
Stock based compensation, inclusive of employer taxes			(10,968)
Restructuring and restructuring-related costs			(2,952)
Corporate general, selling, and administrative expenses			(3,802)
Consolidated operating income			$75,495

For the Quarter Ended March 31, 2025
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$227,687	$89,231	$316,918
Other revenue(1)			—
Intersegment			(737)
Consolidated net sales			$316,181
Segment operating income
Cost of sales	53,193	37,189
Selling, general and administrative	55,804	33,419
Research and development	14,780	10,200
Segment operating income	$103,910	$8,423	$112,333
Unallocated amounts
Amortization of intangibles			(18,836)
Acquisition related expenses and other			(5,159)
Certain litigation charges			(38,927)
Stock based compensation, inclusive of employer taxes			(11,629)
Restructuring and restructuring-related costs			(716)
Recovery of assets held-for-sale			3,655
Corporate general, selling, and administrative expenses			(2,013)
Impact of business held-for-sale(1)			—
Consolidated operating income			$38,708

(1) Includes the quarterly results of a business that has met the held-for-sale criteria since December 31, 2023.

For the Nine Months Ended March 31, 2026
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$643,426	$246,224	$889,650
Other revenue			5,439
Intersegment			(1,242)
Consolidated net sales			$893,847
Segment operating income
Cost of sales	161,342	108,857
Selling, general and administrative	176,668	83,064
Research and development	43,089	26,674
Segment operating income	$262,327	$27,629	$289,956
Unallocated amounts
Amortization of intangibles			(46,111)
Acquisition related expenses and other			(6,341)
Certain litigation charges			(5,370)
Stock based compensation, inclusive of employer taxes			(37,262)
Restructuring and restructuring-related costs			(14,201)
Recovery of assets held-for-sale			6,789
Corporate general, selling, and administrative expenses			(7,273)
Impact of business held-for-sale(1)			(2,573)
Consolidated operating income			$177,614

(1) Includes the quarterly results of a business that has met the held-for-sale criteria since June 30, 2025.

For the Nine Months Ended March 31, 2025
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$643,774	$256,558	$900,332
Other revenue(1)			4,152
Intersegment			(1,813)
Consolidated net sales			$902,671
Segment operating income
Cost of sales	157,618	108,417
Selling, general and administrative	170,420	102,002
Research and development	44,172	30,199
Segment operating income	$271,564	$15,940	$287,504
Unallocated amounts
Amortization of intangibles			(57,136)
Acquisition related expenses and other			(9,051)
Certain litigation charges			(40,606)
Stock based compensation, inclusive of employer taxes			(37,504)
Restructuring and restructuring-related costs			(15,027)
Recovery of assets held-for-sale			3,655
Corporate general, selling, and administrative expenses			(5,241)
Impact of business held-for-sale(1)			(479)
Consolidated operating income			$126,115

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

As part of these actions, certain assets and liabilities associated with the Exosome Diagnostics business were classified as held-for-sale, including $4.5 million of goodwill allocated on a relative fair value basis at June 30, 2025. As a result of an impairment test performed during fiscal 2025, a cumulative impairment charge of $83.1 million was recorded. During the quarter ended September 30, 2025, the Company entered into an agreement with a buyer to purchase the Exosome Diagnostics business for approximately $15.0 million, with approximately $6.8 million in stock received at closing. Additionally, we recognized a recovery of assets held-for-sale of $6.8 million during the quarter ended September 30, 2025 recorded within Selling, general, and administrative on the Condensed Consolidated Statements of Earnings. As part of the agreement, the Company and the buyer entered into a promissory note that will mature in September 2029 that requires the buyer to pay four annual installments of $2.5 million, of which up to $5.0 million is payable in the stock of the buyer, MDxHealth. As of March 31, 2026, the fair value of the note receivable was approximately $9.0 million and is included within Other current assets and Other assets on the Condensed Consolidated Balance Sheets.

The restructuring and restructuring-related charges for periods presented were recorded in the Condensed Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

	Quarter Ended	Nine Months Ended
	March 31,	March 31,
	2026	2026
Cost of sales	$1,036	$3,990
Selling, general and administrative(1)	1,800	2,267
Total	$2,836	$6,257

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general, and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Quarter ended March 31, 2026
	Employee	Asset-related	Recovery of
	severance	and other	assets held-for-sale	Total
Protein Sciences	$556	$1,565	$—	$2,121
Diagnostics and Spatial Biology	27	—	—	27
Corporate	454	234	—	688
Total	$1,037	$1,799	$—	$2,836

	Nine months ended March 31, 2026
	Employee	Asset-related	Recovery of
	severance	and other	assets held-for-sale	Total
Protein Sciences	$2,374	$5,850	$—	$8,224
Diagnostics and Spatial Biology	2,993	—	(6,789)	(3,796)
Corporate	1,290	539	—	1,829
Total	$6,657	$6,389	$(6,789)	$6,257

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Accrued expenses in the accompanying Condensed Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Condensed Consolidated Statements of Earnings and Comprehensive Income have been summarized in the notes to the table (in thousands):

			Impairment (Recovery)
	Employee	Asset-related	of assets
	severance(1)	and other(2)	held-for-sale	Total
Expense incurred in the fourth quarter of 2025	$1,041	$11,531	$83,059	$95,631
Cash payments	—	—	—	—
Non-cash adjustments	—	(11,471)	(83,059)	(94,530)
Accrued restructuring as of June 30, 2025	$1,041	$60	$—	$1,101
Expense incurred in fiscal 2026	$6,657	$6,389	$(6,789)	$6,257
Cash payments	(6,517)	(6,449)	—	(12,966)
Non-cash adjustments	—	—	6,789	6,789
Accrued restructuring as of March 31, 2026	$1,181	$—	$—	$1,181

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

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Cost of sales	$116	$137	$1,155	$7,726
Selling, general and administrative(1)	—	283	—	5,927
Total	$116	$420	$1,155	$13,653

(1) Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general, and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Quarter ended March 31,
	2026			2025
	Employee	Asset-related		Employee	Asset-related
	severance	and other	Total	severance	and other	Total
Protein Sciences	$71	$45	$116	$10	$119	$129
Diagnostics and Spatial Biology	—	—	—	—	—	—
Corporate	—	—	—	291	—	291
Total	$71	$45	$116	$301	$119	$420

	Nine months ended March 31,
	2026			2025
	Employee	Asset-related		Employee	Asset-related
	severance	and other	Total	severance	and other	Total
Protein Sciences	$769	$386	$1,155	$2,323	$10,291	$12,614
Diagnostics and Spatial Biology	—	—	—	425	—	425
Corporate	—	—	—	610	4	614
Total	$769	$386	$1,155	$3,358	$10,295	$13,653

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

	Employee	Asset-related
	severance(1)	and other(2)	Total
Expense incurred in the first quarter of 2025	$2,852	$7,417	$10,269
Incremental expense incurred in remainder of 2025	593	3,555	4,148
Cash payments	(2,223)	(1,131)	(3,354)
Non-cash adjustments	$—	$(9,841)	$(9,841)
Accrued restructuring as of June 30, 2025	$1,222	$—	$1,222
Incremental expense incurred in fiscal 2026	769	386	1,155
Cash payments	(1,667)	(386)	(2,053)
Accrued restructuring as of March 31, 2026	$324	$—	$324

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

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the quarter ended March 31, 2026 decreased 2% to $311.4 million compared to the same prior year period. Consolidated net sales for the nine months ended March 31, 2026 were $893.8 million, a decrease of 1% from the same prior year period. Organic revenue for the quarter ended March 31, 2026 decreased 2% compared to the prior year. Foreign currency exchange had a favorable impact of 2% and non-recurring prior year revenue from a business held-for-sale had an unfavorable impact of 2%. Organic revenue for the nine months ended March 31, 2026 decreased 1% compared to the prior year. Foreign currency exchange had a favorable impact of 2% and non-recurring prior year revenue from a business held-for-sale had an unfavorable impact of 2%. Organic revenue for the quarter ended March 31, 2026 was primarily driven by unfavorable volume and product mix in our Protein Sciences segment, partially offset by favorable performance in our Diagnostics and Spatial Biology portfolio.

Gross Margins

Consolidated gross margins for the quarter and nine months ended March 31, 2026 were 66.9% and 65.7%, respectively, compared to 67.9% and 65.5% for the same prior year periods. Excluding the impact of costs recognized upon the sale of acquired inventory, amortization of intangibles, stock-based compensation expense, restructuring and restructuring-related expenses, and the impact of a business held-for-sale, adjusted gross margins for the quarter and nine months ended March 31, 2026 were 70.4% and 69.7%, respectively, compared to 71.6% and 70.6% for the quarter and nine months ended March 31, 2025, respectively. Fluctuations in consolidated gross margin and adjusted gross margin, as a percentage of sales, have primarily resulted from changes in product mix. We expect that, in the future, gross margins will continue to be impacted by the mix of our portfolio growing at different rates.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization, stock compensation expense, restructuring and restructuring-related charges, and the impact of a business held-for-sale included in cost of sales, is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Total consolidated net sales	$311,415	$316,181	$893,847	$902,671
Business held-for-sale(1)	—	—	5,439	4,152
Revenue from recurring operations	$311,415	$316,181	$888,408	$898,519

Gross margin - GAAP	$208,288	$214,556	$587,677	$591,460
Gross margin percentage - GAAP	66.9%	67.9%	65.7%	65.5%

Identified adjustments:
Costs recognized upon sale of acquired inventory	$—	$181	$—	$554
Amortization of intangibles	9,465	11,057	28,377	33,467
Stock-based compensation, inclusive of employer taxes	400	378	1,252	1,010
Restructuring and restructuring-related costs	1,152	364	4,756	7,953
Impact of business held-for-sale(1)	—	—	(2,581)	(147)
Adjusted gross margin	$219,305	$226,536	$619,481	$634,297
Adjusted gross margin percentage(2)	70.4%	71.6%	69.7%	70.6%

(1)March 31, 2025 amounts relate to the Protein Sciences segment business that met the held-for-sale criteria on December 31, 2023. March 31, 2026 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.

(2)Adjusted gross margin percentage excludes both revenue and gross margin for the businesses that met the held-for-sale criteria during the respective periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 28% to $109.3 million and decreased 13% to $339.2 million for the quarter and nine months ended March 31, 2026, respectively, from the same prior year periods. The decrease in expense for the quarter and nine months ended March 31, 2026 was primarily due to non-recurring arbitration award in the prior year and ongoing cost management initiatives.

Research and Development Expenses

Research and development expenses decreased 5% to $23.5 million and decreased 4% to $70.8 million for the quarter and nine months ended March 31, 2026, respectively, from the same prior year periods. We continue to make strategic growth investments in research and development as we also employ our cost management initiatives.

Segment Results

Protein Sciences

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales (in thousands)	$226,154	$227,687	$643,426	$643,774
Operating margin percentage	44.2%	45.6%	40.8%	42.2%

Protein Sciences’ net sales for the quarter and nine months ended March 31, 2026 were $226.2 million and $643.4 million, respectively, with results decreasing 1% and remaining flat, respectively, compared to the same respective prior year periods. As of December 31, 2023, a business within the Protein Sciences Segment met the criteria as held-for-sale; this held-for-sale business has been excluded from the segment’s fiscal 2026 and 2025 operating results. Organic revenue for the segment decreased 4% in the quarter ended March 31, 2026. Foreign currency exchange had a favorable impact of 3%. Organic revenue for the segment decreased 2% for the nine months ended March 31, 2026. Foreign currency exchange had a favorable impact of 2%.

The operating margin was 44.2% and 40.8% for the quarter and nine months ended March 31, 2026, respectively, compared to 45.6% and 42.2% in both comparative prior year periods. The segment’s operating margin decreased primarily due to unfavorable volume and product mix, partially offset by ongoing profitability initiatives.

Diagnostics and Spatial Biology

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales (in thousands)	$85,586	$89,231	$246,224	$256,558
Operating margin percentage	12.1%	9.4%	11.2%	6.2%

Diagnostics and Spatial Biology’s net sales for the quarter and nine months ended March 31, 2026 were $85.6 million and $246.2 million, respectively, with decreased net sales of 4% and 4% compared to the same respective prior year periods. Organic growth for the segment for the quarter ended March 31, 2026 was 3% from the prior year, with foreign currency exchange having a favorable impact of 1%. The held-for-sale business had an unfavorable impact of 8%. Organic growth for the nine months ended March 31, 2026 was 3% compared to the prior year, with foreign currency exchange having a favorable impact of 1%. The held-for-sale business had an unfavorable impact of 8%.

The operating margin for the segment was 12.1% and 11.2% for the quarter and nine months ended March 31, 2026, respectively, compared to 9.4% and 6.2% in both comparative prior year periods. The segment’s operating margin was favorably impacted by the Exosome Diagnostics divestiture and ongoing profitability initiatives, partially offset by unfavorable product mix.

Income Taxes

Income taxes were at an effective rate of 28.3% and 25.2% of consolidated earnings for the quarter and nine months ended March 31, 2026, respectively, compared to 41.0% and 24.9% for the same respective prior year periods. The change in the Company’s tax rate for the quarter and nine months ended March 31, 2026 was driven by the mix of net income and the impact of disrete tax expenses.

The forecasted tax rate as of the third fiscal quarter of 2026 before discrete items is 26.9% compared to the prior year forecasted tax rate before discrete items of 23.1%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2026 to range from 25% to 29%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net earnings before taxes - GAAP	$71,225	$38,274	$170,000	$121,322
Identified adjustments:
Amortization of intangibles	15,382	18,836	46,111	57,136
Amortization of Wilson Wolf intangible assets	2,490	2,491	7,469	7,471
Acquisition related expenses and other	1,042	5,290	6,789	9,477
Certain litigation charges	822	38,927	5,370	40,606
Stock-based compensation, inclusive of employer taxes	10,968	11,629	37,262	37,504
Restructuring and restructuring-related costs	2,952	716	14,201	15,027
Investment (gain) loss and other non-operating (income) loss	1,618	—	1,314	—
Recovery of assets held-for-sale	—	(3,655)	(6,789)	(3,655)
Impact of business held-for-sale(1)	—	—	2,573	479
Net earnings before taxes - Adjusted	$106,499	$112,508	$284,300	$285,367
Non-GAAP tax rate	22.3%	21.5%	22.3%	21.5%
Non-GAAP tax expense	$23,749	$24,190	$63,399	$61,385
Non-GAAP adjusted net earnings	$82,750	$88,318	$220,901	$223,982
Earnings per share - diluted - Adjusted	$0.53	$0.56	$1.41	$1.39

(1)March 31, 2025 amounts relate to the Protein Sciences segment business that met the held-for-sale criteria on December 31, 2023. March 31, 2026 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarter and nine months ended March 31, 2026 and 2025.

	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
GAAP effective tax rate	28.3%	41.0%	25.2%	24.9%
Discrete items	(0.5)	(19.5)	1.7	(1.8)
Annual forecast update	(0.9)	1.6	—	—
Long-term GAAP tax rate	26.9%	23.1%	26.9%	23.1%
Rate impact items
Stock based compensation	(2.9)%	(1.0)%	(2.9)%	(3.8)%
Other	(1.7)	(0.6)	(1.7)	2.2
Total rate impact items	(4.6)%	(1.6)%	(4.6)%	(1.6)%
Non-GAAP adjusted tax rate	22.3%	21.5%	22.3%	21.5%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended March 31, 2026 is primarily a result of discrete tax items, including the tax expense of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and available-for-sale investments were $214.1 million as of March 31, 2026, compared to $162.2 million as of June 30, 2025.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 31, 2027. As of March 31, 2026, there is $800 million available on the line-of-credit. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

During fiscal 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of March 31, 2026, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2026 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $196.7 million from operating activities in the nine months ended March 31, 2026 compared to $189.4 million in the nine months ended March 31, 2025. The increase from the prior year was primarily due to increased net earnings for the year.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the nine months ended March 31, 2026 and 2025 were $20.4 million and $26.1 million, respectively. Capital expenditures for the remainder of fiscal 2026 are expected to be approximately $7 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2026 are related to increasing capacity to meet expected sales growth across the Company.

During the nine months ended March 31, 2025, the Company invested $15.0 million into Spear Bio. There was no comparable activity in fiscal 2026.

During the nine months ended March 31, 2025, certificates of deposit reached maturity for $1.1 million. There was no comparable activity in fiscal 2026.

The Company received tax distributions of $4.6 million and $2.7 million from its equity method investee during the nine months ended March 31, 2026 and 2025.

During the nine months ended March 31, 2026, the Company received $4.6 million for assets held-for-sale. During the nine months ended March 31, 2025, the Company received $1.8 million for the sale of assets held-for-sale.

Cash Flows From Financing Activities

During the nine months ended March 31, 2026 and 2025, the Company paid cash dividends of $37.4 million and $38.0 million, respectively, to all common shareholders. On May 6, 2026, the Company announced the payment of an $0.08 per share cash dividend, or approximately $12.5 million, will be payable May 29, 2026, to all common shareholders of record on May 18, 2026.

Cash of $58.2 million and $45.5 million was received during the nine months ended March 31, 2026 and 2025, respectively, from the exercise of stock options.

During the nine months ended March 31, 2026 and 2025, the Company made repayments of $146.0 million and $27.0 million, respectively, on its long-term debt balance. The Company drew $38.0 million under its revolving line-of-credit facility during the nine months ended March 31, 2025. There was no comparable activity in fiscal 2026.

There were $175.7 million of share repurchases during the nine months ended March 31, 2025. There was no comparable activity in fiscal 2026.

During the nine months ended March 31, 2026 and 2025, the Company paid taxes of $10.6 million and $6.3 million related to restricted stock units and stock options exercised through net share settlements classified as financing activities.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2025 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter or nine months ended March 31, 2026 that would require disclosure nor have there been any changes to the Company's policies.

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

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 6, 2026, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter and nine months ended March 31, 2026, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on April 30, 2025, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorizes the Company to purchase up to $400 million in stock. As of March 31, 2026, the Company had $405.0 million available to repurchase under our existing plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	—	$—	—	$405,007,867
August 1 - August 31, 2025	500	48.01	500	404,983,864
September 1 - September 30, 2025	—	—	—	404,983,864
July 1 - September 30, 2025	500	48.01	500
October 1 - 31, 2025	—	—	—	404,983,864
November 1 - 30, 2025	—	—	—	404,983,864
December 1 - 31, 2025	—	—	—	404,983,864
October 1 - December 31, 2025	—	—	—
January 1 - 31, 2026	—	—	—	404,983,864
February 1 - 28, 2026	—	—	—	404,983,864
March 1 - 31, 2026	—	—	—	404,983,864
January 1 - March 31, 2026	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, certain of our directors and officers of the Company adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in item 408(a) of Regulation S-K.

Stephen Vessey, Director of the Company, adopted a Rule 10b5-1 trading plan effective March 4, 2026. Mr. Vessey’s trading plan provides for the sale of up to 10,396 shares of common stock between June 3, 2026 and February 26, 2027, which is the expiration date of the plan.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

FORM 10-Q

BIO-TECHNE CORPORATION

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 of the Company's 8-K dated November 1, 2022*

3.2	Fourth Amended and Restated Bylaws of the Company--incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated April 27, 2022*

10.1	Executive Employment Agreement—incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 11, 2026*

10.2	Executive Transition Agreement, dated March 1, 2026, between the Company and Dr. Matt McManus

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: May 6, 2026	/s/ Kim Kelderman
Kim Kelderman
President and Chief Executive Officer

Date: May 6, 2026	/s/ James Hippel
James Hippel
Executive Vice President, Chief Financial Officer