Form 10-K
period 2026-06-30
BIO-TECHNE Corp
filed 2026-08-24
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026, or

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

As of December 31, 2025, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $9.1 billion based upon the closing sale price as reported on The Nasdaq Stock Market ($58.81 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

As of August 17, 2026, 156,818,238 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

In this Annual Report, the terms “Bio-Techne” or the “Company” refer to Bio-Techne Corporation, Bio-Techne Corporation and its consolidated subsidiaries, or the consolidated subsidiaries of Bio-Techne Corporation, as the context requires.

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: the Merger (as defined in Note 1 to our Consolidated Financial Statements), including statements related to the timing of completion of the Merger, or the receipt of necessary approvals to complete the Merger; the significance and timing of costs related to the Merger; the impact on us of litigation or other shareholder action related to the Merger; the effects on us and our shareholders if the Merger is not completed; projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, strategic opportunities, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Bio-Techne intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation: (i) the risk that the Merger may not be completed in a timely manner, or at all; (ii) the failure to satisfy the conditions to the consummation of the Merger, including, without limitation, the receipt of shareholder and regulatory approvals; (iii) unanticipated difficulties or expenditures relating to the Merger; (iv) the effect of the announcement or pendency of the Merger on the Company’s plans, business relationships, operating results and operations; (v) potential difficulties retaining customers, suppliers, distributors and employees as a result of the announcement and pendency of the Merger; (vi) the response of customers, suppliers, distributors and employees to the announcement of the Merger; (vii) risks related to diverting management’s attention from the Company’s ongoing business operations; and (viii) legal proceedings, including those that may be instituted against the Company, its board of directors, its executive officers or others following the announcement of the Merger, as well as the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.

Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

PART I

ITEM 1. BUSINESS

OVERVIEW

Bio-Techne and its subsidiaries, collectively doing business as Bio-Techne Corporation (“Bio-Techne”, “we”, “our”, “us” or the “Company”), develop, manufacture and sell life science reagents, instruments and services for the research, diagnostics and bioprocessing markets worldwide. Our broad product portfolio and application expertise enables scientific investigations into biological processes and molecular diagnostics, revealing the nature, diagnosis, etiology and progression of specific diseases. Our products aid in drug discovery efforts and provide the means for accurate clinical tests and diagnoses.

We manage the business in two operating segments – our Protein Sciences segment and our Diagnostics and Spatial Biology segment. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for protein analysis, automated western blot, and multiplexed ELISA workflows. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, advanced tissue-based in-situ hybridization assays and instrumentation for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications.

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

We have implemented a disciplined strategy to accelerate growth in part by acquiring businesses and product portfolios that leveraged and diversified our existing product lines, filled portfolio gaps with differentiated high growth businesses, and expanded our geographic scope. A recent example includes the acquisition of Lunaphore SA (“Lunaphore”) at the beginning of fiscal 2024. We also completed a 19.9% investment in Wilson Wolf Corporation (“Wilson Wolf”) in fiscal 2023, and will acquire the remaining ownership in Wilson Wolf by the end of calendar year 2027, if not earlier due to its achievement of revenue or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets. Recognizing the importance of an integrated, global approach to meeting our mission and accomplishing our strategies, we have maintained many of the brands of the companies we have acquired, but unified under a single global brand -- Bio-Techne.

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

Develop People Through a Transformative Culture. As we continue to grow both organically and through acquisition, we are intentionally fostering an “EPIC” culture based on the ideals of Empowerment, Passion, Innovation and Collaboration. We strive to recruit, train and retain the most talented staff, who share these EPIC ideals to effectively implement our global strategies.

PROTEIN SCIENCES SEGMENT

Protein Sciences Segment Products and Markets

The Protein Sciences segment is the larger of our two segments, representing approximately 72% of our net sales in fiscal 2026. It is comprised of two divisions with complementary product offerings serving many of the same customers – the Reagent Solutions division and the Analytical Solutions division.

The Reagent Solutions division consists of specialized proteins, such as cytokines and growth factors, antibodies, small molecules, tissue culture sera and cell selection technologies traditionally used by researchers to further their life science experimental activities and by companies developing next generation diagnostics and therapeutics, including cell- and gene-based therapeutics. We believe we are the world leader in providing high quality proteins, both for research use and under current Good Manufacturing Practices, or cGMP. Key product brands include R&D Systems, Tocris Biosciences and Novus Biologicals. Our combined chemical and biological reagents portfolio provides high quality tools that customers can use in solving complex biological pathways and to glean knowledge that may lead to a more complete understanding of biological processes, and, ultimately, to the development of novel therapeutic strategies to address different pathologies. In recent years, we have made several acquisitions and investments that have expanded our product offerings for the cell and gene therapy market. These include a significant investment in state-of-the art facilities for production of both proteins and small molecules in large quantities manufactured in accordance with cGMP, as well as a 19.9% investment in, and eventual acquisition of, Wilson Wolf, a leading provider of cell culture devices for cell-based therapies. Through a collaborative marketing venture with Wilson Wolf, we have leveraged the products we have or are developing to provide a more complete offering for the cell and gene therapy market.

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

Protein Sciences Segment Customers and Distribution Methods

Our customers for this segment include researchers in academia and industry (chiefly pharmaceutical and biotech companies as well as contract research organizations). This segment also sells to diagnostic/companion diagnostic and therapeutic customers, including those engaged in the development of cell- and gene-based therapies. Our biologics line of products in the Analytical Solutions division is used chiefly by production and quality control departments at biotech and pharmaceutical companies. We sell our products directly to customers who are primarily located in North America, Europe and China, as well as through a distribution agreement with Thermo Fisher Scientific. We also sell through third party distributors in China, Japan, certain eastern European countries and the rest of the world. Our sales are widely distributed, and no single end-user customer accounted for more than 10% of the Protein Sciences segment’s net sales during fiscal 2026, 2025, or 2024.

DIAGNOSTICS AND SPATIAL BIOLOGY SEGMENT

The Diagnostics and Spatial Biology segment, representing approximately 28% of our net revenues in fiscal 2026, includes two divisions and is focused primarily on the diagnostic and research markets and includes spatial biology, liquid biopsy, molecular diagnostics kits and products, and diagnostics reagents.

Diagnostics and Spatial Biology Segment Products

The Spatial Biology division products sold under the Advanced Cell Diagnostics, or ACD, brand, are novel in-situ hybridization (ISH) assays for transcriptome, DNA copy, and structural variation analysis within intact cells, providing highly sensitive and specific spatial information at single cell resolution. Since these products preserve spatial context, they are particularly useful for complex tissue profiling. In the first quarter of fiscal 2024, we closed on the acquisition of Lunaphore, a leading developer of fully automated spatial biology solutions using precision microfluidic technology capable of revealing hyperplex proteomic and transcriptomic biomarkers in tumors and other tissues at single-cell and subcellular resolution. Lunaphore’s COMET instrument automates ACD’s RNAscope assays and utilizes antibodies to enable simultaneous hyperplex detection of protein and RNA biomarkers on the same slide at single-cell resolution.

The Bio-Techne Diagnostic division consists of regulated products traditionally used as calibrators and controls in the clinical setting. Also included are instrument and process control products for hematology, blood chemistry, blood gases, coagulation controls and reagents used in various diagnostic applications. We often manufacture these reagents on a custom basis, tailored to a customer’s specific diagnostic assay technology. We supply these reagents in various formats including liquid, frozen, or in lyophilized form. Most of these products are sold on an Original Equipment Manufacturer (OEM) basis to instrument manufacturers, with most products being FDA-cleared. We also sell products for genetic carrier screening, oncology diagnostics, molecular controls, and research under the Asuragen brand.

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

The Asuragen-branded products are sold primarily to laboratories for use in lab-developed tests or in kit form as regulated diagnostic tests. The majority of Bio-Techne Diagnostic division’s sales are through OEM agreements, but we sell some of our diagnostic reagent products directly to customers and, in Europe and Asia, also through distributors. No customer accounted for 10% or more of the reporting segment’s consolidated net sales during fiscal 2026, 2025 or 2024.

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

COMPETITION

Although our segments both generally operate in highly competitive markets, it is difficult to determine our competitive position, either in the aggregate or by segment, since none of our competitors offer all of the same product and service lines or serve all of the same markets as the Company or its segments. Because of the range of the products and services we sell, we encounter a wide variety of competitors, including a number of large, global companies or divisions of such companies with substantial capabilities and resources, as well as a number of smaller, niche competitors with specialized product offerings. We have seen increased competition in a number of our markets as a result of the entry of new companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product line. Key competitive factors vary among the Company’s businesses, but include the specific factors noted above with respect to each particular business and typically also include price, quality and safety, performance, delivery speed, application expertise, service and support, technology and innovation, distribution network, breadth of product, service and software offerings, and brand name recognition. We believe our competitive position is strong due to the unique aspects of many of our products and our product quality. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”

SEASONALITY OF BUSINESS

Bio-Techne believes there is some seasonality as a result of vacation and academic schedules of its worldwide customer base, particularly for the Protein Sciences segment.

A majority of Bio-Techne Diagnostic division products are manufactured in large bulk lots and sold on a schedule set by the customer. Consequently, sales for that division can be unpredictable, and not necessarily based on seasonality. As a result, we can experience material and sometimes unpredictable fluctuations in our revenue from the Diagnostics and Spatial Biology segment.

GOVERNMENT CONTRACTS

Although the Company transacts business with various government entities, no government contract is of such magnitude that renegotiation or termination of the contract at the election of the government entity would have a material adverse effect on the Company’s financial results. As a party to these contracts, Bio-Techne does have to comply with certain regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, see “Item 1A. Risk Factors.”

NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

We believe that our future success depends, to a large extent, on our ability to keep pace with changing technologies and market needs. Bio-Techne is engaged in continuous research and development in all of our major product lines. We also carry out research to develop new products that build upon and expand the technologies we acquire through our acquisition strategy. In fiscal 2026, we introduced over 1,900 new products. While this is an area of focus for the Company, there is no assurance that any of the products in the research and development phases can be successfully completed or, if completed, can be successfully introduced into the marketplace.

PENDING MERGER WITH MERCK KGAA, DARMSTADT, GERMANY

On June 25, 2026, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”) and EMD Holdings NewCo, Inc. (“Merger Sub”), a Minnesota corporation and a wholly-owned subsidiary of Parent. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of our common stock (other than Company Restricted Stock (as defined in the Merger Agreement)) that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will automatically be converted into the right to receive $73.00 in cash, without any interest thereon and less any required tax withholdings and all of such shares of our common stock will cease to be outstanding and cease to exist. The Merger is expected to close by late 2026 or early 2027, subject to satisfaction of  customary closing conditions, including receipt of required regulatory approvals and approval by the Company’s shareholders. For more information, see Note 1 to our Consolidated Financial Statements as of and for the fiscal year ended June 30, 2026 and our proxy statement filed with the SEC on August 20, 2026.

HUMAN CAPITAL

Through its subsidiaries, Bio-Techne employed approximately 3,000 full-time and part-time employees as of June 30, 2026, of whom approximately 2,200 were employed in the U.S. and approximately 800 outside the U.S. None of the U.S. employees are unionized. Outside the U.S., the Company has government-mandated collective bargaining arrangements or work councils in certain countries.

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

Engagement and Belonging

Our engagement strategy focuses on developing the best workplace and best people leaders to meet our employees’ needs. We believe that strong employee engagement helps enable higher retention and better business performance. We assess our engagement performance through regular consultation with our managers. We also engage more formally via an annual engagement survey that assesses our employees’ overall experience. In fiscal 2026, three-fourths of our global workforce participated, and 77% of those who responded provided favorable feedback. While these responses were positive, our management used the responses to inform and shape our future employee-focused initiatives. These initiatives in the past have resulted in changes in programs and policies, including expansion of our management and leadership development programs, expansion of a parental leave program, introduction of flexible working, addition of an internal communications function, leadership engagement focused on transparency and stronger feedback follow-up, and expansion of the breadth and resources of our Employee Resource Groups (ERGs). In fiscal 2026, we empowered work/life integration through hybrid work models wherever feasible, continued to cultivate belonging and inclusion, and paved the path for career growth through the personalized development and individual action plans.

We believe a culture of belonging is central to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. The Company’s executive-sponsored Belonging initiative is focused on providing a welcoming working environment for all employees, continued education, broadening our candidate pools, and implementing and sustaining programs. Under the guidance of our executive-sponsored Employee Resource Group Council, ERGs offer mentorship, support and engagement to help our employees succeed and thrive. As of June 30, 2026, we had 11 ERGs operating globally.

As of June 30, 2026, 48% of our total employee population was female, and 44% of our managerial employees were female. 22% of our total employee population identified as nonwhite and 20% of our managerial employees identified as nonwhite.

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

Community

The Company believes in giving back and in supporting the local communities in which we live and work. The Company and its employees donate financially and by giving their time and energy. Most sites or departments engage in local charitable causes and activities. In some of our sites, employees are encouraged to give through regular payroll deductions and through the annual campaign week where employee contributions are matched by the Company. In addition, U.S. employees receive a paid day off to participate in local opportunities to give back to the community as part of our volunteer time off benefit.

INTELLECTUAL PROPERTY

Our success depends in part upon our ability to protect our core technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections in our terms and conditions and other sales-related documentation.

As of June 30, 2026, we had rights to approximately 487 granted patents and approximately 230 pending patent applications. Products in the Analytical Solutions and the Spatial Biology divisions are protected primarily through pending patent applications and issued patents. In addition, certain of our products are covered by licenses from third parties to supplement our own patent portfolio. Patent protection, if granted, generally has a life of 20 years from the date of the patent application or patent grant. We cannot provide assurance that any of our pending patent applications will result in the grant of a patent, whether the examination process will require us to narrow our claims, and whether our claims will provide adequate coverage of our competitors’ products or services.

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

All trademarks, trade names, product names, graphics, and logos of Bio-Techne contained herein are trademarks and registered trademarks of Bio-Techne or its subsidiaries, as applicable, in the U.S. and/or other countries. Solely for convenience, we may refer to trademarks in this Annual Report on Form 10-K without the ™ or ® symbols. Such references are not intended to indicate that we will not assert our full rights to our trademarks.

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

Medical Device Regulations

A number of our products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes and orders, including but not limited to the U.S. Food, Drug and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the U.S., to be safe and effective for their intended uses and to comply with the regulations administered by the U.S. Food and Drug Administration (“FDA”). The FDA regulates the design, development, testing, manufacture, advertising, labeling, packaging, marketing, distribution, import and export and record keeping for such products. Many medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

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

Our Asuragen business maintains a CLIA certification. Consequently, we must comply with state licensing regulations applicable to laboratories regulated under CLIA, governing laboratory practices and procedures.

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

As Bio-Techne’s businesses also include export and import activities, including the export and import of products derived from animals, we are subject to pertinent laws enforced by the U.S. Department of Agriculture, U.S. Customers and Border Patrol, U.S. Departments of Commerce, State and Treasury. Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect the Company’s operations or transactions subject to their jurisdictions.

In addition, under U.S. laws and regulations, U.S. companies and their subsidiaries and affiliates outside the U.S. are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the U.S. or between the U.S. and countries outside of the U.S. If we, or certain third parties through which we sell or provide goods or services, violate anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action and varying degrees of liability.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of this Annual Report, the names, ages, positions and periods of service of each executive officer of the Company are as follows:

Name	Age	Position	Officer Since

Kim Kelderman	59	President, Chief Executive Officer and Director	2018
James Hippel	55	Executive Vice President and Chief Financial Officer	2014
William Geist	57	President, Protein Sciences	2022
Steve Crouse	53	President, Diagnostics and Spatial Biology	2026
Shane Bohnen	51	Senior Vice President, General Counsel & Corporate Secretary	2023

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

William Geist has been President of the Protein Sciences segment since January 3, 2022. Prior to Bio-Techne, Mr. Geist most recently served as Chief Operating Officer for Quanterix, and before that in senior management roles at Thermo Fisher Scientific and QuantaBiosciences, a QIAGEN company

Steve Crouse was promoted to President of the Diagnostics and Spatial Biology segment on March 1, 2026, and had served as the Senior Vice President of the Analytical Solutions Division since joining the Company in 2021. Prior to Bio-Techne, Mr. Crouse most recently served as a General Manager at Thermo Fisher Scientific.

Shane Bohnen has been General Counsel and Corporate Secretary since March 3, 2023, and has been an attorney on the Company’s legal team since July 2019. Prior to joining Bio-Techne, Mr. Bohnen spent 10 years in private practice as a life sciences litigator, followed by seven years as in-house corporate counsel with an expansive breadth of responsibility and global scope.

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

International political, compliance and business factors, including the military conflicts and trade tensions, can negatively impact our operations and financial results.

We engage in business globally, with approximately 48% of our sales revenue in fiscal 2026 coming from outside the U.S. Changes, potential changes or uncertainties in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system, can adversely affect our business and financial results. For example, Congress and the U.S. administration have sought to impose changes to healthcare in the U.S., including government negotiation/regulation of drug prices paid by government programs. Such impacts could negatively impact certain markets we serve, resulting in an adverse impact on our sales revenue.

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

Our Diagnostics and Spatial Biology segment products include applications in the medical diagnostics market, which relies largely on government healthcare-related policies and funding. Changes in government reimbursement for certain diagnostic tests or reductions in overall healthcare spending could negatively impact us directly or our customers and, correspondingly, our sales to them. The process and timeline for obtaining coverage decisions is uncertain and difficult to predict, and reimbursement reductions due to changes in policy regarding coverage of tests or other requirements for payment (such as prior authorization, diagnosis code and other claims edits, or a physician or qualified practitioner’s signature on test requisitions) may be implemented from time to time. Additionally, the U.S. government’s negotiation of most favored nation pricing on certain prescription drugs, and the potential for expansion of this program, may impact the customers and industries we serve by increasing the cost of commercializing and/or limiting the profitability of commercialized products.  In addition, the potential for expanded regulation of lab developed tests may, if such regulation were implemented, also impact the customers and industries we serve by increasing the cost of commercializing and/or limiting the profitability of commercialized products. Payor actions and changes may have a material adverse effect on revenue and earnings associated with our diagnostics products and services.

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

As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course of business, and we also from time to time complete more significant transactions. At the beginning of fiscal 2025, we invested in Spear Bio and, at the beginning of fiscal 2024, we completed the acquisition of Lunaphore, a leading developer of fully automated spatial biology solutions. Bio-Techne also obtained a 19.9% ownership stake in Wilson Wolf and will acquire the remaining ownership no later than the end of calendar year 2027. We have also continued participating in our collaborative marketing venture, ScaleReady LLC, with Wilson Wolf and another partner, which addresses the needs of the rapidly expanding cell and gene therapy market. While we believe these business ventures will advance our business strategies and support our growth plans, we may not be successful in managing or integrating them into our Company. Acquisitions, investments, joint ventures and strategic relationships involve a number of additional financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which could adversely affect our business and our financial results:

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

Recruiting and retaining qualified scientific, production, sales and marketing, and management personnel representing diverse backgrounds, experiences and skill sets are critical to our success. The market for highly skilled workers and leaders in our businesses, particularly in the areas of science and technology, is extremely competitive. In fiscal 2026, a number of our businesses and departments continued to face recruitment and retention challenges, and faced labor availability constraints and inflationary costs. Our growth by acquisition also creates challenges in retaining employees. As we integrate past and future acquisitions and evolve our corporate culture to incorporate new workforces, some employees may not find such integration or cultural changes appealing. The failure to attract and retain such personnel could adversely affect our business.

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

If we are unable to maintain reliable information technology systems or appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Individual states regulate data breach and security requirements, and multiple governmental bodies assert authority over aspects of the protection of personal privacy. Most notably, an increasing number of states, including California, Virginia, Utah, Colorado and Connecticut, have passed broad privacy legislation that could result in more material impacts as implementing regulations are issued. European laws require us to have an approved legal mechanism to transfer personal data out of Europe. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial results.

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

The manufacture of many of our products is a complex process, and in many cases subject to complex regulations, and if we directly or indirectly encounter problems manufacturing products, our business and financial results could suffer.

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

For instance, our use of animal-derived materials in certain products and manufacturing processes subjects us to regulatory, supply chain, quality, and reputational risks that could adversely affect our business. The sourcing, processing, importation, exportation, handling, storage, transportation and use of animal-derived materials are subject to complex and evolving laws, regulations and governmental oversight, including requirements administered by the USDA, APHIS, and the FDA, as well as customs authorities and comparable regulatory agencies in foreign jurisdictions. Changes in applicable regulations, guidance, interpretations, permitting requirements, certification standards or enforcement priorities could increase our compliance costs, restrict our ability to source or distribute affected products, delay shipments, interrupt manufacturing activities or adversely affect customer demand.

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

The Company’s internal quality control, packaging and distribution operations support the majority of the Company’s sales. Since certain Company products must comply with FDA regulations and because in all instances the Company creates value for its customers through the development of high-quality products, any significant decline in quality or disruption of operations for any reason could adversely affect sales and customer relationships, and therefore adversely affect the business. While we have taken certain steps to manage these operational risks, the Company’s future sales growth and earnings may be adversely affected by perceived disruption risks or actual disruptions.

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

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. For example, we have significant operations in California, where serious drought has made water less available and more costly and has increased the risk of wildfires. Changes in climate patterns leading to extreme heat waves or unusually cold weather at some of our locations can lead to increased energy usage and costs, or otherwise adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions or mitigate the effects of climate change on the environment. Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial results. In addition, any failure to adequately address stakeholder expectations with respect to environmental, social and governance (“ESG”) matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.

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

The proposed acquisition of the Company by Merck KGaA, Darmstadt, Germany may disrupt or adversely affect our business, prospects, financial condition and results of operations.

On June 25, 2026, the Company entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the Effective Time, each share of the Company’s common stock, other than Company Restricted Stock (as defined in the Merger Agreement), issued and outstanding immediately prior to the Effective Time, other than Excluded Shares (as defined in the Merger Agreement), will be converted into the right to receive $73.00 in cash, without interest and less any required tax withholdings. The completion of the Merger remains subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including receipt of required regulatory approvals and approval by the Company’s shareholders.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition and results of operations, regardless of whether the Merger is completed. During the period from the execution of the Merger Agreement until the earlier of the Effective Time and the termination of the Merger Agreement, we are required to use commercially reasonable efforts to conduct our operations in all material respects in the ordinary course of business and to maintain our existing relations and goodwill with governmental entities, customers, suppliers, distributors, creditors, lessors and employees. Subject to specified exceptions, the Merger Agreement also restricts us from taking certain actions without Parent’s prior written consent, which consent may not be unreasonably withheld, delayed or conditioned. These restrictions could affect our ability to execute our business strategies, pursue acquisitions or other business opportunities, make capital investments, incur indebtedness, manage our workforce and compensation arrangements, enter into or modify material contracts, respond effectively to competitive pressures and industry developments, and attain our financial and other goals, and these restrictions may impact our financial condition, results of operations and cash flows.

Employee retention and recruitment may be challenging before completion of the Merger, as employees and prospective employees may experience uncertainty regarding their future roles, responsibilities, compensation or employment with the Company following the Merger. Although we have entered into retention arrangements with each of our current executive officers, these arrangements may not be sufficient to retain such officers or other key employees through the completion of the Merger or thereafter. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with the Company because of issues relating to the uncertainty surrounding the Merger, anticipated organizational changes or a desire not to remain with the combined company, our business, financial condition and results of operations could be adversely affected.

The announcement and pendency of the Merger could also disrupt our business relationships. Customers, suppliers, distributors, collaborators, service providers, creditors and other business partners may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, reduce or discontinue their business with us, or seek to alter their present business with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and preparation for the potential integration of the Company with Parent may place a significant burden on management and our internal resources. The diversion of management’s attention away from our day-to-day business operations could adversely affect our business, financial condition and results of operations.

We may also become subject to shareholder litigation or other legal proceedings relating to the Merger or the other transactions contemplated by the Merger Agreement. Such litigation may name the Company, members of our Board of Directors or our officers as defendants and could seek, among other things, to enjoin or otherwise prevent or delay completion of the Merger. We cannot predict whether any such proceeding will be brought or the outcome of any such proceeding, including the amount of costs associated with defending or resolving such claims or any other liabilities that may be incurred. If a plaintiff were successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction could delay completion of the Merger or prevent the Merger from being completed. Whether or not any claim is successful, transaction-related litigation could result in significant costs and divert management’s attention and resources, which could adversely affect our business, financial condition and results of operations.

We have incurred and expect to continue to incur substantial transaction-related fees and costs in connection with the Merger.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services, such as legal, financial and accounting fees, and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed and may relate to activities that we would not have undertaken other than to complete the Merger. If the Merger is not completed, we will have received little or no benefit from such expenses. Further, although we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These costs could adversely affect our business, financial condition and results of operations.

The Merger may not be completed within the expected timeframe, or at all, and a significant delay in or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the Merger is subject to customary and other closing conditions, including:

●	the approval of the Merger Agreement (including the “plan of merger” for purposes of the Minnesota Business Corporation Act) by the affirmative vote of the holders of a majority of the voting power of all of the Shares outstanding and entitled to vote thereon at the meeting of the Company’s shareholders held for the purpose of voting upon the approval of the Merger Agreement;
●	the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and all other scheduled antitrust or investment screening law approvals having been obtained (or the applicable waiting periods having expired or terminated) (such approvals in this bullet, collectively, the “Required Approvals”);
●	no governmental entity of competent jurisdiction having issued or entered any order, injunction or decree or enacted, enforced, issued, promulgated, entered or adopted any law, in each case, that is continuing in effect and that prohibits, enjoins or otherwise prevents the consummation of the Merger;
●	accuracy of the other party’s representations and warranties, subject to certain customary materiality or de minimis standards set forth in the Merger Agreement;
●	the other party’s compliance with its obligations and covenants required under the Merger Agreement, subject to certain materiality standards; and
●	with respect to the obligations of Parent and Merger Sub, the Required Approvals not containing, individually or in the aggregate, a Burdensome Condition, as defined in the Merger Agreement.

Many of the conditions to the consummation of the Merger are not within our control or the control of Parent or Merger Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

●	if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
●	we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

●	failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire the Company at a lower price or otherwise on less favorable terms to us and our shareholders than contemplated by the Merger;
●	the impairment of our ability to attract, retain and motivate personnel, including our senior management;
●	difficulties maintaining relationships with governmental entities, customers, suppliers, distributors, creditors, lessors and employees; and
●	upon termination of the Merger Agreement by us or Parent under specified circumstances, we would be required to pay a termination fee of approximately $230.5 million.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing proposal being made at a lower price than it otherwise might have been.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Parent a termination fee of approximately $230.5 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Competing Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a price per share higher than the price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

If the Merger Agreement is terminated and we decide to seek another similar transaction, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

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

These risks are particularly pronounced in countries in which we do business that do not have levels of protection of corporate proprietary information, intellectual property, technology and other assets comparable to the U.S. We operate globally, with manufacturing operations in Canada, Switzerland, China and the UK, and approximately 48% of our revenue in fiscal 2026 was from outside the U.S. The laws, regulations and enforcement mechanisms in other countries may in some cases be less protective of our intellectual property rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights can adversely impact our business and financial results.

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

We currently have a Credit Agreement that provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. Borrowings under the Credit Agreement bear interest at a variable rate. As of August 17, 2026, the Company had drawn $200 million under the Credit Agreement.

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

International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In fiscal 2026, currency translation had a favorable effect of approximately $20 million on revenues due to the value of the U.S. dollar relative to other currencies in which the Company sells products and services.

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the U.S. In preparing our financial results, we record the amount of tax that is payable in each of the countries, states and other jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, changes in accounting for income taxes and recently enacted and future changes in tax laws in jurisdictions in which we operate. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, results of operations and cash flows.

Dividends on our common stock could be reduced or eliminated in the future.

For many years, our Board has declared quarterly dividends. In the future, our Board may reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources. While the Merger Agreement is in effect, we are prohibited from declaring, setting aside, making or paying any dividend or other distribution with respect to our capital stock to our shareholders, whether payable in cash, stock, property or a combination thereof, other than regular quarterly cash dividends on our common stock materially consistent with our past dividend policy (including with respect to timing and record date) in quarterly amounts not to exceed those set forth in the disclosure letter delivered by Bio-Techne in connection with the Merger Agreement and with record dates consistent with the dates on which quarterly dividends have been declared.

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

We have agreements relating to the sale of our products to government entities in the U.S. and elsewhere and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government (less than 1% of our fiscal 2026 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the U.S. FDA, the U.S. Drug Enforcement Agency (the DEA), the U.S. Department of Health and Human Services (the DHHS), the USDA, APHIS, and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning current good manufacturing practices. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of, the DEA, the FDA, the DHHS, foreign agencies and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale. The manufacture, distribution and marketing of many of our products and services, including medical devices and pharma services, are subject to extensive ongoing regulation by the FDA, the DEA, and other equivalent local, state, federal and non-U.S. regulatory authorities. In addition, we are subject to inspections by these regulatory authorities. For example, the EU has adopted the In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostic medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of in vitro diagnostics medical devices that have been marketed and sold under the prior regulatory regime now have to comply with some of the new EU IVDR requirements, while the effective date of other requirements have been delayed. Complying with EU IVDR, the regulation applicable to the Company, may require material modifications to our quality management systems, additional resources in certain functions, updates to technical files and additional clinical data in some cases, among other changes. Failure by us or by our customers to comply with the requirements of the EU IVDR, or other requirements imposed by these or similar regulatory authorities, including without limitation, remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims, contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, as well as ongoing remediation and increased compliance costs, any or all of which could be significant. We are the sole manufacturer of a number of products for many of our customers and a negative regulatory event could impact our customers’ ability to provide products to their customers.

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

Significant developments or changes in U.S. laws and policies (including as a result of changes in party control of Congress or decisions from the U.S. Supreme Court), such as laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system and drug prices, can adversely affect our business and financial results. Developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development can have an adverse effect on our business and financial statements.

The U.S. has implemented, amended, and in some cases retracted tariffs on imports from a wide range of countries, and which has in some cases prompted retaliatory tariffs, or changes to existing tariffs, by a number of countries. Beginning in early April 2025, the U.S. implemented and/or announced tariffs on imports from a wide range of countries, and which has prompted a number of countries to impose retaliatory tariffs and/or changes to existing tariffs. Many of these tariffs and announcements underwent continued revision, with certain tariff levels increasing while others decreased. Additionally, the U.S. and a number of other countries have implemented a number of product- and industry- specific exclusions, though these exclusions have been subject to revision and/or announced revision as well. As of the date of this report, a number of the tariffs remain in effect, including significant tariffs between the U.S. and China. Collectively, these tariffs have increased and will continue to increase the cost to us of supplies and components we import, as well as our cost to serve certain markets, which in turn will require us to bear significant increased costs to do business, and/or implement surcharges, and/or increase the price of certain of our products. As a result of any surcharge or price increase, there may be an adverse impact on the demand for our products, as well as an adverse impact as to our ability to serve the market in certain countries. The increased cost of importing raw materials and components from certain countries may disrupt our supply chains, with related impacts to our operations. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline. The U.S. and/or other countries may implement additional tariffs and/or other responsive or retaliatory measures, and which would exacerbate the risks and adverse effects noted above. Though the risks identified above in certain cases have already adversely impacted parts of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.

In addition, changes to laws or regulations pertaining to laboratory developed tests may adversely affect our business and financial results. These factors have adversely affected, and in the future could further adversely affect, our business and financial results.

Our business and financial results can be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems, including our Code of Ethics and Business Conduct, protect us from unauthorized acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier code of conduct, and material violations of such code of conduct could occur that could have a material effect on our business and financial results.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Governance and Oversight

Bio-Techne’s cybersecurity program is led by the Company’s Chief Information Officer (“CIO”), with day-to-day management and administration of our cybersecurity program performed by the Director of IT Infrastructure and Security and the IT Security Operations team. The Director of IT Infrastructure and Security reports to the CIO, and the CIO reports to the Chief Financial Officer. The CIO is supported by the Incident Response Team (“IRT”), a multi-disciplinary management committee comprising senior members from the Security Operations Team, legal, finance, internal audit and other functions. The IRT supports the CIO in supporting and reviewing information security risks, and in the event of a cybersecurity incident, provides leadership with respect to incident response, investigation, mitigation and remediation.

In addition to leadership and support within management, we also work with security service providers to monitor for vulnerabilities and threats which are reported to the Security Operations team. All employees are trained and tested annually on cybersecurity risks, and we continually perform simulated phishing exercises. We also conduct periodic tabletop exercises for key personnel involved in cybersecurity risk management, including the IRT.

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

The Company leases the following material facilities, which are utilized by both the Company’s Protein Sciences segment and the Diagnostics and Spatial Biology segment. Certain locations are not named because they were not significant individually or in the aggregate as of the date of this report.

Subsidiary	Location	Type	Square Feet
ProteinSimple	San Jose, California	Office/manufacturing/warehouse	98,000
Novus Biologicals	Centennial, Colorado	Office/warehouse	74,000
Bionostics	Devens, Massachusetts	Office/manufacturing	70,000
Cliniqa	San Marcos, California	Office/manufacturing/warehouse	63,000
PrimeGene	Shanghai, China	Office/manufacturing/lab	59,000
Advanced Cell Diagnostics	Newark, California	Office/manufacturing/warehouse	56,000
Asuragen	Austin, Texas	Office/manufacturing/warehouse	47,000
Tocris	Bristol, United Kingdom	Office/manufacturing/lab/warehouse	41,000
Bio-Techne China	Shanghai and Beijing, China	Office/warehouse	34,000
Lunaphore	Tolochenaz, Switzerland	Office/manufacturing/warehouse	26,000
Bio-Techne Ireland	Dublin, Ireland	Warehouse	25,000
ProteinSimple Ltd.	Ottawa, Canada	Office/manufacturing/warehouse	11,000
Bio-Techne France	Rennes, France	Office/warehouse	11,000
Bio-Techne Germany	Dusseldorf, Germany	Office	11,000

ITEM 3. LEGAL PROCEEDINGS

As of August 24, 2026, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ stock exchange under the symbol “TECH”.

Holders of Common Stock and Dividends Paid

As of August 11, 2026, there were over 210,000 beneficial shareholders of the Company’s common stock and over 110 shareholders of record. The Company paid annual cash dividends totaling $49.9 million, $50.4 million, and $50.4 million in fiscal 2026, 2025, and 2024, respectively. The Board of Directors periodically considers the payment of cash dividends, and there is no guarantee that the Company will pay comparable cash dividends, or any cash dividends, in the future.

On August 31, 2022, the Company entered into an amended and restated Credit Agreement (“Credit Agreement”) that provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. The credit facility is governed by a Credit Agreement dated August 31, 2022 and matures on August 31, 2027. The Credit Agreement that governs the revolving line of credit contains customary events of default and would prohibit payment of dividends to Company shareholders in the event of a default thereunder.

Issuer Purchases of Equity Securities

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorized the Company to purchase up to $400 million of the Company’s outstanding common stock. Additionally, the Board approved a new share repurchase plan on April 30, 2025, to replace the previous share repurchase plan, that authorizes the Company to purchase up to $500 million of the Company’s outstanding common stock. The table below sets forth certain information regarding our purchases of common stock in open market transactions during fiscal 2026. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the February 2, 2022 and April 30, 2025 share repurchase programs, without the prior written consent of Parent.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	—	$—	—	$405,007,867
August 1 - August 31, 2025	500	48.01	500	404,983,864
September 1 - September 30, 2025	—	—	—	404,983,864
July 1 - September 30, 2025	500	48.01	500
October 1 - 31, 2025	—	—	—	404,983,864
November 1 - 30, 2025	—	—	—	404,983,864
December 1 - 31, 2025	—	—	—	404,983,864
October 1 - December 31, 2025	—	—	—
January 1 - 31, 2026	—	—	—	404,983,864
February 1 - 28, 2026	—	—	—	404,983,864
March 1 - 31, 2026	—	—	—	404,983,864
January 1 - March 31, 2026	—	—	—
April 1 - 30, 2026	—	—	—	404,983,864
May 1 - 31, 2026	909,055	45.82	909,055	363,332,959
June 1 - 30, 2026	—	—	—	363,332,959
April 1 - June 30, 2026	909,055	45.82	909,055
July 1, 2025 - June 30, 2026	909,555	45.82	909,555

Stock Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s common stock with the S&P 500 Index and the S&P 500 Life Sciences Tools and Services Index. The comparison assumes $100 was invested on the last trading day before July 1, 2021 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company became part of the S&P 500 Index during fiscal 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bio-Techne Corporation, the S&P 500 and the S&P 500 LifeSciences Tools and Services Index
$200
$150
$100
$50
$0
6/21
6/22
6/23
6/24
6/25
6/26
Bio-Techne Corporation
S&P 500
S&P 500 LifeSciences Tools and Services Index

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

We manage the business in two operating segments – our Protein Sciences segment and our Diagnostics and Spatial Biology segment. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, advanced tissue-based in-situ hybridization assays and instrumentation for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications.

PENDING MERGER WITH MERCK KGAA, DARMSTADT, GERMANY

On June 25, 2026, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”), and EMD Holdings NewCo, Inc., a Minnesota corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share, (each, a “Share”) (other than Company Restricted Stock (as defined in the Merger Agreement)) issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will automatically be converted into the right to receive $73.00 in cash (the “Merger Consideration”), without any interest thereon and less any required tax withholdings and all of such Shares will cease to be outstanding and cease to exist.

If the Merger Agreement is terminated under certain specified circumstances, we or Parent will be required to pay a termination fee to the other party. The Company will be required to pay Parent a termination fee of approximately $230.5 million under specified circumstances, including termination of the Merger Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) at any time prior to us receiving shareholder approval of the Merger Agreement, or termination by Parent if the Company’s Board of Directors effects a Change of Company Recommendation (as defined in the Merger Agreement). Parent will be required to pay the Company a termination fee of approximately $576.1 million under specified circumstances, including termination of the Merger Agreement due to the failure to consummate the Merger by the Outside Date (as defined in the Merger Agreement) as a result of the failure to obtain certain required regulatory approvals or due to a permanent injunction arising from Antitrust Laws or Investment Screening Laws (each as defined in the Merger Agreement) if certain other conditions are met.

Consummation of the Merger is subject to customary closing conditions, including: (i) the approval of the Merger Agreement (including the “plan of merger” for purposes of the Minnesota Business Corporation Act) by the affirmative vote of the holders of a majority of the voting power of all of the Shares outstanding and entitled to vote thereon at the meeting of the Company’s shareholders held for the purpose of voting upon the approval of the Merger Agreement; (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and all other scheduled antitrust or investment screening law approvals having been obtained (or the applicable waiting periods having expired or terminated) (such approvals, collectively, the “Required Approvals”); (iii) no governmental entity of competent jurisdiction having issued or entered any order, injunction or decree or enacted, enforced, issued, promulgated, entered or adopted any law, in each case, that is continuing in effect and that prohibits, enjoins or otherwise prevents the consummation of the Merger; (iv) accuracy of the other party’s representations and warranties, subject to certain customary materiality or de minimis standards set forth in the Merger Agreement; (v) the other party’s compliance with its obligations and covenants required under the Merger Agreement, subject to certain materiality standards; and (vi) with respect to the obligations of Parent and Merger Sub, the Required Approvals not containing, individually or in the aggregate, a Burdensome Condition (as defined in the Merger Agreement). The Merger is expected to close by late 2026 or early 2027.

RECENT ACQUISITIONS

A key component of the Company's strategy is to augment internal growth at existing businesses with complementary acquisitions. As disclosed in Note 4, the Company completed the acquisition of Lunaphore in fiscal 2024 for $169.7 million, in a cash-free, debt-free acquisition.

OVERALL RESULTS

Operational Update

For fiscal 2026, consolidated net sales remained flat at $1.2 billion as compared to fiscal 2025. Organic revenue remained flat from the prior year. Foreign currency translation had a favorable impact of 2% and a business held-for-sale had an unfavorable impact of 2%.

Consolidated net earnings for fiscal 2026 increased 148% compared to fiscal 2025. The increase in earnings was favorably impacted by a non-recurring impairment charge in the prior year, a non-recurring arbitration award in the prior year, and a recovery of assets held-for-sale. After adjusting for cost recognized upon sale of acquired inventory, intangibles amortization, acquisition-related costs, certain litigation charges, investment loss and other non-operating loss, stock-based compensation, restructuring and restructuring-related costs, impairment (recovery) of assets held-for-sale, and impact of businesses held-for-sale, adjusted net earnings decreased 1% in fiscal 2026 as compared to fiscal 2025. Adjusted net earnings was primarily impacted by unfavorable product mix and pricing pressures.

For fiscal 2025, consolidated net sales increased 5% as compared to fiscal 2024. Organic growth was 5% and foreign currency translation and a business held-for-sale did not have a material impact. Organic revenue growth was primarily driven by strong commercial execution in our Protein Sciences segment.

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

Consolidated net sales growth was as follows:

	Year Ended June 30,
	2026	2025	2024
Organic sales growth	0%	5%	1%
Acquisitions sales growth	—%	—%	1%
Impact of foreign currency fluctuations	2%	0%	0%
Impact of business held for sale(1)	(2)%	0%	0%
Consolidated net sales growth	0%	5%	2%
(1)	Fiscal 2026 relates to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025. Fiscal 2025 and 2024 relate to the Protein Sciences segment business that met the held-for-sale criteria on December 31, 2023

Consolidated net sales by segment were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Protein Sciences	$874,620	$870,245	$830,902
Diagnostics and Spatial Biology	336,365	346,263	326,392
Other revenue(1)	5,439	4,152	4,153
Intersegment	(1,385)	(1,025)	(2,387)
Consolidated net sales	$1,215,039	$1,219,635	$1,159,060
(1)	Fiscal 2026 amount relates to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025. Fiscal 2025 and 2024 amounts relate to the Protein Sciences segment business that met the held-for-sale criteria on December 31, 2023, and includes the twelve-month and six-month results, respectively, while the business met the held-for-sale criteria.

In fiscal 2026, Protein Sciences segment net sales increased 1% compared to fiscal 2025. Organic revenue for the segment decreased 1% for the fiscal year, and foreign currency exchange had a favorable impact of 2%. Segment revenue was impacted by unfavorable product mix and pricing pressures.

In fiscal 2026, Diagnostics and Spatial Biology segment net sales decreased 3% compared to fiscal 2025. A business within the Diagnostics and Spatial Biology Segment met the criteria as held-for-sale since June 30, 2025. The exclusion of fiscal 2026 sales related to the held-for-sale business had an unfavorable impact of 8% on sales. Organic growth for the segment was 4% and foreign currency exchange had a favorable impact of 1% on revenue growth. Segment revenue was impacted by the Exosome Diagnostics divestiture partially offset by favorable volume growth.

In fiscal 2025, Protein Sciences segment net sales increased 5% compared to fiscal 2024. A business within the Protein Sciences segment met the criteria as held-for-sale since December 31, 2023. The exclusion of fiscal 2025 sales related to a held-for-sale business did not have a material impact on sales. Organic revenue for the segment increased 5% for the fiscal year, and foreign currency exchange did not have a material impact on revenue growth. Segment revenue was driven by strong proteomic analytical solutions and cell therapy performance and commercial execution.

In fiscal 2025, Diagnostics and Spatial Biology segment net sales increased 6% compared to fiscal 2024. Organic growth for the segment was 6% and foreign currency exchange did not have a material impact on revenue growth. Segment growth was driven by broad based molecular diagnostics performance and Lunaphore’s organic growth.

Gross Margins

Consolidated gross margins were 65.8%, 64.8%, and 66.4% in fiscal 2026, 2025, and 2024, respectively. Consolidated gross margin in fiscal 2026 was impacted by decreased restructuring-related costs for manufacturing optimization from the prior period. Excluding the impact of acquired inventory sold, amortization of intangibles, stock compensation expense, restructuring and restructuring-related costs, and the impact of businesses held-for-sale, adjusted gross margins were 69.6%, 70.4%, and 71.0% in fiscal 2026, 2025, and 2024, respectively. Fiscal 2026 consolidated adjusted gross margin was impacted by unfavorable product mix when compared to the prior period. Fiscal 2025 consolidated adjusted gross margin was impacted by the reinstatement of incentive accruals and an unfavorable product mix when compared to the prior period.

A reconciliation of the reported consolidated gross margin percentages, adjusted for acquired inventory sold, intangible amortization included in cost of sales, stock compensation expense included in cost of sales, restructuring and restructuring-related expenses, and impact of business held-for-sale is as follows ($ in thousands):

	Year Ended June 30,
	2026	2025	2024
Total consolidated net sales	$1,215,039	$1,219,635	$1,159,060
Business held-for-sale(1)	5,439	4,152	4,153
Revenue from recurring operations	$1,209,600	$1,215,483	$1,154,907

Gross margin - GAAP	$799,071	$790,272	$769,725
Gross margin percentage - GAAP	65.8%	64.8%	66.4%

Identified Adjustments:
Costs recognized upon sale of acquired inventory	$—	$751	$729
Amortization of intangibles	37,799	44,035	46,609
Stock compensation expense - COGS	1,534	1,298	825
Restructuring and restructuring-related costs	5,805	20,094	3,348
Impact of business held-for-sale(1)	(2,581)	(147)	(943)
Adjusted gross margin	$841,628	$856,303	$820,293
Adjusted gross margin percentage(2)	69.6%	70.4%	71.0%
(1)

Fiscal 2026 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025. Fiscal 2025 and 2024 amounts relate to the Protein Sciences segment business that met the held for sale criteria on  December 31, 2023. Fiscal 2025 and 2024 amounts include the twelve-month and six-month results, respectively, while the business met the held-for-sale criteria.

(2)	Adjusted gross margin percentage excludes both revenue and gross margin of the businesses that met the held-for-sale criteria during the respective periods.

Management uses adjusted operating results to monitor and evaluate performance of the Company’s two segments. Segment gross margins, as a percentage of net sales, were as follows:

	Year Ended June 30,
	2026	2025	2024
Protein Sciences	75.0%	75.6%	75.7%
Diagnostics and Spatial Biology	55.2%	57.3%	58.7%

The decrease in the Protein Sciences segment’s gross margin percentage for fiscal 2026 as compared to fiscal 2025 was primarily attributable to unfavorable product mix and pricing pressure within the segment. The change in the Protein Sciences segment’s gross margin percentage for fiscal 2025 compared to fiscal 2024 was primarily attributable to the mix of product sales within the segment.

The decrease in the Diagnostics and Spatial Biology segment’s gross margin percentage for fiscal 2026 as compared to fiscal 2025 is primarily attributable to unfavorable product mix within the segment. The change in the Diagnostics and

Spatial Biology segment’s gross margin percentage for fiscal 2025 as compared to fiscal 2024 is primarily attributable to reinstatement of incentive accruals and an unfavorable mix of product sales within the segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $136.1 million (23%) in fiscal 2026 when compared to fiscal 2025. Selling, general, and administrative expenses decreased primarily due to an impairment of assets held-for sale in the prior year and a non-recurring loss on an arbitration award in the prior year.

Selling, general and administrative expenses increased $122.1 million (26%) in fiscal 2025 when compared to fiscal 2024. Selling, general, and administrative expenses increased primarily due to a non-recurring arbitration award and impairment of assets held-for-sale.

Consolidated Selling, general and administrative expenses were composed of the following (in thousands):

	Year Ended June 30,
	2026	2025	2024
Protein Sciences	$238,994	$230,046	$217,595
Diagnostics and Spatial Biology	115,209	136,103	127,131
Total segment expenses	354,203	366,149	344,726
Amortization of intangibles	23,383	31,285	31,710
Acquisition related expenses	7,988	11,672	6,980
Legal fees	5,513	41,827	3,506
Restructuring and restructuring-related costs	14,984	8,137	8,896
Stock-based compensation	41,104	40,860	39,452
(Recovery) Impairment of assets held-for-sale	(6,120)	80,503	21,963
Corporate selling, general and administrative expenses	11,360	8,088	9,142
Total selling, general and administrative expenses	$452,415	$588,521	$466,375

Research and Development Expenses

Research and development expenses decreased $4.7 million (5%) and increased $2.8 million (3%) in fiscal 2026 and 2025, respectively, as compared to prior year periods. The decrease in research and development expenses in fiscal 2026 compared to the prior period was primarily attributable to the divestiture of the Exosome Diagnostics business in our Diagnostics and Spatial Biology segment. The increase in research and development expenses in fiscal 2025 compared to the prior period was primarily attributable to strategic growth investments including the acquisition of Lunaphore in fiscal 2024.

Consolidated Research and development expenses were composed of the following (in thousands):

	Year Ended June 30,
	2026	2025	2024
Protein Sciences	$57,389	$58,607	$56,911
Diagnostics and Spatial Biology	37,377	40,889	39,753
Total research and development expenses	$94,766	$99,496	$96,664

Net Interest Expense

Net interest expense for fiscal 2026, 2025, and 2024 was $5.4 million, $4.6 million, and $12.4 million, respectively. During fiscal 2026, our cash flow swap matured, leading to increased interest expense compared to fiscal 2025. Net interest expense in fiscal 2025 decreased when compared to fiscal 2024 as average monthly outstanding debt was lower than fiscal 2024, leading to decreased interest expense compared to fiscal 2024.

Other Non-Operating Income / (Expense), Net

Other non-operating income/(expense), net, consists of foreign currency transaction gains and losses, building expenses related to rental property and the Company’s gains and losses on investments as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Foreign currency gains (losses)	$(97)	$1,447	$(726)
Real estate taxes, depreciation and utilities	(1,644)	(1,590)	(1,630)
Gain (Loss) on investments(1)	(5,862)	—	283
Gain (Loss) on equity method investment	887	938	(6,841)
Miscellaneous income (expense)	913	36	330
Other non-operating income (expense), net	$(5,803)	$831	$(8,584)
(1)	In fiscal 2026, the Company recognized a loss of $5.9 million related to our investment in MDxHealth.

Income Taxes

Income taxes for fiscal 2026, 2025, and 2024 were at effective rates of 24.4%, 25.5%, and 9.5%, respectively, of consolidated earnings before income taxes. The change in the effective tax rate for fiscal 2026 compared to fiscal 2025 was driven by discrete tax items.

Net Earnings

Non-GAAP adjusted consolidated net earnings and earnings per share are as follows ($ in thousands, except per share data):

	Year Ended June 30,
	2026	2025	2024
Net earnings before taxes - GAAP	$240,680	$98,463	$185,689
Identified adjustments:
Amortization of intangibles	61,181	75,321	78,318
Amortization of Wilson Wolf intangible assets	9,959	9,959	15,686
Acquisition related expenses and other	8,570	13,489	8,293
Certain litigation charges	5,513	41,827	3,506
Stock based compensation, inclusive of employer taxes	42,637	42,158	40,277
Restructuring and restructuring-related costs	21,059	28,231	12,245
Investment (gain) loss and other non-operating (income) loss	5,009	—	(283)
Impairment (Recovery) of assets held-for-sale	(6,789)	80,503	21,963
Impact of business held-for-sale(1)	2,573	479	(525)
Earnings before taxes - Adjusted(1)	$390,392	$390,430	$365,169

Non-GAAP tax rate	22.3%	21.5%	22.0%
Non-GAAP tax expense	$87,057	$83,973	$80,420
Non-GAAP adjusted net earnings(1)	$303,335	$306,457	$284,749
Earnings per share - diluted - Adjusted(1)	$1.93	$1.92	$1.77
(1)

Fiscal 2025 and 2024 amounts relate to the Protein Sciences segment business that met the held for sale criteria on  December 31, 2023. Fiscal 2025 and 2024 amounts include the twelve-month and six-month results, respectively, while the business met the held-for-sale criteria. Fiscal 2026 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period to period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective Non-GAAP adjusted tax rate for fiscal 2026, 2025, and 2024.

	Year Ended June 30,
	2026	2025	2024
GAAP effective tax rate	24.4%	25.5%	9.5%
Discrete items	1.3	0.8	14.0
Long-term GAAP tax rate	25.7%	26.3%	23.5%

Rate impact items
Stock based compensation	(2.0)%	(3.1)%	(2.5)%
Other	(1.4)	(1.7)	1.0
Total rate impact items	(3.4)%	(4.8)%	(1.5)%
Non-GAAP adjusted tax rate	22.3%	21.5%	22.0%

Refer to Note 12 for additional discussion relating to the change in discrete tax items between fiscal 2026 and 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and available-for-sale investments at June 30, 2026 were $264.7 million compared to $162.2 million at June 30, 2025.

At June 30, 2026, $139.8 million of the Company’s cash and cash equivalents were located in the U.S., with the remainder located primarily in Canada, China, the U.K. and other European countries.

At June 30, 2026, we had $200.0 million in borrowings under the revolving credit facility, resulting in $800.0 million of unutilized availability under our revolving credit facility.

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

Cash Flows From Operating Activities

The Company generated cash from operations of $292.1 million, $287.6 million, and $299.0 million in fiscal 2026, 2025, and 2024, respectively. The increase in cash generated from operating activities in fiscal 2026 as compared to fiscal 2025 was mainly a result of changes in the timing of cash payments on certain operating assets and liabilities. The decrease in cash generated from operating activities in fiscal 2025 as compared to fiscal 2024 was mainly a result of changes in the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures to enable revenue growth.

During fiscal 2024, the Company acquired Lunaphore for $169.7 million in cash-free, debt-free acquisition. There were no acquisitions in fiscal 2026 and 2025.

During fiscal 2025, the Company invested $15.0 million into Spear Bio. There were no comparable activities in fiscal 2026 and 2024.

During fiscal 2026 and 2025, the Company received $4.6 million and $2.4 million from the sale of assets held-for-sale, respectively. There were no comparable activities in fiscal 2024.

The Company’s net proceeds from the purchase, sale and maturity of available-for-sale investments in fiscal 2025 and 2024 were  $1.1 million and $22.6 million, respectively. There was no comparable activity in fiscal 2026. During fiscal 2025, the Company’s proceeds in available-for-sale investments relates to the maturity of our certificates of deposits. During fiscal 2024, the Company’s proceeds in available-for-sale investments relates to the sale of our exchange traded investment grade bond funds. The Company’s investment policy is to place excess cash in certificates of deposit with the objective of obtaining the highest possible return while minimizing risk and keeping the funds accessible.

Capital additions in fiscal 2026, 2025, and 2024 were $28.9 million, $31.0 million, and $62.9 million. Fiscal 2026, 2025, and 2024 capital expenditures related to investments in new buildings, machinery, construction in progress, and IT equipment.

During fiscal 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of June 30, 2026, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2027 and fiscal 2028.

During fiscal 2026, 2025, and 2024, the Company received distributions from Wilson Wolf of $6.0 million, $7.3 million, and $7.0 million, respectively.

Cash Flows From Financing Activities

In fiscal 2026, 2025, and 2024, the Company paid cash dividends of $49.9 million, $50.4 million, $50.4 million, respectively. The Board of Directors periodically considers the payment of cash dividends.

The Company received $80.6 million, $51.7 million, $60.9 million, for the exercise of options for 2,785,000, 1,209,000, and 2,240,000 shares of common stock in fiscal 2026, 2025 and 2024, respectively.

During fiscal 2026, 2025, and 2024, the Company repurchased $41.7 million, $275.7 million, and $80.0 million, respectively, in share repurchases included as a cash outflow.

During fiscal 2025, and 2024, the Company drew $104.0 million, and $225.0 million, respectively, under its revolving line-of-credit facility. There were no comparable activities in fiscal 2026. Repayments of $146.0 million, $77.0 million, and $256.0 million were made on its line-of-credit in fiscal 2026, 2025, and 2024, respectively.

During fiscal 2026, 2025 and 2024, the Company paid $12.1 million, $6.5 million and $21.9 million, respectively, for taxes remitted on behalf of participants in net share settlement transactions, restricted stock, and restricted stock units.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

While we use our best estimates and assumptions, our fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the Consolidated Statements of Earnings and Comprehensive Income.

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

Impairment of Goodwill

Goodwill was $975.4 million as of June 30, 2026, which represented approximately 38% of total assets. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year, or more frequently if events occur or circumstances change that could indicate a possible impairment.

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

For fiscal 2026, we elected to perform a qualitative analysis for all four reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts. The Company did not identify any triggering events after our annual goodwill impairment analysis through June 30, 2026, the date of our Consolidated Balance Sheets, that would require an additional goodwill impairment assessment to be performed.

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

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during fiscal 2026 and those not yet adopted can be found under caption “Note 1: Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements appearing in Item 8 of this report.

SUBSEQUENT EVENTS

None.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains financial measures that have not been calculated in accordance with GAAP. These non-GAAP measures include:

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

Our non-GAAP financial measure of organic revenue represents revenue growth excluding revenue from acquisitions within the preceding 12 months, the impact of foreign currency, as well as the impact of businesses held-for-sale. Excluding these measures provides more useful period-to-period comparison of revenue results as it excludes the impact of foreign currency exchange rates, which can vary significantly from period to period, and revenue from acquisitions that would not be included in the comparable prior period. Revenues from businesses held-for-sale are excluded from our organic revenue calculation starting on the date they become held-for-sale as those revenues will not be comparative in future periods.

Our non-GAAP financial measures for adjusted gross margin, adjusted operating margin, and adjusted net earnings, in total and on a per share basis, exclude stock-based compensation, which is inclusive of the employer portion of payroll taxes on those stock awards, the costs recognized upon the sale of acquired inventory, amortization of acquisition intangibles, restructuring and restructuring-related costs, and other non-recurring items including non-recurring costs, goodwill and long-lived asset impairments, and gains. Stock-based compensation is excluded from non-GAAP adjusted net earnings because of the nature of this charge, specifically the varying available valuation methodologies, subjective assumptions, variety of award types, and unpredictability of amount and timing of employer related tax obligations. The Company excludes amortization of purchased intangible assets, purchase accounting adjustments, including costs recognized upon the sale of acquired inventory and acquisition-related expenses inclusive of retention costs, severance costs, and changes in fair value contingent consideration, and other non-recurring items including gains or losses on goodwill and long-lived asset impairment charges, and one-time assessments from this measure because they occur as a result of specific events, and are not reflective of our internal investments, the costs of developing, producing, supporting and selling our products, and the other ongoing costs to support our operating structure. We also exclude certain litigation charges which are facts and circumstances specific including costs to resolve litigation and legal settlement (gains and losses). In some cases, these costs may be a result of litigation matters at acquired companies that were not probable, inestimable, or unresolved at the time of acquisition. Costs related to restructuring and restructuring-related activities, including reducing overhead and consolidating facilities, are excluded because we believe they are not indicative of our normal operating costs. Additionally, these amounts can vary significantly from period to period based on current activity. The Company also excludes revenue and expense attributable to businesses held-for-sale in the calculation of our non-GAAP financial measures.

The Company’s non-GAAP adjusted operating margin and adjusted net earnings, in total and on a per share basis, also excludes acquisition related expenses inclusive of the changes in fair value of contingent consideration, gain and losses from investments, as they are not part of our day-to-day operating decisions (excluding our equity method investment in Wilson Wolf as it is certain to be acquired in the future), certain adjustments to income tax expense, and other non-recurring items. Additionally, gains and losses from investments that are either isolated or cannot be expected to occur again with any predictability are excluded. The Company independently calculates a non-GAAP adjusted tax rate to be applied to the identified non-GAAP adjustments considering the impact of discrete items on these adjustments and the jurisdictional mix of the adjustments. In addition, the tax impact of other discrete and non-recurring charges which impact our reported GAAP tax rate are adjusted from net earnings. We believe these tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency exchange rates. Approximately 33% of the Company’s consolidated net sales in fiscal 2026 were made in foreign currencies, including 17% in euro, 4% in British pound sterling, 5% in Chinese yuan, 3% in Canadian dollars, 2% in Swiss francs, and the remaining 2% in other currencies. The Company is exposed to market risk primarily from foreign exchange rate fluctuations of the euro, British pound sterling, Chinese yuan, Canadian dollar, and Swiss franc as compared to the U.S. dollar as the financial position and operating results of the Company’s foreign operations are translated into U.S. dollars for consolidation.

Month-end exchange rates between the euro, British pound sterling, Chinese yuan, Canadian dollar, Swiss franc and the U.S. dollar, which have not been weighted for actual sales volume in the applicable months in the periods, were as follows:

	Year Ended June 30,
	2026	2025	2024
Euro
High	$1.19	$1.17	$1.10
Low	1.14	1.04	1.06
Average	1.16	1.09	1.08
British pound sterling
High	$1.37	$1.37	$1.29
Low	1.31	1.24	1.22
Average	1.34	1.30	1.26
Chinese yuan
High	$0.15	$0.14	$0.14
Low	0.14	0.14	0.14
Average	0.14	0.14	0.14
Canadian dollar
High	$0.73	$0.74	$0.76
Low	0.70	0.69	0.72
Average	0.72	0.72	0.74
Swiss franc
High	$1.30	$1.26	$1.19
Low	1.23	1.10	1.09
Average	1.26	1.16	1.13

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

The effects of a hypothetical simultaneous 10% appreciation in the U.S. dollar from June 30, 2026 levels against the euro, British pound sterling, Chinese yuan, Canadian dollar and Swiss francs are as follows (in thousands):

Decrease in translation of earnings of foreign subsidiaries	$1,199
Decrease in translation of net assets of foreign subsidiaries	57,040
Additional transaction losses	(4,514)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Bio-Techne Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Techne Corporation and subsidiaries (the Company) as of June 30, 2026 and June 30, 2025, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and June 30, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over net sales

As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue for sales of consumables and instruments at a point in time following the transfer of control of such products to the customer. The Company recorded $1,215 million of net sales for the year ended June 30, 2026.

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
August 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Bio-Techne Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Bio-Techne Corporation and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated August 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

1.	Basis for Opinion

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

2.	Definition and Limitations of Internal Control Over Financial Reporting

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
August 24, 2026

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

	Year Ended June 30,
	2026	2025	2024
Net sales	$1,215,039	$1,219,635	$1,159,060
Cost of sales	415,968	429,363	389,335
Gross margin	799,071	790,272	769,725

Operating expenses:
Selling, general and administrative	452,415	588,521	466,375
Research and development	94,766	99,496	96,664
Total operating expenses	547,181	688,017	563,039
Operating income	251,890	102,255	206,686

Other income (expense):
Interest expense	(9,630)	(8,509)	(15,736)
Interest income	4,223	3,886	3,323
Other non-operating income (expense), net	(5,803)	831	(8,584)
Total other income (expense), net	(11,210)	(3,792)	(20,997)
Earnings before income taxes	240,680	98,463	185,689
Income taxes	58,818	25,063	17,584
Net earnings	181,862	$73,400	$168,105
Other comprehensive income (loss):
Foreign currency translation income (loss)	(8,164)	24,002	(7,492)
Unrealized losses on derivative instruments	(2,536)	(5,566)	(4,760)
Other comprehensive income (loss)	(10,700)	18,436	(12,252)
Comprehensive income	$171,162	$91,836	$155,853

Earnings per share:
Basic	$1.17	$0.47	$1.07
Diluted	$1.16	$0.46	$1.05

Weighted average common shares outstanding:
Basic	155,963	157,521	157,708
Diluted	157,009	159,717	160,774

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$264,712	$162,186
Accounts receivable, less allowances of $4,644 and $4,215, respectively	216,585	206,876
Inventories	195,744	189,446
Current assets held-for-sale	—	12,332
Other current assets	67,360	37,460
Total current assets	744,401	608,300

Property and equipment, net	231,836	245,719
Right-of-use assets	67,333	73,399
Goodwill	975,355	980,935
Intangible assets, net	303,465	365,599
Other assets	264,336	283,916
Total assets	$2,586,726	$2,557,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,699	$25,311
Salaries, wages and related accruals	57,918	65,791
Accrued expenses	20,458	25,663
Contract liabilities	36,072	32,571
Income taxes payable	3,593	10,770
Operating lease liabilities - current	14,935	14,098
Other current liabilities	4,025	1,645
Total current liabilities	163,700	175,849

Deferred income taxes	19,308	6,169
Long-term debt obligations	200,000	346,000
Operating lease liabilities	74,152	83,960
Other long-term liabilities	21,345	27,082

Shareholders’ equity:
Undesignated capital stock, par value $.01 per share; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 156,095,113 and 154,972,196 respectively	1,561	1,550
Additional paid-in capital	1,033,052	911,089
Retained earnings	1,144,188	1,066,049
Accumulated other comprehensive loss	(70,580)	(59,880)
Total shareholders’ equity	2,108,221	1,918,808
Total liabilities and shareholders’ equity	$2,586,726	$2,557,868

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Bio-Techne Corporation and Subsidiaries

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2023	157,642	$1,576	$721,543	$1,309,461	$(66,064)	$1,966,516
Net earnings				168,105		168,105
Other comprehensive income (loss)					(12,252)	(12,252)
Share repurchases	(1,397)	(14)		(80,028)		(80,042)
Common stock issued for exercise of options	1,811	18	56,409	(16,534)		39,893
Common stock issued for restricted stock awards	91	1	(1)	(5,338)		(5,338)
Cash dividends				(50,419)		(50,419)
Stock-based compensation expense			37,136			37,136
Common stock issued to employee stock purchase plan	69	1	4,344			4,345
Employee stock purchase plan expense			906			906
Balances at June 30, 2024	158,216	$1,582	$820,337	$1,325,247	$(78,316)	$2,068,850
Net earnings				73,400		73,400
Other comprehensive income (loss)					18,436	18,436
Share repurchases	(4,550)	(45)	(1,807)	(275,686)		(277,538)
Common stock issued for exercise of options	1,138	11	47,258	(2,358)		44,911
Common stock issued for restricted stock awards	90	1	(1)	(4,163)		(4,163)
Cash dividends				(50,391)		(50,391)
Stock-based compensation expense			40,008			40,008
Common stock issued to employee stock purchase plan	78	1	4,469			4,470
Employee stock purchase plan expense			825			825
Balances at June 30, 2025	154,972	$1,550	$911,089	$1,066,049	$(59,880)	$1,918,808
Net earnings				181,862		181,862
Other comprehensive income (loss)					(10,700)	(10,700)
Share repurchases	(909)	(9)		(41,666)		(41,675)
Common stock issued for exercise of options	1,788	18	76,690	(6,992)		69,716
Common stock issued for restricted stock awards	159	1	(1)	(5,149)		(5,149)
Cash dividends				(49,916)		(49,916)
Stock-based compensation expense			40,507			40,507
Common stock issued to employee stock purchase plan	85	1	3,909			3,910
Employee stock purchase plan expense			858			858
Balances at June 30, 2026	156,095	$1,561	$1,033,052	$1,144,188	$(70,580)	$2,108,221

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

	Year Ended June 30,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$181,862	$73,400	$168,105
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,359	109,903	111,711
Deferred income taxes	13,196	(51,107)	(39,447)
Stock-based compensation expense	41,365	40,833	38,042
Fair value adjustment to contingent consideration payable	—	—	(3,500)
(Gain) Loss on equity method investment	(887)	(938)	6,841
Loss on investments	5,862	—	—
Asset impairment restructuring	3,914	21,312	2,634
Leases, net	(2,983)	685	1,708
(Recovery) Impairment of assets held-for-sale	(6,789)	80,503	21,963
Other operating activity	477	1,426	1,030
Change in operating assets and operating liabilities:
Trade accounts and other receivables, net	(10,793)	34,132	(20,533)
Inventories	(8,232)	(18,144)	(14,215)
Prepaid expenses	5,264	(14,372)	(3,146)
Trade accounts payable, accrued expenses, contract liabilities, and other	3,180	(13,954)	25,769
Salaries, wages and related accruals	(7,671)	15,408	12,618
Income taxes payable	(23,051)	8,469	(10,599)
Net cash provided by operating activities	292,073	287,556	298,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investments	—	1,085	28,083
Purchases of available-for-sale investments	—	—	(5,526)
Additions to property and equipment	(28,850)	(31,006)	(62,877)
Acquisitions, net of cash acquired	—	—	(169,707)
Distributions from Wilson Wolf	6,043	7,291	6,997
Investment in Spear Bio	—	(15,000)	—
Proceeds from sale of assets held-for-sale	4,617	2,447	—
Net cash used in investing activities	(18,190)	(35,183)	(203,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(49,916)	(50,391)	(50,419)
Proceeds from stock option exercises	80,618	51,739	60,935
Repurchases of common stock	(41,675)	(275,731)	(80,042)
Borrowings under line-of-credit agreement	—	104,000	225,000
Repayments of long-term debt	(146,000)	(77,000)	(256,000)
Taxes paid on RSUs and net share settlements	(12,141)	(6,522)	(21,872)
Net cash used in financing activities	(169,114)	(253,905)	(122,398)

Effect of exchange rate changes on cash and cash equivalents	(2,243)	11,927	(2,333)
Net change in cash and cash equivalents	102,526	10,395	(28,780)
Cash and cash equivalents at beginning of period	162,186	151,791	180,571
Cash and cash equivalents at end of period	$264,712	$162,186	$151,791

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Techne Corporation and Subsidiaries

Years ended June 30, 2026, 2025 and 2024

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

Contingencies: On June 25, 2026, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”), and EMD Holdings NewCo, Inc., a Minnesota corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share, (each, a “Share”) (other than Company Restricted Stock (as defined in the Merger Agreement)) issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will automatically be converted into the right to receive $73.00 in cash (the “Merger Consideration”), without any interest thereon and less any required tax withholdings and all of such Shares will cease to be outstanding and cease to exist.

Consummation of the Merger is subject to customary closing conditions, including: (i) the approval of the Merger Agreement (including the “plan of merger” for purposes of the Minnesota Business Corporation Act) by the affirmative vote of the holders of a majority of the voting power of all of the Shares outstanding and entitled to vote thereon at the meeting of the Company’s shareholders held for the purpose of voting upon the approval of the Merger Agreement, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and all other scheduled antitrust or investment screening law approvals having been obtained (or the applicable waiting periods having expired or terminated) (such approvals, collectively, the “Required Approvals”), (iii) no governmental entity of competent jurisdiction having issued or entered any order, injunction or decree or enacted, enforced, issued, promulgated, entered or adopted any law, in each case, that is continuing in effect and that prohibits, enjoins or otherwise prevents the consummation of the Merger; (iv) accuracy of the other party’s representations and warranties, subject to certain customary materiality or de minimis standards set forth in the Merger Agreement; (v) the other party’s compliance with its obligations and covenants required under the Merger Agreement, subject to certain materiality standards; and (vi) with respect to the obligations of Parent and Merger Sub, the Required Approvals not containing, individually or in the aggregate, a Burdensome Condition (as defined in the Merger Agreement). The Merger is expected to close by late 2026 or early 2027.

If the Merger Agreement is terminated under certain specified circumstances, the Company or Parent will be required to pay a termination fee to the other party. The Company will be required to pay Parent a termination fee of approximately $230.5 million under specified circumstances, including termination of the Merger Agreement in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) at any time prior to the Company receiving shareholder approval of the Merger Agreement or termination by Parent if the Company’s Board of Directors effects a Change of Company Recommendation (as defined in the Merger Agreement).  Parent will be required to pay the Company a termination fee of approximately $576.1 million under specified circumstances, including termination of the Merger Agreement due to the failure to consummate the Merger by the Outside Date (as defined in the Merger Agreement) as a result of the failure to obtain certain required regulatory approvals or due to a permanent injunction arising from Antitrust Laws or Investment Screening Laws (each as defined in the Merger Agreement) if certain other conditions are met.

Use of estimates: The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of accounts receivable, available-for-sale investments, inventory, intangible assets, notes receivable, contingent consideration, stock-based compensation and income taxes. Actual results could differ from these estimates.

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

Advertising costs: Advertising expenses were $3.0 million, $3.2 million, and $4.1 million for fiscal 2026, 2025, and 2024, respectively. Advertising expenditures are expensed as incurred.

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

Available-for-sale investments: Available-for-sale investments consist of debt instruments with original maturities of generally three months to less than one-year and equity securities. Available-for-sale investments are recorded based on trade-date. The Company considers all of its marketable securities available-for-sale and reports them at fair value. Unrealized gains and losses on our available-for-sale securities are included within Other income (expense) in the Consolidated Statements of Earnings and Comprehensive Income.

In September 2025, the Company received MDxHealth SA (“MDxHealth”) stock as part of our divestiture of Exosome Diagnostics. The fair value of the stock is included within Other current assets on the Consolidated Balance Sheets. Refer to Note 5 for the fair market valuation for the periods presented.

Trade accounts receivable and allowances: Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers, and they do not bear interest. They are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for doubtful accounts, we take several factors into consideration, including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for doubtful accounts are included in Selling, general, & administrative expense in the Consolidated Statements of Earnings and Comprehensive Income. The point at which uncollected accounts are written off varies by type of customer. The Company does not have material long-term customer receivables.

Notes receivable: Notes receivable are initially recorded at their net present value. They are categorized into current for payments due within one year and noncurrent for payments due after one year. The Company assesses the fair value for each reporting period. Changes in the fair value are included in Other non-operating income (expense) in the Consolidated Statements of Earnings and Comprehensive Income. The change in fair value is evaluated based on the debtor’s current financial condition and payment history. Refer to Note 5 for additional information regarding the fair value of our notes receivable for the periods presented.

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

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the second quarter of fiscal 2024 there was a triggering event for the assets and liabilities associated with a disposal group in our Protein Sciences segment that were classified as held-for-sale. During the fourth quarter of fiscal 2025 there was a triggering event for the assets and liabilities associated with a disposal group in our Diagnostics & Spatial

Biology segment that were classified as held-for-sale. See Note 14 for additional details. No other triggering events were identified for property, plant, and equipment or amortizable intangibles during fiscal 2026, 2025, and 2024.

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

To analyze goodwill, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business. The Company had four reporting units for our 2026 goodwill impairment assessment performed on April 1, 2026, the date of our annual goodwill impairment assessment. The Company had five reporting units for our 2025 goodwill impairment assessment performed on April 1, 2025.

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

In our fiscal 2026 annual goodwill impairment assessment, we elected to perform a qualitative assessment for all four of our reporting units. The Company determined, after performing the qualitative analysis, there was no evidence that it is more likely than not that the fair value was less than the carrying amounts; therefore, it was not necessary to perform a quantitative impairment test in fiscal 2026.

For fiscal 2025, we elected to perform a quantitative assessment for all five of our reporting units. No impairment was identified as part of the analysis performed as the fair value of each of the reporting units exceeded the carrying value. The Company did identify a triggering event related to a business held-for-sale, described in Note 14, in the fourth quarter after our annual goodwill impairment assessment, that led to an impairment of allocated goodwill.

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

During fiscal 2026, 2025, and 2024 the Company recognized $5.5 million, $41.8 million, and $3.5 million, respectively, of certain litigation charges. As of each of the balance sheet dates presented, there was no accrued litigation. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in Other current liabilities and Other liabilities on the Consolidated Balance Sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Intellectual Property Matters: At any given time, the Company is involved in litigation relating to patents, trademarks, copyrights, trade secrets, and other intellectual property (IP) rights, and licenses, acquisitions or other agreements related to such rights. This litigation includes, but is not limited to, alleged infringement or misappropriation of IP rights, or breach of obligations related to IP rights, or other claims asserted by competitors, individuals, or entities created specifically to fund IP litigation. While the outcome of these litigation matters is inherently uncertain, it is possible that the results of such litigation could require the Company to pay significant monetary damages.

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	5
Leases	7
Earnings per share	9
Share-based compensation	10
Operating segments	13

Newly Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company adopted this guidance for our fiscal 2026 annual report using a prospective method. Refer to Note 12 for income tax reporting disclosures.

Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires incremental disclosures on purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other expenses. The Company will adopt this guidance beginning with our annual report for fiscal 2028. This accounting standard will increase disclosures in the Company’s annual reporting but will have no impact on reported income statement expenses.

In August 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326), which requires incremental disclosures on estimating expected credit losses. The Company will adopt this guidance beginning with our annual report for fiscal 2027. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40), which requires incremental disclosures on recording intangibles for internal-use software. The Company will adopt this guidance beginning with our annual report for fiscal 2029. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of June 30, 2026 and 2025.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying Consolidated Balance Sheets as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of June 30, 2026 and 2025 were not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of June 30, 2026 and 2025 were approximately $38.4 million and $35.3 million, respectively. Contract liabilities as of June 30, 2025 subsequently recognized as revenue in fiscal 2026 were approximately $29.6 million. Contract liabilities as of June 30, 2024 subsequently recognized as revenue in fiscal 2025 were approximately $26.2 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the Consolidated Balance Sheets.

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

Revenue by type is as follows (in thousands):

	Year ended June 30,
	2026	2025	2024
Consumables	$985,115	$972,286	$928,180
Instruments	110,632	112,086	108,270
Services	94,301	111,570	99,265
Total product and services revenue, net	1,190,048	$1,195,942	1,135,715
Royalty revenues	24,991	23,693	23,345
Total revenues, net	$1,215,039	$1,219,635	$1,159,060

Revenue by geography is as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
United States	$635,372	$683,230	$657,747
EMEA, excluding United Kingdom	294,222	266,305	241,432
United Kingdom	56,284	54,827	50,012
APAC, excluding Greater China	85,815	77,263	73,904
Greater China	104,061	100,463	99,467
Rest of World	39,285	37,547	36,498
Net sales	$1,215,039	$1,219,635	$1,159,060

Note 3. Supplemental Balance Sheet and Cash Flow Information:

Inventories:

Inventories consist of (in thousands):

	June 30,
	2026	2025
Raw materials	$90,275	$89,080
Finished goods(1)	111,811	106,188
Inventories	$202,086	$195,268
(1)	Finished goods inventory of $6,342 and $5,822 is included within Other assets in the June 30, 2026 and 2025 Consolidated Balance Sheets, respectively, as it is forecasted to be sold after the 12 months subsequent to the Consolidated Balance Sheets dates.

Property and Equipment:

Property and equipment consist of (in thousands):

	June 30,
	2026	2025
Land	$8,113	$8,151
Buildings and improvements	259,688	254,355
Machinery and equipment	254,844	245,924
Construction in progress	17,445	23,420
Property and equipment, cost	540,090	531,850
Accumulated depreciation and amortization	(308,254)	(286,131)
Property and equipment, net	$231,836	$245,719

Depreciation expense was $36.2 million, $34.6 million, and $31.9 million in fiscal 2026, 2025, and 2024, respectively.

Intangible assets were comprised of the following (in thousands):

	Useful Life	June 30,
	(years)	2026	2025
Developed technology	9 - 15	$578,310	$620,062
Tradenames	2 - 20	94,175	152,648
Customer relationships	7 - 16	210,004	212,800
Patents	10	5,559	4,967
Other intangibles	5 - 15	7,139	7,174
Definite-lived intangible assets		895,187	997,651
Accumulated amortization		(591,722)	(632,052)
Total intangible assets, net		$303,465	$365,599

Changes to the carrying amount of net intangible assets consist of (in thousands):

	June 30,
	2026	2025
Beginning balance	$365,599	$507,081
Other additions	594	547
Amortization expense	(61,788)	(76,043)
Restructuring impairment(1)	—	(73,350)
Currency translation	(940)	7,364
Ending balance	$303,465	$365,599
(1)	Refer to Note 14 for further detail on held-for-sale intangibles.

Amortization expense related to developed technologies included in Cost of sales was $37.8 million, $44.0 million, and $46.6 million in fiscal 2026, 2025, and 2024, respectively. Amortization expense related to trade names, customer relationships, non-compete agreements, and patents included in Selling, general and administrative expense was $23.4 million, $31.3 million, and $33.2 million, in fiscal 2026, 2025, and 2024, respectively.

The estimated future amortization expense for intangible assets as of June 30, 2026 is as follows (in thousands):

2027	$58,627
2028	54,899
2029	40,837
2030	26,878
2031	23,986
Thereafter	98,238
Total	$303,465

Goodwill:

Changes in goodwill by segment and in total consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2024	$423,449	$549,214	$972,663
Held-for-sale goodwill(1)	—	(4,488)	(4,488)
Currency translation	3,327	9,433	12,760
June 30, 2025	$426,776	$554,159	$980,935
Currency translation	(3,781)	(1,799)	(5,580)
June 30, 2026	$422,995	$552,360	$975,355
(1)	Refer to Note 14 for further detail on goodwill reclassified to current assets held-for-sale.

Other Assets:

Other assets consist of (in thousands):

	June 30,
	2026	2025
Equity method investment in Wilson Wolf	$230,827	$235,983
Long-term inventory	6,342	5,822
Investment in Spear Bio	15,000	15,000
Notes receivable(1)	7,560	2,184
Other	4,607	24,927
Other assets	$264,336	$283,916
(1)	Amounts relate to the divestiture of our businesses held-for-sale.

Supplemental Cash Flow Information:

Supplemental cash flow information is as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Income taxes paid	$64,149	$74,357	$65,254
Interest paid	14,395	18,955	14,502

Note 4. Acquisitions:

We periodically complete business combinations that align with our business strategy. Acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date and that the results of operations of each acquired business be included in our Consolidated Statements of Comprehensive Income from their respective dates of acquisitions. Acquisition costs are recorded in Selling, general and administrative expenses as incurred. There were no acquisitions for fiscal 2026 and 2025.

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

Note 5. Fair Value Measurements:

The Company’s financial instruments include cash and cash equivalents, available for sale investments, accounts receivable, notes receivable, accounts payable, contingent consideration obligations, derivative instruments, and long-term debt.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2026	Level 1	Level 2	Level 3
Assets
Exchange traded securities(1)	Other current assets	$767	$767	$—	$—
Notes receivable(2)	Other current assets	3,913	—	—	3,913
Notes receivable(2)	Other assets	7,560	—	—	7,560
Total assets		$12,240	$767	$—	$11,473

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$14,712	$—	$14,712	$—
Total liabilities		$14,712	$—	$14,712	$—
(1)	Exchange traded securities received from the buyer in the sale of Exosome Diagnostics.
(2)	Notes receivable relate to the divestiture of our businesses held-for-sale.

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2025	Level 1	Level 2	Level 3
Assets
Derivatives designated as hedging instruments - cash flow hedges	Other current assets	$2,843	$—	$2,843	$—
Note receivable(1)	Other current assets	3,078	—	—	3,078
Note receivable(1)	Other assets	2,184	—	—	2,184
Total assets		$8,105	$—	$2,843	$5,262

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$18,034	$—	$18,034	$—
Total liabilities		$18,034	$—	$18,034	$—
(1)	Notes receivable relates to the divestiture of our business held-for-sale.

Fair value measurements of available for sale securities

Exchange traded securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of notes receivable

The Company had $11.5 million and $5.3 million in notes receivable as of June 30, 2026 and 2025, respectively, for the businesses held-for-sale in the Protein Sciences segment and Diagnostics and Spatial Biology segment. The change in fair value is included in Other non-operating income (expense) within our Consolidated Statements of Earnings and Comprehensive Income.

The following table presents a reconciliation of the notes receivable measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	June 30,
	2026	2025
Beginning balance	$5,262	$7,051
Additions	9,000	—
Payments received	(1,973)	(1,789)
Changes in fair value included in earnings	(816)	—
Ending balance	$11,473	$5,262

The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our notes receivable, currently and in the future. The Company primarily estimates the fair value of its notes receivable using a discounted cash flow model that has been internally developed. The models use inputs, such as estimated losses and discount rates, that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. Refer to Note 1 for additional information on the Company’s policy on fair value assessment.

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

The following table presents the contractual amounts of the Company’s outstanding instruments (in millions):

		June 30,
Instruments	Designation	2026	2025
Forward starting swaps(1)	Cash flow hedge	$—	$200
Cross-currency swap(2)	Net investment hedge	130	140
(1)	In May 2021, the Company entered into a forward starting swap designated as a cash flow hedge on forecasted debt based on $200 million of notional principal. The effective date of the swap was November 2022 and matured in November 2025. No cash flow hedges were entered into as of June 30, 2026.
(2)	In July 2023, the Company entered into a pay-fixed rate, receive-fixed rate cross-currency swap contract with a total notional amount of $150 million that was designated as a hedge to lock in the Swiss franc (CHF) rate for a portion of the Company’s CHF net investment in its Lunaphore subsidiary in Switzerland. The objective of the hedge is to protect the net investment in the Company’s CHF-denominated operations against changes in the spot exchange rates, on a pre-tax basis. The hedging instrument has four interim settlement dates, which will reduce the notional on the hedging instrument by $10 million at each interim date, and will reduce the notional to $110 million at maturity.

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within the Consolidated Financial Statements for the years ended June 30, 2026, 2025 and 2024 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Year Ended
	June 30,
	2026	2025	2024
Cash flow hedges
Forward starting swaps	$4,702	$11,530	$12,632
Net investment hedges
Cross-currency swap	(557)	14,301	4,015
Total	$4,145	$25,831	$16,647

	Gain Reclassified into Income
	Year Ended
	June 30,			Income Statement
	2026	2025	2024	Classification
Cash flow hedges
Forward starting swaps	$(2,839)	$(8,448)	$(10,317)	Interest expense
Net investment hedges
Cross-currency swap	(2,592)	(2,761)	(3,210)	Interest expense
Total	$(5,431)	$(11,209)	$(13,527)

Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in Accumulated Other Comprehensive Loss in Note 8, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as Unrealized gains (losses) on cash flow hedges in the schedule of changes in Accumulated Other Comprehensive Loss in Note 8.

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

Note 6. Debt and Other Financing Arrangements:

On August 31, 2022, the Company entered into a revolving line-of-credit and term loan by a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $1 billion, which can be increased by an additional $400 million subject to certain conditions. Borrowings under the Credit Agreement may be used for working capital and expenditures of the Company and its subsidiaries, including financing permitted acquisitions. Borrowings under the Credit Agreement bear interest at a variable rate. The current outstanding debt is based on the one-month Secured Overnight Financing Rate (SOFR) plus an applicable margin. The applicable margin is determined from the total leverage ratio of the Company and updated on a quarterly basis. The annualized fee for any unused portion of the credit facility is currently 10 basis points.

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of June 30, 2026 and 2025, the outstanding balance under the Credit Agreement was $200.0 million and $346.0 million, respectively.

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

The Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee (in thousands, except weighted averages):

		Year Ended
		June 30,
		2026	2025	2024
Consolidated Statements of Earnings
Fixed operating lease expense		$18,126	$17,414	$18,195
Variable operating lease expense		4,671	5,426	4,988
Total operating lease expense		$22,797	$22,840	$23,183

Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities		$18,071	$16,320	$17,729
ROU assets obtained in exchange for operating lease obligations		6,453	8,767	11,051

		As of
Consolidated Balance Sheets		June 30,
Lease Assets and Liabilities	Balance Sheet Classification	2026	2025
Operating lease ROU assets	Right-of-use assets	$67,333	$73,399

Operating lease liabilities - current	Operating lease liabilities - current	$14,935	$14,098
Operating lease liabilities - long-term	Operating lease liabilities	74,152	83,960
Total operating lease liabilities		$89,087	$98,058

Weighted average remaining lease term:		6.8 years	7.6 years
Weighted average discount rate:		4.3%	4.3%

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

June 30,
2026
2027	$18,155
2028	17,626
2029	17,015
2030	13,664
2031	11,376
Thereafter	25,611
Total	$103,447
Less: Amounts representing interest	14,360
Total lease obligations	$89,087

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

Note 8. Supplemental Equity and Accumulated Other Comprehensive Loss Information:

Equity

The Company has declared cash dividends per share of $0.32 in fiscal 2026, 2025, and 2024. During fiscal 2026, 2025, and 2024, the Company repurchased 909,555 shares at an average share price of $45.82, 4,550,195 shares at an average share price of $60.60, and 1,397,471 shares at an average share price of $57.28, respectively. The Company’s accounting policy is to record the portion of share repurchases in excess of the par value entirely in retained earnings. In fiscal 2025, the Company incurred $1.8 million in excise tax from the share repurchase that was recorded in additional paid-in capital. There was no comparable activity for fiscal 2026 and 2024. During fiscal 2026, 2025 and 2024, the amounts within the Consolidated Statements of Shareholders’ Equity for the surrender and retirement of stock to exercise options due to net settlement stock options exercises and to cover tax withholdings on vested restricted stocks and restricted stock units were $12.1 million, $6.5 million, and $21.9 million, respectively.

Accumulated Other Comprehensive Loss

The components of Other comprehensive income (loss) consist of changes in foreign currency translation adjustments and changes in net unrealized gains (losses) on derivative instruments designated as cash flow hedges.

The following table reflects the changes in Accumulated other comprehensive loss by component (in thousands):

	Unrealized	Foreign
	Losses on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2023, net of tax(1)	$12,862	$(78,926)	$(66,064)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(12,632)	(9,941)	(22,573)
Amounts reclassified out	10,317	3,210	13,527
Total other comprehensive income (loss), before tax:	(2,315)	(6,731)	(9,046)
Tax expense	(2,445)	(761)	(3,206)
Total other comprehensive income (loss), net of tax:	(4,760)	(7,492)	(12,252)
Balance as of June 30, 2024, net of tax(1)	$8,102	$(86,418)	$(78,316)

Other comprehensive income (loss), before tax:
Amounts before reclassifications	(12,011)	21,895	9,884
Amounts reclassified out	8,448	2,761	11,209
Total other comprehensive income (loss), before tax	(3,563)	24,656	21,093
Tax expense	(2,003)	(654)	(2,657)
Total other comprehensive income (loss), net of tax	(5,566)	24,002	18,436
Balance as of June 30, 2025, net of tax(1)	$2,536	$(62,416)	$(59,880)

Other comprehensive income (loss), before tax:
Amounts before reclassifications	(4,702)	(10,142)	(14,844)
Amounts reclassified out	2,839	2,592	5,431
Total other comprehensive income (loss), before tax	(1,863)	(7,550)	(9,413)
Tax expense	(673)	(614)	(1,287)
Total other comprehensive income (loss), net of tax	(2,536)	(8,164)	(10,700)
Balance as of June 30, 2026, net of tax(1)	$—	$(70,580)	$(70,580)
(1)	The Company had a net deferred tax liability for its cash flow hedge of $0.8 million and $2.5 million as of June 30, 2025 and 2024. The cash flow hedge matured in fiscal 2026 resulting in no deferred tax liability for a cash flow hedge as of June 30, 2026.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 9. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2026	2025	2024
Earnings per share – basic:
Net earnings	$181,862	$73,400	$168,105
Income allocated to participating securities	(22)	(37)	(33)
Income available to common shareholders	$181,840	$73,363	$168,072
Weighted-average shares outstanding – basic	155,963	157,521	157,708
Earnings per share – basic	$1.17	$0.47	$1.07

Earnings per share – diluted:
Net earnings	$181,862	$73,400	$168,105
Income allocated to participating securities	(22)	(37)	(33)
Income available to common shareholders	$181,840	$73,363	$168,072
Weighted-average shares outstanding – basic	155,963	157,521	157,708
Dilutive effect of stock options and restricted stock units	1,046	2,196	3,066
Weighted-average common shares outstanding – diluted	157,009	159,717	160,774
Earnings per share – diluted	$1.16	$0.46	$1.05

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

The dilutive effect of stock options in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 6.2 million, 3.8 million, and 3.9 million for fiscal 2026, 2025 and 2024, respectively.

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

Equity incentive plan: The 2020 Equity Incentive Plan, which replaced the Company’s Second Amended and Restated 2010 Equity Incentive Plan (collectively, “the Plans”), provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. There were 36.2 million shares of common stock authorized for grant under the Plans. The maximum aggregate number of shares of common stock reserved and available for awards under the Plans is 9,936,808 shares. At June 30, 2026, there were 5.9 million shares of common stock available for grant under the Plans. The maximum contractual term of incentive and nonqualified options granted under the Plans is ten years. The Plans are administered by the Board of Directors and its Executive Compensation Committee, which determine the persons who are to receive awards under the Plans, the number of shares subject to each award and the term and exercise price of each award. The number of shares of common stock subject to outstanding awards as of June 30, 2026 under the Plans were 8.1 million.

The fair values of options granted under the Plans were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Year Ended June 30,
	2026	2025	2024
Dividend yield	0.59%	0.45%	0.41%
Expected volatility	36-40%	32-36%	30-37%
Risk-free interest rates	3.5-4.1%	3.5-4.4%	3.8-4.8%
Expected lives (years)	4.7	4.6	4.4

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

Stock option activity under the Plans for the three years ended June 30, 2026, consists of the following (shares in thousands):

		Weighted	Aggregate	Weighted
	Number of	Average	Intrinsic	Average
	Shares (in	Exercise	Value	Contractual
	thousands)	Price	(millions)	Life (years)

Outstanding at June 30, 2023	13,924	$60.56
Granted	1,060	79.69
Forfeited	(1,165)	90.86
Exercised	(2,240)	33.34
Outstanding at June 30, 2024	11,579	$64.53
Granted	913	72.66
Forfeited	(1,823)	66.45
Exercised	(1,209)	41.91
Outstanding at June 30, 2025	9,460	$67.83
Granted	988	54.01
Forfeited	(555)	79.77
Exercised	(2,785)	45.82
Outstanding at June 30, 2026	7,108	$73.60	$21.0	3.6
Exercisable at June 30, 2024:	8,208	53.57
Exercisable at June 30, 2025:	7,133	62.69
Exercisable at June 30, 2026:	4,957	75.88	25.9	2.0

The weighted average fair value of options granted was $19.16, $24.75, and $27.27 in fiscal 2026, 2025, and 2024, respectively. The total intrinsic value of options exercised was $40.7 million, $36.9 million, and $100.8 million in fiscal 2026, 2025, and 2024, respectively. The total fair value of options exercised was $127.6 million, $50.7 million, and $58.2 million in fiscal 2026, 2025, and 2024, respectively. The total fair value of options vested was $42.0 million, $36.4 million, and $31.6 million in fiscal 2026, 2025, and 2024, respectively. Stock options vest over a four-year period. Option exercise prices for options granted by the Company equal the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant.

Restricted common stock activity under the Plans for the three years ended June 30, 2026, consists of the following (units in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual
	Shares (in	Date Fair	Term
	thousands)	Value	(years)
Unvested at June 30, 2023	37	$89.91
Granted	28	57.38
Vested	(30)	82.51
Forfeited	—	—
Unvested at June 30, 2024	35	$70.22
Granted	13	68.67
Vested	(26)	76.67
Forfeited	—	—
Unvested at June 30, 2025	22	$61.92
Granted	13	60.96
Vested	(17)	64.38
Forfeited	—	—
Unvested at June 30, 2026	18	$58.80	8.01

The total fair value of restricted shares that vested was $1.1 million, $2.0 million, and $2.4 million for fiscal 2026, 2025, and 2024, respectively.

Restricted stock unit activity under the Plans for the three years ended June 30, 2026, consists of the following (units in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual
	Units	Date Fair	Term
	(in thousands)	Value	(years)
Outstanding at June 30, 2023	283	$91.10
Granted	374	78.16
Vested	(129)	76.42
Forfeited	(31)	99.96
Outstanding at June 30, 2024	497	$84.62
Granted	547	73.63
Vested	(134)	79.12
Forfeited	(79)	105.71
Outstanding at June 30, 2025	831	$76.28
Granted	589	53.73
Vested	(238)	75.78
Forfeited	(157)	70.11
Outstanding at June 30, 2026	1,025	$64.38	8.19

The total fair value of restricted stock units that vested was $18.1 million, $10.6 million, and $9.9 million for fiscal 2026, 2025, and 2024, respectively. The restricted stock units vest over a three-year period.

Stock-based compensation cost, inclusive of payroll taxes, of $40.2 million, $40.0 million, and $38.5 million was included in Selling, general and administrative expense in fiscal 2026, 2025 and 2024, respectively. Additionally, stock-based compensation costs, inclusive of payroll taxes, of $1.6 million, $1.3 million, and $0.9 million was included in Cost of sales sold in fiscal 2026, 2025, and 2024, respectively. As of June 30, 2026, there was $32.1 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock which will be expensed in fiscal 2027 through 2030. The weighted average period over which the compensation cost is expected to be recognized is 1.9 years.

Employee stock purchase plan: In fiscal 2015, the Company established the Bio-Techne Corporation 2014 Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders on October 30, 2014, and which is designed to comply with IRS provisions governing employee stock purchase plans. 800,000 shares were allocated to the ESPP. The Company recorded expense of $0.9 million, $0.8 million, and $0.9 million for the ESPP in fiscal 2026, 2025, and 2024, respectively.

Profit sharing and savings plans: The Company has profit sharing and savings plans for its U.S. employees, which conform to IRS provisions for 401(k) plans. The Company makes matching contributions to the Plan. The Company has recorded an expense for contributions to the plans of $6.0 million, $6.3 million, and $5.8 million in fiscal 2026, 2025, and 2024, respectively. The Company operates defined contribution pension plans, which consists of primarily our U.K. and China employees. The Company’s contribution to the defined pension contribution plan was $6.9 million, $5.6 million, and $5.5 million for fiscal 2026, 2025 and 2024, respectively.

Performance incentive programs: In fiscal 2026, under certain employment agreements, a Management Incentive Plan, and a Business Incentive Plan, available to executive officers, certain management personnel, and certain other professional employees, the Company recorded cash bonuses of $25.6 million, granted options for 988,321 shares of common stock, issued 13,120 restricted common shares and 589,402 restricted stock units. In fiscal 2025 and fiscal 2024, the Company recorded cash bonuses of $32.8 million and $13.5 million, granted options for 912,717 and 1,060,126 shares of common stock, issued 12,736 and 27,876 restricted common stock shares and 547,369 and 374,448 restricted stock units, respectively.

Note 11. Other Income / (Expense):

The components of Other income (expense), net in the accompanying Consolidated Statements of Earnings and Comprehensive Income are as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Interest expense	$(9,630)	$(8,509)	$(15,736)
Interest income	4,223	3,886	3,323
Gain (loss) on equity method investment	887	938	(6,841)
Gain (loss) on investment(1)	(5,862)	—	283
Other non-operating income (expense), net	(828)	(107)	(2,026)
Total other income (expense), net	$(11,210)	$(3,792)	$(20,997)
(1)	Fiscal 2026 relates to the change in stock valuation for MDxHealth.

Note 12. Income Taxes:

Income before income taxes was comprised of the following (in thousands):

	Year Ended June 30,
	2026	2025	2024
Domestic	$216,622	$86,814	$174,806
Foreign	24,058	11,649	10,883
Earnings before income taxes	$240,680	$98,463	$185,689

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2026	2025	2024
Taxes on income consist of:
Current tax provision:
Federal	$15,396	$54,589	$40,228
State	6,891	10,402	4,853
Foreign	12,852	11,224	12,664
Total current tax provision	35,139	76,215	57,745
Deferred tax provision:
Federal	24,618	(46,433)	(28,301)
State	(1,139)	(4,303)	(4,563)
Foreign	200	(416)	(7,297)
Total deferred tax provision	23,679	(51,152)	(40,161)
Total income tax provision	$58,818	$25,063	$17,584

The following is a reconciliation of the federal tax calculated at the statutory rate to the actual income taxes provided ($ amounts in thousands):

	Year Ended June 30, 2026
	Amount	Percent
U.S. federal statutory tax rate	$50,543	21.0%
State and local income taxes, net of federal effect(1)	4,053	1.7
Effect of cross border tax laws:
Foreign-derived intangible income	(3,024)	(1.3)
Other	1,286	0.6
Tax credits:
R&D tax credits	(3,097)	(1.3)
Valuation allowances	(1,867)	(0.8)
Nontaxable or nondeductible items:
Executive compensation limitation	2,766	1.1
Other	2,069	0.9
Other adjustments	(1,370)	(0.6)
Foreign tax effects:
Switzerland
Statutory tax rate difference between Switzerland and U.S.	3,628	1.5
Change in valuation allowance	3,333	1.4
Other	(543)	(0.2)
Other foreign jurisdictions	1,561	0.6
Changes in unrecognized tax benefits	(520)	(0.2)
Effective tax rate	$58,818	24.4%
(1)	State and local taxes in Massachusetts, New York, Connecticut, and New York City comprise the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended June 30, 2025 and 2024, prior to the adoption of ASU 2023-09, the reconciliation of the federal tax calculated at the statutory rate to the actual income taxes provided is as follows:

	Year Ended June 30,
	2025	2024
Income tax expense at federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.2	(0.2)
Research and development tax credit	(3.3)	(2.2)
Foreign tax rate differences	6.2	3.1
Option exercises	(3.9)	(8.8)
U.S. taxation of foreign earnings	0.4	0.1
Foreign derived intangible income	(12.0)	(4.8)
Foreign withholding tax	0.1	(1.2)
Executive compensation limitations(1)	12.5	2.7
Changes in unrecognized tax benefits	(2.5)	—
Valuation allowance	17.4	—
Outside basis difference	(12.9)	—
Other, net	0.2	(0.2)
Effective tax rate	25.5%	9.5%
(1)	This includes the impact of the non-deductible portion of a non-recurring arbitration award of 7.9% in fiscal 2025.

The cash paid for income taxes (net of refunds received) is as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
U.S. Federal	$40,562
U.S. State and Local	9,733
Total U.S.	50,295
Foreign
United Kingdom	5,093
Other	8,761
Total Foreign	13,854
Cash paid for income taxes (net of refunds received)	$64,149
Cash paid for income taxes (prior to ASU 2023-09)		$74,357	$65,254

Deferred taxes on the Consolidated Balance Sheets consisted of the following temporary differences (in thousands):

	June 30,
	2026	2025
Inventory	$14,443	$14,056
Net operating loss carryovers	26,437	26,758
Tax credit carryovers	8,757	8,706
Capital loss carryforward	10,617	—
Excess tax basis in equity investments	(2,470)	23,562
Deferred compensation	17,102	18,022
Lease liability	16,499	15,094
Capitalized R&D	21,803	39,694
Derivatives	3,487	3,450
Other	10,767	10,196
Valuation allowance	(35,176)	(33,769)
Deferred tax assets	92,266	125,769

Intangible asset amortization	(72,593)	(84,113)
Depreciation	(22,468)	(19,287)
Right of use asset	(11,496)	(13,572)
Other	(5,017)	(4,659)
Deferred tax liabilities	(111,574)	(121,631)
Net deferred income tax (liabilities) assets	$(19,308)	$4,138

A deferred tax valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance as of June 30, 2026 was $35.2 million compared to $33.8 million in the prior year.

As of June 30, 2026, we had a $35.2 million valuation allowance, of which $10.3 million is from outside basis differences, with the remainder relating to certain foreign and state tax net operating loss and state credit carryforwards. The Company believes it is more likely than not that these tax carryovers will not be realized.

As of June 30, 2026, the Company has federal operating loss carryforwards of approximately $0.5 million and state operating loss carryforwards of $69.5 million from its previous acquisitions, which are not limited under IRC Section 382. As of June 30, 2026, the Company has foreign net operating loss carryforwards of $140.3 million. Some of the net operating loss carryforwards expire between fiscal 2027 and 2036. Federal net operating loss carryforwards generated after December 31, 2017 have an indefinite carryforward period but the Company expects to fully utilize these attributes by June 30, 2032. The Company has a deferred tax asset of $8.0 million, net of the valuation allowance discussed above, related to the net operating loss carryovers. As of June 30, 2026, the Company has federal and state tax credit carryforwards of $5.3 million and $4.8 million, respectively. The federal tax credit carryforwards expire between fiscal 2028 and 2040. The majority of the state credit carryforwards expire between fiscal 2033 and 2041. The Company has a deferred tax asset of $4.4 million, net of the valuation allowance discussed above, related to the tax credit carryovers.

As of June 30, 2026, the Company has approximately $209 million of undistributed earnings in its foreign subsidiaries. Approximately $79 million of these earnings are no longer considered permanently reinvested and the Company expects to be able to repatriate earnings on a tax neutral basis. The Company has not provided deferred taxes on approximately $131 million of undistributed earnings from non-U.S. subsidiaries as of June 30, 2026 which are indefinitely reinvested in operations. Because of the multiple entities as well as the complexities of laws and regulations by which to repatriate the earnings to minimize tax cost, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. A deferred tax liability will be recognized if the Company can no longer demonstrate that it plans to indefinitely reinvest the undistributed earnings.

We continue to analyze our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation.

The following is a reconciliation of the beginning and ending balance of unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2026	2025	2024
Beginning balance	$3,329	$5,278	$5,291
Decrease in unrecognized tax benefits for prior year positions	(475)	(1,950)	—
FX impact	(19)	1	(13)
Ending balances	$2,835	$3,329	$5,278

Included in the balance of unrecognized tax benefits for fiscal 2026 are potential benefits of $2.8 million that, if recognized, would affect the effective tax rate on income from continuing operations. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had $0.2 million of accrued interest and penalties as of June 30, 2026. The amount recorded for the periods ended June 30, 2025 and 2024, was $0.2 million and $0.6 million, respectively, in accrued interest and penalties. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase in the next twelve months. The Company files income tax returns in the U.S. federal and certain state tax jurisdictions, and several jurisdictions outside the U.S. The Company’s federal returns are subject to tax assessment for 2021 and subsequent years. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 13. Segment Information:

The Company operates under two operating segments, Protein Sciences and Diagnostics and Spatial Biology.

The Company’s Protein Sciences segment is comprised of the reagent solutions division and analytical solutions division. Our Protein Sciences segment is a leading developer and manufacturer of high-quality biological reagents used in all aspects of life science research, diagnostics and cell and gene therapy. This segment also includes proteomic analytical tools, both manual and automated, that offer researchers and pharmaceutical manufacturers efficient and streamlined options for automated western blot and multiplexed ELISA workflow. No customer in the Protein Sciences segment accounted for more than 10% of the segment’s net sales for fiscal 2026, 2025, and 2024.

The Company’s Diagnostics and Spatial Biology segment is comprised of the Bio-Techne diagnostic division and spatial biology division. Our Diagnostics and Spatial Biology segment develops and manufactures diagnostic products, including controls, calibrators, and diagnostic assays for the regulated diagnostics market, advanced tissue-based in-situ hybridization assays for spatial genomic and tissue biopsy analysis, and genetic and oncology kits for research and clinical applications. No customer in the Diagnostics and Spatial Biology segment accounted for more than 10% of the segment’s net sales for fiscal 2026, 2025, and 2024.

There are no concentrations of business transacted with a particular customer or supplier or concentrations of revenue from a particular product or geographic area that would severely impact the Company in the near term.

The Company discloses segment operating income as its measure of segment profit, reconciled to both total operating income and income before taxes. Business segment operating income excludes certain expenses and income that are not allocated to business segments (described below as unallocated amounts). Business segment disclosures consider information used by/provided to the Company’s chief operating decision maker (“CODM”). For the Company, the CODM is the Chief Executive Officer. The CODM uses segment operating income to allocate resources to segments in the planning and forecasting process along with periodic reviews of results and overall market activity.

The following is financial information relating to the operating segments (in thousands):

For the Year Ended June 30, 2026
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$874,620	$336,365	$1,210,985
Other revenue(1)			5,439
Intersegment			(1,385)
Consolidated net sales			$1,215,039
Segment operating income
Cost of sales	218,837	150,553
Selling, general and administrative	238,994	111,794
Research and development	57,388	36,320
Segment operating income	$359,401	$37,698	$397,099
Unallocated amounts
Amortization of intangibles			(61,181)
Acquisition related expenses and other			(7,986)
Certain litigation charges			(5,513)
Stock based compensation, inclusive of employer taxes			(42,637)
Restructuring and restructuring-related costs			(21,059)
Recovery of assets held-for-sale			6,789
Corporate general, selling, and administrative expenses			(11,049)
Impact of business held-for-sale(1)			(2,573)
Consolidated operating income			$251,890

(1)	Since June 30, 2025, the Company has had a business that has met the held-for-sale criteria. Segment results exclude the results of this business held-for-sale for fiscal 2026.

For the Year Ended June 30, 2025
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$870,245	$346,263	$1,216,508
Other revenue(1)			4,152
Intersegment			(1,025)
Consolidated net sales			$1,219,635
Segment operating income
Cost of sales	212,225	147,946
Selling, general and administrative	229,058	136,103
Research and development	58,609	40,890
Segment operating income	$370,353	$21,324	$391,677
Unallocated amounts
Costs recognized on sale of acquired inventory			(751)
Amortization of intangibles			(75,321)
Acquisition related expenses and other			(12,064)
Certain litigation charges			(41,827)
Stock based compensation, inclusive of employer taxes			(42,158)
Restructuring and restructuring-related costs			(28,231)
Impairment of assets held-for-sale			(80,503)
Corporate general, selling, and administrative expenses			(8,088)
Impact of business held-for-sale(1)			(479)
Consolidated operating income			$102,255
(1)	Since December 31, 2023, the Company has had a business that has met the held-for-sale criteria. Segment results exclude the results of this business held-for-sale for fiscal 2025

For the Year Ended June 30, 2024
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$830,902	$326,392	$1,157,294
Other revenue(1)			4,153
Intersegment			(2,387)
Consolidated net sales			$1,159,060
Segment operating income
Cost of sales	201,981	134,963
Selling, general and administrative	217,235	127,131
Research and development	56,911	39,752
Segment operating income	$354,775	$24,546	$379,321
Unallocated amounts
Costs recognized on sale of acquired inventory			(729)
Amortization of intangibles			(78,318)
Acquisition related expenses and other			(6,980)
Certain litigation charges			(3,506)
Impairment of assets held-for-sale			(21,963)
Stock based compensation, inclusive of employer taxes			(40,277)
Restructuring and restructuring-related costs			(12,245)
Corporate general, selling, and administrative expenses			(9,142)
Impact of business held-for-sale(1)			525
Consolidated operating income			$206,686

(1)	Since December 31, 2023, the Company has had a business that has met the held-for-sale criteria. Segment results exclude the six-month results of this business held-for-sale for the period starting December 31, 2023 through June 30, 2024 while the business has met the held-for-sale criteria.

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

The Company has disclosed sales by geographic area based on the location of the customer or distributor in Note 2. The Company has disclosed disaggregated product and service revenue by consumables, instruments, and services in Note 2. The Company considers total instrument and total service revenue to represent similar groups of products in the fiscal years presented. The Company considers consumables sold in the Protein Sciences and Diagnostics and Spatial Biology segments to represent different groups of products and therefore have separately disclosed the related consumables revenue (in thousands):

	Year Ended June 30,
	2026	2025	2024
Consumables revenue - Protein Sciences	$680,848	$684,165	$657,679
Consumables revenue - Diagnostics and Spatial Biology	304,267	283,969	266,348
Consumables revenue - Other revenue(1)	—	4,152	4,153
Total consumable revenue	$985,115	$972,286	$928,180
(1)	Includes the results of a business that has met the held-for-sale criteria since December 31, 2023.

The following is financial information relating to geographic areas (in thousands):

	Year ended June 30,
	2026	2025
Long-lived assets:
United States and Canada	$189,965	$202,800
Europe	35,636	36,030
Asia	6,235	6,889
Total long-lived assets	$231,836	$245,719
Intangible assets:
United States and Canada	$247,511	$301,971
Europe	55,954	63,628
Total intangible assets	$303,465	$365,599

Long-lived assets are comprised of land, buildings and improvements and equipment, net of accumulated depreciation.

Note 14. Restructurings:

Fiscal 2026 Restructuring Actions:

Early in the fourth quarter, management engaged in a series of restructuring activities to optimize certain reporting structures and internal functions. These activities included a focus on a streamlined brand architecture, realignment of functions supporting the different brands, including operations, and our people. The Company is expecting to incur costs related to these actions through fiscal 2027, which will be recorded when specified criteria are met.

The restructuring and restructuring-related changes for periods presented were recorded in the Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

Year Ended
June 30,
2026
Cost of sales	$—
Selling, general and administrative	4,231
Total	$4,231
(1)	Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Year ended June 30, 2026
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$278	$713	$991
Diagnostics and Spatial Biology	—	—	—
Corporate	482	2,758	3,240
Total	$760	$3,471	$4,231

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Accrued expenses in the accompanying Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Consolidated Statements of Earnings and Comprehensive Income have been summarized in the notes to the table (in thousands):

	Year ended June 30, 2026
	Employee	Asset-related
	severance	and other	Total
Expense incurred in the fourth quarter of 2026	$760	$3,471	$4,231
Cash payments	(314)	(2,395)	(2,709)
Non-cash adjustments	—	—	—
Accrued restructuring as of June 30, 2026	$446	$1,076	$1,522

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

As part of these actions, certain assets and liabilities associated with the Exosome Diagnostics business were classified as held-for-sale, including $4.5 million of goodwill allocated on a relative fair value basis at June 30, 2025. As a result of an impairment test performed during fiscal 2025, a cumulative impairment charge of $83.1 million was recorded. During the quarter ended September 30, 2025, the Company entered into an agreement with a buyer to purchase the Exosome Diagnostics business for approximately $15.0 million, with approximately $6.8 million in stock received at closing. Additionally, we recognized a recovery of assets held-for-sale of $6.8 million during the quarter ended September 30, 2025 recorded within Selling, general, and administrative on the Consolidated Statements of Earnings and Comprehensive Income. As part of the agreement, the Company and the buyer entered into a promissory note that will mature in September 2029 that requires the buyer to pay four annual installments of $2.5 million, of which up to $5.0 million is payable in the stock of the buyer, MDxHealth. As of June 30, 2026, the fair value of the note receivable was approximately $9.0 million and is included within Other current assets and Other assets on the Consolidated Balance Sheets.

The restructuring and restructuring-related charges for periods presented were recorded in the Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

	Year Ended	Year Ended
	June 30,	June 30,
	2026	2025
Cost of sales	$2,084	$11,471
Selling, general and administrative(1)	6,825	84,160
Total	$8,909	$95,631
(1)	Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Year ended June 30, 2026
	Employee	Asset-related	Recovery of
	severance	and other	assets held-for-sale	Total
Protein Sciences	$2,374	$6,901	$—	$9,275
Diagnostics and Spatial Biology	2,993	197	(6,789)	(3,599)
Corporate	1,314	1,919	—	3,233
Total	$6,681	$9,017	$(6,789)	$8,909

	Year ended June 30, 2025
	Employee	Asset-related	Recovery of
	severance	and other	assets held-for-sale	Total
Protein Sciences	$—	$11,471	$—	$11,471
Diagnostics and Spatial Biology	—	—	83,059	83,059
Corporate	1,041	60	—	1,101
Total	$1,041	$11,531	$83,059	$95,631

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Accrued expenses in the accompanying Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Consolidated Statements of Earnings and Comprehensive Income have been summarized in the notes to the table (in thousands):

			Impairment (Recovery)
	Employee	Asset-related	of assets
	severance(1)	and other(2)	held-for-sale	Total
Expense incurred in the fourth quarter of 2025	$1,041	$11,531	$83,059	$95,631
Cash payments	—	—	—	—
Non-cash adjustments	—	(11,471)	(83,059)	(94,530)
Accrued restructuring as of June 30, 2025	$1,041	$60	$—	$1,101
Expense incurred in fiscal 2026	$6,681	$9,017	$(6,789)	$8,909
Cash payments	(6,534)	(9,077)	—	(15,611)
Non-cash adjustments	—	—	6,789	6,789
Accrued restructuring as of June 30, 2026	$1,188	$—	$—	$1,188
(1)	Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages.
(2)	Primarily relates to impairment of inventory and equipment.

In the first quarter of fiscal 2025, the Company announced enterprise-wide restructuring focused on recovering operating margins and optimizing our manufacturing footprint. The costs incurred were completed through the end of fiscal 2026. The restructuring and restructuring-related charges for periods presented were recorded in the Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

	Year Ended
	June 30,
	2026	2025
Cost of sales	$1,155	$8,585
Selling, general and administrative(1)	—	5,832
Total	$1,155	$14,417
(1)	Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Year ended June 30,
	2026			2025
	Employee	Asset-related		Employee	Asset-related
	severance	and other	Total	severance	and other	Total
Protein Sciences	$769	$386	$1,155	$2,425	$10,972	$13,397
Diagnostics and Spatial Biology	—	—	—	411	—	411
Corporate	—	—	—	609	—	609
Total	$769	$386	$1,155	$3,445	$10,972	$14,417

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Consolidated Statements of  and Comprehensive Earnings have been summarized in the notes to the table (in thousands):

	Employee	Asset-related
	severance(1)	and other(2)	Total
Expense incurred in the first quarter of 2025	$2,852	$7,417	$10,269
Incremental expense incurred in remainder of 2025	593	3,555	4,148
Cash payments	(2,223)	(1,131)	(3,354)
Non-cash adjustments	$—	$(9,841)	$(9,841)
Accrued restructuring as of June 30, 2025	$1,222	$—	$1,222
Incremental expense incurred in fiscal 2026	769	386	1,155
Cash payments	(1,743)	(386)	(2,129)
Accrued restructuring as of June 30, 2026	$248	$—	$248
(1)	Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages related to the closure or relocation of certain manufacturing sites.
(2)	Primarily relates to impairment of intangibles and inventory as a result of the closure and relocation of certain manufacturing sites.

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

As part of these actions, certain assets and liabilities associated with a disposal group in our Protein Sciences segment were classified as held-for-sale as of December 31, 2023, including $1.4 million of goodwill allocated to the disposal group on a relative fair value basis. As a result of an impairment test performed over the disposal group during fiscal 2024, a cumulative impairment charge of $22.0 million which includes the allocated goodwill, was recorded in the Selling, general and administrative line in the Consolidated Statements of Earnings and Comprehensive Income for fiscal 2024. There was a recovery related to the disposal group during fiscal 2025 of $2.6 million. During the quarter ended December 31, 2024, the Company entered into an agreement with a buyer to purchase the remaining inventory for approximately $8 million. As part of the arrangement, the Company and the buyer entered into a promissory note that will mature in February 2027 and agrees that the buyer shall pay in quarterly installments. The fair value of the note receivable was approximately $2.5 million and $5.3 million as of June 30, 2026 and 2025, respectively, and is included within Other current assets and Other assets on the Consolidated Balance Sheets. As of June 30, 2025, the assets remaining within the disposal group primarily include the land and building of $4.7 million, which is net of expected selling costs. These assets are actively marketed at a fair value based on market conditions such that the held-for-sale criterion are still met. The held-for-sale assets are recorded in Current assets held-for-sale in the Consolidated Balance Sheets as of June 30, 2025.

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

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Other current liabilities in the accompanying Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Consolidated Statements of Earnings and Comprehensive Income have been summarized in the notes to the table (in thousands):

			Recovery
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
(1)

Note 15. Subsequent Events:

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The evaluation was based upon reports and certifications provided by a number of executives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2026.

The attestation report on our internal control over financial reporting issued by KPMG LLP appears in Item 8 of this report.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included in Item 10 will be included in our proxy statement for our 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”) or Form 10-K/A, which we intend to file with the SEC within 120 days after the close of our fiscal 2026 year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be included in Item 11 will be included in our 2026 Proxy Statement or Form 10-K/A, which we intend to file within 120 days after the close of our fiscal 2026 year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be included in Item 12 will be included in our 2026 Proxy Statement or Form 10-K/A, which we intend to file within 120 days after the close of our fiscal 2026 year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included in Item 13 will be included in our 2026 Proxy Statement or Form 10-K/A, which we intend to file within 120 days after the close of our fiscal 2026 year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Item 14 will be included in our 2026 Proxy Statement or Form 10-K/A, which we intend to file within 120 days after the close of our fiscal 2026 year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A. (1) List of Financial Statements.

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended June 30, 2026, 2025, and 2024

Consolidated Balance Sheets as of June 30, 2026 and 2025

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2026, 2025, and 2024

Consolidated Statements of Cash Flows for the Years Ended June 30, 2026, 2025, and 2024

Notes to Consolidated Financial Statements for the Years Ended June 30, 2026, 2025, and 2024

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)

A. (2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or Notes thereto.

A. (3) Exhibits.

EXHIBIT INDEX

for Form 10-K for the 2026 Fiscal Year

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and among the Company, Merck KGaA, Darmstadt, Germany, and EMD Holdings NewCo, Inc. incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K dated June 26, 2026*

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

10.5**

Form of Employee Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.11 of the Company's Form 10-K dated August 25, 2021*

10.6**

Form of Director Non-Qualified Stock Option Agreement for Second Amended and Restated 2010 Equity Incentive Plan--incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated October 26, 2017*

10.7**

Form of Executive Employment Agreement by and between the Company and Executive Officers of the Company other than the CEO--incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K dated September 7, 2017*

10.8**	Form of Amendment No. 1 to Executive Employment Agreement--incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q dated May 11, 2020*

10.9

Amended and Restated Credit Agreement by and among the Company, the Guarantors party thereto, the Lenders party thereto, and BMO Harris Bank N.A., as Administrative Agent, dated August 31, 2022--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 7, 2022*

10.10**	Form of Indemnification Agreement entered into with each director and executive officer of the Company--incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated February 8, 2018*

10.11**	Bio-Techne 2020 Equity Incentive Plan--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 3, 2020*

10.12	Form of Director Non-Qualified Stock Option Agreement--incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 3, 2020*

10.13**	Form of Employee Non-Qualified Stock Option Agreement (Global)--incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated November 3, 2020*

10.14**	Form of Performance Vesting Incentive Stock Option Agreement--incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated November 3, 2020*

10.15**	Form of Performance Vesting Restricted Stock Unit Agreement--incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated November 3, 2020*

10.16**	Form of Time Vesting Incentive Stock Option Agreement--incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated November 3, 2020*

10.17**	Form of Time Vesting Restricted Stock Agreement--incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated November 3, 2020*

10.18**	Form of Time Vesting Restricted Stock Unit Agreement (Global)--incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K dated November 3, 2020*

10.19**	Form of Executive Employment Agreement by and between the Company and Kim Kelderman--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 19, 2023*

10.20**	Executive Employment Agreement by and between the Company and Steve Crouse--incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 11, 2026*

10.21**	Form of Retention Agreement by and between the Company and Executive Officers of the Company--attached as Exhibit 10.21 hereto

19	Bio-Techne Insider Trading Policy

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Amended and Restated Policy on Recoupment of Certain Executive Incentive Compensation

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Incorporated by reference; SEC File No. 000-17272

**Management contract or compensatory plan or arrangement

***Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-TECHNE CORPORATION

Date: August 24, 2026	/s/ Kim Kelderman
	By:	Kim Kelderman
	Its:	President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

August 24, 2026	/s/ Robert V. Baumgartner
Robert V. Baumgartner
Chairman of the Board and Director

August 24, 2026	/s/ Julie Bushman
Julie Bushman, Director

August 24, 2026	/s/ Rupert Vessey
Dr. Rupert Vessey, Director

August 24, 2026	/s/ Joseph Keegan
Dr. Joseph Keegan, Director

August 24, 2026	/s/ John L. Higgins
John L. Higgins, Director

August 24, 2026	/s/ Alpna Seth
Dr. Alpna Seth, Director

August 24, 2026	/s/ Judith Klimovsky
Dr. Judith Klimovsky, Director

August 24, 2026	/s/ Amy E. Herr
Dr. Amy E. Herr, Director

August 24, 2026	/s/ Kim Kelderman
Kim Kelderman, Director and Chief Executive Officer (principal executive officer)

August 24, 2026	/s/ James Hippel
James Hippel, Chief Financial Officer
(principal financial officer and principal accounting officer)