Form 10-K/A
period 2026-06-30
BIO-TECHNE Corp
filed 2026-10-28
CIK 842023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2025, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $9.1 billion based upon the closing sale price as reported on The Nasdaq Stock Market ($58.81 per share). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded.

As of October 9, 2026, 157,055,564 shares of the Company’s Common Stock ($0.01 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K of Bio-Techne Corporation (the “Company”) for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2026 (the “Original Report”), is being filed solely for the purpose of including the information required by Part III of Form 10-K that the Company did not include in the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement for an annual meeting of shareholders containing such information within 120 days after the end of our fiscal year ended June 30, 2026.

The reference on the cover page of the Original Report to such incorporation by reference has been deleted and the number of shares of Common Stock outstanding has been updated. This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the Original Report. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Report.

In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including in this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as Exhibits 31.3 and 31.4 to this Form 10-K/A. Item 15 of Part IV of the Original Report is amended solely to add these certifications to the exhibit index, and the exhibit index and the exhibits filed with the Original Report are not otherwise amended or restated. Because no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained in this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Form 10-K/A does not modify or update the disclosures in, or any exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect any events which occurred subsequent to the filing of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

Unless otherwise specified or indicated by the context, “Bio-Techne,” the “Company,” “we,” “us” and “our” refer to Bio-Techne, its divisions and subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Information regarding our executive officers is set forth under the “Executive Officers of the Registrant” caption in Part I, Item 1 of the Original Report, which is hereby incorporated by reference.

DIRECTORS

The following sets forth information concerning the directors serving on the Board of Directors (the “Board”) of the Company.

Director Qualifications and Experience

Skills, Qualifications, and Background
Executive/Strategic Leadership

Senior-level managerial experience brings a broad perspective and knowledge to engage with management in meaningful discussions about our strategy and related strategic risks, including people management.

Industry Background
The life science tools and diagnostics industry is complex and technology-focused, so having directors with experience in this business, either as executives or customers, is a significant advantage.
Scientific/Technical
Many of our strategic decisions, including especially our M&A initiatives, require significant understanding of advanced science or technology in the life sciences and medical areas.
International

Knowledge about operating outside the U.S. is important as we face the complexities of global markets, especially considering almost half of our business comes from outside the United States and our strategies include expansion into additional international markets.

Financial Acumen/Expertise
Familiarity with complex financial and accounting concepts and a deep understanding of financial statements are vital for helping the Board perform its oversight function.
Risk Oversight/Management
An understanding of how to identify, assess, and mitigate risks is a key director attribute-particularly for a growth-oriented company like Bio-Techne.
Corporate Finance and M&A

Since one of our key growth strategies is to acquire companies that expand our product offerings and increase revenue, experience with assessing acquisition opportunities and risks is an important oversight capability.

Operations

We make and sell hundreds of thousands of different products, including some that are regulated by the FDA, so having directors who understand the manufacturing and supply chain complexities of our operations helps us identify associated strategic risks and opportunities.

Current Directors

The following biographies describe our directors’ noteworthy experience, individual qualifications, and skills that we believe contribute to our Board’s effectiveness and success.

Robert V. Baumgartner

Age: 70 Director since: 2003 Chair since: 2012 INDEPENDENT CHAIR OF THE BOARD Committees: • Audit • Compensation
Professional Background
From 2001 until 2019, Mr. Baumgartner served as Executive Chairman, Director of the Center for Diagnostic Imaging, Inc., an operator of diagnostic imaging centers. Prior to August 2015, Mr. Baumgartner also served as Chief Executive Officer of that company. Before joining the Center for Diagnostic Imaging, he held numerous executive positions, including Chief Executive Officer and Director of American Coating International, President and Chief Executive Officer of First Solar, and President of the Apogee Glass Group. Mr. Baumgartner began his professional career at KPMG LLP, an international accounting firm, and is a CPA.

Other Affiliations
Mr. Baumgartner currently serves on the boards of four privately held companies: United Theranostics, LLC, where he serves as Chair, OIA Global, Advanced Molecular Imaging and Therapy, and Carestream Health, Inc. Mr. Baumgartner also serves as an advisor to Sirona Medical.

Education Bachelor’s degree in business administration, University of Notre Dame.
Key Experience and Qualifications
Mr. Baumgartner brings to the Board valuable strategic skills and financial and operational management expertise. His more than 20 years serving as Chief Executive Officer and Executive Chairman of large, complex businesses gives him extensive experience in finance, accounting, and business leadership. Mr. Baumgartner also offers important board-level experience, as well as knowledge of Bio-Techne’s business and industry gleaned in his years serving on the Board.

Executive Leadership	Industry	Scientific/Technical	Global
Finance/Accounting	Risk Oversight/Management	Mergers & Acquisitions	Operations

Julie L. Bushman

Age: 65 Director since: 2020 INDEPENDENT Other Public Boards • Adient plc (since 2016) • Phillips 66 (since 2018) Committees: • Audit • Compensation (chair) • Nominations and Governance
Professional Background
Ms. Bushman retired in 2020 from 3M Corporation, where she most recently served as Executive Vice President of International Operations. She joined 3M in 1983, and served in various executive positions, including Senior Vice President of Business Transformation and Information Technology; Executive Vice President of Safety, Security and Protection Services; Executive Vice President of Safety and Graphics; Division Vice President of the Occupational Health and Environmental Safety Division; and Chief Information Officer.

Education Bachelor of Science, University of Wisconsin-River Falls.
Key Experience and Qualifications
Ms. Bushman developed extensive global experience in her various roles with 3M managing international operations and a global business in personal safety. She also has broad digital, software, and CIO experience, which bring important expertise in IT and cybersecurity matters as Bio-Techne continues to expand globally and integrate systems to increase operational efficiencies. In addition to her extensive career experience, Ms. Bushman brings valuable governance experience through her service on two other public company boards. For Adient she serves on the Audit and Compensation Committees. For Phillips 66 she chairs the Human Resources and Compensation Committee and is a member of the Nominations & Governance, Public Policy & Sustainability, and Executive Committees.

Amy Herr, Ph.D.

Age: 51 Director since: 2025 INDEPENDENT Committee: • Science and Technology
Professional Background
Dr. Herr, a Chancellor’s Professor of Bioengineering at the University of California, Berkeley, was appointed to the Board on February 1, 2025. Dr. Herr has served as the Vice President of the Chan Zuckerberg Biohub Network, a group of nonprofit research institutes established to create tools required to understand the mysteries of the cell to ultimately prevent, manage, and cure human disease. Dr. Herr has also served in several university, national, and international leadership roles, including as the Founding Executive Director of UC Berkeley’s Bakar BioEnginuity Hub, an incubator for academic spin-out companies, on the National Advisory Council for Biomedical Imaging and Bioengineering (NACBIB) for the National Institutes of Health, and on several governmental science advisory boards.

Other Affiliations Dr. Herr has served on numerous advisory boards for academic institutions, military branches, and government agencies.
Education Dr. Herr holds a Ph.D. in Mechanical Engineering from Stanford University and a Bachelor of Science in Engineering & Applied Science from Caltech.
Key Experience and Qualifications
Dr. Herr brings valuable experience to the Board from her prolific career as a researcher, academician, scientific advisor, and leader, as well as her deep expertise in bioengineering. Dr. Herr’s scientific and industry knowledge and direct involvement in novel science and the application of AI tools provide her with singular insight into the Company’s products, customers, and markets.

John L. Higgins

Age: 56 Director since: 2009 INDEPENDENT Other Public Boards • OmniAb, Inc. (Chair) (since 2022) Committees: • Audit (chair) • Nominations and Governance
Professional Background
Mr. Higgins retired as President and Chief Executive Officer and a member of the Board of Directors of Ligand Pharmaceuticals, Inc. in December 2022. From 1997 until he joined Ligand in 2007, Mr. Higgins was with Connetics Corporation, a specialty pharmaceutical company, as its Chief Financial Officer, and also served as Executive Vice President, Finance and Administration and Corporate Development from 2002 until 2006. Mr. Higgins previously was a member of the executive management team and a director at BioCryst Pharmaceuticals, Inc., a biopharmaceutical company. Earlier in his career, Mr. Higgins was a member of the healthcare banking team of Dillon, Read & Co. Inc., an investment banking firm. Mr. Higgins has served as a director of several public and private companies.

Education Bachelor’s degree in economics, Magna Cum Laude, Colgate University.
Key Experience and Qualifications
Mr. Higgins offers the Board over 20 years of industry experience through his role as Chief Executive Officer of Ligand Pharmaceuticals and leadership roles in other pharmaceutical companies. His roles with OmniAb and Ligand have given him vital experience in the application of strategic leadership skills within our industry, as well as broad public company executive and board experience. His extensive financial background is important for his perspective on M&A and his role as Chair of the Audit Committee.

Joseph D. Keegan, Ph.D.

Age: 73 Director since: 2017 INDEPENDENT Other Public Boards • Interpace Diagnostics (since 2016) Committees: • Compensation • Nominations and Governance
Professional Background
Dr. Keegan serves as a director and advisor for Interpace Diagnostics. From 2007 until 2012, Dr. Keegan served as President and Chief Executive Officer of ForteBio, Inc., a life science tools company. He joined ForteBio after serving as President and Chief Executive Officer of Molecular Devices Corporation from 1998 to 2007. Earlier in his career, Dr. Keegan held leadership positions at Becton Dickinson, Leica, Inc., and GE Medical Systems.

Other Affiliations
Dr. Keegan has served on numerous public and private company boards of life science tools companies, including as Executive Chair of both Halo Labs and Carterra, as well as Non-Executive Chairman for Arrayjet and Director for Nuclera and Biolog.

Education Ph.D. in Physical Chemistry, Stanford University.
Key Experience and Qualifications
Dr. Keegan brings an important life science background to the Board from his career working at a number of life sciences companies, with a focus on diagnostics. His knowledge of the Company’s customers and products is especially valuable. Dr. Keegan further offers extensive executive management experience and board-level experience through his past and present service on other private and public company boards.

Kim Kelderman

Age: 59 Director since: 2023 Other Public Boards • ConMed Corp. (appointed 2025)
Professional Background
Mr. Kelderman was appointed CEO of Bio-Techne effective February 1, 2024. Previously, Mr. Kelderman was Bio-Techne’s President, Diagnostics and Genomics Segment, now called Diagnostics and Spatial Biology Segment, since 2018. Before joining Bio-Techne, Mr. Kelderman led three different businesses of increasing scale and complexity at Thermo Fisher Scientific. For his last three years at Thermo Fisher Scientific, Mr. Kelderman managed the platforms and content of the Genetic Sciences Division, where he was responsible for the Instrumentation, Software, Consumables and Assays businesses and brands such as Applied Biosystems and legacy Affymetrix. Before joining Thermo Fisher, Mr. Kelderman was Senior Segment Leader at Becton Dickinson, managing its Blood Tubes “Vacutainer” business.

Other Affiliations Mr. Kelderman serves as Independent Director for StatLab Medical Products.
Education B.S. in Applied Sciences, Hogeschool Heerlen, the Netherlands.
Key Experience and Qualifications
As the Board’s only member of management, Mr. Kelderman provides critical insight on Bio-Techne’s commercial business, execution, challenges, and day-to-day operations. Mr. Kelderman’s service on the Board fosters the Company’s development, evolution, and implementation of strategy, while facilitating the flow of information between the Board and management. Mr. Kelderman further offers extensive executive management experience and expertise leading the growth of biotechnology companies.

Executive Leadership	Industry	Scientific/Technical	Global
Finance/Accounting	Risk Oversight/Management	Mergers & Acquisitions	Operations

Alpna Seth, Ph.D.

Age: 63
Director since: 2017
INDEPENDENT
Other Public Boards
• Seagen (2018-2023)
• Keros Therapeutics (since 2023)
• Dr. Reddy’s Laboratories (since 2023)
Committees:
• Nominations and Governance (Chair)
• Science and Technology

Professional Background
Dr. Seth retired as President and Chief Executive Officer of Nura Bio Inc., a biopharmaceutical company focused on the discovery of novel neuroprotective drugs, in 2022 after serving in that role for three years. From July 2017 through January 2019, she was Chief Operating Officer of Vir Biotechnology, Inc., an immunology company. Prior to joining Vir, Dr. Seth was at Biogen Inc. for nearly two decades, most recently as Senior Vice President and global head of the Biosimilars business, headquartered in Switzerland. For the period from 1998 through 2014, Dr. Seth held a range of senior leadership roles across R&D and commercial arenas. In this capacity, she led several major drug development programs and product launches, along with strategic, business development, and long-range planning initiatives. Dr. Seth led Biogen’s foray into Asia as the founding Managing Director of the India affiliate and as a member of the Asia-Pacific Leadership Team.

Education
Ph.D. in Biochemistry and Molecular Biology, University of Massachusetts Medical School. Conducted post-doctoral research as a Howard Hughes Medical Institute Fellow at Harvard University in Immunology and Structural Biology. Graduated from Harvard Business School’s Advanced Management Program.

Key Experience and Qualifications
Dr. Seth brings a breadth of experience in research, drug discovery, marketing, international operations, financial management, and business development. Her extensive background in the pharmaceutical industry and in international business and her deep knowledge of critical areas of science provide a valuable strategic perspective regarding our business generally and a key customer group in particular. Dr. Seth also brings valuable governance expertise through her service on public and private boards for companies in biotechnology, with experience serving on a variety of committees such as Audit, Science and Technology, Risk, Compensation, and Nominations and Governance.

Judith Klimovsky, M.D.

Age: 69 Director since: 2024 INDEPENDENT Other Public Boards • Bellicum Pharmaceuticals (2018-2023) Committee: • Science and Technology
Professional Background
Dr. Klimovsky is the Executive Vice President and Chief Development Officer at Genmab, an international biotechnology company that specializes in the creation and development of antibody therapeutics. At Genmab, Dr. Klimovsky has built an R&D team from under 20 to over 500, commercializing multiple products through development and regulatory approval. Before joining Genmab in 2017, Dr. Klimovsky held various senior global clinical and research positions at Novartis Oncology, a division of Novartis AG, including SVP & Global Head, Oncology Clinical Development. Dr. Klimovsky also served as Regional Medical Director, Latin America for Merck & Co. and held several research and development roles of increasing responsibility at Bristol-Myers Squibb Company.

Education M.D. from the Universidad de Buenos Aires.
Key Experience and Qualifications
Dr. Klimovsky provides distinctive, valuable expertise to the Board due to her strong medical and scientific foundational training, experience leading product development and commercial life cycle management, proven success in cultivating growth through innovation, and deep knowledge of the global pharmaceutical and biotechnology industries.

Dr. Rupert Vessey, MA, BM BCh, FRCP, DPhil

Age: 61 Director since: 2019 INDEPENDENT Other Public Boards • Generate: Biomedicines (since 2024) Committees: • Science and Technology (Chair) • Compensation
Professional Background
Dr. Vessey joined Flagship Pioneering (a life sciences venture capital company) as Executive Partner and Chief Scientist in July 2023 after retiring from Bristol-Myers Squibb, where he had served as the President of Research and Early Development since 2019. Prior to joining Bristol-Myers Squibb, he was President of Global Research and Early Development at Celgene from 2015 to 2019. During that time, Dr. Vessey also served on the board of Juno Therapeutics for one year. Before joining Celgene, Dr. Vessey held various research and development senior management positions during his 10-year tenure at Merck.

Other Affiliations Dr. Vessey is a member of the Royal College of Physicians of London UK. He serves on the Board of Directors for Generate: Biomedicines and Expedition Medicines.
Education MA in physiological sciences and BM BCh in clinical medicine from Oxford University. DPhil at the Institute for Molecular Medicine, Oxford.
Key Experience and Qualifications
Dr. Vessey was selected to serve on the Board because of his exceptional background in medical and life science research and development with Bristol-Myers Squibb, Celgene, Merck, and other companies, and his extensive experience as an executive in the pharmaceutical industry, a key Bio-Techne customer group. His international research and business experience is also important to the Board as the Company continues to expand in markets outside of the United States.

CORPORATE GOVERNANCE

Code of Ethics

The Company’s Code of Ethics and Business Conduct sets forth the Company’s expectations regarding the ethical operation of its business, including dealings with customers, vendors, employees, and the community. The Code of Ethics and Business Conduct is applicable to all directors, officers, and employees. The Company sponsors a financial fraud and ethics reporting hotline that is operated on a confidential basis by a third party and supervised by the Chief Compliance Officer, who has full powers of investigation from the Audit Committee of the Board. We intend to disclose any future substantive amendments to, or waivers for directors and executive officers of, a provision of our Code of Ethics and Business Conduct on our website promptly following any such amendments or waivers.

The Bio-Techne Code of Ethics and Business Conduct is available at www.bio-techne.com under “Investor Relations-Governance.”

Audit Committee

The makeup and role of the Company’s Audit Committee are set forth below. The Board has determined that each member of the Audit Committee is independent under the listing standards of The Nasdaq Stock Market LLC and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each of Mr. Higgins and Mr. Baumgartner qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Audit Committee
Members: • John L. Higgins (Chair) • Robert V. Baumgartner • Julie L. Bushman
The Audit Committee is responsible for:
• appointing, supervising, and evaluating the Company’s independent registered public accounting firm;
• reviewing the Company’s internal audit procedures and quarterly and annual financial statements;
• monitoring the Company’s internal controls over financial reporting and the results of the annual audit;
• overseeing the Company’s cash investment policy;
• monitoring and evaluating materiality (if any) of cybersecurity incidents; and
• monitoring hotline ethics reports and other reports of financial fraud and other compliance matters with a potential financial impact.

	Recent Focus Areas • Financial reporting • Adequacy of internal controls • Cybersecurity	Committee Member Experience • 3/3: Executive and Strategic Leadership • 3/3: Financial Acumen and Expertise • 3/3: Risk Oversight and Management • 3/3: Corporate Finance and M&A • 3/3: Operations

Insider Trading and Anti-Hedging/Anti-Pledging

Bio-Techne’s Insider Trading Policy applies to all Company employees and directors, and addresses acceptable and responsible practices concerning the trading of Bio-Techne securities. Under the Insider Trading Policy, employees and directors are prohibited from any of the following:

•	Tipping nonpublic information of any kind, whether material or not
•	Purchasing or selling puts or calls
•	Engaging in hedging transactions involving Bio-Techne securities, such as equity swaps, collars, or prepaid variable forwards
•	Holding securities in a margin account
•	Pledging securities as collateral

The Insider Trading Policy imposes additional requirements and restrictions on officers and directors, including a prohibition on short swing trading and stricter compliance relating to 10b5-1 plans.

A copy of our Insider Trading Policy was filed as Exhibit 19 to the Original Report.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis (“CD&A”), we provide an overview of our executive compensation philosophy and objectives and describe the material components of our executive compensation program. Please also review the tables that immediately follow this section, which provide more information, including historical compensation information.

Our Named Executive Officers (or NEOs) for fiscal year 2026 were:

Kim Kelderman, President and Chief Executive Officer
James Hippel, Executive Vice President – Finance and Chief Financial Officer
William Geist, President – Protein Sciences Segment
Steven Crouse, President – Diagnostics and Spatial Biology Segment*
Matthew McManus, Former President – Diagnostics and Spatial Biology Segment*
Shane Bohnen, Senior Vice President – General Counsel and Corporate Secretary

*	Mr. Crouse assumed his current role in March 2026, replacing Dr. McManus, who transitioned out of the role effective as of March 1, 2026.

Impact of Merger Agreement

On June 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”), and EMD Holdings NewCo, Inc., a Minnesota corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent.

At the effective time of the Merger (the “Effective Time”), each share of Bio-Techne common stock (each, a “Share”) (other than Company Restricted Stock (as defined below)) issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will automatically be converted into the right to receive $73.00 in cash (the “Merger Consideration”), without any interest thereon and less any required tax withholdings and all of such Shares will cease to be outstanding and cease to exist.

The Merger Agreement provides for the treatment of outstanding equity awards, including those grants made in fiscal 2026.  Specifically, pursuant to the terms of the Merger Agreement:

•
Each option to purchase Shares (other than any option granted under the Company’s employee stock purchase plan) (each, a “Company Option”) that is outstanding and vested as of immediately prior to the Effective Time will automatically, as of the Effective Time, be canceled and, in exchange therefor, each holder of any such canceled vested Company Option will be entitled to receive a payment in cash of an amount equal to the product of (i) the number of Shares subject to such canceled vested Company Option immediately prior to the Effective Time, multiplied by (ii) the excess, if any, of (A) the Merger Consideration over (B) the exercise price per Share subject to such canceled vested Company Option (without interest and less any required tax withholdings).

•
Each Company Option (or portion thereof) that is unvested as of immediately prior to the Effective Time will automatically, as of the Effective Time, cease to represent an option to purchase Shares and will be converted into a fixed cash-based award in respect of an amount in cash equal to the product (rounded down to the nearest whole cent) of (i) the number of Shares subject to such canceled unvested Company Option immediately prior to the Effective Time (which, for purposes of determining the number of Company Options with respect to any unvested Company Option subject to performance-based vesting requirements with a performance period that has not been completed as of immediately prior to the Effective Time, any applicable performance-based conditions will be deemed to have been achieved at target performance), multiplied by (ii) the excess, if any, of (A) the Merger Consideration over (B) the exercise price per Share (without interest and less any required tax withholdings). Such fixed cash-based award will be subject to the same vesting terms (including any acceleration of vesting) and will, subject to certain limited exceptions, continue to be governed by the same terms and conditions (including service-based vesting terms) as were applicable to the corresponding unvested Company Option immediately prior to the Effective Time.

•	Any Company Option (whether vested or unvested) with an exercise price per Share that is equal to or greater than the Merger Consideration will be canceled in exchange for no consideration.

•
Each award of restricted stock units with respect to Shares that is solely subject to time-based vesting requirements (each, an “RSU Award”) and each award of restricted stock units that is subject to performance-based vesting requirements (each, a “PSU Award”) that is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will automatically, as of the Effective Time, cease to represent an RSU Award or PSU Award, as applicable, and will be converted into a fixed cash-based award in respect of an amount in cash equal to the product (rounded to the nearest whole cent) of (A) the number of restricted stock units subject to such canceled RSU Award or PSU Award, as applicable (which, for purposes of determining the number of restricted stock units with respect to any portion of a PSU Award with a performance period that has not been completed as of immediately prior to the Effective Time, any applicable performance-based conditions will be deemed to have been achieved at maximum performance), multiplied by (B) the Merger Consideration (without interest and less any required tax withholdings). Such fixed cash-based award will, subject to certain limited exceptions, continue to be governed by the same terms and conditions (including service-based and accelerated vesting terms) as were applicable to the corresponding RSU Award or PSU Award, as applicable, immediately prior to the Effective Time, except the fixed cash-based award will be subject to service-based vesting only.

•
Each award of Shares that is subject to vesting restrictions (the “Company Restricted Stock”) that is outstanding as of immediately prior to the Effective Time will, as of the Effective Time, cease to represent a restricted stock award denominated in Shares and will be converted into a fixed cash-based award in respect of an amount in cash equal to the product (rounded down to the nearest whole cent) of (i) the number of Shares subject to such canceled award of Company Restricted Stock, multiplied by (ii) the Merger Consideration (without interest and less any required tax withholdings). Such fixed cash-based award will, subject to certain limited exceptions, continue to be governed by the same terms and conditions (including service-based vesting terms, including acceleration of vesting) as were applicable to the corresponding award of Company Restricted Stock immediately prior to the Effective Time.

On June 23, 2026, in connection with the contemplated Merger, the Compensation Committee approved cash retention bonus awards to each of the actively serving NEOs pursuant to retention agreements (the “Retention Agreements”) in order to encourage the NEOs to remain with the Company and motivate their continued strong performance until the Effective Time. The Retention Agreements became effective only upon the execution of the Merger Agreement.

The Compensation Committee approved the following lump sum cash bonus amounts (the “Retention Bonuses”) payable to the NEOs under the Retention Agreements: Kim Kelderman – $2,120,976; James Hippel – $1,541,510; William Geist – $1,161,014; Shane Bohnen – $971,097; and Steven Crouse – $910,263. The Retention Agreements provide that the Retention Bonuses will become payable to the NEOs on the earlier to occur of (i) the date on which the Effective Time occurs and (ii) the date on which the Merger Agreement is terminated in accordance with its terms (the earlier to occur, the “Vesting Date”); provided that the officer remains employed through such Vesting Date or experiences an earlier termination of employment by the Company or an applicable affiliate without cause (as defined in the Retention Agreements) or as a result of the officer’s death or disability (each, a “Qualifying Termination”). Payment of the Retention Bonus is also subject to the officer’s timely execution of a release of claims in a form provided by the Company.

In addition to the payment of the Retention Bonuses described above, the Retention Agreements also provide that if the applicable officer either (i) remains employed by the Company or one of its affiliates through the date on which the Effective Time occurs or (ii) experiences an earlier Qualifying Termination, and if it is determined that certain payments provided to the officer would be subject to an excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then, subject to certain exceptions, the officer will be entitled to receive an additional cash gross-up payment equal to the sum of such excise tax payment (and related penalties and interest, if applicable) payable by the officer, plus an amount such that the officer will, after payment of all taxes and related interest and penalties, be in the same after-tax position as if the excise tax (and related interest and penalties) had not been incurred. Notwithstanding the foregoing, the NEOs will not be entitled to receive this gross-up benefit if the Merger Agreement is terminated in accordance with its terms.

Because the Merger had not closed as of the last day of fiscal 2026 and has not closed prior to the filing of this Form 10-K/A, the CD&A and the related executive compensation tables describe the compensation program in effect during fiscal 2026 and, except with respect to the Potential Severance Events section, do not address the impact of the Merger Agreement or the Merger.

2025 Say-on-Pay Vote

The Compensation Committee considers whether the Company’s executive compensation program is aligned with the interests of the Company’s shareholders. At the 2025 Annual Meeting of Shareholders, our shareholders approved, on an advisory basis, the compensation of our named executive officers, with approximately 72% of the votes cast voting in favor of the Company’s say-on-pay proposal. The Compensation Committee did not make any changes to the Company’s executive compensation program in response to the 2025 say-on-pay vote.

Compensation Philosophy and Objectives

The Compensation Committee reviews and approves each executive’s compensation annually and is responsible for ensuring that compensation for the executive officers is consistent with four objectives: attracting and retaining superior executive talent to drive sustainable value creation, providing incentives that reward the achievement of performance goals that correlate to sustainable shareholder value, aligning executives’ incentives with long-term shareholder interests, and ensuring market competitiveness and internal equity, including in the event of change of control transactions (such as the contemplated Merger). These compensation objectives inform the Compensation Committee’s decisions about the appropriate level for each compensation component for each NEO. The Committee’s philosophy is that executive compensation should be market-competitive and should emphasize at-risk cash bonus opportunities and equity compensation that promote the Company’s performance goals.

Bio-Techne’s business planning process, which is determined by the overall business environment, industry and competitive factors, and our goals and strategies, drives our annual operating plan. Our long-term financial, operational, and strategic objectives are derived from that process as well. The Compensation Committee refers to these objectives to set performance goals for our incentive plans. This Form 10-K/A provides the annual incentive bonus plan targets set for fiscal year 2026, as well as the targets for the three-year performance-vesting grants that were set in fiscal year 2024.

Our Process for Establishing Executive Compensation

Role of the Compensation Committee

The Compensation Committee establishes compensation programs for the Company’s CEO and other NEOs and administers the Company’s equity-based and performance-based compensation plans. Accordingly, the Compensation Committee is responsible for determining cash and equity incentives payable to executives. In addition, the Committee has the authority to grant restricted stock units of Bio-Techne common stock and options to purchase Bio-Techne common stock to all participants under the Company’s equity award plans and to determine all terms and conditions of such awards. The Compensation Committee annually assesses the base compensation and the potential variable compensation that the NEOs will be eligible to earn if they achieve the Company’s financial targets.

Role of the Chief Executive Officer in Compensation Decisions

The CEO makes recommendations to the Compensation Committee regarding the base compensation and target incentive amounts for the executive officers who report to him. Such recommendations take into account internal pay equity, position within an internal compensation range, changes in responsibilities, compensation levels for similar positions in our industry and geographic location, and other factors the CEO considers important in establishing competitive compensation. The CEO’s recommendations align with our view that executive salaries should reflect the competitive market for executive talent as well as the demonstrated sustained impact made by each individual executive, that executives’ bonuses should be based on performance, and that long-term incentives should primarily be equity-based arrangements that are tied to long-term improvements in financial results and other factors that lead to appreciation in the Company’s share price.

The Compensation Committee discusses the CEO’s recommendations and may accept or adjust them based on its own assessment of Bio-Techne’s strategic goals, executive responsibilities, and internal pay equity, and its independent review of local comparative data for all industries. No executive is present during the Compensation Committee’s final discussion and determination of the type and amount of compensation to be paid. The CEO does not make any recommendations with respect to his own compensation.

Role of Consultant

The Compensation Committee has retained Aon Talent (“Aon”) as its independent outside compensation consultant since 2013 because the Committee believes that working with an independent compensation consultant furthers the objectives of the Company’s compensation program.

For fiscal year 2026, Aon provided the Compensation Committee with a peer group analysis and helped the Committee structure the compensation program for the CEO and other executive officers. Additionally, Aon provided analysis and benchmarking to support the Compensation Committee’s evaluation of the Company’s executive compensation program, helped the Committee consider shareholder concerns, and assisted in connection with the Merger, including preparing analyses pursuant to Section 280G of the Code.

The Compensation Committee annually evaluates Aon’s independence and performance under the applicable Nasdaq listing standards, and has sole authority to retain or replace its independent compensation consultants. In fiscal year 2026, the Compensation Committee determined that Aon continued to be independent.

Use of a Peer Group to Set Pay

The Compensation Committee refers to a comparative group of life sciences companies when evaluating executive compensation. It is not possible to compile a peer group of companies that directly compete with Bio-Techne, as competitors tend to be significantly larger or much smaller and have narrower product portfolios. However, the companies included in the comparative group operate in the same general industry, and the Compensation Committee believes such companies compete for a similar pool of executive talent. Furthermore, the peer companies are similar to Bio-Techne in terms of market capitalization and one or more of operating income, revenue, and headcount.

The Compensation Committee believes that using operating income, market capitalization, and headcount is beneficial because these metrics directly relate to the creation of shareholder value and provide a better measure of the Company’s place in the market than revenue alone. This is especially true because Bio-Techne anticipates continued strong growth. Accordingly, the Compensation Committee strives to attract and retain executives with the skills to not only manage the Company as it exists today, but also to guide the Company as it continues to grow organically and through acquisitions in the future. For that reason, the Compensation Committee has determined that market capitalization should be the primary metric for identifying industry peers, but operating income, revenue, and headcount are instructive supplemental metrics.

Our compensation peer group serves as one data point when executive pay packages are set. Although peer data is useful as a reference, the Compensation Committee does not target any percentile within the peer group as a specific objective. Instead, compensation decisions are based on the full consideration of many factors, including individual and Company performance, market data, internal equity, experience, strategic needs, and individual responsibilities.

Before setting fiscal year 2026 compensation opportunities for the NEOs, the Compensation Committee, with the assistance of Aon, reviewed the peer group to ensure the constituents remained reasonable for pay and performance comparisons. As a result of this review, the Compensation Committee determined to add two new companies, Bruker Corporation and Sotera Health Company, to its peer group, and to remove one company, Integra LifeSciences Holdings Corp., from the fiscal year 2026 peer group.

For compensation decisions for fiscal year 2026, our peer group consisted of the following companies:

• Align Technology, Inc.

• Alkermes plc

• Avantor, Inc.

• Bio-Rad Laboratories, Inc.

• Bruker Corporation

• EXACT Sciences Corporation

• Globus Medical, Inc.

• Haemonetics Corporation

• Insulet Corporation
• Masimo Corporation • Natera, Inc. • Penumbra, Inc. • QIAGEN N.V. • QuidelOrtho Corporation • Repligen Corporation • Revvity Inc. • Sotera Health Company • Teleflex Inc. • Waters Corp.

The 2026 Executive Compensation Program Design and Discussion

Bio-Techne has a comprehensive executive compensation program designed to attract and retain superior executive talent to drive sustainable value creation, provide incentives that reward the achievement of performance goals that correlate to sustainable shareholder value, align executives’ incentives with long-term shareholder interests and ensure market competitiveness and internal equity, including in the event of change in control transactions (such as the contemplated Merger).  In particular, we strive to align executive compensation with our key strategic objectives: the development of core products and impactful innovation, geographic expansion, commercial execution, operational excellence, continued growth through mergers and acquisitions and strategic collaborations, and talent retention and recruitment.

The Company’s executive compensation program consists of base salaries, annual cash performance bonuses, long-term equity awards (both time-vesting and performance-vesting), and various benefits, including a Profit Sharing and Savings Plan in which all qualified Company employees participate. Mr. Kelderman’s CEO compensation aligns with the design and structure of the compensation packages for the other NEOs, with a strong emphasis on at-risk compensation.

	Element	Form	2026 Metrics and Weighting	Alignment with Shareholder Value Creation
1	Base Salary	Cash Fixed	N/A	• Attracts and retains high-performing executives by providing market-competitive fixed pay
2	Annual Cash Bonus Incentive (Short-Term Incentives)	Cash Performance-Based	50% Organic Revenue 50% Adjusted EBITA	• Drives Company-wide and segment performance • Focuses efforts on growing profitable revenue and earnings and achieving strategic business goals
3	Long-Term Equity Awards (Performance-Based)	Three-Year Performance-Based RSUs	40% Organic revenue 35% Adjusted EBITA 25% rTSR
•  Encourages executives to be, and to think like, shareholders
•  Motivates executives to deliver sustained long-term growth to the business and to the Company’s share price
•  Retains high-performing executives by providing a meaningful incentive to stay with the Company

4	Long-Term Equity Awards (Time-Based)	Time-Vesting Options & RSUs	50% Options (vesting in equal 1/4ths) 50% RSUs (vesting in equal 1/3rds)	• Incentivizes strong performance and profitable growth • Retains high-performing executives by providing a meaningful incentive to stay with the Company

Base Salary

Our executive compensation packages are heavily weighted to variable, at-risk pay. Base salary provides competitive pay to attract and retain our talented executives and serves as a baseline for our annual incentive. Annual salary decisions for each NEO are made after considering competitive data, the skills and experience the NEO brings to the Company, the length of time the NEO has been with the Company, and the sustained impact the NEO makes. Base salaries were adjusted in fiscal year 2026 to remain competitive with our peers and to reflect the executives’ outstanding performance and operational execution.

Our NEOs received the following base salaries for fiscal year 2026:

Named Executive Officer	2025 ($)	2026 ($)	% Change
Kim Kelderman	$936,000	$936,000	0%
James Hippel	723,000	748,300	3%
William Geist	573,200	593,300	4%
Matthew McManus(1)	572,000	465,200	n/a
Steven Crouse(2)	-	446,100	n/a
Shane Bohnen	431,000	538,800	25%

(1)
Fiscal year 2026 represents the actual base salary paid to Dr. McManus for the portion of fiscal year 2026 that he was President – Diagnostics and Spatial Biology prior to his termination of employment effective as of April 1, 2026.

(2)
Fiscal year 2026 is the aggregate base salary paid to Mr. Crouse in respect of fiscal year 2026 for the time before and after his promotion to President - Diagnostics and Spatial Biology. Base salary for the President – Diagnostics and Spatial Biology is $505,000, which was prorated for the portion of the year in which he was President -Diagnostics and Spatial Biology.

Annual Cash Bonus Incentives

Executives are eligible to receive cash performance bonuses under the Company’s Short-Term Incentive Plan based on the Company’s achievement of predetermined, objective performance targets. These challenging targets are set each year to incentivize the executives to focus on strategically important goals that directly impact the Company’s revenue and adjusted operating margin.

The Compensation Committee approves both the target bonus available for each NEO and the performance goals the NEOs must meet in order to earn a bonus incentive payout. NEOs may earn between zero and 200% of their target bonus opportunities based on achievement against the applicable performance goals.

The Compensation Committee retains the discretion to determine the bonus amounts and criteria for new participants and to adjust bonus amounts and criteria from time to time, including adjusting bonus payouts to reflect unexpected circumstances that were not taken into account when bonus targets were set. This discretion was not exercised in fiscal 2026.

Fiscal Year 2026 Target Bonus Opportunities

The Compensation Committee assigned a target bonus opportunity for each NEO, expressed as a percentage of base salary, as shown below.

Executive	2026 Base Salary ($)	Target Annual Incentive (as % of base salary)	Target Annual Incentive ($)
Kim Kelderman	$936,000	120%	$1,123,200
James Hippel	748,300	100%	748,300
William Geist	593,300	90%	533,970
Matthew McManus(1)	592,000	90%	532,800
Steven Crouse	(2)	(2)	(2)
Shane Bohnen	538,800	75%	404,100

(1)
Dr. McManus’ employment was terminated without cause effective April 1, 2026. In accordance with the terms of his executive employment agreement, he received a prorated portion of his annual cash incentive compensation in connection with his termination of employment.

(2)
Effective March 2, 2026, Mr. Crouse was promoted to President – Diagnostics and Spatial Biology. In connection with this promotion, his base salary increased to $505,000 and his cash bonus was prorated for the time before and after he was promoted to President – Diagnostics and Spatial Biology. The salary eligibility percentage was 60% at a prorated base salary of $425,500 for the portion of the year in which he was not an NEO. The salary eligibility percentage was 75% at a prorated base salary of $505,000 for the portion of the year in which he was President – Diagnostics and Spatial Biology. For fiscal year 2026, his actual target annual incentive as a percentage of base salary was prorated to reflect eight months at the pre-promotion target and four months at the post-promotion target.

Fiscal Year 2026 Target Bonus Performance Metrics

For fiscal year 2026, the annual bonus plan for most of our NEOs was based on consolidated adjusted EBITA results and consolidated organic revenue results for the Company. For those NEOs who lead our two reporting segments, half of their bonus was based on the adjusted EBITA and organic revenue results for their respective segments, while the other half was based on the overall enterprise results for these metrics. The Compensation Committee’s enduring rationale for utilizing these metrics remains that they are the primary drivers of profitable growth and best aligned with both our long-term corporate strategy and shareholders’ interests. Moreover, these are metrics over which each executive has significant influence, which helps ensure that pay is aligned with performance.

The Compensation Committee assigned the following weightings to the performance metrics for the NEOs’ respective annual incentive opportunities.

	Company-Wide Goals		Segment Goals
Executive	Organic Revenue*	Adjusted EBITA**	Organic Revenue*		Adjusted EBITA**
Kim Kelderman	50%	50%	-		-
James Hippel	50%	50%	-		-
William Geist	25%	25%	25%		25%
Matthew McManus(1) (July 1–February 28)	25%	25%	25%		25%
Steven Crouse	25%	25%	25	%(2)	25	%(2)
Shane Bohnen	50%	50%	-		-

*
Targets for the Company’s organic revenue for management’s incentive plan exclude foreign currency impacts and acquisition-related revenues. Our externally reported organic revenue excludes all revenue prior to 12 months from the acquisition date.

**
The Company’s adjusted EBITA target for management’s incentive plan excludes the impact of foreign currency translation; certain acquisition and acquisition-related amortization, costs, and expenses; share-based compensation expense; restructuring and restructuring-related expenses; non-recurring litigation expenses; and other unusual items in the discretion of the Compensation Committee. While these adjustments are closely aligned to our external operating results, there are some minor differences in our reported adjusted EBITA and the adjusted EBITA used for management’s incentive plan.

(1)
In accordance with Dr. McManus’ employment agreement, he was eligible to receive a prorated bonus for the portion of the year during which he served as President – Diagnostics and Spatial Biology during the performance period.

(2)
For the portion of fiscal year 2026 before Mr. Crouse’s promotion to President – Diagnostics and Spatial Biology, his percentages were weighted on Analytical Solutions Division goals at 25% for both organic revenue and adjusted EBITA within the Protein Sciences Segment.

The performance goals and range of possible payouts for each performance metric for fiscal year 2026 are shown below.

Company-Wide Bonus Payout Targets

	Company Revenue Goals		Company EBITA Goals
Performance Level	Performance Achievement ($)	Payout Range (% of target award opportunity)	Performance Achievement ($)	Payout Range (% of target award opportunity)
Threshold	1,147.9M	50%	369.8M	50%
Target	1,234.3M	100%	401.9M	100%
Maximum	1,296.0M	200%	434.1M	200%

Protein Sciences Segment Bonus Payout Targets
	Protein Sciences Revenue Goals		Protein Sciences EBITA Goals
Performance Level	Performance Achievement ($)	Payout Range (% of target award opportunity)	Performance Achievement ($)	Payout Range (% of target award opportunity)
Threshold	833.0M	50%	338.8M	50%
Target	895.7M	100%	368.2M	100%
Maximum	940.5M	200%	397.7M	200%

Diagnostics & Spatial Biology Segment Bonus Payout Targets

	Diagnostics & Spatial Biology Revenue Goals		Diagnostics & Spatial Biology EBITA Goals
Performance Level	Performance Achievement ($)	Payout Range (% of target award opportunity)	Performance Achievement ($)	Payout Range (% of target award opportunity)
Threshold	314.9M	50%	40.2M	50%
Target	338.6M	100%	43.7M	100%
Maximum	355.5M	200%	47.2M	200%

The payout percentage for each executive was calculated as shown below.

Fiscal Year 2026 Annual Cash Bonus Achievement

Achievement against annual bonus targets for the Company and for our two reporting segments was as follows:

•	Company-Wide Bonus Achievement: $1,211.8M Revenue (98.2% of target); $387.5M EBITA (96.4% of target)

•	Protein Sciences Segment Achievement: $875.4M Revenue (97.7% of target); $360.6M EBITA (97.9% of target)

•	Diagnostics & Spatial Biology Segment Achievement: $336.2M Revenue (99.3% of target); $37.8M EBITA (86.6% of target)

Based on the results shown above, payouts under the Short-Term Incentive Plan for fiscal year 2026 for our NEOs were as follows:

Executive	Annual Salary ($)		% Eligible	Target Annual Incentives ($)	Bonus Blend %	2026 Bonus Paid ($)	As a % of Target
Kim Kelderman	$936,000		120%	$1,123,200	82.28%	$924,168	82.28%
James Hippel	748,306		100%	748,306	82.28%	615,705	82.28%
William Geist	593,262		90%	533,936	83.88%	447,872	83.88%
Matthew McManus(1)	465,212	(2)	90%	418,691	62.01%	259,618	62.01%
Steven Crouse(3)	446,063	(2)	75%	296,449	69.59%	206,294	69.59%
Shane Bohnen	538,750		75%	404,063	82.28%	332,462	82.28%

(1)
In accordance with the terms of Dr. McManus’ employment agreement, he was eligible to receive a prorated bonus for the performance period while he was an NEO from July 1, 2025 through February 28, 2026.

(2)	Reflects actual salary paid in fiscal year 2026.
(3)
Effective March 2, 2026, Mr. Crouse was promoted to President – Diagnostics and Spatial Biology. In connection with this promotion, his base salary increased to $505,000 and his cash bonus was prorated for the time before and after he was promoted to President – Diagnostics and Spatial Biology. The salary eligibility percentage was 60% at a prorated base salary of $425,500 for the portion of the year in which he was not an NEO. The salary eligibility percentage was 75% at a prorated base salary of $505,000 for the portion of the year in which he was President – Diagnostics and Spatial Biology. For fiscal year 2026, his actual target annual incentive as a percentage of base salary was prorated to reflect eight months at the pre-promotion target and four months at the post-promotion target.

Cash bonus performance results for the NEOs are reflected in the 2026 Summary Compensation Table.

Long-Term Incentive Compensation Awarded in Fiscal Year 2026

Long-term incentive compensation is a critical component of our executive compensation program because it aligns our executives’ financial interests with sustained shareholder value creation and long-term Company financial results. Long-term incentive compensation also functions as an important retention tool and helps us position our NEOs’ total pay within range of the competitive median of our compensation peer group.

We utilize both performance-based and time-based equity awards. Our performance-based equity awards comprise 50% of each NEO’s target equity grant, and vest upon the achievement of specified business goals and relative TSR performance. Our Compensation Committee believes that a 50/50 mix of performance-based and time-based awards appropriately balances the incentives of achieving business, operational, and share price goals with continued service and retention. These equity incentives are a critical component of our executive compensation philosophy that emphasizes pay that rewards performance. Because the Merger was not consummated as of fiscal year-end, the following discussion of our long-term incentive program does not reflect the impact of the Merger.  Please see “Impact of Merger Agreement” at the beginning of this CD&A for further information regarding the impact of the Merger on our outstanding equity awards.

Target Grants

The following table sets forth the target value of the long-term incentive awards granted to our NEOs in fiscal year 2026. Additional detail with respect to each award granted is provided below.

	Stock Options*	Restricted Stock Units
Executive	Time-based ($)	Time-based ($)	Performance-based ($)
Kim Kelderman	1,895,426	1,894,974	3,789,932
James Hippel	788,676	788,456	1,576,896
William Geist	518,868	518,741	1,037,432
Matthew McManus	515,850	515,739	1,031,396
Steven Crouse(1)	392,490	392,452	84,933
Shane Bohnen	375,078	374,986	749,938

*
Amounts shown above represent the total grant date fair value of equity-based compensation, and for the performance-based grants, assumes target. The fair value of equity awards is determined pursuant to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Assumptions used in the calculation of the fair value are described in Note 10 to the Company’s audited financial statements for fiscal year 2026, included in the Original Report.

(1)
In recognition of Mr. Crouse’s promotion to the position of President – Diagnostics and Spatial Biology, Mr. Crouse’s grants include a one-time grant issued March 2, 2026 of 1,911 time-vested options with an exercise price of $57.82 per Share and 735 time-vested restricted stock units.

Time-Based Equity Grants (Stock Options and Restricted Stock Units)

The Company’s time-based equity consists of stock option grants and restricted stock unit grants. The Company’s time-vesting stock option grants generally vest 25% on each of the first four anniversaries of the grant date and, effective  fiscal year 2025, have a ten-year term. The Company’s time-vesting restricted stock unit grants generally vest 33% on each of the first three anniversaries of the grant date.

The Compensation Committee determines the appropriate stock option and restricted stock unit award values by considering how the value of equity awards will impact each NEO’s total direct compensation, as well as the balance between annual and long-term compensation and fixed and at-risk compensation, the Company’s strategic and operational objectives, the responsibilities and performance of the NEOs, internal equity, the grants made by companies in our compensation peer group, and other factors the Committee deems relevant. These equity vehicles motivate strong performance and pursuit of shareholder value, as stock options have value only if the market price of the Company’s stock appreciates from the grant date to the exercise date, and the value of restricted stock units depends on the market price of the Company’s stock.

Performance-Vesting RSUs

Under the Long-Term Incentive Plan for fiscal year 2026, the Committee approved grants of restricted stock units to all executives. Performance-Vesting RSUs comprise 50% of equity compensation, and are designed to drive sustainable, profitable growth. These grants have a three-year cliff vesting schedule and therefore vest following the Company’s 2028 fiscal year if the Company achieves threshold, target or maximum consolidated adjusted EBITA and consolidated organic revenue goals for the measurement period. These targets promote long-term achievement of the Company’s strategic objectives.

•	Company-Wide Organic Revenue. Revenue growth is the best long-term driver of consistent cash generation. It determines 40% of the awards for our NEOs.
•	Company-Wide Adjusted EBITA. EBITA is an important driver of share price valuation and shareholder expectations. It determines 35% of the awards for our NEOs.
•
Relative Total Shareholder Return. rTSR aligns executive compensation with shareholder experience to motivate focus on driving shareholder value, and reward outperformance relative to peers. rTSR determines 25% of the awards for our NEOs.

The following table sets forth the threshold, target, and maximum potential amounts that would vest for our NEOs at the end of fiscal year 2028 under the performance-vested equity award granted for fiscal year 2026, pursuant to the terms of such award:

	Restricted Stock Units
Executive	Threshold ($)	Target ($)	Maximum ($)
Kim Kelderman	2,052,880	3,789,932	6,158,640
James Hippel	854,152	1,576,896	2,562,455
William Geist	561,942	1,037,432	1,685,827
Shane Bohnen	406,217	749,938	1,218,650
Matthew McManus	558,673	1,031,396	1,676,018
Steven Crouse(1)	46,005	84,933	138,016

(1)
Represents performance-based awards granted on March 2, 2026 upon Mr. Crouse’s promotion to President – Diagnostics and Spatial Biology, with a grant value prorated to reflect his partial year as an NEO.

Awards are scheduled to vest on a linear scale depending on the level of performance between threshold and maximum levels. Adjusted EBITA and organic revenue exclude the impact of foreign currency translation, acquisitions and acquisition-related amortization, costs and expenses, restructuring and restructuring-related costs, non-recurring litigation expenses and other unusual items.

Selection of Performance Metrics for Long-Term Incentive Awards

The performance metrics for the performance-vesting RSUs are as follows:

Metric	Weight	Purpose
Consolidated organic revenue	40%	continued revenue growth is the best long-term driver of consistent cash generation
Adjusted EBITA	35%	EBITA is an important driver of share price valuation and shareholder expectations
Relative total shareholder return	25%
a shareholder return metric aligns executive compensation directly with our shareholders’ experience, ensuring that executives focus on creating long-term shareholder value, and also accounts for differences in industry-specific market conditions

The design of the relative total shareholder return metric is described below. For competitive reasons, we do not disclose the performance goals for adjusted EBITA and consolidated organic revenue in advance.

We believe that our success in driving shareholder value has been attributable to our dual focus on present-day execution and success with a sustainable platform for future profitable growth. The Compensation Committee believes that organic revenue and adjusted EBITA constitute the most direct and compelling measures of both current and future profitable growth. These measures are included as performance metrics in both our annual bonus plan and our long-term equity awards because the Compensation Committee expects these measures to motivate decision-making to increase shareholder value over a one-year period and also over a three-year period and beyond.

Bio-Techne’s rTSR Measure for Performance-Based Long-Term Incentive Awards

The Compensation Committee’s rationale for including rTSR as a component in the long-term incentive awards was anchored on three key themes: aligning executive compensation with shareholder experience; differentiating short- and long-term compensation measures; and aligning executive LTI compensation with industry best practice. The Committee relied on analysis and recommendations from its compensation consultant in setting the design for this measure, including weighting, comparators, payout curve, and performance period changes to comparators.

To construct the rTSR comparator group, we started with companies whose business is primarily in life sciences, diagnostics, or medical technology. Additionally, we focused on companies with a similar acquisitive profile, and also closely scrutinized the companies in our compensation peer group to determine if they should be included in the peer group for rTSR.

For fiscal year 2026, our rTSR comparator group consisted of the following companies:

• Align Technology, Inc.

• Alkermes plc

• Avantor, Inc.

• Bio-Rad Laboratories, Inc.

• Bruker Corporation

• EXACT Sciences Corporation

• Globus Medical, Inc.

• Haemonetics Corporation

• Insulet Corporation
• Masimo Corporation • Natera, Inc. • Penumbra, Inc. • QIAGEN N.V. • QuidelOrtho Corporation • Repligen Corporation • Revvity Inc. • Sotera Health Company • Teleflex Inc. • Waters Corp.

 The Compensation Committee implemented a payout curve that is generally in line with industry practice, but features a more challenging threshold. Specifically, the Committee established a threshold of 35% to achieve a 50% payout. Effective fiscal year 2025, the Committee implemented to the rTSR input a payout cap of 100% in the event TSR is negative over the measurement period. As a result, regardless of how well Bio-Techne performs in comparison to the TSR peer group, if the Company’s TSR for the measurement period is negative, the NEOs’ payouts will be capped.

The calculation of Total Shareholder Return for both the beginning and ending stock price is based on the five-day average closing stock price ending on the first and last day of the performance period. For this purpose, share prices are adjusted to reflect dividends. The Compensation Committee believes using a five-day average avoids the inherent volatility of a one-day measurement period.

Results of Performance-Vesting Grants for Fiscal Year 2026*

The three-year performance-vesting equity awards granted as part of fiscal year 2024 executive compensation vested in August 2026, after the conclusion of the three-year performance period. The company-wide revenue target was $1,424.6M and the company-wide EBITA target was $498.6M. The Company did not achieve threshold performance for the revenue or EBITA targets, resulting in a 0% payout for these metrics. The Company did, however, achieve target performance on the rTSR metric, resulting in a 50% payout for that metric. Each NEO other than Dr. McManus received a payout for the fiscal year 2024 through fiscal year 2026 measurement period was 12.5%.

COMPENSATION POLICIES AND PRACTICES

Clawback Provisions

Our compensation recoupment policy, most recently updated in fiscal 2023, applies to current and former NEOs, and covers any situation where, following an accounting restatement of any kind, the Company determines that an overpayment of incentive-based compensation occurred. The recoupment policy does not require misconduct or negligence to have occurred, but rather requires clawback from all NEOs determined to have been overpaid following the restatement, except under limited circumstances where recovery would be impracticable. All of the covered executives and former executives have formally acknowledged the policy, and all of our equity agreements specifically allow for recoupment. This policy is designed to comply with SEC and Nasdaq requirements.

Executive Stock Ownership Guidelines

All of the continuing NEOs are subject to stock ownership guidelines, which are expressed as a multiple of base salary, as shown below.

Named Executive Officer	Applicable Multiple
President and CEO	6x base salary
Other executive officers	3x base salary

Stock that counts towards the guidelines includes directly owned or beneficially owned stock plus the value of restricted stock or restricted stock units that are issued and outstanding, whether or not vested. Continuing NEOs must meet the applicable guideline within five years of becoming an NEO and must remain in compliance at all times thereafter.

Accounting and Tax Treatment

The Company accounts for equity-based compensation paid to employees under FASB ASC Topic 718, which requires us to estimate and record an expense over the service period of an option award. Thus, we may record an expense in one year for awards granted in earlier years. Accounting rules also require cash compensation to be recorded as an expense at the time the obligation is incurred.

While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Committee retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible for tax purposes. In addition, as discussed in the section “Impact of Merger Agreement” in the beginning of the CD&A, in connection with the entry into the Merger Agreement, the continuing NEOs and the Company entered into Retention Agreements that provide, among other items, that if the applicable officer either (i) remains employed by the Company or one of its affiliates through the date on which the Effective Time occurs or (ii) experiences an earlier Qualifying Termination, and if it is determined that certain payments provided to the officer would be subject to an excise tax pursuant to Section 4999 of the Code, then, subject to certain exceptions, the officer will be entitled to receive an additional cash gross-up payment equal to the sum of such excise tax payment (and related penalties and interest, if applicable) payable by the officer, plus an amount such that the officer will, after payment of all taxes and related interest and penalties, be in the same after-tax position as if the excise tax (and related interest and penalties) had not been incurred.

In addition to considering the tax consequences, the Compensation Committee considers the accounting consequences of its decisions, including the impact of expenses being recognized in connection with equity-based awards, in determining the size and form of different equity-based awards.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

The Compensation Committee and senior management monitor the Company’s equity grant practices to evaluate whether such policies comply with governing regulations and are consistent with good corporate practices. All annual equity grants are issued effective August 15. When making regular annual equity grants, the Compensation Committee’s practice is to approve them at its meeting in the first quarter each year as part of the annual compensation review and after results for the preceding fiscal year become available. The proximity of any awards to other significant corporate events is coincidental. In addition, the Compensation Committee may make grants at any time during the year it deems appropriate, including with respect to new hires or transitions. The Company does not schedule its equity grants in anticipation of the release of material non-public information (“MNPI”) nor does the Company time the release of MNPI based on equity grant dates.

During fiscal 2026, no stock option grants were made to any of our NEOs during any period beginning four business days before the filing or furnishing of a periodic report or current report and ending one business day after the filing or furnishing of any such report with the SEC.

Compensation-Related Risk

The Compensation Committee conducts annually a risk assessment of the Company’s executive compensation program. In conjunction with its thorough review of the Company’s executive compensation philosophy, the Committee employed its compensation consultant Aon to provide an independent evaluation of whether any elements of the program could encourage excessive risk-taking or pose a material risk to the Company. The independent review included an analysis of the Company’s short- and long-term compensation programs covering key program details, performance factors for each program, target award ranges, funding levels, and plan administrative oversight and control requirements. Key program elements assessed relating to potential compensation risks were pay mix, performance metrics, performance goals and payout curves, severance packages, equity incentives, stock ownership requirements, and trading policies.

The results of this analysis were shared with the Compensation Committee, and supported the Committee’s conclusion that Bio-Techne’s compensation policies and practices do not promote excessive risk-taking behavior, and are not reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors is responsible for reviewing and approving total compensation programs and levels for the Company’s executive officers, including the NEOs. The Committee’s responsibilities are specified in the Compensation Committee Charter.

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis above with management. Based on that review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Julie Bushman (Chair)

Robert Baumgartner

Joseph Keegan

Rupert Vessey

Compensation Committee Interlocks and Insider Participation

During fiscal year 2026, the Compensation Committee consisted of Ms. Bushman (Chair), Mr. Baumgartner, Dr. Keegan and Dr. Vessey. None of the members of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries, and none had any relationship during fiscal year 2026 requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2026, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

ADDITIONAL COMPENSATION DISCLOSURES

2026 Summary Compensation Table

The NEOs received compensation for the fiscal year ended June 30, 2026 and, to the extent required by SEC disclosure rules, fiscal years ended June 30, 2025 and 2024 as set forth in the chart below.

Name and Principal Position	Fiscal Year	Salary(1) ($)		Bonus ($)	Stock Awards(2) ($)		Option Awards(2) ($)		Non-Equity Incentive Plan Compensation(3) ($)		All Other Compensation ($)		Total ($)
Kim Kelderman President and CEO	2026	$936,000		-	$5,684,906	(5)	1,895,426	(6)	$924,168		$34,092	(7)	$9,474,592
	2025	936,000		-	3,929,942		$1,932,848		1,318,917		33,473		8,151,181
	2024	759,511	(4)	-	1,935,433		3,858,418		285,394		13,739		6,852,495
James Hippel Executive Vice President and CFO	2026	748,306		-	2,365,352	(8)	788,676	(9)	615,705		14,862	(10)	4,532,901
	2025	723,000		-	4,453,020		907,273		926,163		17,926		7,027,382
	2024	695,167		-	2,112,272		2,165,618		218,978		10,597		5,202,632
William Geist President, Protein Sciences	2026	593,262		-	1,556,173	(11)	518,868	(12)	447,872		14,863	(10)	3,131,038
	2025	573,200		-	1,206,585		593,448		748,026		18,040		3,139,299
	2024	551,200		-	1,519,768		1,417,508		144,855		13,887		3,647,219
Steven Crouse President, Diagnostics and Spatial Biology	2026	446,063	(13)	-	477,385	(14)	392,490	(15)	206,294		15,600	(10)	1,537,832
	2025	-		-	-		-		-		-		-
	2024	-		-	-		-		-		-		-
Shane Bohnen Senior Vice President and General Counsel	2026	538,750		-	1,124,924	(16)	375,078	(17)	332,462		13,138	(10)	2,384,352
	2025	431,000		-	767,575		377,496		386,478		18,183		1,980,732
	2024	344,760		-	262,517		762,509		76,020		9,988		1,455,793
Matthew McManus Former President, Diagnostics and Spatial Biology	2026	465,212	(18)	-	1,547,135	(20)	515,850	(21)	259,618	(22)	609,071	(23)	3,396,886
	2025	572,000		-	1,213,200		596,695		444,787		19,937		2,846,619
	2024	253,846	(19)	-	1,081,995		527,793		124,027		6,980		1,994,642

(1)	Includes amounts deferred under the Company’s Profit Sharing and Savings Plan, a qualified deferred compensation plan under Section 401(k) of the Code.
(2)
Amounts shown above represent the total grant date fair value of equity-based compensation based on the estimated probable outcome of the performance based-objectives applicable to such awards on the grant date and excluding the effect of estimated forfeitures. The fair value of equity awards is determined pursuant to the FASB ASC Topic 718. Assumptions used in the calculation of the fair value are described in Note 10 to the Company’s audited financial statements for fiscal year 2026, included in the Original Report.

(3)	Represents cash bonuses earned under the Company’s incentive plans in effect for the applicable year, which are determined and paid in the subsequent fiscal year.
(4)
For 2024, includes base salary for the time from before Mr. Kelderman became Chief Executive Officer. The annualized amount for 2024 as Chief Executive Officer is $900,000. During his time as Chief Operating Officer, his annualized salary was $750,000.

(5)
For 2026, includes 35,354 shares of time-vested restricted stock units granted on August 15, 2025, as well as one performance-vested award, which was granted August 15, 2025. The value of the 2026 performance-based awards at grant date for the August 15, 2025 grant, assuming that the highest level of performance conditions will be achieved, is $6,158,640.

(6)	For 2026, represents one time-vested option, which was granted on August 15, 2025. The time-vested option grant was to purchase 90,441 shares of Common Stock.
(7)
For 2026, consists of $10,800 for 401(k) match, $17,337 for household security system, $4,062 for insurance premiums for supplemental disability insurance, and $1,893 in dividends paid on unvested restricted stock, which amount was not factored into the grant date fair value of such awards.

(8)
For 2026, includes 14,710 shares of time-vested restricted stock units granted on August 15, 2025, as well as one performance-vested award, which was granted August 15, 2025. The value of the 2026 performance-based awards at grant date for the August 15, 2025 grant, assuming that the highest level of performance conditions will be achieved, is $2,562,455.

(9)	For 2026, represents one time-vested option, which was granted on August 15, 2025. The time-vested option grant was to purchase 37,632 shares of Common Stock.
(10)	Consists of 401(k) match and insurance premiums for supplemental disability insurance.
(11)
For 2026, includes 9,678 shares of time-vested restricted stock units granted on August 15, 2025, as well as one performance-vested award, which was granted August 15, 2025. The value of the 2026 performance-based awards at grant date for the August 15, 2025 grant, assuming that the highest level of performance conditions will be achieved, is $1,685,827.

(12)	For 2026, represents one time-vested option, which was granted on August 15, 2025. The time-vested option grant was to purchase 24,758 shares of Common Stock.
(13)
For 2026, includes base salary for the period before Mr. Crouse became President, Diagnostics and Spatial Biology, as well as the period thereafter. The annualized amount for 2026 as President, Diagnostics and Spatial Biology is $505,000. During his time as Senior Vice President, Division General Manager, his annualized salary was $421,600.

(14)
For 2026, includes one performance-based award granted on March 2, 2026 and two time-based awards, one of which was granted on August 15, 2025, and one which was granted on March 2, 2026. The value of the 2026 performance-based award at the grant date assuming the highest level of performance conditions will be achieved is $138,016. The August 15, 2025 grant represents 6,529 shares of time-vested restricted stock units. The March 2, 2026 grant represents 735 shares of time-vested restricted stock units.

(15)
For 2026, represents two time-vested options, one of which was granted on August 15, 2025, and one which was granted on March 2, 2026. The August 15, 2025 time-vested option grant was to purchase 19,151 shares of Common Stock. The March 2, 2026 time-vested option grant was to purchase 1,911 shares of Common Stock.

(16)
For 2026, includes 6,996 shares of time-vested restricted stock units granted on August 15, 2025, as well as one performance-vested award, which was granted August 15, 2025. The value of the 2026 performance-based awards at grant date for the August 15, 2025 grant, assuming that the highest level of performance conditions will be achieved, is $1,218,650.

(17)	For 2026, represents one time-vested option, which was granted on August 15, 2025. The time-vested option grant was to purchase 17,897 shares of Common Stock.
(18)	For 2026, represents base salary prorated for actual employment from the start of the year through Dr. McManus’ termination.
(19)	For 2024, represents base salary prorated for actual employment from Dr. McManus’ hire date through the end of the fiscal year. The annualized amount for 2024 is $550,000.
(20)
For 2026, includes 9,622 shares of time-vested restricted stock units granted on August 15, 2025, as well as one performance-vested award, which was granted August 15, 2025. The value of the 2026 performance-based awards at grant date for the August 15, 2025 grant, assuming that the highest level of performance conditions will be achieved, is $1,676,018.

(21)	For 2026, represents one time-vested option, which was granted on August 15, 2025. The time-vested option grant was to purchase 24,614 shares of Common Stock.
(22)	In accordance with the terms of Dr. McManus’ employment agreement, he was eligible to receive a prorated bonus for the performance period while he was President – Diagnostics and Spatial Biology.
(23)
Consists of $6,906 for 401(k) match, $1,063 for insurance premiums for supplemental disability insurance,  $592,020 for cash severance benefits, and $9,082 for employer portion of continued healthcare coverage.

2026 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the named executive officers granted in fiscal year 2026.
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Restricted Stock Units: Number of Shares(3) (#)	All Other Options Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards (per share) ($)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kim Kelderman		280,800	1,123,200	2,246,400	-	-	-	-	-	-	-
	8/15/2025	-	-	-	30,934	70,708	114,900	-	-	-	3,789,932
	8/15/2025	-	-	-	-	-	-	35,354	-	-	1,894,974
	8/15/2025	-	-	-	-	-	-	-	90,441	53.60	1,895,426
James Hippel		187,077	748,306	1,496,612	-	-	-	-	-	-	-
	8/15/2025	-	-	-	12,870	29,420	47,807	-	-	-	1,576,896
	8/15/2025	-	-	-	-	-	-	14,710	-	-	788,456
	8/15/2025	-	-	-	-	-	-	-	37,632	53.60	788,676
William Geist		66,742	533,936	1,067,872	-	-	-	-	-	-	-
	8/15/2025	-	-	-	8,467	19,355	31,452	-	-	-	1,037,432
	8/15/2025	-	-	-	-	-	-	9,678	-	-	518,741
	8/15/2025	-	-	-	-	-	-	-	24,758	53.60	518,868
Matthew McManus		66,602	532,818	1,065,636	-	-	-	-	-	-	-
	8/15/2025	-	-	-	8,417	19,243	31,269	-	-	-	1,031,396
	8/15/2025	-	-	-	-	-	-	9,622	-	-	515,739
	8/15/2025	-	-	-	-	-	-	-	24,614	53.60	515,850
Shane Bohnen		101,016	404,063	808,125	-	-	-	-	-	-	-
	8/15/2025	-	-	-	6,120	13,992	22,736	-	-	-	749,938
	8/15/2025	-	-	-	-	-	-	6,996	-	-	374,986
	8/15/2025	-	-	-	-	-	-	-	17,897	53.60	375,078
Steven Crouse		37,056	296,449	592,897	-	-	-	-	-	-	-
	8/15/2025	-	-	-	-	-	-	-	-	-	-
	8/15/2025	-	-	-	-	-	-	6,529	-	-	349,954
	8/15/2025	-	-	-	-	-	-	-	19,151	53.60	349,993
	3/2/2026	-	-	-	642	1,469	2,387	-	-	-	84,933
	3/2/2026	-	-	-	-	-	-	735	-	-	42,498
	3/2/2026	-	-	-	-	-	-	-	1,911	57.82	42,497

(1)	Row 1 for each NEO represents cash bonuses that could have been earned under the Company’s Management Incentive Plan for fiscal year 2026.
(2)
Represents the number of performance-based equity awards granted to the participant NEOs during the fiscal year under the Company’s 2020 Equity Incentive Plan (the “Equity Plan”). For each NEO, row 2 represents performance-based restricted stock units, which awards were scheduled to vest following the Company’s 2028 fiscal year based on the Company’s adjusted EBITA, adjusted revenue growth and rTSR performance during the fiscal 2026 – fiscal 2028 performance period. For Mr. Crouse, row 5 represents a one-time performance-based equity award granted upon commencement of his appointment as President, Diagnostics & Spatial Biology Segment with vesting tied to the same goals established for the fiscal 2026 performance-based equity awards.

(3)
Row 3 represents time-vested restricted stock units granted for the fiscal year under the Equity Plan. The risk of forfeiture for the awards lapses annually in pro-rata increments over a period of three years, beginning on the first anniversary of the grant date.

(4)
Row 4 for each NEO represents the number of time-based stock options granted to the participant during the fiscal year under the Equity Plan. For Mr. Crouse, row 7 represents a one-time time-vested stock option award granted upon commencement of his appointment as President, Diagnostics & Spatial Biology Segment. Such awards vest annually in pro-rata increments over a period of four years from the grant date.

(5)
The fair value of the equity awards is determined pursuant to FASB ASC Topic 718, based on the probable outcome of the performance conditions at the grant date, and excluding the effect of estimated forfeitures. Assumptions used in the calculation of the fair value of the equity awards are described in Note 10 to the Company’s audited financial statements for fiscal year 2026, included in the Original Report.

2026 Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding stock options, restricted stock units, and restricted stock held by the NEOs on June 30, 2026.

			Option Awards					Stock Awards
Name	Tickmark	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Tickmark	Number of Shares of Stock that have not Vested (#)	Market Value of Shares of Stock that have not Vested ($)	Number of Unearned Shares Units or Other Rights that have not Vested (#)	Market Value of Unearned Shares that have not Vested ($)
Kim Kelderman	(1)	8/7/2019	35,000	-	-	47.60	8/7/2026
	(2)	8/5/2020	46,460	-	-	66.97	8/5/2027
	(3)	8/5/2020	33,300	-	-	66.97	8/5/2027
	(4)	8/5/2020	35,964	-	-	66.97	8/5/2027
	(5)	8/6/2021	25,944	-	-	120.46	8/6/2028
	(6)	8/15/2022	21,704	7,236	-	94.52	8/15/2029
	(7)	8/15/2023	-	-	1,492	84.61	8/15/2030	(8)	-	-	8,873	626,877
	(9)	8/15/2023	14,696	14,695	-	84.61	8/15/2030
	(10)	11/1/2023	19,126	19,126	-	52.83	11/1/2030	(11)	4,732	334,316	-	-
	(12)	2/1/2024	-	-	1,621	68.54	2/1/2031	(13)	-	-	9,423	665,735
	(14)	2/1/2024	25,945	25,945	-	68.54	2/1/2031
		8/15/2024						(15)	-	-	85,863	6,066,221
	(16)	8/15/2024	17,265	51,796	-	74.91	8/15/2034	(17)	17,087	1,207,197	-	-
		8/15/2025						(18)	-	-	114,900	8,117,685
	(19)	8/15/2025	-	90,441	-	53.60	8/15/2035	(20)	35,354	2,497,760	-	-
James Hippel	(1)	8/7/2019	44,324	-	-	47.60	8/7/2026
	(21)	8/7/2019	17,744	-	-	47.60	8/7/2026
	(2)	8/5/2020	76,588	-	-	66.97	8/5/2027
	(3)	8/5/2020	33,300	-	-	66.97	8/5/2027
	(4)	8/5/2020	57,440	-	-	66.97	8/5/2027
	(5)	8/6/2021	40,536	-	-	120.46	8/6/2028
	(6)	8/15/2022	33,916	11,304	-	94.52	8/15/2029
	(7)	8/15/2023	-	-	2,332	84.61	8/15/2030	(8)	-	-	13,865	979,562
	(9)	8/15/2023	22,962	22,961	-	84.61	8/15/2030
		8/15/2024						(15)	-	-	40,304	2,847,478
	(16)	8/15/2024	8,104	24,313	-	74.91	8/15/2034	(17)	8,021	566,684	-	-
		11/1/2024						(22)	23,089	1,631,238	-	-
		8/15/2025						(18)	-	-	47,807	3,377,565
	(19)	8/15/2025	-	37,632	-	53.60	8/15/2035	(20)	14,710	1,039,262	-	-
William Geist	(23)	2/1/2022	15,912	-	-	100.39	2/1/2029
	(6)	8/15/2022	22,200	7,400	-	94.52	8/15/2029
	(7)	8/15/2023	-	-	1,526	84.61	8/15/2030	(8)	-	-	9,074	641,078
	(9)	8/15/2023	15,030	15,029	-	84.61	8/15/2030
		8/15/2024						(15)	-	-	26,362	1,862,475
	(16)	8/15/2024	5,301	15,903	-	74.91	8/15/2034	(17)	5,246	370,630	-	-
		8/15/2025						(18)	-	-	31,452	2,222,084
	(19)	8/15/2025	-	24,758	-	53.60	8/15/2035	(20)	9,678	683,751	-	-

			Option Awards					Stock Awards
Name	Tickmark	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Tickmark	Number of Shares of Stock that have not Vested (#)	Market Value of Shares of Stock that have not Vested ($)	Number of Unearned Shares Units or Other Rights that have not Vested (#)	Market Value of Unearned Shares that have not Vested ($)
Shane Bohnen	(1)	8/7/2019	448	-	-	47.60	8/7/2026
	(2)	8/5/2020	8,944	-	-	66.97	8/5/2027
	(5)	8/6/2021	3,460	-	-	120.46	8/6/2028
	(6)	8/15/2022	2,632	876	-	94.52	8/15/2029
	(24)	4/3/2023	2,946	982	-	73.76	4/3/2030
	(7)	8/15/2023	-	-	807	84.61	8/15/2030	(8)	-	-	4,802	339,261
	(9)	8/15/2023	8,151	8,151	-	84.61	8/15/2030	(25)	49	3,462	-	-
		8/15/2024						(15)	-	-	16,770	1,184,801
	(16)	8/15/2024	3,372	10,116	-	74.91	8/15/2034	(17)	3,338	235,830	-	-
		8/15/2025						(18)	-	-	22,736	1,606,298
	(19)	8/15/2025	-	17,897	-	53.60	8/15/2035	(20)	6,996	494,267	-	-
Steven Crouse	(26)	4/1/2021	3,856	-	-	97.13	4/1/2028
	(5)	8/6/2021	19,032	-	-	120.46	8/6/2028
	(6)	8/15/2022	18,420	6,140	-	94.52	8/15/2029
	(9)	8/15/2023	6,325	6,324	-	84.61	8/15/2030	(25)	1,379	97,426	-	-
	(27)	5/1/2024	3,664	3,663	-	73.46	5/1/2031	(28)	794	56,096	-	-
	(16)	8/15/2024	4,283	12,850	-	74.91	8/15/2034	(17)	3,737	264,019	-	-
	(29)	6/2/2025	1,359	4,075	-	48.61	6/2/2035	(30)	1,200	84,780	-	-
	(19)	8/15/2025	-	19,151	-	53.60	8/15/2035	(20)	6,529	461,274	-	-
		3/2/2026						(31)	-	-	2,387	168,642
	(32)	3/2/2026	-	1,911	-	57.82	3/2/2036	(33)	735	51,928	-	-
Matthew McManus	(16)	8/15/2024	5,330	-	-	74.91	7/1/2026

(1)	Vested in fiscal year 2024 pursuant to time-based vesting provisions.
(2)	Fully vested in fiscal year 2025 pursuant to time-based vesting provisions.
(3)	Fully vested in fiscal year 2024 pursuant to time-based vesting provisions.
(4)	Vested in fiscal year 2024 pursuant to the achievement of certain performance goals.
(5)	Fully vested in fiscal year 2026 pursuant to time-based vesting provisions.
(6)	Granted August 15, 2022. Vests ratably on the first four anniversaries of the grant date.
(7)
Vests in full or in part on August 15, 2026, if certain performance goals are achieved (or such later date as performance is certified). On August 15, 2026, the Board of Directors authorized discretionary partial vesting and the remainder were forfeited.

(8)
Restricted stock units granted August 15, 2023. Shares vest partially or in full pursuant to the achievement of certain performance goals. On August 15, 2026, the Board of Directors authorized discretionary partial vesting and the remainder were forfeited.

(9)	Granted August 15, 2023. Vests ratably on the first four anniversaries of the grant date.
(10)	Granted November 1, 2023. Vests ratably on the first four anniversaries of the grant date.
(11)	Restricted stock granted November 1, 2023. The risk of forfeiture lapses ratably on the first three anniversaries of the grant date.
(12)
Vests in full or in part on August 15, 2026, if certain performance goals are achieved (or such later date as performance is certified). On August 15, 2026, the Board of Directors authorized discretionary partial vesting and the remainder were forfeited.

(13)
Restricted stock units granted February 1, 2024. Shares vest partially or in full pursuant to the achievement of certain performance goals. On August 15, 2026, the Board of Directors authorized discretionary partial vesting and the remainder were forfeited.

(14)	Granted February 1, 2024. Vests ratably on the first four anniversaries of the grant date.
(15)	Restricted stock units granted August 15, 2024. Shares vest partially or in full pursuant to the achievement of certain performance goals.
(16)	Granted August 15, 2024. Vests ratably on the first four anniversaries of the grant date.
(17)	Restricted stock units granted August 15, 2024. The risk of forfeiture lapses ratably on the first three anniversaries of the grant date.
(18)	Restricted stock units granted August 15, 2025. Shares vest partially or in full pursuant to the achievement of certain performance goals.
(19)	Granted August 15, 2025. Vests ratably on the first four anniversaries of the grant date.
(20)	Restricted stock units granted August 15, 2025. The risk of forfeiture lapses ratably on the first three anniversaries of the grant date.
(21)	Vested in fiscal year 2023 pursuant to the achievement of certain performance goals.
(22)	Restricted stock units granted November 1, 2024. The risk of forfeiture lapses ratably on the first three anniversaries of the grant date.
(23)	Fully vested in fiscal year 2026 pursuant to time-based vesting provisions.
(24)	Granted April 3, 2023. Vests ratably on the first four anniversaries of the grant date.
(25)	Restricted stock units granted April 3, 2023. The risk of forfeiture lapses ratably on the first three anniversaries of the grant date.
(26)	Fully vested in fiscal year 2025 pursuant to time-based vesting provisions.
(27)	Granted May 1, 2024. Vests ratably on the first four anniversaries of the grant date.
(28)	Restricted stock units granted May 1, 2024. The risk of forfeiture lapses ratably on the first three anniversaries of the grant date.
(29)	Granted June 2, 2025. Vests ratably on the first four anniversaries of the grant date.
(30)	Restricted stock units granted June 2, 2025. The risk of forfeiture lapses ratably on the first three anniversaries of the grant date.
(31)	Restricted stock units granted March 2, 2026. Shares vest partially or in full pursuant to the achievement of certain performance goals.
(32)	Granted March 2, 2026. Vests ratably on the first four anniversaries of the grant date.
(33)	Restricted stock units granted March 2, 2026. The risk of forfeiture lapses ratably on the first three anniversaries of the grant date.

2026 Option Exercises and Stock Vested

The following table shows options exercised by the NEOs during fiscal year 2026 and each vesting of shares, including restricted stock and restricted stock units, during fiscal year 2026 for each of the NEOs on an aggregated basis. The value realized on exercise of option awards is equal to the difference between the market price of the underlying shares at the date of exercise and the exercise price of the options. The value realized on vesting of stock awards is equal to the market price of the underlying shares at the date of vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kim Kelderman	158,844	1,450,253	13,275	753,986
James Hippel	292,620	3,627,088	28,714	1,760,665
William Geist	0	0	12,534	760,724
Matthew McManus	7,951	18,049	7,258	437,503
Steven Crouse	0	0	4,642	247,641
Shane Bohnen	8,400	76,272	3,977	212,105

(1)	Included within the number of shares acquired on exercise are 410,140 shares that were withheld by the Company due to net settlement.

Executive Employment Agreements and Change in Control Arrangements

We have entered into employment agreements with our executive officers that outline the compensation and benefits payable to them and specify the payments that may be made upon certain termination events. The descriptions below are qualified in their entirety by reference to the agreements themselves, which have been filed or incorporated by reference as exhibits to the Original Report.

Compensation Arrangements

The employment agreements with our NEOs provide for base salaries to be reviewed on at least an annual basis by the Compensation Committee, and state that the executives will be eligible to participate in the Company’s Management Incentive Plan. Cash bonuses under the Management Incentive Plan are targeted at a specified percentage of the executive’s base salary, as set by the Compensation Committee each year. Executives also are eligible for periodic long-term equity awards as determined by the Compensation Committee. The employment agreements provide that incentive compensation is subject to recoupment to the extent required by applicable laws or regulations or applicable Bio-Techne policy.

Benefits

Our executives are entitled to participate in all general Bio-Techne benefit plans to the extent eligible to do so based on age, tenure, and title. They also are entitled to receive reimbursement for necessary and reasonable out-of-pocket expenses incurred in connection with performing their employment duties, and four weeks of paid vacation per calendar year.

Under the employment agreements, Bio-Techne provides reimbursement for supplemental life insurance and supplemental short-term and long-term disability insurance in a maximum amount that, when aggregated with coverage provided to them under Bio-Techne’s other benefit plans, is three times the applicable base salary for life insurance and 60% and 70% of applicable base salary for short-term and long-term disability insurance, respectively. Additionally, Mr. Kelderman was provided with additional benefits relating to security.

Potential Severance Events

Any severance payments under the employment agreements as described below are contingent upon the executive executing and complying with a release of claims against the Company.

Non-Change of Control Events

In the event Bio-Techne terminates an executive’s employment without “cause” or an executive resigns for “good reason” (as such terms are defined in the employment agreements), the executive would be entitled to severance in the amount of one year of then-current base salary, a prorated annual bonus for the annual performance during which the termination occurs, and health insurance coverage for one year.
The employment agreements define “cause” to include: (i) habitual neglect of, or willful or material failure to perform, employment duties; (ii) embezzlement or any act of fraud; (iii) commission of acts that can be charged as a felony; (iv) dishonesty in dealing between the executive and Bio-Techne or between the executive and other Bio-Techne employees; (v) use or misuse of any controlled substance or of alcohol in a manner that adversely affects the executive’s job performance or otherwise could reflect negatively on the Company’s public image; (vi) habitual absenteeism; or (vii) willfully acting in a manner materially adverse to Bio-Techne’s best interests.

The employment agreements define “good reason” to mean: (i) a change in the executive’s reporting responsibilities, titles, or offices that diminish the executive’s responsibility or authority; (ii) a material reduction in the executive’s total compensation from that provided in the executive’s employment agreement; (iii) a requirement imposed by Bio-Techne that results in the executive being based at a location that is outside a 50-mile radius of the executive’s primary work location; or (iv) physical working conditions or requirements that a reasonable person would find intolerable (provided that Bio-Techne has a 30-day right to cure or address such intolerable conditions).

Change of Control Events

If an executive resigns for “good reason” or is terminated upon a “change in control” (as defined in the employment agreement) or within one year thereafter, the executive would be entitled to severance in the amount of two years of then-current base salary (for Mr. Kelderman) or one year of then-current base salary (for all other NEOs), plus in each case the prorated value of any cash incentive compensation earned through the date of separation (based on the higher of the target cash incentive compensation amount in either the prior year or the year in which the change of control occurs), the automatic acceleration of vesting of all outstanding equity awards, and the payment of COBRA health insurance premiums for two years (for Mr. Kelderman) or one year (for all other NEOs).

The Merger will constitute a “change in control” for the purpose of the employment agreements. In addition to the employment agreement payouts detailed above and as described in the CD&A, in connection with the contemplated Merger, the Compensation Committee approved the grant of Retention Bonuses pursuant to the Retention Agreements to each of the continuing NEOs as follows: Kim Kelderman - $2,120,976; James Hippel - $1,541,510; William Geist - $1,161,014; Shane Bohnen - $971,097; and Steven Crouse - $910,263. The Retention Agreements provide that the Retention Bonuses will become payable to the recipient NEOs on the earlier to occur of (i) the date on which the Effective Time occurs and (ii) the date on which the Merger Agreement is terminated in accordance with its terms; provided that the officer remains employed through such vesting date or experiences an earlier termination of employment by the Company or an applicable affiliate without cause or as a result of the officer’s death or disability. Payment of the Retention Bonus is also subject to the officer’s timely execution of a release of claims in a form provided by the Company.

In addition to the payment of the Retention Bonuses described above, the Retention Agreements also provide that if the applicable officer either (i) remains employed by the Company or one of its affiliates through the date on which the Effective Time occurs or (ii) experiences an earlier Qualifying Termination, and if it is determined that certain payments provided to the officer would be subject to an excise tax pursuant to Section 4999 of the Code, then, subject to certain exceptions, the officer will be entitled to receive an additional cash gross-up payment equal to the sum of such excise tax payment (and related penalties and interest, if applicable) payable by the officer, plus an amount such that the officer will, after payment of all taxes and related interest and penalties, be in the same after-tax position as if the excise tax (and related interest and penalties) had not been incurred. Notwithstanding the foregoing, the NEOs will not be entitled to receive this gross-up benefit if the Merger Agreement is terminated in accordance with its terms.  A preliminary estimate of the amount of the tax reimbursement payments that would be payable to the NEOs is set forth below, although the final amount will not be known until, at the earliest, the actual closing of the Merger, with the ultimate amount impacted by whether or not the NEO experiences a qualifying termination of employment.  The estimated tax reimbursements under the Retention Agreements are as follows: Kim Kelderman - $16,476,326; James Hippel - $0; William Geist - $4,014,846; Shane Bohnen - $3,325,409; and Steven Crouse - $1,573,458.

Pursuant to the Bio-Techne Corporation 2020 Equity Incentive Plan Agreements, in connection with a change in control and either (i) the participant’s employment is terminated by the participant’s employer without cause (not including a termination due to death or participant’s disability) or, (ii) to the extent provided for in participant’s employment agreement, participant resigns for “good reason” (as defined in such employment agreement) or due to retirement, upon the consummation of such change in control or within one year thereafter, then the vesting and settlement shall accelerate in full upon such termination; provided, however, if the change in control is not a “change in control event” within the meaning of Section 409A of the Code, then the equity awards shall vest and be settled on the normal vesting dates to the extent required to comply with Section 409A of the Code. The value of accelerated equity awards based on the Merger Consideration price of $73.00 per share would be as follows: Kim Kelderman-$22,536,692; James Hippel-$11,519,169; William Geist-$6,452,581; Shane Bohnen-$4,339,645; and Steven Crouse-$1,723,481. The acceleration of equity awards is also subject to the officer’s timely execution of a release of claims in a form provided by the Company.

For the purpose of the employment agreements, “change of control” generally means: (i) a person, entity, or group becomes the owner of more than 50% of the combined voting power of Bio-Techne’s then-outstanding securities (other than in connection with an equity financing or solely as the result of a repurchase of outstanding shares by Bio-Techne); (ii) a merger, consolidation, or similar transaction occurs and the shareholders of Bio-Techne immediately prior to the event no longer own outstanding voting securities constituting more than 50% of the combined voting power of the surviving entity following the event; or (iii) a sale, lease, or other disposition of substantially all of the total gross value of Bio-Techne’s consolidated assets occurs.

Quantification of Potential Severance Events as of June 30, 2026

For each continuing NEO, the estimated amount of potential payments at June 30, 2026, assuming the executive’s employment terminates pursuant to a covered reason, is set forth below. As noted above, Dr. McManus’ employment was terminated by the Company without cause during fiscal year 2026 and, pursuant to the terms of his employment agreement, he will receive cash severance in the amount of $471,664, a pro-rated bonus for fiscal year 2026 in the amount of $259,618 and COBRA reimbursement of $36,662.

	Cash Severance		Severance Upon Termination
	Upon Termination		Following a Change in Control
	Without			Value of
	Cause or			Accelerated
	Resignation for		Cash	Equity		Death or
Name	Good Reason		Severance(2)	Awards(3)(4)	Retirement(5)	Disability(6)
Kim Kelderman	$936,000	(1)	$1,936,072	$21,508,123	$21,508,123	$-
James Hippel	748,306		1,399,489	11,083,413	11,083,413	-
William Geist	593,262		1,063,801	6,202,142	-	-
Shane Bohnen	538,750		893,960	4,169,063	-	-
Steven Crouse	505,000	(1)	741,481	1,625,020	-	-

(1)	Not included in the disclosed amount but would be payable to the NEO is the prorated annual bonus for the annual performance period during which the termination occurs.
(2)
Assumes that the triggering event took place on the last business day of fiscal year 2026, and the payout upon termination is equal to the applicable multiple of base salary plus the actual non-equity incentive plan compensation earned for fiscal year 2026 plus payment of COBRA health insurance premiums for the applicable number of years. Excludes the Retention Bonuses and Tax Gross Ups that would be payable to the NEOs upon the consummation of the Merger in the following amounts:  Kim Kelderman-$18,597,302; James Hippel-$1,541,510; William Geist-$5,175,860; Shane Bohnen-$4,296,506; and Steven Crouse-$2,483,721.

(3)
Assumes that the triggering event took place on the last business day of fiscal year 2026, the price per share of the Company’s securities is the closing market price as of that date ($70.65 for 2026), and the payout upon termination is equal to the maximum value of unvested equity awards. Represents the sum of the value of accelerated restricted stock and RSUs, calculated by multiplying the number of restricted stock and RSUs by the price per share on June 30, 2026, plus the value of accelerated option shares, calculated by subtracting the aggregate exercise price from the price per share on June 30, 2026 and multiplying the difference by the number of option shares. Outside of a change in control, performance vesting RSUs cliff vest three years from the grant date.

(4)
The value of accelerated equity awards assuming the Merger Consideration price of $73.00 would increase for each NEO in comparison to the amount presented in this column. The amounts based on the Merger Consideration would be as follows: Kim Kelderman-$22,536,692; James Hippel-$11,519,169; William Geist-$6,452,581; Shane Bohnen-$4,339,645; Steven Crouse-$1,723,481.

(5)
For each of the NEOs that met the retirement eligibility requirements as of the last day of fiscal year 2026, assumes that the triggering event took place on the last business day of fiscal year 2026, the price per share of the Company’s securities is the closing market price as of that date ($70.65 for 2026), and the payout upon termination is equal to the maximum value of unvested equity awards.

(6)
Assumes that the triggering event took place on the last business day of fiscal year 2026. Not included in the disclosed amount but would be payable to the NEO is the prorated annual bonus for the annual performance period during which the termination occurs for termination due to disability.

Pay Ratio Disclosure

The SEC requires disclosure of the ratio of the annual total compensation received by our CEO compared to the median of the annual total compensation of all of our employees (other than our CEO), commonly referred to as the “pay ratio” disclosure.

For fiscal year 2026, we used the same median employee that was identified in our fiscal year 2025 proxy since there has not been change in our employee population or employee compensation arrangements that we believe would significantly impact our pay ratio disclosure. We calculated the annual total compensation of the median employee for fiscal 2026 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which resulted in annual total compensation of $98,138.

For the year ended June 30, 2026, the total compensation for our CEO, Mr. Kelderman, was $9,474,592 as reported in the Summary Compensation Table above. Accordingly, this fiscal 2026 annual total compensation was 96.5 times the median of the annual total compensation of the median employee.

DIRECTOR COMPENSATION

The Company believes that compensation for non-employee directors should be competitive and should encourage ownership of Bio-Techne shares. The Compensation Committee reviews annually the level and form of director compensation and, if it deems appropriate, recommends changes to the Board.

Director Compensation Program for Fiscal Year 2026

Our director compensation program has not changed since 2020. Cash compensation for the non-employee directors continues to be as follows:

Every non-employee director	$75,000
Board Chair	additional $120,000
Chair of Audit Committee	additional $25,000
Chair of Compensation Committee	additional $17,500
Chairs of other committees	additional $15,000

These amounts are paid in monthly increments, and are prorated for a partial year of service if a director joins the Board other than by election at the annual meeting of shareholders. No additional compensation is paid for membership on committees or attendance at meetings, though non-employee directors are reimbursed for the reasonable expenses they incur to attend Board and committee meetings.

In addition, every year each non-employee director receives an equity grant valued at $200,000 (based on the closing price of Bio-Techne stock on the day of the most recent annual meeting) that vests upon the sooner of the one-year anniversary of the grant date or the next annual shareholder meeting. Equity grants are provided 50% in stock options, with a ten-year term and an exercise price equal to the fair market value of Bio-Techne’s common stock on the grant date, and 50% in restricted stock. Non-employee directors who join the Board other than by election at an annual meeting of shareholders receive a prorated equity grant based on the portion of the year they will serve.

Directors who are employees of Bio-Techne or its subsidiaries do not receive any additional compensation for service on the Board.

Director Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for all directors and executive officers to better align their interests with other shareholders. Non-employee directors are required to own stock at least equivalent in value to three times their annual retainer fee within five years. All independent directors met the requirements as of June 30, 2026 except Dr. Klimovsky and Dr. Herr, each of whom has five years from their appointment to do so.

Compensation Paid to the Non-Employee Directors

Directors who are not employees of the Company were compensated for fiscal year 2026 as follows:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
Robert V. Baumgartner	$195,000	$99,974	$99,976	$511	$395,461
John L. Higgins	100,000	99,974	99,976	511	300,461
Joseph Keegan, Ph.D.	75,000	99,974	99,976	511	275,461
Roeland Nusse, Ph.D.	30,000	-	-	117	30,117
Alpna Seth, Ph.D.	90,000	99,974	99,976	511	290,461
Rupert Vessey, MA, BM BCh, FRCP, DPhil	85,000	99,974	99,976	511	285,461
Julie L. Bushman	92,500	99,974	99,976	511	292,961
Judith Klimovsky, M.D.	75,000	99,974	99,976	511	275,461
Amy Herr, Ph.D.	75,000	99,974	99,976	477	275,427

(1)
Amounts consist of annual director fees and chair fees for services as members of the Company’s Board and its Committees. Dr. Nusse received partial compensation as he retired from the Board as of the October 2025 Annual Shareholder Meeting. For further information concerning such fees, see the discussion above this table.

(2)
For all directors, the amounts represent the total grant date fair value of equity-based compensation for 1,640 shares of restricted stock granted pursuant to the Company’s 2020 Equity Incentive Plan in fiscal year 2026 at the grant date market value of $60.96 per share, in accordance with FASB ASC Topic 718. As of June 30, 2026, each non-employee director held 1,640 unvested shares of restricted stock.

(3)
For all directors, the amounts represent the total grant date fair value of equity-based compensation for 3,777 stock option awards granted pursuant to the Equity Plan in fiscal year 2026, as calculated in accordance with the FASB ASC Topic 718. Dr. Nusse retired as of the October 2025 Annual Shareholder Meeting and therefore did not receive equity grants in fiscal year 2026. Assumptions used in the calculation of these amounts are described in Note 10 to the Company’s audited Consolidated Financial Statements for fiscal year 2026 included in the Original Report. As of June 30, 2026, the following non-employee directors held options to purchase the following number of shares of the Company’s Common Stock: Mr. Baumgartner-67,321; Mr. Higgins-67,321; Dr. Keegan-51,381; Dr. Seth-31,289; Dr. Vessey-33,641; Ms. Bushman-24,689; Dr. Klimovsky-8,898; and Dr. Herr-6,192.

(4)	Amounts represent the total dollar value of dividends paid on restricted share awards, as those amounts were not factored in the grant date fair value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

We currently award stock-based compensation, including stock options and restricted stock units, under the 2020 Equity Incentive Plan. The following table presents information about common stock authorized for issuance under that plan as of June 30, 2026:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (# in 000’s)	Weighted Avg. Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (# in 000’s)
	(A)	(B)	(C)
Equity compensation plans approved by shareholders	6,991	$73.47	5,876
Equity compensation plans not approved by shareholders	-	N/A	-
Total	6,991	73.47	5,876

As of October 9, 2026, there were 5,242,909 shares available for future grants under the 2020 Equity Incentive Plan, and the closing price per share of our common stock was $72.46 as reported on The Nasdaq Global Select Market.

Principal Shareholders

The following table provides information concerning the only persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock as of October 9, 2026.

Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned		Percent of Class
Vanguard Capital Management
	11,559,571	(1)	7.4%
BlackRock, Inc.
	11,011,556	(2)	7.0%
FMR LLC
	12,754,784	(3)	8.1%

(1)
Based solely on information contained in a Schedule 13G, filed with the SEC on April 29, 2026, by Vanguard Capital Management (“VCM”), in which VCM reported that, as of March 31, 2026, it had sole voting power as to 1,379,862 shares of Bio-Techne Common Stock and sole dispositive power as to 11,559,571 shares of Bio-Techne Common Stock. The address of VCM is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(2)
Based solely on information contained in a Schedule 13G/A, filed with the SEC on July 16, 2025, by BlackRock, Inc. (“BlackRock”), in which BlackRock reported that, as of June 30, 2025, it had sole voting power as to 10,333,812 shares of Bio-Techne Common Stock and sole dispositive power as to 11,011,556 shares of Bio-Techne Common Stock. The address of BlackRock is 50 Hudson Yards, New York, New York 10001.

(3)
Based solely on information contained in a Schedule 13G/A, filed with the SEC on August 6, 2026, by FMR LLC (“FMR”), in which FMR reported that, as of June 30, 2026, it had sole voting power as to 12,715,889.05 shares of Bio-Techne Common Stock and sole dispositive power as to 12,754,783.64 shares of Bio-Techne Common Stock. The address of FMR is 245 Summer Street, Boston, Massachusetts 02210.

Management Shareholdings

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of October 9, 2026, by each named executive officer, by each director, and by all directors and current executive officers as a group. Each individually beneficially owns less than one percent of total shares outstanding, which includes shares subject to options such individual may exercise. As a group, executive officers and directors beneficially own 1.3% of total shares outstanding.

Name of Director or Executive Officer	Number of Shares Beneficially Owned(1)		% Owned
Robert V. Baumgartner	108,265	(2)	*	*
Joseph Keegan, Ph.D.	66,792	(3)	*	*
John L. Higgins	128,635	(4)	*	*
Alpna Seth, Ph.D.	46,700	(5)	*	*
Dr. Rupert Vessey, MA, BM BCh, FRCP, DPhil	44,628	(6)	*	*
Julie L. Bushman	33,464	(7)	*	*
Dr. Judith Klimovsky	12,680	(8)	*	*
Dr. Amy Herr	20,417	(9)	*	*
Kim Kelderman	390,300	(10)	*	*
James Hippel	497,202	(11)	*	*
William Geist	111,317	(12)	*	*
Shane Bohnen	53,470	(13)	*	*
Steven Crouse	85,550	(14)	*	*
Matthew McManus	7,691	(15)	*	*
Officers and directors as a group (13 persons)	1,999,708	(16)	1.3%

*	Indicates less than 1.0% ownership of the Company’s shares.
(1)
Unless otherwise indicated, the person listed as the beneficial owner has sole voting and sole investment power over outstanding shares. Shares beneficially owned includes shares underlying restricted share awards that are currently outstanding, shares underlying restricted stock units that are currently outstanding and vested or will vest within 60 days of October 9, 2026, shares underlying options that are currently outstanding and exercisable and options that are currently outstanding and will become exercisable within 60 days of October 9, 2026. Percentage ownership calculations are based on 157,055,564 shares issued and outstanding on October 9, 2026.

(2)	Includes 56,884 shares held directly and 51,381 shares subject to vested but unexercised share options.
(3)	Includes 15,411 shares held directly and 51,381 shares subject to vested but unexercised share options.
(4)	Includes 77,254 shares held directly and 51,381 shares subject to vested but unexercised share options.
(5)	Includes 15,411 shares held directly and 31,289 shares subject to vested but unexercised share options.
(6)	Includes 10,987 shares held directly and 33,641 shares subject to vested but unexercised share options.
(7)	Includes 8,775 shares held directly and 24,689 shares subject to vested but unexercised share options.
(8)	Includes 3,782 shares held directly and 8,898 shares subject to vested but unexercised share options.
(9)
Includes 2,680 shares held directly and 6,192 shares subject to vested but unexercised share options. Additionally, includes 576 shares held by Dr. Herr’s partner and 10,969 shares subject to vested but unexercised share options.

(10)	Includes 82,762 shares held directly and 307,538 shares subject to vested but unexercised share options.
(11)	Includes 170,183 shares held directly, 315,474 shares subject to vested but unexercised share options and 11,545 restricted stock units that vest within 60 days of October 9, 2026.
(12)	Includes 24,943 shares held directly and 86,374 shares subject to vested but unexercised share options.
(13)	Includes 10,360 shares held directly and 43,110 shares subject to vested but unexercised share options.
(14)	Includes 10,237 shares held directly and 75,313 shares subject to vested but unexercised share options.
(15)	Dr. McManus’ employment with the Company terminated effective April 1, 2026. The amount shown is based on his most recent Form 4, filed with the SEC on February 3, 2026.
(16)
Includes 400,288 shares of Bio-Techne Common Stock held by Bio-Techne’s Stock Bonus Plan, as to which the Board directs the voting, 489,669 shares held directly, 576 shares held by Dr. Herr’s partner, 1,097,630 shares subject to options that are currently exercisable or will become exercisable within 60 days of October 9, 2026, and 11,545 restricted stock units that vest within 60 days of October 9, 2026.

Changes in Control

As described above, on June 25, 2026, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, on the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent. Completion of the Merger will result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As provided in its charter, the Nominations and Governance Committee reviews and approves all related party transactions involving the Company’s directors and executive officers or their immediate family members to determine whether such transactions meet applicable legal requirements and are appropriately disclosed. The Company has adopted a written policy concerning the review of related party transactions, which provides that, in determining whether to approve or ratify a related party transaction, the Nominations and Governance Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. In addition, the Company’s Code of Ethics and Business Conduct requires all directors and executive officers to inform the Company’s legal counsel of any existing or proposed relationship or business transaction that could be, or might appear to be, a conflict of interest. Any reported transactions would be brought to the attention of the Nominations and Governance Committee for review and disposition. Since the beginning of the last fiscal year, there have been no related party transactions requiring disclosure under applicable rules and regulations.

Board Independence

Bio-Techne’s Principles of Corporate Governance provide that a majority of the Board must be independent directors under criteria established by the Board in conformity with the listing rules of the Nasdaq Stock Market. The Nominations and Governance Committee annually reviews the independence of each director, including whether there are any related party transactions. In making its most recent independence determinations, the Nominations and Governance Committee reviewed transactions and relationships between each director or any member of a director’s immediate family on one side, and the Company or any of its subsidiaries on the other side, based on information provided by the directors and from Company records and publicly available information. The Committee determined and the Board confirmed that all of the Company’s non-employee directors are independent. When Dr. Herr was appointed to the Board in fiscal year 2025, the Company noted that her partner was an employee (a non-executive officer) of a Bio-Techne subsidiary whose compensation from the Company was strictly in connection with his employment. In conjunction with Dr. Herr’s selection and formal appointment, the Board determined that this relationship, including her partner’s level and role within the Company’s subsidiary, would not undermine her ability to make decisions as a director. Accordingly, the Board determined Dr. Herr to be an independent director, and implemented additional compliance safeguards to assist Dr. Herr and her partner in maintaining her independent status.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following fees were paid or payable to KPMG LLP for the fiscal years ended June 30, 2026 and 2025 (in thousands):

	2025 ($)	2026 ($)
Audit Fees	$2,377	$2,447
Audit-Related Fees	110	110
Tax Fees	254	123
All Other Fees	-	-

“Audit Fees” are for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements and review of financial statements included in our Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit Fees also included fees incurred for the audit of the effectiveness of our internal controls over financial reporting.

“Audit-Related Fees” are mainly for agreed-upon procedures (agreed-upon or expanded audit procedures related to accounting records required to respond to or comply with financial, accounting, or regulatory matters). Audit-Related Fees for fiscal year 2025 included $100,000 for ESG reporting readiness services relating to fiscal years 2024 and 2025.

“Tax Fees” for fiscal year 2026 included $123,000 for domestic and international tax return preparation services and tax compliance and consulting services.

“Tax Fees” for fiscal year 2025 included fees for services provided and expenses incurred in connection with (i) preparation of the Company’s tax returns in the United States, Germany, and the United Kingdom and inquiries and audits related to such returns, $118,000; and (ii) tax consulting, $136,000.

Pre-Approval Policies and Procedures

Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by the Company’s independent registered public accounting firm. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals so long as such pre-approvals are reported to and reviewed by the full Committee at its next meeting. Annual tax services are reviewed and approved by the Audit Committee prior to the commencement of such services. All of the services rendered by KPMG LLP in fiscal years 2026 and 2025 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15 of Part IV of the Original Report is hereby amended solely to add the exhibits listed below. No financial statements or financial statement schedules are filed with this Form 10-K/A, and the exhibit index included in the Original Report is not otherwise amended or restated.

Exhibit Index

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-TECHNE CORPORATION

Date: October 28, 2026	/s/ James Hippel
	By:	James Hippel
	Its:	Executive Vice President, Chief Financial Officer