Form 10-Q
period 2026-09-30
BIO-TECHNE Corp
filed 2026-11-06
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026, or

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

At November 2, 2026, 157,090,727 shares of the Company's Common Stock (par value $0.01) were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

Bio-Techne Corporation and Subsidiaries

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	September 30,
	2026	2025
Net sales	$299,712	$286,555
Cost of sales	103,089	98,443
Gross margin	196,623	188,112

Operating expenses:
Selling, general and administrative	133,679	116,213
Research and development	26,341	24,241
Total operating expenses	160,020	140,454
Operating income	36,603	47,658

Other income (expense)	(1,910)	333
Earnings before income taxes	34,693	47,991
Income taxes	6,400	9,806
Net earnings	$28,293	$38,185
Other comprehensive income (loss):
Foreign currency translation income (loss)	(617)	(2,850)
Unrealized losses on derivative instruments	—	(1,665)
Other comprehensive income (loss)	(617)	(4,515)
Comprehensive income	$27,676	$33,670

Earnings per share:
Basic	$0.18	$0.25
Diluted	$0.18	$0.24

Weighted average common shares outstanding:
Basic	156,800	155,464
Diluted	157,928	156,362

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Bio-Techne Corporation and Subsidiaries

(in thousands, except share and per share data)

	September 30,
	2026	June 30,
	(unaudited)	2026
ASSETS
Current assets:
Cash and cash equivalents	$350,036	$264,712
Accounts receivable, less allowances of $4,832 and $4,644, respectively	203,058	216,585
Inventories	197,667	195,744
Other current assets	74,069	67,360
Total current assets	824,830	744,401

Property and equipment, net	227,764	231,836
Right-of-use assets	64,408	67,333
Goodwill	972,074	975,355
Intangible assets, net	287,035	303,465
Other assets	260,709	264,336
Total assets	$2,636,820	$2,586,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30,996	$26,699
Salaries, wages and related accruals	44,347	57,918
Accrued expenses	19,751	20,458
Short-term debt obligations	200,000	—
Contract liabilities	31,758	36,072
Income taxes payable	2,708	3,593
Operating lease liabilities - current	14,992	14,935
Other current liabilities	16,717	4,025
Total current liabilities	361,269	163,700

Deferred income taxes	23,506	19,308
Long-term debt obligations	—	200,000
Operating lease liabilities	70,563	74,152
Other long-term liabilities	15,793	21,345

Shareholders’ equity:
Undesignated capital stock, par value $.01 per share; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 400,000,000; issued and outstanding 157,053,885 and 156,095,113 respectively	1,571	1,561
Additional paid-in capital	1,082,629	1,033,052
Retained earnings	1,152,686	1,144,188
Accumulated other comprehensive loss	(71,197)	(70,580)
Total shareholders’ equity	2,165,689	2,108,221
Total liabilities and shareholders’ equity	$2,636,820	$2,586,726

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

	Quarter Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,293	$38,185
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,726	24,340
Deferred income taxes	2,444	5,275
Stock-based compensation expense	13,407	11,682
(Gain) Loss on equity method investment	(1,776)	(294)
(Gain) Loss on investments	(325)	(2,054)
Leases, net	(710)	(912)
Recovery of assets held-for-sale	—	(6,789)
Other operating activity	1,153	1,001
Change in operating assets and operating liabilities:
Trade accounts and other receivables, net	13,329	22,392
Inventories	(2,508)	(14,002)
Prepaid expenses	(1,489)	380
Trade accounts payable, accrued expenses, contract liabilities, and other	14,315	(2,115)
Salaries, wages and related accruals	(13,545)	(22,101)
Income taxes payable	(3,201)	(27,403)
Net cash provided by operating activities	73,113	27,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,917)	(5,363)
Distributions from Wilson Wolf	1,990	1,351
Proceeds from sale of assets held-for-sale	—	4,617
Net cash used in investing activities	(3,927)	605

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(12,559)	(12,444)
Proceeds from stock option exercises	36,180	23,495
Repurchases of common stock	—	(24)
Repayments of long-term debt	—	(46,000)
Taxes paid on RSUs and net share settlements	(7,236)	(9,231)
Net cash used in financing activities	16,385	(44,204)

Effect of exchange rate changes on cash and cash equivalents	(247)	(1,210)
Net change in cash and cash equivalents	85,324	(17,224)
Cash and cash equivalents at beginning of period	264,712	162,186
Cash and cash equivalents at end of period	$350,036	$144,962

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,822	$30,812
Cash paid for interest	$2,651	$4,822

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Bio-Techne Corporation and Subsidiaries

(in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
Three months ended September 30, 2026	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2026	156,095	$1,561	$1,033,052	$1,144,188	$(70,580)	$2,108,221
Net earnings				28,293		28,293
Other comprehensive income (loss)					(617)	(617)
Common stock issued for exercise of options	764	8	34,517	(1,125)		33,400
Common stock issued for restricted stock awards	161	2	(2)	(6,111)		(6,111)
Cash dividends ($0.08 per share)				(12,559)		(12,559)
Stock-based compensation expense			13,015			13,015
Common stock issued to employee stock purchase plan	34	0	1,655			1,655
Employee stock purchase plan expense			392			392
Balances at September 30, 2026	157,054	$1,571	$1,082,629	$1,152,686	$(71,197)	$2,165,689

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
Three months ended September 30, 2025	Shares	Amount	Capital	Earnings	Loss	Total
Balances at June 30, 2025	154,972	$1,550	$911,089	$1,066,049	$(59,880)	$1,918,808
Net earnings				38,185		38,185
Other comprehensive income (loss)					(4,515)	(4,515)
Share repurchases	(1)	0		(24)		(24)
Common stock issued for exercise of options	625	6	21,477	(5,895)		15,588
Common stock issued for restricted stock awards	110	1	(1)	(3,337)		(3,337)
Cash dividends ($0.08 per share)				(12,444)		(12,444)
Stock-based compensation expense			11,543			11,543
Common stock issued to employee stock purchase plan	43	0	2,012			2,012
Employee stock purchase plan expense			(2)			(2)
Balances at September 30, 2025	155,749	$1,557	$946,118	$1,082,534	$(64,395)	$1,965,814

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2026, included in the Company's Annual Report on Form 10-K for fiscal 2026. A summary of significant accounting policies followed by the Company is detailed in the Company's Annual Report on Form 10-K for fiscal 2026. The Company follows these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements.

Contingencies: In June 2026, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”), and EMD Holdings NewCo, Inc., a Minnesota corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent. On September 23, 2026, the Company’s shareholders voted to approve the Merger Agreement under which Parent proposes to acquire the Company. The Merger is expected to close by late 2026 or early 2027, subject to satisfaction of additional customary closing conditions. For further information regarding this contingency, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

Investments: In September 2025, the Company received MDxHealth SA (“MDxHealth”) stock as part of our divestiture of Exosome Diagnostics. The fair value of the stock is included within Other current assets on the Condensed Consolidated Balance Sheets. Refer to Note 5 for the fair market valuation for the periods presented.

In July 2024, the Company paid $15 million to enter into an investment in Spear Bio. This investment is accounted for under the cost-method as we own less than 20% of the outstanding stock and we concluded that we do not have significant influence. Under the cost-method, the fair value is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were identified in the period ended September 30, 2026 and 2025. The Company’s total investment of $15 million is included within Other assets on the Condensed Consolidated Balance Sheets.

Equity method investments: In December 2021, the Company paid $25 million to enter into a two-part forward contract which requires the Company to make an initial ownership investment followed by purchase of full equity interest in Wilson Wolf Corporation (Wilson Wolf) if certain annual revenue or annual earnings before interest, taxes, depreciation, and amortization (EBITDA) thresholds are met. Wilson Wolf is a leading manufacturer of cell culture devices, including the G-Rex product line. The first part of the forward contract is triggered upon Wilson Wolf achieving approximately $92 million in annual revenue or $55 million in EBITDA at any point prior to December 31, 2027. During the quarter ended March 31, 2023, the Company determined that Wilson Wolf had met the EBITDA target. On March 31, 2023, the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf.

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

Legal matters: The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages, as well as other remedies (including injunctions barring the sale of products that are the subject of the proceeding), that could require significant expenditures, result in lost revenues, or limit the Company's ability to conduct business in the applicable jurisdictions. There have been no material changes since the filing of the Company's Annual Report on Form 10-K for fiscal 2026.

Litigation charges were immaterial during the quarters ended September 30, 2026 and 2025. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. While it is not possible to predict the outcome for most of the legal matters discussed below, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company adopted this guidance beginning with our annual report for fiscal 2026 and thereafter on a prospective basis. Refer to Note 12 for income tax reporting disclosures on the Company’s Annual Report on Form 10-K for fiscal 2026.

Relevant New Standards Issued Not Yet Adopted

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

The Company elected the exemption to not disclose the unfulfilled performance obligations for contracts with an original length of one year or less and the exemption to exclude future performance obligations that are accounted under the sales-based or usage-based royalty guidance. The Company’s unfulfilled performance obligations for contracts with an original length greater than one year were not material as of September 30, 2026 and June 30, 2026.

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

Contract assets include revenues recognized in advance of billings. Contract assets are included within Other current assets in the accompanying Condensed Consolidated Balance Sheets as the amount of time expected to lapse until the Company's right to consideration becomes unconditional is less than one year. We elected the practical expedient allowing us to expense contract costs that would otherwise be capitalized and amortized over a period of less than one year. Contract assets as of September 30, 2026 and June 30, 2026 are not material.

Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on warranty contracts. Contract liabilities as of September 30, 2026 and June 30, 2026 were approximately $34.7 million and $38.4 million, respectively. Contract liabilities as of June 30, 2026 subsequently recognized as revenue during the quarter ended September 30, 2026 were approximately $15.1 million. Contract liabilities as of June 30, 2025 subsequently recognized as revenue during the quarter ended September 30, 2025 were approximately $13.2 million. Contract liabilities in excess of one year are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Revenue by type is as follows (in thousands):

	Quarter Ended
	September 30,
	2026	2025
Consumables	$237,257	$231,601
Instruments	25,501	21,826
Services	22,462	27,482
Total product and services revenue, net	$285,220	$280,909
Royalty revenues	14,492	5,646
Total revenues, net	$299,712	$286,555

Revenue by geography is as follows (in thousands):

	Quarter Ended
	September 30,
	2026	2025
United States	$152,668	$155,240
EMEA, excluding United Kingdom	73,914	65,128
United Kingdom	13,733	13,205
APAC, excluding Greater China	22,453	19,147
Greater China	28,892	24,786
Rest of World	8,052	9,049
Net sales	$299,712	$286,555

Note 3. Selected Balance Sheet Data:

Inventories:

Inventories consist of (in thousands):

	September 30,	June 30,
	2026	2026
Raw materials	$101,084	$90,275
Finished goods(1)	102,901	111,811
Inventories	$203,985	$202,086
(1)	Finished goods inventory of $6,318 and $6,342 is included within Other Assets in the September 30, 2026 and June 30, 2026, Condensed Consolidated Balance Sheets, respectively, as it is forecasted to be sold after the 12 months subsequent to the Condensed Consolidated Balance Sheets dates.

Property and Equipment:

Property and equipment consist of (in thousands):

	September 30,	June 30,
	2026	2026
Land	$8,114	$8,113
Buildings and improvements	270,704	259,688
Machinery and equipment	257,666	254,844
Construction in progress	7,825	17,445
Property and equipment, cost	544,309	540,090
Accumulated depreciation and amortization	(316,545)	(308,254)
Property and equipment, net	$227,764	$231,836

Intangible Assets:

Intangible assets consist of (in thousands):

	Useful Life	September 30,	June 30,
	(years)	2026	2026
Developed technology	9 - 15	$576,315	$578,310
Tradenames	2 - 20	94,057	94,175
Customer relationships	7 - 16	209,896	210,004
Patents	10	5,635	5,559
Other intangibles	5 - 15	7,140	7,139
Definite-lived intangible assets		893,043	895,187
Accumulated amortization		(606,008)	(591,722)
Total intangible assets, net		$287,035	$303,465

Changes to the carrying amount of net intangible assets for the period ended September 30, 2026 consist of (in thousands):

September 30,
2026
Beginning balance	$303,465
Other additions	77
Amortization expense	(14,824)
Currency translation	(1,683)
Ending balance	$287,035

The estimated future amortization expense for intangible assets as of September 30, 2026 is as follows (in thousands):

Remainder 2027	$43,884
2028	54,738
2029	40,675
2030	26,716
2031	23,824
Thereafter	97,198
Total	$287,035

Goodwill:

Changes to the carrying amount of goodwill for the period ended September 30, 2026 consist of (in thousands):

		Diagnostics and
	Protein Sciences	Spatial Biology	Total
June 30, 2026	$422,995	$552,360	$975,355
Currency translation	159	(3,440)	(3,281)
September 30, 2026	$423,154	$548,920	$972,074

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. The Company performed a qualitative goodwill impairment assessment for all of its reporting units during the fourth quarter of fiscal 2026. No indicators of impairment were identified as part of our assessment.

Other assets:

Other assets consist of (in thousands):

	September 30,	June 30,
	2026	2026
Equity method investment in Wilson Wolf	$230,612	$230,827
Long-term inventory	6,318	6,342
Investment in Spear Bio	15,000	15,000
Notes receivable(1)	3,601	7,560
Other	5,178	4,607
Other assets	$260,709	$264,336
(1)	Amounts relate to the completed divestitures of the Company’s held-for-sale assets.

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

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	September 30,	Inputs Considered as
		2026	Level 1	Level 2	Level 3
Assets
Exchange traded securities(1)	Other current assets	$1,092	$1,092	$—	$—
Notes receivable(2)	Other current assets	6,741	—	—	6,741
Notes receivable(2)	Other assets	3,601	—	—	3,601
Total assets		$11,434	$1,092	$—	$10,342

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$9,853	$—	$9,853	$—
Total liabilities		$9,853	$—	$9,853	$—
(1)Exchange traded securities received from the buyer in the sale of Exosome Diagnostics.
(2)Notes receivable relate to the divestiture of our businesses held-for-sale.

		Total
		carrying
		value as of	Fair Value Measurements Using
	Balance Sheet Location	June 30,	Inputs Considered as
		2026	Level 1	Level 2	Level 3
Assets
Exchange traded securities(1)	Other current assets	$767	$767	$—	$—
Note receivable(2)	Other current assets	3,913	—	—	3,913
Note receivable(2)	Other assets	7,560	—	—	7,560
Total assets		$12,240	$767	$—	$11,473

Liabilities
Derivatives designated as hedging instruments - net investment hedge	Other long-term liabilities	$14,712	$—	$14,712	$—
Total liabilities		$14,712	$—	$14,712	$—
(1)	Exchange traded securities received from the buyer in the sale of Exosome Diagnostics.
(2)Notes receivable relate to the divestiture of our businesses held-for-sale.

Fair value measurements of available for sale securities

Exchange traded securities are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets.

Fair value measurements of notes receivable

The Company had $10.3 million and $11.5 million in notes receivable as of September 30, 2026 and June 30, 2026, respectively, for the businesses held-for-sale in the Protein Sciences segment and Diagnostics and Spatial Biology segment. The change in fair value is included in Other non-operating income (expense) within our Consolidated Statements of Earnings and Comprehensive Income.

The following table presents a reconciliation of the notes receivable measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	September 30,	June 30,
	2026	2026
Beginning balance	$11,473	$5,262
Additions	—	9,000
Payments received	(131)	(1,973)
Changes in fair value included in earnings	(1,000)	(816)
Ending balance	$10,342	$11,473

The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our notes receivable, currently and in the future. The Company primarily estimates the fair value of its notes receivable using a discounted cash flow model that has been internally developed. The models use inputs, such as estimated losses and discount rates, that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. For additional information on the Company’s policy on fair value assessments, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

Fair value measurements of derivative instruments

The Company uses a cross-currency swap contract to manage its exposure to foreign currency risk associated with the Company's net investment in its Swiss subsidiary.

The following table presents the contractual amounts of the Company's outstanding instruments (in millions):

		September 30,	June 30,
Instruments	Designation	2026	2026
Cross-currency swap(1)	Net investment hedge	120	130
(1)

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

The pretax amount of the gains and losses on our hedging instruments and the classification of those gains and losses within our Condensed Consolidated Financial Statements for the quarters ended September 30, 2026 and 2025 were as follows (in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Loss
	Quarter Ended
	September 30,
	2026	2025
Cash flow hedges
Forward starting swaps	$—	$3,009
Net investment hedges
Cross-currency swap	(3,154)	(717)
Total	$(3,154)	$2,292

	Gain Reclassified into Income
	Quarter Ended
	September 30,		Income Statement
	2026	2025	Classification
Cash flow hedges
Forward starting swaps	$—	$(1,921)	Interest expense
Net investment hedges
Cross-currency swap	(726)	(613)	Interest expense
Total	$(726)	$(2,534)

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

Short-term and long-term debt – The carrying amounts reported in the Condensed Consolidated Balance Sheets for the amount drawn on our line-of-credit facility and short-term and long-term debt approximates fair value because our interest rate is variable and reflects current market rates.

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

The Credit Agreement matures on August 31, 2027 and contains customary restrictive and financial covenants and customary events of default. As of September 30, 2026 and June 30, 2026, the outstanding balance under the Credit Agreement was $200.0 million.

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

The Condensed Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee (in thousands, except weighted average):

		Quarter Ended
		September 30,
		2026	2025
Condensed Consolidated Statements of Earnings
Fixed operating lease expense		$4,463	$4,409
Variable operating lease expense		1,173	1,326
Total operating lease expense		$5,636	$5,735

Condensed Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities		$4,503	$4,455
ROU assets obtained in exchange for operating lease obligations		170	278

		As of
Condensed Consolidated Balance Sheets		September 30,	June 30,
Lease Assets and Liabilities	Balance Sheet Classification	2026	2026
Operating lease ROU assets	Right-of-use assets	$64,408	$67,333

Operating lease liabilities - current	Operating lease liabilities - current	$14,992	$14,935
Operating lease liabilities - long-term	Operating lease liabilities	70,563	74,152
Total operating lease liabilities		$85,555	$89,087

Weighted average remaining lease term:		6.7 years	6.8 years
Weighted average discount rate:		4.3%	4.3%

The following table summarizes payments by date for the Company’s operating leases, which is then reconciled to our total lease obligation (in thousands):

September 30,
2026
Remaining 2027	$13,713
2028	17,669
2029	17,015
2030	13,647
2031	11,384
Thereafter	25,579
Total	$99,007
Less: Amounts representing interest	13,452
Total lease obligations	$85,555

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

Quarter ended September 30, 2026 (in thousands):
	Foreign
	Currency
	Translation
	Adjustments	Total
Balance as of June 30, 2026, net of tax:	$(70,580)	$(70,580)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(1,171)	(1,171)
Amounts reclassified out	726	726
Total other comprehensive income (loss), before tax	(445)	(445)
Tax (expense)/benefit	(172)	(172)
Total other comprehensive income (loss), net of tax	(617)	(617)
Balance as of September 30, 2026, net of tax	$(71,197)	$(71,197)

Quarter ended September 30, 2025 (in thousands):	Unrealized
	Gains	Foreign
	(Losses) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
Balance as of June 30, 2025, net of tax:	$2,536	$(62,416)	$(59,880)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(3,169)	(3,318)	(6,487)
Amounts reclassified out	1,921	613	2,534
Total other comprehensive income (loss), before tax	(1,248)	(2,705)	(3,953)
Tax (expense)/benefit	(417)	(145)	(562)
Total other comprehensive income (loss), net of tax	(1,665)	(2,850)	(4,515)
Balance as of September 30, 2025, net of tax(1)	$871	$(65,266)	$(64,395)
(1)	The Company had a net deferred tax liability for its cash flow hedge of $0.3 million as of September 30, 2025.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within foreign currency translation adjustments do include impacts from the net investment hedge.

Note 8. Earnings Per Share:

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	September 30,
	2026	2025
Earnings per share – basic:
Net earnings	$28,293	$38,185
Income allocated to participating securities	(3)	(6)
Income available to common shareholders	$28,290	$38,179
Weighted-average shares outstanding – basic	156,800	155,464
Earnings per share – basic	$0.18	$0.25

Earnings per share – diluted:
Net earnings	$28,293	$38,185
Income allocated to participating securities	(3)	(6)
Income available to common shareholders	$28,290	$38,179
Weighted-average shares outstanding – basic	156,800	155,464
Dilutive effect of stock options and restricted stock units	1,128	898
Weighted-average common shares outstanding – diluted	157,928	156,362
Earnings per share – diluted	$0.18	$0.24

The dilutive effect of stock options and restricted stock units in the above table excludes all options for which the aggregate exercise proceeds exceeded the average market price for the period. The number of potentially dilutive option shares excluded from the calculation was 3.0 million and 6.5 million for the quarters ended September 30, 2026 and 2025, respectively.

Note 9. Share-based Compensation:

During the quarter ended September 30, 2026, no stock options were granted. During the quarter ended September 30, 2025, the Company granted 0.9 million stock options at a weighted average grant price of $53.60 and a weighted average fair value of $18.86. During the quarters ended September 30, 2026 and 2025, the Company granted 0.7 million and 0.6 million restricted stock units at a weighted average fair value of $72.39 and $53.60, respectively. During the quarters ended September 30, 2026 and 2025, the Company did not grant restricted common stock awards.

Stock options for 0.9 million and 1.4 million shares of common stock with total intrinsic values of $21.1 million and $18.8 million were exercised during the quarters ended September 30, 2026 and 2025, respectively.

Stock-based compensation expense, inclusive of payroll taxes, of $14.0 million and $11.7 million was included in Selling, general and administrative expenses for the quarters ended September 30, 2026 and 2025, respectively. Additionally, the Company recognized $0.4 million of stock-based compensation costs, inclusive of payroll taxes, in Cost of sales for the quarters ended September 30, 2026 and 2025. As of September 30, 2026, there was $66.8 million of unrecognized compensation cost related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock. The weighted average period over which the compensation cost is expected to be recognized is 1.7 years.

Note 10. Other Income / (Expense):

The components of Other income (expense) in the accompanying Condensed Consolidated Statement of Earnings and Comprehensive Income are as follows (in thousands):

	Quarter Ended
	September 30,
	2026	2025
Interest expense	$(2,170)	$(2,934)
Interest income	1,956	971
Gain (loss) on equity method investment	1,776	294
Other non-operating income (expense), net	(3,472)	2,002
Total other income (expense), net	$(1,910)	$333

Note 11. Income Taxes:

The Company’s effective income tax rate for the first quarter of fiscal 2027 and 2026 was 18.4% and 20.4%, respectively, of consolidated earnings before income taxes, inclusive of discrete items. The change in the Company’s tax rate for the quarter ended September 30, 2026 compared to September 30, 2025 was driven by a mix of net income and timing of discrete items. The Company recognized total net benefits related to discrete tax items of $1.8 million during the quarter ended September 30, 2026, compared to $3.6 million of net benefits during the quarter ended September 30, 2025. Share-based compensation excess tax benefit contributed $1.9 million in the quarter ended September 30, 2026, compared to $0.5 million in the quarter ended September 30, 2025.

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

The following is financial information relating to the Company's reportable segments (in thousands):

For the Quarter Ended September 30, 2026
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$219,691	$80,164	$299,855
Intersegment			(143)
Consolidated net sales			$299,712
Segment operating income
Cost of sales	57,592	34,503
Selling, general and administrative	63,001	29,317
Research and development	15,900	10,447
Segment operating income	$83,198	$5,897	$89,095
Unallocated amounts
Amortization of intangibles			(14,663)
Acquisition related expenses and other			(17,760)
Certain litigation charges			(46)
Stock based compensation, inclusive of employer taxes			(14,757)
Restructuring and restructuring-related costs			(3,838)
Corporate general, selling, and administrative expenses			(1,428)
Consolidated operating income			$36,603

For the Quarter Ended September 30, 2025
	Protein Sciences	Diagnostics and Spatial Biology	Total
Net sales	$202,188	$79,458	$281,646
Other revenue(1)			5,439
Intersegment			(530)
Consolidated net sales			$286,555
Segment operating income
Cost of sales	50,518	33,737
Selling, general and administrative	59,766	27,851
Research and development	14,191	8,992
Segment operating income	$77,713	$8,878	$86,591
Unallocated amounts
Amortization of intangibles			(15,350)
Acquisition related expenses and other			(3,351)
Certain litigation charges			(2,408)
Stock based compensation, inclusive of employer taxes			(12,096)
Restructuring and restructuring-related costs			(7,511)
Recovery of assets held-for-sale			6,789
Corporate general, selling, and administrative expenses			(2,433)
Impact of business held-for-sale(1)			(2,573)
Consolidated operating income			$47,658

(1)Includes the quarterly results of a business that has met the held-for-sale criteria as of June 30, 2025.

Note 13. Restructuring:

Fiscal 2026 Restructuring Actions:

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

The restructuring and restructuring-related changes for periods presented were recorded in the Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

Quarter Ended
September 30,
2026
Cost of sales	$—
Selling, general and administrative(1)	2,258
Total	$2,258

(1)Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Quarter ended September 30, 2026
	Employee	Asset-related
	severance	and other	Total
Protein Sciences	$262	$—	$262
Diagnostics and Spatial Biology	—	—	—
Corporate	—	1,996	1,996
Total	$262	$1,996	$2,258

The following table summarizes the changes in the Company’s accrued restructuring balance, which is included within Accrued expenses in the accompanying Consolidated Balance Sheets. Other amounts reported as restructuring and restructuring-related costs in the accompanying Consolidated Statements of Earnings and Comprehensive Income have been summarized in the notes to the table (in thousands):

	Employee	Asset-related
	severance	and other	Total
Expense incurred in the fourth quarter of 2026	$760	$3,471	$4,231
Cash payments	(314)	(2,395)	(2,709)
Accrued restructuring as of June 30, 2026	$446	$1,076	$1,522
Expense incurred in fiscal 2027	$262	$1,996	$2,258
Cash payments	(708)	(2,659)	(3,367)
Accrued restructuring as of September 30, 2026	$—	$413	$413

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

As part of these actions, certain assets and liabilities associated with the Exosome Diagnostics business were classified as held-for-sale, including $4.5 million of goodwill allocated on a relative fair value basis at June 30, 2025. As a result of an impairment test performed during fiscal 2025, a cumulative impairment charge of $83.1 million was recorded. During the quarter ended September 30, 2025, the Company entered into an agreement with a buyer to purchase the Exosome Diagnostics business for approximately $15.0 million, with approximately $6.8 million in stock received at closing. Additionally, we recognized a recovery of assets held-for-sale of $6.8 million during the quarter ended September 30, 2025 recorded within Selling, general, and administrative on the Condensed Consolidated Statements of Earnings. As part of the agreement, the Company and the buyer entered into a promissory note that will mature in September 2029 that requires the buyer to pay four annual installments of $2.5 million, of which up to $5.0 million is payable in the stock of the buyer, MDxHealth. The fair value of the note receivable is included within Other current assets and Other assets on the Condensed Consolidated Balance Sheets.

The restructuring and restructuring-related charges for periods presented were recorded in the Condensed Consolidated Statements of Earnings and Comprehensive Income as follows (in thousands):

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2026	2025
Cost of sales	$1,406	$1,482
Selling, general and administrative(1)	-	(1,357)
Total	$1,406	$125
(1)	Restructuring actions impacting research and development are not material to separately disclose and have been included within Selling, general, and administrative costs.

Restructuring and restructuring-related costs by segment are as follows (in thousands):

	Quarter ended September 30,
	2026			2025
						Recovery
	Employee	Asset-related		Employee	Asset-related	of assets
	severance	and other	Total	severance	and other	held-for-sale	Total
Protein Sciences	$—	$1,406	$1,406	$1,636	$1,572	$—	$3,208
Diagnostics and Spatial Biology	—	—	—	2,966	—	(6,789)	(3,823)
Corporate	—	—	—	740	—	—	740
Total	$—	$1,406	$1,406	$5,342	$1,572	$(6,789)	$125

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

			Impairment (Recovery)
	Employee	Asset-related	of assets
	severance(1)	and other(2)	held-for-sale	Total
Expense incurred in the fourth quarter of 2025	$1,041	$11,531	$83,059	$95,631
Cash payments	—	—	—	—
Non-cash adjustments	—	(11,471)	(83,059)	(94,530)
Accrued restructuring as of June 30, 2025	$1,041	$60	$—	$1,101
Expense incurred in fiscal 2026	$6,681	$9,017	$(6,789)	$8,909
Cash payments	(6,534)	(9,077)	—	(15,611)
Non-cash adjustments	—	—	6,789	6,789
Accrued restructuring as of June 30, 2026	$1,188	$—	$—	$1,188
Expense incurred in fiscal 2027	$—	$1,406	$—	$1,406
Cash payments	(1,038)	(1,406)	—	(2,444)
Accrued restructuring as of September 30, 2026	$150	$—	$—	$150

(1)Relates to impacted employees’ final paycheck, separation payments, outplacement services, legal fees, and retention packages.

(2)	Primarily relates to impairment of inventory and equipment.

Note 14. Subsequent Events:

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information about discrete tax items and other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the unaudited condensed consolidated financial information and related notes included in this Form 10-Q, and MD&A of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2026. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

PENDING MERGER WITH MERCK KGAA, DARMSTADT, GERMANY

In June 2026, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”), with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”), and EMD Holdings NewCo, Inc., a Minnesota corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent. On September 23, 2026, the Company’s shareholders voted to approve the Merger Agreement under which Parent proposes to acquire the Company. The Merger is expected to close by late 2026 or early 2027, subject to satisfaction of additional customary closing conditions. For further information regarding this contingency, refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the quarter ended September 30, 2026 were $299.7 million, an increase of 5% compared to the same prior year period. Organic revenue for the quarter ended September 30, 2026 increased 7% compared to the prior year, with foreign currency exchange having an immaterial impact and business held-for-sale having an unfavorable impact of 2%.

Gross Margins

Consolidated gross margin for the quarter ended September 30, 2026 was 65.6% compared to 65.6% for the same prior year period. Excluding the impact of amortization of intangibles, stock-based compensation expense, restructuring and restructuring-related costs, and the impact of businesses held-for-sale, adjusted gross margin for the quarter ended September 30, 2026 was 69.3% compared to 70.2% for the quarter ended September 30, 2025.

A reconciliation of the reported consolidated gross margin percentages, adjusted for intangible amortization, stock compensation expense, restructuring and restructuring-related charges, and the impact of businesses held-for-sale included in Cost of sales, is as follows (in thousands):

	Quarter Ended
	September 30,
	2026	2025
Total consolidated net sales	$299,712	$286,555
Business held-for-sale(1)	—	5,439
Revenue from recurring operations	$299,712	$281,116

Gross margin - GAAP	$196,623	$188,112
Gross margin percentage - GAAP	65.6%	65.6

Identified adjustments:
Amortization of intangibles	$9,359	$9,439
Stock-based compensation, inclusive of employer taxes	366	385
Restructuring and restructuring-related costs	1,406	2,079
Impact of business held-for-sale(1)	—	(2,581)
Adjusted gross margin	$207,754	$197,434
Adjusted gross margin percentage(2)	69.3%	70.2
(1)	September 30, 2025 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.
(2)	Adjusted gross margin percentage excludes both revenue and gross margin for the business that met the held-for-sale criteria during the respective periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15% to $133.7 million for the quarter ended September 30, 2026 from the same prior year period.

Research and Development Expenses

Research and development expenses increased 9% to $26.3 million for the quarter ended September 30, 2026 from the same prior year period.

Segment Results

Protein Sciences

	Quarter Ended
	September 30,
	2026	2025
Net sales (in thousands)	$219,691	$202,188
Operating margin percentage	37.9%	38.4%

The Protein Sciences segment’s net sales for the quarter ended September 30, 2026 was $219.7 million, which increased 9% compared to the same respective prior year period. Organic revenue for the segment increased 9%, and foreign currency exchange had an immaterial impact.

The operating margin was 37.9% for the quarter ended September 30, 2026 compared to 38.4% in the comparative prior year period.

Diagnostics and Spatial Biology

	Quarter Ended
	September 30,
	2026	2025
Net sales (in thousands)	$80,164	$79,458
Operating margin percentage	7.4%	11.2%

The Diagnostics and Spatial Biology segment’s net sales for the quarter ended September 30, 2026 was $80.2 million, with a reported increase of 1% compared to the same respective prior year period. Organic revenue growth was 1% for the first quarter of fiscal 2027, with foreign currency exchange having an immaterial impact.

The operating margin for the segment was 7.4% for the quarter ended September 30, 2026 compared to 11.2% in the comparative prior year period.

Income Taxes

Income taxes were at an effective rate of 18.4% of consolidated earnings for the quarter ended September 30, 2026, compared to 20.4% for the same respective prior year period. The change in the Company’s tax rate for the quarter ended September 30, 2026 was driven by the mix of net income and timing of discrete items.

The forecasted tax rate as of the first fiscal quarter of 2026 before discrete items is 23.4% compared to the prior year forecasted tax rate before discrete items of 26.5%. Excluding the impact of discrete items, the Company expects the consolidated income tax rate for the remainder of fiscal 2027 to range from 23% to 27%.

Net Earnings

Non-GAAP adjusted consolidated net earnings are as follows (in thousands):

	Quarter Ended
	September 30,
	2026	2025
Net earnings before taxes - GAAP	$34,693	$47,991
Identified adjustments:
Amortization of intangibles	14,663	15,350
Amortization of Wilson Wolf intangible assets	2,490	2,490
Acquisition related expenses and other	17,906	3,508
Certain litigation charges	46	2,408
Stock-based compensation, inclusive of employer taxes	14,757	12,096
Restructuring and restructuring-related costs	3,838	7,511
Investment loss (gain) and other non-operating loss (gain)	799	(2,146)
Impairment (Recovery) of assets held-for-sale	—	(6,789)
Impact of business held-for-sale(1)	—	2,573
Net earnings before taxes - Adjusted	$89,192	$84,992
Non-GAAP tax rate	21.4%	22.3%
Non-GAAP tax expense	$19,087	$18,953
Non-GAAP adjusted net earnings	$70,105	$66,039
Earnings per share - diluted - Adjusted	$0.44	$0.42
(1)	September 30, 2025 amounts relate to the Diagnostics and Spatial Biology segment business that met the held-for-sale criteria on June 30, 2025.

Depending on the nature of discrete tax items, our reported tax rate may not be consistent on a period-to-period basis. The Company independently calculates a non-GAAP adjusted tax rate considering the impact of discrete items and jurisdictional mix of the identified non-GAAP adjustments. The following table summarizes the reported GAAP tax rate and the effective non-GAAP adjusted tax rate for the quarters ended September 30, 2026 and 2025.

	Quarter Ended
	September 30,
	2026	2025
GAAP effective tax rate	18.4%	20.4%
Discrete items	5.0	6.1
Long-term GAAP tax rate	23.4%	26.5%
Rate impact items
Stock based compensation	(2.7)%	(2.7)%
Other	0.7	(1.5)
Total rate impact items	(2.0)%	(4.2)%
Non-GAAP adjusted tax rate	21.4%	22.3%

The difference between the reported GAAP tax rate and non-GAAP tax rate applied to the identified non-GAAP adjustments for the quarter ended September 30, 2026 is primarily a result of discrete tax items, including the tax benefit of stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $350.0 million as of September 30, 2026, compared to $264.7 million as of June 30, 2026.

The Company has a line-of-credit governed by a Credit Agreement dated August 31, 2022 that will mature on August 31, 2027. As of September 30, 2026, there is $800.0 million available on the line-of-credit. See Note 5 to the Condensed Consolidated Financial Statements for a description of the Credit Agreement.

During fiscal year 2022, the Company paid $25 million to enter into a two-part forward contract which requires the Company to purchase the full equity interest in Wilson Wolf if certain annual revenue or EBITDA thresholds are met. During fiscal year 2023, Wilson Wolf met the EBITDA target and the Company paid an additional $232 million to acquire 19.9% of Wilson Wolf. Since the first part of the forward contract has been triggered, the second part of the forward contract will automatically trigger, which requires the Company to acquire the remaining 80.1% of Wilson Wolf on December 31, 2027. The second part of the contract would be accelerated in advance of December 31, 2027 if Wilson Wolf meets certain financial milestones. As of September 30, 2026, the second milestones have not been met. The second option payment of approximately $1 billion plus potential contingent consideration is forecasted to occur between fiscal 2027 and fiscal 2028.

Management of the Company expects to be able to meet its cash and working capital requirements for operations, facility expansion, capital additions, and cash dividends for the foreseeable future, and at least the next 12 months, through currently available cash, cash generated from operations, and remaining credit available on its existing revolving line of credit.

Cash Flows From Operating Activities

The Company generated cash of $73.1 million from operating activities in the first quarter of fiscal 2027 compared to $27.6 million in the first quarter of fiscal 2026. The increase from the prior year was primarily due to changes in the timing of cash payments on certain operating assets and liabilities.

Cash Flows From Investing Activities

We continue to make investments in our business, including capital expenditures.

Capital expenditures for fixed assets for the first quarter of fiscal 2027 and 2026 were $5.9 million and $5.4 million, respectively. Capital expenditures for the remainder of fiscal 2027 are expected to be approximately $28 million. Capital expenditures are expected to be financed through currently available funds and cash generated from operating activities. Expected additions in fiscal 2027 are related to increasing capacity to meet expected sales growth across the Company.

During the first quarter of fiscal 2026, the Company received $4.6 million for assets held-for-sale. There was no comparable activity in the first quarter of fiscal 2027.

The Company received tax distributions of $2.0 million and $1.4 million from its equity method investee during the first quarter of fiscal 2027 and 2026, respectively.

Cash Flows From Financing Activities

During the first quarter of fiscal 2027 and 2026, the Company paid cash dividends of $12.6 million and $12.4 million, respectively, to all common shareholders.

Cash of $36.2 million and $23.5 million was received during the first quarter of fiscal 2027 and 2026, respectively, from the exercise of stock options.

During the first quarter of fiscal 2026, the Company made repayments of $46.0 million on its long-term debt balance. There was no comparable activity in the first quarter of fiscal 2027. The Company did not draw under its revolving line-of-credit facility during the first quarter of fiscal 2027 and 2026.

During the first quarter of fiscal 2027 and 2026, the Company paid taxes of $7.2 million and $9.2 million, respectively, related to taxes on restricted stock, restricted stock units and stock options exercised through a net share settlement.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in the Company's Annual Report on Form 10-K for fiscal 2026 and are incorporated herein by reference. The application of certain of these policies requires judgments and estimates that can affect the results of operations and financial position of the Company. Judgments and estimates are used for, but not limited to, valuation of available-for-sale investments, inventory valuation and allowances, valuation of intangible assets and goodwill and valuation of investments in unconsolidated entities. There have been no significant changes in estimates in the quarter ended September 30, 2026 that would require disclosure nor have there been any changes to the Company's policies.

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

Readers are encouraged to review the reconciliations of the adjusted financial measures used in management’s discussion and analysis of the financial condition of the Company to the most directly comparable GAAP financial measures provided within the Company’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those regarding the Merger (as defined on the Company’s Annual Report on the 10-K for fiscal 2026), including statements related to the timing of completion of the Merger, or the receipt of necessary approvals to complete the Merger; the significance and timing of costs related to the Merger; the impact on us of litigation or other shareholder action related to the Merger; the effects on us and our shareholders if the Merger is not completed; the Company's expectations as to the effect of changes to accounting policies, the amount of capital expenditures for the remainder of the fiscal year, the source of funding for capital expenditure requirements, the sufficiency of currently available funds for meeting the Company's needs, the impact of fluctuations in foreign currency exchange rates, and expectations regarding gross margin fluctuations, increasing research and development expenses, increasing Selling, general and administrative expenses and income tax rates. These statements involve risks and uncertainties that may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: integration of newly acquired businesses, the introduction and acceptance of new products, general national and international economic, political, regulatory, and other conditions, increased competition, the reliance on internal manufacturing and related operations, supply chain challenges, the impact of currency exchange rate fluctuations, the recruitment and retention of qualified personnel, the impact of governmental regulation, maintenance of intellectual property rights, credit risk and fluctuation in the market value of the Company's investment portfolio, and unseen delays and expenses related to facility construction and improvements. These forward-looking statements are subject to a number of risks and uncertainties, including, without limitation: (i) the risk that the Merger may not be completed in a timely manner, or at all; (ii) the failure to satisfy the conditions to the consummation of the Merger, including, without limitation, the receipt of regulatory approvals; (iii) unanticipated difficulties or expenditures relating to the Merger; (iv) the effect of the announcement or pendency of the Merger on the Company’s plans, business relationships, operating results and operations; (v) potential difficulties retaining customers, suppliers, distributors and employees as a result of the announcement and pendency of the Merger; (vi) the response of customers, suppliers, distributors and employees to the announcement of the Merger; (vii) risks related to diverting management’s attention from the Company’s ongoing business operations; and (viii) legal proceedings, including those that may be instituted against the Company, its board of directors, its executive officers or others following the announcement of the Merger, as well as the risks and uncertainties. For additional information concerning such factors, see the Company's Annual Report on Form 10-K for fiscal 2026 as filed with the Securities and Exchange Commission and Part II. Item 1A below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 6, 2026, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2026, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchase plan approved by the Board on February 2, 2022, granted management the discretion to mitigate the dilutive effect of stock option exercises. The plan authorized the Company to purchase up to $400 million of the Company’s outstanding common stock. Additionally, the Board approved a new share repurchase plan on April 30, 2025, to replace the previous share repurchase plan, that authorizes the Company to purchase up to $505 million of the Company’s outstanding common stock. As of September 30, 2026, the Company had $363.3 million available to repurchase under our existing plan. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the February 2, 2022 and April 30, 2025 share repurchase programs, without the prior written consent of Parent.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	—	$—	—	$363,332,959
August 1 - August 31, 2026	—	—	—	363,332,959
September 1 - September 30, 2026	—	—	—	363,332,959
July 1 - September 30, 2026	—	—	—

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-TECHNE CORPORATION
(Company)

Date: November 6, 2026
Kim Kelderman
President and Chief Executive Officer

Date: November 6, 2026
James Hippel
Executive Vice President, Chief Financial Officer