Form 10-Q/A
period 2026-09-30
BIO-TECHNE Corp
filed 2026-11-12
CIK 842023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

At November 2, 2026, 157,090,727 shares of the Company's Common Stock (par value $0.01) were outstanding.

EXPLANATORY NOTE

Bio-Techne Corporate is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed with the Securities and Exchange Commission on November 6, 2026 (the “Original Report”), solely to correct the signature page to the Original Report, which inadvertently omitted the conformed electronic signatures.

Except for the adding of the conformed electronic signatures, no other changes have been made to the Original Report. This Amendment does not reflect any subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.

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

Note 6. Leases:

As a lessee, the Company leases offices, labs, and manufacturing facilities, as well as vehicles, copiers, and other equipment. The Company determines whether a contract is a lease or contains a lease at inception date. Upon commencement date, operating lease right-

of-use assets and liabilities are recognized based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region. The Company recognizes operating lease expense on a straight-line basis over the lease term. Further, as part of our adoption of ASC 842, the Company also made the accounting policy elections to not capitalize short term leases (defined as a lease with a lease term that is less than 12 months) and to combine lease and non-lease components for all asset classes in determining the lease payments.

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

BIO-TECHNE CORPORATION
(Company)

Date: November 12, 2026	/s/ Kim Kelderman
Kim Kelderman
President and Chief Executive Officer

Date: November 12, 2026	/s/ James Hippel
James Hippel
Executive Vice President, Chief Financial Officer